Form 10-K405
CHEMUNG FINANCIAL CORP
filed 1995-03-30
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
X              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

               For the fiscal year ended December 31, 1994

                                   OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT  OF 1934 [No Fee Required]

       For the transition period from _____________ to _____________

                      Commission File Number 0-13888

                      CHEMUNG FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

                NEW YORK                            16-123703-8
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)           Identification Number)

   One Chemung Canal Plaza, P.O. Box 1522
           Elmira, New York                          14902
  (Address of principal executive offices)          (Zip Code)

      Registrants telephone number, including area code:  (607) 737-3711

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $5 a share
                             (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO ___


The aggregate market value of Common Stock held by nonaffiliates on February 28, 1995 was $34,099,187.

As of February 28, 1995 there were 2,093,481 shares of Common Stock, $5 par value outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on April 11, 1995 are incorporated by reference into Parts III and IV.

                                   PART  I

ITEM 1.  BUSINESS

(a)  General development of business

Chemung Financial Corporation (Corporation) was incorporated on January 2, 1985, under the laws of the State of New York. The Corporation was organized for the purpose of acquiring a majority holding of Chemung Canal Trust Company (Bank). The Bank was established in 1833 under the name Chemung Canal Bank, and was subsequently granted a New York State bank charter in 1895. In 1902, the Bank was reorganized as a New York State trust company under the name Elmira Trust Company, which name was changed to Chemung Canal Trust Company in 1903.

On June 1, 1985, after the approval by the New York State Superintendent of Banks and the Board of Governors of the Federal Reserve System of the Plan of Acquisition and holding company application, the Bank became a wholly-owned subsidiary of the Corporation. There have been no material changes in the mode of conducting business of either the Corporation or the Bank since the acquisition of the Bank by the Corporation.

The Corporation is subject to applicable federal laws relating to bank holding companies as well as federal securities laws, State Corporation Law and State Banking Law.


(b)  Financial information about industry segments


The Corporation and the Bank are engaged only in banking and bank-related businesses. The Selected Financial Data Exhibit included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("MD&A") for the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, sets forth financial information with respect to bank-related industry segments. The MD&A including the Selected Financial Data Exhibit is incorporated herein by reference.


(c)  Narrative description of business


                                Business

The Bank is a New York State chartered, independent commercial bank which engages in full-service commercial and consumer banking and trust business. The Banks services include accepting time, demand and savings deposits including NOW accounts, Super NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or participating with regional industrial development and community lending corporations, making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection, small business loans and student loans. Additional services include renting of safe deposit facilities, selling uninsured annuity and mutual fund investment products, and the use of networked automated teller facilities.

Trust services provided by the Bank include services as executor, trustee under wills and agreements, guardian and custodian and trustee and agent for pension, profit-sharing and other employee benefit trusts as well as various investment, pension, estate planning and employee benefit administrative services.

For additional information which focuses on the results of operation of the Corporation and the Bank, see Management's Discussion and Analysis of Financial Condition and Results of Operation, incorporated herein by reference.

There have been no material changes in the manner of doing business by the Corporation or the Bank during the fiscal year ended December 31, 1994.


                              Competition

Six (6) of the Banks thirteen (13) full-service branches, in addition to the main office, are located in Chemung County. The other seven (7) full-service branches are located in the adjacent counties of Schuyler, Steuben, and Tioga. All facilities are located in New York State.

Within these market areas, the Bank encounters intense competition in its banking business from several other financial institutions offering comparable products. These competitors include other commercial banks (both locally-based independent banks and local offices of regional and major metropolitan-based banks), as well as stock savings banks and credit unions. In addition, the Bank experiences competition in marketing some of its services from local operations of insurance companies, brokerage firms and retail financial service businesses.


                   Dependence Upon a Single Customer


Neither the Corporation nor the Bank is dependent upon a single or limited number of customers.


                       Research and Development


Expenditures for research and development were immaterial for the years 1994, 1993, and 1992.

                              Employees

As of December 31, 1994, the Bank employed 271 persons on a full-time equivalent basis.


(d) Financial information about foreign and domestic operations and export sales


Neither the Corporation nor the Bank rely on foreign sources of funds or income.


(e)  Statistical disclosure by bank holding companies


The following disclosures present summarized statistical data covering the Corporation and the Bank.



Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

                                                                December 31,


                                     1994                           1993                          1992


                          Average              Yield/    Average              Yield/   Average              Yield/
                         Balance  Interest     Rate     Balance  Interest     Rate    Balance  Interest     Rate

Assets


Interest earning assets:

   Loans                $ 221,419    20,006     9.04%  $ 224,127    20,741     9.25% $ 220,993    22,358    10.12%
   Taxable securities     134,524     7,762     5.77     106,736     6,088     5.70     99,098     6,439     6.50
   Tax-exempt securities   25,054     1,262     5.04      22,596     1,184     5.24     24,384     1,441     5.91
   Federal funds sold      10,236       407     3.98      12,587       371     2.95     13,848       466     3.37
   Interest-bearing
      deposits              3,478       143     4.11       2,401        73     3.04        -         -         -


     Total interest
     earning assets       394,711    29,580     7.49%    368,447    28,457     7.72%   358,323    30,704     8.57%


Non-interest earning assets:

   Cash and due from banks 21,657                         20,372                        19,574
   Premises and equipment,
       net                  7,451                          7,513                         7,739
   Other assets             5,506                          4,853                         4,338
   Less allowance for
     loan losses           (3,419)                        (3,453)                       (2,970)
   Excess of cost over
     fair value of net
     assets acquired,
     net of accumulated
     amortization           5,339                            -                             -

      Total             $ 431,245                      $ 397,732                     $ 387,004




Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

                                                                December 31,


                                     1994                           1993                          1992


                          Average              Yield/    Average              Yield/   Average              Yield/
                         Balance  Interest     Rate     Balance  Interest     Rate    Balance  Interest     Rate

Liabilities and
Shareholders' Equity


Interest bearing
   liabilities:

   Demand deposits       $ 43,372       673     1.55%  $  42,275       811     1.92% $  40,739     1,180     2.90%
   Savings deposits       142,819     3,778     2.65     133,671     3,806     2.85    128,563     4,825     3.75
   Time deposits          121,783     5,445     4.47     110,631     4,887     4.42    112,481     5,947     5.29
   Federal funds purchased
     and securities
     sold under agreement
     to repurchase          9,975       380     3.81       9,717       281     2.89     11,366       413     3.63

      Total interest
      bearing liabilities 317,949    10,276     3.23%    296,294     9,785     3.30%   293,149    12,365     4.22%


Non-interest bearing
   liabilities:

   Demand deposits         66,635                         60,461                        56,737
   Other                    5,106                          3,978                         2,944
                          389,690                        360,733                       352,830
Shareholders' equity       41,555                         36,999                        34,174

      Total             $ 431,245                      $ 397,732                     $ 387,004

Net interest earnings              $ 19,304                       $ 18,672                      $ 18,339

Net yield on interest
   earning assets                               4.89%                          5.07%                         5.12%



For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
Daily balances were used for average balance computations.


No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.


The following table sets forth for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                              1994 Compared to 1993                 1993 Compared to 1992

                                         Increase (Decrease) Due to (1)         Increase (Decrease) Due to (1)

                                         Volume          Rate          Net      Volume         Rate          Net

                                              (In Thousands of Dollars)             (In Thousands of Dollars)


Interest earned on:

       Loans                         $   (249)         (486)        (735)         313       (1,930)      (1,617)
       Taxable securities               1,603            71        1,674          473         (824)        (351)
       Tax-exempt securities              125           (47)          78         (101)        (156)        (257)
       Federal funds sold                 (78)          114           36          (40)         (55)         (95)
       Interest-bearing deposit            39            31           70           73         2,965          73

           Total interest
             earning assets          $  1,440          (317)       1,123          718       (2,965)      (2,247)



Interest paid on:

       Demand deposits                     21          (159)        (138)          43         (412)        (369)
       Savings deposits                   251          (279)         (28)         185       (1,204)      (1,019)
       Time deposits                      498            60          558          (96)        (964)      (1,060)
       Federal funds purchased
         and securities sold under
         agreement to repurchase            8            91           99          (55)         (77)        (132)

           Total interest bearing
             liabilities              $   778          (287)         491           77       (2,657)      (2,580)






(1)   The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


Investment Portfolio


       The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                                                            December 31,

                                                                                  1994         1993         1992

                                                                                    (In Thousands of Dollars)
       U.S. Treasury and other
          U.S. Government Agencies                                          $  163,238      104,216       89,418
       State and political subdivisions                                         28,085       21,997       23,221
       Other bonds and notes                                                     7,181        8,871       14,162
       Corporate stocks                                                          5,493        2,002          736

            Total                                                           $  203,997      137,086      127,537



      Included in the above table are $188,828 and $44,814 of securities available for sale at December 31, 1994 and 1993, respectively.



      The following tables set forth the maturities of investment securities at December 31, 1994 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighed for the scheduled maturity of each security).  Federal tax equivalent adjustments have been made in calculating yields on municipal obligations.

                                                                                     Maturing

                                                                         Within                 After One, But
                                                                       One Year               Within Five Years

                                                                  Amount         Yield       Amount        Yield

                                                                           (In Thousands of Dollars)

                                                                                           <C
       U.S. Treasury and other
          U.S. Government Agencies                              $  67,222        5.31%     $ 91,798        6.45%
       State and political subdivisions                             8,714        4.62        15,300        5.18
       Other bonds  and notes                                       3,250        7.28         3,930        7.31

       Total                                                    $  79,186        5.32%     $111,028        6.31%


                                                                                      Maturing

                                                                    After Five, But                      After
                                                                   Within Ten Years                   Ten Years

                                                                  Amount         Yield       Amount        Yield

                                                                             (In Thousands of Dollars)


       U.S. Treasury and other
         U.S. Government Agencies                                 $  7,874         7.56%      $   -           - %
       State and political subdivisions                              3,214         4.92          842        6.51
       Other bonds and notes                                           -             -            -           -


            Total                                                 $ 11,088         6.79%      $  842        6.51%





Loan Portfolio


       The following table shows the Corporation's loan distribution at the end of each of the last five years:


                                                                            December 31,

                                                        1994         1993         1992         1991         1990

                                                                      (In Thousands of Dollars)

      Commercial, financial and
          agricultural                             $  75,006       69,484       63,360       65,830       55,689
      Real estate mortgages                           67,912       71,345       81,431       89,401       86,018
      Installment loans                               94,181       82,028       74,258       72,462       67,932

            Total                                  $ 237,099      222,857      219,049      227,693      209,639



      The following table shows the maturity of loans (excluding residential real estate mortgages and installment loans) outstanding as of December 31, 1994.  Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:


                                                                 After One
                                                     Within      But Within      After
                                                    One Year     Five Years   Five Years     Total

       Commercial, financial and
          agricultural                              $ 49,875       24,314          817       75,006

       Loans maturing after one year with:
          Fixed interest rates                                     11,066          817
          Variable interest rates                                  13,248          ---

            Total                                                $ 24,314          817



Nonaccrual and Past Due Loans


       The following table summarizes the Corporation's nonaccrual and past due loans:


                                                                             December 31,

                                                        1994         1993         1992         1991         1990

                                                                     (In Thousands of Dollars)

       Nonaccrual loans (1)                          $ 1,201        1,605        1,321          721        1,219

       Accruing loans past due
          90 days or more                            $   354          274          588        2,307        1,996


       Information with respect to nonaccrual loans at December 31, 1994, 1993 and 1992 is as follows:

                                                                             December 31,

                                                                     1994         1993         1992

                                                                       (In Thousands of Dollars)

       Nonaccrual loans                                           $ 1,201        1,605        1,321

       Interest income that would have been
          recorded under original terms                               342          429          277

       Interest income recorded during the period                      58          164           54

(1)    It is the Corporation's policy that when a past due loan is referred to legal counsel or in the case of a commercial or real estate mortgage loan which becomes 120 days deliquent, or in the case of a consumer loan not guaranteed by a government agency which becomes 180 days deliquent, the loan is placed in nonaccrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible.  Loans may also be placed in nonaccrual if management believes such classification is warranted for other reasons.


Potential Problem Loans


       At December 31, 1994, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties.  Those loans are subject to constant management attention and their classification is reviewed by the Board of Directors at least semi-annually.


Loan Concentrations


       At December 31, 1994, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.


Other Interest-Bearing Assets


       At December 31, 1994, the Corporation has no interest-bearing assets other than loans that meet the nonaccrual, past due, restructured or potential problem loan criteria.



Summary of Loan Experience


       This table summarizes the Corporation's loan loss experience for each year in the five-year period ended
       December 31, 1994:


                                                                       Year Ended December 31,

                                                        1994         1993         1992         1991         1990

                                                                      (In Thousands of Dollars)

       Balance at beginning of period                $ 3,500        3,400        2,800        2,500        2,350

       Charge-offs:

          Commercial, financial and
             agricultural                                282          550           61          226          174
          Real estate mortgages                           14          ---          ---          ---          ---
          Installment loans                              422          346          382          380          283
          Home equity                                    ---          ---          ---          ---           19

                                                         718          896          443          606          476
      Recoveries:

          Commercial, financial and
             agricultural                                 18           10          100          223           63
          Installment loans                               76           79           41           58          117

                                                          94           89          141          281          180

             Net charge-offs                             624          807          302          325          296

       Allowance of acquired
          bank at time of acquisition                    100           --           --           --           --

       Additions charged to
          operations (1)                                 624          907          902          625          446

       Balance at end of period                     $  3,600        3,500        3,400        2,800        2,500

       Ratio of net charge-offs during
          period to average loans
          outstanding (2)                               .28%         .36%         .14%         .15%         .14%


(1)    The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management.  These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, growth in the loan portfolio and management's estimation of future potential losses.

       The risk elements in the various portfolio categories are not considered to be any greater in 1994 than in prior years.  The net charge-offs to total loans have averaged 0.21% over the last five years and the highest percentage in any of those years was 0.36%.


(2)    Daily balances were used to compute average outstanding loan balances.


Deposits


       The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated
       in the following table:



                                                                Year Ended December 31,

                                                1994                       1993                      1992

                                        Amount          Rate       Amount         Rate       Amount         Rate

                                                               (In Thousands of Dollars)


       Noninterest-bearing
          demand deposits            $  66,635          ---%       60,461         ---%       56,737         ---%
       Interest-bearing demand
          deposits                      43,372         1.55        42,275        1.92        40,739        2.90
       Savings deposits                142,819         2.65       133,671        2.85       128,563        3.75
       Time deposits                   121,783         4.47       110,631        4.42       112,481        5.29

                                     $ 374,609                    347,038                   338,520



       Maturities of certificates of deposit $100,000 or more outstanding at December 31 are summarized as follows:


                                                                           Time Certificates
                                                                 of Deposits

                                                                        (In Thousands of Dollars)

                 3 months or less                                              $ 8,643
                 Over 3 through 12 months                                        3,983
                 Over 12 months                                                  4,543


       There were no other time deposits of $100,000 or more.


Return on Equity and Assets


       The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:


                                                                        Year Ended December 31,

                                                                     1994         1993         1992

       Return on average assets                                     1.08%        1.13%        1.25%
       Return on average equity                                    11.18        12.15        14.12
       Return on beginning equity                                  12.13        12.66        14.93
       Dividend payout ratio                                       38.23        36.86        32.17
       Average equity to average assets ratio                       9.64         9.30         8.83
       Year-end equity to year-end assets ratio                     9.25         9.63         9.20


Short-Term Borrowings


       For each of the three years in the period ended December 31, 1994, the average outstanding balance of short-
       term borrowings did not exceed 30% of shareholder's equity.


ITEM 2.  PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Banks main office, thirteen (13) branch locations situated in a four-county area, leased office space adjacent to the Banks main office, and four (4) off-site automated teller facilities (ATMs) three (3) of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 62,000 square feet of space entirely occupied by the Bank. The combined square footage of the thirteen (13) branch banking facilities totals approximately 46,350 square feet. The leased office and automated teller facility spaces total approximately 3,450 square feet.

The Bank holds two (2) of its branch facilities (Arnot Mall Office and Bath Office), three (3) automated teller facilities (Elmira/Corning Regional Airport, Elmira College and WalMart Store), and the business office adjacent to the main office under lease arrangements; and owns the rest of its offices including the main office.

The Corporation holds no real estate in its own name.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiary are a party to any material pending legal proceeding required to be disclosed under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS SECURITIES AND RELATED SHAREHOLDER
         MATTERS

The Corporation's stock is traded in the over-the-counter market. Incorporated herein by reference to portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by First Albany Corporation, a securities brokerage firm which maintains a market in the Corporation's stock, other security brokerage firms, and other transactions known by the Corporation.
Also incorporated herein by reference to a part of the Corporation's 1994 Annual Report are the dividends paid by the Corporation for each quarter of the last three (3) years. The number of shareholders of record on February 28, 1995 was 847.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data Exhibit included in Management's Discussion and Analysis of Financial Condition and Results of Operations and presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report and consolidated financial statements as presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 None



                               PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information set forth under the captions Election of Directors, Executive Officers, and the Section 16(a) disclosure as presented in the registrant's Proxy Statement, dated March 14, 1995, relating to the Annual Meeting of Shareholders to be held on April 11, 1995, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Directors Compensation; Directors' Personnel Committee Report on Executive Compensation; Comparative Return Performance Graph; Executive Compensation; Retirement Plan; Profit Sharing, Savings and Investment Plan; Incentive Bonus Plan; Employment Contracts; and Other Compensation Agreements", presented in the registrant's Proxy Statement, dated March 14, 1995, relating to the Annual Meeting of Shareholders to be held on April 11, 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption Voting Securities and Equity Ownership by Certain Beneficial Owners and by Directors, Nominees and Executive Officers, presented in the registrants Proxy Statement, dated March 14, 1995, relating to the Annual Meeting of Shareholders to be held on April 11, 1995, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption Certain Transactions, presented in the registrant's Proxy Statement, dated March 14, 1995, relating to the Annual Meeting of Shareholders to be held on April 11, 1995, is incorporated herein by reference.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements and Report of Independent Auditors

The following consolidated financial statements and independent auditors' report of Chemung Financial Corporation and subsidiary, included in the Annual Report of the registrant to its shareholders as of December 31, 1994 and 1993, and for each of the years in the three-year period ended December 31, 1994 are incorporated by reference in Item 8:

       -  Independent Auditors' Report
       -  Consolidated Balance Sheets - December 31, 1994 and 1993
       - Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992
       - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992
       -  Consolidated Statements of Cash Flows - Years ended
            December 31, 1994, 1993 and 1992
       -  Notes to Consolidated Financial Statements - December 31, 1994 and
            1993



(2)  List of Financial Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.


(3)  Listing of Exhibits

       Exhibit   (3.1) -- Certificate of Incorporation is filed as Exhibit
                          3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and is incorporated herein by reference.

                       -- Certificate of Amendment to the Certificate of
                          Incorporation, filed with the Secretary of State of New York on April 1, 1988, is incorporated herein by reference to Exhibit A of the Registrant's Form 10-K for the year ended December 31, 1988, File No. 0-13888.

                 (3.2) -- Bylaws of the Registrant, as amended January 9,
                          1991, are incorporated herein by reference to Exhibit A of the Registrant's Form 10-K for the year ended December 31, 1990, File No. 0-13888.

       Exhibit  (13)   -- Annual Report to Shareholders for the year ended
                          December 31, 1994.

                       -- Table of Quarterly Market Price Ranges.  EXHIBIT A

                       -- Table of Dividends Paid.                 EXHIBIT B

                       -- Management's Discussion and Analysis of  EXHIBIT C
                          Financial Condition and Results of
                          Operations including the Selected
                          Financial Data Exhibit.

                       -- Consolidated Financial Statements and    EXHIBIT D
                          Independent Auditors' Report.

       Exhibit  (21)   -- Subsidiaries of the registrant.          EXHIBIT E

       Exhibit  (22)   -- Registrant's Notice of Annual Meeting,   EXHIBIT F
                          Proxy Statement dated March 14, 1995,
                          and Proxy Form

       Exhibit  (27)   -- Financial Disclosure Schedule

(b)    Reports on Form 8-K

       There were no reports filed on Form 8-K during the three months ended December 31, 1994.

(c)    Exhibits

       The response to this portion of Item 14 is submitted as a separate section of this report.

(d)    Financial Statement Schedules

       None

                       ANNUAL REPORT ON FORM 10-K

                               ITEM 14(c)

                            CERTAIN EXHIBITS

                      YEAR ENDED DECEMBER 31, 1994

                     CHEMUNG FINANCIAL CORPORATION

                           ELMIRA, NEW YORK
                  ____________________________________









EXHIBIT
LISTING                                EXHIBIT



EXHIBIT 13           Annual Report To Shareholders For The Year Ended
                     December 31, 1994

                     A - Table of Quarterly Market Price Ranges

                     B - Table of Dividends Paid

                     C - Management's Discussion and Analysis of
                         Financial Condition and Results of Operations Including the Selected Financial Data Exhibit

                     D - Consolidated Financial Statements and
                         Independent Auditors' Report

EXHIBIT 21           E - Subsidiaries of the Registrant

EXHIBIT 22           F - Notice of Annual Meeting, Proxy Statement
                         dated March 14, 1995, and Proxy Form

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHEMUNG FINANCIAL CORPORATION
DATED:  MARCH 8, 1995

                                        By          "signature"
                                                   John W. Bennett
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                     Title                      Date


                                      Director
Robert E. Agan


        "signature"                   Director, President &    March 8, 1995
John W. Bennett                       Chief Executive Officer


                                      Director
Donald L. Brooks, Jr.


        "signature"                   Director                 March 8, 1995
David J. Dalrymple


        "signature"                   Director                 March 8, 1995
Robert H. Dalrymple


        "signature"                   Director                 March 8, 1995
Richard H. Evans


        "signature"                   Director                 March 8, 1995
Natalie B. Kuenkler


        "signature"                   Director                 March 8, 1995
Edward B. Hoffman


        "signature"                   Director                 March 8, 1995
Stephen M. Lounsberry III

          Signature                    Title                        Date


                                      Director
Boyd McDowell II


        "signature"                   Director                 March 8, 1995
Thomas K. Meier


        "signature"                   Director                 March 8, 1995
Ralph H. Meyer


        "signature"                   Director                 March 8, 1995
John F. Potter


        "signature"                   Director                 March 8, 1995
Whitney S. Powers


        "signature"                   Director                 March 8, 1995
Samuel J. Semel


        "signature"                   Director                 March 8, 1995
Charles M. Streeter, Jr.


                                      Director
Richard W. Swan


        "signature"                   Director                 March 8, 1995
William A. Tryon


                                      Director
William C. Ughetta


        "signature"                   Director                 March 8, 1995
Nelson Mooers van den Blink


        "signature"                   Vice President, TreasurerMarch 8, 1995
Jan P. Updegraff                      and Principal Accounting
                        Officer
Attest

        "signature"                   Secretary                March 8, 1995
Jerome F. Denton