Form 10-Q
period 1995-03-31
CHEMUNG FINANCIAL CORP
filed 1995-05-12
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarterly period ended March 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       Commission File No. 0-13888


CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)



         New York                    16-1237038
(State or other jurisdiction of   I.R.S. Employer
incorporation or organization)   Identification No.


  One Chemung Canal Plaza, Elmira, NY         14902
(Address of principal executive offices)    (Zip Code)


(607) 737-3711
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995:

Common Stock, $5 par value -- outstanding 2,093,481 shares

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

INDEX


                                                                            PAGE

PART I.       FINANCIAL INFORMATION

Item 1:       Financial Statements


       Condensed Consolidated Statements of Condition                          1

       Condensed Consolidated Statements of Income                             2

       Condensed Consolidated Statements of Cash Flow                          3

       Notes to Condensed Consolidated Financial Statements                    4


Item 2:       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    8


PART II.      OTHER INFORMATION

Item 4:       Submission of Matters to a Vote of
              Security Holders                                                10

Item 5:       Other Information                                               11

Item 6:       Exhibits and Reports on Form 8-K                                11

                            All other items required by Part II are
                            either inapplicable or would require an
                            answer which is negative.


SIGNATURES                                                                    31

PART I.       FINANCIAL INFORMATION

Item 1:       Financial Statements



CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION


                                                                 March 31         Dec 31
                                                                   1995            1994

ASSETS                                                          Unaudited         Audited
Cash and due from Banks                                       $ 45,732,536    $ 24,380,592
Federal Funds Sold                                              18,000,000       8,000,000
Investment Securities Held to Maturity                          16,581,888      15,168,682
    (aggregate market value 1995 - $16,563,802
                            1994 - $15,012,570

Investment Securities Available for Sale                       174,070,209     189,123,633
  Allowance Valuation - Securities Available for Sale            2,510,238       (295,349)
                                                               -----------     -----------

Total Investment Securities AFS - Adj. to Market               176,580,447     188,828,284

Loans                                                          245,380,501     236,497,448
  Less: Allowance for Loan Losses                                3,736,798       3,599,968
                                                               -----------     -----------

Loans, Net                                                     241,643,703     232,897,480

Bank Premises and Equipment, Net                                 9,440,036       8,527,302
Goodwill and deposits base Intangible,
  net of accumulated amortization                                8,430,714       8,577,540
Other Assets                                                     8,103,736       7,952,438
                                                               -----------     -----------

Total Assets                                                  $524,513,060    $494,332,318


LIABILITIES

Deposits:  Non-interest Bearing                               $ 74,712,042    $ 81,135,334
           Interest Bearing                                    375,998,572     351,135,386
                                                               -----------     -----------

Total Deposits                                                 450,710,614     432,270,720
Securities sold under Agreement to Repurchase                   19,677,060      10,203,785
Other Liabilities                                                5,963,297       6,119,067
                                                               -----------     -----------
Total Liabilities                                              476,350,971     448,593,572
                                                               -----------     -----------

SHAREHOLDERS' EQUITY

Common Stock (Authorized 3,000,000; Issued 2,150,067)           10,750,335      10,750,335
Surplus                                                         10,068,563      10,068,563
Retained Earnings                                               27,126,274      26,374,590
Cost of Treasury Shares (Deduction) 56,586-1995
                                    56,586-1994                (1,279,549)     (1,279,549)

Unrealized G/L Security Valuation-Avail. for Sale                1,496,466       (175,193)
                                                               -----------     -----------
Total Shareholders' Equity                                      48,162,089      45,738,746

Total Liabilities & Shareholders' Equity                      $524,513,060    $494,332,318

See Accompanying Notes to Condensed Consolidated Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

                                            3 Months Ended              3 Months Ended
                                                March 31                    Sept. 30
INTEREST INCOME                           1995         1994           1994         1993
                                     -------------------------   -------------------------
Interest and Fees on Loans            $5,583,389    $4,878,699    $5,042,237    $5,234,053
Interest and Dividends on
   Investment Securities               3,104,730     1,753,439     2,453,560     1,788,063
Interest on Federal Funds Sold           115,658        91,777       139,667       117,030
Income Interest Bearing Deposits          39,212         5,849        69,370        28,138
                                      ----------    ----------    ----------    ----------

Total Interest Income                  8,842,989     6,729,764     7,704,834     7,167,284

INTEREST EXPENSE

Deposits                              $3,308,164    $2,113,732    $2,646,355    $2,383,300
Securities Sold Under Agreements
   to Repurchase and Funds Borrowed      235,872        71,126        82,538        70,933
                                      ----------    ----------    ----------    ----------

   Total Interest Expense             $3,544,036    $2,184,858    $2,728,893    $2,454,233

   Net Interest Income                $5,298,953    $4,544,906    $4,975,941    $4,713,051

Provision for Loan Losses                200,000       125,000       125,000       250,000
                                      ----------    ----------    ----------    ----------

Net Interest Income after
    Provision for Loan Losses          5,098,953     4,419,906     4,850,941     4,463,051
Other Operating Income                 1,514,495     1,345,551     1,498,327     1,951,454
                                      ----------    ----------    ----------    ----------
                                      $6,613,448    $5,765,457    $6,349,268    $6,414,505

Other Operating Expenses              $4,773,572    $4,043,160    $4,433,990    $3,902,575
                                      ----------    ----------    ----------    ----------
Income before Taxes                    1,839,876     1,722,297     1,915,278     2,511,930
Income Taxes                             585,755       575,500       640,202       911,200
                                      ----------    ----------    ----------    ----------

Net Income                            $1,254,121    $1,146,797    $1,275,076    $1,600,730


Net Income per Share                        $.60          $.60          $.67          $.85



See Accompanying Notes to Condensed Consolidated Financial Statements


CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    Three Months Ended
                                                                          March 31
                                                                   1995           1994
                                                               ---------------------------
OPERATING ACTIVITIES
Net Income                                                       $  1,254,121  $ 1,146,797
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
        Amortization of Deposit Base Intangible                       146,826            0
        Provision for Loan Losses                                     200,000      125,000
        Provision for Depreciation and Amortization                   275,944      229,592
        Amortization for Investment Securities, Net                 (210,157)    (277,934)
        (Gain) Loss on Investment Security Sales, Net                (45,279)          (7)
        (Increase) Decrease in Accrued Interest Receivable
            and Other Assets                                        (151,298)    (602,587)
        Increase (Decrease) in Accrued Interest Payable,
            Taxes and Other Liabilities                             (202,178)    3,640,650
                                                                 ------------  -----------
Net Cash Provided by Operating Activities                           1,267,979    4,261,511



INVESTING ACTIVITIES

Proceeds from Maturities of Securities - AFS                       28,820,204    4,172,095
Proceeds from Maturities of Securities -HTM                         2,048,498      864,889
Proceeds from Sales of Securities - AFS                                84,512        3,218
Purchases of Securities - AFS                                    (14,725,054) (41,210,245)
Purchases of Securities - HTM                                     (3,466,434)  (1,816,510)
Purchases of Bank Premises and Equipment, Net                     (1,188,678)    (173,622)
Loan Originations, Net of Repayments
       and Other Reductions                                       (9,369,000)    1,940,844
Proceeds from Sale of Student Loans                                  422,777       335,845
                                                                 ------------  -----------
Net Cash Used by Investing Activities                               2,626,825 (35,883,486)



FINANCING ACTIVITIES

Net Increase (Decrease) in Demand Deposits, NOW,
       Savings and Insured Money Market Accounts                    7,874,836    9,519,038
Net Increase (Decrease) in Certificates of Deposit
       and Individual Retirement Accounts                          10,565,057  (1,023,994)
Net Increase (Decrease) in Short term Borrowings                    9,473,274  (3,924,137)
Sale of Treasury Shares                                                     0      172,500
Cash Dividends Paid                                                 (456,027)    (430,569)
                                                                 ------------  -----------

Net Cash Provided by Financing Activities                          27,457,140    4,312,838

Net Increase (Decrease) in Cash and Cash Equivalents               31,351,944 (27,309,137)
Cash and Cash Equivalents at Beginning of Year                     32,380,592   65,055,776
                                                                 ------------  -----------
Cash and Cash Equivalents at End of Period                        $63,732,536  $37,746,639




See Accompanying Notes to Condensed Consolidated Financial Statements


CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Chemung Financial Corporation, a one-bank holding company, commenced operations on June 1, 1985 for the purpose of acquiring all the outstanding shares of the Chemung Canal Trust Company, Elmira, NY. The Trust Company's stock was acquired through the issuance of 431,498 shares of the Corporation's stock in a transaction accounted for as a pooling of interests.

2. In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three month period ending March 31, 1995 and 1994 and the changes in cash flow position for the three-month period ending March 31, 1995 and 1994.

3. Net income per share for the periods presented have been computed by dividing net income by 2,093,481 average shares outstanding on March 31, 1995 and 1,897,613 average shares outstanding on March 31, 1994.

4. In 1990, the FASB issued Statement of Financial Accounting Standards No. 106 (SFAS 106), entitled Employers, Accounting for Postretirement Benefits Other Than Pensions, SFAS 106 significantly changes the prior practice of accounting for postretirement benefits on a pay-as-you-go
       (cash) basis by requiring accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents.

5. The Corporation adopted the new standard effective Jan. 1, 1993 and immediately recognized the entire obligation in Other Liabilities.

Net Periodic Postretirement Benefit Cost
Immediate Recognition Approach                                               Benefit
Assets                                                                  $          0
Funded Status                                                            (1,577,122)
Transition Obligation                                                   $  1,577,122
- -------------------------------------------------------------------------------------

ONE TIME BOOKED TRANSITION
       OBLIGATION                                                       $  1,577,122
Less: Deferred Tax Credit                                                    643,939

Reduction in earnings due to change in
       Accounting Principle                                             $    933,183

6. In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

       The Corporation adopted Statement 109 in 1993. The cumulative effect of this change in accounting for income taxes determined at December 31, 1993 was immaterial as was the effect of applying Statement 109 on pretax income from continuing operations for the period ended March 31, 1994. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

       The change in tax effects of temporary differences between December 31, 1992, the date Statement 109 was adopted, and March 31, 1994 was primarily due to differences in the Provision for Loan Losses. The tax effects of temporary differences that give rise to the deferred tax asset and liability at March 31, 1995 are as follows:

       (In Thousands)                               Federal           State          Total
Deferred Tax Asset
       Loan Origination Fees                            140              46            186
       Deferred Directors Fees                          179              59            238
       Deferred Compensation                             64              21             85
       Allowance for Loan Losses                        783             259           1042
       Pension Adjustments                               11               4             15
       FASB 106                                         525             174            699
       Other                                             67              22             89
                                                      -----             ---          -----
            Total gross deferred tax asset            1,769             585          2,354


Deferred tax liability
       Discount Accretion                                76              25            101
       Depreciation                                     256              70            326
       Deferred Gain                                     36              12             48
       FASB 115                                         761             253          1,014
       Other                                             33              11             44
                                                      -----             ---          -----
            Total Gross Deferred Tax
                  Liabilities                         1,162             371          1,533
                                                      -----             ---          -----

            Net deferred tax                            607             214            821
                                                      -----             ---          -----


7. The Financial Accounting Standards Board issued Statement 114 Accounting by Creditors for Impairment of a Loan as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income and Disclosure. These statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.

       As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements. As of January 1, 1995, the company had no in substance foreclosed assets to be reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, there were no in substance foreclosures to be reclassified.

       As a result of the adoption of SFAS No. 114, the allowance for possible loan losses related to impaired loans that are identified for evaluation in accordance with SFAS No. 114 is based on the present value of expected cash flows discounted at the loan's initial effective interest rate, except that as a practical expedient, impairment may be measured at the loan's observable market price, or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans. Prior to the adoption of SFAS No. 114 and 118, the allowance for possible loan losses related to these loans was based on estimated undiscounted cash flows or the fair value of the collateral, less estimated costs to sell for collateral dependent loans.

       Other real estate owned included only formally foreclosed, and no in-substance foreclosed real properties. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114 and SFAS No. 118, in-substance foreclosed properties included those properties where the borrower had little or no remaining equity in the property considering its fair value remaining equity; where repayment was only expected to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

       Changes in the allowance for possible loan losses for the three months ended March 31, 1995 is as follows:

       Amount (000's)
       --------------
       Balance at beginning of period                                 3,600
       Provisions for possible loan losses                              200
       Loans charged off                                               (84)
       Recoveries on loans previously charged off                        21
       Balance at end of period                                       3,737

       At March 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $666,073. Included in this amount is $507,413 of impaired loans for which the related allowance for credit losses is $269,867. In addition, included in the total impaired loans at March 31, 1995 is $158,660 of impaired loans that as a result of the adequacy of collateral values, do not have an allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investments in impaired loans during the three months ended March 31, 1995 was approximately $737,069.

       Impaired loans are included in non-performing loans, generally as non-accrual loans. Commercial type loans past due greater than 90 days and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period. The Company had no restructured loans prior to the adoption of SFAS No. 114.

       In general, interest income on impaired loans is recorded on a cash basis when collection in full is reasonably expected. If full collection is uncertain, cash receipts are applied first to principal, then to interest income.

       For the three months ended March 31, 1995 the Company recognized interest income on those impaired loans of $2,720 which included $1,827 of interest income recognized using the cash basis method of income recognition.


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


       On March 31, 1995, the school districts holding deposit accounts with the Corporation's banking subsidiary received and deposited their State aid checks. Interest-bearing deposit ledgers increased on that day by approximately $25 million. The offsetting debit was to "checks in transit" and appears in the Cash and Due From Banks line on the balance sheet. This is considered "hot" money ans was wired out within a few days. While total deposits at month-end were $451 million, average deposits during the quarter totaled $423 million. This compares with total deposits of $432 million at the beginning of the year.

       The Available for Sale segment of the securities portfolio was $174 million, compared to $189 million at the beginning of the year. Interest rates trended lower during the quarter, causing the Allowance Valuation to increase to $2.5 million. At the beginning of the period, the allowance valuation was a negative $295 thousand. The Held to Maturity portion of the securities portfolio was $16.5 million versus $15.2 million at the beginning of the year.

       Total loans at the end of March 1995 were $245.3 million, up $8.9 million (3.76%) from the beginning of the period. As mentioned above, average deposits remained relatively flat during the period due to management's strategy of focusing upon increasing the loan to deposit ratio from 54.7% to more desirable levels of 70% plus within two years. We noted particular strength in Commercial and Consumer lending during the first quarter. Commercial loans increased $7.1 million (9.71%) during the first three months of 1995. The major loan demands in this area are for business expansion. Consumer installment loans were up $3 million (7.50%), primarily due to auto loan demand fueled by significant marketing efforts in that area. Mortgage and Home equity lending were both flat during the period.

       Consolidated net earnings for the first quarter of 1995 were $1.254 million, up $107 thousand (9.36%) from the prior year. Net earnings per share for the period were $0.60 on 2,093,481 average shares outstanding versus $0.60 on 1,897,613 shares outstanding. Realized capital gains on common stocks sold at the holding company level were $45 thousand ($0.01 per share). The 195,868 additional shares were issued in connection with the acquisition of the Owego National Bank in a tax exempt transaction which became effective on the first day of business of 1995. Due to the sustained increase in loan demand, management decided to increase the loan loss provision to $200 thousand during the quarter versus $125 thousand a year ago. The loan loss reserve remained at 1.52% of total loans and 311% of non-performing loans. Management feels this is adequate coverage.

       The Owego acquisition was accounted for on a "purchase" accounting basis, a treatment which resulted in a good will intangible amounting to $2.8 million at 3/31/95. This intangible is being amortized on a straightline basis over fifteen years. The amortization of good will is an after-tax expense.

       The core deposit intangible in the amount of $5,634,360 at 3/31/95, which accounts for the premium paid in connection with the acquisition of three branches from the Resolution Trust Corporation in June of last year, is being amortized over 15 years for both book and tax purposes. Our actual experience with the deposit accounts acquired in this transaction is under continuing review.

       On March 31, 1995, the Corporation's consolidated leverage ratio was 7.52% versus 7.51% at the beginning of the year. The Tier I and Total Risk Adjusted Capital ratios were 13.02% and 14.30%, respectively.


PART II.  OTHER INFORMATION

Item 4:       Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Shareholders was held on April 11, 1995 for the sole purpose of electing eight members, all currently serving, to the board of directors. Seven of the nominees were proposed for three-year terms and one nominee was proposed for a one-year term. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's proposal.

       Voting at said meeting for the proposed election of directors was as follows:

                                                    Shares
                                                     Voted            Shares
Nominee                                              "For"          "Withheld"
- -------                                            --------         ----------
Three-Year Terms:

John W. Bennett                                    1,843,894           3,069
Robert H. Dalrymple                                1,843,894           3,069
Natalie B. Kuenkler                                1,843,894           3,069
Ralph H. Meyer                                     1,832,111          14,852
Samuel J. Semel                                    1,843,894           3,069
Richard W. Swan                                    1,843,894           3,069
William A. Tryon                                   1,843,894           3,069

One-Year Term:

Stephen M. Lounsberry III                          1,843,894           3,069



       Of the 2,093,481 outstanding shares eligible for voting at said meeting, 246,518 were not voted.

       The following are members of the board of directors whose terms had not expired and who continued in office following the meeting: Robert E. Agan, Donald L. Brooks, Jr., David J. Dalrymple, Richard H. Evans, Edward B. Hoffman, Boyd McDowell, II, Thomas K. Meier, John F. Potter, Whitney S. Powers, Charles
M. Streeter, Jr., William C. Ughetta, and Nelson Mooers van den Blink.


Item 5.       Other Information

       ELECTION OF NEW MEMBERS TO THE BOARD OF DIRECTORS

       During the reporting period the board of directors approved amendments to the corporation's bylaws increasing the number of board positions from eighteen to twenty and elected Robert H. Dalrymple and Stephen M. Lounsberry III to fill the vacancies created.

       Mr. Dalrymple, a former director of Owego National Financial Corporation and Owego National Bank, is Secretary of Dalrymple Holding Corporation, parent company for several construction companies.

       Mr. Lounsberry, also a former director of Owego National Financial Corporation and Owego National Bank, is President of Moore & Steele Corporation, a manufacturer of railroad lubrication systems.

       Both Messrs. Dalrymple and Lounsberry were elected for three-year and one-year terms respectively by the shareholders of the corporation at its annual meeting held on April 11, 1995.


Item 6.       Exhibits and Reports on Form 8-K

(a)    Applicable Exhibits

       (3.1) Certificate of Incorporation is filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and is incorporated herein by reference.

                     Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of New York on April 1, 1988, is incorporated herein by reference to Exhibit A of the registrant's Form 10-K for the year ended December 31, 1988, File No. 0-13888.

       (3.2)         Bylaws of the Registrant, as amended to March 8, 1995.
                                         EXHIBIT A

       (27)          Financial Data Schedule (EDGAR version only)

(b)    Reports on Form 8-K

       The registrant filed one report on Form 8-K during the quarter ended March 31, 1995. The report dated January 3, 1995 filed required information relating to the consummation of an acquisition by the Registrant pursuant to a merger agreement between it and the Owego National Financial Corporation.

FORM 10-Q
QUARTERLY REPORT

EXHIBIT INDEX

FOR PERIOD ENDING MARCH 31, 1995

CHEMUNG FINANCIAL CORPORATION
ELMIRA, NEW YORK
- ---------------------------------





EXHIBIT A            Amended Bylaws Effective March 8, 1995

EXHIBIT A


CHEMUNG FINANCIAL CORPORATION

BY-LAWS

Amended to March 8, 1995

ARTICLE I

OFFICES

SECTION 1.  Principal Office

       The principal office of the corporation shall be located in the City of Elmira, County of Chemung and State of New York.

SECTION 2.  Other Offices

       The corporation may also have such other offices, either within or without the State of New York, as the Board of Directors may from time to time determine or the business of the corporation may require.

ARTICLE II

Shareholders

SECTION 1.  Place of Meetings of Shareholders

       Meetings of shareholders may be held at such place, within or without the State of New York, as may be fixed by the Board of Directors.

SECTION 2.  Annual Meeting of Shareholders

       A meeting of shareholders shall be held annually on such date and at such place and time as may be fixed by the Board of Directors for the election of directors and the transaction of other business.

SECTION 3.  Special Meetings of Shareholders

       Special meetings of the shareholders may be called by the Board of Directors or by the chairman of the board or by the president. Such call shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting shall be confined to the purpose or purposes for which the meeting is called.

SECTION 4.  Fixing Record Date

       The Board of Directors may fix, in advance, a date as the record date for purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action. Such date shall be not more than fifty (50) nor less than ten (10) days before the date of such meeting nor more than fifty (50) days before any other action. If no record date is fixed, the record date for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given and for all other purposes shall be at the close of business on the day on which the resolution of the Board of Directors relating thereto is adopted.

SECTION 5.   Notice of Meetings of Shareholders

       Written notice of every meeting of shareholders shall state the place, date and hour of the meeting and unless it is the annual meeting, indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice of a special meeting shall also state the purpose or purposes for which the meeting is called. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the statutory requirements to receive payment for their shares, the notice of such meeting shall include a statement of that purpose and to that effect. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten
(10) nor more than fifty (50) days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice shall be deemed given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders or, if he shall have filed with the secretary of the corporation a written request that notices to him be mailed to some other address, then directed to him at such other address.

SECTION 6.  Adjourned Meetings

       When a determination of shareholders entitled to notice of or to vote at any meeting of shareholders has been made, such determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date for the adjourned meeting. When a meeting is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting the corporation may transact any business that might have been transacted on the original date of the meeting. However, if after the adjournment the Board of Directors fixes a new record date for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record on the new record date entitled to notice.

SECTION 7.  List of Shareholders at Meeting

       A list of shareholders as of the record date, certified by the secretary or by the transfer agent, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meetings, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.

SECTION 8.  Quorum of Shareholders

       The holders of a majority of the shares entitled to vote thereat shall constitute a quorum at a meeting of shareholders for the transaction of any business. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders. Despite the absence of a quorum, the shareholders present may adjourn the meeting.

SECTION 9.  Proxies

       Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him by proxy. Every proxy must be signed by the shareholder or his attorney-in-fact. No proxy shall be valid after the expiration of eleven (11) months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except in those cases where an irrevocable proxy is provided by law.

SECTION 10.  Inspectors at Shareholders Meetings

       The Board of Directors, in advance of any shareholders meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders meeting may, and on the request of any shareholder entitled to vote thereat shall, appoint inspectors. If appointed on the request of one or more shareholders, the holders of a majority of shares present and entitled to vote thereat shall determine the number of inspectors to be appointed. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board of Directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by them. A report or certificate made by then shall be prima facie evidence of the facts stated and of the vote as certified by them.

SECTION 11.  Qualifications of Voters

       Every shareholder of record shall be entitled at every meeting of shareholders to one vote for every share standing in his name on the record of shareholders.

       Neither treasury shares nor shares held by another domestic or foreign corporation of any type or kind, if a majority of the shares entitled to vote in the election of directors of such other corporation is held by the corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares.

       Shares held by an administrator, executor, guardian, conservator, committee, or other fiduciary, except a trustee, may be voted by him, either in person or by proxy, without transfer of such shares into his name. Shares held by a trustee may be voted by him, either in person or by proxy, only after the shares have transferred into his name as trustee or into the name of his nominee.

       Shares held by or under the control of a receiver may be voted by him without the transfer thereof into his name if authority so to do is contained in an order of the court by which such receiver was appointed.

       A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, or a nominee of the pledgee.

       Shares standing in the name of another domestic or foreign corporation of any type or kind may be voted by such officer, agent or proxy as the Bylaws of such corporation may provide or, in the absence of such provision, as the Board of Directors of such corporation may determine.

SECTION 12.  Vote of Shareholders

       Directors shall, except as otherwise required by law, be elected by a plurality of the votes cast at a meeting of shareholders by the holders of shares entitled to vote in the election. Any other corporate action by vote of the shareholders shall, except as otherwise required by law, these Bylaws or the certificate of incorporation, be authorized by a majority of the votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon.

SECTION 13.  Conduct of Shareholders' Meetings

       The Officer presiding over the shareholders' meeting may establish such rules and regulations for the conduct of the meeting as the presiding Officer may deem to be reasonably necessary or desirable for the orderly and expeditious conduct of the meeting.

SECTION 14.  Shareholder Proposals

       No shareholder shall be entitled to submit a proposal to a meeting of shareholders unless at the time of submitting the proposal, the shareholder shall be a record or beneficial owner of at least 1% or $1,000 in market value of shares entitled to be voted at the meeting, and shall have held such shares for at least one year and shall continue to own such shares through the date on which the meeting is held. A shareholder meeting the above requirements shall deliver to the secretary of the corporation not later than 120 days prior to the date on which the corporation's proxy statement was mailed to stockholders in connection with the previous year's annual meeting, the text of any proposal which he intends to propose at an annual meeting of shareholders and a notice of the intention of the shareholder to present such proposal at the meeting. A proposal to be presented at any meeting of shareholders other than an annual meeting shall be delivered to the secretary a reasonable time before the mailing of the corporation's proxy material.

ARTICLE III

Directors

SECTION 1.  Board of Directors

       The business of the corporation shall be managed under the direction of its Board of Directors.

SECTION 2.  Qualifications of Directors

       Each director shall be at least 18 years of age and shall automatically cease to be a director on the last day of the month during which he or she attains the age of seventy-two (72) years. At the time of taking an office, each director shall be a stockholder of the corporation owning in his or her own right, free from pledge, lien or charge, the number of shares of capital stock of the corporation while each director of a New York bank or trust company is required to own in such bank or trust company or a holding company of such bank or trust company by the New York State Banking law. If a director shall cease to own the required number of shares, he or she automatically ceases to be a director of the corporation and his or her office shall be vacant, and he or she shall not be eligible for re-election as a director for a period of one year from the date of the next succeeding annual meeting of stockholders of the corporation.

SECTION 3.  Number of Directors

       The number of directors constituting the entire Board shall be twenty
(20). This number may be increased or decreased from time to time by amendment of these By-Laws, provided, however, that the number may not be decreased to less than three (3). No decrease in the number of directors shall shorten the term of any incumbent director.

SECTION 4.  Election and Term of Directors

       The directors shall be classified by the Board of Directors with respect to the time for which they severally hold office, into three classes, as nearly equal in number for a term of one (1) year, the second class shall be originally elected for a term of two (2) years, and the third class shall be originally elected for a term of three (3) years, with the directors of each class to hold office until their successors are elected and qualified. Newly created directorships resulting from an increase in the number of directors shall be classified by the Board of Directors when the directorship is created. At each annual meeting of the stockholders of the corporation, the successors of the class of directors whose term expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election or until their successors are elected and have qualified.

SECTION 5.  Nominations for Directors

       Nominations of candidates for election as directors of the corporation at any meeting of stockholders called for the election of directors may be made by the Board of Directors or by any stockholder entitled to vote at such meeting. Nominations made by the Board of Directors shall be made at a meeting of the Board of Directors, or by written consent of directors in lieu of a meeting, not later than 60 days prior to the date of any meeting of stockholders called for the election of directors. The secretary of the corporation shall request that each such proposed nominee provide the corporation with such information concerning himself as is required, under the rules of the Securities and Exchange Commission, to be included in the corporation's proxy statement soliciting proxies for his election as a director. Any stockholder who intends to make a nomination at any annual meeting of stockholders shall deliver to the secretary of the corporation not later than 120 days prior to the date on which the corporation's proxy statement was mailed to stockholders in connection with the previous year's annual meeting, or if such nomination is to be made at a meeting of shareholders other than an annual meeting, a reasonable time before the mailing of the corporation's proxy material, a notice setting forth (i) the name, age, business address and residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee,
(iii) the number of shares of capital stock of the corporation which are owned of record and beneficially by each such nominee and (iv) such other information concerning each such nominee as would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominees. Such notice shall include a signed consent of such nominee to serve as a director of the corporation, if elected. In the event that a person is validly designated as a nominee in accordance with the provisions of this section and shall thereafter become unable or unwilling to stand for election to the Board of Directors, the Board of Directors or the stockholder who proposed such nominee, as the case may be, may designate a substitute nominee. If the secretary of the meeting of stockholders called for the election of directors determines that a nomination was not made in accordance with the foregoing procedures, such nomination shall be void.

SECTION 6.  Newly Created Directorships and Vacancies

       Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board of Directors for any reason may be filled by vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a newly created directorship or a vacancy, shall be elected to hold office until the next meeting of shareholders at which the election of directors is in the regular order of business, and until his successor has been elected and qualified.

SECTION 7.  Removal of Directors

       Any director, an entire class of directors or the entire Board of Directors may be removed from office, with or without cause, only by the affirmative vote of the holders of at least 75% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors, voting together as a single class.

SECTION 8.  Quorum of Directors

       One-third (1/3) of the entire Board of Directors or seven directors, whichever number is greater, shall constitute a quorum for the transaction of business or of any specified item of business.



SECTION 9.  Action by the Board of Directors

       The vote of the majority of the directors present at a meeting of the Board of Directors at the time of the vote, if a quorum is present at such time, shall, except as otherwise provided by law, these Bylaws or the certificate of incorporation, be the act of the Board of Directors.

SECTION 10.  Written Consent of Directors Without A Meeting

       Any action required or permitted to be taken by the Board of Directors or a committee thereof may be taken without a meeting if all members of the Board or the committee consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents thereto by the members of the board or committee shall be filed with the minutes of the proceedings of the Board or committee.

SECTION 11.  Place and Time of Meetings of Board of Directors

       Meetings of the Board of Directors, regular or special, may be held at any place, within or without the State of New York and at any time, fixed by the Board of Directors or by the person or persons calling the meeting. Such meetings may be held by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time.

SECTION 12.  Notice of Meetings of the Board of Directors

       Regular meetings of the Board of Directors may be held without notice if the time and place of such meetings are fixed by the Board of Directors. Special meetings of the Board of Directors shall be held upon notice to the directors and may be called by the chairman of the board, the president, the executive vice president, or any two directors. This notice shall be given personally including by telephone or mail, telegram, cable or other public instrumentality. If given personally or by telephone, such notice shall be given not less than 48 hours before the meeting to each director. If given by mail, cable, telegram or other public instrumentality, such notice shall be given not less than five (5) days before the date of the meeting, to each director. Such notice shall be deemed given, if mailed, when deposited in the United States mail, with postage thereon prepaid or, if telegraphed, cabled or sent by other public instrumentality, when given to the telegraph company, cable company, or other public instrumentality, directed to the director at his business address or, if he shall have filed with the secretary of the corporation, a written request that notices to him be mailed or telegraphed, cabled or sent to some other address, then directed to him at such other address. The notice need not specify the purpose of any regular or special meeting of the Board of Directors.

SECTION 13.  Interested Directors

       No contract or other transaction between a corporation and one or more of its directors, or between a corporation and any other corporation, firm, association or other entity in which one or more of its directors, or officers, are directors or have a substantial financial interest, shall be either void or voidable for this reason alone or by reason alone that such director or directors are present at the meeting of the Board, or of a committee thereof, which approves such contract or transaction, or that his or their votes are counted for such purpose:

       1) If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the Board or committee, and the Board or committee approves such contract or transaction by a vote sufficient for such purpose without counting the vote of such interested director or, if the votes of the disinterested directors are insufficient to constitute an act of the Board as defined in Section 9 of this Article, by unanimous vote of the disinterested directors; or

       2) If the material facts as to such directors interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by vote of such shareholders; or

       3) If the contract or transaction is affirmatively established by the party or parties thereto to be fair and reasonable as to the corporation at the time it was approved by the Board, a committee thereof, or the shareholders.

Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such contract or transaction.

       The Board of Directors shall have authority to fix the compensation of directors for services in any capacity.

       A loan shall not be made by the corporation to any director unless it is authorized by vote of the shareholders. For this purpose, the shares of the director who would be the borrower shall not be shares entitled to vote.

SECTION 14.  Reimbursement and Compensation of Directors

       The directors may be paid their expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of the executive committee or other committees may be allowed similar reimbursement and compensation for their services as such.

SECTION 15.  Executive Committee and Other Committees

       The Board of Directors by resolution adopted by a majority of the entire Board, may designate from among its members an executive committee and other committees, each consisting of three or more directors, and each of which shall have and may exercise such powers as shall be conferred or authorized by the resolution appointing it, except that no such committee shall have authority as to the following matters:

       1) The submission to shareholders of any action that needs shareholders' approval;

       2) The filling of vacancies in the Board of Directors or in any committee;

       3) The fixing of compensation of the directors for serving on the Board of Directors or on any committee;

       4)     The amendment or repeal of the Bylaws or the adoption of new
              Bylaws;

       5) The amendment or repeal of any resolution of the Board of Directors.

       Each such committee shall serve at the pleasure of the Board. The Board of Directors shall have the power at any time to fill vacancies in, to change the size or membership of, and to discharge any such committee.

       A majority of any such committee may determine its action and may fix the time and place of its meetings, unless provided otherwise by the Board of Directors. Each such committee shall keep a written record of its acts and proceedings and shall submit such record to the Board of Directors at each regular meeting thereof and at such other times as requested by the Board of Directors. Failure to submit such record, or failure of the Board to approve any action indicated therein will not, however, invalidate such action to the extent it has been carried out by the corporation prior to the time the record of such action was, or should have been, submitted to the Board of Directors as herein provided.

ARTICLE IV

Officers

SECTION 1.  Number

       The Board of Directors may elect a chairman of the board who shall be a member of the Board of Directors and shall elect a president, one or more vice presidents, a secretary and a treasurer, who need not be members of the Board of Directors and such other officers and assistant officers who need not be members of the Board of Directors as the Board of Directors may from time to time deem proper. Any two or more offices may be held by the same person, except the offices of president and secretary.

SECTION 2.  Election and Term of Office

       The officers of the corporation to be elected or appointed by the Board of Directors shall be elected or appointed annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. Subject to the provisions of Section 3 of this Article, each officer shall hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until his successor has been elected or appointed and qualified.

SECTION 3.  Removal

       Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors with or without cause, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. The election or appointment of an officer shall not of itself create contract rights.

SECTION 4.  New Offices and Vacancies

       Newly created offices and vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled from time to time by the Board of Directors for the unexpired portion of the term.

SECTION 5.  Chief Executive Officer

       The Board of Directors shall appoint either the chairman of the board, if any, or the president the chief executive officer of the corporation ("the
CEO") who, subject to the control of the Board of Directors, shall direct and control all the business and affairs of the corporation.

SECTION 6.  Chairman of the Board

       The chairman of the board, if any, and if so designated by the Board of Directors, shall be the chief executive officer of the corporation and, subject to the control of the Board of Directors, shall in general perform all duties incident to the office of chief executive officer. He shall, when present, preside at all meetings of the shareholders and of the Board of Directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates representing shares of the corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 7.  President

       The president shall be the chief operating officer of the corporation and, subject to the control of the Board of Directors and the chairman of the board (if he is the CEO), shall direct the conduct and operation of the business and properties of the corporation. If so designated by the Board of Directors, he shall also be the chief executive officer of the corporation and shall perform all duties incident to that office. He shall, in the absence of the chairman of the board, preside at all meetings of the shareholders and of the Board of Directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates representing shares of the corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 8.  Vice President

       In the absence of the chairman of the board and the president or in the event of their death or inability to act, the executive vice president (or in the event of the death or inability to act of the executive vice president, the vice president designated by the Board of Directors, if any, or if none, the vice president having the greatest seniority) shall perform the duties of the chairman of the board and the president, and when so acting shall have the authority of and be subject to all the restrictions upon the chairman of the board and the president. Any vice president may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates representing shares of the corporation; and shall perform such other duties as from time to time may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

SECTION 9.  Secretary

       The secretary shall: 1) keep the minutes of the proceedings of its shareholders, Board of Directors and executive committee and other committees, if any, in one or more books provided for that purpose; 2) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; 3) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents and execution of which on behalf of the corporation under its seal is duly authorized; 4) file each written request by a shareholder that notices to him be mailed to some address other than this address as it appears on the record of shareholders; 5) sign with the chairman of the board or the president or a vice president certificates representing shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; 6) have general charge of the record of shareholders of the corporation; and 7) in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

SECTION 10.  Treasurer

       If required by the Board of Directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors shall determine. He shall: 1) have charge and custody of and be responsible for all funds and securities of the corporation, receive and give receipts for monies due and payable to the corporation from any source whatsoever, and deposit all such monies in the name of the corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of these Bylaws; 2) have charge and custody of and be responsible for the keeping of correct and complete books and records of account of the corporation; sign with the chairman of the board, or the president or a vice president, certificates representing shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; and 3) in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

SECTION 11.  Assistant Secretaries and Assistant Treasurers

       The assistant secretaries, when authorized by the Board of Directors, may sign with the chairman of the board or the president or a vice president, certificates representing shares of the corporation, the issuance of which shall have been authorized by a resolution of the Board of Directors. The assistant treasurers shall, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. Assistant secretaries and assistant treasurers, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the chairman of the board (if he is the CEO) or the president or the Board of directors. In the absence of the secretary or in the event of his death, inability or refusal to act,the assistant secretary (or in the event there be more than one assistant secretary, the assistant secretaries in the order of their appointment or as determined by the chairman of the board (if he is the CEO) or the president or the Board of Directors), shall perform the duties and exercise the authority of the secretary. In the absence of the treasurer or in the event of his death, inability or refusal to act, the assistant treasurer, (or in the event there be more than one assistant treasurer, the assistant treasurers in the order of their appointment or as determined by the chairman of the board (if he is the CEO) or the president or the Board of Directors) shall perform the duties and exercise the authority of the treasurer.

SECTION 12.  Compensation of Officers

       The compensation of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such compensation by reason of the fact that he is also a director of the corporation.

ARTICLE V

Contracts, Checks and Deposits

SECTION 1.  Contracts

       The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation and such authority may be general or confined to specific instances.

SECTION 2.  Checks, Drafts, etc.

       All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

SECTION 3.  Deposits

       All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositaries as the Board of Directors may select.

ARTICLE VI

Certificates Representing Shares, Record of Shareholders, Transfer of Shares

SECTION 1.  Issuance of Shares

       No shares of any class of the corporation or any obligations or other securities convertible into or carrying options to purchase any such shares of the corporation, or any options or rights to purchase any such shares or securities of the corporation, shall be issued or sold unless such issuance or sale is approved by the affirmative vote of at least 80% of the entire Board of Directors.

SECTION 2.  Certificates Representing Shares

       The shares of the corporation shall be represented by certificates which shall be in such form as shall be determined by the Board of Directors. All such certificates shall be consecutively numbered or otherwise identified.
Such certificates shall be signed by the Chairman of the Board or the president or a vice president and the secretary or an assistant secretary or the treasurer or an assistant treasurer, and may, but need not, be sealed with the seal of the corporation or a facsimile thereof. The signature of the officers upon the certificate may be facsimiles if the certificate is countersigned by a transfer agent or an assistant transfer agent, or registered by a registrar other than the corporation itself or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of issue. Each certificate shall state upon the face thereof; 1) that the corporation is formed under the laws of New York; 2) the name of the person or persons to whom issued; 3) the number and class of shares and the par value of each share represented by such certificate.

SECTION 3.  Lost, Destroyed or Wrongfully Taken Certificates

       The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation, alleged to have been lost, apparently destroyed or wrongfully taken upon the making of an affidavit of that fact by the person claiming the certificate to be lost, apparently destroyed or wrongfully taken. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, apparently destroyed or wrongfully taken certificate or certificates, or his legal representative to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, apparently destroyed or wrongfully taken.

SECTION 4.  Record of Shareholders

       The corporation shall keep at its principal office, or at the office of its transfer agent in the State of New York, a record containing the names and addresses of all shareholders, the number and class of shares held by each and the dates when they respectively became the owners of record thereof. The corporation shall be protected in treating the persons in whose names shares stand on the record of shareholders as the owners thereof for all purposes.

SECTION 5.  Transfer of Shares

       Upon surrender to the corporation or the transfer agent of the corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate. Every such transfer of shares shall be entered on the record of shareholders of the corporation.

ARTICLE VII

Fiscal Year

       The fiscal year of the corporation shall be determined by resolution of the Board of Directors.

ARTICLE VIII

Dividends

       The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its certificate of incorporation.

ARTICLE IX

Seal

       The seal of the corporation shall be circular in form and contain the name of the corporation, the year when it was formed, and the words "New York." The corporation may use the seal causing it or a facsimile to be affixed or impressed or reproduced in any other manner.

ARTICLE X

Waiver of Notice

SECTION 1.  Waiver of Notice to Shareholders

       Notice of meeting need not be given to any shareholder who signed a waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him.

SECTION 2.  Waiver of Notice to Director

       Notice of meeting need not be given to any director who signs a waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him. A waiver of notice need not specify the purpose of any regular or special meeting of the Board of Directors.

SECTION 3.  Notice Dispensed with When Delivery Prohibited

       Whenever communication to any shareholder or any director is unlawful under any statute of the State of New York or of the United States or any regulation, proclamation or order issued under said statutes, the giving of any notice to such shareholder or such director shall not be required and there shall be no duty to apply for license or other permission to do so.

ARTICLE XI

Indemnification

       To the fullest extent permitted by law, either directly or by the purchase of insurance or in part directly and in part by the purchase of insurance, the corporation shall indemnify each natural person, or if deceased, his personal representative made or threatened to be made a party to any action or proceeding civil or criminal, including an appeal therein against the reasonable expenses, attorneys' fees, judgments, fines and amounts paid in settlement if such person is made or threatened to be made a party by reason of the fact that he or his testator or intestate is or was: 1) an officer, director or employee of the corporation or 2) an officer, director or employee of or served in any capacity in any other corporation, partnership, joint venture, trust or other enterprise, at the request of this corporation, provided that in the case of a person serving as an employee or in any capacity in any other corporation, that such person was at the time he was so designated to serve by this corporation, an employee of this corporation, or 3) the occupant of a position or a member of a committee or Board or a person having responsibilities under federal or state law, including but not limited to responsibilities under the Employee Retirement Income Security Act of 1974, who was appointed to such position or to such committee or Board by the Board of this corporation or by an officer of this corporation or who served in such position or on such committee or Board at the request or direction of the Board of this corporation or an officer of this corporation or who assumed such responsibilities at the request or direction of the Board of this corporation or of any officer of this corporation, provided only that such person acted in good faith for a purpose which he reasonably believed would be in the best interest of the corporation or in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to the best interests of the corporation, and in criminal proceedings had no reasonable cause to believe that his conduct was unlawful.

       The corporation's obligations under this Article shall be reduced by the amount of any insurance which is available to any such person whether such insurance is purchased by the corporation or otherwise. The right of indemnity created herein shall be personal to the officer, director, employee or other person and their respective legal representatives and in no case shall any insurance carrier be entitled to be subrogated to any rights created herein.

       Nothing contained herein shall obligate the corporation to indemnify any person against any claim arising out of personal injuries, bodily injuries or property damage.

ARTICLE XII

Amendment and Repeal

SECTION 1.  Amendment and Repeal by the Shareholders

       These Bylaws may be amended or repealed by vote of the shareholders entitled to vote generally in the election of directors, provided that notice of meeting states such purpose, and provided further that the provisions of
Article III may be amended or repealed only by the affirmative vote of holders of at least 75% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors.

SECTION 2.  Amendment and Repeal by the Board of Directors

       These Bylaws may also be amended or repealed by a majority of the entire Board of Directors provided that the provisions of Article III may be amended only by the affirmative vote of at least 75% of the entire Board of Directors and further provided that Section 1 of Article VI may be amended only by the affirmative vote of at least 80% of the entire Board of Directors.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

CHEMUNG FINANCIAL CORPORATION



DATE:  May    12, 1995                                   "SIGNATURE"
                                                        John W. Bennett
                                                        President & CEO



DATE:  May    12, 1995                                    "SIGNATURE"
                                                        Jan P. Updegraff
                                                        Vice President &
                                                           Treasurer