Form 10-Q
period 1995-06-30
CHEMUNG FINANCIAL CORP
filed 1995-08-08
CIK 763563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period ended June 30, 1995

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

           Common Stock, $5 par value -- outstanding 2,087,481 shares










                  CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                                     INDEX


                                                        PAGE

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements


   Condensed Consolidated Statements of Condition         1

   Condensed Consolidated Statements of Income            2

   Condensed Consolidated Statements of Cash Flow         3

   Notes to Condensed Consolidated Financial Statmts.     4


Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations     6


PART II.     OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K                  7


   All other items required by Part II are either inapplicable or would require an answer which is negative.


SIGNATURES                                                9

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                        CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                       CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                                            June 30        Dec 31
                                                              1995          1994
ASSETS                                                      Unaudited       Audited
Cash and due from Banks                                $ 25,131,811 $ 24,380,592
Federal Funds Sold                                       10,200,000    8,000,000
Investment Securities Held to Maturity                   16,009,594   15,168,682
    (aggregate market value 1995 - $16,064,908
                            1994 - $15,012,570

Investment Securities Available for Sale                157,711,472  189,123,633
  Allowance Valuation - Securities Available for Sale     4,892,983     (295,349)

Total Investment Securities AFS - Adj. to Market        162,604,455  188,828,284

Loans                                                   252,905,103  236,497,448
  Less: Allowance for Loan Losses                         3,883,290    3,599,968

Loans, Net                                              249,021,813  232,897,480

Bank Premises and Equipment, Net                          9,417,968    8,527,302
Goodwill and deposits base Intangible,
  net of accumulated amortization                         8,283,888    8,577,540
Other Assets                                              7,192,548    7,952,438

Total Assets                                           $487,862,077 $494,332,318


LIABILITIES

Deposits:  Non-interest Bearing                        $ 75,834,946 $ 81,135,334
           Interest Bearing                             344,697,391  351,135,386

Total Deposits                                          420,532,337  432,270,720
Securities sold under Agreement to Repurchase             9,418,725   10,203,785
Other Liabilities                                         7,577,956    6,119,067

Total Liabilities                                       437,529,018  448,593,572


SHAREHOLDERS' EQUITY

Common Stock (Authorized 3,000,000; Issued 2,150,067)    10,750,335   10,750,335
Surplus                                                  10,068,563   10,068,563
Retained Earnings                                        28,029,783   26,374,590
Cost of Treasury Shares (Deduction) 62,586-1995
                                    56,586-1994          (1,432,549)  (1,279,549)

Unrealized G/L Security Valuation-Avail. for Sale         2,916,927     (175,193)
Total Shareholders' Equity                               50,333,059   45,738,746

Total Liabilities & Shareholders' Equity               $487,862,077 $494,332,318

     See Accompanying Notes to Condensed Consolidated Financial Statements


                     CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  Unaudited
                                         6 Months Ended            3 Months Ended
                                             June 30                   June 30
INTEREST INCOME                         1995         1994         1995         1994
Interest and Fees on Loans         $11,502,463  $ 9,685,249   $5,919,074   $4,806,550
Interest and Dividends on
  Investment Securities              5,975,512    3,819,475    2,870,782    2,066,036
Interest on Federal Funds Sold         237,882      183,981      122,224       92,204
Income Interest Bearing Deposits        90,184       67,662       50,972       61,813

  Total Interest Income             17,806,041   13,756,367    8,963,052    7,026,603

INTEREST EXPENSE

Deposits                           $ 6,668,929  $ 4,376,142   $3,360,765   $2,262,410
Securities Sold Under Agreements
  to Repurchase and Funds Borrowed     418,761      143,783      182,889       72,657

  Total Interest Expense           $ 7,087,690   $ 4,519,925  $3,543,654   $2,335,067

  Net Interest Income              $10,718,351   $ 9,236,442  $5,419,398   $4,691,536

Provision for Loan Losses              400,000       250,000     200,000      125,000

  Net Interest Income after
    Provision for Loan Losses      $10,318,351   $ 8,986,442  $5,219,398   $4,566,536
Realized Gains-Security Trans.         325,154       139,985     279,875      139,978
Other Operating Income               2,923,057     2,673,066   1,453,841    1,327,522
                                   $13,566,562   $11,799,493  $6,953,114   $6,034,036

Other Operating Expenses           $ 9,580,223   $ 8,244,775  $4,806,651   $4,201,615

Income before Taxes                  3,986,339     3,554,718   2,146,463    1,832,421
Income Taxes                         1,327,716     1,207,403     741,961      631,903


Net Income                         $ 2,658,623   $ 2,347,315  $1,404,502   $1,200,518


Net Income per Share               $1.27         $1.24        $.67         $.63





See Accompanying Notes to Condensed Consolidated Financial Statements

                             CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Six Months Ended
                                                                       June 30
                                                                1995           1994
     OPERATING ACTIVITIES
     Net Income                                             $  2,658,623  $   2,347,315
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Amortization of Deposit Base Intangible                  293,652              0
        Provision for Loan Losses                                400,000        250,000
        Provision for Depreciation and Amortization              553,777        462,818
        Amortization for Investment Securities, Net             (257,591)      (497,564)
        (Gain) Loss on Investment Security Sales, Net           (325,154)      (139,985)
        (Increase) Decrease in Accrued Interest Receivable
            and Other Assets                                     759,890     (6,458,479)
        Increase (Decrease) in Accrued Interest Payable,
            Taxes and Other Liabilities                        1,413,921      1,003,110

     Net Cash Provided by Operating Activities                 5,497,118     (3,032,785)



     INVESTING ACTIVITIES

     Proceeds from Maturities of Securities - AFS             41,151,126     42,658,176
     Proceeds from Maturities of Securities -HTM               4,471,292      2,375,975
     Proceeds from Sales of Securities - AFS                   5,445,178     10,239,418
     Purchases of Securities - AFS                           (16,687,338)  (119,839,740)
     Purchases of Securities - HTM                            (5,322,476)    (5,398,602)
     Purchases of Bank Premises and Equipment, Net            (1,444,443)      (468,130)
     Loan Originations, Net of Repayments
       and Other Reductions                                  (17,381,792)      (318,096)
     Proceeds from Sale of Student Loans                         857,459      1,010,365

     Net Cash Used by Investing Activities                    11,089,006    (69,740,634)



     FINANCING ACTIVITIES

     Deposits of Acquired Branches                                     0     45,628,085
     Net Increase (Decrease) in Demand Deposits, NOW,
       Savings and Insured Money Market Accounts             (17,692,587)     4,758,457
     Net Increase (Decrease) in Certificates of Deposit
       and Individual Retirement Accounts                      5,954,204     (1,774,440)
     Net Increase (Decrease) in Short term Borrowings           (785,060)    (5,554,948)
     Sale of Treasury Shares                                           0        172,500
     Purchase of Treasury Shares                                (153,000)             0
     Cash Dividends Paid                                        (958,462)      (862,844)

     Net Cash Provided by Financing Activities               (13,634,905)    42,366,810

     Net Increase (Decrease) in Cash and Cash Equivalents      2,951,219    (30,406,609)
     Cash and Cash Equivalents at Beginning of Year           32,380,592     65,055,776

     Cash and Cash Equivalents at End of Period              $35,331,811    $34,649,167

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

2. In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of operations for the six month period ending June 30, 1995 and 1994 and the changes in cash flow position for the six-month period ending
       June 30, 1995 and 1994.

3. Net income per share for the periods presented have been computed by dividing net income by 2,090,481 average shares outstanding on June 30, 1995 and 1,898,863 average shares outstanding on June 30, 1994.

4. The Financial Accounting Standards Board issued Statement 114 Accounting by Creditors for Impairment of a Loan as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income and Disclosure. These statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.

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

       Changes in the allowance for possible loan losses for the six months ended June 30, 1995 is as follows:

       Amount (000's)
       Balance at beginning of period                    3,600
       Provisions for possible loan losses                 400
       Loans charged off                                  (176)
       Recoveries on loans previously charged off           59
       Balance at end of period                          3,883

       At June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $642,915. Included in this amount is $491,450 of impaired loans for which the related allowance for credit losses is $252,370. In addition, included in the total impaired loans at June 30, 1995 is $151,465 of impaired loans that as a result of the adequacy of collateral values, do not have an allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investments in impaired loans during the three months ended June 30, 1995 was approximately $694,391.

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

       For the three months ended June 30, 1995 the Company recognized interest income on those impaired loans of $5,019 which included $3,222 of interest income recognized using the cash basis method of income recognition.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


       Consolidated total assets at June 30, 1995 were $487.9 million, a decline of $6.4 million (1.3%) from the beginning of the year. This is within the expectations of management as the Corporation moved to assimilate the operations of four branches acquired during 1994. With the loan to deposit ratio at 54.7% at the beginning of the year, there was little need to aggressively pursue additional deposits through aggressive interest rate bidding.

       Loan business, in accordance with the Corporation's plan, has been strong in the commercial and auto loan areas and the long-term decline in 1-4 family mortgage loans has been reversed during the period. Total loans at the end of June 1995 were $252.9 million, up $7.6 million (3.1%) for the second quarter and $16.4 million (6.9%) since the beginning of the year.

       Total deposits at June 30, 1995 were $421 million, down $30 million (6.7%) from the beginning of the quarter and $11.7 million (2.7%) from December 31, 1994. March 31 deposit balances represented somewhat of a distortion as local school districts received and deposited their NYS State Aid checks on that date, increasing their balances by approximately $25 million. Average total deposit balances during the quarter were about $416 million. The loan to deposit ratio at June 30 was 60.1%.

       The Available for Sale segment of the securities portfolio at June 30, 1995 was $157.7 million, compared to $174 million at March 31 and $189 million at the beginning of the year. Interest rates continued to trend lower during the quarter, causing the Allowance valuation to increase to $4.9 million at June 30, compared to $2.5 million at March 31 and $-295 thousand at December 31, 1994.


       Consolidated net earnings for the second quarter of 1995 were $1.405 million, up $204 thousand (17%) over the second quarter of 1994. Net earnings per share for the quarter were $0.67 vs $0.63, an increase of $0.04 (6.4%) on 197 thousand additional shares outstanding. Net earnings per share for the six month period were $1.27 vs $1.24 (2.4%) on 191 additional shares outstanding. The additional shares were issued in connection with the December 31, 1994 acquisition of the Owego National Bank in a tax exempt transaction which became effective on the first day of business of 1995. Due to the sustained increase in loan demand, management decided to increase the loan loss provision to $200 thousand during the first quarter and continued the allocation in the second quarter. At 343% of non-performing loans and 1.53% of total loans, the reserve is viewed by management as adequate relative to risk. Non-performing loans at June 30, 1995 constituted 0.43% of total loans.


       The Owego acquisition was accounted for on a "purchase" accounting basis, a treatment which resulted in a good will intangible amounting to $2.7 million at June 30, 1995. This intangible is being amortized on a straightline basis over fifteen years. The amortization of good will is an after-tax expense.

       The core deposit intangible in the amount of $5.5 million at June 30, 1995, which accounts for the premium paid in connection with the acquisition of three branches from the Resolution Trust Corporation in June of last year, is being amortized over 15 years for both book and tax purposes. Our actual experience with the deposit accounts acquired in this transaction is under continuing review.

       On June 30, 1995, the Corporation's consolidated leverage ratio was 7.99% versus 7.52% on March 31, and 7.51% at the beginning of the year. The Tier I and Total Risk Adjusted Capital ratios were 13.39% and 14.89%, respectively.


PART II.  OTHER INFORMATION

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


       (3.2) Bylaws of the Registrant, as amended to March 8, 1995 are incorporated herein by reference to Exhibit A of the registrant's Form 10-Q for the quarter ended March 31, 1995, File No. 0-13888.

       (27)  Financial Data Schedule (EDGAR version only)

(b)    Reports on Form 8-K

       During the quarter ended June 30, 1995, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.









                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                         CHEMUNG FINANCIAL CORPORATION



DATE: August 7, 1995                            /s/ John W. Bennett
                                                John W. Bennett
                                                President & CEO



DATE: August 7, 1995                            /s/ Jan P. Updegraff
                                                Jan P. Updegraff
                                                Vice President &
                                                    Treasurer