Form 10-Q
period 1995-09-30
CHEMUNG FINANCIAL CORP
filed 1995-11-15
CIK 763563

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarterly period ended September 30, 1995

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995:

         Common Stock, $5 par value -- outstanding 2,086,481 shares










                CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX


                                                       PAGE

PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements


  Condensed Consolidated Statements of Condition

  Condensed Consolidated Statements of Income

  Condensed Consolidated Statements of Cash Flow

  Notes to Condensed Consolidated Financial Statements


Item 2:     Management's Discussion and Analysis of
       Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 5:     Other Information

Item 6:     Exhibits and Reports on Form 8-K


       All other items required by Part II are either inapplicable or would require an answer which is negative.




SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements


                        CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                             Sept. 30       Dec 31
                                                               1995          1994
     ASSETS

     Cash and due from Banks                              $ 40,597,075   $ 24,380,592
     Federal Funds Sold                                      6,800,000      8,000,000
     Investment Securities Held to Maturity                 17,724,680     15,168,682
        (aggregate market value 1995 - $17,834,561
                                1994 - $15,012,570

     Investment Securities Available for Sale              152,046,528    189,123,633
       Allowance Valuation - Securities Available for Sale   5,157,734       (295,349)

     Total Investment Securities AFS - Adj. to Market      157,204,262    188,828,284

     Loans                                                 253,555,967    236,497,448
       Less: Allowance for Loan Losses                       4,047,150      3,599,968

     Loans, Net                                            249,508,817    232,897,480

     Bank Premises and Equipment, Net                        9,917,262      8,527,302
     Goodwill and deposit base Intangible,
       net of accumulated amortization                       8,137,062      8,577,540
     Other Assets                                            7,283,968      7,952,438

     Total Assets                                         $497,173,126   $494,332,318

     LIABILITIES

     Deposits:  Non-interest Bearing                      $ 79,052,525   $ 81,135,334
                Interest Bearing                           346,112,882    351,135,386

     Total Deposits                                        425,165,407    432,270,720
     Securities sold under Agreement to Repurchase          11,978,059     10,203,785
     Other Liabilities                                       8,754,484      6,119,067

     Total Liabilities                                     445,897,950    448,593,572

     SHAREHOLDERS' EQUITY

     Common Stock (Authorized 3,000,000; Issued 2,150,067)  10,750,335     10,750,335
     Surplus                                                10,068,563     10,068,563
     Retained Earnings                                      28,839,319     26,374,590
     Cost of Treasury Shares (Deduction) 63,586-1995
                                         56,586-1994        (1,457,799)    (1,279,549)

     Unrealized G/L Security Valuation-Avail. for Sale       3,074,758       (175,193)
     Total Shareholders' Equity                             51,275,176     45,738,746

     Total Liabilities & Shareholders' Equity             $497,173,126   $494,332,318



          See Accompanying Notes to Condensed Consolidated Financial Statements



                    CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                           9 Months Ended            3 Months Ended

                                              Sept. 30                  Sept. 30
INTEREST INCOME                            1995         1994         1995         1994
Interest and Fees on Loans            $17,719,662  $14,727,486   $6,217,199   $5,042,237
Interest and Dividends on
 Investment Securities                  8,653,265    6,273,035    2,677,753    2,453,560
Interest on Federal Funds Sold            365,522      323,648      127,640      139,667
Income Interest Bearing Deposits          196,103      137,032      105,919       69,370

 Total Interest Income                 26,934,552   21,461,201    9,128,511    7,704,834

INTEREST EXPENSE

Deposits                               10,048,925    7,022,497    3,379,996    2,646,355
Securities Sold Under Agreements
 to Repurchase and Funds Borrowed         571,433      226,321      152,672       82,538

 Total Interest Expense                10,620,358    7,248,818    3,532,668    2,728,893

 Net Interest Income                   16,314,194   14,212,383    5,595,843    4,975,941

Provision for Loan Losses                 600,000      375,000      200,000      125,000

  Net Interest Income after Provision
   for Loan Losses                     15,714,194   13,837,383    5,395,843    4,850,941
Realized Gains-Security Transactions      334,010      140,001        8,856           17
Other Operating Income                  4,440,960    4,171,377    1,517,903    1,498,310
Total Operating Income                 20,489,164   18,148,761    6,922,602    6,349,268

Other Operating Expenses               14,468,081   12,678,765    4,887,858    4,433,990

Income before Taxes                     6,021,083    5,469,996    2,034,744    1,915,278
Income Taxes                            2,031,302    1,847,605      703,586      640,202

Net Income                             $3,989,781  $ 3,622,391   $1,334,158   $1,275,076


Net Income per Share                      $1.91        $1.91         $.64         $.67



                     See Accompanying Notes to Condensed Consolidated Financial Statements

                             CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Nine Months Ended
                                                                       Sept. 30
                                                                 1995         1994
     OPERATING ACTIVITIES
     Net Income                                             $ 3,989,781   $  3,622,391
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Amortization of Deposit Base Intangible                 440,478        132,573
        Provision for Loan Losses                               600,000        375,000
        Provision for Depreciation and Amortization             832,259        702,957
        Amortization for Investment Securities, Net            (367,058)      (700,440)
        (Gain) Loss on Investment Security Sales, Net          (334,010)      (140,001)
        (Increase) Decrease in Accrued Interest Receivable
            and Other Assets                                    668,470     (1,322,601)
        Increase (Decrease) in Accrued Interest Payable,
            Taxes and Other Liabilities                       2,569,822      1,095,931

     Net Cash Provided by Operating Activities                8,399,742      3,765,810


     INVESTING ACTIVITIES

     Proceeds from Maturities of Securities - AFS            71,524,712     51,852,150
     Proceeds from Maturities of Securities -HTM              6,367,463      4,867,793
     Proceeds from Sales of Securities - AFS                  5,953,782     10,242,366
     Purchases of Securities - AFS                          (41,886,855)  (129,527,669)
     Purchases of Securities - HTM                           (8,940,058)    (5,705,655)
     Purchases of Bank Premises and Equipment, Net           (2,222,219)      (829,008)
     Loan Originations, Net of Repayments
      and Other Reductions                                  (19,806,286)    (1,675,213)
     Proceeds from Sale of Student Loans                      2,594,949      2,220,834
     Deposit Acquisition Premium                                      0     (5,965,793)

     Net Cash Used by Investing Activities                   13,585,488    (74,520,195)

     FINANCING ACTIVITIES

     Deposits of Acquired Branches                                    0     45,628,085
     Net Increase (Decrease) in Demand Deposits, NOW,
      Savings and Insured Money Market Accounts             (14,604,404)     8,703,378
     Net Increase (Decrease) in Certificates of Deposit
      and Individual Retirement Accounts                      7,499,091      1,975,961
     Net Increase (Decrease) in Short term Borrowings         1,774,274     (5,813,088)
     Sale of Treasury Shares                                          0        172,500
     Purchase of Treasury Shares                               (178,250)             0
     Cash Dividends Paid                                     (1,459,458)    (1,295,121)

     Net Cash Provided by Financing Activities               (6,968,747)    49,371,715

     Net Increase (Decrease) in Cash and Cash Equivalents    15,016,483    (21,382,670)
     Cash and Cash Equivalents at Beginning of Year          32,380,592     65,055,776

     Cash and Cash Equivalents at End of Period             $47,397,075    $43,673,106

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

2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 1995 and December 31, 1994, results of operations for the three and nine-month periods ending September 30, 1995 and 1994 and changes in cash flow position for the nine-month period ending September 30, 1995 and 1994.

3. Net income per share for the periods presented have been computed by dividing net income by 2,089,259 average shares outstanding on September 30, 1995 and 1,899,280 average shares outstanding on September 30, 1994.

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

      At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $592,243. Included in this amount is $447,941 of impaired loans for which the related allowance for credit losses is $247,052. In addition, included in the total impaired loans at September 30, 1995 is $144,302 of impaired loans that as a result of the adequacy of collateral values, do not have an allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investments in impaired loans during the nine months ended September 30, 1995 was approximately $661,164.

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

      For the nine months ended September 30, 1995 the Company recognized interest income on those impaired loans of $8,007 which included $5,328 of interest income recognized using the cash basis method of income recognition.

6. Goodwill, which represents the excess of purchase price over the fair value of identifiable assets acquired, is being amortized over 15 years on the straight-line method. Deposit base intangible, resulting from the purchase of deposits by the Corporation's subsidiary from the Resolution Trust Company in 1994, is being amortized over the expected useful life of 15 years on a straight-line basis. Management periodically reviews the operating results of these entites to determine that income from operations continues to support the recoverability of goodwill and amortizations used by the Corporation. Included in this review are operating income, asset quality, franchise value, market potential and the continuity of deposit base of the acquired entites. Likewise, amortization periods are monitored to determine if any events and circumstances require such periods to be reduced.


Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations

      Consolidated total assets at September 30, 1995 were $497.2 million, an increase of $2.8 million (0.57%) from the beginning of the year. This is within the expectations of management as the Corporation moved to assimilate the operations of four branches acquired during 1994. With the loan to deposit ratio at 54.7% at the beginning of the year, there was little need to aggressively pursue additional deposits through aggressive interest rate bidding.

      Loan business, in accordance with the Corporation's plan, continues to be strong in the commercial and consumer loan areas, which have increased 10.7% and 11.5% respectively since the first of this year. We have also seen renewed strength in 1-4 family mortgage loans, the outstanding balances of which have advanced 4.5% since 12/31/94. Total loans at the end of September 1995 were $253.6 million, up $1 million (0.4%) for the third quarter and $17.1 million (7.2%) since the beginning of the year.

      Total deposits at September 30, 1995 were $425.2 million, up $4.2 million (1.1%) from the beginning of the quarter and down $7.1 million (1.6%) from December 31, 1994. Average total deposit balances during the quarter were about $421 million. The loan to deposit ratio at September 30 was 59.7%.

      The Available for Sale segment of the securities portfolio at September 30, 1995 was $157.2 million, compared to $157.6 million at June 30 and $189 million at the beginning of the year. Interest rates continued to trend lower during the quarter. This, together with an exceptional appreciation in the common stock portfolio of the Corporation's banking subsidiary caused the Allowance valuation to increase to $5.1 million at September 30, compared to $4.9 million at June 30 and $-295 thousand at December 31, 1994.

      Amortized cost and fair value, maturity duration, and unrealized gains and losses for the investment security components in each of the available for sale and held to maturity categories of the investment portfolio are set forth in the following tables:

                             AVAILABLE FOR SALE                  HELD TO MATURITY
                           Amortized         Fair            Amortized          Fair
                              Cost           Value              Cost            Value
U.S. Treasury and other
  U.S. Govt. Agencies      $133,913,717   $134,751,895        $     -        $    -
Obligations of states and
  Political subdivisions     12,814,486     13,063,114          16,358,960     16,450,059
Other bonds and notes         2,849,429      2,903,627           1,365,720      1,384,502
Corporate Stocks              2,468,896      6,485,626              -             -
                           $152,046,528   $157,204,262        $ 17,724,680   $ 17,834,561

  The amortized cost and weighted average yields by years to maturity for securities available for sale as of September 30, 1995 are as follows (excluding corporate stocks):

                                               MATURING
                                 Within One Year           After One, Within Five
                               Amount       Yield            Amount       Yield
U.S. Treasury and other
  U.S. Govt. Agencies      $ 40,398,382      5.94%       $ 84,626,344      6.46%
Obligations of states and
  Political subdivisions      3,504,325      5.76%          7,980,058      5.27%
Other bonds and notes         1,499,679      7.60%          1,349,750      8.41%
Total                      $ 45,402,386                  $ 93,956,152



                                               MATURING
                             After Five, Within Ten            After Ten Years
                               Amount        Yield            Amount      Yield

U.S. Treasury and other
  U.S. Govt. Agencies      $  8,888,991      7.61%       $      -           -
Obligations of states and
  Political subdivisions      1,105,103      5.16%            225,000      4.71%
Other bonds and notes            -             -                -           -
Total                      $  9,994,094                  $    225,000

  The amortized cost and weighted average yields by years to maturity for securities held to maturity as of September 30, 1995 are as follows:

                                                 MATURING
                                Within One Year           After One, Within Five
                              Amount         Yield           Amount        Yield
Obligations of states and
  Political subdivisions   $  6,553,066      4.18%       $  7,921,974      4.64%
Other bonds and notes           503,806      7.36%            861,914      7.61%
Total                      $  7,056,872                  $  8,783,888



                                                  MATURING
                            After Five, Within Ten              After Ten Years
                               Amount        Yield            Amount       Yield

Obligations of states and
  Political subdivisions   $  1,379,754      5.45%       $    504,166      7.50%
Other bonds and notes             -            -                 -           -
Total                      $  1,379,754                  $    504,166

  There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at September 30, 1995 in either the available for sale or held to maturity categories.

  Gross unrealized gains and gross unrealized losses on securities available for sale and held to maturity at September 30, 1995 were as follows:

              AVAILABLE FOR SALE             HELD TO MATURITY
                              Unrealized     Unrealized          Unrealized     Unrealized
                                 Gains         Losses               Gains         Losses
U.S. Treasury and other
  U.S. Govt. Agencies       $   999,983    $    161,805        $    -         $    -
Obligations of states and
  Political subdivisions        281,303          32,675            92,989         1,891
Other bonds and notes            55,971           1,773            19,496           713
Corporate Stocks              4,016,730             -                -              -
                            $ 5,353,987    $    196,253        $  112,485     $   2,604

  Gross realized gains on sales of securities available for sale as of September 30, 1995 were $334,010.

  Included in the Corporate Stocks component in the above tables are 18,778 shares of Student Loan Marketing Association ("SALLIE MAE") at a cost basis of $6,068 and market value of $1,018,616. These shares were acquired as preferred shares (an exeption to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as SALLIE MAE recapitalized. Additionally, at 9/30/95, the banking subsidiary's equity portfolio held marketable investments in listed equities totaling $95,060 at cost with a total market value of $3,051,075. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 14,813 shares of the Federal Home Loan Bank of New York. They are valued at $498,200 and 1,481,300, respectively. Management has no current plans for selling these investments.

  The Owego acquisition, first discussed in the December, 1994 10-K, was accounted for on a "purchase" accounting basis, a treatment which resulted in a good will intangible amounting to $2.71 million at 9/30/95. This intangible is being amortized on a straight line basis over fifteen years. The amortization of good will is an after-tax expense. During the fist nine months, non-recurring expenses associated with the acquisition were approximately $124 thousand.

  During the quarter, the Federal Deposit Insurance Corporation's Bank Insurance Fund ("BIF") became fully capitalized at the required 1.25% of insured deposits. This resulted in an 82% decline in the annualized premium to $0.04 per $100 insured deposit. The impact to earnings may result in a $376 thousand reduction in the full year's accrual. The actual rebate during the quarter just ended was $253 thousand, $108 thousand of which reduced the third quarter FDIC expense. The accrual adjustment decision is complicated by the House and Senate Banking Committees reported different approaches to recapitalizing the Savings Association Insurance Fund ("SAIF"), which insures most savings and loan associations, and then merging the two funds.

  It is probable that there will be a one-time charge to SAIF insured deposit institutions, which acquired deposits from the Resolution Trust Company. Management expects that as much as $36.3 million in SAIF insured deposits may be subject to a yet to be determined special assessment. While it is possible that an assessment could be imposed during 4th quarter 1995, the event is more likely to occur in 1996.

  During the second and third quarter, the data processing function was brought in-house from a remote-job-entry system through Mellon Datacenter. Estimated non-recurring expenses associated with the project amounted to $370 thousand or approximately the same amount as the reduction in total 1995 FDIC premiums. This investment is viewed by management as a technological requirement for delivering appropriate service to our market at the most efficient cost. The annualized reduction in data processing expense is estimated at $200 thousand.

  Consolidated net earnings for the third quarter of 1995 were $1.334 million, up $59 thousand (4.6%) over the third quarter of 1994. Net earnings per share for the quarter were $0.64 vs $0.67, an decrease of $0.03 (4.5%) on 197 thousand additional shares outstanding. Net earnings for the nine month period were $3.990 million versus $3.622 (10.14%) or $1.91 vs $1.91 (0.0%) per share on the additional shares outstanding. Thus, the earnings per share dilution is about $0.19 per share or 9.05%. Management believes that future cost efficiencies, together with future steady and sustainable growth in the Owego market will recapture the goodwill associated with the acquisition.

  Proceeds from maturities and sales of securities and student loans exceeded purchases of securities and loan origination, net of repayments and other reductions, by $13.6 million during the nine month period. This compares to 1994 when the figure was minus $74.5 million. The 1994 figure, however, was distorted by the 1/1/94 adoption of FASB # 115 (Mark to market) and allocation of securities to the available for sale category. Additionally, in June 1994, the bank acquired $45.6 million in deposits from the RTC. This event resulted in unusually high levels of securities purchases.

  Net cash provided by financing activities amounted to a negative $6.968 million on 9/30/95 compared to a plus $49.4 million a year earlier, when the purchase of deposits of acquired branches accounted for $45.6 million of the increase. Core deposits (demand, NOW, Savings and Insured Money Market Accounts) decreased $14.6 million while certificates of deposits and individual retirement accounts increased $7.5 million and $1.7 million respectively. During the period, 7,000 treasury shares were purchased at an average price of $25.57 per share.

  Due to the sustained increase in loan demand, management decided to increase the loan loss provision to $200 thousand during the first quarter and continued the allocation in the second and third quarters.

  The Corporation defines smaller balance, homogeneous loans as consumer loans, residential mortgages, home equity and credit card outstandings. Significant factors impacting management's judgment in determining when a loan is impaired include an evaluation of compliance with repayment program, condition of collateral, deterioration in financial strength of borrower or any case when the expected future cash payments may be less than the recorded amount. Commercial loans are placed upon non-accrual status when delinquency reaches 90 days unless collateral is deemed adequate, while consumer loans are considered non-accrual at 120 days. This is due to management's evaluation of commercial loans as carrying a greater level of inherent risk.

  Management distinguishes between impaired and nonaccrual loans as follows:

  Impaired Loans - A loan which may or may not be current with interest and principal payments but of which loan management feels may have to be restructured at some point in the future;

  Nonaccrual Loans - Commercial loans that are 90 days delinquent and Consumer loans that are 120 days delinquent or an event which occurs that would jeopardize the collection of all interest and principal payments.

  At 286% of non-performing loans and 1.59% of total loans, the reserve is viewed by management as adequate relative to risk. Non-performing loans at 9/30/95 constituted 0.56% of total loans.


  Changes in the allowance for possible loan losses for the nine months ended September 30, 1995 is as follows:

<CAPTION
                                  Amount (000's)
  Balance at beginning of period                    $         $3,600
  Charge-offs:
     Domestic:
       Commercial, financial and agricultural           12
       Commercial mortgages                              0
       Residential mortgages                             5
       Consumer loans                                  225
                                                              $  242


  Recoveries:
     Domestic:
       Commercial, financial and agricultural       $   14
       Commercial mortgages                              0
       Residential mortgages                             0
       Consumer loans                                   75
                                                              $   89
  Net charge-offs                                             $  153
  Additions charged to operations                                600
  Balance at end of period                                    $4,047
  Ratio of net charge-offs during the
     period to average loans outstanding
     during the period                                          .06%

  For the period ended September 30, 1995, the allocation of the loan loss provision for classified loans is as follows:

                                 Reported Period
                                September 30, 1995

  Balance at end of period
  applicable to:
                                                    Percent of loans in each
                                      Amount        category to Total Loans
  Domestic:                         $1,555,046              100.00%

     Commercial, financial and
        agricultural                 1,133,555               32.32%
     Commercial mortgages              279,950                3.88%
     Residential mortgages              -0-                  24.06%
     Consumer loans                    141,541               39.74%

  Unallocated:                       2,492,104                N/A

  Total                             $4,047,150              100.00%

  For the periods ended September 30, 1995 and December 31, 1994, the following table summarizes the Corporation's nonaccrual and past due loans:

                                       Amount (000's)

                                    Sept. 30       Dec. 31
                                      1995           1994
  Nonaccrual loans (1)               $ 1,129        $ 1,201


  Accruing loans past due
    90 days or more                  $   537        $   354

  (1) It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer loan
  (not guaranteed by a government agency) or a real estate loan which becomes 120 days delinquent, the loan is placed in nonaccrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible.  Loans may also be placed in nonaccrual if management believes such classification is warranted for other reasons.

  At September 30, 1995, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. Those loans are subject to constant management attention and their classification is reviewed by the Board of Directors at least simi-annually. At September 30, 1995, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the nonaccrual, past due, restructured or potential problem loan criteria.

  The core deposit intangible in the amount of $5.44 million at 9/30/95, which accounts for the premium paid in connection with the acquisition of three branches from the Resolution Trust Corporation in June of last year, is being amortized over 15 years for both book and tax purposes. Our actual experience with the deposit accounts acquired in this transaction is under continuing review.

  On September 30, 1995, the Corporation's consolidated leverage ratio was 8.17% versus 7.99% on June 30, and 7.51% at the beginning of the year. The Tier I and Total Risk Adjusted Capital ratios were 13.61% and 15.12%, respectively.

  In June of this year, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("SFAS # 122") Accounting for Certain Mortgage Banking Activities, an amendment of FASB Statement No. 65. This statement amends certain provisions of Statement 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The Corporation presently recognizes servicing rights acquired only through loan underwriting transactions and these are not material. Adoption SFAS # 122 in 1996 will have no material impact upon its financial statements.



PART II.  OTHER INFORMATION
Item 5.    Other Information

       During the reporting period the board of directors approved an amendment to the corporation's bylaws decreasing the number of board positions from twenty to nineteen, which action eliminated the vacancy created by the retirement of Whitney S. Powers effective August 31, 1995.

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


  (3.2)    Bylaws of the Registrant, as amended to September 13, 1995.
           Exhibit A

  (27) Financial Data Schedule (EDGAR version only)

  (b)  Reports on Form 8-K

           During the quarter ended September 30, 1995, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.

                                  FORM 10-Q
                              QUARTERLY REPORT

                                EXHIBIT INDEX

                    FOR PERIOD ENDING SEPTEMBER 30, 1995

                        CHEMUNG FINANCIAL CORPORATION
                              ELMIRA, NEW YORK



EXHIBIT A   Amended Bylaws Effective September 13, 1995

EXHIBIT A

                        CHEMUNG FINANCIAL CORPORATION

                                   BY-LAWS

                        Amended to September 13, 1995

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

SECTION 10.  Inspectors at Shareholders Meetings

  The Board of Directors, in advance of any shareholders meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders meeting may, and on the request of any shareholder entitled to vote thereat shall, appoint inspectors. If appointed on the request of one or more shareholders, the holders of a majority of shares present and entitled to vote thereat shall determine the number of inspectors to be appointed. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board of Directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by them. A report or certificate made by them shall be prima facie evidence of the facts stated and of the vote as certified by them.

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

SECTION 3.  Number of Directors

  The number of directors constituting the entire Board shall be nineteen
(19). This number may be increased or decreased from time to time by amendment of these By-Laws, provided, however, that the number may not be decreased to less than three (3). No decrease in the number of directors shall shorten the term of any incumbent director.

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

SECTION 2.  Amendment and Repeal by the Board of Directors

  These Bylaws may also be amended or repealed by a majority of the entire Board of Directors provided that the provisions of Article III may be amended only by the affirmative vote of at least 75% of the entire Board of Directors and further provided that Section 1 of Article VI may be amended only by the affirmative vote of at least 80% of the entire Board of Directors.








                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                        CHEMUNG FINANCIAL CORPORATION



DATE: November 14, 1995                        /s/ John W. Bennett
                                                 John W. Bennett
                                                 President & CEO



DATE: November 14, 1995                        /s/ Jan P. Updegraff
                                                   Jan P. Updegraff
                                                   Vice President &
                                                      Treasurer