Form 10-K
period 1995-03-31
CHEMUNG FINANCIAL CORP
filed 1996-03-29
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the fiscal year ended December 31, 1995
                                     OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

       For the transition period from _____________ to _____________

                       Commission File Number 0-13888

                       CHEMUNG FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

                  NEW YORK                         16-123703-8
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                Identification Number)

       One Chemung Canal Plaza, P.O. Box 1522
                 Elmira, New York                      14902
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code:  (607) 737-3711

          Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $5 a share
                              (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO

The aggregate market value of Common Stock held by nonaffiliates on February 29, 1996 was $34,933,528.

As of February 29, 1996 there were 2,084,611 shares of Common Stock, $5 par value outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on April 2, 1996 are incorporated by reference into Parts III and IV.

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


(b)  Financial information about industry segments


The Corporation and the Bank are engaged only in banking and bank-related businesses. The Selected Financial Data Exhibit included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("MD&A") for the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, sets forth financial information with respect to bank-related industry segments. The MD&A including the Selected Financial Data Exhibit is incorporated herein by reference.


(c)  Narrative description of business

                                  Business

The Bank is a New York State chartered, independent commercial bank which engages in full-service commercial and consumer banking and trust business. The Bank's services include accepting time, demand and savings deposits including NOW accounts, Super NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or participating with regional industrial development and community lending corporations, making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection, small business loans and student loans. Additional services include renting of safe deposit facilities, selling uninsured annuity and mutual fund investment products, and the use of networked automated teller facilities.

Trust services provided by the Bank include services as executor, trustee under wills and agreements, guardian and custodian and trustee and agent for pension, profit-sharing and other employee benefit trusts as well as various investment, pension, estate planning and employee benefit administrative services.

For additional information which focuses on the results of operation of the Corporation and the Bank, see Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference.

There have been no material changes in the manner of doing business by the Corporation or the Bank during the fiscal year ended December 31, 1995.


                                Competition


Six (6) of the Bank's thirteen (13) full-service branches, in addition to the main office, are located in Chemung County. The other seven (7) full-service branches are located in the adjacent counties of Schuyler, Steuben, and Tioga. All facilities are located in New York State.

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

                          Research and Development


Expenditures for research and development were immaterial for the years 1995, 1994, and 1993.

                                 Employees


As of December 31, 1995, the Bank employed 281 persons on a full-time equivalent basis.


(d) Financial information about foreign and domestic operations and export sales


Neither the Corporation nor the Bank relies on foreign sources of funds or income.


(e)  Statistical disclosure by bank holding companies

The following disclosures present summarized statistical data covering the Corporation and the Bank.


Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

                                                                 December 31,

                                       1995                          1994                          1993

                           Average            Yield/      Average            Yield/     Average             Yield/
                           Balance   Interest  Rate       Balance   Interest  Rate      Balance   Interest   Rate
Assets

Interest-earning assets:

   Loans                  $ 249,149   23,868   9.58%     $ 221,419   20,006   9.04%    $ 224,127   20,741   9.25%
   Taxable securities       155,238    9,960   6.42        134,524    7,762   5.77       106,736    6,088   5.70
   Tax-exempt securities     28,051    1,406   5.01         25,054    1,262   5.04        22,596    1,184   5.24
   Federal funds sold         8,434      486   5.76         10,236      407   3.98        12,587      371   2.95
   Interest-bearing
      deposits                6,267      357   5.70          3,478      143   4.11         2,401      73    3.04

     Total interest-
     earning assets         447,139   36,077   8.07%       394,711   29,580    7.49%     368,447   28,457   7.72%

Non-interest earning assets:

   Cash and due from
      banks                  23,442                         21,657                        20,372
   Premises and equipment,
      net                     9,657                          7,451                         7,513
   Other assets               6,922                          5,506                         4,853
   Less allowance for
     loan losses             (3,876)                        (3,419)                       (3,453)
   Excess of cost over
     fair value of net
     assets acquired,
     net of accumulated
     amortization            11,969                          5,339                            -

      Total               $ 495,253                      $ 431,245                     $ 397,732





Liabilities and
Shareholders' Equity

Interest-bearing
   liabilities:

   Demand deposits        $  43,312      731   1.69%     $  43,372      673    1.55%   $  42,275      811   1.92%
   Savings deposits         149,257    4,408   2.95        142,819    3,778    2.65      133,671    3,806   2.85
   Time deposits            153,433    8,307   5.41        121,783    5,445    4.47      110,631    4,887   4.42
   Federal funds purchased
     and securities
     sold under agreement
     to repurchase           13,846      781   5.73          9,975      380    3.81        9,717      281   2.89

      Total interest-
      bearing liabilities   359,848   14,227   3.95%       317,949   10,276    3.23%     296,294    9,785   3.30%

Non-interest bearing
   liabilities:

   Demand deposits           78,406                         66,635                        60,461
   Other                      6,995                          5,106                         3,978

                            445,249                        389,690                       360,733
Shareholders' equity         50,004                         41,555                        36,999

      Total               $ 495,253                      $ 431,245                     $ 397,732

Net interest earnings               $ 21,850                       $ 19,304                     $  18,672

Net yield on interest-
   earning assets                              4.89%                           4.89%                        5.07%



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

The following table sets forth for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                 1995 Compared to 1994           1994 Compared to 1993

                           Increase (Decrease) Due to (1)      Increase (Decrease) Due to (1)

                                  Volume     Rate     Net       Volume     Rate      Net

                                (In Thousands of Dollars)      (In Thousands of Dollars)


Interest earned on:

     Loans                       $ 2,607    1,255   3,862         (249)    (486)    (735)
     Taxable securities            1,273      925   2,198        1,603       71    1,674
     Tax-exempt securities           150       (6)    144          125      (47)      78
     Federal funds sold              (81)     160      79          (78)     114       36
     Interest-bearing deposits       145               70          215       39       31  70

         Total interest-
           earning assets        $ 4,094    2,404   6,498        1,440     (317)   1,123



Interest paid on:

     Demand deposits                  (1)      59      58           21     (159)    (138)
     Savings deposits                176      442     618          251     (279)     (28)
     Time deposits                 1,580    1,282   2,862          498       60      558
     Federal funds purchased
      and securities sold under
      agreement to repurchase        179      234      413           8       91       99

         Total interest-bearing
           liabilities           $ 1,934    2,017    3,951         778     (287)     491


<F1>
(1)  The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.




Investment Portfolio



     The following table sets forth the carrying amount of investment securities at the dates indicated:



                                                              December 31,

                                                         1995     1994       1993

                                                       (In Thousands of Dollars)
     U.S. Treasury and other
        U.S. Government Agencies                   $  108,775   163,238    104,216
     State and political subdivisions                  30,275    28,085     21,997
     Other bonds and notes                             33,596     7,181      8,871
     Corporate stocks                                   6,818     5,493      2,002

          Total                                    $  179,464   203,997    137,086



     Included in the above table are $171,882, $188,828 and $44,814 of securities available for sale at December
     31, respectively.



Investment Portfolio (continued)


     The following tables set forth the maturities of investment securities at December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations.

                                                                  Maturing

                                                           Within           After One, But
                                                          One Year          Within Five Years

                                                      Amount     Yield     Amount    Yield
                                                           (In Thousands of Dollars)

     U.S. Treasury and other
        U.S. Government Agencies                    $  38,744    6.26%   $ 68,000     6.49%
     State and political subdivisions                  10,411    4.68      16,371     4.89
     Other bonds and notes                              1,522    7.98       1,501     8.40

     Total                                          $  50,677    5.99%   $ 85,872     6.22%



                                                                     Maturing

                                                       After Five, But        After
                                                       Within Ten Years     Ten Years

                                                       Amount     Yield   Amount    Yield

                                                            (In Thousands of Dollars)

     U.S. Treasury and other
        U.S. Government Agencies                     $  2,032    7.07%  $   -         - %
     State and political subdivisions                   3,275    5.33       217     4.71
     Other bonds and notes                              5,031    6.69    25,542     7.85

          Total                                      $ 10,338    6.33%  $25,759     7.82%


Loan Portfolio


     The following table shows the Corporation's loan distribution at the end of each of the last five years:



                                                      December 31,

                                        1995    1994     1993     1992     1991

                                                (In Thousands of Dollars)

     Commercial, financial and
        agricultural               $  89,785  75,006   69,484   63,630   65,830
     Real estate mortgages            71,870  67,912   71,345   81,431   89,401
     Installment loans               101,687  94,181   82,028   74,258   72,462

          Total                    $ 263,342 237,099  222,857  219,049  227,693




     The following table shows the maturity of loans (excluding residential real estate mortgages and installment loans) outstanding as of December 31, 1995. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:



                                                       After One
                                            Within     But Within     After
                                           One Year    Five Years    Five Years   Total

     Commercial, financial and
        agricultural                       $ 40,564      15,259       33,962      89,785

     Loans maturing after one year with:
        Fixed interest rates                              8,426        6,618
        Variable interest rates                           6,833       27,344

          Total                                        $ 15,259       33,962




Nonaccrual and Past Due Loans



     The following table summarizes the Corporation's nonaccrual and past due loans:



                                                     December 31,

                                        1995    1994     1993     1992     1991

                                               (In Thousands of Dollars)

     Nonaccrual loans (1)            $ 1,120   1,201    1,605    1,321      721

     Accruing loans past due
        90 days or more              $   681     354      274      588    2,307



     Information with respect to nonaccrual loans at December 31, 1995, 1994 and 1993 is as follows:



                                                     December 31,

                                                    1995     1994     1993

                                              (In Thousands of Dollars)

     Nonaccrual loans                            $ 1,119    1,201    1,605

     Interest income that would have been
      recorded under original terms                  200      342      429

     Interest income recorded during the period       52       58      164

<F1>
(1)  It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of consumer, mortgage or home equity loans not guaranteed by a government agency which become 120 days delinquent, the loan is placed in nonaccrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible.  Loans may also be placed in nonaccrual if management believes such classification is warranted for other reasons.


Potential Problem Loans


     At December 31, 1995, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. Those loans are subject to constant management attention and their classification is reviewed by the Board of Directors at least semi-annually.


Loan Concentrations


     At December 31, 1995, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.


Other Interest-Bearing Assets


     At December 31, 1995, the Corporation has no interest-bearing assets other than loans that meet the nonaccrual, past due, restructured or potential problem loan criteria.


Summary of Loan Experience


     This table summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 1995:


                                                 Year Ended December 31,

                                            1995    1994     1993     1992     1991

                                               (In Thousands of Dollars)

     Balance at beginning of period      $ 3,600    3,500    3,400    2,800     2,500

     Charge-offs:

        Commercial, financial and
           agricultural                       82     282      550       61        226
        Real estate mortgages                  5      14      ---      ---        ---
        Installment loans                    286     422      346      382        380
        Home equity                          ---     ---      ---      ---        ---

                                             373     718      896      443        606
     Recoveries:

        Commercial, financial and
           agricultural                       16      18       10      100        223
        Installment loans                     93      76       79       41         58
                                             109      94       89      141        281

           Net charge-offs                   264     624      807      302        325

     Allowance of acquired
        bank at time of acquisition          --      100       --       --         --

     Additions charged to
        operations (1)                       564     624      907      902        625

     Balance at end of period            $ 3,900   3,600    3,500    3,400      2,800

     Ratio of net charge-offs during
        period to average loans
        outstanding (2)                     .11%    .28%     .36%     .14%       .15%


<F1>
(1)  The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management.  These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, growth in the loan portfolio and management's estimation of future potential losses.

     The risk elements in the various portfolio categories are not considered to be any greater in 1995 than in prior years.  The net charge-offs to average loans have averaged 0.21% over the last five years and the highest percentage in any of those years was 0.36%.


<F2>
(2)  Daily balances were used to compute average outstanding loan balances.

This table summarizes the Corporation's allocation of the loan loss reserve for each year in the five-year period ended December 31, 1995.

                                                     Amount (in thousands) and Percent of
                                                      Loans by Category to Total Loans

                                                               December 31,

Balance at end of
Period Applicable to:            1995      %      1994    %      1993     %      1992      %       1991     %

Domestic:                      $ 1,516   100.0   2,575   100.0   3,150   100.0   2,117   100.0    2,085   100.0


   Commercial, financial
      and agricultural           1,042    33.0   2,108    31.0   2,620    30.2   1,625    28.6    1,409    28.7
   Commercial mortgages            305     4.1     282     5.0     248     6.5     112     6.7      187     7.4
   Residential mortgages            16    23.8      16    23.6      13    25.5      34    30.4       44    31.9
   Consumer loand                  153    39.3     169    40.4     270    37.8     346    34.3      446    32.1

Unallocated:                     2,384    N/A    1,025    N/A      350    N/A    1,283    N/A       715    N/A

Total                          $ 3,900   100.0   3,600   100.0   3,500   100.0   3,400   100.0    2,800   100.0


Deposits



     The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:




                                               Year Ended December 31,

                                       1995             1994                1993

                                 Amount     Rate  Amount     Rate     Amount     Rate

                                               (In Thousands of Dollars)


     Noninterest-bearing
        demand deposits       $  78,406     ---%    66,635     ---%    60,461     ---%
     Interest-bearing demand
        deposits                 43,312    1.69     43,372    1.55     42,275    1.92
     Savings deposits           149,257    2.95    142,819    2.65    133,671    2.85
     Time deposits              153,433    5.41    121,783    4.47    110,631    4.42

                              $ 424,408            374,609            347,038





     Maturities of certificates of deposit $100,000 or more outstanding at December 31 are summarized as follows:



                                                                  Time Certificates
                                                                     of Deposits

                                                               (In Thousands of Dollars)


               3 months or less                                         $13,503
               Over 3 through 12 months                                   5,918
               Over 12 months                                             2,041


     There were no other time deposits of $100,000 or more.


Return on Equity and Assets



     The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:


                                                Year Ended December 31,

                                                1995     1994     1993


     Return on average assets                    1.13%    1.08%    1.13%
     Return on average equity                   11.20    11.18    12.15
     Return on beginning equity                 12.25    12.13    12.66
     Dividend payout ratio                      36.52    38.23    36.86
     Average equity to average assets ratio     10.10     9.64     9.30
     Year-end equity to year-end assets ratio   10.54     9.25     9.63


Short-Term Borrowings



     For each of the three years in the period ended December 31, 1995, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.


ITEM 2.  PROPERTIES


The Corporation and the Bank currently conduct all their business activities from the Bank's main office, thirteen (13) branch locations situated in a four-county area, owned office space adjacent to the Bank's main office, and five (5) off-site automated teller facilities (ATMs), three (3) of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 62,000 square feet of space entirely occupied by the Bank. The combined square footage of the thirteen (13) branch banking facilities totals approximately 46,350 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 18,213 square feet of which 8,202 square feet are occupied by operating departments of the Bank and 10,011 square feet are leased. The leased automated teller facility spaces total approximately 150 square feet.

The Bank holds two (2) of its branch facilities (Arnot Mall Office and Bath Office) and three (3) automated teller facilities (Elmira/Corning Regional Airport, Elmira College and WalMart Store) under lease arrangements; and owns the rest of its offices including the main office and the adjacent office building.

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

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANTS SECURITIES AND RELATED SHAREHOLDER
         MATTERS

The Corporation's stock is traded in the over-the-counter market. Incorporated herein by reference to portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management. Also incorporated herein by reference to a part of the Corporation's 1995 Annual Report are the dividends paid by the Corporation for each quarter of the last three (3) years. The number of shareholders of record on February 29, 1996 was 834.

ITEM 6.  SELECTED FINANCIAL DATA


The Selected Financial Data Exhibit included in Management's Discussion and Analysis of Financial Condition and Results of Operations and presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Independent Auditors' Report and consolidated financial statements as presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    None

                                  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT


The information set forth under the captions "Election of Directors" and "Executive Officers" and the Section 16(a) disclosure set forth under the caption "Security Ownership of Management", as presented in the registrant's Proxy Statement, dated March 5, 1996, relating to the Annual Meeting of Shareholders to be held on April 2, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION


The information set forth under the captions "Directors Compensation"; "Directors' Personnel Committee Report on Executive Compensation"; " Comparative Return Performance Graph"; "Executive Compensation"; "Retirement Plan"; "Profit-Sharing, Savings and Investment Plan"; "Management Incentive Plan"; "Employment Contracts"; and "Other Compensation Agreements", presented in the registrant's Proxy Statement, dated March 5, 1996, relating to the Annual Meeting of Shareholders to be held on April 2, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", presented in the registrant's Proxy Statement, dated March 5, 1996, relating to the Annual Meeting of Shareholders to be held on April 2, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information set forth under the caption "Certain Transactions", presented in the registrant's Proxy Statement, dated March 5, 1996, relating to the Annual Meeting of Shareholders to be held on April 2, 1996, is incorporated herein by reference.



                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K




(a) (1) List of Financial Statements and Independent Auditors' Report



The following consolidated financial statements and Independent Auditors' Report of Chemung Financial Corporation and subsidiary, included in the Annual Report of the registrant to its shareholders as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995 are incorporated by reference in Item 8:

     -  Independent Auditors' Report
     -  Consolidated Balance Sheets - December 31, 1995 and 1994
     - Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993
     - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993
     -  Consolidated Statements of Cash Flows - Years ended
          December 31, 1995, 1994 and 1993
     -  Notes to Consolidated Financial Statements - December 31, 1995 and
          1994






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

               (3.2) -- Bylaws of the Registrant, as amended September 13, 1995, are incorporated herein by reference to Exhibit A of the Registrant's Form 10-Q for the period ended September 30, 1995, File No. 0-13888.

     Exhibit   (13)  -- Annual Report to Shareholders for the year ended
                        December 31, 1995.

                     -- Table of Quarterly Market Price Ranges.     EXHIBIT A

                     -- Table of Dividends Paid.                    EXHIBIT B

                     -- Management's Discussion and Analysis of     EXHIBIT C
                        Financial Condition and Results of Operations including the Selected Financial Data Exhibit.

                     -- Consolidated Financial Statements and       EXHIBIT D
                        Independent Auditors' Report.

     Exhibit  (21)   -- Subsidiaries of the registrant.             EXHIBIT E

     Exhibit  (22)   -- Registrant's Notice of Annual Meeting,      EXHIBIT F
                        Proxy Statement dated March 5, 1996,
                        and Proxy Form

     Exhibit  (27)   -- Financial Disclosure Schedule (EDGAR version only)

(b)      Reports on Form 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1995.

(c)      Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

     None


                         ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(c)

                              CERTAIN EXHIBITS

                        YEAR ENDED DECEMBER 31, 1995

                       CHEMUNG FINANCIAL CORPORATION

                              ELMIRA, NEW YORK
                    ____________________________________




EXHIBIT
LISTING                     EXHIBIT



EXHIBIT 13           Annual Report To Shareholders For The Year Ended
                     December 31, 1995

                     A - Table of Quarterly Market Price Ranges

                     B - Table of Dividends Paid

                     C - Management's Discussion and Analysis of
                         Financial Condition and Results of Operations Including the Selected Financial Data Exhibit

                     D - Consolidated Financial Statements and
                         Independent Auditors' Report

EXHIBIT 21           E - Subsidiaries of the Registrant
EXHIBIT 22           F - Notice of Annual Meeting, Proxy Statement
                         dated March 5, 1996, and Proxy Form

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHEMUNG FINANCIAL CORPORATION
DATED:  MARCH 13, 1996

                                      By          "signature"
                                                 John W. Bennett
                                      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                      Date


        "signature"                   Director                   3/13/96
Robert E. Agan


        "signature"                   Director, Chairman &       3/13/96
John W. Bennett                       Chief Executive Officer


                                      Director
Donald L. Brooks, Jr.


        "signature"                   Director                   3/13/96
David J. Dalrymple


        "signature"                   Director                   3/13/96
Robert H. Dalrymple


        "signature"                   Director                   3/13/96
Richard H. Evans


        "signature"                   Director                   3/13/96
Natalie B. Kuenkler


        "signature"                   Director                   3/13/96
Edward B. Hoffman


        "signature"                   Director                   3/13/96
Stephen M. Lounsberry III

          Signature                    Title                        Date

                                      Director
Boyd McDowell II


        "signature"                   Director                   3/13/96
Thomas K. Meier


        "signature"                   Director                   3/13/96
Ralph H. Meyer


                                      Director
John F. Potter


        "signature"                   Director                   3/13/96
Samuel J. Semel


        "signature"                   Director                   3/13/96
Charles M. Streeter, Jr.


        "signature"                   Director                   3/13/96
Richard W. Swan


        "signature"                   Director                   3/13/96
William A. Tryon


                                      Director
William C. Ughetta


        "signature"                   Director, President &      3/13/96
Jan P. Updegraff                      Chief Operating Officer


        "signature"                   Director                   3/13/96
Nelson Mooers van den Blink


        "signature"                   Treasurer and Principal    3/13/96
                                      Accounting Officer



Attest

        "signature"                   Secretary                  3/13/96
Jerome F. Denton