Form 10-Q
period 1996-03-31
CHEMUNG FINANCIAL CORP
filed 1996-05-02
CIK 763563

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarterly period ended March 31, 1996

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996:

         Common Stock, $5 par value -- outstanding 2,084,611 shares










                CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX


                                                       PAGE

PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements


       Condensed Consolidated Statements of Condition    1

       Condensed Consolidated Statements of Income       2

       Condensed Consolidated Statements of Cash Flow    3

       Notes to Condensed Consolidated Financial
          Statements                                     4


Item 2:     Management's Discussion and Analysis of
       Financial Condition and Results of Operations     5


PART II.    OTHER INFORMATION

Item 4:     Submission of Matters to a Vote of
       Security Holders                                  12

Item 5:     Other Information                                 12

Item 6:     Exhibits and Reports on Form 8-K                  13


       All other items required by Part II are either inapplicable or would require an answer which is negative.




SIGNATURES                                               15
PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements

                       CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31       Dec 31
                                                               1996          1995
     ASSETS
     Cash and due from Banks                               $39,764,344    $27,293,592
     Int.-bearing deposits with other financial inst.          124,505         90,206
     Federal Funds Sold                                     17,000,000     10,000,000
     Securities Held to Maturity, fair value of              7,837,804      7,582,044
        $7,837,404 in 1996 and $7,581,519 in 1995
     Securities Available for Sale, at fair value          176,262,462    171,882,062

     Loans                                                 262,876,845    263,001,304
       Allowance for Loan Losses                             3,922,125      3,900,000

     Loans, Net                                            258,954,720    259,101,304

     Premises and Equipment, Net                            10,294,782     10,290,702
     Goodwill and deposit base Intangible,
       net of accumulated amortization                       7,843,411      7,990,237
     Other Assets                                            7,326,928      7,662,639

     Total Assets                                         $525,408,956   $501,892,786

     LIABILITIES

     Deposits:  Non-interest Bearing                      $ 80,277,969   $ 83,591,381
                Interest Bearing                           371,736,061    343,287,511


     Total Deposits                                        452,014,030    426,878,892

     Securities sold under Agreements to Repurchase         11,810,088     13,381,581
     Other Liabilities                                       8,627,913      8,733,415

     Total Liabilities                                     472,452,031    448,993,888

     SHAREHOLDERS' EQUITY

     Common Stock, $5.00 par value per share; authorized    10,750,335     10,750,335
       3,000,000 shares, issued: 2,150,067
     Surplus                                                10,101,804     10,068,563
     Retained Earnings                                      30,956,061     29,930,969
     Treasury Stock, at cost (1996 - 65,456 shares;         (1,536,431)    (1,579,298)
       1995 - 56,586)
     Net unrealized gain (loss) on securities
       Available for Sale, net of taxes                      2,685,156      3,728,329

     Total Shareholders' Equity                             52,956,925     52,898,898

     Total Liabilities & Shareholders' Equity             $525,408,956   $501,892,786




     See Accompanying Notes to Condensed Consolidated Financial Statements

                    CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                            3 Months Ended
                                               March 31
INTEREST INCOME                           1996         1995
Interest and Fees on Loans             $6,083,254   $5,583,389
Interest and Dividends on
  Investment Securities                 2,739,171    3,104,730
Interest on Federal Funds Sold            131,958      115,658
Income Interest Bearing Deposits           84,271       39,212

  Total Interest Income                 9,038,654    8,842,989

INTEREST EXPENSE

Deposits                                3,418,161    3,308,164
Securities Sold Under Agreements
  to Repurchase and Funds Borrowed        132,520      235,872

  Total Interest Expense                3,550,681    3,544,036

  Net Interest Income                   5,487,973    5,298,953

Provision for Loan Losses                 150,000      200,000

  Net Interest Income after Provision
    for Loan Losses                     5,337,973    5,098,953
Realized Gains-Security Transactions      384,152       45,279
Other Operating Income                  1,532,967    1,469,216

Total Operating Income                  7,255,092    6,613,448

Other Operating Expenses                4,895,500    4,773,572

Income before Taxes                     2,359,592    1,839,876
Income Taxes                              813,345      585,755


  Net Income                           $1,546,247   $1,254,121



  Net Income per Share                      $0.74        $0.60



See Accompanying Notes to Condensed Consolidated Financial Statements















                             CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                Three Months Ended
                                                                      March 31
                                                                1996           1995
     OPERATING ACTIVITIES
     Net Income                                              $1,546,247     $1,254,121
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Amortization of Deposit Base Intangible                 146,826        146,826
        Provision for Loan Losses                               150,000        200,000
        Provision for Depreciation and Amortization             364,465        275,944
        Amortization for Investment Securities, Net              71,800       (210,157)
        (Gain) Loss on Investment Security Sales, Net          (384,152)       (45,279)
        (Increase) Decrease in Accrued Interest Receivable
            and Other Assets                                    335,711       (151,298)
        Increase (Decrease) in Accrued Interest Payable,
            Taxes and Other Liabilities                        (106,194)      (202,178)

     Net Cash Provided by Operating Activities                2,124,703      1,267,979



     INVESTING ACTIVITIES

     Proceeds from Maturities of Securities - AFS             8,373,001     28,820,204
     Proceeds from Maturities of Securities -HTM              2,086,622      2,048,498
     Proceeds from Sales of Securities - AFS                 15,205,732         84,512
     Purchases of Securities - AFS                          (28,690,055)   (14,725,054)
     Purchases of Securities - HTM                           (2,342,282)    (3,466,434)
     Purchases of Bank Premises and Equipment, Net             (368,545)    (1,188,678)
     Loan Originations, Net of Repayments
      and Other Reductions                                     (198,260)    (9,369,000)
     Proceeds from Sale of Student Loans                        194,844        422,777


     Net Cash Used by Investing Activities                   (5,738,943)     2,626,825


     FINANCING ACTIVITIES

     Net Increase (Decrease) in Demand Deposits, NOW,
      Savings and Insured Money Market Accounts              12,370,533      7,874,836
     Net Increase (Decrease) in Certificates of Deposit
      and Individual Retirement Accounts                     12,764,605     10,565,057
     Net Increase (Decrease) in Short term Borrowings        (1,571,493)     9,473,274
     Sale of Treasury Shares                                    202,020              0
     Purchase of Treasury Shares                               (125,912)             0
     Cash Dividends Paid                                       (520,462)     (456,027)

     Net Cash Provided by Financing Activities               23,119,291     27,457,140

     Net Increase (Decrease) in Cash and Cash Equivalents    19,505,051     31,351,944
     Cash and Cash Equivalents at Beginning of Year          37,383,798     32,380,592

     Cash and Cash Equivalents at End of Period             $56,888,849    $63,732,536

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

2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 1996 and December 31, 1995, results of operations for the three-month periods ended March 31, 1996 and 1995 and changes in cash flow position for the three-month periods ended March 31, 1996 and 1995.

3. Net income per share for the periods presented have been computed by dividing net income by 2,084,611 average shares outstanding for March 31, 1996 and 2,093,481 average shares outstanding for March 31, 1995.

4. Goodwill, which represents the excess of purchase price over the fair value of identifiable assets acquired, is being amortized over 15 years on the straight-line method. Deposit base intangible, resulting from the Bank's purchase of deposits from the Resolution Trust Company in 1994, is being amortized over the expected useful life of 15 years on a straight-line basis. Amortization periods are monitored to determine if events and circumstances require such periods to be reduced. Periodically, the Corporation reviews its goodwill and deposit base intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets are not recoverable.

5. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("SFAS No. 122") Accounting for Certain Mortgage Banking Activities, an Amendment of FASB Statement No. 65. This statement amends certain provisions of Statement 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The Corporation presently recognizes servicing rights acquired only through loan underwriting transactions.
      The Corporation adopted SFAS No. 122 on January 1, 1996 and there was no material impact upon its financial statements.



CHEMUNG FINANCIAL CORPORATION FORM 10-Q (MARCH 31, 1996) NOTES (CONTINUED)

6. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS no. 123") Accounting for Stock-Based Compensation which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. Companies electing to continue accounting for these plans under the provisions of Opinion 25 will be required to present pro forma disclosures of net income and net income per share, as if a fair value based method had been applied. The Corporation adopted SFAS No. 123 on January 1, 1996 and there was no material impact upon its financial statements as the Corporation does not currently have a stock-based compensation plan.


Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operation

      Consolidated total assets at March 31, 1996 were $525.4 million, an increase of $23.5 million (4.69%) from the beginning of the year. As was the case in 1995, state aid funds to local school districts were deposited on the last business day of the quarter accounting for the majority of this increase. The offsetting debits to deposit increases since December 31, 1995 are reflected in the increases in Cash and due from Banks and Federal Funds Sold.

      Total loan balances as of March 31, 1996 were $262.9 million, down $124.5 thousand from the beginning of the year. The December 31, 1995 loan balances included an unusually large overdraft ($3.1 million) which was cleared on the first business day of 1996. With the exception of this item, other loan balances were $3.0 million or 1.16% higher than the beginning of the year. Growth in the loan portfolio was seen in both the Commercial and Consumer loan sectors with increases of $2.2 million (2.50%) and $2.5 million (4.76%) respectively. Much of the growth in the Commercial portfolio was due to the addition of a new Floor Plan account with Floor Plan balances increasing $1.4 million from the beginning of the year. Consumer loan growth can be attributed primarily to our strong indirect auto lending program as well as seasonal student loan borrowings. The above increases were offset by seasonal declines in Mortgages, Home Equity and Credit Card loans. Significant marketing efforts are being concentrated in these areas and we are encouraged by the activity we are beginning to see.

      Total deposits at March 31, 1996 were $452.0 million versus $426.9 million at the beginning of the year, a $25.1 million (5.89%) increase. As mentioned previously, this increase was primarily due to state aid funds received by local school districts and deposited on the last business day of the quarter. The timing of the receipt of these funds presents an opportunity to us as the yield curve for securities investments has turned strongly positive. It is management's intent to bid to retain much of these deposits to fund intermediate term U.S. Treasury and Agency securities to take advantage of the positive yield spreads.

      The Available for Sale segment of the securities portfolio was $171.8 million compared to $165.6 million at the beginning of the year. Interest rates trended upward toward the end of the quarter, causing the Allowance Valuation to decline by $1.8 million. The Held to Maturity segment of the portfolio was $7.8 million versus $7.6 million at the beginning of the year.

      Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the security portfolio as of March 31, 1996 are set forth in the following tables:

               AVAILABLE FOR SALE            HELD TO MATURITY
              Amortized       Fair          Amortized       Fair
                Cost    Value            Cost     Value
U.S. Treasury and other
  U.S. Govt. Agencies $111,902,889   $111,791,186        $     -   $     -
Mtg. Backed Securities       33,362,783     32,990,260              -         -
Obligations of states and
  Political subdivisions     21,744,285     21,989,864           7,832,804      7,832,804
Other bonds and notes    2,279,329      2,328,558               5,000          4,600
Corporate Stocks        2,491,305       7,162,594              -              -
            $171,780,591   $176,262,462        $  7,837,804   $  7,837,404

  The carrying value and weighted average yields by years to maturity for securities available for sale are as follows (excluding corporate stocks):

                        MATURING

                Within One Year           After One, Within Five
               Amount  Yield            Amount   Yield
U.S. Treasury and other
  U.S. Govt. Agencies $ 41,675,150      6.17%       $ 59,486,966      6.31%
Mtg. Backed Securities           -       -                     -       -
Obligations of states and
  Political subdivisions      4,817,704      4.91%         14,940,257      4.83%
Other bonds and notes    1,517,995      8.19%            810,563      8.86%
Total            $ 48,010,849      6.11%       $ 75,237,786      5.75%

                        MATURING

            After Five, Within Ten            After Ten Years
               Amount  Yield            Amount   Yield
U.S. Treasury and other
  U.S. Govt. Agencies $ 10,629,070      6.51%       $     -        -
Mtg. Backed Securities        4,787,772      6.69%         28,202,488      7.90%
Obligations of states and
  Political subdivisions      2,018,857      4.71%            213,046      4.71%
Other bonds and notes       -             -               -             -
Total            $ 17,435,699      6.35        $ 28,415,534      7.87%

  The amortized cost and weighted average yields by years to maturity for securities held to maturity as of March 31, 1996 are as follows:

                        MATURING

                Within One Year           After One, Within Five
               Amount  Yield            Amount   Yield
Obligations of states and
  Political subdivisions   $  4,996,043      3.86%       $  1,818,211      5.32%
Other bonds and notes       -            -                 5,000      5.50%
Total            $  4,996,043      3.86%       $  1,823,211      5.34%


                        MATURING

            After Five, Within Ten            After Ten Years
               Amount  Yield            Amount   Yield
Obligations of states and
  Political subdivisions   $  1,018,550      6.41%       $      -            -
Other bonds and notes       -             -                -            -
Total            $  1,018,550      6.41%       $    -              -



  There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at March 31, 1996 in either the Available for Sale or Held to Maturity categories.

  Gross unrealized gains and gross unrealized losses on securities available for sale and held to maturity were as follows:

              AVAILABLE FOR SALE             HELD TO MATURITY
            Unrealized     Unrealized          Unrealized     Unrealized
               Gains         Losses               Gains         Losses
U.S. Treasury and other
  U.S. Govt. Agencies $   592,444    $    704,147        $    - $    -
Mtg. Backed Securities          -         372,522             -      -
Obligations of states and
  Political subdivisions       292,825          47,247             -              -
Other bonds and notes      49,229           -                 -               400
Corporate Stocks       4,671,289            -                 -              -
            $ 5,605,787    $  1,123,916        $    -         $     400

  Gross realized gains on sales of securities Available for Sale for the three-month period ended March 31, 1996 were $384,152.

  Included in the Corporate Stocks component in the above tables are 17,174 shares of Student Loan Marketing Association ("Sallie Mae") at a cost basis of $5,499 and market value of $1,326,692. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at March 31, 1996 , the banking subsidiary's equity portfolio held marketable investments in listed securities totalling $94,995 at cost with a total market value of $3,390,681. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 15,044 shares of the Federal Home Loan Bank of New York valued at $498,200 and $1,504,400 respectively. Management has no current plans for selling these investments.

  Consolidated net earnings for the first quarter of 1996 were $1.546 million, an increase of $292 thousand (23.29%) from the prior year. Net earnings per share for the period were $0.74 on 2,084,611 average shares outstanding versus $0.60 on 2,093,481 shares outstanding the prior year. Earnings for the first quarter were enhanced by realized after tax gains of $230 thousand on the sale of $15 million of U.S. Treasury securities. Proceeds from the sale were reinvested in U.S. Government Agency securities at approximately the same book yield as the securities sold.

  In addition to the above, earnings for the first quarter of 1996 were positively impacted by a $189 thousand (3.57%) increase in Net Interest Income due to a higher level of average loan balances compared to the first quarter of 1995, as well as a $64 thousand (4.34%) increase in Other Operating Income.

  At the present time, Congress is considering legislation for the recapitalization of the Savings Association Insurance Fund ("SAIF") which would include a one-time charge to banks having deposits insured by the SAIF. If enacted, approximately $36 million of the Bank's deposits will be subjected to this assessment, which could result in a one-time expense of anywhere from $275 thousand to $320 thousand.

  Proceeds from the maturities and sales of securities and student loans trailed purchases of securities and loan originations, net of repayments and net purchases of premises and equipment by $5.7 million during the first quarter of 1996. This compares to the first quarter of 1995 when proceeds from the maturities and sales of securities and student loans exceeded purchases of securities, loan originations, net of repayments and net purchases of premises and equipment by $2.6 million. Proceeds from the sale of Available for Sale securities was $15.2 million during the quarter versus $84.5 thousand in the previous year due to the previously discussed sale of U.S. Treasury Notes. Securities purchases during the quarter were $31.0 million versus $18.2 million in 1995, while loan originations, net of repayments were $198.3 thousand versus $9.4 million during the first quarter of 1995.

  Net cash provided by financing activities amounted to $23.1 million during the first quarter as opposed to $27.5 million the previous year. Core deposits (Demand, NOW, Savings and Insured Money Market Accounts) increased $12.4 million while certificates of deposit and individual retirement accounts increased $12.8 million. During the period, the Corporation purchased 4,518 Treasury shares at an average price of $27.87 per share, and sold 7,280 Treasury shares at $27.75 per share. All of said 7,280 shares sold were purchased by the Corporation's subsidiary's Profit-Sharing, Savings and Investment Plan (401-K).

  Based upon past experience as well as an ongoing review of the risk in our loan portfolio, management decided to reduce the loan loss provision for the first quarter from $200 thousand to $150 thousand. At 190% of non-performing loans and 1.49% of total loans, the reserve is viewed by management as adequate relative to risk. Non performing loans at March 31, 1996 constituted 0.79% of total loans.

  Changes in the allowance for possible loan losses for the three months ended March 31, 1996 is as follows:

                                                          March 31, 1996
                                                          Amount (000's)
Balance at beginning of period                          $                    $3,900
Charge-offs:
  Domestic:
 Commercial, financial and agricultural                         35
 Commercial mortgages                                                    0
 Residential mortgages                                                   0
 Consumer loans                                                        117         $  152


Recoveries:
  Domestic:
 Commercial, financial and agricultural                      $   3
 Commercial mortages                                                     0
 Residential mortgages                                                   0
 Consumer loans                                                         21

                                                                    $   24

Net charge-offs                                                              $  128
Additions charged to operations                                        150
Balance at end of period                                                    $ 3,922
Ratio of net charge-offs during the period
 to average loans outstanding during the period                       .05%

 Included in the allowance for possible loan losses at March 31, 1996 is an allowance for impaired loans of $212 thousand versus $199 thousand at the beginning of the year. Management distinguishes between impaired and non-accrual loans as follows:

Impaired Loans - A loan would be considered impaired when it is probable that after having considered current information and events regarding the borrower's ability to repay their obligations, the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Non-Accrual Loans - A loan is placed on nonaccrual when it becomes past due and is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer loan (not guaranteed by a government agency) or a real estate loan which becomes 120 days delinquent unless, because of collateral or other circumstances, it is deemed to be collectible. When placed on nonaccrual, previously accrued interest is reversed. Loans may also be placed in nonaccrual if management believes such classification is warranted for other reasons.

     At March 31, 1996, the allocation of the allowance for loan losses is as follows:

                                                        Reported Period
                                                         March 31, 1996

Balance at end of period
applicable to:
                                                 Percent of Loans in each
                                    Amount       Category to Total Loans
Domestic:                         $1,690,060             100.00%
  Commercial, financial
     and agricultural              1,173,448              32.84%
  Commercial mortgages               301,738               3.69%
  Residential mortgages               26,042              23.34%
  Consumer loans                     188,832              40.13%

Unallocated:                       2,232,065                N/A

Total                             $3,922,125             100.00%


     For the periods ended March 31, 1996 and Decmeber 31, 1995, the following table summarized the Corporation's nonaccrual and past due loans:

                                                 Amounts (000's)

                                                           March 31    December 31
                                                             1996          1995

           Nonaccrual loans                   $1,422         $1,119

           Accruing loans past due            $  642         $  681
             90 days or more


           At March 31, 1996, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At March 31, 1996, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the nonaccrual, past due, restructured or potential problem loan criteria.

           On March 31, 1996 , the Corporations's consolidated leverage ratio was 8.64% . The Tier I and Total Risk Adjusted Capital ratios were 15.45% and 16.70%, respectively.

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on April 2, 1996 for the sole purpose of electing eight board members, all currently serving. Seven of the nominees were proposed for three-year terms and one nominee was proposed for a one-year term. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's proposal.

      Voting at said meeting for the proposed election of nominees was as follows:

                                              Shares
                                               Voted                       Shares
Nominee                                        "For"                     "Withheld"
Three-Year Terms:

Robert E. Agan                               1,838,521    31,744
Donald L. Brooks, Jr.                        1,838,721    31,544
Stephen M. Lounsberry III                    1,840,130    30,135
Boyd McDowell II                             1,840,130    30,135
Thomas K. Meier                              1,830,328    39,937
Charles M. Streeter, Jr.                     1,840,130    30,135
Nelson Mooers van den Blink                  1,840,130    30,135

One-Year Term:

Jan P. Updegraff                             1,839,735    30,530

 Of the 2,084,611 outstanding shares eligible for voting at said meeting, 214,346 shares were not voted.

 The following are members of the board of directors whose terms have not expired and who continued in office following the meeting: John W. Bennett, David J. Dalrymple, Robert H. Dalrymple, Richard H. Evans, Edward B. Hoffman, Natalie B. Kuenkler, Ralph H. Meyer, John F. Potter, Samuel J. Semel, Richard W. Swan, William A. Tryon and William C. Ughetta

Item 5.    Other Information

 Addressing an issue of management succession, on February 14, 1996 the board of directors elected John W. Bennett to the position of Chairman of the Board and CEO and concurrently elected Jan P. Updegraff to the position of President and COO. In conjunction with these elections, the board of directors approved an amendment to the corporation's bylaws increasing the number of board positions from nineteen to twenty and elected Mr. Updegraff a member of the board to fill the vacancy created by the bylaws amendment.

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


 (3.2)     Bylaws of the Registrant, as amended to February 14, 1996.
           Exhibit A

 (27)      Financial Data Schedule (EDGAR version only)

 (b)       Reports on Form 8-K

                During the quarter ended March 31, 1996, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.
                                 FORM 10-Q
                              QUARTERLY REPORT

                                EXHIBIT INDEX

                      FOR PERIOD ENDING MARCH 31, 1996

                        CHEMUNG FINANCIAL CORPORATION
                              ELMIRA, NEW YORK





EXHIBIT A       Amended Bylaws Effective February 14, 1996

                              CHEMUNG FINANCIAL CORPORATION

                                   BY-LAWS

                         Amended to February 14, 1996

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

SECTION 4.   Fixing Record Date

     The Board of Directors may fix, in advance, a date as the record date for purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action. Such date shall be not more than fifty (50) nor less than ten (10) days before the date of such meeting nor more than 50 days before any other action. If no record date is fixed, the record date for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given and for all other purposes shall be at the close of business on the day on which the resolution of the Board of Directors relating thereto is adopted.

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

     Shares held by an administrator, executor, guardian, conservator, committee, or other fiduciary, except a trustee, may be voted by him, either in person or by proxy, without transfer of such shares into his name. Shares held by a trustee may be voted by him, either in person or by proxy, only after the shares have been transferred into his name as trustee or into the name of his nominee.

     Shares held by or under the control of a receive may be voted by him without the transfer thereof into his name if authority so to do is contained in an order of the court by which such received was appointed.

     A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, or a nominee of the pledgee.

     Shares standing in the name of another domestic or foreign corporation of any type or kind may be voted by such officer, agent or proxy as the By-Laws of such corporation may provide or, in the absence of such provision, as the Board of Directors of such corporation may determine.

SECTION 12.   Vote of Shareholders

     Directors shall, except as otherwise required by law, be elected by a plurality of the votes cast at a meeting of shareholders by the holders of shares entitled to vote in the election. Any other corporate action by vote of the shareholders shall, except as otherwise required by law, these By-Laws or the certificate of incorporation, be authorized by a majority of the votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon.

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

SECTION 4.   Election and Term of Directors

     The directors shall be classified by the Board of Directors with respect to the time for which they severally hold office, into three classes, as nearly equal in number for a term of one (1) year, the second class shall be originally elected for a term of two (2) years, and the third class shall be originally elected for a term of three (3) years, with the directors of each class to hold office until their successors are elected and qualified. Newly created directorships resulting from an increase in the number of directors shall be classified by the Board of Directors when the directorship is created. At each annual meeting of the stockholders of the corporation, the successors of the class of directors whose terms expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election or until their successors are elected and have qualified.

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

SECTION 9.   Action by the Board of Directors

     The vote of the majority of the directors present at a meeting of the Board of Directors at the time of the vote, if a quorum is present at such time, shall, except as otherwise provided by law, these By-Laws or the certificate of incorporation, be the act of the Board of Directors.

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

SECTION 12.   Notice of Meetings of the Board of Directors

     Regular meetings of the Board of Directors may be held without notice if the time and place of such meetings are fixed by the Board of Directors. Special meetings of the Board of Directors shall be held upon notice to the directors and may be called by the chairman of the board, the president, the executive vice president, or any two directors. The notice shall be given personally including by telephone or mail, telegram, cable or other public instrumentality. If given personally or by telephone, such notice shall be given not less than 48 hours before the meeting to each director. If given by mail, cable, telegram or other public instrumentality, such notice shall be given not less than five (5) days before the date of the meeting, to each director. Such notice shall be deemed given, if mailed, when deposited in the United States mail, with postage thereon prepaid or, if telegraphed, cabled or sent by other public instrumentality, when given to the telegraph company, cable company, or other public instrumentality, directed to the director at his business address or, if he shall have filed with the secretary of the corporation, a written request that notices to him be mailed or telegraphed, cabled or sent to some other address, then directed to him at such other address. The notice need not specify the purpose of any regular or special meeting of the Board of Directors.

SECTION 13.   Interested Directors

     No contract or other transaction between a corporation and one or more of its directors, or between a corporation and any other corporation, firm, association or other entity in which one or more of its directors, or officers, are directors or have a substantial financial interest, shall be either void or voidable for this reason alone or by reason alone that such director or directors are present at the meeting of the Board, or of a committee thereof, which approves such contract or transaction or that his or their votes are counted for such purpose:

     1) If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the Board or committee, and the Board or committee approves such contract or transaction by a vote sufficient for such purpose without counting the vote of such interested director or, if the votes of the disinterested directors are insufficient to constitute an act of the Board as defined in Section 9 of this Article, by unanimous vote of the disinterested directors; or

     2) If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by vote of such shareholders; or

     3) If the contract or transaction is affirmatively established by the party or parties thereto to be fair and reasonable as to the corporation at the time it was approved by the Board, a committee thereof, or the shareholders.
Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such contract or transaction.

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

     2) The filling of vacancies in the Board of Directors or in any committee:

     3) The fixing of compensation of the directors for serving on the Board of Directors or on any committee;

     4) The amendment or repeal of the By-Laws or the adoption of new By-Laws;

     5) The amendment or repeal or any resolution of the Board of Directors.

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

SECTION 6.   Chairman of the Board

     The chairman of the board, if any, and if so designated by the Board of Directors, shall be the chief executive officer of the corporation and, subject to the control of the Board of Directors, shall in general perform all duties incident to the office of chief executive officer. He shall, when present, preside at all meetings of the shareholders and of the Board of Directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates representing shares of the corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 7.   President

     The president shall be the chief operating officer of the corporation and, subject to the control of the Board of Directors and the chairman of the board (if he is the CEO), shall direct the conduct and operation of the business and properties of the corporation. If so designated by the Board of Directors, he shall also be the chief executive officer of the corporation and shall perform all duties incident to that office. He shall, in the absence of the chairman of the board, preside at all meetings of the shareholders and of the Board of Directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates representing shares of the corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

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

SECTION 9.   Secretary

     The secretary shall: 1) keep the minutes of the proceedings of its shareholders, Board of Directors and executive committee and other committees, if any; in one or more books provided for that purpose; 2) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; 3) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents and execution of which on behalf of the corporation under its seal is duly authorized; 4) file each written request by a shareholder that notices to him be mailed to some address other than this address as it appears on the record of shareholders; 5) sign with the chairman of the board or the president or a vice president certificates representing shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors;
6) have general charge  of the record of shareholders of the corporation; and
7) in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

SECTION 10.   Treasurer

     If required by the Board of Directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors shall determine. He shall: 1) have charge and custody of and be responsible for all funds and securities of the corporation, receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of these By-Laws; 2) have charge and custody of and be responsible for the keeping of correct and complete books and records of account of the corporation; sign with the chairman of the board, or the president or a vice president, certificates representing shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; and 3) in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

SECTION 11.   Assistant Secretaries and Assistant Treasurers

     The assistant secretaries, when authorized by the Board of Directors, may sign with the chairman of the board or the president or a vice president, certificates representing shares of the corporation, the issuance of which shall have been authorized by a resolution of the Board of Directors. The assistant treasurers shall, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. Assistant secretaries and assistant treasurers, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the chairman of the board (if he is the CEO) or the president or the Board of Directors. In the absence of the secretary or in the event of his death, inability or refusal to act, the assistant secretary (or in the event there be more than one assistant secretary, the assistant secretaries in the order of their appointment or as determined by the chairman of the board (if he is the CEO) or the president or the Board of Directors), shall perform the duties and exercise the authority of the secretary. In the absence of the treasurer or in the event of his death, inability or refusal to act, the assistant treasurer, (or in the event there be more than one assistant treasurer, the assistant treasurers in the order of their appointment or as determined by the chairman of the board (if he is the CEO) or the president or the Board of Directors) shall perform the duties and exercise the authority of the treasurer.

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

SECTION 2.   Certificates Representing Shares

     The shares of the corporation shall be represented by certificates which shall be in such form as shall be determined by the Board of Directors. All such certificates shall be consecutively numbered or otherwise identified. Such certificates shall be signed by the chairman of the board or the president or a vice president and the secretary or an assistant secretary or the treasurer or an assistant treasurer, and may, but need not, be sealed with the seal of the corporation or a facsimile thereof. The signature of the officers upon the certificate may be facsimile if the certificate is countersigned by a transfer agent or an assistant transfer agent, or registered by a registrar other than the corporation itself or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of issue. Each certificate shall state upon the face thereof; 1) that the corporation is formed under the laws of New York; 2) the name of the person or persons to whom issued; 3) the number and class of shares and the par value of each share represented by such certificate.

SECTION 3.   Lost, Destroyed or Wrongfully Taken Certificates

    The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation, alleged to have been lost, apparently destroyed or wrongfully taken upon the making of an affidavit of that fact by the person claiming the certificate to be lost, apparently destroyed or wrongfully taken. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, apparently destroyed or wrongfully taken certificate or certificates, or his legal representative to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificates alleged to have been lost, apparently destroyed or wrongfully taken.

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

SECTION 2.   Waiver of Notice to Director

     Notice of meeting need not be given to any director who signs a waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at the commencement, the lack of notice to him. A waiver of notice need not specify the purpose of any regular or special meeting of the Board of Directors.

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

                                  ARTICLE XI

                                Indemnification

     To the fullest extent permitted by law, either directly or by the purchase of insurance or in part directly and in part by the purchase of insurance, the corporation shall indemnify each natural person, or if deceased, his personal representative made or threatened to be made a party to any action or proceeding civil or criminal, including an appeal therein against the reasonable expenses, attorneys' fees, judgments, fines and amounts paid in settlement if such person is made or threatened to be made a party by reason of the fact that he or his testator or intestate is or was: 1) an officer, director or employee of the corporation or 2) an officer, director or employee of or served in any capacity in any other corporation, partnership, joint venture, trust or other enterprise, at the request of this corporation, provided that in the case of a person serving as an employee or in any capacity in any other corporation, that such person was at the time he was so designated to serve by this corporation, an employee of this corporation, or 3) the occupant of a position or a member of a committee or Board or a person having responsibilities under federal or state law, including but not limited to responsibilities under the Employee Retirement Income Security Act of 1974, who was appointed to such position or to such committee or Board by the Board of this corporation or by an officer of this corporation or who served in such position or on such committee or Board at the request or direction of the Board of this corporation or of an officer of this corporation or who assumed such responsibilities at the request or direction of the Board of this corporation or of any officer of this corporation, provided only that such person acted in good faith for a purpose which he reasonably believed would be in the best interest of the corporation or in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to the best interests of the corporation, and in criminal proceedings had no reasonable cause to believe that his conduct was unlawful.

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

                                  ARTICLE XII

                             Amendment and Repeal

SECTION 1.   Amendment and Repeal by the Shareholders

     These By-Laws may be amended or repealed by vote of the shareholders entitled to vote generally in the election of directors, provided that notice of meeting states such purpose, and provided further that the provisions of Article III may be amended or repealed only by the affirmative vote of holders of at least 75% of the outstanding shares of stock of the corporation entitled to vote generally in the election of directors.

SECTION 2.   Amendment and Repeal by the Board of Directors

     These By-Laws may also be amended or repealed by a majority of the entire Board of Directors provided that the provisions of Article III may be amended only by the affirmative vote of at least 75% of the entire Board of Directors and further provided that Section 1 of Article VI may be amended only by the affirmative vote of at least 80% of the entire Board of Directors.









                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                        CHEMUNG FINANCIAL CORPORATION



DATE: May 2, 1996                              /s/ John W. Bennett
                                               John W. Bennett
                                               Chairman & CEO



DATE: May 2, 1996                              /s/ John R. Battersby
                                               John R. Battersby
                                               Treasurer