Form 10-Q
period 1996-06-30
CHEMUNG FINANCIAL CORP
filed 1996-08-12
CIK 763563

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarterly period ended June 30, 1996

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996:

         Common Stock, $5 par value -- outstanding 2,081,988 shares










                CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX


                                                       PAGE

PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements


       Condensed Consolidated Balance Sheets             1

       Condensed Consolidated Statements of Income       2

       Condensed Consolidated Statements of Cash Flow    3

       Notes to Condensed Consolidated Financial
          Statements                                     4


Item 2:     Management's Discussion and Analysis of
       Financial Condition and Results of Operations     5


PART II.    OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K              11


       All other items required by Part II are either inapplicable or would require an answer which is negative.




SIGNATURES                                               12
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements


                        CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30     Dec 31
                                                       1996        1995
ASSETS
Cash and due from Banks                            $25,995,750 $27,293,592
Int.-bearing deposits with other financial inst.       118,599      90,206
Federal Funds Sold                                     700,000  10,000,000
Securities Held to Maturity, fair value of          11,611,086   7,582,044
   $11,610,686 in 1996 and $7,581,519 in 1995
Securities Available for Sale, at fair value       182,875,198 171,882,062

Loans                                              278,051,771 263,001,304
  Less: Allowance for Loan Losses                    3,913,163   3,900,000

Loans, Net                                         274,138,608 259,101,304

Bank Premises and Equipment, Net                    10,117,029  10,290,702
Goodwill and deposit base Intangible,
  net of accumulated amortization                    7,696,585   7,990,237
Other Assets                                         8,198,824   7,662,639

Total Assets                                      $521,451,679 $501,892,786

LIABILITIES

Deposits:  Non-interest Bearing                   $ 81,379,134 $ 83,591,381
           Interest Bearing                        369,635,101 343,287,511


Total Deposits                                     451,014,235 426,878,892

Securities sold under Agreement to Repurchase        8,595,413  13,381,581
Other Liabilities                                    8,751,165   8,733,415

Total Liabilities                                  468,360,813 448,993,888

SHAREHOLDERS' EQUITY

Common Stock, $5.00 par value per share; authorized 10,750,335  10,750,335
   3,000,000 shares, issued: 2,150,067
Surplus                                             10,101,804  10,068,563
Retained Earnings                                   31,774,832  29,930,969
Treasury Stock, at cost (1996 - 70,825 shares;
   1995 - 56,586 shares)                            (1,689,944) (1,579,298)
Net unrealized gain (loss) on securities
   Available for Sale, net of taxes                  2,153,839   3,728,329
Total Shareholders' Equity                          53,090,866   2,898,898

Total Liabilities & Shareholders' Equity          $521,451,679 $501,892,786



See Accompanying Notes to Condensed Consolidated Financial Statements





                               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      6 Months Ended         3 Months Ended
                                         June 30                June 30
INTEREST INCOME                    1996         1995        1996        1995
Interest and Fees on Loans     $12,344,509  $11,502,463  $6,261,255  $5,919,074
Interest and Dividends on
 Investment Securities           5,657,933    5,975,512   2,918,763   2,870,782
Interest on Federal Funds Sold     220,461      237,882      88,503     122,224
Income Interest Bearing Deposits   136,114       90,184      51,843      50,972

Total Interest Income           18,359,017   17,806,041   9,320,364   8,963,052


INTEREST EXPENSE

Deposits                         7,081,687    6,668,929   3,663,527   3,360,765
Securities Sold Under Agreements
to Repurchase and Funds Borrowed   237,376      418,761     104,856     182,889

Total Interest Expense           7,319,063    7,087,690   3,768,383   3,543,654

Net Interest Income             11,039,954   10,718,351   5,551,981   5,419,398

Provision for Loan Losses          300,000      400,000     150,000     200,000

  Net Interest Income after
  Provision for Loan Losses     10,739,954   10,318,351   5,401,981   5,219,398

Realized Gains-Sec. Transactions   384,152      325,154           0     279,875
Other Operating Income           3,130,720    2,923,057   1,597,753   1,453,841

Total Operating Income          14,254,826   13,566,562   6,999,734   6,953,114
Other Operating Expenses         9,841,799    9,580,223   4,946,298   4,806,651

Income before Taxes              4,413,027    3,986,339   2,053,436   2,146,463
Income Taxes                     1,528,200    1,327,716     714,855     741,961

Net Income                      $2,884,827   $2,658,623  $1,338,581  $1,404,502


Net Income per Share                 $1.39        $1.27       $0.64       $0.67

See Accompanying Notes to Condensed Consolidated Financial Statements
/TABLE

                             CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        Six Months Ended
                                                                             June 30

                                                                   1996                      1995
OPERATING ACTIVITIES
Net Income                                                      $2,884,827               $2,658,623
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Amortization of Goodwill and Deposit Base Intangible             293,652                  293,652
  Provision for Loan Losses                                        300,000                  400,000
  Provision for Depreciation and Amortization                      728,930                  553,777
  Amortization for Securities, Net                                 168,613                 (257,591)
  (Gain) Loss on Security Sales, Net                              (384,152)                (325,154)
  (Increase) Decrease in Other Assets                             (536,186)                 759,890
  Increase Other Liabilities                                        18,400                1,413,921


Net Cash Provided by Operating Activities                        3,474,084                5,497,118


INVESTING ACTIVITIES

  Proceeds from Maturities of Securities - AFS                  23,840,554               41,151,126
  Proceeds from Maturities of Securities -HTM                    3,079,362                4,471,292
  Proceeds from Sales of Securities - AFS                       15,207,777                5,445,178
  Purchases of Securities - AFS                                (51,400,518)             (16,687,338)
  Purchases of Securities - HTM                                 (7,108,301)              (5,322,476)
  Purchases of Bank Premises and Equipment, Net                   (555,257)              (1,444,443)
  Loan Originations, Net of Repayments
       and Other Reductions                                    (16,512,850)             (17,381,792)
  Proceeds from Sale of Student Loans                            1,175,546                  857,459


Net Cash Used by Investing Activities                          (32,273,687)               1,089,006


FINANCING ACTIVITIES

  Net Increase (Decrease) in Demand Deposits, NOW,
       Savings and Insured Money Market Accounts                (6,928,195)             (17,692,587)
  Net Increase (Decrease) in Certificates of Deposit
       and Individual Retirement Accounts                       31,063,537                5,954,204
  Net Increase (Decrease) in Short term Borrowings              (4,786,168)                (785,060)
  Sale of Treasury Shares                                          202,020                        0
  Purchase of Treasury Shares                                     (279,425)                (153,000)
  Cash Dividends Paid                                           (1,041,615)                (958,462)


Net Cash Provided by Financing Activities                       18,230,154              (13,634,905)

Net Increase (Decrease) in Cash and Cash Equivalents           (10,569,449)               2,951,219
Cash and Cash Equivalents at Beginning of Year                  37,383,798               32,380,592

Cash and Cash Equivalents at End of Period                     $26,814,349              $36,331,811


See Accompanying Notes to Condensed Consolidated Financial Statements

                CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



1.    Summary of Significant Accounting Policies

      Basis of Presentation

      Chemung Financial Corporation (the Company) operates as a bank holding company. Its only subsidiary is Chemung Canal Trust Company (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in the consolidation.

2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 1996 and December 31, 1995, results of operations for the three and six month periods ended June 30, 1996 and 1995 and changes in cash flow position for the six-month periods ended June 30, 1996 and 1995.

3. Net income per share for the periods presented have been computed by dividing net income by 2,081,988 average shares outstanding for June 30, 1996 and 2,090,481 average shares outstanding for June 30, 1995.

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

5. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("SFAS No. 122") Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65. This statement amends certain provisions of Statement 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The Corporation adopted SFAS No. 122 on January 1, 1996 and there was no material impact upon its financial statements.

6. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") Accounting for Stock-Based Compensation which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. Companies electing to continue accounting for these plans under the provisions of Opinion 25 will be required to present pro forma disclosures of net income and net

CHEMUNG FINANCIAL CORPORATION FORM 10-Q (JUNE 30, 1996) NOTES (CONTINUED)

      income per share, as if a fair value based method had been applied. The Corporation adopted SFAS No. 123 on January 1, 1996 and there was no impact upon its financial statements as the Corporation does not currently have a stock-based compensation plan.

7. On June 28, 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. The Corporation is required to adopt SFAS No. 125 on January 1, 1997. Adoption of SFAS No. 125 is not expected to have a material impact on the Corporation's financial statements.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation


      Consolidated total assets at June 30, 1996 were $521.5 million, an increase of $19.6 million (3.90%) from the beginning of the year. Net loan balances at June 30, 1996 were $274.1 million which represent an increase of $15.0 million (5.80%) since the beginning of the year. This growth in our loan portfolio has been spread throughout all of our major loan sectors with commercial loan balances showing the most significant growth, with balances increasing $7.6 million (8.50%). We continue to see steady growth in both total consumer loans and mortgage balances with increases since the beginning of the year of $4.4 million (4.30%) and $3.0 million (4.15%) respectively.


      Total deposits at June 30, 1996 were $451.0 million, an increase of $24.1 million (5.65%) when compared to deposits at December 31, 1995. This increase in deposits is primarily due to increases in municipal deposits as management has been more aggressive in obtaining and retaining those deposits which have provided the primary funding sources for both the aforementioned loan growth as well as increases in our securities portfolio.


      The Available for Sale segment of the securities portfolio was $182.9 million at June 30, 1996 compared to $171.9 million at the beginning of the year. Interest rates have trended upward since the end of 1995, causing the Allowance Valuation to decline by $2.7 million since December 31, 1995. The Held to Maturity segment of the portfolio at June 30, 1996 was $11.6 million versus $7.6 million at the beginning of the year.


      Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the security portfolio as of June 30, 1996 are set forth in the following tables:



                              AVAILABLE FOR SALE             HELD TO MATURITY
                             Amortized       Fair          Amortized       Fair
                               Cost         Value            Cost         Value
U.S. Treasury and other
  U.S. Govt. Agencies      $124,945,136   $124,175,503     $     -      $    -
Mtg. Backed Securities       31,379,912     30,817,019           -           -
Obligations of states and
  Political subdivisions     18,223,159     18,388,881       11,606,086   11,606,086
Other bonds and notes         2,242,697      2,275,664            5,000        4,600
Corporate Stocks              2,489,260      7,218,131           -           -
                           $179,280,163   $182,875,198     $ 11,611,086 $ 11,610,686


  The carrying value and weighted average yields by years to maturity for securities available for sale as of June 30, 1996 are as follows (excluding corporate stocks):


                                                                      Maturing
                                                  Within One Year                  After One, Within Five
                                                    Amount   Yield                       Amount   Yield
            U.S. Treasury and other
              U.S. Government Agencies          $ 46,648,095  6.19%               $ 67,987,388     6.49%
            Mortgage Backed Securities                -         -                        -           -
            Obligations of states and
              political subdivisions               3,466,556  5.14%                 13,407,684     4.85%
            Other bonds and notes                  1,509,515  8.19%                    766,149     8.93%
              Total                             $ 51,624,166  6.18%               $ 82,161,221     6.25%

                                                            Maturing
                                      After Five, Within Ten         After Ten Years
                                           Amount    Yield           Amount       Yield
            U.S. Treasury and other
              U.S. Government Agencies  $  9,540,020  6.47%       $     -          -
            Mortgage Backed Securities     4,511,936  6.69%         26,305,083   7.90%
            Obligations of states and
              political subdivisions       1,374,474  4.69%            140,167   4.71%
            Other bonds and notes              -        -                -         -
                Total                   $ 15,426,430  6.38%       $ 26,445,250   7.88%

            Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may repay obligations with or without call or prepayment penalties.


            The amortized cost and weighted average yields by years to maturity for securities held to maturity as of June 30, 1996 are as follows:

                                                            Maturing
                                            Within One Year              After One, Within Five
                                            Amount     Yield               Amount        Yield
            Obligations of states and
              political subdivisions      $  8,873,865  3.94%            $  2,133,689  5.30%
            Other bonds and notes                -        -                     5,000  5.50%
              Total Bonds                 $  8,873,865  3.94%            $  2,138,689  5.30%

                                                               Maturing
                                          After Five, Within Ten           After Ten Years
                                               Amount   Yield                Amount   Yield
            Obligations of states and
             political subdivisions      $     598,532  7.06%            $     -         -
            Other bonds and notes                 -       -                    -         -
              Total                      $     598,532  7.06%            $     -         -


            There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at June 30, 1996 in either the Available for Sale or Held to Maturity categories.


            Gross unrealized gains and gross unrealized losses on securities Available for Sale and Held to Maturity were as follows:

                                  AVAILABLE FOR SALE                  HELD TO MATURITY
                               Unrealized     Unrealized          Unrealized      Unrealized
                                 Gains          Losses              Gains           Losses
U.S. Treasury and other
  U.S. Govt. Agencies      $   377,618        $1,147,251          $    -          $    -
Mtg. Backed Securities           -               562,893               -               -
Obligations of states and
  Political subdivisions       225,343            59,620               -               -
Other bonds and notes           32,967              -                  -                400
Corporate Stocks             4,731,031             2,160               -               -
                           $ 5,366,959        $1,771,924          $    -          $     400

     Gross realized gains on sales of securities Available for Sale for the six-month period ended June 30, 1996 were $384,152.



     Included in the Corporate Stocks component in the above tables are 17,174 shares of Student Loan Marketing Association ("Sallie Mae") at a cost basis of $5,499 and fair value of $1,270,876. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency . Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at June 30, 1996, the banking subsidiary's equity portfolio held marketable investments in listed securities totaling $92,949 at cost with a total fair value of $3,506,100. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 15,044 shares of the Federal Home Loan Bank of New York valued at $498,200 and $1,504,400 respectively. Management has no current plans for selling these investments.


     Consolidated net earnings for the second quarter of 1996 were $1.339 million, down $66 thousand (4.69%) as compared to the second quarter of 1995. Net earnings per share for the quarter were $0.64 versus $0.67, a decline of $0.03 (4.48%). The decline in net earnings and earnings per share is due to the fact that during the second quarter of 1995, the Corporation had realized gains from the sale of available for sale securities of $280 thousand, while no realized gains were taken during the second quarter of 1996. Consolidated net earnings for the six-month period ending June 30, 1996 were $2.885 million, an increase of $226 thousand (8.51%). Net earnings per share for the six-month period were $1.39 versus $1.27 the prior year, an increase of $0.12 (9.45%) on 8,493 fewer average shares outstanding. Earnings for the six-month period were positively impacted by a $322 thousand (3.00%) increase in Net Interest Income due primarily to a higher level of average loan balances during the first six months of 1996, a $208 thousand (7.10%) increase in Other Operating Income, as well as a $59 thousand (18.14%) increase in realized gains on security transactions.


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


     Proceeds from the maturities and sales of securities and student loans trailed purchases of securities, loan originations, net of repayments and net purchases of premises and equipment by $32.3 million during the first six months of 1996. This compares to the first six months of 1995 when proceeds from the maturities and sales of securities and student loans exceeded purchases of securities, loan originations, net of repayments and net purchases of premises and equipment by $11.1 million. Proceeds from the sale of Available for Sale securities were $15.2 million during the first six months of 1996 versus $5.4 million the previous year. Securities purchases during the six months ended June 30, 1996 were $58.5 million versus $22 million in 1995, while loan originations, net of repayments were $16.5 million versus $17.4 million during the first six months of 1995.


     Net cash provided by financing activities totaled $18.2 million as compared to a negative $13.6 million during the first six months of 1995. Core deposits (Demand, NOW, Savings and Insured Money Market Accounts) decreased $6.9 million while certificates of deposit and individual retirement accounts increased $31.1 million. During the six months ended June 30, 1996, the corporation purchased 9,887 Treasury shares at an average price of $28.26 per share, and sold 7,280 Treasury shares at $27.75 per share, all of which were purchased by the corporation's subsidiary's Profit-Sharing, Savings and Investment Plan (401-K).

     Based upon past experience, as well as an ongoing review of the risk inherent in our loan portfolio, management has reduced the loan loss provision for the first six months from $400 thousand to $300 thousand. At 218% of non-performing loans and 1.41% of total loans, the Allowance for Loan Losses is viewed by management as adequate relative to risk. Non-performing loans at June 30, 1996 constituted 0.64% of total loans.

     Changes in the allowance for loan losses for the six months ended June 30, 1996 is as follows:

                                                                  June 30, 1996
                                                                  Amount (000's)
Balance at beginning of period                    $                           $ 3,900
Charge-offs:
  Domestic:
     Commercial, financial and agricultural            73
     Commercial mortgages                               0
     Residential mortgages                              0
     Consumer loans                                   260                     $   333


Recoveries:
  Domestic:
     Commercial, financial and agricultural       $    10
     Commercial mortgages                               0
     Residential mortgages                              0
     Consumer loans                                    36

                                                                              $    46
Net charge-offs                                                               $   287
Additions charged to operations                                                   300
Balance at end of period                                                      $ 3,913
Ratio of net charge-offs during the period
to average loans outstanding during the period                                   .11%


            Included in the allowance for loan losses at June 30, 1996 is an allowance for impaired loans of $276 thousand versus $199 thousand at the beginning of the year, and $212 thousand at March 31, 1996. Management distinguishes between impaired and non-accrual loans as follows:


Impaired Loans - A loan would be considered impaired when it is probable that after having considered current information and events regarding the borrower's ability to repay their obligations, the corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Non-Accrual Loans - A loan is placed on non-accrual when it becomes past due and is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer loan (not guaranteed by a government agency) or a real estate loan which becomes 120 days delinquent unless, because of collateral or other circumstances, it is deemed to be collectible. When placed on non-accrual, previously accrued interest is reversed. Loans may also be placed in non-accrual if management believes such classification is warranted for other reasons.

            At June 30, 1996, the allocation of the allowance for loan losses is as follows:

                                                    Reported Period
                                                     June 30, 1996
Balance at end of period
applicable to:
                                               Percent of Loans in each
                                Amount         Category to Total Loans
Domestic:
  Commercial, financial
    and agricultural             1,190,581            34.24%
  Commercial mortgages             297,663             3.56%
  Residential mortgages             22,701            23.37%
  Consumer loans                   155,524            38.83%

Unallocated:                     2,246,694              N/A

Total                           $3,913,163           100.00%

            For the periods ended June 30, 1996 and December 31, 1995, the following table summarized the Corporation's non-accrual and past due loans:

                                                          Amounts (000's)

                                            June 30, 1996                  December 31, 1995
            Non-accrual loans                  $1,461                        $1,119

            Accruing loans past due            $  334                        $  681
              90 days or more


            At June 30, 1996, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At June 30, 1996, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

            On June 30, 1996, the Corporations's consolidated leverage ratio was 8.53%. The Tier I and Total Risk Adjusted Capital ratios were 15.11% and 16.36%, respectively.


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


      (3.2) Bylaws of the Registrant, as amended to February 14, 1996 are incorporated herein by reference to Exhibit A of the registrant's Form 10-Q for the quarter ended March 31, 1996, File No. 0-13888.

      (27)      Financial Data Schedule (EDGAR version only)

      (b)   Reports on Form 8-K

                During the quarter ended June 30, 1996, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.








                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                        CHEMUNG FINANCIAL CORPORATION



DATE: August 12, 1996                          /s/ John W. Bennett
       John W. Bennett
       Chairman & CEO



DATE: August 12, 1996                          /s/ John R. Battersby
       John R. Battersby
       Treasurer