Form 10-Q
period 1996-09-30
CHEMUNG FINANCIAL CORP
filed 1996-11-05
CIK 763563

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarterly period ended September 30, 1996

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

         Common Stock, $5 par value -- outstanding 2,078,714 shares










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

Item 1: Financial Statements

                        CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     Sept. 30     Dec 31
                                                       1996        1995
ASSETS
Cash and due from Banks                            $27,544,294 $27,293,592
Int.-bearing deposits with other financial inst.        97,669      90,206
Federal Funds Sold                                           0  10,000,000
Securities Held to Maturity, fair value of          10,175,788   7,582,044
   $10,175,388 in 1996 and $7,581,519 in 1995
Securities Available for Sale, at fair value       177,270,716 171,882,062

Loans                                              281,542,834 263,001,304
  Less: Allowance for Loan Losses                    3,903,263   3,900,000

Loans, Net                                         277,639,571 259,101,304

Bank Premises and Equipment, Net                     9,918,031  10,290,702
Goodwill and deposit base Intangible,
  net of accumulated amortization                    7,549,760   7,990,237
Other Assets                                         7,804,044   7,662,639

Total Assets                                      $517,999,873 $501,892,786

LIABILITIES

Deposits:  Non-interest Bearing                   $ 81,057,398 $ 83,591,381
           Interest Bearing                        359,094,851 343,287,511


Total Deposits                                     440,152,249 426,878,892

Securities sold under Agreement to Repurchase       15,368,228  13,381,581
Other Liabilities                                    8,222,921   8,733,415

Total Liabilities                                  463,743,398 448,993,888

SHAREHOLDERS' EQUITY

Common Stock, $5.00 par value per share; authorized 10,750,335  10,750,335
   3,000,000 shares, issued: 2,150,067
Surplus                                             10,101,804  10,068,563
Retained Earnings                                   32,716,613  29,930,969
Treasury Stock, at cost (1996 - 71,353 shares;
   1995 - 68,218 shares)                            (1,707,368) (1,579,298)
Net unrealized gain (loss) on securities
   Available for Sale, net of taxes                  2,395,091   3,728,329
Total Shareholders' Equity                          54,256,475  52,898,898

Total Liabilities & Shareholders' Equity          $517,999,873 $501,892,786



See Accompanying Notes to Condensed Consolidated Financial Statements





                       CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME





                                            9 Months Ended                       3 Months Ended
                                               Sept. 30                             Sept. 30
INTEREST INCOME                    1996       1995      1996        1995
Interest and Fees on Loans     $18,796,661 $17,719,662 $6,452,152  $6,217,199
Interest and Dividends on
 Investment Securities           8,596,723   8,653,265  2,938,790   2,677,753
Interest on Federal Funds Sold     267,333     365,522     46,872     127,640
Income Interest Bearing Deposits   155,284     196,103      9,170     105,919

Total Interest Income           27,816,001  26,934,552  9,456,984   9,128,511


INTEREST EXPENSE

Deposits                        10,690,446  10,048,925  3,608,759   3,379,996
Securities Sold Under Agreements
to Repurchase and Funds Borrowed   418,417     571,433    181,041     152,672

Total Interest Expense          11,108,863  10,620,358  3,789,800   3,532,668

Net Interest Income             16,707,138  16,314,194  5,667,184   5,595,843

Provision for Loan Losses          450,000     600,000    150,000     200,000

  Net Interest Income after
  Provision for Loan Losses     16,257,138  15,714,194  5,517,184   5,395,843

Realized Gains-Sec. Tran.,Net      539,967     334,010    155,815       8,856
Other Operating Income           4,708,683   4,440,960  1,577,963   1,517,903

Total Operating Income          21,505,788  20,489,164  7,250,962   6,922,602
Other Operating Expenses        14,719,776  14,468,081  4,877,977   4,887,858

Income before Taxes              6,786,012   6,021,083  2,372,985   2,034,744
Income Taxes                     2,377,365   2,031,302    849,165     703,586

Net Income                      $4,408,647  $3,989,781 $1,523,820  $1,331,158


Net Income per Share                 $2.12      $1.91     $0.73       $0.64



See Accompanying Notes to Condensed Consolidated Financial Statements

                            CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            Nine Months Ended
                                                             September 30

                                                           1996         1995
OPERATING ACTIVITIES
Net Income                                             $4,408,647   $3,989,781
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Amortization of Goodwill and Deposit Base Intangible    440,477      440,477
  Provision for Loan Losses                               450,000      600,000
  Provision for Depreciation and Amortization           1,093,395      832,259
  Amortization for Securities, Net                        243,307     (367,058)
  (Gain) Loss on Security Sales, Net                     (539,967)    (334,010)
  (Increase) Decrease in Other Assets                    (141,406)     668,470
  Increase (Decrease) Other Liabilities                  (572,071)   2,569,822


Net Cash Provided by Operating Activities               5,382,382    8,399,742


INVESTING ACTIVITIES

  Proceeds from Maturities of Securities - AFS         39,478,826   71,524,712
  Proceeds from Maturities of Securities -HTM           4,897,837    6,367,463
  Proceeds from Sales of Securities - AFS              37,401,588    5,953,782
  Purchases of Securities - AFS                       (83,305,749) (41,886,855)
  Purchases of Securities - HTM                        (7,491,479)  (8,940,058)
  Purchases of Bank Premises and Equipment, Net          (720,723)  (2,222,219)
  Loan Originations, Net of Repayments
       and Other Reductions                           (21,920,759) (19,806,286)
  Proceeds from Sale of Student Loans                   2,932,492    2,594,949


Net Cash Used by Investing Activities                 (28,727,967)  13,585,488


FINANCING ACTIVITIES

  Net Increase (Decrease) in Demand Deposits, NOW,
       Savings and Insured Money Market Accounts       (7,742,298) (14,604,404)
  Net Increase (Decrease) in Certificates of Deposit
       and Individual Retirement Accounts              21,015,655    7,499,091
  Net Increase (Decrease) in Short term Borrowings      1,986,647    1,774,274
  Sale of Treasury Shares                                 202,020            0
  Purchase of Treasury Shares                            (296,849)    (178,250)
  Cash Dividends Paid                                  (1,561,425)  (1,459,458)


Net Cash Provided by Financing Activities              13,603,750   (6,968,747)

Net Increase (Decrease) in Cash and Cash Equivalents   (9,741,835)  15,016,483
Cash and Cash Equivalents at Beginning of Year         37,383,798   32,380,592

Cash and Cash Equivalents at End of Period            $27,641,963  $47,397,075


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

2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 1996 and December 31, 1995, results of operations for the three and nine month periods ended September 30, 1996 and 1995 and changes in cash flow position for the nine-month periods ended September 30, 1996 and 1995.

3. Net income per share for the periods presented have been computed by dividing net income by 2,080,955 (2,089,259) average shares outstanding for the nine month periods ended September 30, 1996 and 1995, and 2,078,890 (2,086,814) average shares outstanding for the three month periods ended September 30, 1996 and 1995, respectively.

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

7. On June 28, 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. The Corporation is required to adopt SFAS No. 125 on January 1, 1997. Adoption of SFAS No. 125 is not expected to have a material impact on the Corporation's financial statements.




Item 2: Management's Discussion and Analysis of Financial Condition and Results
            of Operation


      Consolidated assets at September 30, 1996 totaled $518 million, an increase of $16.1 million (3.21%) from the beginning of the year. Gross loan balances of $281.5 million reflect an increase of $18.5 million (7.05%) since the beginning of the year. The growth in our loan portfolio has been spread throughout all of our major loan sectors as follows: Total commercial borrowings have increased by $4.4 million or 4.87% since the beginning of the year. We have also seen strong growth in both our consumer and mortgage portfolios with increases of $8.0 million (7.84%) and $6.1 million (8.51%) respectively.

      Total deposits at September 30, 1996 were $440.2 million, an increase of $13.3 million (3.11%) when compared to deposits at December 31, 1995. This increase is reflective of increases in municipal deposits as we have been somewhat more aggressive in retaining these deposits which have provided the primary funding source for both the aforementioned increase in our loan portfolio as well as increases in our securities portfolio.

      The Available for Sale segment of the securities portfolio was $177.3 million at September 30, 1996 compared to $171.9 million at the beginning of the year. This increase is reflected in higher levels of U.S. Government Agency securities and Mortgage Backed Securities which have increased $17.5 million and $13.4 million respectively, offset primarily by a $19.8 million decline in U.S. Treasury Notes as well as a $4.9 million decrease in Municipal bonds available for sale. The allowance valuation relating to our Available for Sale securities portfolio has declined $2.3 million since the beginning of the year. This decline is associated with interest rate levels being somewhat higher than at the end of 1995 and the fact that we have taken $540 thousand in realized gains from the sale of Available for Sale securities during the first nine months of 1996.


      Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the security portfolio as of September 30, 1996 are set forth in the following tables:

                           AVAILABLE FOR SALE            HELD TO MATURITY
                            Amortized       Fair          Amortized       Fair
                              Cost         Value            Cost         Value
U.S. Treasury and other
  U.S. Govt. Agencies      $106,959,195  $106,455,496   $     -     $     -
Mtg. Backed Securities       44,503,074    43,985,611         -           -
Obligations of states and
  Political subdivisions     17,585,976    17,775,938    10,170,788  10,170,788
Other bonds and notes         1,709,183     1,733,379         5,000       4,600
Corporate Stocks              2,515,874     7,320,293          -           -

                           $173,273,002  $177,270,716  $ 10,175,788$ 10,175,388

  The carrying value and weighted average yields by years to maturity for securities available for sale as of September 30, 1996 are as follows (excluding corporate stocks):

                                               Maturing
                                Within One Year        After One, Within Five
                                 Amount   Yield             Amount     Yield
     U.S. Treasury and other
     U.S. Government Agencies $ 30,071,540 5.98%           $ 64,237,996   6.54%
     Mortgage Backed Securities       -      -                 -      -
     Obligations of states and
       political subdivisions    3,121,360 5.08%             13,204,658   4.84%
     Other bonds and notes       1,520,915 8.52%                212,464   7.32%
              Total           $ 34,713,815 6.01%           $ 77,655,117   6.25%

                                                  Maturing
                              After Five, Within Ten       After Ten Years
                                Amount    Yield           Amount    Yield
     U.S. Treasury and other
     U.S. Government Agencies  $ 12,145,960 6.79%       $     -        -
     Mortgage Backed Securities   4,366,723 6.69%         39,618,888 7.89%
     Obligations of states and
       political subdivisions     1,307,258 4.66%            142,662 4.71%
     Other bonds and notes            -      -                 -       -
       Total                   $ 17,819,941 6.61%       $ 39,761,550 7.87%


      Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may repay obligations with or without call or prepayment penalties.


            The amortized cost and weighted average yields by years to maturity for securities held to maturity as of September 30, 1996 are as follows:

                                                 Maturing

                                     Within One Year   After One, Within Five
                                     Amount    Yield        Amount     Yield
       Obligations of states and
        political subdivisions      $ 7,546,972 3.95%      $ 1,987,225  5.30%
       Other bonds and notes             -        -              5,000  5.50%
         Total                      $ 7,546,972 3.95%      $ 1,992,225  5.30%

                                                   Maturing
                               After Five, Within Ten      After Ten Years
                                   Amount   Yield          Amount    Yield
       Obligations of states and
        political subdivisions    $  636,591 6.98%       $       -      -
       Other bonds and notes             -     -                 -      -
         Total                    $  636,591 6.98%       $       -      -


            There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at September 30, 1996 in either the Available for Sale or Held to Maturity categories.


            Gross unrealized gains and gross unrealized losses on securities Available for Sale and Held to Maturity were as follows:

                            AVAILABLE FOR SALE        HELD TO MATURITY
                           Unrealized   Unrealized    Unrealized  Unrealized
                             Gains        Losses        Gains       Losses
U.S. Treasury and other
  U.S. Govt. Agencies    $   343,568    $  847,267    $    -       $    -
Mtg. Backed Securities          -          517,162         -            -
Obligations of states and
  Political subdivisions     227,966        38,004         -            -
Other bonds and notes         24,195          -            -             400
Corporate Stocks           4,804,418             0         -            -
                          $5,400,147    $1,402,433    $    -       $     400

     Realized net gains on sales of securities Available for Sale for the nine-month period ended September 30, 1996 were $539,967.


     Included in the Corporate Stocks component in the above tables are 17,174 shares of Student Loan Marketing Association ("Sallie Mae") at a cost basis of $5,499 and fair value of $1,281,610. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency . Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at September 30, 1996, the banking subsidiary's equity portfolio held marketable investments in listed securities totaling $91,463 at cost with a total fair value of $3,570,822. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 15,325 shares of the Federal Home Loan Bank of New York valued at $498,200 and $1,532,500 respectively. Management has no current plans for selling these investments.

     Consolidated net earnings for the third quarter of 1996 were $1.524 million, an increase of $193 thousand (14.5%) as compared to the third quarter of 1995. Net earnings per share for the quarter were $0.73 versus $0.64 for the same period last year. The increase in quarterly earnings is primarily related to a $121 thousand pre-tax increase in net interest income after the provision for loan losses due to a higher level of average earning assets as well as a $147 thousand pre-tax increase in realized gains on the sale of available for sale securities.

     Consolidated net earnings for the nine months ended September 30, 1996 were $4.409 million, an increase of $419 thousand or 10.5% over the first nine months of 1995. Net earnings per share were $2.12 versus $1.91 last year, an increase of $0.21 or 9.91% on 8,304 fewer average shares outstanding. Primary factors influencing the improved earnings in 1996 include a $543 thousand (3.46%) increase in net interest income after the provision for loan losses due to a higher level of average earning assets, a $268 thousand (6.03%) increase in other operating income, and a $206 thousand (61.66%) increase in realized gains on security transactions.

     On September 30, 1996 Congress passed and the President signed the Deposit Insurance Funds Act of 1996 (DIFA) relating to the recapitalization of the Savings Association Insurance Fund (SAIF). This legislation included a one-time special assessment on banks having deposits insured by the SAIF. Approximately $36 million of the Bank's deposits were subject to this assessment which amounted to $239 thousand. This one-time change is reflected in our consolidated reports though September 30.

     As indicated on the Condensed Consolidated Statement of Cash Flows, cash and cash equivalents have decreased $9.7 million since the beginning of the year as opposed to an increase of $15.0 million during the first nine months of 1995. The purchases of securities in 1996 of $90.8 million have exceeded the maturity and sale of securities of $81.8 million by $9.0 million. The increase in these earning assets is consistent with a focus on our return on average Tier 1 Capital. Loan originations, net of repayments and other reductions of $21.9 million have exceeded proceeds from the sale of student loans of $2.9 million by $19.0 million. As mentioned previously we have seen consistent growth throughout the year in all our major loan categories.

      Much of the above growth has been funded by a $15.3 million increase in deposit balances and short term borrowings. Core deposits (Demand, Now, Savings and Insured Money Market Accounts) have decreased $7.7 million while Certificates of Deposit and Individual Retirement Accounts have increased $21.0 million, with much of this increase coming in the form of municipal deposits. The balance of the growth in our earning assets has been funded by a $10.0 million decrease in cash equivalents (Federal Funds Sold) since the beginning of the year. During the nine months ended September 30, 1996, the corporation acquired 10,415 Treasury shares at an average price of $28.50 per share and sold 7,280 Treasury shares at $27.75 per share, all of which were purchased by the corporation's subsidiary's Profit Sharing, Savings and Investment Plan (401K).

     Based upon past experience, as well as an ongoing review of the risk inherent in our loan portfolio, management has reduced the loan loss provision for the first nine months from $600 thousand to $450 thousand. At 151% of non-performing loans and 1.39% of total loans, the Allowance for Loan Losses is viewed by management as adequate relative to risk. Non-performing loans at September 30, 1996 constituted 0.92% of total loans.

     Changes in the allowance for loan losses for the nine months ended September 30, 1996 is as follows:

                                                           September 30, 1996
                                                             Amount (000's)
Balance at beginning of period                    $                    $ 3,900
Charge-offs:
  Domestic:
     Commercial, financial and agricultural           138
     Commercial mortgages                               0
     Residential mortgages                              1
     Consumer loans                                   374              $   513


Recoveries:
  Domestic:
     Commercial, financial and agricultural       $    14
     Commercial mortgages                               0
     Residential mortgages                              0
     Consumer loans                                    52

                                                                       $    66
Net charge-offs                                                        $   447
Additions charged to operations                                            450
Balance at end of period                                               $ 3,903
Ratio of net charge-offs during the period
to average loans outstanding during the period                             .16%

            Included in the allowance for loan losses at September 30, 1996 is an allowance for impaired loans of $377 thousand versus $199 thousand at the beginning of the year, $212 thousand on March 31, 1996 and $276 thousand on June 30, 1996. Management distinguishes between impaired and non-accrual loans as follows:

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

            At September 30, 1996, the allocation of the allowance for loan losses is as follows:

                                                     Reported Period
                                                    September 30, 1996

Balance at end of period
applicable to:
                                               Percent of Loans in each
                                Amount         Category to Total Loans
Domestic:
  Commercial, financial
    and agricultural             1,326,881            33.23%
  Commercial mortgages             298,201             3.40%
  Residential mortgages             20,712            24.27%
  Consumer loans                   129,489            39.10%

Unallocated:                     2,127,980              N/A

Total                           $3,903,263           100.00%

            For the periods ended September 30, 1996 and December 31, 1995, the following table summarized the Corporation's non-accrual and past due loans:

                                            Amounts (000's)

                          September 30, 1996                 December 31, 1995
    Non-accrual loans          $1,587                              $1,119

    Accruing loans past due    $1,004                              $  681
      90 days or more


            At September 30, 1996, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At September 30, 1996, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

            On September 30, 1996, the Corporations's consolidated leverage ratio was 8.72%. The Tier I and Total Risk Adjusted Capital ratios were 15.38% and 16.63%, respectively.


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

      (27)      Financial Data Schedule (EDGAR version only)

      (b)   Reports on Form 8-K

                During the quarter ended September 30, 1996, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.








                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                        CHEMUNG FINANCIAL CORPORATION



DATE: November 5, 1996                          /s/ John W. Bennett
                                                    John W. Bennett
                                                    Chairman & CEO



DATE: November 5, 1996                          /s/ John R. Battersby
                                                    John R. Battersby
                                                    Treasurer