Form 10-K
period 1996-12-31
CHEMUNG FINANCIAL CORP
filed 1997-03-20
CIK 763563

1




             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the fiscal year ended December 31, 1996
                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

YES   X    NO

The aggregate market value of Common Stock held by nonaffiliates on February 28, 1997 was $46,989,729

As of February 28, 1997 there were 2,072,214 shares of Common Stock, $5 par value outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on April 8, 1997 are incorporated by reference into Parts III and IV.
                                  PART  I


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

(b)  Financial information about industry segments

The Corporation and the Bank are engaged only in banking and bank-related businesses. Exhibits I through IV included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("MD&A") for the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, sets forth financial information with respect to bank-related industry segments. The MD&A including Exhibits I through IV are incorporated herein by reference.

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

For additional information which focuses on the results of operation of the Corporation and the Bank, see Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference.
There have been no material changes in the manner of doing business by the Corporation or the Bank during the fiscal year ended December 31, 1996.

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


                         Research and Development


Expenditures for research and development were immaterial for the years 1996, 1995, and 1994.

                                 Employees


As of December 31, 1996, the Bank employed 289 persons on a full-time equivalent basis.


(d) Financial information about foreign and domestic operations and export sales


Neither the Corporation nor the Bank relies on foreign sources of funds or income.


(e)  Statistical disclosure by bank holding companies


In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is based on consistent application of a "financial components approach" that focuses on control. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, FASB deferred for one year the effective date of SFAS No. 125 as it relates to transfers of financial assets and secured borrowings and collateral. Management does not believe that the adoption of SFAS No. 125 will have a material impact on its financial condition or results of operations.

The following disclosures present summarized statistical data covering the Corporation and the Bank.


Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and
Interest Differential

                                                         December 31,
                                         1996                     1995
1994
     Average   Yield/    Average   Yield/    Average   Yield/
     Balance   Interest   Rate     Balance   Interest   Rate      Balance
Interest  Rate
Assets
Interest earning assets:

   Loans  $ 273,904      25,314    9.24%     $249,149       23,868    9.58%
$221,419       20,006    9.04%
   Taxable securities    156,378   10,292    6.58      155,238    9,960    6.42
134,524    7,762    5.77
   Tax-exempt securitie  28,883    1,360     4.71       28,051    1,406    5.01
25,054    1,262     5.04
   Federal funds sold         6,522     350  5.37        8,434      486    5.76
10,236       407    3.98
   Interest-bearing
      deposits 3,808     195  5.13        6,267      357    5.70      3,478
143  4.11

     Total interest
     earning assets 469,495   37,511    7.99%     447,139   36,077    8.07%
394,711   29,580    7.49%

Non-interest earning assets:

   Cash and due from
      banks    23,501    23,442    21,657
   Premises and equipment,
      net 10,146    9,657     7,451
   Other assets     7,003     6,922     5,506
   Less allowance for
     loan losses    (3,932)   (3,876)   (3,419)
   Excess of cost over
     fair value of net
     assets acquired,
     net of accumulated
     amortization   12,247    11,969    5,339

      Total    $ 518,460        $ 495,253     $ 431,245


Liabilities and
Shareholders' Equity

Interest bearing
   liabilities:

Demand deposits      $ 44,261      719       1.63%     $ 43,312       731
1.69%     $ 43,372       673  1.55%
Savings deposits    139,219   3,942     2.83      149,257   4,408     2.95
142,819   3,778     2.65
Time deposits  177,537   9,625     5.42      153,433   8,307     5.41
121,783   5,445     4.47
Federal funds purchased
and securities sold
under agreement to
repurchase      15,213      757    4.97      13,846       781    5.64
9,975         380   3.81

Total interest
bearing liabilities 376,230   15,043    4.00%     359,848   14,227    3.95%
317,949   10,276    3.23%

Non-interest bearing
   liabilities:

   Demand deposits  79,901    78,406    66,635
   Other      8,181          6,995         5,106
     464,312   445,249   389,690
Shareholders' equity        54,148        50,004         41,555

      Total    $ 518,460      $ 495,253      $ 431,245

Net interest earnings    $ 22,468       $ 21,850       $ 19,304

Net yield on interest
   earning assets   4.79%     4.89%          4.89%


For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations.

The yields for securities were calculated using average amortized cost of securities.

No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

The following table sets forth for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                 1996 Compared to 1995
1995 Compared to 1994

                                           Increase (Decrease) Due to (1)
Increase (Decrease) Due to (1)

     Volume    Rate Net  Volume    Rate  Net

                                             (In Thousands of Dollars)
(In Thousands of Dollars)

     Interest earned on:

          Loans     $  2,310       (864)     1,446     2,607     1,255     3,862
     Taxable securities  74   258       332       1,273     925       2,198
     Tax-exempt securities    41   (87) (46) 150       (6)  144
     Federal funds sold  (104)     (32) (136)     (81) 160       79
     Interest-bearing deposit    (129)      (33)     (162)      145        70
215

         Total interest
           earning assets     $  2,191          (757)  1,434        4,094
2,404      6,498



     Interest paid on:

     Demand deposits     16     (28)     (12)      (1) 59   58
     Savings deposits    (289)      (177)    (466)     180         450
630
     Time deposits  1,307     11   1,318     1,580       1,282      2862
     Federal funds purchased
     and securities sold under
     agreement to repurchase      73       (97)       (24)      179      222
401

     Total interest bearing
      liabilities   $ 1,107     (291)       816     1,938    2,013      3,951

<F1>
(1)  The change in interest due to both rate and volume has been allocated
to volume and rate changes in           proportion to the relationship of
the absolute dollar amounts of the change in each.

Securities Portfolio

     The following table sets forth the carrying amount of securities at the dates indicated:

                                                                   December 31,
                                                       1996           1995
1994

                                                            (In Thousands of
Dollars)
     U.S. Treasury and other
       U.S. Government Agencies    $  104,567     108,775   163,238
     Mortgage Backed Securities    50,109    30,573    0
     State and political subdivisions   30,775    30,275    28,085
     Other bonds and notes    1,270     3,023     7,181
     Corporate stocks         8,996          6,818        5,493

         Total $ 195,717 179,464   203,997




     Included in the above table are $185,365, $171,882 and $188,828 of securities available for sale at December 31, 1996, 1995 and 1994, respectively.


The following tables set forth the maturities of securities at December 31,
1996 and the weighted    average yields of such securities (calculated on
the basis of the cost and effective yields weighted for the scheduled maturity of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations.

                                                                     Maturing

                                                   Within
After One, But
                                                  One Year
Within Five Years

     Amount    Yield     Amount    Yield

                 (In Thousands of Dollars)


                                                                        C>
     U.S. Treasury and other
       U.S. Government Agencies    $ 11,020     6.16%  $ 71,164  6.33%
     Mortgage Backed Securities    -    -    -    -
     State and political subdivisions   11,029    4.31      15,598    4.78
     Other bonds and notes      1,012   8.86          186   7.27

     Total     $ 23,061  5.39%     $ 86,948  6.06%

                              Maturing

          After Five, But                After
          Within Ten Years                Ten Years

     Amount    Yield     Amount    Yield

                 (In Thousands of Dollars)


     U.S. Treasury and other
       U.S. Government Agencies    $ 22,383  7.12%        -      -  %
     Mortgage Backed Securities    4,318     6.69      45,791    7.86
     State and political subdivisions   3,520     5.02      628     4.85
     Other bonds and notes          72  8.25         -        -

         Total $ 30,293  6.82%     $46,419   7.82%

Loan Portfolio


The following table shows the Corporation's loan distribution at the end of each of the last five years:


December 31,

     1996 1995 1994 1993 1992

                (In Thousands of Dollars)
     Commercial, financial and
       agricultural $  92,557 89,785    75,006    69,484    63,360
     Real estate mortgages    78,400    71,870    67,912    71,345    81,431
     Consumer loans 113,004   101,687   94,181    82,028    74,258

         Total $ 283,961 263,342   237,099   222,857   219,049

The following table shows the maturity of loans (excluding residential real
estate mortgages and consumer      loans) outstanding as of December 31,
1996. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:

          After One
     Within    But Within     After
     One Year  Five Years     Five Years     Total

     Commercial, financial and
        agricultural      $ 33,098 20,014     39,445   92,557

     Loans maturing after one year with:
        Fixed interest rates       12,277    7,940
        Variable interest rates           7,737    31,505

          Total          $ 20,014  39,445

Nonaccrual and Past Due Loans


The following table summarizes the Corporation's nonaccrual and past due loans:

December 31,

     1996 1995 1994 1993 1992

               (In Thousands of Dollars)

     Nonaccrual loans (1)     $ 1,494   1,119     1,201     1,605     1,321

     Accruing loans past due
        90 days or more  $   226    681  354  274    588

Information with respect to nonaccrual loans at December 31, 1996, 1995 and 1994 is as follows:

December 31,

     1996 1995      1994

          (In Thousands of Dollars)

     Nonaccrual loans    $ 1,494   1,119          1,201

     Interest income that would have been
        recorded under original terms   278  200       342

     Interest income recorded during the period   58   52         58

<F1>
(1)  It is the Corporation's policy that when a past due loan is referred to
legal counsel, or in the case of   a commercial loan which becomes 90 days
delinquent, or in the case of consumer, mortgage or home equity       loans not
guaranteed by a government agency which becomes 120 days delinquent, the loan is
placed in      nonaccrual     nd previously accrued interest is reversed unless,
because of collateral or other     circumstances, it is deemed   to be
collectible.  Loans may also be placed in nonaccrual if management    believes
such classification is   warranted for other reasons.

Potential Problem Loans

At December 31, 1996, the Corporation has no commercial loans for which
payments are presently current but      the borrowers are currently
experiencing severe financial difficulties. Those loans are subject to constant management attention and their classification is reviewed by the Board of Directors at least semi-annually.


Loan Concentrations


At December 31, 1996, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.
Other Interest-Bearing Assets


At December 31, 1996, the Corporation has no interest-bearing assets other than loans that meet the nonaccrual, past due, restructured or potential problem loan criteria.


Summary of Loan Experience


This table summarizes the Corporation's loan loss experience for each year
in the five-year period ended      December 31, 1996:

                         Year Ended December 31,
     1996 1995 1994 1993 1992
               (In Thousands of Dollars)

Balance at beginning of period     $ 3,900   3,600     3,500     3,400     2,800

Charge-offs:

   Commercial, financial and
      agricultural  195  82   282  550  61
 Real estate mortgages   1    5    14   -    -
   Consumer loans   538  286  422  346  382
   Home equity    20         -         -         -         -

     754  373  718  896  443
Recoveries:

   Commercial, financial and
      agricultural  16   16   18   10   100
   Consumer loans       71        93        76        79        41
         87       109        94        89       141

      Net charge-offs    667  264  624  807  302

Allowance of acquired
   bank at time of acquisition     -    -    100  -    -

Additions charged to
   operations (1)      742       564       624       907       902

Balance at end of period $ 3,975    3,900    3,600     3,500     3,400

Ratio of net charge-offs during
   period to average loans
   outstanding (2)     .24%     .11%      .28%      .36%      .14%

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

     The risk elements in the various portfolio categories are not
considered to be any greater in 1996 than    in prior years.  The net
charge-offs to total loans have averaged 0.23% over the last five years and
the  highest   percentage in any of those years was 0.36%.
<F2>
(2)  Daily balances were used to compute average outstanding loan balances.

This table sumarized the Corporation's allocation of the allowance for loan losses for each year in the five-year period ended December 31, 1996:

     Amount (in thousands) and Percent of
     Loans by Category to Total Loans

Balance at end of
Period Applicable to:    1996 %    1995 %    1994 %    1993 %    1992 %
Domestic: $2,245    100.0     1,830     100.0     2,857     100.0     3,274
100.0     2,158     100.0%

 Commercial, financial
    and agricultural     1,472     32.3 1,042     33.0 2,108     31.0 2,620
30.2 1,625     28.6
 Commercial mortgages    249  3.2  305  4.1  282  5.0  247  6.5  112  6.7
 Residential mortgages   21   24.5 16   23.6 16   23.6 13   25.5 34   30.4
 Consumer loans     503  40.0 467  39.3 451  40.4 394  37.8 387  34.3

 Unallocated:  1,730     N/A  2,070      N/A 743   N/A  226  N/A 1,242      N/A

    Total $3,975    100.0     3,900     100.0     3,600     100.0     3,500
100.0     3,400     100.0

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                                                    Year Ended
December 31,

                                               1996                    1995
1994

     Amount    Rate Amount    Rate Amount    Rate

                    (In Thousands of Dollars)

Noninterest-bearing
   demand deposits  $  79,901 - %  78,406    - %  66,635    - %
Interest-bearing demand
   deposits    44,261    1.63      43,312    1.69      43,372    1.55
Savings deposits    139,219   2.83      149,257   2.95      142,819   2.65
Time deposits  177,537   5.42      153,433   5.41      121,783   4.47

     $ 440,918      424,408        374,609

Scheduled maturities of certificates of deposit with a remaining term greater than one year at December 31, 1996 are summarized as follows:

          Time Certificates
              of Deposits

          (In Thousands of Dollars)

     1998 $34,289
     1999  13,092
     2000   6,502
     2001   3,693
     2002 and thereafter      38

          $57,614

Maturities of certificates of deposit $100,000 or more outstanding at December 31, 1996 are summarized as follows:

          Time Certificates
             of Deposits

          (In Thousands of Dollars)

     3 months or less    $26,369
     Over 3 through 12 months 6,647
     Over 12 months 3,754

     There were no other time deposits of $100,000 or more.



Return on Equity and Assets


The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:


                                                                           Year
Ended December 31,

          1996 1995 1994

     Return on average assets 1.19%     1.13%     1.08%
     Return on average equity 11.37     11.20     11.18
     Return on beginning equity    11.64     12.25     12.13
     Dividend payout ratio    35.78     36.52     38.23
     Average equity to average assets ratio  10.44     10.10     9.64
     Year-end equity to year-end assets ratio     10.54     10.54     9.25


Short-Term Borrowings



For each of the three years in the period ended December 31, 1996, the
average outstanding balance of     short-term borrowings did not exceed 30%
of shareholders' equity.



ITEM 2.  PROPERTIES



The Corporation and the Bank currently conduct all their business activities from the Bank's main office, thirteen (13) branch locations situated in a four-county area, owned office space adjacent to the Bank's main office, and five (5) off-site automated teller facilities (ATMs), three (3) of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 62,000 square feet of space entirely occupied by the Bank. The combined square footage of the thirteen (13) branch banking facilities totals approximately 46,350 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 18,213 square feet of which 13,711 square feet are occupied by operating departments of the Bank and 4,502 square feet are leased. The leased automated teller facility spaces total approximately 150 square feet.

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




                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANTS SECURITIES AND RELATED SHAREHOLDER
         MATTERS

The Corporation's stock is traded in the over-the-counter market. Incorporated herein by reference to portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management. Also incorporated herein by reference to a part of the Corporation's 1996 Annual Report are the dividends paid by the Corporation for each quarter of the last three (3) years. The number of shareholders of record on February 29, 1997 was 823.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data Exhibit included in Management's Discussion and Analysis of Financial Condition and Results of Operations and presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report and consolidated financial statements as presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference to Exhibit D of Exhibit Listing 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   None


                                 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information set forth under the captions "Nominees For Election of Directors" and "Executive Officers" and the Section 16(a) disclosure set forth under the caption "Security Ownership of Management", as presented in the registrant's Proxy Statement, dated March 10, 1997, relating to the Annual Meeting of Shareholders to be held on April 8, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Directors Compensation"; "Directors' Personnel Committee Report on Executive Compensation"; " Comparative Return Performance Graph"; "Executive Compensation"; "Pension Plan"; "Profit- Sharing, Savings and Investment Plan"; "Employment Contracts"; and "Other Compensation Agreements", presented in the registrant's Proxy Statement, dated March 10, 1997, relating to the Annual Meeting of Shareholders to be held on April 8, 1997, is incorporated herein by reference.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", presented in the registrant's Proxy Statement, dated March 10, 1997, relating to the Annual Meeting of Shareholders to be held on April 8, 1997, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information set forth under the caption "Certain Transactions", presented in the registrant's Proxy Statement, dated March 10, 1997, relating to the Annual Meeting of Shareholders to be held on April 8, 1997, is incorporated herein by reference.



                                  PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) List of Financial Statements and Independent Auditors' Report


The following consolidated financial statements and Independent Auditors' Report of Chemung Financial Corporation and subsidiary, included in the Annual Report of the registrant to its shareholders as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996 are incorporated by reference in Item 8:

     -  Independent Auditors' Report
     -  Consolidated Balance Sheets - December 31, 1996 and 1995
     - Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994
     - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994
     -  Consolidated Statements of Cash Flows - Years ended
          December 31, 1996, 1995 and 1994
     -  Notes to Consolidated Financial Statements - December 31, 1996 and
          1995


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

               (3.2) -- Bylaws of the Registrant, as amended February 14,
1996,
                        are incorporated herein by reference to Exhibit A of
                        the Registrant's Form 10-Q for the period ended September 31, 1996, File No. 0-13888.

     Exhibit  (13)   -- Annual Report to Shareholders for the year ended
                         December 31, 1996.

                     -- Table of Quarterly Market Price Ranges.  EXHIBIT A

                     -- Table of Dividends Paid.                 EXHIBIT B

                     -- Management's Discussion and Analysis of  EXHIBIT C
                        Financial Condition and Results of
                        Operations including the Selected
                        Financial Data Exhibit.

                     -- Consolidated Financial Statements and    EXHIBIT D
                        Independent Auditors' Report.

     Exhibit  (21)   -- Subsidiaries of the registrant.          EXHIBIT E

     Exhibit  (22)   -- Registrant's Notice of Annual Meeting,   EXHIBIT F
                        Proxy Statement dated March 10, 1997,
                        and Proxy Form

     Exhibit  (27)   -- Financial Disclosure Schedule (EDGAR version only)


(b)      Reports on Form 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1996.


(c)      Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.


(d)      Financial Statement Schedules

                                      None
                        ANNUAL REPORT ON FORM 10-K

                                ITEM 14(c)

                             CERTAIN EXHIBITS

                       YEAR ENDED DECEMBER 31, 1996

                       CHEMUNG FINANCIAL CORPORATION

                             ELMIRA, NEW YORK
                   ____________________________________




EXHIBIT
LISTING                               EXHIBIT



EXHIBIT 13           Annual Report To Shareholders For The Year Ended
                     December 31, 1996

                     A - Table of Quarterly Market Price Ranges

                     B - Table of Dividends Paid

                     C - Management's Discussion and Analysis of
                          Financial Condition and Results of Operations Including the Selected Financial Data Exhibit

                     D - Consolidated Financial Statements and
                          Independent Auditors' Report

EXHIBIT 21           E - Subsidiaries of the Registrant

EXHIBIT 22           F - Notice of Annual Meeting, Proxy Statement
                          dated March 10, 1997, and Proxy Form
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHEMUNG FINANCIAL CORPORATION
DATED:  MARCH 12, 1997

                                      By      /s/ John W. Bennett
                                                 John W. Bennett
                                      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                      Date


 /s/ Robert E. Agan                Director                  March 12, 1997
Robert E. Agan


 /s/ John W. Bennett               Director, Chairman &      March 12, 1997
John W. Bennett                    Chief Executive Officer


                                   Director
Donald L. Brooks, Jr.


                                   Director
David J. Dalrymple


                                   Director
Robert H. Dalrymple


 /s/ Richard H. Evans              Director                  March 12, 1997
Richard H. Evans


                                   Director
Natalie B. Kuenkler


 /s/ Edward B. Hoffman             Director                  March 12, 1997
Edward B. Hoffman


 /s/ Stephen M. Lounsberry III     Director                  March 12, 1997
Stephen M. Lounsberry III

          Signature                    Title                        Date

                                   Director
Boyd McDowell II


 /s/ Thomas K. Meier               Director                  March 12, 1997
Thomas K. Meier


 /s/ Ralph H. Meyer                Director                  March 12, 1997
Ralph H. Meyer


 /s/ John F. Potter                Director                  March 12, 1997
John F. Potter


 /s/ Samuel J. Semel               Director                  March 12, 1997
Samuel J. Semel


 /s/ Charles M. Streeter, Jr.      Director                  March 12, 1997
Charles M. Streeter, Jr.


 /s/ Richard W. Swan               Director                  March 12, 1997
Richard W. Swan


 /s/ William A. Tryon              Director                  March 12, 1997
William A. Tryon


                                   Director
William C. Ughetta


 /s/ Jan P. Updegraff              Director, President &     March 12, 1997
Jan P. Updegraff                   Chief Operating Officer


 /s/ Nelson Mooers van den Blink   Director                  March 12, 1997
Nelson Mooers van den Blink


 /s/ John R. Battersby, Jr.        Treasurer and Principal   March 12, 1997
                                   Accounting Officer





Attest

 /s/ Jerome F. Denton              Secretary                 March 12, 1997
Jerome F. Denton