Form 10-Q
period 1997-03-31
CHEMUNG FINANCIAL CORP
filed 1997-04-29
CIK 763563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                                 FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For Quarterly period ended March 31, 1997

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997:

        Common Stock, $5 par value -- outstanding 2,072,214 shares






               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                                   INDEX


                                                          PAGE

PART I.   FINANCIAL INFORMATION

Item 1:   Financial Statements


               Condensed Consolidated Balance Sheets             1

               Condensed Consolidated Statements of Income       2

               Condensed Consolidated Statements of Cash Flow    3

               Notes to Condensed Consolidated Financial
               Statements                                             4


Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          5


PART II.  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of
               Security Holders                                 11


Item 6:   Exhibits and Reports on Form 8-K                 12


               All other items required by Part II are either inapplicable or would require an answer which is negative.




SIGNATURES                                                      13
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

          March. 31      Dec 31
             1997          1996
ASSETS
Cash and due from banks  $ 29,171,969   $ 31,103,374
Int.-bearing deposits with other financial inst.   95,150   151,920
Federal funds sold  4,000,000      500,000
Securities held to maturity, fair value of
  $11,834,845 in 1997 and $10,351,440 in 1996     11,835,245     10,351,840
Securities available for sale, at fair value 181,369,483    185,365,478
Loans, net of unearned income and deferred fees   285,880,028    283,720,981
Allowance for loan losses      (3,980,067)    (3,975,000)

Loans, net          281,899,961    279,745,981

Bank premises and equipment, net    9,504,644     9,712,633
Intangible assets,
  net of accumulated amortization  7,256,108      7,402,934
Other assets      8,960,960      7,878,811


Total assets   $534,093,522   $532,212,971


LIABILITIES

Deposits:  Non-interest bearing    $ 89,903,273   $ 86,049,289
           Interest bearing    360,075,141    353,600,054

Total deposits 449,978,414    439,649,343

Securities sold under agreement to repurchase      9,322,906     14,371,140
Long term borrowing 10,000,000     10,000,000
Other liabilities     9,032,848     12,072,289


Total liabilities   478,334,168    476,092,772


SHAREHOLDERS' EQUITY

Common Stock, $5.00 par value per share;
 authorized 3,000,000 shares, issued: 2,150,067   10,750,335     10,750,335
Surplus        10,101,804     10,101,804
Retained earnings   34,782,553     33,885,269
Treasury stock, at cost (77,853 shares in 1997
      and 1996)     (1,925,118)    (1,925,118)
Net unrealized gain on securities
  available for sale, net of taxes   2,049,780      3,307,909

Total shareholders' equity      55,759,354     56,120,199


Total liabilities & shareholders' equity     $534,093,522   $532,212,971


See Accompanying Notes to Condensed Consolidated Financial Statements



                  CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME









          3 Months Ended
               March. 31
INTEREST INCOME        1997            1996
Loans          $6,399,111     $6,083,254
Securities     2,982,059 2,739,171
Federal funds sold  69,591    131,958
Interest bearing deposits         46,127         84,271

     Total interest income     9,496,888      9,038,654


INTEREST EXPENSE

Deposits  3,488,028 3,418,161
Securities sold under agreement
to repurchase and funds borrowed     339,960   132,520

     Total interest expense   3,827,988 3,550,681


Net interest income 5,668,900 5,487,973
Provision for loan losses       200,000   150,000

     Net interest income after
     provision for loan losses     5,468,900 5,337,973

Realized gains-security trans., Net     0    384,152

Other operating income   1,670,299 1,532,967

     Total other operating income  7,139,199 7,255,092
Other operating expenses 4,914,433 4,895,500


Income before income taxes    2,224,765 2,359,592
Income taxes     747,261   813,345

Net Income     $1,477,504     $1,546,247


Net Income per Share     $0.71     $0.74






See Accompanying Notes to Condensed Consolidated Financial Statements


          CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


               Three Months Ended
               March 31

             1997           1996
OPERATING ACTIVITIES
Net income     $ 1,477,504    $ 1,546,247

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of intangible assets     146,826   146,826
  Provision for loan losses   200,000   150,000
  Provision for depreciation and amortization     380,134   364,465
  Amortization and discount on securities, net    78,874    71,800
  (Gain) on sales of securities, net    0    (384,152)
  (Increase) decrease in other assets   (1,082,149)    335,711
  Increase (decrease) other liabilities   (3,039,443)    (106,194)

     Net cash provided by operating activities     (1,838,254)    2,124,703


INVESTING ACTIVITIES

  Proceeds from maturities of securities - AFS    6,808,442      8,373,001
  Proceeds from maturities of securities -HTM     2,067,168      2,086,622
  Proceeds from sales of securities - AFS    240       15,205,732
  Purchases of securities - AFS    (4,149,689)    (28,690,055)
  Purchases of securities - HTM    (3,550,572)    (2,342,282)
  Purchases of premises and equipment, net   (172,145) (368,545)
  Loan originations, net of repayments
       and other reductions   (2,862,312)    (198,260)
  Proceeds from sales of student loans     508,332        194,844


     Net cash used by investing activities   (1,350,538)    (5,738,943)


FINANCING ACTIVITIES

  Net increase (decrease) in demand deposits,
    NOW, savings and insured money markets   7,510,672      12,370,533
  Net increase (decrease) in certificates of
    deposit and individual retirement accounts    2,818,399      12,764,605
  Net increase (decrease) in short term
    borrowings (5,048,234)    (1,571,493)
  Sale of treasury shares     0    202,020
  Purchase of treasury shares 0    (125,912)
  Cash dividends paid      (580,220)      (520,462)


     Net cash provided by financing activities      4,700,617    23,119,291

  Net increase (decrease) in cash and
    cash equivalents     1,511,825      19,505,051
  Cash and cash equivalents at beginning of year   31,755,294    37,383,798

  Cash and cash equivalents at end of period $33,267,119    $56,888,849

   See Accompanying Notes to Condensed Consolidated Financial Statements



               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     Chemung Financial Corporation (the Company) operates as a bank holding company. Its only subsidiary is Chemung Canal Trust Company (the Bank).The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in the consolidation.

2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, and results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

3. Net income per share for the periods presented have been computed by dividing net income by 2,072,214 weighted average shares outstanding for March 31, 1997 and 2,084,611 weighted average shares outstanding for March 31, 1996.

4. Goodwill, which represents the excess of purchase price over the fair value of identifiable assets acquired, is being amortized over 15 years on the straight-line method. Deposit base intangible, resulting from the Bank's purchase of deposits from the Resolution Trust Company in 1994, is being amortized over the expected useful life of 15 years on a straight-line basis. Amortization periods are monitored to determine if events and circumstances require such periods to be reduced. Periodically, the Company reviews its goodwill and deposit base intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets are not recoverable.

5. On June 28, 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. The Company adopted SFAS No. 125 on January 1, 1997 and there was no material impact on the Company's financial statements.

6. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") Earnings Per Share in February 1997 effective for periods ending after December 15, 1997. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement. The adoption of "SFAS" No. 128 should have no effect on the earnings per share as the Company does not have a complex capital structure.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation



      Total assets at March 31, 1997 were $534.1 million, a modest increase of $1.9 million (0.35%) from the beginning of the year.


      The Available for Sale segment of the securities portfolio was $181.4 million at March 31, 1997 compared to $185.4 million at the beginning of the year. At amortized cost, increases in our investment in Federal Agency bonds of $3.5 million were offset primarily by maturities and paydowns in U.S. Treasury Notes, Mortgage Backed Securities, and Corporate bonds in the amounts of $3.0 million, $1.8 million and $527 thousand respectively. The allowance valuation in Available for Sale securities declined $2.1 million reaction to recent action taken by the Federal Reserve in tightening since the beginning of the year, a reflection of the financial markets monetary policy. The Held to Maturity segment of the portfolio consisting primarily of Municipal obligations was $11.8 million versus $10.4 million at the beginning of the year.


     Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the securities portfolio at March 31, 1997 are set forth in the following tables:

          AVAILABLE FOR SALE       HELD TO MATURITY
          Amortized         Fair   Amortized Fair
          Cost            Value    Cost Value
U.S. Treasury and other
  U.S. Govt. Agencies    $105,070,589   $103,868,980   $       -      $       -
Mtg. Backed Securities   48,400,220       47,737,875   -         -
Obligations of states and
  Political subdivisions   20,172,780     20,211,673     11,758,589   11,758,589
Other bonds and notes         650,974   659,979         76,656         76,256
Corporate Stocks       3,662,834      8,890,976           -              -
          $177,956,597   $181,369,483   $ 11,835,245   $ 11,834,845

           The carrying value and weighted average yields based on amortized cost by years to maturity for securities available for sale as of March 31, 1997 are as follows (excluding corporate stocks):

                   Maturing
          Within One Year     After One, Within Five
          Amount     Yield    Amount      Yield
     U.S. Treasury and other
       U.S. Government Agencies    $  12,556,98   5.92%     $ 69,310,420   6.41%
      Mortgage Backed Securities    -         -    -         -    Obligations of
states and
       political subdivisions 3,583,113 5.16%     13,309,124     4.68%
     Other bonds and notes         507,500   9.72%          152,479   7.32%
       Total   $ 16,647,593   5.87%     $ 82,772,023   6.13%

                   Maturing

          After Five, Within Ten   After Ten Years
          Amount     Yield    Amount    Yield
     U.S. Treasury and other
       U.S. Government Agencies    $ 22,001,580   7.12%     $      -       -
     Mortgage Backed Securities    4,132,431 6.69%     43,605,444     7.86%
     Obligations of states and
       political subdivisions 2,705,534 4.56%     613,902   4.86%
     Other bonds and notes            -      -            -         -
       Total   $ 28,839,545   6.82%     $ 44,219,346   7.82%


      Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may repay obligations with or without call or prepayment penalties.


      The amortized cost and weighted average yields by years to maturity for securities held to maturity as of March 31, 1997 are as follows:

               Maturing

          Within One Year     After One, Within Five
          Amount    Yield     Amount         Yield
     Obligations of states and
       political subdivisions $ 9,319,587      3.95%   $ 1,720,205    5.30%
     Other bonds and notes          5,000    5.50%           -           -
      Total Bonds   $ 9,324,587    3.95%     $ 1,720,205    5.30%

     Maturing
          After Five, Within Ten   After Ten Years
          Amount    Yield     Amount    Yield
     Obligations of states and
      political subdivisions  $   718,797    6.67%     $      -         -
     Other bonds and notes         71,656    8.25             -         -
       Total   $   790,453    6.82%     $       -        -




      There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at March 31, 1997 in either the Available for Sale or Held to Maturity categories.


       Gross   unrealized  gains  and  gross  unrealized  losses  on  securities
Available for Sale and Held to Maturity were as follows:


          AVAILABLE FOR SALE  HELD TO MATURITY
          Unrealized     Unrealized     Unrealized     Unrealized
          Gains     Losses    Gains     Losses
     U.S. Treasury and other
       U.S. Govt. Agencies    $  143,867     $1,345,476     $    -         $   -
     Mtg. Backed Securities   -           662,345      -             -
     Obligations of states and
       Political subdivisions 145,913   107,020        -             -
     Other bonds and notes    9,005        -           -              400
     Corporate Stocks    5,228,943       -             -             -
          $5,527,728     $2,114,841     $    -         $    400

      There were no sales of securities for the three-month period ended March 31, 1997.


      Included  in  the  Corporate Stocks component  in  the  above  tables  are
15,872 shares of Student Loan Marketing Association ("Sallie Mae") at a cost basis of $5,082 and fair value of $1,511,808. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency . Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at March 31, 1997, the bank's equity portfolio held listed securities totaling $89,540 at cost with a total fair value of $3,755,126. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 17,972 shares of the Federal Home Loan Bank of New York valued at $498,200 and $1,797,200 respectively. Management has no current plans for selling these securities.


      Total loan balances increased $2.2 million or 0.76%. Business loans increased $964 thousand (1.04%) while consumer loan balances grew $1.5 million (1.30%). The growth in consumer loans can be attributed primarily to indirect auto lending as well as seasonal student loan borrowings. The above increases were somewhat offset by seasonal declines in mortgages, home equity and credit card loans. We would expect activity in these areas to improve as the year progresses, and are particularly encouraged by recent levels of activity in the mortgage area.


      Total deposits at March 31, 1997 were $450.0 million as compared to $439.6 million at the beginning of the year, a $10.4 million or 2.35%
increase. Approximately $4.7 million of this increase was in Official Checks outstanding relating to distributions made at the end of the quarter by our Trust Department associated with a large estate. While public fund balances were $2.7 million lower than balances maintained at December 31, 1996, other "Core Deposit" accounts increased $8.3 million.

      Net earnings for the first quarter of 1997 trailed last years first quarter net earnings by $69 thousand or 4.45%. Net earnings per share for the period were $0.71 on 2,072,214 average shares outstanding versus $0.74 on 2,084,611 average shares outstanding the prior year. This decline in earnings is totally related to the fact that earnings for the first quarter of 1996 included $230 thousand or $0.11 per share in net after tax realized gains on the sale of $15 million of U.S. Treasury securities. Excluding these securities gains, all other net operating earnings were $161 thousand or 12.3% ahead of last year. Earnings for the first quarter of 1997 were positively impacted by a $131 thousand (2.45%) increase in net interest income after the provision for loan losses due to a $26.8 million increase in average earning assets, this growth coming primarily in our loan portfolio which averaged $23.4 million more than the corresponding quarter in 1996. In addition to the above, other operating income improved by $137 thousand or 8.96% while other operating expenses increased only $19 thousand or 0.39%.


      As indicated on the Condensed Consolidated Statement of Cash Flows, cash and cash equivalents have increased $1.5 million since the beginning of the year as opposed to an increase of $19.5 million during the first three months of 1996. This difference is due primarily to the fact that a large amount of state aid funds to local school districts were deposited on the last business day of the first quarter in 1996, while these same state aid funds were not received this year until after quarter end.


      During  the  first  quarter of 1997, the purchase of  available  for  sale and held to maturity securities trailed maturities and sales by $1.2 million. Loan originations for the first quarter, net of repayments and other reductions of $2.9 million have exceeded proceeds from the sale of student loans of $508 thousand by $2.4 million with growth centered primarily in business loans and consumer installment loans.


      Net  cash  provided  by financing activities was $4.7 million  during  the
first   quarter  of  1997  with  deposit  balance  increases  of  $10.3  million somewhat offset by a $5.0 million decline in short term borrowings consisting of repurchase agreements. As noted previously in this discussion, while public fund deposit balances declined $2.7 million, all other deposit categories increased in total by $13.0 million with $4.7 million of this increase the result of Official Check's issued by our Trust Department relating to a large estate distribution. Excess funds provided by financing activities were invested in Federal Funds Sold which increased $3.5 million during the quarter.


      During the quarter, there were no treasury share transactions. The company did declare a cash dividend of $0.28 per share payable on April 1, 1997 to shareholders of record as of the close of business March 23, 1997. Subsequent to quarter end, on April 9, 1997, the company declared a cash dividend of $0.31 per share payable on July 1, 1997 to shareholders of record as of the close of business June 16, 1997.


      Based upon loan growth, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, management has increased the loan loss provision for the first three months from $150 thousand to $200
thousand.   At  243%  of  non-performing loans and 1.39%  of  total  loans,  the
Allowance for Loan Losses is viewed by management as adequate relative to risk. Non-performing loans at March 31, 1997 constituted 0.57% of total loans.


      Changes in the allowance for loan losses for the three months ended March 31, 1997 is as follows:

          March 31, 1997
          Amount (000's)
Balance at beginning of period     $              $ 3,975
Charge-offs:
  Domestic:
     Commercial, financial and agricultural  0
     Commercial mortgages     53
     Residential mortgages    0
     Consumer loans 160       $   213


Recoveries:
  Domestic:
     Commercial, financial and agricultural  $    4
     Commercial mortgages     0
     Residential mortgages    0
     Consumer loans     14

               $    18
Net charge-offs               $   195
Additions charged to operations              200
Balance at end of period           $ 3,980
Ratio of net charge-offs during the period
to average loans outstanding during the period              .07%



      Included in the allowance for loan losses at March 31, 1997 is an allowance for impaired loans of $313 thousand versus $341 thousand at the beginning of the year. Management distinguishes between impaired and non-accrual loans as follows:

Impaired Loans - A loan would be considered impaired when it is probable that after having considered current information and events regarding the borrower's ability to repay their obligations, the corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Non-Accrual Loans - A loan is placed on non-accrual when it becomes past due and is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer loan (not guaranteed by a government agency) or a real estate loan which becomes 120 days delinquent unless, because of collateral or other circumstances, it is deemed to be collectible. When placed on non-accrual, previously accrued interest is reversed. Loans may also be placed in non-accrual if management believes such classification is warranted for other reasons.
      At March 31, 1997, the allocation of the allowance for loan losses is as follows:

                    Reported Period
                    March 31, 1997
Balance at end of period
applicable to:
                    Percent of Loans in each
          Amount         Category to Total Loans

Domestic:
  Commercial, financial
    and agricultural          1,883,520           32.45%
  Commercial mortgages        198,776             3.10%
  Residential mortgages       52,139              24.20%
  Consumer loans    506,076             40.25%

Unallocated:   1,339,556           N/A

Total          $3,980,067               100.00%

      For the periods ended March 31, 1997 and December 31, 1996, the following table summarized the Company's non-accrual and past due loans:

                    Amounts (000's)

          March 31, 1997      December 31, 1996
Non-accrual loans   $1,481              $1,494

Accruing loans past due  $  156              $  226
  90 days or more

      At March 31, 1997, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At March 31, 1997, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

      On March 31, 1997, the Company consolidated leverage ratio was 8.94%. The Tier I and Total Risk Adjusted Capital ratios were 15.86% and 17.11%, respectively.

PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders



      The Annual Meeting of Shareholders was held April 8, 1997 for the sole purpose of electing six board members, all currently serving. All six of
the  nominees  were  proposed for three-year terms.   Proxies  for  the  meeting
were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's proposal.



      Voting at said meeting for the proposed election of nominees was as follows:

                    Shares
                    Voted     Shares
Nominee              "For"         "Withheld"

Three-Year Terms:


David J. Dalrymple  1,773,614 1,407
Richard H. Evans         1,773,614 1,407
Edward B. Hoffman   1,772,143 2,878
John F. Potter      1,770,262 4,759
William C. Ughetta  1,773,614 1,407
Jan P. Updegraff         1,773,614 1,407


       Of   the  2,072,214  outstanding  shares  eligible  for  voting  at  said meeting, 297,193 shares were not voted.



      The following are members of the board of directors whose terms have not expired and who continued in office following the meeting: Robert E. Agan, John W. Bennett, Donald L. Brooks, Jr., Robert H. Dalrymple, Natalie
B. Kuenkler, Stephen M. Lounsberry III, Boyd McDowell II, Thomas K. Meier, Ralph H. Meyer, Samuel J. Semel, Charles M. Streeter, Jr., Richard W. Swan, William A. Tryon, Nelson Mooers van den Blink.
Item 6.        Exhibits and Reports on Form 8-K

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

      (3.2)           Bylaws  of  the  Registrant, as amended  to  February  14,
1996
               are incorporated herein by reference to Exhibit A of the registrant's Form 10-Q for the quarter ended March 31, 1996, File No.0-13888.


     (27)      Financial Data Schedule (EDGAR version only)

     (b)  Reports on Form 8-K

                During the quarter ended March 31, 1997, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.









                                SIGNATURES




Pursuant  to  the  requirements of the Securities Exchange  Act  of  1934,   the
registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                       CHEMUNG FINANCIAL CORPORATION



DATE:          May 1, 1997    /s/ John W. Bennett
                    John W. Bennett
                    Chairman & CEO



DATE:          May 1, 1997    /s/ John R. Battersby
                    John R. Battersby
                    Treasurer