Form 10-Q
period 1997-06-30
CHEMUNG FINANCIAL CORP
filed 1997-07-25
CIK 763563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                                 FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly period ended June 30, 1997

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997:

        Common Stock, $5 par value -- outstanding 2,072,214 shares






               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                                   INDEX


                                                      PAGE

PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements


           Condensed Consolidated Balance Sheets             1

           Condensed Consolidated Statements of Income       2

           Condensed Consolidated Statements of Cash Flow    3

           Notes to Condensed Consolidated Financial
           Statements                                             4


Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          5


PART II.   OTHER INFORMATION


Item 6:    Exhibits and Reports on Form 8-K                 12


           All other items required by Part II are either inapplicable or would require an answer which is negative.




SIGNATURES                                                  34
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30       Dec. 31
                                                    1997           1996
ASSETS
Cash and due from banks                       $ 32,915,887   $ 31,103,374
Int.-bearing deposits with other financial inst. 1,133,205        151,920
Federal funds sold                               2,500,000        500,000
Securities held to maturity, fair value of
  $6,708,318 in 1997 and $10,351,440 in 1996     6,708,324     10,351,840
Securities available for sale, at fair value   187,547,247    185,365,478
Loans, net of unearned income and deferred fees296,915,409    283,720,981
Allowance for loan losses                        (4,024,253)    (3,975,000)

Loans,     net                                                       292,891,156
279,745,981

Bank premises and equipment, net                 9,488,252      9,712,633
Intangible assets,
  net of accumulated amortization                7,109,282      7,402,934
Other     assets                                                       8,824,080
7,878,811


Total     assets                                                    $549,117,433
$532,212,971


LIABILITIES

Deposits:  Non-interest bearing               $ 86,492,302   $ 86,049,289
           Interest bearing                    370,998,965    353,600,054

Total deposits                                 457,491,266    439,649,343

Securities sold under agreement to repurchase   12,973,783     14,371,140
Long term borrowing                             10,000,000     10,000,000
Other liabilities                               10,436,550     12,072,289


Total liabilities                              490,901,600    476,092,772


SHAREHOLDERS' EQUITY

Common Stock, $5.00 par value per share;
 authorized 3,000,000 shares, issued: 2,150,067 10,750,335     10,750,335
Surplus                                         10,101,804     10,101,804
Retained earnings                               35,702,107     33,885,269
Treasury stock, at cost (77,853 shares in 1997 and 1996)(1,925,118)(1,925,118)
Net unrealized gain on securities
  available for sale, net of taxes               3,586,705      3,307,909

Total shareholders' equity                      58,215,833     56,120,199


Total liabilities & shareholders' equity      $549,117,433   $532,212,971


See Accompanying Notes to Condensed Consolidated Financial Statements



                  CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME









                           6 Months Ended              3 Months Ended
                              June. 30                  June 30
INTEREST INCOME            1997        1996         1997      1996
Loans                   $13,043,587$12,344,509    $6,644,476$6,261,255
Securities                6,128,816 5,657,933      3,146,757 2,918,763
Federal funds sold          121,706   220,461         52,115    88,503
Interest bearing deposits    105,832    136,114       59,705    51,843

Total interest income    19,399,941 18,359,017     9,903,053 9,320,364


INTEREST EXPENSE

Deposits                  7,262,102 7,081,687      3,774,074 3,663,527
Securities sold under agreement
to repurchase and funds borrowed  669,212  237,376   329,252   104,856

Total interest expense    7,931,315 7,319,063      4,103,327 3,768,383


Net interest income      11,468,62711,039,954      5,799,727 5,551,981
Provision for loan losses   450,000   300,000        250,000   150,000

Net interest income after
provision for loan losses11,018,62710,739,954      5,549,727 5,401,981

Realized gains-security trans., Net    31,544        384,152    31,544     0

Other operating income    3,384,510 3,130,720      1,714,211 1,597,753

Total other operating income3,416,0543,514,872     1,745,755 1,597,753
Other operating expenses  9,817,646 9,841,799      4,903,212 4,946,298


Income before income taxes 4,617,035 4,413,027     2,392,270 2,053,436
Income taxes              1,577,591 1,528,200        830,330   714,855

Net Income               $3,039,444$2,884,827     $1,561,940$1,338,581


Net Income per Share          $1.47     $1.39          $0.75     $0.64






See Accompanying Notes to Condensed Consolidated Financial Statements


              CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Six Months Ended
                                                            June 30

                                                   1997           1996
OPERATING ACTIVITIES
Net income                                     $ 3,039,444    $ 2,884,827

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of intangible assets                293,651        293,652
  Provision for loan losses                        450,000        300,000
  Provision for depreciation and amortization      760,268        728,930
  Amortization of premiums and discounts on securities, net143,436  168,613
  Gain on sales of securities, net                 (31,544)       (384,152)
  (Increase) decrease in other assets              (945,268)     (536,186)
  Increase (decrease) other liabilities          (1,697,905)       18,400

     Net cash provided by operating activities   2,012,082      3,474,084


INVESTING ACTIVITIES

  Proceeds from maturities of securities - AFS  14,551,871     23,840,554
  Proceeds from maturities of securities -HTM    8,169,710      3,079,362
  Proceeds from sales of securities - AFS        5,238,524     15,207,777
  Purchases of securities - AFS                (21,805,261)    (51,400,518)
  Purchases of securities - HTM                 (4,526,192)     (7,108,301)
  Purchases of premises and equipment, net         (535,887)      (555,257)
  Loan originations, net of repayments
       and other reductions                     (14,753,641)   (16,512,850)
  Proceeds from sales of student loans           1,158,466      1,175,546


     Net cash used by investing activities      (12,502,410)  (32,273,687)


FINANCING ACTIVITIES

  Net increase (decrease) in demand deposits,
    NOW, savings and insured money markets       8,754,053     (6,928,195)
  Net increase (decrease) in certificates of
    deposit and individual retirement accounts   9,087,870     31,063,537
  Net increase (decrease) in short term
    borrowings                                  (1,397,357)    (4,786,168)
  Sale of treasury shares                                0        202,020
  Purchase of treasury shares                            0        (279,425)
  Cash dividends paid                            (1,160,440)    (1,041,615)


     Net cash provided by financing activities  15,284,126     18,230,154

  Net increase (decrease) in cash and
    cash equivalents                             4,793,798    (10,569,449)
  Cash and cash equivalents at beginning of year 31,755,294    37,383,798

  Cash and cash equivalents at end of period   $36,549,092    $26,814,349

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

2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, and results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

3. Net income per share for the periods presented have been computed by dividing net income by 2,072,214 weighted average shares outstanding for June 30, 1997 and 2,081,988 weighted average shares outstanding for June 30, 1996.

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

5. On June 28, 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. The Company adopted SFAS No. 125 on January 1, 1997 and there was no material impact on the Company's financial statements.

     The FASB issued SFAS No. 128 Earnings Per Share in February 1997 effective for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the computation of Earnings Per Share
     (EPS) and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement. The adoption of SFAS No. 128 should have no effect on earnings per share as the Company does not have a complex capital structure.

     In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 123 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

       Total assets at June 30, 1997 were $549.1 million, an increase of $16.9 million (3.18%) from the beginning of the year.


       The Available for Sale segment of the securities portfolio totaled $187.5 million as compared to $185.4 million at the beginning of the year. At amortized cost, increases in Municipal Bonds ($2.9 million) Federal Agency Bonds ($1.6 million) and Mortgage Backed Securities ($1.1 million) were somewhat offset by decreases in U.S. Treasury Notes ($3.1 million), Corporate Bonds ($554 thousand) and Stocks ($203 thousand). The allowance valuation for Available for Sale securities has increased by $451 thousand since year end `96 highlighted by the strong performance of the Bank's equity portfolio. The Held to Maturity segment of the portfolio consisting primarily of Municipal obligations totaled $6.7 million at June 30, 1997 versus $10.4 million at the beginning of the year.


       Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the securities portfolio at June 30, 1997 are set forth in the following tables:

                          AVAILABLE  FOR  SALE                    HELD   TO
MATURITY
                    Amortized        Fair            Amortized    Fair
                       Cost          Value             Cost        Value
U.S. Treasury and other
  U.S. Govt. Agencies  $103,021,741$102,740,414  $       -    $       -
Mtg. Backed Securities   51,274,029  51,344,083          -            -
Obligations of states and
  Political subdivisions  23,196,189  23,362,244     6,631,668    6,631,668
Other bonds and notes       624,437    628,693          76,656       76,650
Corporate Stocks          3,458,982   9,471,813          -            -
                       $181,575,378$187,547,247    $ 6,708,324  $ 6,708,318

       The carrying value and weighted average yields based on amortized cost by years to maturity for securities available for sale as of June 30, 1997 are as follows (excluding corporate stocks):

                                                   Maturing
                                Within One Year         After One, Within Five
                             Amount        Yield          Amount     Yield
     U.S. Treasury and other
       U.S. Government Agencies$  9,566,4796.45%      $ 68,899,545    6.35%
     Mortgage Backed Securities    -        -                -         -
     Obligations of states and
       political subdivisions   5,106,773  4.67%        11,788,889    4.75%
     Other bonds and notes        503,125  9.72%           125,568    7.32%
       Total                 $ 15,176,377  5.96%      $ 80,814,002    6.12%

                                                   Maturing
                          After Five, Within Ten        After Ten Years
                             Amount        Yield         Amount      Yield
     U.S. Treasury and other
       U.S. Government Agencies$ 24,274,3907.12%     $      -          -
     Mortgage Backed Securities 4,022,219  6.69%        47,321,864    7.82%
     Obligations of states and
       political subdivisions   6,192,029  4.74%           274,553    4.90%
     Other bonds and notes          -       -                -            -
       Total                 $ 34,488,638  6.63%      $ 47,596,417    7.81%

      Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may repay obligations with or without call or prepayment penalties.


      The amortized cost and weighted average yields by years to maturity for securities held to maturity as of June 30, 1997 are as follows:

                                                 Maturing

                               Within One Year       After One, Within Five
                             Amount       Yield       Amount         Yield
Obligations of states and
  political subdivisions      $ 4,249,484  4.04%       $ 1,675,887    5.22%
Other bonds and notes               5,000  5.50%            -           -
  Total Bonds                 $ 4,254,484  4.04%       $ 1,675,887    5.22%

                                                 Maturing
                           After Five, Within Ten         After Ten Years
                             Amount       Yield          Amount      Yield
Obligations of states and
 political subdivisions       $   706,297  6.66%      $      -          -
Other bonds and notes             71,656  8.25               -          -
  Total                       $   777,953  6.81%      $      -          -

      There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at June 30, 1997 in either the Available for Sale or Held to Maturity categories.


      Gross unrealized gains and gross unrealized losses on securities Available for Sale and Held to Maturity were as follows:

                                AVAILABLE FOR SALE     HELD TO MATURITY
                           Unrealized Unrealized       UnrealizedUnrealized
                              Gains     Losses            Gains   Losses
U.S. Treasury and other
  U.S. Govt. Agencies      $  394,144   $675,471      $    -     $   -
Mtg. Backed Securities       242,320     172,267           -         -
Obligations of states and
  Political subdivisions      199,319     33,264           -         -
Other bonds and notes           4,256      -               -           6
Corporate Stocks            6,012,832      -               -         -
                           $6,852,871   $881,002      $    -     $      6

      Realized net gains on sales of securities Available for Sale for the six-month period ended June 30, 1997 were $31,544.


      Included in the Corporate Stocks component in the above tables are 15,833 shares of Student Loan Marketing Association ("Sallie Mae") at a cost basis of $5,069 and fair value of $2,010,791. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency . Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at June 30, 1997, the bank's equity portfolio held listed securities totaling $89,540 at cost with a total fair value of $4,074,580. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the Bank portfolio are 9,964 shares of Federal Reserve Bank and 17,972 shares of the Federal Home Loan Bank of New York valued at $498,200 and $1,797,200 respectively. Management has no current plans for selling these securities.


      Total loan balances have increased $13.2 million or 4.65% since the beginning of the year. Approximately 88% of this increase is in the business loan segment of our portfolio which has increased $11.6 million (12.48%). The growth in this segment of our loans is in large part due to the purchase of an $8.4 million block of loans during the second quarter. The consumer loans segment of the loan portfolio has increased $2.2 million (1.92%) since the beginning of the year due to the continued steady growth in our indirect auto lending program. The growth we have seen in this area ($2.8 million) has been somewhat offset by declines in our home equity and credit card portfolios of $589 thousand and $190 thousand respectively. Mortgage balances have declined $566 thousand thusfar this year with the mortgage portfolio having been influenced by the payoff during the second quarter of three large mortgages totaling approximately $1.2 million. With the introduction during the second quarter of a new term home equity product as well as ongoing promotion of both our mortgage and credit card products, we look forward to increased levels of activity in these areas.


      Total deposits at June 30, 1997 were $457.5 million as compared to $439.6 million at the beginning of the year, a $17.8 million or 4.06% increase. Public fund balances at June 30, 1997 were $2.4 million higher than balances maintained at December 31, 1996, while other "Core Deposit" accounts have increased by $15.4 million.


     Net earnings for the second quarter were $1.562 million as compared to $1.339 million for the second quarter of 1996, a $223 thousand or 16.69% increase. Net earnings per share for the quarter increased by $0.11 or 17.19% when compared to last year. Strong second quarter results as compared with last year are due to several factors. Net Interest Income after the Provision for Loan Losses was $148 thousand higher despite the second quarter provision being $100 thousand greater than last year. During the second quarter of this year realized gains from the sale of Available for Sale securities totaled $32 thousand. No gains were realized during the second quarter of 1996. Additionally, other operating income increased by $116 thousand while other operating expenses were $43 thousand less than last year.


      Net earnings for the six month period ended June 30, 1997 were $3.039 million, a $155 thousand or 5.36% increase over last years six month results. Net earnings per share for the six month period were $1.47 versus $1.39 the prior year, an increase of $0.08 (5.76%) on 9,774 fewer average shares outstanding. Earnings growth thusfar in 1997 is more impressive when the fact that the 1996 earnings included approximately $230 thousand or $0.11 per share in net after tax realized gains on the sale of Available for Sale securities as compared to $19 thousand or $0.01 per share in after tax securities gains taken thusfar in 1997 is taken into account. Excluding securities gains all other net operating earnings for the first six months of 1997 are $366 thousand or 13.78% ahead of last year. Earnings for the first six months have been positively impacted by a $279 thousand increase in Net Interest Income despite a $150 thousand increase in the Provision for Loan Losses. This is reflective of the fact that average earning assets year to date have increased by $24.5 million, $21.6 million of this increase in the loan portfolio. In addition to the above, other operating income has increased by $254 thousand or 8.11% while other operating expenses are $24 thousand or 0.25% lower than at this time last year.


      As indicated on the Condensed Consolidated Statement of Cash Flows, cash and cash equivalents have increased $4.8 million since year end 1996. The primary source of cash during the six month period ended June 30, 1997 have been proceeds from the sales and maturity of securities ($28.0 million), an increase in deposit accounts ($17.8 million) and net cash provided by operating activities ($2.0 million). Cash proceeds generated from the above have been used primarily to fund purchases of securities ($26.3 million), net loan originations ($14.8 million), net investment in fixed assets ($536 thousand) and cash dividends ($1.2 million), with excess funds invested in overnight Fed Funds and interest bearing deposits.
     During the quarter and through the first six months of this year there have been no treasury share transactions. During the second quarter, the Company declared a cash dividend of $0.31 per share, representing a 10.71% increase over the previous quarterly dividend of $0.28 per share. Also during the second quarter, the Bank paid a special dividend of $2.5 million up to the holding company with these funds to be used for future investment purposes.


      Based upon loan growth, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, management has increased the loan loss provision for the first six months from $300 thousand to $450 thousand. At June 30, 1997 the Allowance for Loan Losses represents 282% of non-performing loans and 1.36% of total loans. Non-performing loans at June 30, 1997 constituted 0.48% of total loans.


     Changes in the allowance for loan losses for the six months ended June 30, 1997 is as follows:

                                                         June 30, 1997
                                                         Amount (000's)
Balance at beginning of period                 $                $ 3,975
Charge-offs:
  Domestic:
     Commercial, financial and agricultural         60
     Commercial mortgages                           53
     Residential mortgages                           0
     Consumer loans                                331          $   444


Recoveries:
  Domestic:
     Commercial, financial and agricultural     $    7
     Commercial mortgages                            0
     Residential mortgages                           0
     Consumer loans                                 36

                                                                $    43
Net charge-offs                                                 $   401
Additions charged to operations                                     450
Balance at end of period                                        $ 4,024
Ratio of net charge-offs during the period
to average loans outstanding during the period                     .14%

      Included in the allowance for loan losses at June 30, 1997 is an allowance for impaired loans of $254 thousand versus $341 thousand at the beginning of the year. Management distinguishes between impaired and non-accrual loans as follows:

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

      At June 30 31, 1997, the allocation of the allowance for loan losses is as follows:

                                              Reported Period
                                               June 30, 1997
Balance at end of period
applicable to:
                                              Percent of Loans in each
                                 Amount            Category to Total Loans
Domestic:
  Commercial, financial
    and agricultural           1,834,531          34.86%
  Commercial mortgages          141,234            2.49%
  Residential mortgages          31,680           23.70%
  Consumer loans                518,456           38.95%

Unallocated:                     1,498,352           N/A

Total                          $4,024,253          100.00%

      For the periods ended June 30, 1997 and December 31, 1996, the following table summarized the Company's non-accrual and past due loans:

                                         Amounts (000's)

                       June 30, 1997                  December 31, 1996
           Non-accrual loans  $  922                        $1,494

           Accruing loans past due$  503                    $  226
             90 days or more

      At June 30, 1997, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At June 30, 1997, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

      On June 30, 1997, the Company consolidated leverage ratio was 8.93%. The Tier I and Total Risk Adjusted Capital ratios were 15.55% and 16.80%, respectively.

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

      (3.2)     Bylaws of the Registrant, as amended to April 9, 1997.
                                  Exhibit A

      (27) Financial Data Schedule (EDGAR version only)

      (b)  Reports on Form 8-K

           During the quarter ended June 30, 1997, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.
                               FORM  10 - Q
                             QUARTERLY REPORT
                               EXHIBIT INDEX

                      FOR PERIOD ENDING JUNE 30, 1997

                       CHEMUNG FINANCIAL CORPORATION
                             ELMIRA, NEW YORK



EXHIBIT A       Amended Bylaws Effective April 9, 1997

                (A copy of the Bylaws exhibit filed with the Securities and Exchange Commission may be obtained upon request by writing to the registrant's
                Corporate Secretary.)

                 CHEMUNG FINANCIAL CORPORATION

                            BY-LAWS

                    Amended to April 9, 1997

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

SECTION 13.   Interested Directors

     No contract or other transaction between a corporation and one or more of its directors, or between a corporation and any other corporation, firm, association or other entity in which one or more of its directors, or officers, are directors or have a substantial financial interest, shall be either void or voidable for this reason alone or by reason alone that such director or directors are present at the meeting of the Board, or of a committee thereof, which approves such contract or transaction or that his or their votes are counted for such purpose:

     1. If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the Board or committee, and the Board or committee approves such contract or transac-tion by a vote sufficient for such purpose without counting the vote of such interested director or, if the votes of the disinterested directors are insufficient to constitute an act of the Board as defined in Section 9 of this Article, by unanimous vote of the disinterested directors; or
     2. If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the sharehold-ers entitled to vote thereon, and such contract or transaction is approved vote of such shareholders; or
     3. If the contract or transaction is affirmatively established by the party or parties thereto to be fair and reasonable as to the corporation at the time it was approved by the Board, a committee thereof, or the shareholders.

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

SECTION 15.   Executive Committee and Other Committees

      The Board of Directors by resolution adopted by a majority of the entire Board, may designate from among its members an executive committee and other committees, each consisting of three or more directors, and each of which shall have and may exercise such powers as shall be conferred or authorized by the resolution appointing it, except that no such committee shall have authority as to the following matters:

     1. The submission to shareholders of any action that needs shareholders' approval;
     2. The filling of vacancies in the Board of Directors or in any committee:
3. The fixing of compensation of the directors for serving on the Board of Directors or on any committee;
4.   The amendment or repeal of the By-Laws or the adoption of new By-Laws;
     5.   The amendment or repeal or any resolution of the Board of Directors.

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

                       CHEMUNG FINANCIAL CORPORATION



DATE:                                          July 25, 1997  /s/  John  W.
Bennett
                                              John W. Bennett
                                              Chairman & CEO



DATE:                                          July 25, 1997  /s/  John  R.
Battersby Jr.
                                              John R. Battersby Jr.
                                              Treasurer