Form 10-Q
period 1997-09-30
CHEMUNG FINANCIAL CORP
filed 1997-10-31
CIK 763563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                                 FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly period ended September 30, 1997

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997:

        Common Stock, $5 par value -- outstanding 2,071,764 shares






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
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Sept. 30       Dec. 31
                                                    1997           1996
ASSETS
Cash and due from banks                       $ 28,132,084   $ 31,103,374
Int.-bearing deposits with other financial inst. 1,321,397        151,920
Federal funds sold                               6,500,000        500,000
Securities held to maturity, fair value of
  $6,146,014 in 1997 and $10,351,440 in 1996     6,146,020     10,351,840
Securities available for sale, at fair value   188,518,551    185,365,478
Loans, net of unearned income and deferred fees293,510,096    283,720,981
Allowance for loan losses                        (4,152,210)    (3,975,000)

Loans,     net                                                       289,357,886
279,745,981

Bank premises and equipment, net                 9,766,397      9,712,633
Intangible assets,
  net of accumulated amortization                6,962,457      7,402,934
Other     assets                                                       9,108,363
7,878,811


Total     assets                                                    $545,813,155
$532,212,971


LIABILITIES

Deposits:  Non-interest bearing               $ 82,367,424   $ 86,049,289
           Interest bearing                    370,518,694    353,600,054

Total deposits                                 452,886,118    439,649,343

Securities sold under agreement to repurchase   12,494,031     14,371,140
Long term borrowing                             10,000,000     10,000,000
Other liabilities                               10,299,499     12,072,289


Total liabilities                              485,679,648    476,092,772


SHAREHOLDERS' EQUITY

Common Stock, $5.00 par value per share;
 authorized 3,000,000 shares, issued: 2,150,067 10,750,335     10,750,335
Surplus                                         10,101,804     10,101,804
Retained earnings                               36,703,020     33,885,269
Treasury stock, at cost (78,303 shares in 1997 and
                        77,853 shares in 1996)   (1,940,868)    (1,925,118)
Net unrealized gain on securities
  available for sale, net of taxes               4,519,216      3,307,909

Total shareholders' equity                      60,133,507     56,120,199


Total liabilities & shareholders' equity      $545,813,155   $532,212,971


See Accompanying Notes to Condensed Consolidated Financial Statements


                  CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME









                           9 Months Ended              3 Months Ended
                              Sept. 30                 Sept. 30
INTEREST INCOME            1997        1996         1997      1996
Loans                   $19,857,579$18,796,661    $6,813,992$6,452,152
Securities                9,144,038 8,596,723      3,015,222 2,938,790
Federal funds sold          205,075   267,333         83,369    46,872
Interest bearing deposits   191,776    155,284        85,944    19,170

Total interest income    29,398,46827,816,001      9,998,527 9,456,984


INTEREST EXPENSE

Deposits                 11,022,37510,690,446      3,760,273 3,608,759
Securities sold under agreement
to repurchase and funds borrowed 1,004,198   418,417   334,986   181,041

Total interest expense   12,026,57311,108,863      4,095,259 3,789,800


Net interest income      17,371,89516,707,138      5,903,268 5,667,184
Provision for loan losses   738,583   450,000        288,583   150,000

Net interest income after
provision for loan losses16,633,31216,257,138      5,614,685 5,517,184

Realized gains-security trans., Net   143,010        539,967   111,466     155,815

Other operating income    5,114,746 4,708,683      1,730,236 1,577,963

Total other operating income5,257,7565,248,650     1,841,702 1,733,778
Other operating expenses 14,749,39914,719,776      4,931,753 4,877,977


Income before income taxes 7,141,669 6,786,012     2,524,634 2,372,985
Income taxes              2,459,065 2,377,365        881,474   849,165

Net Income              $ 4,682,604$4,408,647     $1,643,160$1,523,820


Net Income per Share          $2.26     $2.12          $0.79     $0.73






See Accompanying Notes to Condensed Consolidated Financial Statements



              CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Nine Months Ended
                                                            Sept. 30

                                                   1997           1996
OPERATING ACTIVITIES
Net income                                     $ 4,682,604    $ 4,408,647

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of intangible assets                440,477        440,477
  Provision for loan losses                        738,583        450,000
  Provision for depreciation and amortization    1,140,402      1,093,395
  Amortization of premiums and discounts on securities, net223,813  243,307
  Gain on sales of securities, net                (143,010)       (539,967)
  (Increase) decrease in other assets            (1,229,552)     (141,406)
  Increase (decrease) other liabilities          (1,834,817)     (572,071)

     Net cash provided by operating activities   4,018,500      5,382,382


INVESTING ACTIVITIES

  Proceeds from maturities of securities - AFS  24,917,456     39,478,826
  Proceeds from maturities of securities -HTM   10,837,142      4,897,837
  Proceeds from sales of securities - AFS       10,288,578     37,401,588
  Purchases of securities - AFS                (37,228,605)    (83,305,749)
  Purchases of securities - HTM                 (6,631,320)     (7,491,479)
  Purchases of premises and equipment, net       (1,194,166)      (720,723)
  Loan originations, net of repayments
       and other reductions                     (13,294,206)   (21,920,759)
  Proceeds from sales of student loans           2,943,718      2,932,492


     Net cash used by investing activities       (9,361,403)  (28,727,967)


FINANCING ACTIVITIES

  Net increase (decrease) in demand deposits,
    NOW, savings and insured money markets      (1,213,272)    (7,742,298)
  Net increase (decrease) in certificates of
    deposit and individual retirement accounts  14,450,047     21,015,655
  Net increase (decrease) in short term
    borrowings                                  (1,877,109)     1,986,647
  Sale of treasury shares                                0        202,020
  Purchase of treasury shares                      (15,750)       (296,849)
  Cash dividends paid                            (1,802,826)    (1,561,425)


     Net cash provided by financing activities   9,541,090     13,603,750

  Net increase (decrease) in cash and
    cash equivalents                             4,198,187     (9,741,835)
  Cash and cash equivalents at beginning of year 31,755,294    37,383,798

  Cash and cash equivalents at end of period   $35,953,481    $27,641,963

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

2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, and results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

3. Net income per share for the periods presented have been computed by dividing net income by 2,072,164 weighted average shares outstanding for September 30, 1997 and 2,080,955 weighted average shares outstanding for September 30, 1996.

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

     In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

       Total assets at September 30, 1997 were $545.8 million, an increase of $13.6 million or 2.56% from the beginning of the year.


       The Available for Sale segment of the securities portfolio totaled $188.5 million as compared to $185.4 million at the beginning of the year. At amortized cost, increases in Municipal Bonds ($5.4 million) and Mortgage Backed Securities ($9.0 million) were somewhat offset by decreases in U.S. Treasury Notes ($8.5 million), Federal Agency Bonds ($3.4 million), Corporate Bonds ($1.1 million) and Stocks ($207 thousand). The allowance valuation for Available for Sale securities has increased by $2.0 million since year end 1996 a reflection of the financial market's reaction to sustained economic growth with low inflation. The Held to Maturity segment of the portfolio consisting primarily of Municipal obligations totaled $6.1 million at September 30, 1997 versus $10.4 million at the beginning of the year.


       Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the securities portfolio at September 30, 1997 are set forth in the following tables:

                          AVAILABLE  FOR  SALE                    HELD   TO
MATURITY
                    Amortized        Fair            Amortized    Fair
                       Cost          Value             Cost        Value
U.S. Treasury and other
  U.S. Govt. Agencies  $ 92,605,833$ 92,950,786  $       -    $       -
Mtg. Backed Securities   59,195,953  59,605,693          -            -
Obligations of states and
  Political subdivisions  25,632,707  25,950,727     6,069,364    6,069,364
Other bonds and notes       100,628    101,327          76,656       76,650
Corporate Stocks          3,458,928   9,910,018          -            -
                       $180,994,049$188,518,551    $ 6,146,020  $ 6,146,014

       The carrying value and weighted average yields based on amortized cost by years to maturity for securities available for sale as of September 30, 1997 are as follows (excluding corporate stocks):

                                                   Maturing
                                Within One Year         After One, Within Five
                             Amount        Yield          Amount     Yield
     U.S. Treasury and other
       U.S. Government Agencies$ 11,081,4356.44%      $ 55,288,105    6.21%
     Mortgage Backed Securities    -        -                -         -
     Obligations of states and
       political subdivisions   5,564,656  4.61%        11,066,654    4.76%
     Other bonds and notes          -       -              101,327    7.32%
       Total                 $ 16,646,091  5.77%      $ 66,456,086    5.97%

                                                   Maturing
                          After Five, Within Ten        After Ten Years
                             Amount        Yield         Amount      Yield
     U.S. Treasury and other
       U.S. Government Agencies$ 26,581,2467.09%     $      -           -
     Mortgage Backed Securities 3,863,729  6.69%        55,741,964    7.60%
     Obligations of states and
       political subdivisions   9,038,205  4.66%           281,212    4.90%
       Other   bonds  and   notes            -         -                  -
-
       Total                 $ 39,483,180  6.50%      $ 56,023,176    7.58%

      Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may prepay obligations with or without call or prepayment penalties.


      The amortized cost and weighted average yields by years to maturity for securities held to maturity as of September 30, 1997 are as follows:

                                                 Maturing

                               Within One Year       After One, Within Five
                             Amount       Yield       Amount         Yield
Obligations of states and
  political subdivisions      $ 3,761,254  3.92%       $ 1,672,273    5.20%
Other bonds and notes               5,000  5.50%            -           -
  Total Bonds                 $ 3,766,254  3.92%       $ 1,672,273    5.20%

                                                 Maturing
                           After Five, Within Ten         After Ten Years
                             Amount       Yield          Amount      Yield
Obligations of states and
 political subdivisions       $   635,837  6.77%      $      -          -
Other bonds and notes             71,656  8.25               -          -
  Total                       $   707,493  6.92%      $      -          -

      There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at September 30, 1997 in either the Available for Sale or Held to Maturity categories.


      Gross unrealized gains and gross unrealized losses on securities Available for Sale and Held to Maturity were as follows:


                                AVAILABLE FOR SALE     HELD TO MATURITY
                           Unrealized Unrealized       UnrealizedUnrealized
                              Gains     Losses            Gains   Losses
U.S. Treasury and other
  U.S. Govt. Agencies      $  582,992   $238,039      $    -     $   -
Mtg. Backed Securities       479,047      69,307           -         -
Obligations of states and
  Political subdivisions      326,202      8,182           -         -
Other bonds and notes             699      -               -           6
Corporate Stocks            6,451,090      -               -         -
                           $7,840,030   $315,528      $    -     $      6

      Realized net gains on sales of securities Available for Sale for the nine-month period ended September 30, 1997 were $143,010.


      Included in the Corporate Stocks component in the above tables are 15,665 shares of SLM Holding Corp., formerly known as Student Loan
Marketing Association ("Sallie Mae") at a cost basis of $5,016 and fair value of $2,122,608. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency . Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at September 30, 1997, the bank's equity portfolio held listed securities totaling $89,540 at cost with a total fair value of $4,400,968. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the Bank portfolio are 9,964 shares of Federal Reserve Bank and 17,972 shares of the Federal Home Loan Bank of New York valued at $498,200 and $1,797,200 respectively. Management has no current plans for selling these securities.


      Total loan balances have increased $9.8 million or 3.45% since the beginning of the year. $7.2 million of this increase is in the business loan segment of our portfolio with this growth due to the purchase of an $8.4 million block of loans during the second quarter of this year. Total consumer loans have increased $2.1 million (1.84%) since the beginning of the year due primarily to increases in our indirect auto lending program. In addition to growth in this area ($3.6 million), our term home equity product introduced during the second quarter has grown to $817 thousand in outstandings. The above has been offset by declines in our revolving home equity loans ($1.3 million) as well as a $970 thousand decrease in student loans due to seasonal sales to Sallie Mae. Our mortgage portfolio has grown by $416 thousand since the beginning of the year.

      Total deposits at September 30, 1997 were $452.9 million as compared to $439.6 million at the beginning of the year, a $13.3 million or 3.01% increase. Public fund balances at September 30, 1997 were $774 thousand lower than balances maintained at December 31, 1996, while other "Core Deposit" accounts have increased by $14.0 million.


      Net earnings for the third quarter were $1.643 million as compared to $1.524 million for the third quarter of 1996, a $119 thousand or 7.8% increase. Net earnings per share for the quarter increased by $0.06 or 8.2%. Net Interest Income after the Provision for Loan Losses increased $98 thousand despite the third quarter provision being $139 thousand greater than last year. While realized gains from the sale of Available for Sale securities were $44 thousand lower than gains taken in the third quarter of 1996, all other operating income increased by $152 thousand or 9.65%. Other operating expenses increased by $54 thousand or 1.10%.


      Net earnings for the nine months ended September 30, 1997 were $4.683 million, a $274 thousand or 6.21% increase over the nine months ended September 30, 1996. On a per share basis, net earnings for the nine month period were $2.26 versus $2.12 the prior year, an increase of $0.14 (6.60%) on 8,791 fewer average shares outstanding. The earnings growth thusfar in 1997 is more impressive considering that 1996 earnings included approximately $324 thousand or $0.16 per share in net after tax realized gains on the sale of Available for Sale securities as compared to $86 thousand or $0.04 per share in after tax securities gains thusfar in 1997. Excluding securities gains, all other net operating earnings for the first nine months of 1997 are $512 thousand or 12.52% ahead of last year. Earnings for the first nine months have been positively impacted by a $376 thousand increase in Net Interest Income despite a $289 thousand increase in the Provision for Loan Losses. This is reflective of the fact that average earning assets year to date have increased by $23.5 million, $19.2 million of this increase in the loan portfolio. In addition to the above, other operating income has increased by $406 thousand or 8.62%, while other operating expenses have increased by only $30 thousand or 0.20%.


      As indicated on the Condensed Consolidated Statement of Cash Flows, cash and cash equivalents have increased $4.2 million since year end 1996. The primary sources of cash during the nine month period ended September 30, 1997 have been proceeds from the sales and maturity of securities ($46.0 million), an increase in deposit accounts ($13.2 million) and net cash provided by operating activities ($4.0 million). Cash proceeds generated from the above sources have been used primarily to fund the purchase of securities ($43.9 million), net loan originations ($10.4 million), net investment in fixed assets ($1.2 million) reduction of short term borrowings ($1.9 million) and the payment of cash dividends ($1.8 million), with excess funds invested in overnight Fed Funds and interest bearing deposits.
      During the nine months ended September 30, 1997, the Company acquired 450 treasury shares at an average price of $35.00 per share. No treasury shares have been sold thusfar in 1997. During the quarter, the Company declared a cash dividend of $0.31 per share. Also as noted in the June 30, 1997 MD&A, during the second quarter, the Bank paid a special dividend of $2.5 million up to the holding company, with the funds to be used for future investment purposes.


      Based upon loan growth, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, management has increased the loan loss provision for the first nine months from $450 thousand to $739 thousand. At September 30, 1997 the Allowance for Loan Losses represents 366% of non-performing loans and 1.41% of total loans. Non-performing loans at September 30, 1997 constituted 0.39% of total loans.


      Changes in the allowance for loan losses for the nine months ended September 30, 1997 is as follows:

                                                       September 30, 1997
                                                        Amount (000's)
Balance at beginning of period                 $                $ 3,975
Charge-offs:
  Domestic:
     Commercial, financial and agricultural         60
     Commercial mortgages                           53
     Residential mortgages                           0
     Consumer loans                                514          $   627


Recoveries:
  Domestic:
     Commercial, financial and agricultural    $    11
     Commercial mortgages                            0
     Residential mortgages                           0
     Consumer loans                                 54

                                                                $    65
Net charge-offs                                                 $   562
Additions charged to operations                                     739
Balance at end of period                                        $ 4,152
Ratio of net charge-offs during the period
to average loans outstanding during the period                     .19%


      We have experienced an increase in consumer loan charge-off's due primarily to an increase in bankruptcies, a situation effecting the banking industry as a whole. Management is aware of this situation and is taking appropriate actions to mitigate this situation.

      Included in the allowance for loan losses at September 30, 1997 is an allowance for impaired loans of $246 thousand versus $341 thousand at the beginning of the year. The total recorded investment in these loans at September 30, 1997 and December 31,1996 was $1.012 million and $1.701 million respectively. Management distinguishes between impaired and non-accrual loans as follows:

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

     At September 30, 1997, the allocation of the allowance for loan losses is as follows:

                                                Reported Period
                                               September 30, 1997
Balance at end of period
applicable to:
                                              Percent of Loans in each
                                 Amount            Category to Total Loans
Domestic:
  Commercial, financial
    and agricultural           1,602,730          33.82%
  Commercial mortgages          134,319            2.32%
  Residential mortgages          31,694           24.52%
  Consumer loans                574,828           39.34%

Unallocated:                     1,808,639           N/A

Total                          $4,152,210          100.00%

      For the periods ended September 30, 1997 and December 31, 1996, the following table summarized the Company's non-accrual and past due loans:

                                       Amounts (000's)

                  September 30, 1997                  December 31, 1996
           Non-accrual loans  $  687                        $1,494

           Accruing loans past due$  447                    $  226
             90 days or more

      At September 30, 1997, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At September 30, 1997, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

      On  September 30, 1997, the Company consolidated leverage  ratio  was
9.16%.   The Tier I and Total Risk Adjusted Capital ratios were 16.03%  and
17.29%, respectively.

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

      (3.2) Bylaws of the Registrant, as amended to April 9, 1997 are incorporated herein by reference to Exhibit
                A of the registrant's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13888.


      (27)      Financial Data Schedule (EDGAR version only)

      (b)       Reports on Form 8-K

                During the quarter ended September 30, 1997, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.









                                SIGNATURES




Pursuant  to the requirements of the Securities Exchange Act of 1934,   the
registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                       CHEMUNG FINANCIAL CORPORATION



DATE:                                         October 31, 1997    /s/  John
W. Bennett
                                              John W. Bennett
                                              Chairman & CEO



DATE:                                         October 31, 1997    /s/  John
R. Battersby Jr.
                                              John R. Battersby Jr.
                                              Treasurer