Form 10-K
period 1997-12-31
CHEMUNG FINANCIAL CORP
filed 1998-03-26
CIK 763563

3




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1997
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT  OF 1934 [No Fee Required]

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

YES   X    NO

The aggregate market value of Common Stock held by nonaffiliates on February 28, 1998 was $47,657,848

As of February 28, 1998 there were 2,061,738 shares of Common Stock, $5 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV.
Portions of the Proxy Statement for the Annual Shareholders meeting to be held on May 13, 1998 are incorporated by reference into Parts III and IV.
                                     PART  I


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

(b)  Financial information about industry segments

The Corporation and the Bank are engaged only in banking and bank-related businesses. Exhibits I through V included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("MD&A") for the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, sets forth financial information with respect to bank-related industry segments. The MD&A including Exhibits I through V are incorporated herein by reference.

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

There have been no material changes in the manner of doing business by the Corporation or the Bank during the fiscal year ended December 31, 1997.


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

                            Research and Development


Expenditures for research and development were immaterial for the years 1997, 1996, and 1995.

                                    Employees


As of December 31, 1997, the Bank employed 281 persons on a full-time equivalent basis.


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

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and
Interest Differential
                                                                December 31,

                                      1997                          1996
1995
                Average       Yield/Average       Yield/Average            Yield/
                BalanceInterest Rate  BalanceInterest Rate  BalanceInterest      Rate
Assets

Interest earning assets:
   Loans        $ 291,259  26,6809.16%$273,904  25,3149.24%$249,149  23,868     9.58%
   Taxable securities  157,615  10,6296.74  156,378  10,2926.58  155,238   9,960
6.42
   Tax-exempt securities     31,154   1,442 4.63  28,883  1,360 4.71       28,051
1,406       5.01
   Federal funds sold  5,481     300 5.48  6,522     350 5.37  8,434          486
5.76
   Other Investments    161        0   -       0       0   -       0       0
-
   Interest-bearing
      deposits    5,380     321 5.97    3,808     195 5.13    6,267   357  5.70

     Total interest
     earning assets    491,050  39,3728.02%469,495  37,511    7.99%447,139      36,077
8.07%

Non-interest earning assets:
   Cash and due from
      banks     24,396              23,501              23,442
   Premises and equipment,
      net       9,751               10,146              9,657
   Other assets 8,091               7,003               6,922
   Less allowance for
     loan losses       (4,077)             (3,932)             (3,867)
   Excess of cost over
     fair value of net
     assets        13,211              12,247              11,969

      Total     $ 542,422           $ 518,460           $ 495,253

Liabilities and
Shareholders' Equity

Interest bearing
   liabilities:
                                                         <C<
Demand deposits $  44,991 675  1.50%$ 44,261   719 1.63%$ 43,312   731     1.69%
Savings deposits       135,146 3,894 2.88  139,219 3,942 2.83  149,257     4,408
2.95
Time deposits   185,68610,187 5.49  177,537  9,6255.42  153,433  8,307     5.41
Federal Home Loan Bank
advances and securities
sold under agreements to
repurchase        24,233 1,3425.54   15,213    7574.97   13,846    781     5.64

Total interest
bearing liabilities    390,05616,098  4.13%376,23015,043  4.00%359,848     14,227
3.95%

Non-interest bearing
   liabilities:
   Demand deposits     84,332               79,901              78,406
   Other           9,281               8,181               6,995
                483,669             464,312             445,249
Shareholders' equity     58,753              54,148              50,004

      Total     $ 542,422           $ 518,460           $ 495,253

Net interest earnings        $ 23,274             $ 22,468                 $
21,850

Net yield on interest
   earning assets                     4.74%               4.79%
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

                                            1997 Compared to 1996
1996 Compared to 1995

                                       Increase (Decrease) Due to (1)
Increase (Decrease) Due to (1)

                         Volume     Rate     Net   Volume     Rate      Net

                                           (In Thousands of Dollars)
(In Thousands of Dollars)

Interest earned on:
     Loans            $ 1,591      (225) 1,366    2,310      (864)  1,446
     Taxable securities    82      255     337       74      258      332
     Tax-exempt securities105       (23)    82       41       (87)    (46)
     Federal funds sold    (57)      7      (50)    (104)    (32)    (136)
     Interest-bearing deposits     90      36      126     (129)    (33)   (162)

         Total interest
           earning assets$ 1,811      50    1,861    2,191    (757)  1,434



Interest paid on:

     Demand deposits       12       (56)    (44)     16     (28)      (12)
     Savings deposits     (117)     69      (48)   (289)   (177)     (466)
     Time deposits        446      116     562    1,307      11      1,318
     Federal Home Loan Bank
     advances and securities
     sold under agreements to
     repurchase           491       94      585      73     (97)      (24)

         Total interest bearing
           liabilities$   832      223    1,055   1,107    (291)      816

<FN1>

(1)  The change in interest due to both rate and volume has been allocated to
volume and rate changes in     proportion to the relationship of the absolute
dollar amounts of the change in each.

Investment Portfolio
     The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                            December 31,
                                            1997   1996    1995

                                                (In Thousands of Dollars)
     U.S. Treasury and other
        U.S. Government Agencies                $   93,971 104,567  108,775
     Mortgage backed securities                    55,603   50,109   30,573
     State and political subdivisions              34,955   30,775   30,275
     Other bonds and notes                   149    1,270    3,023
     Corporate stocks                       9,849   8,996    6,818

          Total                         $ 194,527 195,717  179,464


     Included in the above table are $185,303, $185,365 and $171,882 of
securities available for sale at December         31, 1997, 1996 and 1995,
respectively.


The following tables set forth the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations.

Maturing

                                                Within                After One,
But
                                                One Year              Within
Five Years

                                         Amount     Yield   Amount    Yield

                                                     (In Thousands of Dollars)

     U.S. Treasury and other
        U.S. Government Agencies                 $ 13,095   6.67%  $ 50,220
6.10%
     Mortgage Backed Securities                       -       -       3,660
6.69
     State and political subdivisions              11,899   4.22     12,489
4.73
     Other bonds and notes                     5   5.50         80   7.32

     Total                              $ 24,999    5.50% $ 66,450    5.88%


                                                                     Maturing

                                                  After Five, But
After
                                                      Within Ten Years
Ten Years

                                         Amount     Yield   Amount    Yield

                                                     (In Thousands of Dollars)
     U.S. Treasury and other
        U.S. Government Agencies                 $ 30,656    6.73%$     -
-  %
     Mortgage Backed Securities                      -        -      51,943
7.46
     State and political subdivisions               9,836   4.60        730
4.85
     Other bonds and notes                    64   8.25        -       -

          Total                         $ 40,556    6.22% $ 52,673   7.42%


Loan Portfolio


The following table shows the Corporation's loan distribution at the end of each of the last five years:

December 31,

                                    1997    1996     1995     1994     1993

                                                  (In Thousands of Dollars)
     Commercial, financial and
        agricultural           $ 102,816  92,557   89,785   75,006   69,484
     Real estate mortgages        79,753  78,400   71,870   67,912   71,345
     Consumer loans              114,593 113,004  101,687   94,181   82,028

          Total                $ 297,162 283,961  263,342  237,099  222,857



The following table shows the maturity of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 1997. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:

                                        After One
                                 Within But WithinAfter
                                One YearFive YearsFive Years Total

     Commercial, financial and
        agricultural            $ 32,629  24,137   46,050  102,816

     Loans maturing after one year with:
        Fixed interest rates              17,155   12,237
        Variable interest rates                     6,982   33,813

          Total                         $ 24,137   46,050

Nonaccrual and Past Due Loans


The following table summarizes the Corporation's nonaccrual and past due loans:


December 31,

                                    1997    1996     1995     1994     1993

                                                (In Thousands of Dollars)

     Nonaccrual loans (1)        $   930   1,494    1,119    1,201    1,605

     Accruing loans past due
        90 days or more          $   688     226      681      354      274

Information with respect to nonaccrual loans at December 31, 1997, 1996 and 1995 is as follows:

                                                          December 31,

                                            1997     1996     1995

                                                (In Thousands of Dollars)

     Nonaccrual loans                      $ 930    1,494    1,119

     Interest income that would have been
        recorded under original terms                 286      278      200

     Interest income recorded during the period        48       58       52

<FN1>

(1) It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of consumer, mortgage or home equity loans not g uaranteed by a government agency which becomes 120 days delinquent, the loan is placed in nonaccrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible. Loans may also be placed in nonaccrual if management believes such classification is warranted for other reasons.

Potential Problem Loans

At December 31, 1997, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. Those loans are subject to constant management attention and their classification is reviewed by the Board of Directors at least quarterly.


Loan Concentrations


At December 31, 1997, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Other Interest-Bearing Assets


At December 31, 1997, the Corporation has no interest-bearing assets other than loans that meet the nonaccrual, past due, restructured or potential problem loan criteria.

Summary of Loan Experience


This table summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 1997:


                                                                     Year Ended
December 31,

                                    1997    1996     1995     1994     1993

                                                (In Thousands of Dollars)

     Balance at beginning of period       $3,975    3,900    3,600    3,500
3,400

     Charge-offs:

        Commercial, financial and
           agricultural               77     195       82      282      550
        Real estate mortgages         53       1        5       14      -
        Consumer loans               640     538      286      422      346
        Home equity                  -        20      -        -        -

                                     770     754      373      718      896
     Recoveries:

        Commercial, financial and
           agricultural               14      16       16       18       10
        Consumer loans                76      71       93       76       79
                                      90      87      109       94       89

           Net charge-offs           680     667      264      624      807

     Allowance of acquired
        bank at time of acquisition          -        -        -        100
-

     Additions charged to
        operations (1)               850     742      564      624      907

     Balance at end of period     $4,145   3,975    3,900    3,600    3,500

     Ratio of net charge-offs during
        period to average loans
        outstanding (2)             .23%    .24%     .11%     .28%     .36%

<FN1>

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

     The risk elements in the various portfolio categories are not considered to be any greater in 1997 than in prior years. The net charge-offs to total loans have averaged 0.24% over the last five years and the highest percentage in any of those years was 0.36%.
<FN2>
(2)  Daily balances were used to compute average outstanding loan balances.


The allocated portions of the reserve reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the reserve by loan type are the current levels of past due, nonaccrual and impaired loans. The unallocated portion of the reserve represents risk elements in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated reserves include historical loan loss history, current economic conditions, and expectations for loan growth. The following table summarizes the Corporation's allocation of the loan loss reserve for each year in the five-year period ended December 31, 1997:


                                        Amount (in thousands) and Percent of
                                          Loans by Category to Total Loans
Balance at end of
Period Applicable to:1997 %    1996    %   1995    %    1994    %   1993    %

Domestic:       $2,588100.0   2,445100.0  2,030100.0   2,857100.0  3,274100.0

 Commercial, financial
  and agricultural1,40234.5   1,472 32.3  1,042 33.0   2,108 31.0  2,620 30.2
 Commercial mortgages1322.0     249  3.2    305  4.1     282  5.0    247  6.5
 Residential mortgages   31    24.8   21   24.5   16    23.6   16   23.6   13
25.5
 Consumer loans  1,023 38.7     703 40.0    667 39.3     451 40.4    394 37.8

Unallocated:     1,557  N/A   1,530  N/A  1,870  N/A     743  N/A    226  N/A

Total           $4,145100.0   3,975100.0  3,900100.0   3,600100.0  3,500100.0

Deposits


The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                                                Year Ended
December 31,

                                             1997                       1996
1995


                         Amount     Rate  Amount     Rate   Amount     Rate

                                        (In Thousands of Dollars)

     Noninterest-bearing
        demand deposits$  84,332     - %  79,901      - %   78,406      - %
     Interest-bearing demand
        deposits         44,991    1.50   44,261    1.63    43,312    1.69
     Savings deposits   135,146    2.88  139,219    2.83   149,257    2.95
     Time deposits      185,686    5.49  177,537    5.42   153,433    5.41

                      $ 450,155          440,918           424,408

Scheduled maturities of certificates of deposit with a remaining term greater than one year at December 31, 1997 are summarized as follows:

                                                Time Certificates
                                                   of Deposits

                                                 (In Thousands of Dollars)
               1998                              $119,945
               1999                                29,606
               2000                                17,190
               2001                                 3,528
               2002                                 3,522
               2003 and thereafter                              10

                                                 $173,801

Maturities of certificates of deposit $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                                Time Certificates
                                                    of Deposits

                                                     (In Thousands of Dollars)

               3 months or less                            $19,263
               Over 3 through 12 months                      8,972
               Over 12 months                       2,780


     There were no other time deposits of $100,000 or more.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

                                                     Year Ended December 31,

                                            1997     1996     1995

     Return on average assets              1.26%    1.19%    1.13%
     Return on average equity            11.67    11.37    11.20
     Return on beginning equity                   12.22    11.64    12.25
     Dividend payout ratio               36.55    35.78    36.52
     Average equity to average assets ratio                10.83    10.44
10.10
     Year-end equity to year-end assets ratio     11.23    10.54    10.54


Short-Term Borrowings


For each of the three years in the period ended December 31, 1997, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.
ITEM 2.  PROPERTIES



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


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS SECURITIES AND RELATED SHAREHOLDER
         MATTERS

The Corporation's stock is traded in the over-the-counter market. Incorporated herein by reference to portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management. Also incorporated herein by reference to a part of the Corporation's 1997 Annual Report are the dividends paid by the Corporation for each quarter of the last three (3) years. The number of shareholders of record on February 28, 1998 was 808.




ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data Exhibit included in Management's Discussion and Analysis of Financial Condition and Results of Operations and presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report and consolidated financial statements as presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference to Exhibit D of Exhibit Listing 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None



                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information set forth under the captions "Nominees For Election of Directors" and "Executive Officers" and the Section 16(a) disclosure set forth under the caption "Security Ownership of Management", as presented in the registrant's Proxy Statement, dated April 2, 1998, relating to the Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Directors Compensation"; "Directors' Personnel Committee Report on Executive Compensation"; " Comparative Return Performance Graph"; "Executive Compensation"; "Pension Plan"; "Profit-Sharing, Savings and Investment Plan"; "Employment Contracts"; and "Other Compensation Agreements", presented in the registrant's Proxy Statement, dated April 2, 1998, relating to the Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", presented in the registrant's Proxy Statement, dated April 2, 1998, relating to the Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information set forth under the caption "Certain Transactions", presented in the registrant's Proxy Statement, dated April 2, 1998, relating to the Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) List of Financial Statements and Independent Auditors' Report


The following consolidated financial statements and Independent Auditors' Report of Chemung Financial Corporation and subsidiary, included in the Annual Report of the registrant to its shareholders as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997 are incorporated by reference in Item 8:

     -  Independent Auditors' Report
     -  Consolidated Balance Sheets - December 31, 1997 and 1996
     - Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995
     - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995
     -  Consolidated Statements of Cash Flows - Years ended
          December 31, 1997, 1996 and 1995
     -  Notes to Consolidated Financial Statements - December 31, 1997 and
          1996


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

               (3.2) -- Bylaws of the Registrant, as amended April 9, 1997, are incorporated herein by reference to Exhibit A of the Registrant's Form 10-Q for the period ended
                        June 30, 1997, File No. 0-13888.

     Exhibit  (13)   -- Annual Report to Shareholders for the year ended
                        December 31, 1997.

                        --    Table   of   Quarterly   Market   Price    Ranges.
EXHIBIT A

                     -- Table of Dividends Paid.                  EXHIBIT B

                        --    Management's   Discussion    and    Analysis    of
EXHIBIT C
                        Financial Condition and Results of Operations including the Selected Financial Data Exhibit.

                         --     Consolidated    Financial     Statements     and
EXHIBIT D
                        Independent Auditors' Report.

         Exhibit      (21)       --    Subsidiaries    of    the     registrant.
EXHIBIT E

        Exhibit     (22)     --   Registrant's   Notice   of   Annual   Meeting,
EXHIBIT F
                        Proxy Statement dated April 2, 1998,
                        and Proxy Form

     Exhibit  (27)   -- Financial Disclosure Schedule (EDGAR version only)

(b)      Reports on Form 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1997.

(c)      Exhibits

      The response to this portion of Item 14 is submitted as a separate section
of this                 report.

(d)      Financial Statement Schedules

     None
                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(c)

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

                          CHEMUNG FINANCIAL CORPORATION

                                ELMIRA, NEW YORK
                      ____________________________________




EXHIBIT
LISTING                               EXHIBIT



EXHIBIT 13           Annual Report To Shareholders For The Year Ended
                     December 31, 1997

                     A - Table of Quarterly Market Price Ranges

                     B - Table of Dividends Paid

                     C - Management's Discussion and Analysis of
                         Financial Condition and Results of Operations Including the Selected Financial Data Exhibit

                     D - Consolidated Financial Statements and
                         Independent Auditors' Report

EXHIBIT 21           E - Subsidiaries of the Registrant

EXHIBIT 22           F - Notice of Annual Meeting, Proxy Statement
                         dated April 2, 1998, and Proxy Form
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHEMUNG FINANCIAL CORPORATION
DATED:  MARCH 11, 1998

                                      By      /s/ Jan P. Updegraff
                                                  Jan P. Updegraff
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                      Date


 /s/ Robert E. Agan                   Director                  March 11, 1998
Robert E. Agan


 /s/ John W. Bennett                  Director & Chairman       March 11, 1998
John W. Bennett                       of the Board


 /s/ Donald L. Brooks, Jr             Director                  March 11, 1998
Donald L. Brooks, Jr.


 /s/ David J. Dalrymple               Director                  March 11, 1998
David J. Dalrymple

                                      Director
Robert H. Dalrymple


 /s/ Richard H. Evans                 Director                  March 11, 1998
Richard H. Evans


 /s/ Frederick Q. Falck               Director                  March 11, 1998
Frederick Q.Falck


 /s/ Edward B. Hoffman                Director                  March 11, 1998
Edward B. Hoffman




 /s/ Stephen M. Lounsberry III        Director                  March 11, 1998
Stephen M. Lounsberry III

          Signature                    Title                        Date


 /s/ Thomas K. Meier                  Director                  March 11, 1998
Thomas K. Meier


                                      Director
Ralph H. Meyer


                                      Director
John F. Potter


 /s/ Samuel J. Semel                  Director                  March 11, 1998
Samuel J. Semel


 /s/ Charles M. Streeter, Jr.         Director                  March 11, 1998
Charles M. Streeter, Jr.


 /s/ Richard W. Swan                  Director                  March 11, 1998
Richard W. Swan


 /s/ William A. Tryon                 Director                  March 11, 1998
William A. Tryon


                                      Director
William C. Ughetta


 /s/ Jan P. Updegraff                 Director, President &     March 11, 1998
Jan P. Updegraff                   Chief Executive Officer


 /s/ Nelson Mooers van den Blink      Director                  March 11, 1998
Nelson Mooers van den Blink


                                      Treasurer and Principal
John R. Battersby, Jr                 Accounting Officer


Attest

 /s/ Robert J. Hodgson                 Secretary                 March 11, 1998
Rober J. Hodgson