Form 10-Q
period 1998-03-31
CHEMUNG FINANCIAL CORP
filed 1998-05-14
CIK 763563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                                 FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly period ended March 31, 1998

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998:

        Common Stock, $5 par value -- outstanding 2,061,738 shares






               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                                   INDEX


                                                      PAGE

PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements


           Condensed Consolidated Balance Sheets             1

           Condensed Consolidated Statements of Income       2

           Condensed Consolidated Statement of Cash Flows    3

           Notes to Condensed Consolidated Financial
           Statements                                             4


Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          6

Item 3:    Quantitative and Qualitative disclosures about
           Market Risk

           Informations responsive to this Item is set forth
           in "Management's Discussion of Operations and
           Financial Condition" of the quarterly 10-Q for
           the period ended March 31, 1998 and is in-
           corporated herein by referance to Interest Rate
           Risk.                                                 12

PART II.   OTHER INFORMATION


Item 6:    Exhibits and Reports on Form 8-K                 14


           All other items required by Part II are either inapplicable or would require an answer which is negative.




SIGNATURES                                                  15
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31       Dec. 31
                                                    1998           1997
ASSETS
Cash and due from banks                       $ 27,078,563   $ 32,997,157
Int.-bearing deposits with other financial institutions 1,672,444  1,421,298
Federal funds sold                              14,100,000              0
Securities held to maturity, fair value of
  $8,722,817 in 1998 and $9,224,028 in 1997      8,722,817      9,224,028
Securities available for sale, at fair value   201,287,311    185,302,745
Loans, net of unearned income and deferred fees292,569,421    296,976,769
Allowance for loan losses                        (4,197,167)    (4,145,422)

Loans,     net                                                       288,372,254
292,831,347

Bank premises and equipment, net                10,154,916     10,219,043
Intangible assets,
  net of accumulated amortization                6,668,805      6,815,631
Other     assets                                                      10,817,144
10,123,203


Total     assets                                                    $568,874,254
$548,934,452


LIABILITIES

Deposits:  Non-interest bearing               $ 83,054,856   $ 94,656,560
           Interest bearing                    378,233,801    356,387,782

Total deposits                                 461,288,657    451,044,342

Securities sold under agreement to repurchase   21,787,065      9,447,856
Federal Home Loan Bank Advances                 10,000,000     16,300,000
Other liabilities                               13,293,251     10,505,077


Total liabilities                              506,368,973    487,297,275


SHAREHOLDERS' EQUITY

Common Stock, $5.00 par value per share;
 authorized 3,000,000 shares, issued: 2,150,067 10,750,335     10,750,335
Surplus                                         10,101,804     10,101,804
Retained earnings                               39,345,096     38,236,025
Treasury  stock,  at cost (88,329 shares in 1998 and 80,538 in  1997)(2,367,919)
(2,032,886)
Accumulated Other Comprehensive Income           4,675,965      4,581,899

Total shareholders' equity                      62,505,281     61,637,177


Total liabilities & shareholders' equity      $568,874,254   $548,934,452


See Accompanying Notes to Condensed Consolidated Financial Statements


                  CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME









                                         3 Months Ended
                                          March 31
INTEREST INCOME                      1998           1997
Loans                              $6,601,795     $6,399,111
Securities                          3,085,156      2,982,059
Federal funds sold                    145,979         69,591
Interest bearing deposits              97,314         46,127

Total interest income               9,930,244      9,496,888


INTEREST EXPENSE

Deposits                            3,733,259      3,488,028
Securities sold under agreement
to repurchase and funds borrowed      436,234        339,960

Total interest expense              4,169,493      3,827,988


Net interest income                 5,760,751      5,668,900
Provision for loan losses             200,000        200,000

Net interest income after
provision for loan losses           5,560,751      5,468,900

Realized gains-security trans., Net                  147,385         0

Other operating income              1,844,598      1,670,299

Total other operating income        1,991,983      1,670,299

Other operating expenses            4,931,619      4,914,434


Income before income taxes          2,621,115      2,224,765
Income taxes                          872,906        747,261

Net Income                         $1,748,209     $1,477,504


Net Income per Share                     $.85          $0.71






See Accompanying Notes to Condensed Consolidated Financial Statements




              CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Three Months Ended
                                                            March 31

                                                   1998           1997
OPERATING ACTIVITIES
Net income                                     $ 1,748,209    $ 1,477,504

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of intangible assets                146,826        146,826
  Provision for loan losses                        200,000        200,000
  Depreciation and amortization                    375,910        380,134
  Amortization and discount on securities, net      21,393         78,874
  Gain on sales of securities, net                (147,385)             0
  (Increase) decrease in other assets              (693,941)   (1,082,149)
  Increase (decrease) other liabilities          2,729,281     (2,189,132)

     Net cash provided (used) by operating activities  4,380,293    (987,943)


INVESTING ACTIVITIES

  Proceeds from maturities of securities - AFS  13,639,209      6,808,442
  Proceeds from maturities of securities -HTM      822,130      2,067,168
  Proceeds from sales of securities - AFS        6,080,716            240
  Purchases of securities - AFS                (35,423,066)     (5,000,000)
  Purchases of securities - HTM                   (320,920)     (3,550,572)
  Purchases of premises and equipment, net         (311,783)      (172,145)
  Loans, net of repayments and other reductions  3,973,136      (2,862,312)
  Proceeds from sales of student loans             285,957        508,332


     Net cash (used) by investing activities    (11,254,621)   (2,200,849)


FINANCING ACTIVITIES

  Net increase (decrease) in demand deposits,
    NOW, savings and insured money market accounts(3,523,166)   7,510,672
  Net increase (decrease) in certificates of
    deposit and individual retirement accounts  13,767,481      2,818,399
  Net increase (decrease) in securities sold under
    agreements to repurchase                    12,339,209     (5,048,234)
  Net Increase (decrease) in Federal Home Loan Bank advances   (6,300,000)      0
  Sale of treasury shares                                0              0
  Purchase of treasury shares                     (335,033)             0
  Cash dividends paid                              (641,611)      (580,220)


     Net cash provided (used) by financing activities 15,306,880   4,700,617

  Net increase (decrease) in cash and
    cash equivalents                             8,432,552      1,511,825
  Cash and cash equivalents at beginning of year 34,418,455    31,755,294

  Cash and cash equivalents at end of period   $42,851,007    $33,267,119


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



2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, and results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.



3. Net income per share for the periods presented have been computed by dividing net income by 2,061,741 weighted average shares outstanding for the three month period ended March 31, 1998 and 2,072,214 weighted average shares outstanding for the three month period ended March 31, 1997.



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



5. Effective January 1, 1998 the Company adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company. In addition, the FASB is considering certain amendments and interpretations of SFAS No. 125 which, if enacted in the future, could affect the accounting for transactions within their scope.


     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.


     Comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $1,842,275 and $219,375, respectively. The following summarizes the components of other comprehensive income:

     Unrealized Gains or Losses on Securities:
       Unrealized holding losses during the
       three months ended March 31, 1997,
       net of tax (pre-tax amount of ($2,108,439))       $  (1,258,129)

       Reclassification adjustment for gains or
       losses realized in net income during the
       three months ended March 31, 1997, net of
       tax (pre-tax amount of $0)                                   0

     Other comprehensive income-three months ended
     March 31, 1997                                      $  (1,258,129)


       Unrealized holding gains during the
       three months ended March 31, 1998,
       net of tax (pre-tax amount of $304,005)          $     182,585

       Reclassification adjustment for gains
       realized in net income during the
       three months ended March 31, 1998, net of
       tax (pre-tax amount of $147,385)                        (88,519)

     Other comprehensive income-three months ended
     March 31, 1998                                     $      94,066

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and will not have an impact on the Company's financial position or results of operation.



     In February, 1998 the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits. This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The statement is effective for the Company in 1998 and will not impact the Company's financial position and results of operations.




Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operation




       Total assets at March 31, 1998 were $568.9 million, an increase of $19.9 million or 3.63% from the beginning of the year. This first quarter growth is reflected in overnight investments (Federal Funds Sold and Interest Bearing Deposits) and the securities portfolio which have increased $14.4 million and $15.5 million respectively.


       The Available for Sale segment of the securities portfolio totaled $201.3 million as compared to $185.3 million at the beginning of the year, an increase of 8.63%. At amortized cost, increases in Federal Agency Bonds ($13.2 million), Corporate Bonds ($5.1 million) and Mortgage Backed Securities ($559 thousand) were somewhat offset by a $2.9 million decrease in Municipal Bonds. The allowance valuation for Available for Sale securities has increased $157 thousand since year end 1997. The Held to Maturity segment of the portfolio consisting primarily of Municipal Obligations totaled $8.7 million at March 31, 1998 versus $9.2 million at the beginning of the year.
       Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the securities portfolio at March 31, 1998 are set forth in the following tables:

                          AVAILABLE  FOR  SALE                    HELD   TO
MATURITY
                    Amortized        Fair            Amortized    Fair
                       Cost          Value             Cost        Value
U.S. Treasury and other
  U.S. Govt. Agencies  $106,812,193$106,893,238  $       -    $       -
Mtg. Backed Securities   55,579,850 56,069,283           -            -
Obligations of states and
  Political subdivisions  22,462,47722,665,347       8,658,327    8,658,327
Other bonds and notes     5,188,660  5,137,470          64,490       64,490
Corporate Stocks          3,458,642  10,521,973          -            -
                       $193,501,822$201,287,311   $  8,722,817 $  8,722,817

       The carrying value and weighted average yields based on amortized cost by years to maturity for securities available for sale as of March 31, 1998 are as follows (excluding corporate stocks):

                                                   Maturing

                                Within One Year         After One, Within Five
                             Amount        Yield          Amount     Yield
     U.S. Treasury and other
       U.S. Government Agencies$ 17,044,5306.68%      $ 51,172,708    6.08%
     Mortgage Backed Securities    -        -           3,282,689     6.69%
     Obligations of states and
       political subdivisions   5,571,307  4.49%         9,795,869    4.64%
     Other bonds and notes          -       -            2,556,220    6.28%
       Total                 $ 22,615,837  6.14%      $ 66,807,486    5.91%


                                                   Maturing

                          After Five, Within Ten        After Ten Years
                             Amount        Yield         Amount      Yield
     U.S. Treasury and other
       U.S. Government Agencies$ 38,676,0006.63%     $      -          -
     Mortgage Backed Securities         -   -           52,786,594    7.40%
     Obligations of states and
       political subdivisions   5,594,914  4.23%         1,703,257    3.09%
     Other bonds and notes      2,581,250  6.31%             -            -
       Total                 $ 46,852,164  6.36%      $ 54,489,851    7.32%

      Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may repay obligations with or without call or prepayment penalties.
      The amortized cost and weighted average yields by years to maturity for securities held to maturity as of March 31, 1998 are as follows:

                                                 Maturing

                               Within One Year       After One, Within Five
                             Amount       Yield       Amount         Yield
Obligations of states and
  political subdivisions      $ 6,036,609  3.92%       $ 1,467,040    5.19%
Other bonds and notes              -         -              -           -
  Total Bonds                 $ 6,036,609  3.92%       $ 1,467,040    5.19%

                                                 Maturing
                           After Five, Within Ten         After Ten Years
                             Amount       Yield          Amount      Yield
Obligations of states and
  political subdivisions      $ 1,154,678  3.93%      $      -          -
Other bonds and notes             64,490   8.25%             -          -
  Total                       $ 1,219,168  4.16%      $      -          -

      There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at March 31, 1998 in either the Available for Sale or Held to Maturity categories.


      Gross unrealized gains and gross unrealized losses on securities Available for Sale were as follows:

                                AVAILABLE FOR SALE
                           Unrealized Unrealized
                              Gains     Losses
U.S. Treasury and other
  U.S. Govt. Agencies      $  301,424 $  220,379
Mtg. Backed Securities       520,331      30,898
Obligations of states and
  Political subdivisions      240,894     38,024
Other bonds and notes             58      51,248
Corporate Stocks            7,063,331      -
                           $8,126,038 $  340,549

      Realized net gains on sales of securities Available for Sale for the three-month period ended March 31, 1998 were $147,385.


      Included in the Corporate Stocks component in the above tables are 51,730 shares of SLM Holding Corp., formerly known as Student Loan
Marketing Association ("Sallie Mae") at a cost basis of $4,732 and fair value of $2,256,721. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency . Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at March 31, 1998, the bank's equity portfolio held listed securities totaling $89,538 at cost with a total fair value of $4,875,155. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 17,972 shares of the Federal Home Loan Bank of New York valued at $498,200 and $1,797,200 respectively. Management has no current plans for selling these securities.


      Total loan balances have decreased $4.4 million or 1.48% since the beginning of the year. Of this decline, approximately $3.7 million is in the business loan segment of our portfolio due to some large paydowns on lines of credit. Total consumer loans are down $1.6 million centered primarily in consumer installment loans and home equity loans which declined $830 thousand and $895 thousand respectively. Additionally, there was a $611 thousand seasonal decline in credit card oustandings. As regards consumer installment loans, have begun to see an increase in indirect auto financing activity which represents a major part of that portfolio. We also introduced new home equity products late in the first quarter in an effort to remain competitive in that area. The decreases noted above were somewhat offset during the quarter with seasonal increases in the student loan portfolio ($762 thousand), as well as a $909 thousand increase in the mortgage portfolio where activity continues to be strong.


      Total deposits at March 31, 1998 were $461.3 million as compared to $451.0 million at the beginning of the year, an increase of $10.2 million or 2.27%. While public fund balances were up $14.1 million, these increases were somewhat offset by lower personal and non-personal balances ($1.6 million decrease) and a $2.3 million decrease in official checks outstanding.


      Of the $12.3 million increase in securities sold under agreements to repurchase, $9.5 million is related to a term repurchase agreement with the Federal Home Loan Bank which was used to leverage the purchase of a Federal Agency bond.


      Net earnings for the first quarter of 1998 were $1.748 million, an increase of $271 thousand (18.32%) from the prior year. Net earnings per share for the period were $0.85 on 2,061,741 average shares outstanding versus $0.71 on 2,072,214 average shares outstanding the prior year. Earnings for the first quarter were enhanced by realized after tax gains of $89 thousand on the sale of approximately $5.9 million of municipal obligations. In addition to the above, earnings for the first quarter of 1998 were positively impacted by a $92 thousand increase in Net Interest Income as well as a $174 thousand (10.44%) increase in Other Operating Income. Operating Expenses on the other hand increased only $17 thousand (0.35%).


      As indicated on the Condensed Consolidated Statement of Cash Flows, cash and cash equivalents have increased $8.4 million since the beginning of the year. In addition to cash provided by operating activities ($4.4 million), other primary sources of cash flow during the three month period ended March 31, 1998 included proceeds from the sale and maturity of investment securities ($20.5 million), an increase in deposit accounts ($10.2 million), an increase in securities sold under agreement to repurchase ($12.3 million), and a $4.3 million reduction in net loan balances. Cash proceeds generated from the above sources have been used primarily to fund the purchase of investment securities ($35.7 million) and repay overnight advances from the Federal Home Loan Bank ($6.3 million), with excess funds invested in overnight Fed Funds and interest bearing deposits.


      During the three months ended March 31, 1998, the company acquired 7,791 treasury shares at an average price of $43.00 per share. No treasury shares have been sold thusfar in 1998. During the quarter, the Company declared a cash dividend of $0.31 per share.


      Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, management has maintained the loan loss provision for the first three months at $200 thousand which is equal to the amount expensed during the first three months of 1997. At 212% of non-performing loans and 1.43% of total loans, the Allowance for Loan Losses is viewed by management as adequate relative to risk. Non-performing loans at March 31, 1998 constituted 0.68% of total loans.


      Changes in the allowance for loan losses for the three months ended March 31, 1998 is as follows:

                                                         March 31, 1998
                                                         Amount (000's)
Balance at beginning of period                 $                $ 4,145
Charge-offs:
  Domestic:
     Commercial, financial and agricultural          9
     Commercial mortgages                            0
     Residential mortgages                           4
     Consumer loans                                167          $   180

Recoveries:
  Domestic:
     Commercial, financial and agricultural     $    5
     Commercial mortgages                            0
     Residential mortgages                           0
     Consumer loans                                 27


                                                                $    32
Net charge-offs                                                 $   148
Additions charged to operations                                     200
Balance at end of period                                        $ 4,197
Ratio of net charge-offs during the period
to average loans outstanding during the period                     .05%

      Included in the allowance for loan losses at March 31, 1998 is an allowance for impaired loans of $223 thousand versus $239 thousand at the beginning of the year. The total recorded investment in these loans at March 31, 1998 and December 31,1997 was $1.058 million and $951 thousand respectively. Management distinguishes between impaired and non-accrual loans as follows:


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


      At March 31, 1998, the allocation of the allowance for loan losses is as follows:

                                              Reported Period
                                               March 31, 1998
Balance at end of period
applicable to:
                                              Percent of Loans in each
                                 Amount            Category to Total Loans
Domestic:
  Commercial, financial
    and agricultural           1,324,824          33.73%
  Commercial mortgages          127,522            2.04%
  Residential mortgages          24,615           25.50%
  Consumer loans                708,371           38.73%

Unallocated:                     2,011,835           N/A

Total                          $4,197,167          100.00%

      For the periods ended March 31, 1998 and December 31, 1997, the following table summarized the Company's non-accrual and past due loans:

                                         Amounts (000's)

                      March 31, 1998                  December 31, 1997
           Non-accrual loans $ 1,045                       $   930

           Accruing loans past due$   938                         $   688
             90 days or more

      At March 31, 1998, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At March 31, 1998, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.


      On March 31, 1998, the Company's consolidated leverage ratio was 9.31%. The Tier I and Total Risk Adjusted Capital ratios were 16.23% and 17.48%, respectively.


Significant Issue - Year 2000


      During 1997, management advised its Board of Directors of the many issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century, have been programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management is undergoing a five phase project to respond to this issue, with major emphasis upon identifying all applications and data bases supporting the Bank's mission critical applications. The five phase are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors, determine alternate vendors, and evaluate the capacity of its customers to respond to this challenge. As of March 31, 1998, the awareness phase was complete and the assessment phase 90% complete. The financial implications to the Company will be determined upon completion of the assessment phase of the project.


Interest Rate Risk


       The company realizes a major source of income by acting as intermediary between borrowers and savers. The differential or spread between interest earned on earning assets, primarily loans and investments, and the interest paid to depositors is affected with changes to market interest rates. Additionally, because of assumptions made to the Company's loan and investment portfolios and to its deposit base, changes in interest rates can materially affect the projected maturities of these balance sheet classes and thus alter the Company's sensitivity to future changes in interest rates.

       The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the chairman of the board, chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of March 31,1998 the exposure to changing interest rates is within the guidelines established by the ALCO.

     The Company uses an industry standard earnings simulation model as its primary method to identify and manage its interest rate risk profile. The model is based on projected cash flows using historical data for all financial instruments. Also incorporated into the model are assumptions of deposit rates and balances in relation to changes in interest rates. These assumptions are based on internal historical data. In recent years core deposits (NOW accounts, Insured Money Market Accounts and Savings accounts) have not been re-priced with movements of interest rates in the negotiable securities markets. The ALCO recognizes that the assumptions made are inherently uncertain.

     The ALCO uses static gap analysis as a secondary method of identifying and managing the Company's interest rate risk profile. Gap analysis measures the difference between the assets and liabilities re-pricing and maturing within specific time periods, called buckets. A positive gap indicates more rate sensitive assets are due to either re-price or mature than rate sensitive liabilities in a specific bucket. This would indicate that the Company should have rising earnings in periods of rising interest rates and falling earnings in periods of falling rates.

     The ALCO recognizes the limitations of static gap analysis. Primarily it does not take into account the effect of interest rate movements and the competitive market forces on the re-pricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. For these reasons, and for the recent practicality of using earnings simulation models gap analysis has fallen out of favor with the risk management community.

      Lastly, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect the bank's shareholders in the advent of adverse changes to interest rates, and as of March 31, 1998 exposure to changing interest rates is within the risk limits established.
PART II.  OTHER INFORMATION


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

      (3.2) Bylaws of the Registrant, as amended to April 9, 1997 are incorporated herein by reference to Exhibit A of the registrant's Form 10-Q for the quarter ended June 30, 1997, File No.0-13888.


      (27)      Financial Data Schedule (EDGAR version only)

      (b)  Reports on Form 8-K

                During the quarter ended March 31, 1998, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.









                                SIGNATURES




Pursuant  to the requirements of the Securities Exchange Act of 1934,   the
registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                       CHEMUNG FINANCIAL CORPORATION



DATE:                                          May  14, 1998   /s/  Jan  P.
Updegraff
                                              Jan P. Updegraff
                                              President & CEO



DATE:                                          May 14, 1998   /s/  John  R.
Battersby Jr.
                                              John R. Battersby Jr.
                                              Treasurer