Form 10-Q
period 1998-06-30
CHEMUNG FINANCIAL CORP
filed 1998-08-11
CIK 763563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                                 FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly period ended June 30, 1998

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

       Common Stock, $.01 par value -- outstanding 4,123,476 shares






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

           Information responsive to this Item is set forth
           in "Management's Discussion of Operations and
           Financial Condition" of the quarterly 10-Q for
           the period ended June 30, 1998 and is in-
           corporated herein by reference to Interest Rate
           Risk.                                                 13

PART II.   OTHER INFORMATION


Item 6:    Exhibits and Reports on Form 8-K                 14


           All other items required by Part II are either inapplicable or would require an answer which is negative.



SIGNATURES                                                  39
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,       Dec. 31,
                                                    1998           1997
ASSETS
Cash and due from banks                       $ 29,610,228   $ 32,997,157
Int.-bearing deposits with other financial institutions 1,324,634  1,421,298
Federal funds sold                                 500,000              -
Securities held to maturity, fair value of
  $8,356,585 in 1998 and $9,224,028 in 1997      8,356,585      9,224,028
Securities available for sale, at fair value   210,615,766    185,302,745
Loans, net of unearned income and deferred fees318,972,061    296,976,769
Allowance for loan losses                        (4,315,114)    (4,145,422)

Loans,     net                                                       314,656,947
292,831,347

Bank premises and equipment, net                10,152,146     10,219,043
Intangible assets,
  net of accumulated amortization                6,521,980      6,815,631
Other     assets                                                      11,340,798
10,123,203


Total     assets                                                    $593,079,084
$548,934,452


LIABILITIES

Deposits:  Non-interest bearing               $ 87,935,935   $ 94,656,560
           Interest bearing                    383,826,472    356,387,782

Total deposits                                 471,762,407    451,044,342

Securities sold under agreement to repurchase   36,305,886      9,447,856
Federal Home Loan Bank Advances                 10,000,000     16,300,000
Other liabilities                               11,120,737     10,505,077


Total liabilities                              529,189,030    487,297,275


SHAREHOLDERS' EQUITY

Common Stock, $0.01 pv per share-1998 $5.00 pv per share 1997;
 authorized 10,000,000 issued: 4,300,134-1998
 authorized  3,000,000 issued: 2,150,067-1997       43,001     10,750,335
Surplus                                         20,830,638     10,101,804
Retained earnings                               40,255,071     38,236,025
Treasury stock, at cost (176,658 shares in 1998 and 161,076 in 1997*)(2,367,919)
(2,032,886)
Accumulated Other Comprehensive Income           5,129,263      4,581,899

Total shareholders' equity                      63,890,054     61,637,177


Total liabilities & shareholders' equity      $593,079,084   $548,934,452

*ADJUSTED TO REFLECT A 2-FOR-1 STOCK SPLIT IN THE FORM OF A 100% STOCK  DIVIDEND
EFFECTIVE 6/1/98


See Accompanying Notes to Condensed Consolidated Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME









                           6 Months Ended              3 Months Ended
                              June 30,                  June 30,
INTEREST INCOME            1998        1997         1998      1997
Loans                   $13,503,936$13,043,587   $ 6,902,141$ 6,644,476
Securities                6,245,131 6,128,816      3,159,975 3,146,757
Federal funds sold          263,513   121,706        117,534    52,115
Interest bearing deposits   160,439   105,832         63,125    59,705

Total interest income    20,173,01919,399,941     10,242,775 9,903,053


INTEREST EXPENSE

Deposits                  7,598,242 7,262,102      3,864,983 3,774,074
Securities sold under agreement
to repurchase and funds borrowed   952,400   669,212   516,166   329,252

Total interest expense    8,550,642 7,931,315      4,381,149 4,103,327


Net interest income      11,622,37711,468,627      5,861,626 5,799,727
Provision for loan losses   400,000   450,000        200,000   250,000

Net interest income after
provision for loan losses11,222,37711,018,627      5,661,626 5,549,727

Realized gains-security trans., net   147,395         31,544        10     31,544
Other operating income    3,688,786 3,384,510      1,844,188 1,714,211

Total other operating income3,836,1813,416,054     1,844,198 1,745,755
Other operating expenses 10,114,083 9,817,646      5,182,464 4,903,212


Income before income taxes 4,944,475 4,617,035     2,323,360 2,392,270
Income taxes              1,563,800 1,577,591        690,894   830,330

Net Income              $ 3,380,675$ 3,039,444   $ 1,632,466$ 1,561,940


Basic Earnings per Share   $0.82     $0.73          $0.40     $0.38



*ADJUSTED  TO  REFLECT  A 2-FOR-1 STOCK SPLIT IN THE FORM OF A  100%  STOCK  DIVIDEND
EFFECTIVE 6/1/98








See Accompanying Notes to Condensed Consolidated Financial Statements

              CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Six Months Ended
                                                            June 30,

                                                   1998           1997
OPERATING ACTIVITIES
Net income                                     $ 3,380,675    $ 3,039,444

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of intangible assets                293,651        293,651
  Provision for loan losses                        400,000        450,000
  Depreciation and amortization                    751,820        760,268
  Amortization and discount on securities, net      92,316        143,436
  Gain on sales of securities, net                (147,395)       (31,544)
  Increase in other assets                       (1,217,594)     (945,268)
  Increase (decrease) other liabilities            192,282     (1,697,905)

     Net cash provided by operating activities   3,745,755      2,012,082


INVESTING ACTIVITIES

  Proceeds from maturities of securities - AFS  26,865,482     14,551,871
  Proceeds from maturities of securities -HTM    1,708,364      8,169,710
  Proceeds from sales of securities - AFS        6,080,902      5,238,524
  Purchases of securities - AFS                (57,292,964)    (21,805,261)
  Purchases of securities - HTM                   (840,920)     (4,526,192)
  Purchases of premises and equipment, net         (684,923)      (535,887)
  Loans, net of repayments and other reductions (23,327,584)   (14,753,641)
  Proceeds from sales of student loans           1,101,984      1,158,466


     Net cash used by investing activities      (46,389,659)  (12,502,410)


FINANCING ACTIVITIES

  Net increase in demand deposits,
    NOW, savings and insured money market accounts 486,500      8,754,053
  Net increase in certificates of
    deposit and individual retirement accounts  20,231,564      9,087,870
  Net increase (decrease) in securities sold under
    agreements to repurchase                    26,858,030     (1,397,357)
  Net decrease in Federal Home Loan Bank advances(6,300,000)            0
  Purchase of treasury shares                     (335,033)             0
  Cash dividends paid                            (1,280,750)    (1,160,440)


     Net cash provided by financing activities  39,660,311     15,284,126

  Net increase (decrease) in cash and
    cash equivalents                            (2,983,593)     4,793,798
  Cash and cash equivalents at beginning of year 34,418,455    31,755,294

  Cash and cash equivalents at end of period   $31,434,862    $36,549,092




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


2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, and results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.


3. Net income per share for the periods presented have been computed by dividing net income by 4,123,479 (4,144,428) weighted average shares outstanding for the six month periods ended June 30, 1998 and 1997 and 4,123,476 (4,144,428) weighted average shares outstanding for the three month periods ended June 30, 1998 and 1997, respectively. (adjusted to reflect a 2-for 1 stock split in the form of a 100% stock dividend effective 6/1/98).


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

     Comprehensive income for the six-month and three-month periods ended June 30, 1998 and 1997 were $3,928,040 ($2,085,764) and
     $3,318,240 ($3,09,865), respectively. The following summarizes the components of other comprehensive income:

     Unrealized Gains or Losses on Securities:
       Unrealized holding gains during the six months ended
        June 30, 1997, net of tax (pre-tax amount of $495,739)$    297,741
       Reclassification adjustment for gains realized in net
       income during the six months ended June 30, 1997, net of
       tax (pre-tax amount of $31,544)                         (18,945)
     Other comprehensive income-six months ended June 30, 1997$    278,796

       Unrealized holding gains during the six months ended
       June 30, 1998, net of tax (pre-tax amount of $1,058,758)$    635,890
       Reclassification adjustment for gains realized in net
       income during the six months ended June 30, 1998, net of
       tax (pre-tax amount of $147,395)                        (88,525)
     Other comprehensive income-six months ended June 30, 1998$    547,365

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


     In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires (companies or banks) to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument, depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for all fiscal quarters beginning January 1, 2000 for calendar year (companies or banks). Earlier adoption, however, is permitted. At the adoption of SFAS 133 on the (Company's or Bank's) consolidated financial statements.


Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operation


      Total assets at June 30, 1998 were $593.1 million, which represents a $44.1 million or 8.0% increase since the beginning of the year. The growth which has taken place during the first six months of this year is reflected primarily in the securities and loan portfolios which have increased $24.4 million and $22.0 million respectively.

       The Available for Sale segment of the securities portfolio totaled $210.6 million as compared to $185.3 million at the beginning of the year, an increase of 13.7%. At amortized cost, increases in Federal Agency Bonds ($21.4 million), Corporate Bonds ($7.5 million) and equity securities ($403 thousand) were somewhat offset by a $4.2 million decrease in Municipal Bonds. The allowance valuation for Available for Sale securities has increased $911 thousand since year end due to the strong performance of our equities portfolio. The Held to Maturity segment of the portfolio consisting primarily of Municipal Obligations totaled $8.4 million at June 30, 1998 versus $9.2 million at the beginning of the year.
       Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the securities portfolio at June 30, 1998 are set forth in the following tables:

                          AVAILABLE  FOR  SALE                    HELD   TO
MATURITY
                    Amortized        Fair            Amortized    Fair
                       Cost          Value             Cost        Value
U.S. Treasury and other
  U.S. Govt. Agencies  $115,036,510$115,137,340  $       -    $       -
Mtg. Backed Securities   54,438,951 54,893,677           -            -
Obligations of states and
  Political subdivisions  21,117,81221,322,557       8,292,095    8,292,095
Other bonds and notes     7,620,268  7,640,625          64,490       64,490
Corporate Stocks          3,861,995  11,621,567          -            -
                       $202,075,536$210,615,766   $  8,356,585 $  8,356,585

       The carrying value and weighted average yields based on amortized cost by years to maturity for securities available for sale as of June 30, 1998 are as follows (excluding corporate stocks):

                                                   Maturing

                                Within One Year         After One, Within Five
                             Amount        Yield          Amount     Yield
     U.S. Treasury and other
       U.S. Government Agencies$ 24,606,7306.47%      $ 55,818,595    6.15%
     Mortgage Backed Securities    -        -           2,779,287     6.69%
     Obligations of states and
       political subdivisions   5,420,621  4.69%         7,071,429    4.71%
     Other bonds and notes          -       -            2,503,125    6.25%
       Total                 $ 30,027,351  6.15%      $ 68,172,436    6.03%

                                                   Maturing

                          After Five, Within Ten        After Ten Years
                             Amount        Yield         Amount      Yield
     U.S. Treasury and other
       U.S. Government Agencies$ 34,712,0156.61%     $      -          -
     Mortgage Backed Securities     -       -           52,114,390    7.35%
     Obligations of states and
       political subdivisions   4,974,284  4.47%         3,856,223    4.94%
     Other bonds and notes      2,637,500  6.31%        2,500,000     6.44%
       Total                 $ 42,323,799  6.34%      $ 58,470,613    7.15%

      Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may repay obligations with or without call or prepayment penalties.

      The amortized cost and weighted average yields by years to maturity for securities held to maturity as of June 30, 1998 are as follows:

                                                 Maturing

                               Within One Year       After One, Within Five
                             Amount       Yield       Amount         Yield
Obligations of states and
  political subdivisions      $ 5,635,238  3.92%       $ 1,336,678    5.03%
Other bonds and notes              -         -              -           -
  Total Bonds                 $ 5,635,238  3.92%       $ 1,336,678    5.03%

                                                 Maturing
                           After Five, Within Ten         After Ten Years
                             Amount       Yield          Amount      Yield
Obligations of states and
  political subdivisions      $ 1,320,179  3.97%      $     -           -
Other bonds and notes             64,490   8.25%            -           -
  Total                       $ 1,384,669  4.17%      $     -           -

      There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at June 30, 1998 in either the Available for Sale or Held to Maturity categories.


      Gross unrealized gains and gross unrealized losses on securities Available for Sale were as follows:

                                AVAILABLE FOR SALE
                           Unrealized Unrealized
                              Gains     Losses
U.S. Treasury and other
  U.S. Govt. Agencies     $   279,088 $  178,258
Mtg. Backed Securities       478,192      23,466
Obligations of states and
  Political subdivisions      233,961     29,216
Other bonds and notes          20,357      -
Corporate Stocks            7,759,572      -
                          $ 8,771,172 $  230,940

      Realized net gains on sales of securities Available for Sale for the six-month period ended June 30, 1998 were $147,395 as compared to $31,544 through June 30, 1997.


      Included in the Corporate Stocks component in the above tables are 51,222 shares of SLM Holding Corp., formerly known as Student Loan
Marketing Association ("Sallie Mae") at a cost basis of $4,686 and fair value of $2,509,878. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency . Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at June 30, 1998, the Bank's equity portfolio held listed securities totaling $89,538 at cost with a total fair value of $5,318,192. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 22,006 shares of the Federal Home Loan Bank of New York valued at $498,200 and $2,200,600 respectively. Management has no current plans for selling these securities.


     In total, loan balances have increased $22.0 million or 7.4% since the beginning of the year as loan demand in the commercial, consumer and mortgage segments has been strong throughout the second quarter. The commercial portfolio has grown by $16.3 million or 15.9%. Included in this growth is the purchase of a $9.2 million block of loans during the second quarter. Consumer loans have increased $2.4 million or 2.1% as a result of strong demand in indirect auto financing. The total mortgage portfolio has grown by $3.3 million or 4.1% and the activity continues to be strong.


      Total deposits at June 30, 1998 were $471.8 million as compared to $451.0 million at the beginning of the year, an increase of $20.8 million or 4.6%. Public fund balances were up $22.4 million with personal and non-personal balances increasing by $635 thousand. The above were somewhat offset by a $2.2 million decrease in official checks outstanding.


      Of the $26.9 million increase in securities sold under agreements to repurchase, $24.5 million is related to term repurchase agreements with the Federal Home Loan Bank used to leverage the purchase of Federal Agency Bonds as well as a portion of the $9.2 million loan purchase made during the second quarter.


     Net earnings for the second quarter were $1.632 million as compared to $1.562 million for the second quarter of 1997, a 4.5% increase. Net earnings per share for the quarter increased by $0.02 or 5.3% when compared to last year. While gains were seen in both net interest income and other operating income, they were offset by a $279 thousand or 5.7% increase in operating expenses. The major factors associated with this were increased expenses related to Other Real Estate Owned (OREO) and health insurance costs. While pre-tax earnings were $69 thousand lower than last years, our income tax expense decreased by $139 thousand as a result of tax minimization strategies implemented during the quarter.


      Net earnings for the six month period ended June 30, 1998 were $3.381 million, a $341 thousand or 11.2% increase over last years six month results. Net earnings per share for the six month period were $0.82 versus $0.73 the prior year, an increase of 12.3% on 20,949 fewer average shares outstanding. Earnings for the first six months were enhanced by a $116 thousand increase in realized gains on securities transactions. In addition to the above, earnings for the first six months of 1998 have been positively impacted by a $204 thousand increase in net interest income, reflective of a $27.3 million increase in average earning assets, as well as a $304 thousand increase in other operating income. The primary factors influencing this increase are higher levels of fiduciary income ($209 thousand), Mastercard and Visa merchant discount fees ($47 thousand), and service charge income ($43 thousand). Operating expenses for the first six months of 1998 are $296 thousand or 3.0% higher than a year ago. As noted above, the major factors influencing this increase were higher expenses related to Other Real Estate Owned (OREO) and health insurance. While pre-tax income has improved by $327 thousand, the income tax expense for the first six months of 1998 is $14 thousand lower due to tax minimization strategies implemented during the second quarter.


      As indicated on the Condensed Consolidated Statement of Cash Flows, cash and cash equivalents have decreased $3.0 million since the beginning of the year. In addition to cash provided by operating activities ($3.7 million), other primary sources of cash flow during the six month period ended June 30, 1998 included proceeds from the sale and maturity of investment securities ($34.7 million), an increase in deposit accounts ($20.7 million) and an increase in securities sold under agreement to repurchase ($26.9 million). Cash proceeds generated from the above sources have been used primarily to fund the purchase of investment securities ($58.1 million), the increase in loans, net of repayments ($23.3 million), the payment of cash dividends ($1.3 million) and the repayment of overnight advances from the Federal Home Loan Bank ($6.3 million).


      On May 13, 1998, the shareholders of the Company approved an increase in the authorized number of shares from 3,000,000 to 10,000,000 and a reduction in par value from $5.00 to $0.01 per share. On that same date, the Board of Directors approved a 2 for 1 stock split in the form of a 100% stock dividend resulting in an increase in the number of shares issued from 2,150,067 to 4,300,134.


     During the six months ended June 30, 1998, the Company acquired 15,582 Treasury shares at an average price of $21.50 per share (adjusted for the above mentioned split). No treasury shares have been sold thus far in 1998. During the quarter, the Company declared a cash dividend of $0.17 per share, an increase of 9.7% over the first quarter dividend of $0.155 adjusted for the stock split.


Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, the loan loss provision for the first six months of 1998 was $400 thousand as compared to $450 thousand one year ago. At 239% of non-performing loans and 1.35% of total loans, the Allowance for Loan Loss is viewed by management as adequate relative to risk. Non-performing loans at June 30, 1998 constituted 0.57% of total loans.


     Changes in the allowance for loan losses for the six months ended June 30, 1998 is as follows:

                                                         June 30, 1998
                                                         Amount (000's)
Balance at beginning of period                 $                $ 4,145
Charge-offs:
  Domestic:
     Commercial, financial and agricultural         13
     Commercial mortgages                            0
     Residential mortgages                           5
     Consumer loans                                284          $   302

Recoveries:
  Domestic:
     Commercial, financial and agricultural     $   16
     Commercial mortgages                            0
     Residential mortgages                           0
     Consumer loans                                 56


                                                                $    72
Net charge-offs                                                 $   230
Additions charged to operations                                     400
Balance at end of period                                        $ 4,315
Ratio of net charge-offs during the period
to average loans outstanding during the period                     .08%

      Included in the allowance for loan losses at June 30, 1998 is an allowance for impaired loans of $218 thousand versus $239 thousand at the beginning of the year. The total recorded investment in these loans at June 30, 1998 and December 31,1997 was $1.084 million and $951 thousand respectively. Management distinguishes between impaired and non-accrual loans as follows:


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


      At June 30, 1998, the allocation of the allowance for loan losses is as follows:

                                   Reported Period
                                   June 30, 1998
Balance at end of period
applicable to:
                                              Percent of Loans in each
                                 Amount            Category to Total Loans
Domestic:
  Commercial, financial
    and agricultural            848,605           37.24%
  Commercial mortgages           24,064            1.79%
  Residential mortgages          24,506           24.31%
  Consumer loans                607,872           36.66%

Unallocated:                     2,810,067           N/A

Total                          $4,315,114          100.00%

      For the periods ended June 30, 1998 and December 31, 1997, the following table summarized the Company's non-accrual and past due loans:

                                         Amounts (000's)

                       June 30, 1998                  December 31, 1997
           Non-accrual loans $   854                       $   930

           Accruing loans past due$   955                         $   688
             90 days or more

      At June 30, 1998, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At June 30, 1998, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.


     On June 30, 1998, the Company's consolidated leverage ratio was 9.28%. The Tier I and Total Risk Adjusted Capital ratios were 15.28% and 16.53%, respectively.


Significant Issue - Year 2000


      During 1997, management advised its Board of Directors of the many issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century, have been programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management is undergoing a five phase project to respond to this issue, with major emphasis upon identifying all applications and data bases supporting the Bank's mission critical applications. The five phase are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors, determine alternate vendors, and evaluate the capacity of its customers to respond to this challenge. A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five Step Program. Testing of critical applications has begun and is expected to be substantially completed by year end 1998, with testing of other non-critical applications expected to be completed by march 31, 1999. The Company has recently begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems. It is expected that costs associated with Year 2000 readiness including hardware and software upgrades as well as costs of testing will be approximately $200,000.


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

       The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of June 30,1998 the exposure to changing interest rates is within the guidelines established by the ALCO.

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

      Lastly, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect the bank's shareholders in the advent of adverse changes to interest rates, and as of June 30, 1998 exposure to changing interest rates is within the risk limits established.
PART II.  OTHER INFORMATION


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

      (3.2)     Bylaws of the Registrant, as amended to April 8, 1998.
                                    EXHIBIT A

      (27)      Financial Data Schedule (EDGAR version only)

      (b)  Reports on Form 8-K

            The registrant filed one report on Form 8-K during the quarter ended June 30, 1998. The report dated May 14, 1998 filed required information relating to the shareholder approved increase in authorized number of shares from 3,000,000 to 10,000,000, a reduction in par value from $5.00 to $0.01 per share and a 2 for 1 stock split in the form of a 100% stock dividend.
                                FORM 10 - Q
                             QUARTERLY REPORT
                               EXHIBIT INDEX

                      FOR PERIOD ENDING JUNE 30, 1998

                       CHEMUNG FINANCIAL CORPORATION
                             ELMIRA, NEW YORK

                       _____________________________


EXHIBIT A       Amended Bylaws Effective April 8, 1998

                (A copy of the Bylaws exhibit filed with the Securities and Exchange Commission may be obtained upon request by writing to the registrant's
                Corporate Secretary.)


                 CHEMUNG FINANCIAL CORPORATION

                            BY-LAWS

                    Amended to April 8, 1998

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


SECTION 4.   Fixing Record Date

      The Board of Directors may fix, in advance, a date as the record date for purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action. Such date shall be not more than sixty (60) nor less than ten (10) days before the date of such meeting nor more than 60 days before any other action. If no record date is fixed, the record date for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given and for all other purposes shall be at the close of business on the day on which the resolution of the Board of Directors relating thereto is adopted.

SECTION 5.   Notice of Meetings of Shareholders

     Written notice of every meeting of shareholders shall state the place, date and hour of the meeting and unless it is the annual meeting, indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice of a special meeting shall also state the purpose or purposes for which the meeting is called. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the statutory requirements to receive payment for their shares, the notice of such meeting shall include a statement of that purpose and to that effect. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten (10) nor more than sixty (60) days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice shall be deemed given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders or, if he shall have filed with the secretary of the corporation a written request that notices to him be mailed to some other address, then directed to him at such other address.

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

SECTION 13.   Interested Directors

     No contract or other transaction between a corporation and one or more of its directors, or between a corporation and any other corporation, firm, association or other entity in which one or more of its directors, or officers, are directors or have a substantial financial interest, shall be either void or voidable for this reason alone or by reason alone that such director or directors are present at the meeting of the Board, or of a committee thereof, which approves such contract or transaction or that his or their votes are counted for such purpose:

     1. If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the Board or committee, and the Board or committee approves such contract or transac-tion by a vote sufficient for such purpose without counting the vote of such interested director or, if the votes of the disinterested directors are insufficient to constitute an act of the Board as defined in Section 9 of this Article, by unanimous vote of the disinterested directors; or
     2. If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the share-holders entitled to vote thereon, and such contract or transaction is ap-proved by vote of such shareholders; or
    3. If the contract or transaction is affirmatively established by the party or parties thereto to be fair and reasonable as to the corporation at the time it was approved by the Board, a committee thereof, or the shareholders.

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

                       CHEMUNG FINANCIAL CORPORATION



DATE:                                          August 11, 1998     /s/  Jan
P. Updegraff
                                              Jan P. Updegraff
                                              President & CEO



DATE:                                         August 11, 1998     /s/  John
R. Battersby Jr.
                                              John R. Battersby Jr.
                                              Treasurer