Form 10-Q
period 1998-09-30
CHEMUNG FINANCIAL CORP
filed 1998-11-12
CIK 763563

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549
                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period ended SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          Commission File No. 0-13888


                              CHEMUNG FINANCIAL CORPORATION
                          -----------------------------


             (Exact name of registrant as specified in its charter)


                        New York                       16-1237038
                 --------------------------         -------------------

              (State or other jurisdiction of       I.R.S. Employer
              incorporation or organization)       Identification No.

            One Chemung Canal Plaza, Elmira, NY         14902
            -----------------------------------         --------
           (Address of principal executive offices)    (Zip Code)


                                   (607) 737-3711
                                   ---------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by  Section  13  or 15(d) of the Securities Exchange

Act  of  1934  during  the preceding 12 months (or for such shorter period that the registrant was  required  to file  such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  XX             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998:

     COMMON STOCK, $.01 PAR VALUE -- OUTSTANDING 4,115,005 SHARES


                     CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

                    ---------------------------------------------

                                        INDEX








PART I.   FINANCIAL INFORMATION
                                                                     PAGE
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

          Financial Condition" of the quarterly 10-Q for

          the period ended September 30, 1998 and is in-

          corporated herein by reference to Interest Rate Risk        12



PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K                            14

          All other items required by Part II are either inapplicable or would require an answer which is negative.


SIGNATURES                                                            16

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

                  CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   Sept. 30,         Dec. 31,
                                                     1998              1997
                                                  ----------         --------
ASSETS
Cash and due from banks                         $ 25,865,279     $ 32,997,157
Int.-bearing deposits                              1,221,945       1,421,298
Federal funds sold                                10,000,000               0
Securities held to maturity, fair value of
$6,188,829 in 1998 and $9,224,028 in 1997          6,188,829        9,224,028
Securities available for sale, at fair value     200,786,098      185,302,745
Loans, net of unearned income and deferred fees  324,335,562      296,976,769
Allowance for loan losses                        (4,384,724)      (4,145,422)
                                                ------------     ------------
Loans, net
319,950,838                                      292,831,347
Bank premises and equipment, net                  10,104,486       10,219,043
Intangible assets,
 net of accumulated amortization                   6,375,154        6,815,631
Other assets                                      11,729,467       10,123,203
                                                ------------     ------------
Total assets                                    $592,222,096     $548,934,452
                                                ============     ============
LIABILITIES

Deposits:  Non-interest bearing                 $ 86,931,633     $ 94,656,560
          Interest bearing                       382,107,745      356,387,782
                                                ------------     ------------
Total deposits                                   469,039,378      451,044,342
Securities sold under agreement to repurchase      35,940,37       29,447,856
Federal Home Loan Bank Advances                   10,000,000       16,300,000
Other liabilities                                 12,301,412       10,505,077
                                                ------------     ------------
Total liabilities                                527,281,162      487,297,275
                                                ------------     ------------
SHAREHOLDERS' EQUITY

Common Stock, $0.01 pv per share-1998 $5.00 pv
per share 1997;authorized 10,000,000 issued:
 4,300,134-1998;authorized 3,000,000 issued:
 2,150,067-1997                                       43,001       10,750,335
Surplus                                           20,830,638       10,101,804
Retained earnings                                 41,471,036       38,236,025
Treasury stock, at cost (185,129 shares in
 1998 and 161,076 in 1997*)                      (2,615,137)      (2,032,886)
Accumulated Other Comprehensive Income             5,211,396        4,581,899
                                                 -----------     ------------
Total shareholders' equity                        64,940,934       61,637,177
Total liabilities & shareholders' equity        $592,222,096     $548,934,452
                                                ============     ============

*ADJUSTED TO REFLECT A 2-FOR-1 STOCK SPLIT IN THE FORM OF A 100% STOCK DIVIDEND
 EFFECTIVE 6/1/98

See Accompanying Notes to Condensed Consolidated Financial Statements



                         CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     9 MONTHS ENDED         3 MONTHS ENDED
                                        SEPT. 30,              SEPT. 30,
INTEREST INCOME                     1998       1997         1998        1997
                               -----------  ----------- -----------   ----------
Loans                          $20,747,883  $19,857,579 $ 7,243,947  $ 6,813,992
Securities                       9,442,108    9,144,038   3,196,977    3,015,222
Federal funds sold                 423,266      205,075     159,753       83,369
Interest bearing deposits          202,945      191,776      42,506       85,944
                               -----------   ----------  ----------   ----------
Total interest income           30,816,202   29,398,468  10,643,183    9,998,527
                               -----------   ----------  ----------   ----------
INTEREST EXPENSE
Deposits                        11,553,221   11,022,375   3,954,979    3,760,273
Securities sold under
 agreement to repurchase
 and funds borrowed              1,613,694    1,004,198     661,294      334,986
                               -----------   ----------  ----------   ----------
Total interest expense          13,166,915   12,026,573   4,616,273    4,095,259
                               -----------   ----------  ----------   ----------
Net interest income             17,649,287   17,371,895   6,026,910    5,903,268
Provision for loan losses          600,000      738,583     200,000      288,583
                               -----------   ----------  ----------   ----------
Net interest income after
provision for loan losses       17,049,287   16,633,312   5,826,910    5,614,685
                               -----------   ----------  ----------   ----------
Realized gains-sec. trans., net    215,993      143,010      68,598      111,466
Other operating income           5,755,952    5,114,746   2,067,166    1,730,236
                               -----------   ----------  ----------   ----------
Total other operating income     5,971,945    5,257,756   2,135,764    1,841,702
Other operating expenses        15,283,937   14,749,399   5,169,854    4,931,753
                               -----------   ----------  ----------   ----------
Income before income taxes       7,737,295    7,141,669   2,792,820    2,524,634
Income taxes                     2,440,967    2,459,065     877,167      881,474
                              ------------   ----------  ----------   ----------
NET INCOME                      $5,296,328  $ 4,682,604 $ 1,915,653  $ 1,643,160
                              ============  =========== ===========  ===========
BASIC EARNINGS PER SHARE             $1.29        $1.13       $0.47        $0.40

*ADJUSTED TO REFLECT A 2-FOR-1 STOCK SPLIT IN THE FORM OF A 100% STOCK DIVIDEND
 EFFECTIVE 6/1/98

See Accompanying Notes to Condensed Consolidated Financial Statements


                         CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Nine Months Ended
                                                          Sept. 30,
                                                        1998             1997
                                                 -----------      -----------
OPERATING ACTIVITIES
--------------------
Net income                                       $ 5,296,328      $ 4,682,604
Adjustments to reconcile net income to net cash
 provided by operating activities:
Amortization of intangible assets                    440,477          440,477
Provision for loan losses                            600,000          738,583
Depreciation and amortization                      1,127,729        1,140,402
Amortization and discount on securities, net         150,237          223,813
Gain on sales of securities, net                   (215,993)        (143,010)
Increase in other assets                         (1,606,264)      (1,229,552)
Increase (decrease) other liabilities              1,319,641      (1,834,817)
                                                ------------     ------------
Net cash provided by operating activities          7,112,155        4,018,500

INVESTING ACTIVITIES
--------------------
Proceeds from maturities of securities - AFS      49,673,891       24,917,456
Proceeds from maturities of securities -HTM        6,194,839       10,837,142
Proceeds from sales of securities - AFS           19,174,370       10,288,578
Purchases of securities - AFS                   (83,217,743)     (37,228,605)
Purchases of securities - HTM                    (3,159,640)      (6,631,320)
Purchases of premises and equipment, net         (1,013,172)      (1,194,166)
Loans, net of repayments and other reductions   (30,478,543)     (13,294,206)
Proceeds from sales of student loans               2,759,052        2,943,718
                                                ------------     ------------
Net cash used by investing activities           (40,066,946)      (9,361,403)
                                                ------------     ------------
FINANCING ACTIVITIES
--------------------
Net increase in demand deposits,
 NOW, savings and insured money
 market accounts                                   5,437,507        1,213,272
Net increase in certificates of
 deposit and individual retirement accounts       12,557,529       14,450,047
Net increase (decrease) in securities sold
 under agreements to repurchase                   26,492,516      (1,877,109)
Net decrease in Federal Home Loan
 Bank advances                                   (6,300,000)                0
Purchase of treasury shares                        (582,251)         (15,750)
Cash dividends paid                              (1,981,741)      (1,802,826)
                                                ------------     ------------
Net cash provided by financing activities         35,623,560        9,541,090
                                                ------------      -----------
Net increase (decrease) in cash and
 cash equivalents                                  2,668,769        4,198,187
Cash and cash equivalents at beginning of year    34,418,455       31,755,294
                                                ------------     ------------

Cash and cash equivalents at end of period       $37,087,224      $35,953,481
                                                ============     ============

See Accompanying Notes to Condensed Consolidated Financial Statements


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


2. The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, and results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997.


3. Net income per share for the periods presented have been computed by dividing net income by 4,120,832 (4,147,483) weighted average shares outstanding for the nine month periods ended September 30, 1998 and 1997 and 4,115,538 (4,144,128) weighted average shares outstanding for the three month periods ended September 30, 1998 and 1997,
          respectively.  (adjusted to reflect a   2for 1 stock split in the
          form  of a 100% stock dividend effective 6/1/98).


4. Goodwill, which represents the excess of purchase price over the fair value of identifiable assets acquired, is being amortized over 15 years on the straightline method. Deposit base intangible, resulting from the Bank's purchase of deposits from the Resolution Trust Company in 1994, is being amortized over the expected useful life of 15 years on a straight-line basis. Amortization periods are monitored to determine if events and circumstances require such periods to be reduced. Periodically, the Company reviews its goodwill and deposit base intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets are not recoverable.


5. Effective January 1, 1998 the Company adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company.

          On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency translation items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.


          Comprehensive income for the nine-month and three-month periods ended September 30, 1998 and 1997 were $5,925,825 ($1,997,785) and
          $5,893,911 ($2,575,671), respectively. The following summarizes the components of other comprehensive income:

          Unrealized Gains or Losses on Securities:
          -----------------------------------------
          Unrealized holding gains during the nine months
          ended September 30, 1997, net of tax (pre-tax
          amount of $2,159,838)                                   $1,297,199
          Reclassification adjustment for gains realized
          in net income during the nine months ended
          September 30, 1997, net of tax (pre-tax
          amount of $143,010)                                        (85,892)
          -----------
          Other comprehensive income-nine months
          ended September 30, 1997                                $1,211,307
                                                                  ==========
          Unrealized holding gains during the nine months
          ended September 30, 1998, net of tax (pre-tax
          amount of $1,264,106)                                   $  759,222
          Reclassification adjustment for gains realized
          in net income during the nine months ended
          September 30, 1998, net of tax (pre-tax
          amount of $215,993)                                       (129,725)
                                                                  -----------
          Other comprehensive income-nine months ended
          September 30, 1998                                      $  629,497
                                                                  ============

          In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and will not have an impact on the Company's financial position or results of operation.


          In February, 1998 the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits. This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The statement is effective for the Company in 1998 and will not impact the Company's financial position and results of operations.

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


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION



     Total assets at September 30, 1998 were $592.2 million, which represents a $43.3 million or 7.91% increase since the beginning of the year. The growth which has taken place during the first nine months of this year is reflected primarily in the loan and securities portfolios which have increased $27.4 million and $12.4 million respectively.

     The Available for Sale segment of the securities portfolio totaled $200.8 million as compared to $185.3 million at the beginning of the year, an increase of 8.4%. At amortized cost, increases in Federal Agency Bonds ($22.3 million), Corporate Bonds ($9.6 million) and equity securities ($418 thousand) were somewhat offset by decreases in U.S. Treasury Notes and Municipal Bonds totalling $13.2 million and $7.5 million respectively. The allowance valuation for Available for Sale securities has increased by $1.0 million since year end as unrealized gains in the bond portfolio have risen in conjunction with the decline in interest rates. The Held to Maturity segment of the portfolio consisting primarily of Municipal Obligations totaled $6.2 million at September 30, 1998 versus $9.2 million at the beginning of the year.

     Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the securities portfolio at September 30, 1998 are set forth in the following tables:

                               AVAILABLE FOR SALE           HELD TO MATURITY
                               Amortized      Fair        Amortized     Fair
                                 Cost        Value          Cost        Value
                            ------------   -----------   ----------    ---------
U.S. Treasury and other
 U.S. Govt. Agencies        $102,844,544  $104,251,841    $       0    $       0
Mtg. Backed Securities        54,804,603    55,466,713            0            0
Obligations of states and
 Political subdivisions       20,896,858    21,423,807    6,124,338    6,124,338
Other bonds and notes          9,686,144     9,743,745       64,490       64,490
Corporate Stocks               3,876,964     9,899,991            0            0
                            ------------  ------------   ----------     --------

                            $192,109,114  $200,786,098   $6,188,829   $6,188,829


     The carrying value and weighted average yields based on amortized cost by years to maturity for securities available for sale as of September 30, 1998 are as follows (excluding corporate stocks):


                                                       Maturing

                                      Within One Year     After One, Within Five
                                       Amount   Yield           Amount     Yield
                                       ------   -----           ------     -----
U.S. Treasury and other
 U.S. Government Agencies         $ 24,643,455    6.48%     $ 57,408,320   6.07%
Mortgage Backed Securities                   0        0        2,395,878   6.69%
Obligations of states and
 political subdivisions              4,834,210    4.72%        6,944,946   4.72%
Other bonds and notes                        0        0        2,540,625   6.25%
                                  ------------    -----     ------------   -----
Total                             $ 29,477,665    6.19%     $ 69,289,769   5.96%

                                                    Maturing
                                 After Five, Within Ten          After Ten Years
                                    Amount      Yield           Amount     Yield
                                    ------      -----           ------     -----
U.S. Treasury and other
 U.S. Government Agencies         $ 22,200,066    6.88%       $        0       0
Mortgage Backed Securities                   0        0       53,070,835   7.33%
Obligations of states and
 political subdivisions              5,910,982    4.78%        3,733,669   5.05%
Other bonds and notes                2,665,625    7.41%        4,537,496   6.88%
                                  ------------    -----       ----------   -----
Total                             $ 30,776,673    6.53%     $ 61,342,000   7.16%


     Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may repay obligations with or without call or prepayment penalties.

     The amortized cost and weighted average yields by years to maturity for securities held to maturity as of September 30, 1998 are as follows:

                                                     Maturing
                                    Within One Year       After One, Within Five
                                   Amount     Yield         Amount         Yield
                                   ------     -----         ------         -----
Obligations of states and
 political subdivisions            $ 3,309,505    3.95%      $ 1,342,830   4.94%
Other bonds and notes                        0        0                0       0
                                   -----------    -----       -----------  -----
Total Bonds                        $ 3,309,505    3.95%       $ 1,342,830  4.94%

                                                     Maturing
                                 After Five, Within Ten          After Ten Years
                                     Amount       Yield           Amount   Yield
                                     ------       -----           ------   -----
Obligations of states and
 political subdivisions            $ 1,472,003    4.00%          $     0       0
Other bonds and notes                   64,490    8.25%                0       0
                                   -----------    -----          -------   -----
Total                              $ 1,536,493    4.18%          $     0       0


    There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at September 30, 1998 in either the Available for Sale or Held to Maturity categories.

     Gross unrealized gains and gross unrealized losses on securities Available for Sale were as follows:

                                     AVAILABLE FOR SALE
                                     ------------------
                                        Unrealized     Unrealized
                                             Gains         Losses
                                        ----------      ---------
U.S. Treasury and other
 U.S. Govt. Agencies                   $ 1,407,297       $      0
Mtg. Backed Securities                     691,712         29,602
Obligations of states and
 Political subdivisions                    526,949              0
Other bonds and notes                      119,918         62,317
Corporate Stocks                         6,023,027              0
                                       -----------       --------
                                       $ 8,768,903       $ 91,919


     Realized net gains on sales of securities Available for Sale for the nine month period ended September 30, 1998 were $215,993 as compared to $143,010 through September 30, 1997.


     Included in the Corporate Stocks component in the above tables are 50,879 shares of SLM Holding Corp., formerly known as Student Loan Marketing Association ("Sallie Mae") at a cost basis of $4,654 and fair value of $1,650,413. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency.
Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at September 30, 1998, the Bank's equity portfolio held listed securities totaling $89,538 at cost with a total fair value of $4,441,081. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 22,156 shares of the Federal Home Loan Bank of New York valued at $498,200 and $2,215,600 respectively. Management has no current plans for selling these securities.


     In total, loan balances have increased $27.4 million or 9.2% since the beginning of the year. Approximately 4.3% of this growth is in the commercial portfolio which has increased by $11.9 million or 11.5% during 1998. Consumer loans have increased $8.5 million or 7.5% as a result of strong demand in indirect auto financing and growth in our term home equity product. The mortgage portfolio has grown by $7.0 million or 8.8% and the activity continues to be strong.


     Total deposits at September 30, 1998 were $469.0 million as compared to $451.0 million at the beginning of the year, an increase of $18.0 million or

4.0%. Public fund balances were up $16.6 million with personal and non-personal balances increasing by $4.1 million. The above were somewhat offset by a $2.7 million decrease in official checks outstanding.


     Of the $26.5 million increase in securities sold under agreements to repurchase, $24.5 million is related to term repurchase agreements with the Federal Home Loan Bank used to leverage the purchase of Federal Agency Bonds as well as a portion of the $9.2 million loan purchase made during the second quarter.


     Net earnings for the third quarter were $1.916 million as compared to $1.643 million for the third quarter of 1997, a 16.6% increase. Net earnings per share for the quarter increased by $0.07 or 17.5% when compared to last year. While gains were seen in both net interest income ($212 thousand) and other operating income ($337 thousand), they were somewhat offset by a $238 thousand or 4.8% increase in operating expenses. While pre-tax earnings were $268 thousand higher than last year, our income tax expense was $4 thousand lower as a result of tax minimization strategies implemented during the second quarter of this year.


     Net earnings for the nine month period ended September 30, 1998 were $5.296 million, a $614 thousand or 13.1% increase over last years nine month results. Net earnings per share for the nine month period were $1.29 versus $1.13 the prior year, an increase of 14.2% on 26,651 fewer average shares outstanding. Earnings for the first nine months were enhanced by a $73 thousand increase in realized gains on securities transactions. In addition to the above, earnings for the first nine months of 1998 have been positively impacted by a $416 thousand increase in net interest income, reflective of a $33.8 million increase in average earning assets, as well as a $641 thousand increase in other operating income. The primary factors influencing this increase include higher levels of fiduciary income ($342 thousand), an insurance settlement related to a May 1997 fire ($114 thousand), Mastercard and Visa merchant discount fees ($84 thousand), checkcard income ($58 thousand) and service charges ($60 thousand). Operating expenses for the first nine months of 1998 are $535 thousand or 3.6% higher than a year ago. The major factors influencing this increase were higher expenses related to Other Real Estate Owned "OREO" ($240 thousand), salaries and employee benefits ($186 thousand) and credit card processing costs ($117 thousand). While our pre-tax income has improved by $596 thousand, income tax expense for the first nine months of 1998 is $18 thousand lower due to the tax minimization strategies implemented during the second quarter.


     As indicated on the Condensed Consolidated Statement of Cash Flows, cash and cash equivalents have increased $2.7 million since the beginning of the year. In addition to cash provided by operating activities ($7.1 million), other primary sources of cash flow during the nine month period ended September 30, 1998 included proceeds from the sale and maturity of investment securities ($75.0 million), an increase in deposit accounts ($18.0 million) and an increase in securities sold under agreement to repurchase ($26.5 million). Cash proceeds generated from the above sources have been used primarily to fund the purchase of investment securities ($86.4 million), the increase in loans, net of repayments ($30.5 million), the payment of cash dividends ($2.0 million) and the repayment of overnight advances from the Federal Home Loan Bank ($6.3 million).


     On May 13, 1998, the shareholders of the Company approved an increase in the authorized number of shares from 3,000,000 to 10,000,000 and a reduction in par value from $5.00 to $0.01 per share. On that same date, the Board of Directors approved a 2 for 1 stock split in the form of a 100% stock dividend resulting in an increase in the number of shares issued from 2,150,067 to 4,300,134.


  During the nine months ended September 30, 1998, the Company acquired 24,053 Treasury shares at an average price of $24.21 per share (adjusted for the above mentioned split). No treasury shares have been sold thus far in 1998. During the quarter, the Company declared a cash dividend of $0.17 per share. Cash dividends declared year to date total $0.495 per share as compared to $0.45 per share during the same period last year.


     Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, the loan loss provision for the first nine months of 1998 was $600 thousand as compared to $739 thousand one year ago. At 274% of non-performing loans and 1.35% of total loans, the Allowance for Loan Loss is viewed by management as adequate relative to risk. Non-performing loans at September 30, 1998 constituted 0.49% of total loans.


     Changes in the allowance for loan losses for the nine months ended September 30, 1998 is as follows:

                                                              September 30, 1998
                                                                 Amount (000's)
                                                                 ---------------
Balance at beginning of period                                           $ 4,145
Charge-offs:
Domestic:
     Commercial, financial and agricultural           $   13
     Commercial mortgages                                  0
     Residential mortgages                                21
     Consumer loans                                      437             $   471

Recoveries:
Domestic:
     Commercial, financial and agricultural           $   19
Commercial mortgages                                       0
     Residential mortgages                                 0
     Consumer loans                                       92
                                                      ------
                                                                         $   111
                                                                         -------

Net charge-offs                                                          $   360
Additions charged to operations                                              600
Balance at end of period                                                 $ 4,385
                                                                         ------
Ratio of net charge-offs during the period
to average loans outstanding during the period                              .12%


     Included in the allowance for loan losses at September 30, 1998 is an allowance for impaired loans of $675 thousand versus $239 thousand at the beginning of the year. The total recorded investment in these loans at September 30, 1998 and December 31,1997 was $4.594 million and $951 thousand respectively. Management distinguishes between impaired and non-accrual loans as follows:


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

     At September 30, 1998, the allocation of the allowance for loan losses is as follows:

                                          Reported Period
                                          September 30, 1998
                                          ------------------
Balance at end of period
applicable to:
                                                   Percent of Loans in each
                                       Amount       Category to Total Loans
                                       ------      ------------------------
Domestic:
Commercial, financial
  and agricultural                 $1,116,169              35.22%
  Commercial mortgages                 22,380               1.76%
  Residential mortgages                 9,984              24.98%
  Consumer loans                      717,188              38.04%
Unallocated:                        2,519,003                 N/A
                                   ----------             -------
Total                              $4,384,724             100.00%


          For the periods ended September 30, 1998 and December 31, 1997, the following table summarized the Company's non-accrual and past due loans:

                                             Amounts (000's)
                                             ---------------
                           September 30, 1998                  December 31, 1997
                           ------------------                   ----------------
Non-accrual loans                     $   954                            $   930
                                      -------                             ------
Accruing loans past due 90 days
  or more                             $   647                            $   688
                                      -------                            -------


     At September 30, 1998, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At September 30, 1998, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.


     On September 30, 1998, the Company's consolidated leverage ratio was 9.18%. The Tier I and Total Risk Adjusted Capital ratios were 15.30% and 16.55%, respectively.


SIGNIFICANT ISSUE - YEAR 2000


          During 1997, management advised its Board of Directors of the many issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century, have been programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management is undergoing a five phase project to respond to this issue, with major emphasis upon identifying all applications and data bases supporting the Bank's mission critical applications. The five phases are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors, determine alternate vendors, and evaluate the capacity of its customers to respond to this challenge. A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five Step Program. Testing of critical applications has begun and is expected to be substantially completed by year end 1998, with testing of other non-critical applications expected to be completed by March 31, 1999. The Company has begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems.

     In addition, the Company is currently formulating a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan will be based upon the Company's existing disaster recovery plan with modifications for Year 2000 risks. The Company expects to complete its systems contingency plan by March 1999.

          Significant Year 2000 failures in the Company's systems or in the systems of third parties (or third parties upon whom they depend) could have a material adverse effect on the Company's financial condition and results of operation. The Company believes that its reasonably likely worse case Year 2000 scenario is (i) a material increase in the Company's credit losses due to Year 2000 problems for the Company's borrowers and obligors, and (ii) disruption in financial markets causing liquidity stress to the Company. The magnitude of these potential credit losses and disruption cannot be determined at this time.

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

     The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of September 30,1998 the exposure to changing interest rates is within the guidelines established by the ALCO.


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

     Lastly, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect the bank's shareholders in the advent of adverse changes to interest rates, and as of September 30, 1998 exposure to changing interest rates is within the risk limits established.

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

       (a)  Applicable Exhibits

       (3.1) Certificate of Incorporation is filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration
No. 295743, and is incorporated herein by reference.


               Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of New York on April 1, 1988, is incorporated
herein by reference to Exhibit A of the      registrant's Form 10-K for the year
ended December 31, 1988, File      No. 0-13888.


       (3.2) Bylaws of the Registrant, as amended to April 8, 1998 are incorporated herein by reference to Exhibit A of the registrant's Form 10-Q for the quarter ended June 30, 1998,
               File No. 0-13888.

       (27)    Financial Data Schedule (EDGAR version only)

       (b)     Reports on Form 8-K

               During the quarter ended September 30, 1998, no reports on Form 8K or amendments to any previously-filed Form 8-K were file by the registrant.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.


                          CHEMUNG FINANCIAL CORPORATION


DATE:     November 12, 1998                            Jan P. Updegraff
          -----------------                            ----------------
                                                       President & CEO



DATE:     November 12, 1998                            John R. Battersby Jr.
          -----------------                            ---------------------
                                                       Treasurer