Form 10-K
period 1998-12-31
CHEMUNG FINANCIAL CORP
filed 1999-03-29
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

	 X 	   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      		   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For the fiscal year ended December 31, 1998
                               OR
	   	   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

                   Common Stock, par value $0.01 a share
                             (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO

The aggregate market value of Common Stock held by non-affiliates on February 28, 1999 was $55,996,704

As of February 28, 1999 there were 4,100,054 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on May 12, 1999 are incorporated by reference into Parts III and IV.

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

On June 1, 1985, after the approval by the New York State Superintendent of Banks and the Board of Governors of the Federal Reserve System of the Plan of Acquisition and holding company application, the Bank became a wholly owned subsidiary of the Corporation. There have been no material changes in the mode of conducting business of either the Corporation or the Bank since the acquisition of the Bank by the Corporation.

The Corporation is subject to applicable federal laws relating to bank holding companies as well as federal securities laws, State Corporation Law and State Banking Law.

(b)  Financial information about industry segments

The Corporation and the Bank are engaged only in banking and bank-related businesses. Exhibits I through V included in the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, sets forth financial information with respect to bank-related industry segments. The MD&A including Exhibits I through V are incorporated herein by reference.

(c)  Narrative description of business

Business


The Bank is a New York State chartered, independent commercial bank, which engages in full-service commercial and consumer banking and trust business. The Bank's services include accepting time, demand and savings deposits including NOW accounts, Super NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or participating with regional industrial development and community lending corporations, making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection, small business loans and student loans. Additional services include renting of safe deposit facilities, selling uninsured annuity and mutual fund investment products, and the use of networked automated teller facilities.

Trust services provided by the Bank include services as executor, trustee under wills and agreements, guardian and custodian and trustee and agent for pension, profit-sharing and other employee benefit trusts as well as various investment, pension, estate planning and employee benefit administrative services.

For additional information, which focuses on the results of operation of the Corporation and the Bank, see Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference.

There have been no material changes in the manner of doing business by the Corporation or the Bank during the fiscal year ended December 31, 1998.

                               Competition

Six (6) of the Bank's thirteen (13) full-service branches, in addition to the main office, are located in Chemung County. The other seven (7) full-service branches are located in the adjacent counties of Schuyler, Steuben, and Tioga. All facilities are located in New York State.

Within these market areas, the Bank encounters intense competition in its banking business from several other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and local offices of regional and major metropolitan-based banks), as well as stock savings banks and credit unions. In addition, the Bank experiences competition in marketing some of its services from local operations of insurance companies, brokerage firms and retail businesses.

                     Dependence Upon a Single Customer


Neither the Corporation nor the Bank is dependent upon a single or limited number of customers.

                      Research and Development


Expenditures for research and development were immaterial for the years 1998, 1997, and 1996.

                      Employees


As of December 31, 1998, the Bank employed 291 persons on a full-time equivalent basis.


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

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and
Interest Differential

                                                         December 31,

                                 1998               	           1997            	    	           1996
                 		Average          Yield/ Average         Yield/ Average		        Yield/
                  	Balance  Interest Rate 	Balance Interest Rate  Balance Interest	 Rate
Assets
Interest earning assets:
Loans	            	$ 311,679 	27,865	8.94%	$291,259 	26,680	9.16%	$273,904  25,314 9.24%
Taxable securities 		173,306 	11,188 6.46  	157,615 	10,629 6.74  	156,378 	10,292	6.58
Tax-exempt securities 31,118   1,434 4.61   	31,154   1,442 4.63   	28,883  	1,360	4.71
Federal funds sold   	10,882    	590 5.42    	5,481  	  300 5.48    	6,522 	   350 5.37
Other Investments     	1,365      	3 	.22      	161      	0   	-        	0      	0    -
Interest-bearing
  deposits             4,186 	   328 7.83  	  5,380  	  321 5.97  	  3,808  	  195 5.13

Total interest
earning assets		     532,536 	41,408 7.78%  491,050 	39,372 8.02% 	469,495 	37,511 7.99%

Non-interest earning assets:
Cash and due from
   banks              25,184  		            	24,396             			23,501
Premises and equipment,
    net              	10,154  	             		9,751  		           	10,146
Other assets	         	9,203               			8,091              			7,003
Less allowance for
 loan losses	        	(4,323		              	(4,077)		            	(3,932)
Excess of cost over
 fair value of net
 assets          		   14,625           			   13,211  			           12,247

Total             	$ 587,379           			$ 542,422  	        		$ 518,460

Liabilities and
Shareholders' Equity

Interest bearing
   liabilities:
                              <C
Demand deposits	   	$  43,456   	611	1.41%	$ 44,991   	675	1.50%	$ 44,261    719	1.63%
Savings deposits	    	143,065  4,284 3.00  	135,146 	3,894	2.88  	139,219  3,942	2.83
Time deposits		       190,684 10,351	5.43  	185,686	10,187	5.49  	177,537  9,625	5.42
Federal Home Loan Bank
advances and securities
sold under agreements
to repurchase		        45,25	  2,420 5.35  	 24,233  1,342 5.54    15,213    757	4.97

Total interest
bearing liabilities	422,463   17,666	4.18% 	390,056	16,098	4.13% 	376,230	15,043	4.00%

Non-interest bearing
   liabilities:
Demand deposits     	89,957		               	84,332            			79,901
Other		              10,981			                9,281			             8,181
                  		523,401	              		483,669	           		464,312
Shareholders'
  equity             63,978			               58,753			            54,148

Total           		$ 587,379	            		$ 542,422		         	$ 518,460

Net interest earnings		        	$ 23,742		          	$ 23,274		        	$ 22,468

Net yield on interest
   earning assets				                     4.46%		               	4.74%		       	4.79%

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

No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions. The following table sets forth for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

               1998 Compared to 1997             	    1997 Compared to 1996

              	Increase (Decrease) Due to (1)  	Increase (Decrease) Due to (1)
              		Volume          	Rate     	Net   	Volume	     Rate	      Net
                     	(In Thousands of Dollars)    	(In Thousands of Dollars)
Interest earned on:
Loans                   $ 1,836  	(651)  	1,185   	1,591   	(225)     	1,366
Taxable securities       	1,017  	(458)    	559      	82    	255        	337
Tax-exempt securitie       	(2)    	(6)     	(8)    	105    	(23)        	82
Federal funds sold        	293     	(3)    	290     	(57)     	7        	(50)
Other Investments           	3      	0       	3       	0      	0          	0
Interest-bearing deposits  (80)     87  	     7  	    90  	   36  	      126

   Total interest
     earning assets    $ 3,067  (1,031) 	 2,036  	 1,811  	   50     	 1,861

Interest paid on:

Demand deposits	          (23)	   (41)	    (64)      	12    	(56)  	     (44)
Savings deposits         	229   	 161     	390     	(117)    	69   	     (48)
Time deposits            	272   	(108)    	164      	446  	  116   	     562
Federal Home Loan Bank
advances and securities
	sold under agreements to
	repurchase	            1,126	    (48) 	 1,078  	    491  	   94   	     585

  Total interest bearing
     liabilities     	$ 1,604     (36)   1,568  	    832  	  223   	   1,055

<FN1>
(1)	The change in interest due to both rate and volume has been allocated to
volume and rate changes in	proportion to the relationship of the absolute dollar
amounts of the change in each.

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):

                                  	            December 31,
  			                          	    1998            	1997            	1996

U.S. Treasury and other
   U.S. Government Agencies   			$ 101,528        	93,971          	104,567
Mortgage backed securities       			89,593        	55,603           	50,109
State and political subdivisions 			28,036        	34,955           	30,775
Other bonds and notes             			9,762           	149            	1,270
Corporate stocks              			   13,036	         9,849          	  8,996

    Total                     			$ 241,955       	194,527          	195,717

	Included in the above table are $235,294, $185,303 and $185,365 (in thousands of dollars) of securities available for sale at December 31, 1998, 1997 and
1996, respectively.



The following tables set forth the maturities of investment securities at
December 31, 1998 and the weighted 	average yields of such securities
(calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations.

        			                                          Maturing

                                  				 	Within                After One, But
			                                 		One Year             	Within Five Years

                               				Amount    	Yield      	Amount         Yield
                                       		     (In Thousands of Dollars)

U.S. Treasury and other
   U.S. Government Agencies    			$ 17,548   	5.21%      	$ 59,563     	5.89%
Mortgage Backed Securities	           		-      	-            1,982     	6.69
State and political subdivisions  			8,301   	4.39          	7,842     	4.58
Other bonds and notes          			      -  	    -   	        2,516     	6.25

	Total		                         	$ 25,849   	4.94%	      $ 71,903     	5.78%

                      				                             Maturing
                         				          After Five, But   	         After
			                                 	 Within Ten Years  	        Ten Years
                                 		Amount    	Yield       	Amount	       Yield
                                    					     (In Thousands of Dollars)
U.S. Treasury and other
  U.S. Government Agencies    			$ 24,417    	6.56%       	$     -        	- %
Mortgage Backed Securities          			-       	-           	87,611     	6.95
State and political subdivisions 			8,177    	4.56           	3,716     	5.05
Other bonds and notes			            2,715    	6.35  	         4,531     	6.88

   Total                       		$ 35,309    	6.08%	       $ 95,858     	6.87%


Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years:

                                               December 31,

                         		    	1998    	1997    	1996    	1995    	1994
                          				          (In Thousands of Dollars)
	Commercial, financial and
	   agricultural	          	$ 113,865  	102,816	  92,557  	89,785  	75,006
	Real estate mortgages       		89,544   	79,753  	78,400  	71,870  	67,912
	Consumer loans		             126,097  	114,593  113,004  101,687 	 94,181

     Total                		$ 329,506	  297,162 	283,961 	263,342 	237,099




The following table shows the maturity of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 1998. Also provided are the
amounts due after one year classified 	according to the sensitivity to changes
in interest rates:

                                   				    After One
		                             	Within   	 But Within     	After
                          		  	One Year   	Five Years   	Five Years     	Total
Commercial, financial and
   agricultural            		 $ 32,815	      19,469     	 61,581      	113,865

Loans maturing after one
 year with:
 Fixed interest rates		                     	12,184       24,019
 Variable interest rates			                   7,285	      37,562

    Total                               			$ 19,469     	 61,581

Non-accrual and Past Due Loans

The following table summarizes the Corporation's non-accrual and past due loans:


                           	                        December 31,

                                  			1998   	1997   	1996   	1995   	1994
                                      					(In Thousands of Dollars)

Non-accrual loans (1)           		$ 4,458	   930   	1,494  	1,119   	1,201

	Accruing loans past due
	   90 days or more             		$   395	   688	     226	    681	     354

Information with respect to non-accrual loans at December 31, 1998, 1997 and 1996 is as follows:

                         				                  December 31,

                                  				1998            	1997        	1996
                                      					(In Thousands of Dollars)

Non-accrual loans		               	$ 4,458            	930         	1,494

Interest income that would have
 been recorded under original terms	 		545            	286           	278

Interest income recorded during
 the period	                          	271             	48            	58

<FN1>

(1)	It is the Corporation's policy that when a past due loan is referred to
legal counsel, or in the case of a 	commercial loan which becomes 90 days
delinquent, or in the case of consumer, mortgage or home equity loans 	not
guaranteed by a government agency which becomes 120 days delinquent, the loan
is placed in nonaccrual 	and previously accrued interest is reversed unless,
because of collateral or other circumstances, it is 	deemed 	to be collectible.
Loans may also be placed in nonaccrual if management believes such
classification	is 	warranted for other reasons.


Potential Problem Loans

At December 31, 1998, the Corporation has no commercial loans for which
payments are presently current but 	the borrowers are currently experiencing
severe financial difficulties. Those loans are subject to constant management attention and their classification is reviewed by the Board of Directors at least quarterly.

Loan Concentrations

At December 31, 1998, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Other Interest-Bearing Assets

At December 31, 1998, the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

Summary of Loan Experience

This table summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 1998:

                         	                  	Year Ended December 31,

                               			1998     	1997    	1996    	1995    	1994
                                    				(In Thousands of Dollars)

Balance at beginning of period 		$4,145    	3,975   	3,900   	3,600   	3,500

Charge-offs:

Commercial, financial and
     agricultural                  		13       	77     	195     	82      	282
Real estate mortgages              		16       	53       	1      	5       	14
Consumer loans                    		552      	640     	538    	286	      422
Home equity		                        13 	      -    	   20   	  -      	  -

                                 			594      	770     	754    	373      	718
Recoveries:

Commercial, financial and
    agricultural	                   	35       	14      	16     	16       	18
Consumer loans                 		   123	       76	      71	     93	       76
                              			   158	       90	      87  	  109	       94

Net charge-offs                   		436      	680     	667    	264      	624

Allowance of acquired
  bank at time of acquisition      		-        	-       	-      	-       	100

Additions charged to
	   operations (1)		                800 	     850	     742	    564	      624

Balance at end of period       		$4,509	    4,145   	3,975  	3,900    	3,600

Ratio of net charge-offs during
  period to average loans
   outstanding (2)            		   .14%	     .23%	    .24%	    .11%	    .28%

<FN1>

(1)	The amount charged to operations and the related balance in the allowance
 for loan losses is based upon	periodic evaluations of the loan portfolio by
 management.  These evaluations consider several factors 	including, but not
 limited to, general economic conditions, loan portfolio composition, prior loan
 loss	experience, growth in the loan portfolio and management's estimation of
 future potential losses.	The risk elements in the various portfolio
 categories are not considered to be any greater in 1998 than in 	prior
 years.  The net charge-offs to total loans have averaged 0.20% over the last
 five years and the 	highest 	percentage in any of those years was 0.28%.
<FN2>
(2)	Daily balances were used to compute average outstanding loan balances.


The allocated portions of the reserve reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the reserve by loan type are the current levels of past due, non-accrual and impaired loans. The unallocated portion of the reserve represents risk elements in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated reserves include historical loan loss history, current econmic conditions, and expectations for loan growth. The following table summarizes the Corporation's allocation of the loan loss reserve for each year in the five-year period ended December 31, 1998:

                               						Amount (in thousands) and Percent of
						                                 Loans by Category to Total Loans
Balance at end of
Period Applicable to:
                   	1998 	%    	1997 	%    	1996  	%	  1995  	%	   1994 	%
Domestic:         	$3,197	100.0	2,588	100.0	2,445	100.0	2,030	100.0	2,857	100.0

Commercial, financial
and agricultural   	2,081 	34.6	1,402 	34.5	1,472 	32.3	1,042 	33.0	2,108 	31.0
Commercial mortgages  	21  	1.5  	132  	2.0  	249  	3.2  	305  	4.1  	282  	5.0
Residential mortgages 	88 	25.7   	31 	24.8   	21 	24.5   	16	 23.6   	16 	23.6
Consumer loans     	1,007 	38.3	1,023 	38.7  	703	 40.0  	667 	39.3  	451 	40.4

Unallocated:	       1,312 	N/A 	1,557	 N/A 	1,530	 N/A	 1,870	 N/A	   743	 N/A

Total             	$4,509	100.0	4,145	100.0	3,975	100.0	3,900	100.0	3,6 00	100.0

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                             Year Ended December 31,

                                  1998                1997              1996

                            		Amount  	Rate      	Amount  	Rate  	Amount  Rate
                                 				(In Thousands of Dollars)

Noninterest-bearing
   demand deposits         	$  89,957   	- %    	   84,332  	- %    79,901 	- %
Interest-bearing demand
   deposits                   	43,456 	1.41        	44,991 	1.50   	44,261 	1.63
Savings deposits             	143,065 	3.00       	135,146 	2.88  	139,219 	2.83
Time deposits              	  190,684 	5.43       	185,686 	5.49  	177,537 	5.42

                          		$ 467,162              450,155          	440,918


Scheduled maturities of certificates of deposit at December 31, 1998 are summarized as follows:

                                     					Time Certificates
                                    					   of Deposits

                        				         (In Thousands of Dollars)
      	          1999                   				$118,730
	                2000			                     	41,142
       	         2001                     				11,274
      	          2002                      				3,505
      	          2003                      				2,529
                 2004 and thereafter				         261

                                       					$177,441

Maturities of certificates of deposit $100,000 or more outstanding at December 31, 1998 are summarized as follows:


                              					Time Certificates
                             					    of Deposits

    			                      	(In Thousands of Dollars
3 months or less			                 	$20,304
Over 3 through 12 months           				7,466
Over 12 months                     				4,867


	There were no other time deposits of $100,000 or more.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

                    			                            Year Ended December 31,

                                               				1998    	1997    	1996

Return on average assets		                        	1.24%   	1.26%   	1.19%
Return on average equity	                      	 	11.41   	11.67   	11.37
Return on beginning equity	                     		11.84   	12.22   	11.64
Dividend payout ratio	                          		37.56   	36.55   	35.78
Average equity to average assets ratio			         10.89   	10.83   	10.44
Year-end equity to year-end assets ratio	        	10.60   	11.23   	10.54



Short-Term Borrowings


For each of the three years in the period ended December 31, 1998, the average
outstanding balance of 	short-term borrowings did not exceed 30% of
shareholders' equity.


ITEM 2.  PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office, thirteen (13) branch locations situated in a four-county area, owned office space adjacent to the Bank's main office, and six (6) off-site automated teller facilities (ATMs), three (3) of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 62,000 square feet of space entirely occupied by the Bank. The combined square footage of the thirteen (13) branch banking facilities totals approximately 46,350 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 18,213 square feet of which 13,711 square feet are occupied by operating departments of the Bank and 4,502 square feet are leased. The leased automated teller facility spaces total approximately 150 square feet.

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

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANTS SECURITIES AND RELATED SHAREHOLDER
         MATTERS


The Corporation's stock is traded in the over-the-counter market. Incorporated herein by reference to portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management. Also incorporated herein by reference to a part of the Corporation's 1998 Annual Report are the dividends paid by the Corporation for each quarter of the last three (3) years. The number of shareholders of record on February 28, 1999 was 756.


ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data Exhibit included in Management's Discussion and Analysis of Financial Condition and Results of Operations and presented in the Corporation's Annual Report to Shareholders for the year ended December
31, 1998 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 7A.  QUANTITATIVE AND QUAITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by item 305 of Regulation S-K is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Independent Auditors' Report and consolidated financial statements as presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference to Exhibit D of Exhibit Listing 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                       None


                                     PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information set forth under the captions "Nominees For Election of Directors" and "Executive Officers" and the Section 16(a) disclosure set forth under the caption "Security Ownership of Management", as presented in the registrant's Proxy Statement, dated April 6, 1999, relating to the Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

ITEM 11.  EXECUTIVE COMPENSATION


The information set forth under the captions "Directors Compensation"; "Directors' Personnel Committee Report on Executive Compensation"; "Comparative Return Performance Graph"; "Executive Compensation";
"Pension Plan"; "Profit-Sharing, Savings and Investment Plan";
"Employment Contracts"; and "Other Compensation Agreements", presented in the registrant's Proxy Statement, dated April 6, 1999, relating to the Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", presented in the registrant's Proxy Statement, dated April 6, 1999, relating to the Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information set forth under the caption "Certain Transactions", presented in the registrant's Proxy Statement, dated April 6, 1999, relating to the Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) List of Financial Statements and Independent Auditors' Report


The following consolidated financial statements and Independent Auditors' Report of Chemung Financial Corporation and subsidiary, included in the Annual Report of the registrant to its shareholders as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 are incorporated by reference in Item 8:

         	-  Independent Auditors' Report
         	-  Consolidated Balance Sheets - December 31, 1998 and 1997
         	-  Consolidated Statements of Income - Years ended December 31, 1998,
	              1997 and 1996
          -  Consolidated Statements of Shareholders' Equity and Comprehensive
               Income - Years ended December 31, 1998, 1997 and 1996
         	-  Consolidated Statements of Cash Flows - Years ended
	              December 31, 1998, 1997 and 1996
         	-  Notes to Consolidated Financial Statements - December 31, 1998 and
         	     1997


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

    	         (3.2) --  Bylaws of the Registrant, as amended April 9, 1998,
	                       are incorporated herein by reference to Exhibit A of the Registrant's Form 10-Q for the period ended June 30, 1998, File No. 0-13888.

	Exhibit      (13)  --  Annual Report to Shareholders for the year ended
    	                   December 31, 1998.

   	                --  Table of Quarterly Market Price Ranges.		EXHIBIT A

   	                --  Table of Dividends Paid.	              		EXHIBIT B
 	                  --  Management's Discussion and Analysis of		EXHIBIT C
	                       Financial Condition and Results of
	                       Operations including the Selected
	                       Financial Data Exhibit.  Quantitative
	                       and Qualitative disclosures about
	                       Market Risk.

   	                --  Consolidated Financial Statements and			EXHIBIT D
	                       Independent Auditors' Report.

Exhibit     (21)    --  Subsidiaries of the registrant.		      	EXHIBIT E

Exhibit     (22)    --  Registrant's Notice of Annual Meeting,		EXHIBIT F
    	                   Proxy Statement dated April 6, 1999,
	                       and Proxy Form

Exhibit     (27)    --  Financial Disclosure Schedule (EDGAR version only)

(b)      Reports on Form 8-K

	There were no reports filed on Form 8-K during the three months ended December 31, 1998.

(c)      Exhibits

	The response to this portion of Item 14 is submitted as a separate section of
 this 	report.

(d)      Financial Statement Schedules

        	None



                                 ANNUAL REPORT ON FORM 10-K

                                         ITEM 14(c)

                                      CERTAIN EXHIBITS

                               YEAR ENDED DECEMBER 31, 1998

                               CHEMUNG FINANCIAL CORPORATION

                                      ELMIRA, NEW YORK
                            ____________________________________


EXHIBIT
LISTING                               EXHIBIT


EXHIBIT 13               Annual Report To Shareholders For The Year Ended
                         December 31, 1998

                     A - Table of Quarterly Market Price Ranges

                     B - Table of Dividends Paid

                     C - Management's Discussion and Analysis of
                         Financial Condition and Results of Operations Including the Selected Financial Data Exhibit Quantitative and Qualitative disclosures about Market Risk.

                     D - Consolidated Financial Statements and
                         Independent Auditors' Report

EXHIBIT 21           E - Subsidiaries of the Registrant

EXHIBIT 22           F - Notice of Annual Meeting, Proxy Statement
                         dated April 6, 1999, and Proxy Form


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	                                     CHEMUNG FINANCIAL CORPORATION
DATED:  MARCH 10, 1999

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

         Signature                     Title                      Date


                                      Director
Robert E. Agan


 /s/ John W. Bennett                  Director & Chairman    March 10, 1999
John W. Bennett                       of the Board


                                      Director
Donald L. Brooks, Jr.


 /s/ David J. Dalrymple               Director               March 10, 1999
David J. Dalrymple

 /s/ Robert H. Dalrymple              Director               March 10, 1999
Robert H. Dalrymple


                                      Director
Frederick Q.Falck


 /s/ Edward B. Hoffman                Director               March 10, 1999
Edward B. Hoffman


 /s/ Stephen M. Lounsberry III        Director               March 10, 1999
Stephen M. Lounsberry III


 /s/ Thomas K. Meier                  Director               March 10, 1999
Thomas K. Meier


 /s/ Ralph H. Meyer                   Director               March 10, 1999
Ralph H. Meyer


                                      Director
John F. Potter


 /s/ Charles M. Streeter, Jr.         Director                March 10, 1999
Charles M. Streeter, Jr.


 /s/ Richard W. Swan                  Director                March 10, 1999
Richard W. Swan


 /s/ William A. Tryon                 Director                March 10, 1999
William A. Tryon


 /S/ William C. Ughetta               Director               March 10, 1999
William C. Ughetta


 /s/ Nelson Mooers van den Blink      Director                March 10, 1999
Nelson Mooers van den Blink

/s/ Jan P. Updegraff                 Director, President &    March 10, 1999
Jan P. Updegraff  			             	Chief Executive Officer





Attest

 /s/ Donna C. Denton                  Secretary              March 10, 1999
Donna C. Denton