Form 10-Q
period 1999-03-31
CHEMUNG FINANCIAL CORP
filed 1999-05-14
CIK 763563

UNITED STATES
                 			SECURITIES AND EXCHANGE COMMISSION
                      				WASHINGTON D.C. 20549

                             					FORM 10-Q





[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For Quarterly period ended March 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934


	Commission File No. 0-13888


			               	CHEMUNG FINANCIAL CORPORATION
               				-----------------------------
	   	(Exact name of registrant as specified in its charter)



			                  New York					   16-1237038
        	       ------------------		---------------
		  (State or other jurisdiction of		I.R.S. Employer
		   incorporation or organization)  Identification No.


		One Chemung Canal Plaza, Elmira, NY			  14902
		-----------------------------------			---------
		(Address of principal executive offices)		(Zip Code)


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

					YES  XX	NO
					   ----	   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999:

Common Stock, $.01 par value -- outstanding 4,098,154 shares







        			CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
		        	--------------------------------------------
						                        INDEX
					                        	-----

                                     											   PAGE

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements - Unaudited


			Condensed Consolidated Balance Sheets			           1

			Condensed Consolidated Statements of Income		      2

			Condensed Consolidated Statements of Cash Flows		  3

			Notes to Condensed Consolidated Financial
			Statements								                                 4


Item 2:		Management's Discussion and Analysis of
			Financial Condition and Results of Operations		    5

Item 3:		Quantitative and Qualitative Disclosures
	  about	Market Risk

			Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations
   under the heading Interest Rate Risk.             12


PART II.	OTHER INFORMATION


Item 6:		Exhibits and Reports on Form 8-K				        13


			All other items required by Part II are either inapplicable or would require an answer which is negative.



SIGNATURES											                                15


PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

           CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             Unaudited
           --------------------------------------------
	                                               March 31	   Dec. 31
                                                   1999       1998
								                                        ----------		----------
ASSETS
Cash and due from banks					                    $24,472,105  	$27,515,582
Int.-bearing deposits with other financial
 Institutions						                               1,163,264		   1,304,207
Securities held to maturity, fair value of
  $6,713,967 in 1999 and $6,660,923 in 1998 	     6,713,967  	  6,660,923
Securities available for sale, at fair value	   231,912,865  	235,293,736
Loans, net of unearned income and deferred fees	341,906,040  	329,255,342
Allowance for loan losses				                    (4,552,493) 	 (4,509,185)
							                                        	------------	 ------------
Loans, net						                               	337,353,547  	324,746,157

Bank premises and equipment, net			              10,112,069  	 10,084,608
Intangible assets,
  net of accumulated amortization			              6,081,502  	  6,228,328
Other assets						                               12,350,571  	 11,826,068
							                                        ------------	 ------------
Total assets					                              $630,159,890  $623,659,609
							                                        ============	 ============
LIABILITIES

Deposits:	Non-interest bearing		               $ 91,190,059  $101,908,083
		Interest bearing			                           391,566,251   364,231,279
							                                        	-----------		 -----------
Total deposits					                             482,756,310   466,139,362

Securities sold under agreement to repurchase			 51,018,415    50,587,369
Federal Home Loan Bank Advances			               20,000,000		  26,900,000
Other liabilities						                          10,316,569		  13,943,251
							                                        	----------	   -----------
Total liabilities					                         	564,091,294	 	557,569,982
								                                        -----------		 -----------
SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
  authorized 10,000,000 shares,
  issued: 4,300,134					                             43,001		     43,001
Surplus							                                   20,851,800		 20,851,800
Retained earnings						                          43,913,941		 42,770,991
Treasury stock, at cost (201,980 shares in 1999
  and 197,380 in 1998)					                      (3,094,241)	 (2,970,954)
Accumulated Other Comprehensive Income		          4,354,095		  5,394,789
							                                         	-----------		-----------
Total shareholders' equity				                   66,068,596		 66,089,627
								                                         -----------		-----------
Total liabilities & shareholders' equity	      $630,159,890 $623,659,609
							                                        ============ ============
See Accompanying Notes to Condensed Consolidated Financial Statements



          	CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
	           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Unaudited
        			--------------------------------------------
			                                         Three Months Ended
			                                               March 31
INTEREST INCOME					                    	    1999	         1998
---------------					                        	----		        ----
Loans						                              	$ 6,897,357	 	$ 6,601,795
Securities						                            3,427,455	 	  3,085,156
Federal funds sold				                        145,890		     145,979
Interest bearing deposits			                   84,215		      97,314
						                                    	-----------		-----------
Total interest income				                  10,554,917		   9,930,244
						                                    	-----------		-----------

INTEREST EXPENSE
----------------
Deposits						                              3,607,551		  3,733,259
Securities sold under agreement
 to repurchase and funds borrowed		           884,695		    436,234
						                                    	-----------		-----------
Total interest expense				                  4,492,246		  4,169,493
						                                    	-----------		-----------

Net interest income				                     6,062,671		  5,760,751
Provision for loan losses			                  200,000		    200,000
					                                    		-----------		-----------
Net interest income after
 provision for loan losses             			  5,862,671		   5,560,751
						                                    	-----------		-----------
Net Gain on Sales of Securities          	          0		     147,385

Other operating income			 	                 2,105,686		   1,844,598
						                                    	-----------		-----------
Total other operating income 			            2,105,686		   1,991,983

Other operating expenses			                 5,311,476		   4,931,619
						                                    	-----------		-----------

Income before income taxes		             	  2,656,881 		  2,621,115
Income taxes					                             817,244		     872,906
				                                    			-----------		-----------
Net Income			                          			$ 1,839,637	 	$ 1,748,209
						                                   	===========		 ===========

Net Income per Share				                       	$0.45	      		$0.42

See Accompanying Notes to Condensed Consolidated Financial Statements

        		 CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
		        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Unaudited
        		----------------------------------------------

                                     									Three Months Ended
										                                         March 31

                                               1999         1998
                                               ----			      ----
OPERATING ACTIVITIES
--------------------
Net income							                              $ 1,839,637	  $ 1,748,209

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of intangible assets			             146,826	      146,826
  Provision for loan losses				                    200,000	      200,000
  Depreciation and amortization            			     392,130	      375,910
  Amortization and discount on
   securities, net					                            176,269	       21,393
Net Gain on Sales of Securities    		                    0	     (147,385)
  (Increase) decrease in other assets		           (524,503)     (693,941)
  Increase (decrease) other liabilities		       (4,317,861)   (2,729,281)
							                                      	-------------	-------------
	Net cash provided (used) by
	operating activities				                       (2,087,502)	   4,380,293
                                      								-------------	-------------

INVESTING ACTIVITIES
--------------------
  Proceeds from maturities of securities - AFS  26,375,406	   13,639,209
  Proceeds from maturities of securities -HTM	     620,747 	     822,130
  Proceeds from sales of securities - AFS		            248	    6,080,716
  Purchases of securities - AFS			             (23,519,683)	 (35,423,066)
  Purchases of securities - HTM			                (673,791)	    (320,920)
  Purchases of premises and equipment, net	       (419,591)	    (311,783)
  Loans, net of repayments and
   other reductions				                        (13,431,139)	   3,973,136
  Proceeds from sales of student loans		           623,749	      285,957
							                                      	-------------	-------------

	Net cash (used) by investing activities				   (10,424,054)	 (11,254,621)
                                      								-------------	-------------

FINANCING ACTIVITIES
--------------------
  Net increase (decrease) in demand deposits,
    NOW, savings and insured money
    market accounts					                        (2,367,298) 	 (3,523,166)
  Net increase (decrease) in certificates of
    deposit and individual retirement account 	 18,984,245	   13,767,481
  Net increase (decrease) in securities sold
    under agreements to repurchase			              431,046	   12,339,209
  Net Increase (decrease) in Federal Home
    Loan Bank advances					                     (6,900,000)	  (6,300,000)
  Sale of treasury shares					                           0		           0
  Purchase of treasury shares				                 (123,287)	    (335,033)
  Cash dividends paid					                        (697,570) 	   (641,611)
							                                       	-------------	------------

	Net cash provided (used) by
financing activities			                      	   9,327,136	   15,306,880
							                                        	------------	------------
  Net increase (decrease) in cash and
    cash equivalents					                       (3,184,420)	   8,432,552
  Cash and cash equivalents at beginning
    of year	                            						  28,819,789	   34,418,455
							                                        	------------	------------
  Cash and cash equivalents at end of period   $25,635,369  	$42,851,007
							                                       	=============	============

See Accompanying Notes to Condensed Consolidated Financial Statements




          			CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
	        	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		                        			(unaudited)




1.	Summary of Significant Accounting Policies
	------------------------------------------

Basis of Presentation

Chemung Financial Corporation (the Company) operates as a bank holding company. Its only subsidiary is Chemung Canal Trust Company (the Bank).The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in the consolidation.

The data in the condensed consolidated balance sheet as of December 31, 1998 was derived from the Company's 1998 Annual Report to Shareholders. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1998 Annual Report to Shareholders.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998, and results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

Net Income Per Share

Net income per share was computed by dividing net income by 4,100,321 weighted average shares outstanding for the three month period ended March 31, 1999 and 4,123,483 weighted average shares outstanding for the three month period ended March 31, 1998.

Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was $798,943 and $1,842,275, respectively. The following summarizes the components of other comprehensive income:

	Unrealized Gains or Losses on Securities:
	-----------------------------------------
	Unrealized holding gains during the
      three months ended March 31, 1998,
      net of tax (pre-tax amount of $304,005)		      	$    182,585

      Reclassification adjustment for gains
      realized in net income during the
      three months ended March 31, 1998, net of
      tax (pre-tax amount of $147,385)				                 (88,519)
								                                             		-------------
      Other comprehensive income-three months ended
      March 31, 1998	                           						$     94,066
                                                      ==============

      Unrealized holding losses during the
      three months ended March 31, 1999,
      net of tax (pre-tax amount of $(1,732,757))   		$ (1,040,694)

      Reclassification adjustment for gains or
      losses realized in net income during the
      three months ended March 31, 1999, net of
      tax (pre-tax amount of $0)					                            0
									                                            	-------------
      Other comprehensive income-three months ended
      March 31, 1999						                           	$ (1,040,694)
                                                      =============

Item 2:  Management's Discussion and Analysis of Financial Condition
		       and Results of Operations

Total assets at March 31, 1999 were $630.2 million, an increase of $6.5 million or 1.04% from the beginning of the year. This first quarter growth is reflected in total loans which have increased by $12.7 million or 3.84%, primarily offset by decreases in our securities portfolio and cash and due from banks of $3.3 million and $3.0 million respectively.


The available for sale segment of the securities portfolio totaled $231.9 million as compared to $235.3 million at the beginning of the year. At amortized cost, increases in Federal Agency Bonds ($3.0 million) and Municipal Bonds
($1.3 million) were offset by paydowns in Mortgage Backed Securities of $5.9 million. The valuation allowance for available for sale securities has declined by $1.7 million since year end 1998 as the result of the impact of higher market interest rates. The held to maturity segment of the portfolio consisiting primarily of Municipal Obligations totaled $6.7 million on both March 31, 1999 and December 31, 1998.

Amortized cost and fair value, maturity duration, and unrealized gains and losses for the components in each of the Available for Sale and Held to Maturity categories of the securities portfolio at March 31, 1999 are set forth in the following tables:

                           					AVAILABLE FOR SALE  	 	HELD TO MATURITY
					                          Amortized      Fair  		 Amortized  	Fair
					                            Cost        Value		      Cost    	Value
				                          	---------  	--------	   ---------	  -----
U.S. Treasury and other
  U.S. Govt. Agencies	       $103,783,506 $103,763,542  $    -    $     -
Mtg. Backed Securities	        83,316,699	  83,157,453	      -    	     -
Obligations of states and
  Political subdivisions       22,269,473   22,549,466   6,656,642  6,656,642
Other bonds and notes	        	 9,677,030	   9,603,575    	 57,325  	  57,325
Corporate Stocks			             5,616,582   12,838,829   	   -    	     -
                     				    ------------	 ------------ -----------  --------
                             $224,663,290 $231,912,865  $6,713,967  $6,713,967

The carrying value and weighted average yields based on amortized cost by years to maturity for securities available for sale as of March 31, 1999 are as follows (excluding corporate stocks):

                                      								    Maturing

                             						  Within One Year	    After One, Within Five
                            					    Amount	    Yield	    Amount	       Yield
					                                ------     -----	    ------	       -----
	U.S. Treasury and other
	  U.S. Government Agencies     	$ 28,575,820   5.89%	    $ 51,197,722   6.03%
	Mortgage Backed Securities	                -       -		      1,724,649   6.69%
	Obligations of states and
	  political subdivisions	          4,803,323   4.74%	       5,785,768   4.56%
	Other bonds and notes			                   -	      -		      2,491,400   6.25%
                             						------------	          	------------
	  Total				                     $ 33,379,143   5.73%	    $ 61,199,539   5.93%

                                         								    Maturing

                           						After Five, Within Ten 	    After Ten Years
                           					   Amount	      Yield	      Amount	     Yield
                           					   ------	      -----	      ------	     -----
	U.S. Treasury and other
	  U.S. Government Agencies     	$ 23,990,000   6.28%  	$    -             -
	Mortgage Backed Securities		            -   	    -    	 81,432,804  	   6.92%
	Obligations of states and
	  political subdivisions	          6,914,098   4.65%  	  5,046,277  	   4.88%
	Other bonds and notes		            2,610,150   6.31%	    4,502,025  	   6.88%
                            						------------	         ------------
	  Total				                     $ 33,514,248   5.95%   $90,981,106	     6.80%

Mortgage-backed securities are expected to have shorter average lives than their contractual maturities as shown above, because borrowers may repay obligations with or without call or prepayment penalties.

The amortized cost and weighted average yields by years to maturity for securities held to maturity as of March 31, 1999 are as follows:

                                      								    Maturing

                                    Within One Year     After One, Within Five
                            	   	  Amount      	Yield		    Amount	       Yield
                                 		------      	-----		   ------	        -----
Obligations of states and
  political subdivisions	         $ 3,646,173	  3.86%	  	$ 1,736,039	    4.63%
Other bonds and notes		                  -		      -		        	 -	          -
					                             -----------			         -----------
  Total				                       $ 3,646,173  	3.86%	  	$ 1,736,039	    4.63%

			                                              Maturing
                               	After Five, Within Ten	       After Ten Years
                                   	Amount	     Yield	     Amount	       Yield
                                   	------	     -----	     ------	       -----
Obligations of states and
  political subdivisions	        $ 1,274,430   	4.02%   		$   - 	           -
Other bonds and notes		               57,325 	  8.25%		       -	            -
					                            -----------			           ---------
  Total				                      $ 1,331,755   	4.20%   		$   -       	     -

There are no securities of a single issuer (other than securities of the U.S. Government and its agencies) that exceed 10% of shareholders equity at March 31, 1999 in either the Available for Sale or Held to Maturity categories.

Gross unrealized gains and gross unrealized losses on securities Available for Sale were as follows:

                          									AVAILABLE FOR SALE
                           		Unrealized	            	Unrealized
		                              Gains		                 Losses
                           		----------	             	----------
U.S. Treasury and other
  U.S. Govt. Agencies		   			$  272,894	              	$  292,858
Mtg. Backed Securities					     444,387		                 603,633
Obligations of states and
  Political subdivisions		 		   315,925		                  35,932
Other bonds and notes						           0 		                 73,455
Corporate Stocks						        7,222,247		                     -
                     								----------	             	-----------
                           		$8,255,453	              	$1,005,878

There were no realized net gains or losses on sales of securities available for sale during the three month period ended March 31, 1999.

Included in the Corporate Stocks component in the above tables are 46,898 shares of SLM Holding Corp., formerly known as Student Loan Marketing Association ("Sallie Mae") at a cost basis of $4,290 and fair value of $1,957,992. These shares were acquired as preferred shares (a permitted exception to the U.S. Government regulation banning bank ownership of equity securities) in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at March 31, 1999, the bank's equity portfolio held listed securities totaling $89,538 at cost with a total fair value of $5,327,907. These shares were acquired prior to the enactment of the Banking Act of 1933. Other equities included in the bank portfolio are 9,964 shares of Federal Reserve Bank and 39,556 shares of the Federal Home Loan Bank of New York valued at $498,200 and $3,955,600 respectively. Management has no current plans for selling these securities.

Total loan balances have increased $12.7 million or 3.84% since the beginning of the year. We have experienced strong first quarter demand in commercial lending where total business portfolio balances have increased by $12.0 million or 10.50%. Mortgage activity has remained strong with outstanding balances growing $2.3 million or 2.53%. Total consumer loans were down $1.5 million centered primarily in consumer installment loans and home equity loans which declined $1.3 million and $479 thousand respectively. We would attribute some of the above decrease in consumer installment loans to seasonal slowness in indirect auto lending activity.

Total deposits at March 31, 1999 were $482.8 million as compared to $466.1 million at the beginning of the year, an increase of $16.7 million or 3.56%. While public fund balances were up $26.0 million, this was somewhat offset by a $9.3 million decrease in personal and non-personal balances reflected primarily in non-interest bearing demand deposits. Much of this relates to the fact that direct deposits normally received on the first and third of the month were received on December 31, 1998 thereby somewhat inflating year end deposit balances.

Results of Operations

Net earnings for the first quarter of 1999 were $1.840 million, an increase of $91 thousand or 5.23% when compared to first quarter 1998 results. Net earnings per share for the period were $0.45 on 4,100,321 average shares outstanding versus $0.42 on 4,123,483 average shares outstanding the prior year. During the first quarter of 1998, realized after tax gains of $89 thousand were taken on the sale of $5.9 million of municipal obligations. No gains were taken during the first quarter of this year. Excluding the 1998 gains, all other net earnings increased by $180 thousand or 10.84% when compared to first quarter 1998 results. These positive results were impacted by a $302 thousand increase in net interest income as well as a $261 thousand (14.15%) increase in other operating income, the above being somewhat offset by a $380 thousand (7.70%) increase in other operating expenses. The reduction in income tax expense when compared to last year has resulted from tax minimization strategies implemented primarily in the second quarter of 1998.

Liquidity and Capital Resources

As indicated on the Condensed Consolidated Statement of Cash Flows, cash and cash equivalents have decreased by $3.2 million since the beginning of the year. The primary sources of cash flow during the three month period ended March 31, 1999 included proceeds from the maturity of investment securities ($27.0 million) and an increase in deposits ($16.6 million) due primarily to higher public fund deposit balances. Cash generated from the above sources were used primarily to fund loan growth ($12.7 million), purchase securities ($24.2 million), repay overnight advances from the Federal Home Loan Bank ($6.9 million) and reduce other liabilities ($4.3 million).

During the three months ended March 31, 1999, the company acquired 4,600 treasury shares at an average price of $26.80 per share. No treasury shares have been sold thusfar in 1999. During the quarter, the Company declared a cash dividend of $0.17 per share.

Non Performing Loans and Allowance For Loan Losses

Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, management has maintained the loan loss provision for the first three months at $200 thousand which is equal to the amount expensed during the first three months of 1998. At 98% of non-performing loans and 1.33% of total loans, the Allowance for Loan Losses is viewed by management as adequate relative to risk. Non-performing loans at March 31, 1999 constituted 1.36% of total loans.

Changes in the allowance for loan losses for the three months ended March 31, 1999 is as follows:

                                      									    March 31, 1999
                                      									    Amount (000's)
                                      									    --------------
Balance at beginning of period			                 	$      	     	$ 4,509
Charge-offs:
  Domestic:
     Commercial, financial and agricultural		         	16
     Commercial mortgages						                         0
     Residential mortgages					                        	7
     Consumer loans						                             183	      	$   206

Recoveries:
  Domestic:
     Commercial, financial and agricultural	     	$    15
     Commercial mortgages					                          0
     Residential mortgages					                         0
     Consumer loans						                              34
                                                  -------
												                                                     $    49
												                                                      -------
Net charge-offs								                                        		$   157
Provision charged to operations							                               200
Balance at end of period							                                 	$ 4,552
											                                                     	-------
Ratio of net charge-offs during the period
to average loans outstanding during the period	               				   .05%

A loan would be considered impaired when it is probable that after having considered current information and events regarding the borrower's ability to repay their obligations, the corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Included in the allowance for loan losses at March 31, 1999 is an allowance for impaired loans of $946 thousand versus $993 thousand at the beginning of the year. The total recorded investment in these loans at March 31, 1999 and December 31, 1998 was $4.349 million and $4.569 million respectively.

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

At March 31, 1999, the allocation of the allowance for loan losses is as follows:

                                             								Reported Period
                                   								          March 31, 1999
                                             								---------------
Balance at end of period
applicable to:
                                             				Percent of Loans in each
                                 Amount         	Category to Total Loans
                                 ------         	------------------------
Domestic:
  Commercial, financial
    and agricultural	           	2,088,439		             	36.77%
  Commercial mortgages		            22,969		             	 1.40%
  Residential mortgages		           91,752		             	25.43%
  Consumer loans			                934,715			             36.40%

Unallocated:			                  1,414,618			               N/A
								                         ---------               --------
Total				                       $4,552,493		             100.00%

For the periods ended March 31, 1999 and December 31, 1998, the following table summarized the Company's non-accrual and past due loans:

                                         							Amounts (000's)
						                                         	---------------
					                        March 31, 1999		         December 31, 1998
                     					   --------------		         -----------------
	Non-accrual loans		         	$ 4,525			              $   4,457
					                        	-------		               	---------
	Accruing loans past due		    $   117		              	$     357
	  90 days or more		         	-------		               	---------

At March 31, 1999, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At March 31, 1999, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

On March 31, 1999, the Company's consolidated leverage ratio was 8.96%. The Tier I and Total Risk Adjusted Capital ratios were 15.23% and 16.48%, respectively.

Significant Issue - Year 2000

In 1997, management advised its Board of Directors of the many issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century have been programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management is undergoing a five-phase project to respond to this issue, with major emphasis on identifying all applications and databases supporting the Bank's mission-critical applications. The five phase are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors, determine alternate vendors, and evaluate the capacity of its customers to respond to this challenge. A committee continues to direct the Bank's Year 2000 activities under the framework of the FFIEC's Five-Step Program. The first phase of testing of critical applications was substantially completed by year-end 1998, with testing of other non-critical applications completed by March of 1999. The Bank will continue to test applications throughout 1999 to insure all systems are Year 2000 compliant. The Company has begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems.

In addition, the Bank has formulated a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan is based upon the Bank's existing disaster recovery plan with modifications for the Year 2000 risks. The Bank expects to complete its systems contingency plan with testing and implementation by June 1999.

Significant Year 2000 failures in the Bank's systems or in the system's of third parties (or third parties upon whom they depend) could have a material adverse effect on the Bank's financial condition and results of operations. The Bank believes that its reasonably likely worst-case Year 2000 scenario is (i) a material increase in the Bank's credit losses due to Year 2000 problems for the Bank's borrowers and obligors, and (ii) disruption in financial markets causing liquidity stress to the Bank. The magnitude of these potential credit losses and disruption cannot be determined at this time.

It is expected that costs associated with Year 2000 readiness including hardware and software upgrades, as well as costs of testing, will be approximately $200,000.

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

The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure.
The ALCO is made up of the chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of March 31, 1999 the exposure to changing interest rates is within the guidelines established by the ALCO.

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

Lastly, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect shareholders in the advent of adverse changes to interest rates, and as of March 31, 1999 exposure to changing interest rates is within the risk limits established.


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

    			Certificate of Amendment to the Certificate of Incorporation,
			    Filed with the Secretary of State of New York on May 13,
			    1998.

                              EXHIBIT A

	(3.2)		Bylaws of the Registrant, as amended to December 9, 1998.

                        						EXHIBIT B

	(27)		Financial Data Schedule (EDGAR version only)

	(b) 		Reports on Form 8-K

    			During the quarter ended March 31, 1999, no reports on Form
    			8-K or amendments to any previously-filed Form 8-K were
			    filed by the registrant.

                     						  FORM 10 - Q
                     						QUARTERLY REPORT
                      						 EXHIBIT INDEX

              				FOR THE PERIOD ENDING MARCH 31, 1999

             				    CHEMUNG FINANCIAL CORPORATION
                     						ELMIRA, NEW YORK

                					_____________________________

EXHIBIT A		Certificate of Amendment to the Certificate of
        			Incorporation, filed with the Secretary of the State of New York on May 13, 1998.


EXHIBIT B		Amended Bylaws Effective December 9, 1998

       			(A copy of the Bylaws exhibit filed with the
			       Securities 	and Exchange Commission may be obtained
		       	upon request	by writing to the registrant's
			       Corporate Secretary.)





                      							EXHIBIT A

            						   Certificate of Amendment
							                      -of the-
						             Certificate of Incorporation
						                        	-of-
						             CHEMUNG FINANCIAL CORPORATION
             						-----------------------------
      				Under Section 805 of the Business Corporation Law
      				-------------------------------------------------


We, the undersigned, Jan P. Updegraff, President and Robert J. Hodgson,
Secretary of Chemung Financial Corporation, do hereby certify:
	1.  The name of the Corporation is Chemung Financial Corporation.
	2.  The corporation's Certificate of Incorporation was filed by the Department of State of the State of New York on January 2, 1985.
	3.  The corporation's Certificate of Incorporation is hereby amended:
   		(a) to change the number of shares which the corporation is
         authorized to issue from 3,000,000 shares of common stock of the par value of $5.00 each to 10,000,000 shares of common stock of the par value of $.01 each and for this purpose, Article 4 of the
         Certificate of  Incorporation is hereby amended to read as follows:
	4.  Number of Shares.  The aggregate number of shares which the Corporation
     shall have the 	authority to issue is:  Ten Million (10,000,000), all of
     which shall be common shares of the par 	value of one cent ($.01) each.

   		(b) to change the 2,150,067 issued shares of common stock of the corporation of the par value of $5.00 each into 4,300,134 shares of common stock of the par value of $.01 each by changing each share of issued common stock of the par value of $5.00 each into two (2) shares of common stock of the par value of $.01 each.
   		(c) to change the 849,933 shares of authorized but unissued common stock of the corporation of the par value of $5.00 each into 1,699,866 shares of authorized but unissued common stock of the par value of $.01 each by changing each share of authorized but unissued common stock of the par value of $5.00 each into two (2) shares of authorized but unissued common stock of the par value of $.01 each.
   		(d) to authorize 4,000,000 new shares of common stock with a par value of $.01 per share.


IN WITNESS WHEREOF, we have signed this Certificate and affirmed the same as true under the penalties of perjury this 13th date of May, 1998.

_____________________________			________________________________
/s/Jan P. Updegraff					        /s/Robert J. Hodgson
President							                Secretary




                       							EXHIBIT B

              					CHEMUNG FINANCIAL CORPORATION

                        							BY-LAWS

               					Amended to December 9, 1998

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


SECTION 7.   List of Shareholders at Meeting

A list of shareholders as of the record date, certified by the secretary or by the transfer agent, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meetings, and all persons who appear from such list to be shareholders entitled to vote at such meeting.

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

SECTION 3.   Number of Directors

The number of directors constituting the entire Board shall be nineteen(19). This number may be incresed or decreased from time to time by amendment of these By-Laws, provided, however, that the number may not be decreased to less than three (3). No decrease in the number of directors shall shorten the term of any incumbant director.

SECTION 4.   Election and Term of Directors

The directors shall be classified by the Board of Directors with respect to the time for which they severally hold office, into three classes, as nearly equal in number for a term of (1) year, the second class shall be orginally elected for a term of two (2) years, and the third class shall be originally elected for a term of three (3) years, with the directors of each class to hold office until their successors are elected and qualified. Newly created directorships resulting from an increase in the number of directors shall be classified by the Board of Directors when the directorship is created. At each annual meeting of the stockholders of the corporation, the successors of the class of directors whose terms expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election or until their successors are elected and have qualified.

SECTION 5.   Nominations for Directors

Nominations of candidates for election as directors of the corporation at any meeting of stockholders called for the election of directors may be made by the Board of Directors or by any stockholder entitled to vote at such meeting. Nominations made by the Board of Directors shall be made at a meeting of the Board of Directors, or by written consent of directors in lieu of a meeting, not later than 60 days prior to the date of any meeting of stockholders called for the election of directors. The secretary of the corporation shall request that each such proposed nominee provide the corporation with such information concerning himself as is required, under the rules of the Securities and Exchange Commission, to be included in the corporation's proxy statement soliciting proxies for his election as a director. Any stockholder who intends to make a nomination at any annual meeting of stockholders shall deliver to the secretary of the corporation not later than 120 days prior to the date on which the corporation's proxy statement was mailed to stockholders in connection with the previous year's annual meeting, or if such nomination is to be made at a meeting of shareholders other than an annual meeting, a reasonable time before the mailing of the corporation's proxy material, a notice setting forth (i) the name, age, business address and residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each nominee, (iii) the number of shares of capital stock of the corporation which are owned of record and beneficially by each such nominee and (iv) such other information concerning each such nominee as would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominees. Such notice shall include a signed consent of such nominee to serve as a director of the corporation, if elected. In the event that a person is validly designated as a nominee in accordance with the provisions of this section and shall thereafter become unable or unwilling to stand for election to the Board of Directors, the Board of Directors or the stockholder who proposed such nominee, as the case may be, may designate a substitute nominee. If the secretary of the meeting of stockholders called for the election of directors determines that a nomination was not made in accordance with the foregoing procedures, such nomination shall be void.

SECTION 6     Newly Created Directorships and Vacancies

Newly created directorships resluting from an increase in the numer of directors and vacancies occurring in the Board of Directors for any reson may be filled by vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a newly created directorship or a vacancy, shall be elected to hold office until the next meeting of shareholders at which the election of directors is in the regular order of business, and until his successor has been elected and qualified.

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

SECTION 7.   President

The president shall be the chief operating officer of the corporation and, subject to the control of the Board of Directors and the chairman of the board (if he is the CEO), shall direct the conduct and operation of the business and properties of the corporation. If so designated by the Board of Directors, he shall also be the chief executive officer of the corporation and shall perform all duties incident to that office. He shall, in the absence of the chairman of the board, preside at all meetings of the shareholders and the Board of Directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates representing shares of the corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 8.    Vice President

In the absence of the chairman of the board and the president or in the event of their death or inability to act, the executive vice president (or in the event of the death or inability to act of the executive vice president, the vice president designated by the Board of Directors, if any, or if none, the vice president having the greatest seniority) shall perform the duties of the chairman of the board and the president, and when so acting shall have the authority of and be subject to all the restrictions upon the chairman of the board and the president. Any vice president may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certficates representing shares of the corporation; and shall perform such other duties as from time to time may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

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

CHEMUNG FINANCIAL CORPORATION



DATE: 		May 14, 1999				/s/ Jan P. Updegraff
     			------------				--------------------
			                    	Jan P. Updegraff
			                     President & CEO



DATE: 		May 14, 1999				/s/ John R. Battersby Jr.
     			------------				-------------------------
				                    John R. Battersby Jr.
				                    Treasurer