Form 10-Q
period 1999-06-30
CHEMUNG FINANCIAL CORP
filed 1999-08-10
CIK 763563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                                 FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly period ended June 30, 1999

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

                             YES  XX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999:

       Common Stock, $.01 par value -- outstanding 4,090,954 shares
               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

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

               Information required by this Item is set
               forth herein in Management's Discussion
               and Analysis of Financial Condition and Results
               of Operations under the heading Interest
               Rate Risk.                                        10


Item 4:        Submission of matters to a vote of Chemung
               Financial Corporation Shareholders                11


PART II.  OTHER INFORMATION


Item 6:   Exhibits and Reports on Form 8-K                       12


               All other items required by Part II are either inapplicable or would require an answer which is negative.




SIGNATURES                                                      13

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 Unaudited

                                                   June 30       Dec. 31
                                                    1999           1998
ASSETS
Cash and due from banks                        $22,013,727    $27,515,582
Int.-bearing deposits with other financial
 institutions                                    1,649,445      1,304,207
Securities held to maturity, fair value of
 $6,789,155 at June 30, 1999 and $6,660,923
  at Dec. 31, 1998                               6,789,155      6,660,923
Securities available for sale, at fair value   226,403,315    235,293,736

Loans, net of unearned income
 and deferred fees                             346,426,520    329,255,342
Allowance for loan losses                       (4,612,355)    (4,509,185)
Loans, net                                     341,814,165    324,746,157

Bank premises and equipment, net                10,379,752     10,084,608
Intangible assets,
  net of accumulated amortization                5,934,677      6,228,328
Other assets                                    12,163,756     11,826,068

Total assets                                  $627,147,992   $623,659,609

LIABILITIES

Deposits:  Non-interest bearing               $ 94,103,147  $ 101,908,083
           Interest bearing                    385,512,443    364,231,279
Total deposits                                 479,615,590    466,139,362

Securities sold under agreement to repurchase   50,122,652     50,587,369
Federal Home Loan Bank Advances                 22,200,000     26,900,000
Other liabilities                                9,207,420     13,943,251

Total liabilities                              561,145,662    557,569,982

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
 authorized 10,000,000, issued: 4,300,134           43,001         43,001
Surplus                                         21,864,001     20,851,800
Retained earnings                               45,199,320     42,770,991
Treasury stock, at cost (209,180 shares
 at June 30, 1999 and 197,380
 at Dec. 31, 1998)                              (3,276,454)    (2,970,954)
Accumulated Other Comprehensive Income           2,172,462      5,394,789

Total shareholders' equity                      66,002,330     66,089,627


Total liabilities & shareholders' equity      $627,147,992   $623,659,609


See Accompanying Notes to Condensed Consolidated Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited


                                    6 Months Ended             3 Months Ended
                                       June 30,                    June 30,
INTEREST AND DIVIDEND INCOME       1999        1998             1999      1998

Loans                      $14,120,637    $13,503,936   $ 7,223,280  $ 6,902,141
Securities                   6,876,553      6,245,131     3,449,098    3,159,975
Federal funds sold             269,845        263,513       123,955      117,534
Interest bearing deposits      143,023        160,439        58,808       63,125

Total interest and
 dividend income            21,410,058     20,173,019    10,855,141   10,242,775

INTEREST EXPENSE

Deposits                     7,327,100      7,598,242     3,719,549    3,864,983
Securities sold under
 agreement to repurchase
 and funds borrowed          1,772,075        952,400       887,380      516,166

Total interest expense       9,099,175      8,550,642     4,606,929    4,381,149

Net interest income         12,310,883     11,622,377     6,248,212    5,861,626
Provision for loan losses      400,000        400,000       200,000      200,000

Net interest income after
 provision for loan losses  11,910,883     11,222,377     6,048,212    5,661,626

Realized gains-security
 trans., net                   150,435        147,395       150,435           10
Other operating income       4,303,688      3,688,786     2,198,002    1,844,188

Total other operating income 4,454,123      3,836,181     2,348,437    1,844,198
Other operating expenses    10,623,095     10,114,083     5,311,619    5,182,464

Income before income taxes   5,741,911      4,944,475     3,085,030    2,323,360
Income tax expense           1,839,615      1,563,800     1,022,371      690,894

Net Income                 $ 3,902,296    $ 3,380,675   $ 2,062,659  $ 1,632,466



Basic and Diluted
 Earnings per Share           $0.94          $0.82         $0.50         $0.40





See Accompanying Notes to Condensed Consolidated Financial Statements

               CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited



                                                     Six Months Ended
                                                         June 30

                                                   1999           1998
OPERATING ACTIVITIES

Net income                                     $ 3,902,296    $ 3,380,675

Adjustments to reconcile net income to net cash
provided by operating activities:
  Amortization of intangible assets                293,651        293,651
  Provision for loan losses                        400,000        400,000
  Depreciation and amortization                    784,260        751,820
  Premium  amortization and discount
  accretion on  securities,  net                   302,707         92,316
  Net Gain on Sales of Securities                 (150,435)      (147,395)
  Increase in other assets                         (337,688)   (1,217,594)
  Increase (decrease) other liabilities          (1,660,489)      192,282

     Net cash provided by operating activities    3,534,302     3,745,755

INVESTING ACTIVITIES

  Proceeds from maturities of securities - AFS   40,065,272    26,865,482
  Proceeds from maturities of securities -HTM     1,503,139     1,708,364
  Proceeds from sales of securities - AFS        12,238,695     6,080,902
  Purchases of securities - AFS                 (48,930,999   (57,292,964)
  Purchases of securities - HTM                  (1,631,370      (840,920)
  Purchases of premises and equipment, net       (1,079,404      (684,923)
  Increase  in  loans, net of repayments
   and other reductions                         (18,206,803)  (23,327,584)
  Proceeds from sales of student loans              738,795     1,101,984

     Net cash used by investing activities      (15,302,675)  (46,389,659)

FINANCING ACTIVITIES

  Net increase in demand deposits,
    NOW, savings and insured money
    market accounts                               2,115,956      486,500
  Net increase in certificates of
    deposit and individual retirement
    accounts                                     11,360,272   20,231,564
  Net increase (decrease) in securities
    sold under agreements to repurchase            (464,716)  26,858,030
  Net decrease in Federal Home Loan
    Bank advances                                (4,700,000)  (6,300,000)
  Purchase of treasury shares                      (305,500)    (335,033)
  Cash dividends paid                            (1,394,256)  (1,280,750)

     Net cash provided by financing activities    6,611,756   39,660,311

 Net decrease in cash and
    cash equivalents                             (5,156,617)  (2,983,593)
 Cash and cash equivalents at beginning
    of year                                      28,819,789   34,418,455

 Cash and cash equivalents at end of period     $23,663,172  $31,434,862


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


     The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998, and results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.


     Net Income Per Share


     Net income per share was computed by dividing net income by 4,145,996 and 4,123,479 weighted average shares outstanding for the six month periods ended June 30, 1999 and 1998 and 4,142,243 and 4,123,476 weighted average shares outstanding for the three month periods ended June 30, 1999 and 1998, respectively. Issuable shares (such as those related to directors restricted stock units)are considered outstanding and are included in the computation of Basic EPS.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

     During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year from fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000.


     Comprehensive Income

     Comprehensive income for the six-month periods ended June 30, 1999 and 1998 was $679,969 and $3,928,040, respectively. The following summarizes the components of other comprehensive income:

     Unrealized Gains or Losses on Securities:
       Unrealized holding gains during the
       six months ended June 30, 1998,
       net of tax (pre-tax amount of $1,058,758)         $    635,890

       Reclassification adjustment for gains
       realized in net income during the
       six months ended June 30, 1998, net of
       tax (pre-tax amount of $147,395)                       (88,525)

     Other comprehensive income-six months ended
       June 30, 1998                                     $    547,365


       Unrealized holding losses during the
       six months ended June 30, 1999,
       net of tax (pre-tax amount of $(5,214,745))       $ (3,131,976)

       Reclassification adjustment for gains or
       losses realized in net income during the
       six months ended June 30, 1999, net of
       tax (pre-tax amount of $150,435)                       (90,351)

     Other comprehensive loss -six months ended
       June 30, 1999                                      $(3,222,327)


Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operation


     The review that follows focuses on the factors affecting the financial condition and results of operations of Chemung Financial Corporation during the three month and six month periods ended June 30, 1999, with comparisons to 1998 as applicable. The consolidated interim financial statements and related notes, as well as the 1998 Annual Report to Shareholders should read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current periods presentation.

Forward-looking Statements

      Statements included in this review and in future filings by Chemung Financial Corporation with the Securities and Exchange Commission, in Chemung Financial Corporation press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Chemung Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Chemung Financial Corporation's actual results, and could cause Chemung Financial Corporation's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) certain vendors of critical systems or services failing to comply with Year 2000 programming issues, (5) changes in the regulatory environment, and (6) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

     Total assets at June 30, 1999 were $627.1 million, an increase of $3.5 million or 0.56% since the beginning of the year. While our total loan portfolio has grown by $17.1 million, this has been somewhat offset by decreases in our securities portfolio and cash and due from banks of $8.8 million and $5.5 million respectively.


Financial Condition

     The Available for Sale segment of the securities portfolio at June 30, 1999 totaled $226.4 million as compared to $235.3 million at the beginning of the year, a decrease of 3.78%. At amortized cost, an increase in
Federal Agency Bonds ($7.8 million) was offset primarily by decreases in Mortgage Backed Securities ($6.9 million), U.S. Treasury Notes ($2.5 million), and Municipal Bonds ($1.9 million). The unrealized gain for available for sale securities has declined by $5.4 million since year end 1998 reflecting the impact of the higher market interest rates we have seen in 1999. The Held to Maturity segment of the portfolio consisting primarily of Municipal Obligations totaled $6.8 million at June 30, 1999 versus $6.7 million at the beginning of the year.

      Realized net gains on sales of securities Available for sale for the six-month period ended June 30, 1999 were $150,435 as compared to $147,395 through June 30, 1998.

      Total loans have increased $17.1 million or 5.26% since the beginning of the year. $13.7 million of this growth has occurred in our commercial loan portfolio where we have seen strong demand throughout the year. The total mortgage portfolio has grown by $3.8 million or 4.22%, and we continue to see steady growth in this area. While total consumer loan balances are down $250 thousand, we are encouraged by the fact that we have recently seen an increase in indirect auto financing.

      Total deposits at June 30, 1999 were $479.6 million as compared to $466.1 million at the beginning of the year, an increase of $13.5 million or 2.89%. Public fund balances were up $11.9 million with personal and non-personal balances increasing $1.6 million.


Results of Operations

      Net income for the second quarter totaled $2.063 million or $0.50 per share as compared to $1.632 million or $0.40 per share for the second quarter of 1998. Included in second quarter 1999 earnings is a gain on the sale of securities totaling $150 thousand, with no securities gains taken during the second quarter of 1998. This added approximately $90 thousand to net after tax earnings, or about $0.02 per share. As compared to last year, the remainder of the earnings improvement is attributed primarily to a $387 thousand or 6.8% increase in net interest income as well as a $354 thousand or 19.2% increase in non interest income, exclusive of the above noted securities gains.

      Net income for the six month period ended June 30, 1999 was $3.902 million, a $522 thousand or 15.4% increase over last years six month results. Earnings per share for the 1999 six month period were $0.94 versus $0.82 the prior year. Despite a 29 basis point decline in our net interest margin, net interest income has increased by $689 thousand or 6.1% due to an approximate $69 million increase in average earning assets. Additionally, non interest income is $618 thousand or 16.1% higher than last year, while operating expenses have increased by $509 thousand or 5.0%.


Liquidity and Capital Resources

      As indicated on the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents have decreased $5.2 million since the beginning of the year. In addition to cash provided by operating activities ($3.5 million), other primary sources of cash flow during the six month period ended June 30, 1999 included proceeds from the sale and maturity of investment securities ($53.8 million), and an increase in deposit balances ($13.5 million). Cash proceeds generated from the above sources have been used primarily to fund the purchase of investment securities ($50.6 million), an increase in loans, net of repayments ($18.2 million), the repayment of overnight advances from the Federal Home Loan Bank ($4.7 million), the payment of cash dividends ($1.4 million), and purchases of premises and equipment, net ($1.1 million).

     During the six months ended June 30, 1999, the Company acquired 11,800 treasury shares at an average price of $25.89 per share. No treasury shares have been sold thus far in 1999. During the quarter, the Company declared a cash dividend of $0.19 per share, an increase of 11.8% over the first quarter dividend of $0.17 per share.


Non Performing Loans and Allowance For Loan Losses

      Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, management has maintained the loan loss provision for the first six months at $400 thousand which is equal to the amount expensed during the first six months of 1998. At 108% of non-performing loans and 1.33% of total loans, the Allowance for Loan Losses is viewed by management as adequate relative to risk. Non-performing loans at June 30, 1999 constituted 1.23% of total loans.


     Changes in the allowance for loan losses for the six months ended June 30, 1999 is as follows:

                                                         June 30, 1999
                                                         Amount (000's)
Balance at beginning of period                 $                $ 4,509
Charge-offs:
  Domestic:
     Commercial, financial and agricultural         16
     Commercial mortgages                            0
     Residential mortgages                          20
     Consumer loans                                354          $   390

Recoveries:
  Domestic:
     Commercial, financial and agricultural    $    23
     Commercial mortgages                            0
     Residential mortgages                           0
     Consumer loans                                 70
                                                                $    93
Net charge-offs                                                 $   297
Provisions charged to operations                                    400
Balance at end of period                                        $ 4,612
Ratio of net charge-offs during the period
to average loans outstanding during the period                     .09%


      A loan would be considered impaired when it is probable that after having considered current information and events regarding the borrower's ability to repay their obligations, the corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

      Included in the allowance for loan losses at June 30, 1999 is an allowance for impaired loans of $850 thousand versus $993 thousand at the beginning of the year. The total recorded investment in these loans at June 30, 1999 and December 31, 1998 was $3.788 million and $4.569 million respectively.

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


     At June 30, 1999 and December 31, 1998, the following table summarized the Company's non-accrual and past due loans:

                                            Amounts (000's)

                              June 30, 1999                  December 31, 1998
         Non-accrual loans         $ 4,079                       $ 4,457

         Accruing loans past due   $   183                       $   357
             90 days or more

      At June 30, 1999, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At June 30, 1999, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

     On June 30, 1999, the Company's consolidated leverage ratio was 9.18%. The Tier I and Total Risk Adjusted Capital ratios were 15.58% and 16.82%, respectively.


Significant Issue - Year 2000


      In 1997, management advised its Board of Directors of the many issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century have been programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management is undergoing a five-phase project to respond to this issue, with major emphasis on identifying all applications and databases supporting the Bank's mission-critical applications. The five phase are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors and evaluate the capacity of its customers to respond to this challenge. A committee continues to direct the Bank's Year 2000 activities under the framework of the FFIEC's Five-Step Program. The first phase of testing of critical applications was substantially completed by year-end 1998, with testing of other non-critical applications completed by March of 1999. The Bank will continue to test applications throughout 1999 to insure all systems are Year 2000 compliant. The Company has begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems.

      In addition, the Bank has formulated a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan is based upon the Bank's existing disaster recovery plan with modifications for the Year 2000 risks. The Bank has substantially completed its systems contingency plan as of June 30, 1999, with further testing and modifications to occur throughout 1999.

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


Interest Rate Risk


       The Company realizes a major source of income by acting as intermediary between borrowers and savers. The differential or spread between interest earned on earning assets, primarily loans and investments, and the interest paid to depositors and on other interest bearing liabilities is affected with changes to market interest rates. Additionally, because of assumptions made to the Company's loan and investment portfolios and to its deposit base, changes in interest rates can materially affect the projected maturities of these balance sheet classes and thus alter the Company's sensitivity to future changes in interest rates.

       The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of June 30, 1999 the exposure to changing interest rates is within the guidelines established by the ALCO.

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

      Lastly, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect shareholders in the advent of adverse changes to interest rates, and as of June 30, 1999 exposure to changing interest rates is within the risk limits established.

      There have been no material changes in the Company's interest rate risk position since December 31, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Company's business activities.


Item 4:        Submission of Matters To A Vote of Shareholders

          The following matters were submitted to a vote of shareholders at the Annual Meeting of Shareholders of Chemung Financial
          Corporation on May 12, 1999.

          1.   To elect six directors to serve until the 2002
               Annual Meeting of Shareholders listed below:

               Robert E. Agan                Thomas K. Meier
               Donald L. Brooks, Jr.         Charles M. Streeter
               Stephen M. Lounsberry         Nelson Mooers van den Blink

               Directors continuing in office with terms expiring in 2000:

               David J. Dalrymple            William C. Ughetta
               Edward B. Hoffman             Jan P. Updegraff
               John F. Potter

               Directors continuing in office with terms expiring in 2001:

               John W. Bennett                    Ralph H. Meyer
               Robert H. Dalrymple           Richard W. Swan
               Frederick Q. Falck            William A. Tryon


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

                Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of New York on May 13, 1998, is incorporated herein by reference to Exhibit A of the registrant's Form
                10-Q for quarter ended March 31, 1999, File No. 0-13888.


       (3.2) Bylaws of the Registrant, as amended to December 9, 1998 are incorporated herein by reference to Exhibit B of the registrant's Form 10-Q for the quarter ended March 31,1999, File No. 0-13888.


      (27)      Financial Data Schedule (EDGAR version only)

      (b)       Reports on Form 8-K

                During the quarter ended June 30, 1999, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.









                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

                       CHEMUNG FINANCIAL CORPORATION



DATE: August 10, 1999                         Jan P. Updegraff
                                              President & CEO



DATE: August 10, 1999                         John R. Battersby Jr.
                                              Treasurer