Form 10-Q
period 1999-09-30
CHEMUNG FINANCIAL CORP
filed 1999-11-09
CIK 763563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13888

CHEMUNG FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of	16-1237038 I.R.S. Employer
Incorporation or organization)	Identification No.
One Chemung Canal Plaza,Elmira, NY	14902
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999:

Common Stock, $.01 par value -- outstanding 4,068,614 shares

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
	Sept. 30	Dec. 31
	1999	1998
ASSETS

Cash and due from banks	$ 28,618,398	$ 27,515,582
Interest bearing deposits with other financial Institutions	1,520,138	1,304,207
Securities held to maturity, fair value of
$8,497,698 at Sept. 30, 1999 and $6,660,923 at Dec. 31, 1998	8,497,698	6,660,923
Securities available for sale, at fair value	234,323,631	235,293,736

Loans, net of unearned income and deferred fees	353,724,084	329,255,342
Allowance for loan losses	(4,684,459)	(4,509,185)

Loans, net	349,039,625	324,746,157

Bank premises and equipment, net	11,323,554	10,084,608
Intangible assets, net of accumulated amortization	5,787,851	6,228,328
Other assets	11,693,055	11,826,068

Total assets	$650,803,950	$623,659,609

LIABILITIES

Deposits: Non-interest bearing	$ 99,736,243	$101,908,083
Interest bearing	402,736,744	364,231,279

Total deposits	502,472,987	466,139,362

Securities sold under agreements to repurchase	49,188,399	50,587,369
Federal Home Loan Bank Advances	22,900,000	26,900,000
Other liabilities	10,505,348	13,943,251

Total liabilities	585,066,734	557,569,982

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
authorized 10,000,000 shares, issued: 4,300,134 shares	43,001	43,001
Surplus	21,901,920	20,851,800
Retained earnings	46,563,843	42,770,991
Treasury stock, at cost (231,520 shares at Sept. 30, 1999 and 197,380 shares at Dec. 31, 1998)	(3,832,702)	(2,970,954)
Accumulated other comprehensive income	1,061,154	5,394,789

Total shareholders' equity	65,737,216	66,089,627

Total liabilities & shareholders' equity	$650,803,950	$623,659,609

See accompanying notes to condensed consolidated financial statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Nine Months	Ended	Three Months	Ended
	Sept. 30,		Sept. 30,
INTEREST AND DIVIDEND INCOME	1999	1998	1999	1998

Loans	$21,526,878	$20,747,883	$ 7,406,241	$ 7,243,947
Securities	10,399,274	9,442,108	3,522,721	3,196,977
Federal funds sold	422,329	423,266	152,484	159,753
Interest bearing deposits	203,624	202,945	60,601	42,506

Total interest and dividend income	32,552,105	30,816,202	11,142,047	10,643,183

INTEREST EXPENSE

Deposits	11,185,164	11,553,221	3,858,064	3,954,979
Securities sold under agreement
To repurchase and funds borrowed	2,661,829	1,613,694	889,754	661,294

Total interest expense	13,846,993	13,166,915	4,747,818	4,616,273

Net interest income	18,705,112	17,649,287	6,394,229	6,026,910
Provision for loan losses	533,333	600,000	133,333	200,000

Net interest income after
provision for loan losses	18,171,779	17,049,287	6,260,896	5,826,910

OTHER INCOME

Net gains on sales of securities	150,453	215,993	18	68,598
Other non-interest income	6,686,550	5,755,952	2,382,862	2,067,166

Total other operating income	6,837,003	5,971,945	2,382,880	2,135,764

OTHER EXPENSE

Other non-interest expenses	15,909,184	15,283,937	5,286,089	5,169,854

Income before income taxes	9,099,598	7,737,295	3,357,687	2,792,820
Income tax expense	3,059,125	2,440,967	1,219,510	877,167

Net Income	$ 6,040,473	$ 5,296,328	$ 2,138,177	$ 1,915,653

Basic Earnings per Share	$1.46	$1.29	$0.52	$0.47

See accompanying notes to condensed consolidated financial statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended Sept. 30,
	1999	1998
OPERATING ACTIVITIES

Net income	$ 6,040,473	$ 5,296,328

Adjustments to reconcile net income to net cash
Provided by operating activities:
Amortization of intangible assets	440,477	440,477
Provision for loan losses	533,333	600,000
Depreciation and amortization	1,176,390	1,127,729
Premium amort. and discount accretion on securities, net	383,884	150,237
Net gain on sales of securities	(150,453)	(215,993)
Decrease (increase) in other assets	133,013	(1,606,264)
Increase other liabilities	418,009	1,319,641

Net cash provided by operating activities	8,975,126	7,112,155

INVESTING ACTIVITIES

Proceeds from maturities of securities - avail. for sale	42,992,581	49,673,891
Proceeds from maturities of securities -held to maturity	3,688,990	6,194,839
Proceeds from sales of securities - avail. for sale	12,238,761	19,174,370
Purchases of securities - available for sale	(61,710,179)	(83,217,743)
Purchases of securities - held to maturity	(5,525,765)	(3,159,640)
Purchases of premises and equipment	(2,415,336)	(1,013,172)
Increase in loans, net of repayments and other reductions	(27,149,476)	(30,478,543)
Proceeds from sales of student loans	2,322,675	2,759,052

Net cash used by investing activities	(35,557,749)	(40,066,946)

FINANCING ACTIVITIES

Net increase in demand deposits,
NOW, savings and insured money market accounts	7,489,041	5,437,507
Net increase in certificates of
Deposit and individual retirement accounts	28,844,584	12,557,529
Net increase (decrease) in securities sold under
Agreements to repurchase	(1,398,970)	26,492,516
Decrease in Federal Home Loan Bank advances	(4,000,000)	(6,300,000)
Purchase of treasury shares	(861,748)	(582,251)
Cash dividends paid	(2,171,537)	(1,981,741)

Net cash provided by financing activities	27,901,370	35,623,560

Net increase in cash and cash equivalents	1,318,747	2,668,769
Cash and cash equivalents at beginning of period	28,819,789	34,418,455

Cash and cash equivalents at end of period	$30,138,536	$37,087,224

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

The data in the condensed consolidated balance sheet as of December 31, 1998 was derived from the Company's 1998 Annual Report to Shareholders. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1998 Annual Report to Shareholders.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998, and results of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

2. Basic Earnings Per Share

Net income per share was computed by dividing net income by 4,140,441 and 4,120,832 weighted average shares outstanding for the nine month periods ended September 30, 1999 and 1998 and 4,129,332 and 4,115,538 weighted average shares outstanding for the three month periods ended September 30, 1999 and 1998, respectively. Issuable shares (such as those related to directors restricted stock units) are considered outstanding and are included in the computation of Basic EPS.

  Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

4. Comprehensive Income

Comprehensive income for the three and nine month periods ended September 30, 1999 was $1,026,869 and $1,706,838, respectively. Comprehensive income for the three and nine month periods ended September 30, 1998 was $1,997,786 and $5,925,825, respectively. The following summarizes the components of other comprehensive income:

Unrealized Gains or Losses on Securities:

Unrealized holding losses during the
Three months ended September 30, 1999,
net of tax (pre-tax amount of $(1,850,313))	$ (1,111,298)

Reclassification adjustment for gains
Realized in net income during the
Three months ended September 30, 1999, net
of tax (pre-tax amount of $18)	(10)

Other comprehensive loss-three months ended
September 30, 1999	$ (1,111,308)

Unrealized holding gains during the
Three months ended September 30, 1998,
net of tax (pre-tax amount of $205,350)	$ 123,333

Reclassification adjustment for gains
Realized in net income during the
Three months ended September 30, 1998, net
Of tax (pre-tax amount of $68,598)	(41,200)

Other comprehensive income-three months
ended September 30, 1998	$ 82,133

Comprehensive Income (continued)

Unrealized holding losses during the
nine months ended September 30, 1999,
net of tax (pre-tax amount of $(7,065,058)	$ (4,243,274)

Reclassification adjustment for gains
Realized in net income during the
nine months ended September 30, 1999, net of
tax (pre-tax amount of $150,453)	(90,361)

Other comprehensive loss-nine months ended
September 30, 1999	$ (4,333,635)

Unrealized holding gains during the
nine months ended September 30, 1998,
net of tax (pre-tax amount of $(1,264,106)	$ 759,222

Reclassification adjustment for gains
Realized in net income during the
nine months ended September 30, 1998, net of
tax (pre-tax amount of $215,993)	(129,725)

Other comprehensive income-nine months ended
September 30, 1998	$ 629,497

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of Chemung Financial Corporation during the three month and nine month periods September 30, 1999, with comparisons to the comparable periods in 1998 as applicable. The consolidated interim financial statements and related notes, as well as the 1998 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period presentation.

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

Financial Condition

Total assets at September 30, 1999 were $650.8 million, an increase of $27.1 million or 4.35% since the beginning of the year. The majority of this growth has occurred in our earning assets which have increased by $25.6 million or 4.46% thusfar in 1999. $24.5 million of this increase is related to growth in our loan portfolio, with the balance comprised of increases in our securities portfolio and interest bearing deposits of $867 thousand and $216 thousand, respectively.

The Available for Sale segment of the securities portfolio totaled $234.3 million as compared to $235.3 million at the beginning of the year, a decrease of 0.41%. At amortized cost, increases in Federal Agency Bonds ($17.8 million) and Municipal Bonds ($646 thousand) were offset primarily by decreases in Mortgage Backed Securities ($9.7 million) and U.S. Treasury Notes ($2.5 million). The valuation adjustment for available for sale securities (net unrealized gains) has declined by $7.2 million since year-end 1998 reflecting the impact of the higher market interest rates we have seen in 1999. The Held to Maturity segment of the portfolio, consisting primarily of Municipal Obligations totaled $8.5 million versus $6.7 million at the end of 1998.

Realized net gains on sales of securities Available for sale for the nine-month period ended September 30, 1999 were $150,453 as compared to $215,993 for the nine months ended September 30, 1998.

As noted above, total loans have increased $24.5 million or 7.43% since the beginning of the year. $17.1 million of this growth has occurred in our commercial loan portfolio where we have seen strong demand throughout the year. The total mortgage portfolio has grown by $4.7 million or 4.25%, and we continue to see steady growth in this area. Total consumer loans have increased by $2.7 million or 2.17%. The growth in this area has occurred primarily in our indirect auto lending activity.

Total deposits at September 30, 1999 were $502.5 million as compared to $466.1 million at the beginning of the year, an increase of $36.4 million or 7.79%. Public fund balances were up $24.9 million with personal and non-personal balances increasing $11.5 million.

Results of Operations

Net earnings for the third quarter totaled $2.138 million or $0.52 per share as compared to $1.916 million or $0.47 per share for the third quarter of 1998. Included in third quarter 1998 earnings is a gain on the sale of securities totaling $69 thousand, with nominal securities gains taken during the third quarter of 1999. This added approximately $41 thousand to net after tax earnings for the third quarter of 1998, or about $0.01 per share. Factors which have contributed to the earnings improvement include the following: Net interest income after provision for loan losses has increased $434 thousand or 7.45%, a function of a higher level of average earning assets. Additionally, non interest income, exclusive of the above noted securities gains, has increased $316 thousand or 15.27% due to higher revenues generated by our Trust department as well as increases in service charges and other fee income.

Net earnings for the nine month period ended September 30, 1999 were $6.040 million, a $744 thousand or 14.05% increase over last year's nine month results. Earnings per share for the nine month period were $1.46 versus $1.29 the prior year. Despite a 26 basis point decline in our net interest margin, net interest income after the provision for loan losses, has increased by $1.122 million or 6.58% due to an approximate $65 million increase in average earning assets. Additionally, non interest income is $865 thousand or 14.49% higher than last year, while operating expenses have increased by $625 thousand or 4.09%. Again, the increase in non interest income is primarily attributed to increased revenue generated within our Trust department, as well as increases in service charges and other fee income. Factors influencing the increase in operating expenses include higher salaries and benefits, data processing costs and advertising.

Liquidity and Capital Resources

As indicated on the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents have increased $1.3 million since the beginning of the year. In addition to cash provided by operating activities ($9.0 million), other primary sources of cash flow during the nine month period ended September 30, 1999 included proceeds from the sale and maturity of investment securities ($58.9 million), and an increase in deposit balances ($36.3 million). Cash proceeds generated from the above sources have been used primarily to fund the purchase of additional investment securities ($67.2 million), an increase in loans, net of repayments ($27.1 million), the repayment of overnight advances from the Federal Home Loan Bank ($4.0 million), the payment of cash dividends ($2.2 million), and purchases of premises and equipment ($2.4 million).

On September 30, 1999, the Company's consolidated leverage ratio was 9.20%. The Tier I and Total Risk Adjusted Capital ratios were 15.38% and 16.60%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the nine months ended September 30, 1999, the Company acquired 34,140 treasury shares at an average price of $25.24 per share. No treasury shares have been sold thus far in 1999. During the quarter, the Company declared a cash dividend of $0.19 per share. Year to date, dividends totaling $0.55 per share have been declared, an 11.11% increase as compared to dividends declared during the first nine months of 1998 totaling $0.495 per share.

Non Performing Loans and Allowance For Loan Losses

Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, the amount expensed to the loan loss provision for the first nine months totaled $533 thousand as compared to $600 thousand expensed during the first nine months of 1998. At 98% of non-performing loans and 1.32% of total loans, the Allowance for Loan Losses is viewed by management as reasonable and adequate relative to the inherent risk. Of loss in the loan portfolio. Non-performing loans at September 30, 1999 constituted 1.35% of total loans.

Changes in the allowance for loan losses for the three and nine months ended September 30, 1999 are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 1999		Sept. 30, 1999
	Amount (000's)		Amount(000's)
Balance at beginning of period	$	$ 4,612	$	$ 4,509
Charge-offs:
Commercial, financial and agricultural	7		23
Commercial mortgages	0		0
Residential mortgages	0		20
Consumer loans	90	$ 97	444	$ 487

Recoveries:
Commercial, financial and agricultural	$ 12		$ 35
Commercial mortgages	0		0
Residential mortgages	0		0
Consumer loans	24		94
		$ 36		$ 129
Net charge-offs		$ 61		$ 358
Provisions charged to operations		133		533
Balance at end of period		$ 4,684		$ 4,684

A loan would be considered impaired when it is probable that after having considered current information and events regarding the borrower's ability to repay their obligations, the corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Included in the allowance for loan losses at September 30, 1999 is an allowance for impaired loans of $850 thousand versus $993 thousand at the beginning of the year. The total recorded investment in the related impaired loans at September 30, 1999 and December 31, 1998 was $3.774 million and $4.569 million respectively. The recorded investment in both periods includes a large real estate secured loan. Based upon existing negotiations, it now appears that this loan will be satisfied during the fourth quarter.

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

At September 30, 1999 and December 31, 1998, the following table summarizes the Company's non-accrual and past due loans:

	September 30, 1999	December 31,1998

Non-accrual loans	$ 4,074	$ 4,457
Accruing loans past due 90 days or more	$ 690	$ 357

At September 30, 1999, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At September 30, 1999, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Company has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

Significant Issue - Year 2000

In 1997, management advised its Board of Directors of the many issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century have been programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management is undergoing a five-phase project to respond to this issue, with major emphasis on identifying all applications and databases supporting the Bank's mission-critical applications. The five phases are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors and evaluate the capacity of its customers to respond to this challenge. A committee continues to direct the Bank's Year 2000 activities under the framework of the FFIEC's Five-Step Program. Testing of critical applications was substantially completed by year-end 1998, with testing of other non-critical applications completed by March of 1999. The Bank has continued to test applications in 1999 to insure all systems are Year 2000 compliant. The Company evaluates Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and has called upon major existing borrowers to assess their readiness and identify potential problems.

In addition, the Bank has formulated a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan is based upon the Bank's existing disaster recovery plan with modifications for the Year 2000 risks. The Bank has substantially completed its systems contingency plan as of September 30, 1999, with further testing and modifications to occur in the fourth quarter.

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

Interest Rate Risk

The Company realizes a major source of income by acting as intermediary between borrowers and savers. The differential or spread between interest earned on earning assets, primarily loans and investments, and the interest paid to depositors and on other interest bearing liabilities is affected by changes to market interest rates. Additionally, because of assumptions made relative to the Company's loan and investment portfolios and to its deposit base, changes in interest rates can materially affect the projected maturities of these balance sheet classes and thus alter the Company's sensitivity to future changes in interest rates.

The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of September 30, 1999 the exposure to changing interest rates is within the guidelines established by the ALCO.

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

Lastly, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect shareholders in the event of adverse changes to interest rates, and as of September 30, 1999 exposure to changing interest rates is within the risk limits established.

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

Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of

New York on April 1, filed with the Secretary of State of New York on April 1, 1988, is incorporated herein by reference to Exhibit A of the registrant's Form10-K for the year ended December 31, 1988, File No. 0-13888.

Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of New York on May 13, 1998, is incorporated herein by reference to Exhibit A of the registrant's Form 10-Q for quarter ended March 31, 1999, File No. 0-13888.

EXHIBIT A

(3.2)	Bylaws of the Registrant, as amended to August 11, 1999.

(27)	Financial Data Schedule (EDGAR version only)

(b)	Reports on Form 8-K

During the quarter ended September 30, 1999, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant.

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING SEPTEMBER 30, 1999

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

EXHIBIT A
Amended Bylaws Effective August 11,1999

(A copy of the Bylaws exhibit filed with the Securities and Exchange Commission may be obtained
Upon request by writing to the registrant's
Corporate Secretary.)

CHEMUNG FINANCIAL CORPORATION

BY-LAWS

Amended to August 11, 1999

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

SECTION 10. Inspectors at Shareholders Meetings

The Board of Directors, in advance of any shareholders meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders meeting may, and on the request of any shareholder entitled to vote thereat shall, appoint inspectors. If appointed on the request of one or more shareholders, the holders of a majority of shares present and entitled to vote thereat shall determine the number of inspectors to be appointed. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board of Directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by them. A report or certificate made by them shall be prima facie evidence of the facts stated and of the vote as certified by them .

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

SECTION 3. Number of Directors

The number of directors constituting the entire Board shall be sixteen (16). This number may be increased or decreased from time to time by amendment of these By-Laws, provided, however, that the number may not be decreased to less than three (3). No decrease in the number of directors shall shorten the term of any incumbent director.

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

    The submission to shareholders of any action that needs shareholders' approval;

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

SECTION 3. Lost, Destroyed or Wrongfully Taken Certificates

The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation, alleged to have been lost, apparently destroyed or wrongfully taken upon the making of an affidavit of that fact by the person claiming the certificate to be lost, apparently destroyed or wrongfully taken. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, apparently destroyed or wrongfully taken certificate or certificates, or his legal representative to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificates alleged to have been lost, apparently destroyed or wrongfully taken .

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

CHEMUNG FINANCIAL CORPORATION

LEGEND FOR BY-LAWS

DATE	ARTICLE	SECTION	DESCRIPTION

4/9/97	Article III	Section 3	Number of Directors changed from twenty to nineteen.

4/8/98	Article II	Sections 4 & 5	Change fifty (50) days to sixty (60) days.

12/8/98	Article III	Section 3	Number of Directors changed from nineteen to seventeen.
8/11/99	Article III	Section 3	Number of Directors changed from seventeen to sixteen.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATE:	November 9, 1999	/s/ Jan P. Updegraff
Jan P. Updegraff President & CEO

DATE:	November 9, 1999	/s/ John R. Battersby Jr.
John R. Battersby Jr. Treasurer