Form 10-K
period 1999-12-31
CHEMUNG FINANCIAL CORP
filed 2000-03-27
CIK 763563


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

XX           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE
                         ACT OF 1934 [No Fee Required]

         For the transition period from _____________ to _____________

                        Commission File Number 0-13888

                         CHEMUNG FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

              NEW YORK                             16-123703-8
  (State or other jursidiction of        (I.R.S. Employer Identification
   incorporation or organization                     Number)

 One Chemung Canal Plaza, P.O. Box 1522                 14902
            Elmira, New York
(Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code:  (607) 737-3711

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

                    YES    X       NO

The aggregate market value of Common Stock held by non-affiliates on February 29, 2000 was $45,773,116

As of February 29, 2000 there were 4,043,882 shares of Common Stock, $0.01 par value outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on May 11, 2000 are incorporated by reference into Parts III and IV.
                                  PART  I
ITEM 1.  BUSINESS

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

(b)  Financial information about industry segments

The Corporation and the Bank are engaged only in banking and bank-related businesses. Exhibits I through V included in the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, sets forth financial information with respect to bank-related industry segments. The MD&A including Exhibits I through V are incorporated herein by reference.

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

There have been no material changes in the manner of doing business by the Corporation or the Bank during the fiscal year ended December 31, 1999.

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

Research and Development

Expenditures for research and development were immaterial for the years 1999, 1998, and 1997.

Employees

As of December 31, 1999, the Bank employed 303 persons on a full-time equivalent basis.

(d) Financial information about foreign and domestic operations and export sales

Neither the Corporation nor the Bank relies on foreign sources of funds or income.

(e)  Statistical disclosure by bank holding companies

The following disclosures present summarized statistical data covering the Corporation and the Bank.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and
Interest Differential
                             Year Ended December 31,
                                            1999                   1998                   1997
Assets                         Average           Yield/ Average         Yield  Average         Yield/
                               Balance  Interes  Rate   Balance  Interes   /    Balance  Intere Rate
                                           t                          t  Rate             st
Interest earning assets:
Loans                          $346,550   29,446 8.50%  311,679  27,865  8.94%  291,259 26,680  9.16%
Taxable securities              204,635   12,718  6.21  173,306  11,188   6.46  157,615 10,629  6.74
Tax-exempt securities            28,094    1,275  4.54   31,118   1,434   4.61   31,154  1,442  4.63
Federal funds sold                9,870      484  4.90   10,882     590   5.42    5,481    300  5.48
Interest-bearing deposits         2,412      254 10.52    4,186     328   7.83    5,380    321  5.97

Total interest earning assets   591,561   44,177  7.47% 531,171  41,405   7.80% 490,889 39,372  8.02%

Non-interest earning assets:
Cash and due from banks          24,868                  25,184                  24,396
Premises and equipment, net      10,689                  10,154                   9,751
Other assets                      9,237                   7,188                   5,065
Less allowance for loan         (4,620)                 (4,323)                 (4,077)
losses
Intangibles and AFS valuation
 Allowance                       10,507                  14,625                  13,211
     Total                     $642,242                $583,999                $539,235

Liabilities and Shareholders'
Equity

Interest bearing liabilities:
Demand deposits                $ 41,596      525  1.26% $43,456     611   1.41% $44,991    675  1.50%
Savings deposits                151,262    4,342  2.87  143,065   4,284   3.00  135,146  3,894  2.88
Time deposits                   202,239   10,230  5.06  190,684  10,351   5.43  185,686 10,187  5.49
Federal Home Loan Bank
advances and securities sold     73,946    3,631  4.91   45,258   2,420   5.35   24,233  1,342  5.54
under agreements to
repurchase
Total interest earning          469,043   18,728 3.99%  422,463  17,666  4.18%  390,056 16,098 4.13%
liabilities

Non-interest bearing
liabilities:
Demand deposits                  99,035                  89,957                  84,332
Other liabilities                 7,865                   7,601                   6,094
                                575,943                 520,021                 480,482
Shareholders' equity             66,299                  63,978                  58,753
     Total                     $642,242                $583,999                $539,235

Net interest earnings                    $25,449                 $23,739                 $23,274

Net yield on interest earning                    4.30%                   4.47%                 4.74%
assets

For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations.

Investment securities are stated at amortized cost.

No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

The following table sets forth for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):

                        1999 Compared to 1998      1998 Compared to 1997
                         Increase (Decrease)        Increase (Decrease)
                               Due to (1)                Due to (1)
                           Volume    Rate    Net    Volume   Rate      Net
Interest earned on:

Loans                      $3,004  (1,422)  1,582    1,836    (651)    1,185
Taxable securities          1,974    (444)  1,530    1,017    (458)      559
Tax-exempt securities        (138)    (21)  (159)      (2)      (6)      (8)
Federal funds sold            (52)    (54)  (106)      293      (3)      290
Interest-bearing             (165)     91    (74)      (80)     87         7
deposits

Total interest earning     $4,623  (1,850) 2,773     3,064  (1,031)    2,033
assets

Interest paid on:

Demand deposits               (25)   (61)    (86)      (23)    (41)     (64)
Savings deposits              236   (178)     58       229     161      390
Time deposits                 607   (728)   (121)      272    (108)     164
Federal Home Loan Bank
advances and securities
sold under agreements       1,424   (213)  1,211     1,126     (48)   1,078
to repurchase
Total interest bearing     $2,242 (1,180)  1,062     1,604     (36)   1,568
liabilities

Net interest income        $2,381   (670)  1,711     1,460    (995)     465

<FN1>

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):

                                                  December 31,
                                             1999      1998      1997
U.S. Treasury and other U.S. Government   $108,038   101,528    93,971
agencies
Mortgage backed securities                  73,747    89,593    55,603
State and political subdivisions            29,290    28,036    34,955
Corporate bonds and notes                   10,180     9,762       149
Corporate stocks                            14,735    13,036     9,849

     Total                                $235,990   241,955   194,527

Included in the above table are $227,384, $235,294 and $185,303
(in thousands of dollars) of securities available for sale at December 31, 1999, 1998 and 1997, respectively.

The following tables set forth the maturities of debt securities at December 31, 1999 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (in thousands of dollars):

                                                     Maturing
                                                             After One,
                                                             But Within
                                            Within One       Five Years
                                               Year
                                            Amount   Yield   Amount  Yield
U.S. Treasury and other U.S. Government    $ 1,502   5.94%   $64,143  5.84%
agencies
Mortgage backed securities                       -      -      1,198   6.69
State and political subdivisions             8,464   4.11      6,958   4.30
Corporate bonds and notes                        -      -      2,411   6.25
Total                                      $ 9,966   4.38%   $74,710   5.72%

                                                     Maturing
                                             After Five,        After
                                             But Within       Ten Years
                                               Ten Years
                                            Amount   Yield   Amount  Yield
U.S. Treasury and other U.S. Government     42,393   7.13%       -      -
agencies
Mortgage backed securities                   6,152   6.02    66,397   6.69
State and political subdivisions            10,374   4.71     3,494   5.22
Corporate bonds and notes                    2,495   6.34     5,274   7.35
Total                                      $61,414   6.58%  $75,165   6.67%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years (in thousands of dollars):

                                              December 31,
                                  1999     1998   1997    1996    1995

Commercial, financial and       131,043  $  113,865  102,816   92,557  89,785
agricultural
Real estate mortgages            94,580      89,544   79,753   78,400  71,870
Consumer loans                  134,616     126,097  114,593  113,004 101,687

     Total                     $360,239     329,506  297,162  283,961 263,342


The following table shows the maturity of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 1999. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates (in thousands of dollars):

                                             After One
                                   Within       But      After
                                  One Year    Within     Five      Total
                                               Five      Years
                                               Years
Commercial, financial and          $ 35,953   $ 28,116  $ 66,974   $131,043
agricultural

Loans maturing after one year
with:
   Fixed interest rates                         21,032    21,522
   Variable interest rates                       7,084    45,452
     Total                                    $ 28,116    66,974

Non-accrual and Past Due Loans

The following table summarizes the Corporation's non-accrual and past due loans (in thousands of dollars):

                                   December 31,
                         1999      1998      1997      1996      1995

Non-accrual loans(1)     $640     4,458      930      1,494     1,119

Accruing loans past
due 90 days or more      $281       395      688        226       681

Information with respect to non-accrual loans at December 31, 1999, 1998 and 1997 is as follows (in thousands of dollars):

                                              December 31,
                                   1999           1998           1997
Non-accrual loans                  $640          4,458            930

Interest income that
would have been recorded
under original terms                318            545            286

Interest income recorded
during the period                   153            271             48

<FN1>
(1) It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of consumer, mortgage or home equity loans not guaranteed by a government agency which becomes 120 days delinquent, the loan is placed in non-accrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible. Loans may also be placed in non-accrual if management believes such classification is warranted for other reasons.

Potential Problem Loans

At December 31, 1999, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. Those loans are subject to constant management attention and their classification is reviewed by the Board of Directors at least quarterly.

Loan Concentrations

At December 31, 1999, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Other Interest-Bearing Assets

At December 31, 1999, the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

Summary of Loan Loss Experience

This table summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 1999 (in thousands of dollars):

                                              Years Ended December 31,
                                            1999   1998   1997   1996  1995
Allowance for loans losses at beginning   $4,509  4,145  3,975  3,900  3,600
of year
Charge-offs:
   Commercial, financial and                  38     13     77    195     82
      agricultural
   Real estate mortgages                      12     16     53      1      5
   Consumer loans                            624    552    640    538    286
   Home equity                                16     13      -     20      -
Total                                        690    594    770    754    373

Recoveries:
   Commercial, financial and                  43     35     14     16     16
     agricultural
   Consumer loans                            130    123     76     71     93
Total                                        173    158     90     87    109

      Net charge-offs                        517    436    680    667    264

 Additions charged to operations (1)         673    800    850    742    564

Allowance for loan losses at end of       $4,665  4,509  4,145  3,975  3,900
year

Ratio of net charge-offs during period
to average loans outstanding                .15%  . 14%   .23%    .24%  .11%

<FN1>
(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, growth in the loan portfolio and management's estimation of future potential losses. The risk elements in the various portfolio categories are not considered to be any greater in 1999 than in prior years. The net charge-offs to total loans have averaged 0.17% over the last five years and the highest percentage in any of those years was 0.24%.
<FN2>
(2) Daily balances were used to compute average outstanding loan balances.

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans. The unallocated portion of the allowance represents risk elements in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated allowance include historical loan loss history, current economic conditions, and expectations for loan growth. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 1999:

                             Amount of loan loss allowance
                             (in thousands) and Percent of Loans
                                by Category to Total Loans
Balance at end
of period
applicable to:    1999   %     1998    %     1997     %    1996    %    1995   %
Commercial,
financial
and agricultural  $1,227  25.4  2,081  24.0  1,402   22.5  1,472  20.8  1,042  20.9
Commercial
mortgages            334  12.2     21  12.0    132   14.0    249  14.8    305  16.3
Residential
mortgages            185  25.0     88  25.7     31   24.8     21  24.4     16  23.5
Consumer loans     1,416  37.4  1,007  38.3    823   38.7    503  40.0    153  39.3
Domestic:          3,162 100.0  3,197 100.0  2,388  100.0  2,245 100.0  1,516 100.0
Unallocated:       1,503  N/A   1,312  N/A   1,757   N/A   1,730  N/A   2,384  N/A

Total             $4,665 100.0  4,509 100.0  4,145  100.0  3,975 100.0  3,900 100.0

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):

                                         Year Ended December 31,
                                   1999           1998           1997
                                 Amount   Rate   Amount   Rate   Amount   Rate
Noninterest-bearing demand      $99,035    - %   89,957    - %   84,332    - %
deposits
Interest-bearing demand          41,596   1.26   43,456   1.41   44,991   1.50
deposits
Savings deposits                151,262   2.87  143,065   3.00  135,146   2.88
Time deposits                   202,239   5.06  190,684   5.43  185,686   5.49
                               $494,132         467,162         450,155

Scheduled maturities of certificates of deposit at December 31, 1999 are summarized as follows (in thousands of dollars):

Time Certificates of Deposits
2000                                                 $159,085
2001                                                   26,480
2002                                                   10,514
2003                                                    2,487
2004                                                    4,366
2005 and thereafter                                       365
                                                     $203,297

Maturities of certificates of deposit in denominations of $100,000 or more outstanding at December 31, 1999 are summarized as follows (in thousands of dollars):

Time Certificates of Deposits
3 months or less                                      $41,135
Over 3 through 12 months                               13,589
Over 12 months                                          2,340

There were no other time deposits of $100,000 or more.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

                                                  Year Ended December 31,
                                                  1999      1998     1997
Return on average assets                         1.31%     1.25%    1.27%
Return on average equity                         12.66     11.41    11.67
Return on beginning equity                       12.70     11.84    12.22
Dividend payout ratio                            36.90     37.56    36.55
Average equity to average assets ratio           10.32     10.96    10.90
Year-end equity to year-end assets ratio         10.00     10.66    11.23

Short-Term Borrowings

For each of the three years in the period ended December 31, 1999, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.


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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS


The Corporation's stock is traded in the over-the-counter market. Incorporated herein by reference to portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management. Also incorporated herein by reference to a part of the Corporation's 1999 Annual Report are the dividends paid by the Corporation for each quarter of the last three (3) years. The number of shareholders of record on February 29, 2000 was 730.

ITEM 6.  SELECTED FINANCIAL DATA


The Selected Financial Data Exhibit included in Management's Discussion and Analysis of Financial Condition and Results of Operations and presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Information required by item 305 of Regulation S-K is included in the Management's Discussion and Analysis of Financial Condition and Results of Operation presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report and consolidated financial statements as presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference to Exhibit D of Exhibit Listing
13.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS OF THE REGISTRANT

The information set forth under the captions "Nominees For Election of Directors" and "Executive Officers" and the Section 16(a) disclosure set forth under the caption "Security Ownership of Management", as presented in the registrant's Proxy Statement, dated April 7, 2000, relating to the Annual Meeting of Shareholders to be held on May 11, 2000, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Directors Compensation"; "Directors' Personnel Committee Report on Executive Compensation"; "Comparative Return Performance Graph"; "Executive Compensation"; "Pension Plan"; "Profit-Sharing, Savings and Investment Plan"; "Employment Contracts"; and "Other Compensation Agreements", presented in the registrant's Proxy Statement, dated April 7, 2000, relating to the Annual Meeting of Shareholders to be held on May 11, 2000, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", presented in the registrant's Proxy Statement, dated April 7, 2000, relating to the Annual Meeting of Shareholders to be held on May 10, 2000, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain
Transactions", presented in the registrant's Proxy Statement, dated April 7, 2000, relating to the Annual Meeting of Shareholders to be held on May 11, 2000, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) (1) List of Financial Statements and Independent Auditors'
        Report

The following consolidated financial statements and Independent Auditors' Report of Chemung Financial Corporation and subsidiary, included in the Annual Report of the registrant to its shareholders as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 are incorporated by reference in Item 8:

 -  Independent Auditors' Report
 -  Consolidated Balance Sheets - December 31, 1999 and 1998
 -  Consolidated Statements of Income - Years ended December 31, 1999,
    1998 and 1997
 -  Consolidated Statements of Shareholders' Equity and Comprehensive
    Income - Years ended December 31, 1999, 1998 and 1997
 -  Consolidated Statements of Cash Flows-Years ended December 31, 1999,
    1998 and 1997
 -  Notes to Consolidated Financial Statements - December 31, 1999 and
    1998

(2)  List of Financial Statement Schedules

Schedules to the consolidated financial statements required by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Listing of Exhibits

Exhibit (3.1)  Certificate   of  Incorporation  is   filed   as
               Exhibit   3.1   to   Registrant's   Registration
               Statement  on  Form  S-14, Registration  No.  2-
               95743, and is incorporated herein by reference.

               Certificate  of Amendment to the Certificate  of
               Incorporation,  filed  with  the  Secretary   of
               State   of   New   York  on   April   1,   1988,
               incorporated  herein by reference to  Exhibit  A
               of  the  Registrant's Form  10-K  for  the  year
               ended December 31, 1988, File No. 0-13888.

        (3.2)  Bylaws  of  the  Registrant, as amended  October EXHIBIT E
               13, 1999.

Exhibit  (13)  Annual Report to Shareholders for the year
               ended December 31, 1999.

               Table of Quarterly Market Price Ranges.          EXHIBIT A

               Table of Dividends Paid.                         EXHIBIT B

               Management's Discussion and Analysis of          EXHIBIT C
               Financial Condition and Results of Operations
               including the Selected Financial Data Exhibit.
               Quantitative and Qualitative disclosures about
               Market Risk

               Consolidated Financial Statements and            EXHIBIT D
               Independent Auditors' Report.

Exhibit  (21)  Subsidiaries of the registrant.                  EXHIBIT F

Exhibit  (22)  Registrant's Notice of Annual Meeting, Proxy     EXHIBIT G
               Statement dated April 7,2000, and Proxy Form

Exhibit  (27)  Financial Disclosure Schedule (EDGAR version
               only)


(b)      Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended December 31, 1999.


(c)      Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report.


(d)      Financial Statement Schedules

None
                        ANNUAL REPORT ON FORM 10-K

                                ITEM 14(c)

                             CERTAIN EXHIBITS

                       YEAR ENDED DECEMBER 31, 1999

                       CHEMUNG FINANCIAL CORPORATION

                             ELMIRA, NEW YORK
                   ____________________________________



EXHIBIT                                     EXHIBIT
LISTING

EXHIBIT 13            Annual Report To Shareholders For The Year Ended
                      December 31, 1999

                A     Table of Quarterly Market Price Ranges

                B     Table of Dividends Paid

                C     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations including the Selected Financial Data Exhibit, and the
                      Quantitative and Qualitative Disclosures about
                      Market Risk

                D     Consolidated Financial Statements and Independent
                      Auditors' Report

                E     Bylaws of the Registrant, as amended to October 13,
                      1999

EXHIBIT 21      F     Subsidiaries of the Registrant

EXHIBIT 22      G     Notice of Annual Meeting, Proxy Statement dated
                      April 7, 2000, and Proxy Form

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION              DATED:  MARCH 8, 2000
                                       By      /s/ Jan P. Updegraff
                                             Jan P. Updegraff
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                 Date

Robert E. Agan                      Director


Donald L. Brooks, Jr.               Director

/s/ David J. Dalrymple
David J. Dalrymple                  Director              March 8, 2000

/s/ Robert H. Dalrymple
Robert H. Dalrymple                 Director              March 8, 2000

/s/ Frederick Q. Falck
Frederick Q. Falck                  Director              March 8, 2000

/s/ Stephen M. Lounsberry
Stephen M. Lounsberry               Director              March 8, 2000

/s/ Thomas K. Meier
Thomas K. Meier                     Director              March 8, 2000

/s/ Ralph H. Meyer
Ralph H. Meyer                      Director              March 8, 2000

/s/ John F. Potter
John F. Potter                      Director              March 8, 2000

/s/ Charles M. Streeter
Charles M. Streeter                 Director              March 8, 2000

/s/ Richard W. Swan
Richard W. Swan                     Director              March 8, 2000

/s/ William A. Tryon
William A. Tryon                    Director              March 8, 2000

/s/ William C. Ughetta
William C. Ughetta                  Director              March 8, 2000


Signature                           Title                 Date


/s/ Nelson Moores van den Blink
Nelson Mooers van den Blink         Director              March 8, 2000

/s/ Jan P. Updegraff
Jan P. Updegraff                    Director, President & March 8, 2000
                                    Chief Executive
                                    Officer
Attest

/s/ Donna C. Denton
Donna C. Denton                     Secretary             March 8, 2000