Form 10-Q
period 2000-03-31
CHEMUNG FINANCIAL CORP
filed 2000-05-09
CIK 763563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13888

CHEMUNG FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New York 16-1237038

(State or other jurisdiction of I.R.S. Employer

incorporation or organization) Identification No.

One Chemung Canal Plaza, Elmira, NY 14902

Address of principal executive offices) (Zip Code)

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000:

Common Stock, $.01 par value -- outstanding 4,041,518 shares

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Interest Rate Risk	10

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K	12

	All other items required by Part II are either inapplicable or would require an answer which is negative.

SIGNATURES		33

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2000	DECEMBER 31, 1999
	Unaudited
ASSETS
Cash and due from banks	$ 25,943,039	30,926,401
Interest bearing deposits with other financial institutions	1,419,898	1,146,495
Total cash and cash equivalents	27,362,937	32,072,896
Securities available for sale, at estimated fair value	223,219,552	227,383,641
Securities held to maturity, estimated fair value of $9,621,079 at March 31, 2000 and $8,606,703 at December 31, 1999	9,721,541	8,606,703
Loans, net of unearned income and deferred fees	382,294,796	359,963,407
Allowance for loan losses	(4,666,082)	(4,665,093)
Loans, net	377,628,714	355,298,314

Premises and equipment, net	12,465,505	12,121,667
Intangible assets, net of accumulated amortization	5,494,200	5,641,025
Other assets	12,830,638	12,119,128

Total assets	$668,723,087	653,243,374

LIABILITIES

Deposits:
Non-interest-bearing	$104,600,641	98,292,851
Interest bearing	409,078,448	383,480,838
Total deposits	513,679,089	481,773,689
Securities sold under agreements to repurchase	50,041,944	49,946,491
Federal Home Loan Bank advances	33,200,000	49,700,000
Other liabilities	6,333,716	6,511,311

Total liabilities	603,254,749	587,931,491

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
Authorized 10,000,000 shares, issued: 4,300,134 shares at March 31, 2000 and December 31, 1999	43,001	43,001
Capital surplus	21,909,339	21,941,629
Retained earnings	49,174,859	48,065,946
Treasury stock, at cost (256,252 shares at March 31, 2000; 256,054 shares at December 31, 1999	(4,472,459)	(4,435,629)
Accumulated other comprehensive income (loss)	(1,186,402)	(303,064)

Total shareholders' equity	65,468,338	65,311,883

Total liabilities & shareholders' equity	$668,723,087	653,243,374

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended
	March 31

INTEREST AND DIVIDEND INCOME	2000	1999

Loans	$ 7,821,600	6,897,357
Securities	3,620,996	3,427,455
Federal funds sold	11,577	145,890
Interest bearing deposits	50,776	84,215

Total interest and dividend income	11,504,949	10,554,917

INTEREST EXPENSE

Deposits	4,058,862	3,607,551
Securities sold under agreement to repurchase and funds borrowed	1,047,603	884,695

Total interest expense	5,106,465	4,492,246

Net interest income	6,398,484	6,062,671
Provision for loan losses	187,500	200,000
Net interest income after provision for loan losses	6,210,984	5,862,671

Other operating income	2,314,473	2,105,686

Other operating expenses	5,671,091	5,311,476

Income before income tax expense	2,854,366	2,656,881
Income tax expense	896,238	817,244

Net Income	$ 1,958,128	$ 1,839,637

Basic earnings per share	$0.48	$0.45

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31

CASH FLOWS FROM OPERATING ACTIVITIES:	2000	1999

Net income	$1,958,128	1,839,637

Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Amortization of intangible assets	146,826	146,826
Provision for loan losses	187,500	200,000
Depreciation and amortization	407,811	392,130
Amortization of premiums and accretion of discounts on securities, net	55,508	176,269
Issuance of restricted stock units under Directors' Deferred Compensation Plan	43,011	38,188
Increase in other assets	(711,510)	(899,487)
Increase (decrease) in other liabilities	418,361	(3,981,065)

Net cash provided (used) by operating activities	2,505,635	(2,087,502)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of and principal collected on securities available for sale	3,037,649	26,375,406
Proceeds from maturities of and principal collected on securities held to maturity	747,821	620,747
Proceeds from sales of securities available for sale	172	248
Purchases of securities available for sale	(400,000)	(23,519,683)
Purchases of securities held to maturity	(1,862,659)	(673,791)
Purchases of premises and equipment	(751,649)	(419,591)
Net increase in loans	(22,807,666)	(13,431,139)
Proceeds from sales of student loans	289,766	623,749

Net cash used in investing activities	(21,746,566)	(10,424,054)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in demand deposits, NOW, savings and insured money market accounts	17,669,453	(2,367,298)
Net increase in certificates of deposit and individual retirement accounts	14,235,947	18,984,245
Net increase in securities sold under agreements to repurchase	95,454	431,046
Decrease in Federal Home Loan Bank advances	(16,500,000)	(6,900,000)
Purchase of treasury shares	(120,625)	(123,287)
Cash dividends paid	(849,257)	(697,570)

Net cash provided by financing activities	14,530,972	9,327,136

Net decrease in cash and cash equivalents	(4,709,959)	(3,184,420)
Cash and cash equivalents at beginning of period	32,072,896	28,819,789

Cash and cash equivalents at end of period	$27,362,937	25,635,369

See accompanying notes to condensed consolidated financial statements.

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

The data in the condensed consolidated balance sheet as of December 31, 1999 was derived from the Company's 1999 Annual Report to Shareholders. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1999 Annual Report to Shareholders.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999, and results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.

2. Basic Earnings Per Share

Basic earnings per share was computed by dividing net income by 4,096,568 and 4,100,321 weighted average shares outstanding for the three month periods ended March 31, 2000 and 1999, respectively. Issuable shares (such as those related to directors restricted stock units ) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the quarters ended March 31, 2000 and 1999.

3. Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities,". This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The Statement requires companies to recognize all derivatives as either assets or liabilities, including certain derivative instruments embedded in other contracts with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument, depends on the intended use of the derivatives and the type of risk being hedged. This Statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption, however is permitted. Management is currently evaluating the impact, if any, of this Statement on the Company's consolidated financial statements.

4. Other Comprehensive Income

Comprehensive income at the Company represents net income and other comprehensive income (loss), which consists of the net change in unrealized holding gains or losses on securities available for sale, net of the related tax effect. Accumulated other comprehensive income represents the net unrealized holding gains or losses on securities available for sale as of the consolidated balance sheet dates, net of the related tax effect.

Comprehensive income for the three month periods ended March 31, 2000 and 1999 was $1,074,790 and $798,943, respectively. The following summarizes the components of other comprehensive loss:

Unrealized holding losses on securities available for sale during the three months ended March 31, 2000, net of tax (pre-tax loss of $(1,470,759))	$ (883,338)

Unrealized holding losses on securities available for sale during the three months ended March 31, 1999, net of tax (pre-tax loss of $(1,732,757))	$(1,040,694)

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation during the three month period ended March 31, 2000, with comparisons to the comparable period in 1999 as applicable. The condensed consolidated interim financial statements and related notes, as well as the 1999 Annual Report to Shareholders', should be read in conjunction with this review. Amounts in prior period condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period presentation.

Forward-looking Statements

Statements included in this review and in future filings by Chemung Financial Corporation with the Securities and Exchange Commission, in Chemung Financial Corporation press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Chemung Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Chemung Financial Corporation's actual results, and could cause Chemung Financial Corporation's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets at March 31, 2000 were $668.7 million, an increase of $15.5 million or 2.37% since the beginning of the year. The most significant change has been an increase in earning assets of $19.6 million or 3.28%. This change is the result of a $22.3 million or 6.20% increase in our loan portfolio, offset somewhat by a $3.0 million or 1.29% decrease in our securities portfolio. Interest bearing deposits, the remaining component of earning assets, increased $273 thousand. Cash and due from banks decreased $5.0 million. The most significant factor impacting this was a decline in cash balances of $12.6 million from $18.6 million at year end to $6.0 million as of March 31, 2000. The unusually high cash balances maintained at year end were a function of Year 2000 contingency planning, and with that now successfully behind us, we have been able to invest the cash in interest earning assets.

The Available for Sale segment of the securities portfolio totaled $223.2 million at March 31, 2000, as compared to $227.4 million at the beginning of the year, a decrease of 1.83%. At amortized cost, decreases in Mortgage Backed Securities ($1.9 million) and U.S. Treasury Notes ($1.0 million) were somewhat offset by a $400 thousand equity investment in Statewide Zone Capital Corporation, a corporation formed to promote economic activity through loan programs offered to businesses located within Economic Development Zones throughout New York State. The valuation adjustment for net unrealized losses within the available for sale securities portfolio increased by $1.5 million, reflective of the decline in bond values in the current interest rate environment. The Held to Maturity segment of the portfolio, consisting primarily of Municipal Obligations, totaled $9.7 million as compared to $8.6 million at the end of 1999, an increase of $1.1 million or 12.95%.

As noted above, total loans have increased $22.3 million or 6.20% since the beginning of the year. $19.7 million or 88.31% of this increase has occurred in business loans which have grown 15.05% since the beginning of the year. In this area we have seen significant demand for both term borrowings as well as line of credit advances. Total consumer loans have increased by $2.8 million or 2.10%. The growth in consumer lending has been influenced by a continuing strong volume of indirect auto loans, as well as seasonal student loan borrowings. The mortgage portfolio has declined by $219 thousand or 0.23% since year end. Local 1-4 family mortgage activity has been slower when compared to last year, and this may be partly a function of the lower supply of existing homes on the market.

The growth in earning assets has been funded by a $31.9 million or 6.62% increase in deposits since year end. Demand deposits have increased $6.3 million or 6.42%, while interest bearing deposits have increased $25.6 million or 6.68%. Since year end, public fund balances have grown by $13.3 million, with personal and non-personal balances increasing $18.6 million. The growth in deposits has not only funded loan growth, but also enabled us to decrease overnight advances from the Federal Home Loan Bank by $16.5 million.

Results of Operations

Net earnings for the first quarter totaled $1.958 million, an increase of $118 thousand or 6.44% as compared to first quarter 1999 results. Earnings per share increased from $0.45 during the first quarter of 1999 to $0.48. Net interest income after provision for loan loss, increased $348 thousand or 5.94%. Total interest and dividend income on earning assets was $11.505 million as compared to $10.555 million a year earlier. This increase is attributable to both a $29.9 million increase in average earning assets and a 20 basis point yield increase on those assets from 7.41% to 7.61%. The increase in average earning assets was generated by a $37.6 million increase in average loans and a $7.0 million increase in average securities, offset by a $14.7 million decrease in overnight investment of excess funds. Total average funding liabilities have increased $28.6 million or 5.14% when compared to the first quarter of 1999. The interest expense associated with these liabilities totaled $5.106 million as compared to $4.492 million a year earlier. The cost of funds, including the effect of non-interest bearing funding sources (such as demand deposits), increased 24 basis points from 3.27% to 3.51%. The above yields and costs resulted in a net interest margin during the first quarter of 2000 of 4.23% as compared to 4.26% during the first quarter of 1999.

Non-interest income increased $209 thousand or 9.92%. Trust and Investment Services income, the largest component of non-interest income at $1.252 million registered an increase of $112 thousand or 9.87%. Other significant increases were realized in credit card merchant earnings (+$47 thousand), service charges (+$42 thousand), and checkcard interchange income (+$40 thousand). The above increases were somewhat offset by a $49 thousand decrease in non-taxable gains on appreciated stock donations. This decrease is a function of the timing of these donations.

Operating expenses have increased $360 thousand or 6.77%. Some of the significant factors influencing this include increases in salaries and benefits (+$101 thousand), advertising (+$48 thousand), credit card processing fees (+$35 thousand), federal reserve charges (+$35 thousand), equipment service (+$26 thousand), and data processing fees (+$18 thousand).

During the first quarter of 2000, the provision for loan losses totaled $188 thousand, down $13 thousand from the first quarter of 1999. This change is a reflection of management's ongoing evaluation of the risk inherent in the loan portfolio.

Income tax expense increased $79 thousand from $817 thousand to $896 thousand primarily due to the higher level of pre-tax earnings.

Liquidity and Capital Resources

During the first three months of 2000, cash and cash equivalents declined by $4.7 million as compared to a decrease of $3.2 million during the first quarter of 1999. In addition to cash provided by operating activities, other primary sources of cash in 2000 included an increase in deposits ($31.9 million), proceeds from maturities, sales and principal payments on securities ($3.8 million), and proceeds from the sale of student loans ($290 thousand). During the first quarter of 1999, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($27.0 million), an increase in deposits ($16.6 million), proceeds from the sale of student loans ($624 thousand), and an increase in securities sold under agreements to repurchase ($431 thousand).

Cash generated from the above activities has been used primarily to fund growth in earning assets as well as reduce Federal Home Loan Bank advances. During the first quarter of 2000, the purchase of securities and the funding of loans, net of repayments, totaled $2.3 million and $22.8 million, respectively. Federal Home Loan Bank advances were reduced by $16.5 million. Other significant uses of cash during the quarter included the payment of cash dividends ($849 thousand), purchases of premises and equipment ($752 thousand), and the purchase of treasury stock ($121 thousand). During the first quarter of 1999, purchases of securities and funding of loans, net of repayments, totaled $24.2 million and $13.4 million, respectively. Federal Home Loan Bank advances were reduced by $6.9 million. Other significant uses of cash during the first quarter of 1999 included the payment of cash dividends ($698 thousand), purchases of premises and equipment ($420 thousand), and the purchase of treasury stock ($123 thousand).

As of March 31, 2000, the Company's consolidated leverage ratio was 9.38%. Tier I and Total Risk Adjusted Capital ratios were 14.73% and 15.86%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the three months ended March 31, 2000, the Company acquired 5,000 treasury shares at an average price of $24.125 per share, and issued from treasury 4,802 shares to fund a distribution related to our directors' deferred compensation plan. During the quarter, the Company declared a cash dividend of $0.21 per share, a 23.53% increase as compared to the $0.17 per share dividend declared in the first quarter of 1999.

Non Performing Loans and Allowance For Loan Losses

Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, the amount expensed to the loan loss provision for the first three months of 2000 totaled $188 thousand as compared to $200 thousand expensed during the first three months of 1999. At 1.22% of total loans, the allowance for loan losses is viewed by management as reasonable and adequate relative to the inherent risk of loss in the loan portfolio. The allowance for loan losses to total loans at December 31, 1999 was 1.30%. The 8 basis point decline in the percentage is primarily due to the reduction in non-performing loans. Non-performing loans at March 31, 2000 constituted 0.31% of total loans as compared to 1.39% of total loans at March 31, 1999.

Changes in the allowance for loan losses for the three month periods ended March 31, 2000 and 1999, are as follows (in thousands of dollars):
	Three Months Ended
	March 31,
	2000	1999

Balance at beginning of period	$ 4,665	$ 4,509

Charge-offs:
Commercial, financial and agricultural	10	16
Commercial mortgages	0	0
Residential mortgages	4	7
Consumer loans	211	183
Total	225	206

Recoveries:
Commercial, financial and agricultural	14	15
Commercial mortgages	0	0
Residential mortgages	0	0
Consumer loans	24	34
Total	38	49
	(187)	(157)
Net charge-offs
Provisions charged to operations	188	200
Balance at end of period	$ 4,666	$ 4,552

At March 31, 2000 and December 31, 1999, the following table summarizes the Company's non-accrual and past due loans (in thousands):
	March 31, 2000	December 31, 1999

Non-accrual loans	$ 638	$ 640

Accruing loans past due 90 days or more	$ 113	$ 281

At March 31, 2000, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At March 31, 2000, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Company has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

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

The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of March 31, 2000 the exposure to changing interest rates is within the guidelines established by the ALCO.

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

Additionally, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect shareholders in the event of adverse changes to interest rates, and as of March 31, 2000 exposure to changing interest rates is within the risk limits established.

There have been no material changes in the Company's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Company's business activities.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Applicable Exhibits

(3.1)	Certificate of Incorporation is filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and is incorporated herein by reference

Certificate of Amendment to the Certificate of Incorporation, file with the Secretary of State of New York on April 1, 1988, is incorporated herein by reference to Exhibit A of the registrant's Form 10-K for the year ended December 31, 1988, File No. 0-13888.

Certificate of Amendment to the Certificate of Incorporation, file with the Secretary of State of New York on May 13, 1998, is incorporated herein by reference to Exhibit A of the registrant's Form 10-Q for the quarter ended March 31, 1999, File No. 0-13888.

EXHIBIT A

(3.2)	Bylaws of the Registrant, as amended to January 12, 2000.

(27)	Financial Data Schedule (EDGAR version only)

(b)	Reports on Form 8-K

During the quarter ended March 31, 2000, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING March 31, 2000

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

EXHIBIT A Amended Bylaws Effective January 12, 2000

(A copy of the Bylaws exhibit filed with the

Securities and Exchange Commission may be obtained

upon request by writing to the registrant's

Corporate Secretary.)

CHEMUNG FINANCIAL CORPORATION

BY-LAWS

Amended to January 12, 2000

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

SECTION 2. Qualifications of Directors

Each director shall be at least 18 years of age and shall automatically cease to be a director on the last day of the month during which he or she attains the age of seventy-two (72) years. Each non-employee director shall directly own within one year following election to the Board of Directors, and at any time thereafter, at least 500 shares of capital stock of the corporation.

SECTION 3. Number of Directors

The number of directors constituting the entire Board shall be fifteen (15). This number may be increased or decreased from time to time by amendment of these By-Laws, provided, however, that the number may not be decreased to less than three (3). No decrease in the number of directors shall shorten the term of any incumbent director.

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

CHEMUNG FINANCIAL CORPORATION

LEGEND FOR BY-LAWS

DATE	ARTICLE	SECTION	DESCRIPTION

4/9/97	Article III	Section 3	Number of Directors changed from twenty to nineteen.

4/8/98	Article II	Sections 4 & 5	Change fifty (50) days to sixty (60) days.

12/8/98	Article III	Section 3	Number of Directors changed from nineteen to seventeen.
8/11/99	Article III	Section 3	Number of Directors changed from seventeen to sixteen.
10/13/99	Article III	Section 3	Number of Directors changed from sixteen to fifteen.

1/12/00	Article III	Section 2	Required ownership of 500 shares capital stock for non-employee directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATE:	May 9, 2000	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	May 9 ,2000	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO