Form 10-Q
period 2000-06-30
CHEMUNG FINANCIAL CORP
filed 2000-08-08
CIK 763563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2000

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2000:

Common Stock, $.01 par value -- outstanding 4,040,650 shares

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Interest Rate Risk	12

Item 4:	Submission of matters to a vote of Chemung Financial Corporation Shareholders	13

SIGNATURES		14

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K	15

	All other items required by Part II are either inapplicable or would require an answer which is negative.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2000	DECEMBER 31, 1999
	Unaudited
ASSETS
Cash and due from banks	$ 28,087,104	30,926,401
Interest bearing deposits with other financial institutions	1,125,888	1,146,495
Total cash and cash equivalents	29,212,992	32,072,896
Securities available for sale, at estimated fair value	219,324,637	227,383,641
Securities held to maturity, estimated fair value of $9,523,025 at June 30, 2000 and $8,606,703 at December 31, 1999	9,542,731	8,606,703
Loans, net of unearned income and deferred fees	387,257,903	359,963,407
Allowance for loan losses	(4,653,658)	(4,665,093)
Loans, net	382,604,245	355,298,314

Premises and equipment, net	13,311,663	12,121,667
Intangible assets, net of accumulated amortization	5,347,374	5,641,025
Other assets	12,975,300	12,119,128

Total assets	$672,318,942	653,243,374

LIABILITIES

Deposits:
Non-interest-bearing	$102,032,998	98,292,851
Interest bearing	408,869,141	383,480,838
Total deposits	510,902,139	481,773,689
Securities sold under agreements to repurchase	49,141,584	49,946,491
Federal Home Loan Bank advances	39,100,000	49,700,000
Other liabilities	6,026,183	6,511,311

Total liabilities	605,169,906	587,931,491

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
Authorized 10,000,000 shares, issued: 4,300,134 shares at June 30, 2000 and December 31, 1999	43,001	43,001
Capital surplus	21,950,778	21,941,629
Retained earnings	50,449,806	48,065,946
Treasury stock, at cost (259,484 shares at June 30, 2000; 256,054 shares at December 31, 1999	(4,536,291)	(4,435,629)
Accumulated other comprehensive loss	(758,258)	(303,064)

Total shareholders' equity	67,149,036	65,311,883

Total liabilities & shareholders' equity	$672,318,942	653,243,374

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Six Months Ended		Three Months Ended
	June 30		June 30

INTEREST AND DIVIDEND INCOME	2000	1999	2000	1999

Loans	$16,054,638	$14,120,637	$ 8,233,038	$ 7,223,280
Securities	7,212,104	6,876,553	3,591,108	3,449,098
Federal funds sold	12,390	269,845	813	123,955
Interest bearing deposits	108,313	143,023	57,537	58,808

Total interest and dividend income	23,387,445	21,410,058	11,882,496	10,855,141

INTEREST EXPENSE

Deposits	8,404,133	7,327,100	4,345,271	3,719,549
Securities sold under agreement to repurchase and funds borrowed	2,171,517	1,772,075	1,123,914	887,380

Total interest expense	10,575,650	9,099,175	5,469,185	4,606,929

Net interest income	12,811,795	12,310,883	6,413,311	6,248,212
Provision for loan losses	375,000	400,000	187,500	200,000
Net interest income after provision for loan losses	12,436,795	11,910,883	6,225,811	6,048,212

Net gain on sale of securities	1,448	150,435	1,448	150,435
Other operating income	4,828,195	4,303,688	2,513,722	2,198,002

Total other operating income	4,829,643	4,454,123	2,515,170	2,348,437
Other operating expenses	11,326,851	10,623,095	5,655,760	5,311,619

Income before income tax expense	5,939,587	5,741,911	3,085,221	3,085,030
Income tax expense	1,857,976	1,839,615	961,738	1,022,371

Net Income	$ 4,081,611	$ 3,902,296	$ 2,123,483	$ 2,062,659

Basic earnings per share	$1.00	$0.94	$0.52	$0.50

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30

CASH FLOWS FROM OPERATING ACTIVITIES:	2000	1999

Net income	$ 4,081,611	$ 3,902,296

Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of intangible assets	293,651	293,651
Provision for loan losses	375,000	400,000
Depreciation and amortization	815,622	784,260
Amortization of premiums and accretion of discounts on securities, net	91,955	302,707
Net gain on sales of securities	(1,448)	(150,435)
Issuance of restricted stock units under Directors' Deferred Compensation Plan	84,450	69,268
Increase in other assets	(856,172)	(2,163,461)
(Decrease) increase in other liabilities	(173,206)	96,016

Net cash provided by operating activities	4,711,463	3,534,302

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of and principal collected on securities available for sale	7,654,787	40,065,272
Proceeds from maturities of and principal collected on securities held to maturity	2,012,023	1,503,139
Proceeds from sales of securities available for sale	6,710	12,238,695
Purchases of securities available for sale	(450,892)	(48,930,999)
Purchases of securities held to maturity	(2,948,059)	(1,631,370)
Purchases of premises and equipment	(2,005,619)	(1,079,404)
Net increase in loans	(28,448,312)	(18,206,803)
Proceeds from sales of student loans	767,381	738,795

Net cash used in investing activities	(23,411,981)	(15,302,675)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits, NOW, savings and insured money market accounts	12,029,560	2,115,956
Net increase in certificates of deposit and individual retirement accounts	17,098,890	11,360,272
Net (decrease) in securities sold under agreements to repurchase	(804,907)	(464,716)
Net decrease in short term Federal Home Loan Bank advances	(10,600,000)	(4,700,000)
Purchase of treasury shares	(184,457)	(305,500)
Cash dividends paid	(1,698,472)	(1,394,256)

Net cash provided by financing activities	15,840,614	6,611,756

Net decrease in cash and cash equivalents	(2,859,904)	(5,156,617)
Cash and cash equivalents at beginning of period	32,072,896	28,819,789

Cash and cash equivalents at end of period	$29,212,992	23,663,172

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Chemung Financial Corporation (the Company) operates as a financial holding company. Its only subsidiary is Chemung Canal Trust Company (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in the consolidation.

The data in the condensed consolidated balance sheet as of December 31, 1999 was derived from the Company's 1999 Annual Report to Shareholders. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1999 Annual Report to Shareholders. Amounts in prior period c inancial statements are reclassified whenever necessary to conform to the current period presentation.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999, and results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999.

2. Basic Earnings Per Share

Basic earnings per share was computed by dividing net income by 4,095,729 and 4,145,996 weighted average shares outstanding for the six month periods ended June 30, 2000 and 1999 and 4,094,890 and 4,142,243 weighted average shares outstanding for the three month periods ended June 30, 2000 and 1999, respectively. Issuable shares (such as those related to directors restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No di l were outstanding during the three & six months ended June 30, 2000 and 1999.

3. Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities,". This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The Statement requires companies to recognize all derivatives as either assets or liabilities, including certain derivative instruments embedded in other contrac d at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument, depends on the intended use of the derivatives and the type of risk being hedged. This Statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption, however is permitted. Management is currently evaluating the impact, if any, of this Statement on the Company's consolidated financial statements.

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

Comprehensive income for the three and six month periods ended June 30, 2000 was $2,551,627 and $3,626,417, respectively. Comprehensive (loss) income for the three and six month periods ended June 30, 1999 was $(118,974) and $679,969, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Income	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Unrealized holding gains (losses) during the three month periods net of tax (pre-tax amounts of $714,309 and ($3,481,988)) Unrealized holding losses during the six month periods net of tax (pre-tax amounts of ($756,450) and ($5,214,745))	$429,014	$(2,091,282)	$(454,324)	$(3,131,976)

Less: Reclassification adjustment for gains realized in net income during the three month periods (pre-tax amount of $1,448 and $150,435) Less: Reclassification adjustment for gains realized in net income during the six month periods (pre-tax amount of $1,448 and $150,435)

	$ (870)	$ (90,351)	$ (870)	$ (90,351)

Total other comprehensive income (loss)	$428,144	$(2,181,633)	$(455,194)	$(3,222,327)

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation during the three month and six month periods ended June 30, 2000, with comparisons to the comparable period in 1999 as applicable. The condensed consolidated interim financial statements and related notes, as well as the 1999 Annual Report to Shareholders', should be read in conjunction with this review. Amounts in prior period condens al statements are reclassified whenever necessary to conform to the current period presentation.

Forward-looking Statements

Statements included in this review and in future filings by Chemung Financial Corporation with the Securities and Exchange Commission, in Chemung Financial Corporation press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertain sults to differ materially from historical earnings and those presently anticipated or projected. Chemung Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Chemung Financial Corporation's actual results, and could cause Chemung Financial Corporation's actual financial performance to differ materially ard-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Financial Holding Company Status

Passage of the Gramm-Leach-Bliley Act during the fourth quarter of 1999 permitted qualified bank holding companies to elect to become financial holding companies and to engage in expanded financial activities. During the second quarter of 2000, Chemung Financial Corporation exercised this election, and on June 22, 2000 received approval from the Federal Reserve Bank of New York. This provides the Company with the flexibility to offer a wider array of financial services, such as insura brokerage services. This will allow us to better serve the needs of our clients as well as provide an additional potential source of non-interest income. To that end, the Company is currently in the process of forming a financial services subsidiary, CFS Group, Inc. to provide additional financial services. While the process is not yet completed, we expect to have the new subsidiary operating by the end of this year.

Financial Condition

Total assets at June 30, 2000 were $672.3 million, an increase of $19.1 million or 2.9% since the beginning of the year. The most significant change has been an increase in earning assets of $20.2 million or 3.4%. This change is the result of a $27.3 million or 7.6% increase in our loan portfolio, offset somewhat by a $7.1 million or 3.0% decrease in our securities portfolio.

The Available for Sale segment of the securities portfolio at June 30, 2000 totaled $219.3 million as compared to $227.4 million at the beginning of the year, a decrease of 3.5%. At amortized cost, decreases in Mortgage Backed Securities ($4.0 million), U.S. Treasury Notes ($1.5 million) and Municipal Bonds ($2.2 million) were somewhat offset by a $400 thousand equity investment in Statewide Zone Capital Corporation, a corporation formed to promote economic activity through loan programs ithin Economic Development Zones throughout New York State. The pre-tax valuation adjustment for net unrealized losses within the available for sale securities portfolio increased by $758 thousand, reflective of the impact of higher interest rates on the portfolio. The Held to Maturity segment of the portfolio, consisting primarily of Municipal Obligations, totaled $9.5 million as compared to $8.6 million at the end of 1999, an increase of $936 thousand or 10.9%.

Realized net gains on sales of securities Available for Sale for the six-month period ended June 30, 2000 were $1,448 as compared to $150,435 through June 30, 1999.

As noted above, total loans have increased $27.3 million or 7.6% since the beginning of the year. $19.1 million or 69.8% of this increase has occurred in business loans, which have grown 14.5% since the beginning of the year. Total consumer loans have increased by $7.8 million or 5.8%, the most significant factor being the growth in indirect auto loans. Increased mortgage activity over the past couple of months has resulted in a $427 thousand or 0.5% increase in this portfolio since year

The growth in earning assets has been funded by a $29.1 million or 6.1% increase in deposits since year end. Demand deposits have increased $3.7 million or 3.8%, while interest bearing deposits have increased $25.4 million or 6.6%. Since year end, public fund balances have grown by $12.6 million, with personal and non-personal balances increasing $16.5 million. The growth in deposits, as well as proceeds from maturities and paydowns in the bond portfolio, has not only funded loan growth w he first six months of this year, but has also enabled us to reduce overnight advances from the Federal Home Loan Bank by $10.6 million.

Results of Operations

Second Quarter of 2000 vs. 1999

Net income for the second quarter totaled $2.123 million, an increase of $61 thousand or 3.0% as compared to second quarter 1999 results. Earnings per share increased from $0.50 during the second quarter of 1999 to $0.52 in the second quarter of 2000. A significant factor impacting this comparison relates to gains on the sale of available for sale securities. During the second quarter of 1999, the company realized $150 thousand in pre-tax earnings on the sale of securities as compared nd quarter of this year. Excluding the after-tax impact of these gains, all other net operating earnings were up $150 thousand or 7.6%.

Net interest income after provision for loan loss, increased $178 thousand or 2.9%. Total interest and dividend income on earning assets was $11.882 million as compared to $10.855 million in the second quarter of 1999. This increase is attributable to both a $30.4 million increase in average earning assets and a 32 basis point increase in yield on those assets from 7.39% to 7.71%. The increase in average earning assets was generated by a $39.7 million increase in average loans and a $1.9 urities, offset by an $11.1 million decrease in overnight investment of excess funds. Total average funding liabilities have increased $27.4 million or 4.8% when compared to the second quarter of 1999. The interest expense associated with these liabilities totaled $5.469 million as compared to $4.607 million during the second quarter of 1999. The cost of funds, including the effect of non-interest bearing funding sources (such as demand deposits), increased 44 basis points from 3.26% to 3.70%. The above yie interest margin during the second quarter of 2000 of 4.16% as compared to 4.25% during the second quarter of 1999.

Non-interest income, excluding securities gains, increased $316 thousand or 14.4%. Income from our trust and investment services division, the largest component of non-interest income, is up $113 thousand or 9.9%. Other significant increases were realized in credit card merchant earnings (+$56 thousand), service charges (+$34 thousand), checkcard interchange income (+$30 thousand), and income from our equity investment in Cephas Capital Partners LLP (+ $56 thousand).

Operating expenses have increased $344 thousand or 6.5%. Significant items influencing this include increases in salaries and benefits (+ $37 thousand), advertising (+ $48 thousand), credit card processing fees (+ $35 thousand), Federal Reserve charges (+ $35 thousand) and equipment service costs (+ $26 thousand).

During the second quarter of 2000, the provision for loan losses totaled $188 thousand, down $13 thousand from the second quarter of 1999. This change reflects management's evaluation of the risk inherent in the portfolio as well as a significant decline in non-performing loans over the past year.

Finally, while pre-tax earnings were relatively unchanged, the Company's income tax expense was approximately $61 thousand lower than the second quarter of 1999 due to a significantly higher level of tax exempt earning assets.

Year to date 2000 vs. 1999

Net income for the six month period ended June 30, 2000 was $4.082 million, a 4.6% increase as compared to June 30, 1999 results. Earnings per share increased 6.4%, from $0.94 to $1.00 on 50,267 fewer average shares outstanding. Excluding the previously discussed securities gains, all other net operating earnings were up approximately 7.1%. Year to date comparative results have been impacted by higher volumes of average earning assets offset to some extent by lower interest margins, a t income and operating expenses.

Net interest income after provision for loan losses is up $526 thousand or 4.4% as compared to the first six months of 1999. Total interest and dividend income on earning assets was $23.387 million as compared to $21.410 million a year earlier. On average, total earning assets increased by $30.1 million or 5.2%, and the yield on these assets was up 26 basis points from 7.40% to 7.66%. The increase in average earning assets was primarily due to a $38.6 million or 11.4% increase in average , investment securities were up $4.4 million on average, while overnight investment of excess funds declined $12.9 million. Interest expense for the six month period ended June 30, 2000 totaled $10.576 million as compared to $9.099 million a year ago. This increase is reflective of both a $28.0 million or 5.0% increase in average funding liabilities, as well as a 34 basis point increase in the cost of funds, from 3.27% to 3.61%. The above yields and costs have resulted in a 5 basis point decline in net inte %.

Non-interest income, excluding securities gains has increased $525 thousand or 12.2% to $4.828 million. Income from our trust and investment services division is up $225 thousand or 9.9% to $2.505 million. We have seen other significant increases in credit card merchant earnings (+ $103 thousand), service charges (+ $75 thousand), checkcard interchange income (+ $71 thousand) and earnings from our investment in Cephas Capital Partners LLP (+ $56 thousand).

Operating expenses year to date have increased $704 thousand or 6.6%. Salaries and benefits, the largest operating expense item, has increased $137 thousand to $5.432 million. Other expense items which have significantly impacted this increase include advertising (+ $95 thousand), Federal Reserve charges (+ $70 thousand), credit card processing costs (+ $69 thousand) and equipment service (+ $53 thousand).

The provision for loan loss expense for the six month period ended June 30, 2000 totaled $375 thousand, down $25 thousand when compared to the 1999 expense of $400 thousand. As noted above, non performing loans are significantly lower than a year ago. This, along with management's review of the inherent portfolio risk resulted in the lower loan loss provision.

While income before taxes has grown $198 thousand or 3.4%, the income tax expense has increased only $18 thousand or 1.0%. As explained above, this is due to the fact that the volume of tax exempt earning assets is significantly higher this year.

Liquidity and Capital Resources

During the first six months of 2000, cash and cash equivalents declined by $2.9 million as compared to a decrease of $5.2 million during the first six months of 1999. In addition to cash provided by operating activities, other primary sources of cash in 2000 included an increase in deposits ($29.1 million), proceeds from maturities, sales and principal payments on securities ($9.7 million), and proceeds from the sale of student loans ($767 thousand). In addition to cash provided by op cash flow sources in 1999 included an increase in deposits ($13.5 million), proceeds from maturities, sales and principal payments on securities ($53.8 million), and the sale of student loans ($739 thousand).

Cash generated in both years has been used primarily to fund growth in earning assets as well as reduce Federal Home Loan Bank advances. During the first six months of 2000, the purchase of securities and the funding of loans, net of repayments, totaled $3.4 million and $28.4 million, respectively. Federal Home Loan Bank advances were reduced by $10.6 million. Other significant uses of cash during the first six months of 2000 included the payment of cash dividends ($1.7 million) and inves ($2.0 million). During the first six months of 1999, the purchase of securities and funding of loans, net of repayments, totaled $50.6 million and $18.2 million, respectively. Federal Home Loan Bank advances were reduced by $4.7 million. In addition to the above, the Company paid $1.4 million in cash dividends and invested $1.1 million in premises and equipment during the first six months of 1999.

During the first six months of 2000, the Company acquired 8,232 treasury shares at an average price of $22.41 per share, and issued from treasury 4,802 shares to fund a distribution related to our directors' deferred compensation plan. During the second quarter, the Company declared a cash dividend of $0.21 per share, a 10.5% increase when compared to the $0.19 per share dividend declared during the second quarter of 1999. Cash dividends declared year to date total $0.42 per share as comp ar, an increase of 16.7%.

As of June 30, 2000, the Company's consolidated leverage ratio was 9.44%. Tier I and Total Risk Adjusted Capital ratios were 14.87% and 15.98%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Non Performing Loans and Allowance For Loan Losses

Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, the amount expensed to the loan loss provision for the first six months of 2000 totaled $375 thousand as compared to $400 thousand expensed during the first six months of 1999. At 1.20% of total loans, the allowance for loan losses is viewed by management as reasonable and adequate relative to the inherent risk of loss in the loan portfolio. The allowance for loan lo 31, 1999 was 1.30%. This 10 basis point reduction in the percentage is also a reflection of the reduction in non-performing loans. Non-performing loans at June 30, 2000 constituted 0.35% of total loans as compared to 0.39% of total loans at December 31, 1999.

Changes in the allowance for loan losses for the six month periods ended June 30, 2000 and 1999, are as follows (in thousands of dollars):
	Six Months Ended
	June 30,
	2000	1999

Balance at beginning of period	$ 4,665	$ 4,509

Charge-offs:
Commercial, financial and agricultural	13	16
Commercial mortgages	0	0
Residential mortgages	18	20
Consumer loans	438	354
Total	469	390

Recoveries:
Commercial, financial and agricultural	18	23
Commercial mortgages	0	0
Residential mortgages	0	0
Consumer loans	65	70
Total	83	93
Net charge-offs	(386)	(297)
Provisions charged to operations	375	400
Balance at end of period	$ 4,654	$ 4,612

At June 30, 2000 and December 31, 1999, the following table summarizes the Company's non-accrual. past due and troubled debt restructured loans (in thousands):
	June 30, 2000	December 31, 1999

Non-accrual loans	$ 698	$ 640

Accruing loans past due 90 days or more	255	281

Troubled debt restructurings	421	483

Total non-performing loans	$1,374	$1,404

At June 30, 2000, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At June 30, 2000, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Company has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

Interest Rate Risk

The Company realizes a major source of income by acting as intermediary between borrowers and savers. The differential or spread between interest earned on earning assets, primarily loans and investments, and the interest paid to depositors and on other interest bearing liabilities is affected by changes to market interest rates. Additionally, because of assumptions made relative to the Company's loan and investment portfolios and to its deposit base, changes in interest rates can mat turities of these balance sheet classes and thus alter the Company's sensitivity to future changes in interest rates.

The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acce result of changes to interest rates. As of June 30, 2000 the exposure to changing interest rates is within the guidelines established by the ALCO.

The Company uses an industry standard earnings simulation model as its primary method to identify and manage its interest rate risk profile. The model is based on projected cash flows using historical data for all financial instruments. Also incorporated into the model are assumptions of deposit rates and balances in relation to changes in interest rates. These assumptions are based on internal historical data. In recent years core deposits (NOW accounts, Insured Money Market Accounts and n re-priced with movements of interest rates in the negotiable securities markets. The ALCO recognizes that the assumptions made are inherently uncertain.

Additionally, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect shareholders in the event of adverse changes to interest rates, and as of June 30, 2000 exposure to changing interest rates is within the risk limits established.

There have been no material changes in the Company's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Company's business activities.

Item 4: Submission to Matters To a Vote of Shareholders

The following matters were submitted to a vote of shareholders at the Annual Meeting of Shareholders of Chemung Financial Corporation on May 11, 2000.

1. To elect four directors to serve until the 2003 Annual Meeting of Shareholders listed below:

David Dalrymple	John F. Potter
William C. Ughetta	Jan P. Updegraff

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATE:	August 9, 2000	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	August 9 ,2000	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Applicable Exhibits

(3.1)	Certificate of Incorporation is filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and is incorporated herein by reference

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

EXHIBIT A

(3.2)	Bylaws of the Registrant, as amended to June 14, 2000.

(27)	Financial Data Schedule (EDGAR version only)

(b)	Reports on Form 8-K

During the quarter ended June 30, 2000, no reports on Form 8-K or amendments to any previously-filed Form 8-K were filed by the registrant

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING June 30, 2000

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

EXHIBIT A Amended Bylaws Effective June 14, 2000

(A copy of the Bylaws exhibit filed with the Securities and Exchange Commission may be obtained upon request by writing to the registrant's Corporate Secretary.)

CHEMUNG FINANCIAL CORPORATION

BY-LAWS

Amended to June 14, 2000

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

SECTION 4. Fixing Record Date

The Board of Directors may fix, in advance, a date as the record date for purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action. Such date shall be not more than sixty (60) nor less than ten ( h meeting nor more than 60 days before any other action. If no record date is fixed, the record date for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given and for all other purposes shall be at the close of business on the day on which the resolution of the Board of Directors relating thereto is adopted.

SECTION 5. Notice of Meetings of Shareholders

Written notice of every meeting of shareholders shall state the place, date and hour of the meeting and unless it is the annual meeting, indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice of a special meeting shall also state the purpose or purposes for which the meeting is called. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the statutory requirements to receive payment for their sh g shall include a statement of that purpose and to that effect. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten (10) nor more than sixty (60) days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice shall be deemed given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders or, if he shall have filed wit ion a written request that notices to him be mailed to some other address, then directed to him at such other address.

SECTION 6. Adjourned Meetings

When a determination of shareholders entitled to notice of or to vote at any meeting of shareholders has been made, such determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date for the adjourned meeting. When a meeting is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and a poration may transact any business that might have been transacted on the original date of the meeting. However, if after the adjournment the Board of Directors fixes a new record date for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record on the new record date entitled to notice.

SECTION 7. List of Shareholders at Meeting

A list of shareholders as of the record date, certified by the secretary or by the transfer agent, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meetings, and all persons who appear from such list to be shareho may vote at such meeting.

SECTION 8. Quorum of Shareholders

The holders of a majority of the shares entitled to vote thereat shall constitute a quorum at a meeting of shareholders for the transaction of any business. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders. Despite the absence of a quorum, the shareholders present may adjourn the meeting.

SECTION 9. Proxies

Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him by proxy. Every proxy must be signed by the shareholder or his attorney-in-fact. No proxy shall be valid after the expiration of eleven (11) months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except in those cases where an irrevocable pr

SECTION 10. Inspectors at Shareholders Meetings

The Board of Directors, in advance of any shareholders meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders meeting may, and on the request of any shareholder entitled to vote thereat shall, appoint inspectors. If appointed on the request of one or more shareholders, the holders of a majority of shares present and entitled to vote thereat shall determine the number of inspectors to be a pointed fails to appear or act, the vacancy may be filled by appointment made by the Board of Directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares rep istence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a y them. A report or certificate made by them shall be prima facie evidence of the facts stated and of the vote as certified by them.

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

SECTION 14. Shareholder Proposals

No shareholder shall be entitled to submit a proposal to a meeting of shareholders unless at the time of submitting the proposal, the shareholder shall be a record or beneficial owner of at least 1% or $1,000 in market value of shares entitled to be voted at the meeting, and shall have held such shares for at least one year and shall continue to own such shares through the date on which the meeting is held. A shareholder meeting the above requirements shall deliver to the secretary of the corporation to the date on which the corporation's proxy statement was mailed to stockholders in connection with the previous year's annual meeting, the text of any proposal which he intends to propose at an annual meeting of shareholders and a notice of the intention of the shareholder to present such proposal at the meeting. A proposal to be presented at any meeting of shareholders other than an annual meeting shall be delivered to the secretary a reasonable time before the mailing of the corporation's proxy material

ARTICLE III

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

SECTION 4. Election and Term of Directors

The directors shall be classified by the Board of Directors with respect to the time for which they severally hold office, into three classes, as nearly equal in number for a term of one (1) year, the second class shall be originally elected for a term of two (2) years, and the third class shall be originally elected for a term of three (3) years, with the directors of each class to hold office until their successors are elected and qualified. Newly created directorships resulting from an increase in be classified by the Board of Directors when the directorship is created. At each annual meeting of the stockholders of the corporation, the successors of the class of directors whose terms expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election or until their successors are elected and have qualified.

SECTION 5. Nominations for Directors

Nominations of candidates for election as directors of the corporation at any meeting of stockholders called for the election of directors may be made by the Board of Directors or by any stockholder entitled to vote at such meeting. Nominations made by the Board of Directors shall be made at a meeting of the Board of Directors, or by written consent of directors in lieu of a meeting, not later than 60 days prior to the date of any meeting of stockholders called for the election of directors. The secr request that each such proposed nominee provide the corporation with such information concerning himself as is required, under the rules of the Securities and Exchange Commission, to be included in the corporation's proxy statement soliciting proxies for his election as a director. Any stockholder who intends to make a nomination at any annual meeting of stockholders shall deliver to the secretary of the corporation not later than 120 days prior to the date on which the corporation's proxy statement was mai on with the previous year's annual meeting, or if such nomination is to be made at a meeting of shareholders other than an annual meeting, a reasonable time before the mailing of the corporation's proxy material, a notice setting forth (i) the name, age, business address and residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of capital stock of the corporation which are owned of record and beneficially by ea ther information concerning each such nominee as would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominees. Such notice shall include a signed consent of such nominee to serve as a director of the corporation, if elected. In the event that a person is validly designated as a nominee in accordance with the provisions of this section and shall thereafter become unable or unwilling to stand for election to the Board o tors or the stockholder who proposed such nominee, as the case may be, may designate a substitute nominee. If the secretary of the meeting of stockholders called for the election of directors determines that a nomination was not made in accordance with the foregoing procedures, such nomination shall be void.

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

SECTION 12. Notice of Meetings of the Board of Directors

Regular meetings of the Board of Directors may be held without notice if the time and place of such meetings are fixed by the Board of Directors. Special meetings of the Board of Directors shall be held upon notice to the directors and may be called by the chairman of the board, the president, the executive vice president, or any two directors. The notice shall be given personally including by telephone or mail, telegram, cable or other public instrumentality. If given personally or by telephone, suc s than 48 hours before the meeting to each director. If given by mail, cable, telegram or other public instrumentality, such notice shall be given not less than five (5) days before the date of the meeting, to each director. Such notice shall be deemed given, if mailed, when deposited in the United States mail, with postage thereon prepaid or, if telegraphed, cabled or sent by other public instrumentality, when given to the telegraph company, cable company, or other public instrumentality, directed to the d or, if he shall have filed with the secretary of the corporation, a written request that notices to him be mailed or telegraphed, cabled or sent to some other address, then directed to him at such other address. The notice need not specify the purpose of any regular or special meeting of the Board of Directors.

SECTION 13. Interested Directors

No contract or other transaction between a corporation and one or more of its directors, or between a corporation and any other corporation, firm, association or other entity in which one or more of its directors, or officers, are directors or have a substantial financial interest, shall be either void or voidable for this reason alone or by reason alone that such director or directors are present at the meeting of the Board, or of a committee thereof, which approves such contract or transaction or t ted for such purpose:

    If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the Board or committee, and the Board or committee approves such contract or transaction by a vote sufficient for such purpose without counting the vote of such interested director or, if the votes of the disinterested directors are insufficient to constitute an act of the Board as defined in Section 9 of th f the disinterested directors; or
    If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by vote of such shareholders; or
    If the contract or transaction is affirmatively established by the party or parties thereto to be fair and reasonable as to the corporation at the time it was approved by the Board, a committee thereof, or the shareholders.

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

A majority of any such committee may determine its action and may fix the time and place of its meetings, unless provided otherwise by the Board of Directors. Each such committee shall keep a written record of its acts and proceedings and shall submit such record to the Board of Directors at each regular meeting thereof and at such other times as requested by the Board of Directors. Failure to submit such record, or failure of the Board to approve any action indicated therein will not, however, invalidat xtent it has been carried out by the corporation prior to the time the record of such action was, or should have been, submitted to the Board of Directors as herein provided.

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

SECTION 2. Election and Term of Office

The officers of the corporation to be elected or appointed by the Board of Directors shall be elected or appointed annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. Subject to the provisions of Section 3 of this Article, each officer shall hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until his successor has been elected or appointed and qualified.<

SECTION 3. Removal

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

SECTION 6. Chairman of the Board

The chairman of the board, if any, and if so designated by the Board of Directors, shall be the chief executive officer of the corporation and, subject to the control of the Board of Directors, shall in general perform all duties incident to the office of chief executive officer. He shall, when present, preside at all meetings of the shareholders and of the Board of Directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors res of the corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 7. President

The president shall be the chief operating officer of the corporation and, subject to the control of the Board of Directors and the chairman of the board (if he is the CEO), shall direct the conduct and operation of the business and properties of the corporation. If so designated by the Board of Directors, he shall also be the chief executive officer of the corporation and shall perform all duties incident to that office. He shall, in the absence of the chairman of the board, preside at all meetings Board of Directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates representing shares of the corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the corporation, or shall b se signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 8. Vice President

In the absence of the chairman of the board and the president or in the event of their death or inability to act, the executive vice president (or in the event of the death or inability to act of the executive vice president, the vice president designated by the Board of Directors, if any, or if none, the vice president having the greatest seniority) shall perform the duties of the chairman of the board and the president, and when so acting shall have the authority of and be subject to all the restri board and the president. Any vice president may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates representing shares of the corporation; and shall perform such other duties as from time to time may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

SECTION 9. Secretary

The secretary shall: 1) keep the minutes of the proceedings of its shareholders, Board of Directors and executive committee and other committees, if any; in one or more books provided for that purpose; 2) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; 3) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents and execution of which on behalf of the corpo uthorized; 4) file each written request by a shareholder that notices to him be mailed to some address other than this address as it appears on the record of shareholders; 5) sign with the chairman of the board or the president or a vice president certificates representing shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; 6) have general charge of the record of shareholders of the corporation; and 7) in general perform all duties incident to ch other duties as from time to time may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

SECTION 10. Treasurer

If required by the Board of Directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors shall determine. He shall: 1) have charge and custody of and be responsible for all funds and securities of the corporation, receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or othe cted in accordance with the provisions of these By-Laws; 2) have charge and custody of and be responsible for the keeping of correct and complete books and records of account of the corporation; sign with the chairman of the board, or the president or a vice president, certificates representing shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; and 3) in general perform all of the duties incident to the office of treasurer and such other duti e may be assigned to him by the chairman of the board (if he is the CEO) or by the president or by the Board of Directors.

SECTION 11. Assistant Secretaries and Assistant Treasurers

The assistant secretaries, when authorized by the Board of Directors, may sign with the chairman of the board or the president or a vice president, certificates representing shares of the corporation, the issuance of which shall have been authorized by a resolution of the Board of Directors. The assistant treasurers shall, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. Assistan asurers, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the chairman of the board (if he is the CEO) or the president or the Board of Directors. In the absence of the secretary or in the event of his death, inability or refusal to act, the assistant secretary (or in the event there be more than one assistant secretary, the assistant secretaries in the order of their appointment or as determined by the chairman of the board (if he is e Board of Directors), shall perform the duties and exercise the authority of the secretary. In the absence of the treasurer or in the event of his death, inability or refusal to act, the assistant treasurer, (or in the event there be more than one assistant treasurer, the assistant treasurers in the order of their appointment or as determined by the chairman of the board (if he is the CEO) or the president or the Board of Directors) shall perform the duties and exercise the authority of the treasurer .

SECTION 12. Auditor

The Auditor shall examine and verify the records of the Corporation and Corporation's subsidiaries and shall report to and be responsible to the Audit Committee of the Board of Directors.

SECTION 13. Compensation of Officers

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

SECTION 2. Certificates Representing Shares

The shares of the corporation shall be represented by certificates which shall be in such form as shall be determined by the Board of Directors. All such certificates shall be consecutively numbered or otherwise identified. Such certificates shall be signed by the chairman of the board or the president or a vice president and the secretary or an assistant secretary or the treasurer or an assistant treasurer, and may, but need not, be sealed with the seal of the corporation or a facsimile thereof. The the certificate may be facsimile if the certificate is countersigned by a transfer agent or an assistant transfer agent, or registered by a registrar other than the corporation itself or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of issue. Each certificate shall state upon corporation is formed under the laws of New York; 2) the name of the person or persons to whom issued; 3) the number and class of shares and the par value of each share represented by such certificate.

SECTION 3. Lost, Destroyed or Wrongfully Taken Certificates

The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation, alleged to have been lost, apparently destroyed or wrongfully taken upon the making of an affidavit of that fact by the person claiming the certificate to be lost, apparently destroyed or wrongfully taken. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition prec require the owner of such lost, apparently destroyed or wrongfully taken certificate or certificates, or his legal representative to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificates alleged to have been lost, apparently destroyed or wrongfully taken.

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

ARTICLE XI

Indemnification

To the fullest extent permitted by law, either directly or by the purchase of insurance or in part directly and in part by the purchase of insurance, the corporation shall indemnify each natural person, or if deceased, his personal representative made or threatened to be made a party to any action or proceeding civil or criminal, including an appeal therein against the reasonable expenses, attorneys' fees, judgments, fines and amounts paid in settlement if such person is made or threatened to be made that he or his testator or intestate is or was: 1) an officer, director or employee of the corporation or 2) an officer, director or employee of or served in any capacity in any other corporation, partnership, joint venture, trust or other enterprise, at the request of this corporation, provided that in the case of a person serving as an employee or in any capacity in any other corporation, that such person was at the time he was so designated to serve by this corporation, an employee of this corporation, o or a member of a committee or Board or a person having responsibilities under federal or state law, including but not limited to responsibilities under the Employee Retirement Income Security Act of 1974, who was appointed to such position or to such committee or Board by the Board of this corporation or by an officer of this corporation or who served in such position or on such committee or Board at the request or direction of the Board of this corporation or of an officer of this corporation or who assum request or direction of the Board of this corporation or of any officer of this corporation, provided only that such person acted in good faith for a purpose which he reasonably believed would be in the best interest of the corporation or in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to the best interests of the corporation, and in criminal proceedings had no reasonable cause to believe that his conduct was

The corporation's obligations under this Article shall be reduced by the amount of any insurance which is available to any such person whether such insurance is purchased by the corporation or otherwise. The right of indemnity created herein shall be personal to the officer, director, employee or other person and their respective legal representatives and in no case shall any insurance carrier be entitled to be subrogated to any rights created herein.

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

CHEMUNG FINANCIAL CORPORATION

LEGEND FOR BY-LAWS

DATE	ARTICLE	SECTION	DESCRIPTION

4/9/97	Article III	Section 3	Number of Directors changed from twenty to nineteen.

4/8/98	Article II	Sections 4 & 5	Change fifty (50) days to sixty (60) days.

12/8/98	Article III	Section 3	Number of Directors changed from nineteen to seventeen.
8/11/99	Article III	Section 3	Number of Directors changed from seventeen to sixteen.
10/13/99	Article III	Section 3	Number of Directors changed from sixteen to fifteen.
1/12/00	Article III	Section 2	Required ownership of 500 shares capital stock for non-employee directors.
6/14/00	Article IV	Section 12	New Section. Addition of Auditor.
		Section 13	Renumbered- previous Section 12.