Form 10-Q
period 2000-09-30
CHEMUNG FINANCIAL CORP
filed 2000-11-13
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13888

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-1237038
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

One Chemung Canal Plaza, Elmira, NY	14902
(Address of principal executive offices)	(Zip Code)

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000:

Common Stock, $.01 par value -- outstanding 4,040,650 shares

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Interest Rate Risk	11

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K	13

	All other items required by Part II are either inapplicable or would require an answer which is negative.

SIGNATURES		14

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2000	DECEMBER 31, 1999
	Unaudited
ASSETS
Cash and due from banks	$ 24,819,401	30,926,401
Interest bearing deposits with other financial institutions	1,533,271	1,146,495
Federal funds sold	10,500,000	0
Total cash and cash equivalents	36,852,672	32,072,896

Securities available for sale, at estimated fair value	220,325,447	227,383,641
Securities held to maturity, estimated fair value of $7,320,606 at September 30, 2000 and $8,606,703 at December 31, 1999	7,260,373	8,606,703

Loans, net of unearned income and deferred fees	389,239,972	359,963,407
Allowance for loan losses	(4,675,812)	(4,665,093)
Loans, net	384,564,160	355,298,314

Premises and equipment, net	13,552,098	12,121,667
Intangible assets, net of accumulated amortization	5,200,548	5,641,025
Other assets	11,656,020	12,119,128

Total assets	$679,411,318	653,243,374

LIABILITIES

Deposits:
Non-interest-bearing	$107,775,496	98,292,851
Interest bearing	426,343,454	383,480,838
Total deposits	534,118,950	481,773,689
Securities sold under agreements to repurchase	48,598,034	49,946,491
Federal Home Loan Bank advances	20,000,000	49,700,000
Other liabilities	6,535,921	6,511,311

Total liabilities	609,252,905	587,931,491

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
Authorized 10,000,000 shares, issued: 4,300,134 shares at September 30, 2000 and December 31, 1999	43,001	43,001
Capital surplus	21,989,009	21,941,629
Retained earnings	51,769,154	48,065,946
Treasury stock, at cost (259,484 shares at September 30, 2000; 256,054 shares at December 31, 1999)	(4,536,291)	(4,435,629)
Accumulated other comprehensive income (loss)	893,540	(303,064)

Total shareholders' equity	70,158,413	65,311,883

Total liabilities & shareholders' equity	$679,411,318	653,243,374

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
	Nine Months Ended		Three Months Ended
	September 30		September 30

INTEREST AND DIVIDEND INCOME	2000	1999	2000	1999

Loans	$24,622,333	$21,526,878	$ 8,567,695	$ 7,406,241
Securities	10,769,838	10,399,274	3,557,734	3,522,721
Federal funds sold	78,433	422,329	66,043	152,484
Interest bearing deposits	177,413	203,624	69,100	60,601

Total interest and dividend income	35,648,017	32,552,105	12,260,572	11,142,047

INTEREST EXPENSE

Deposits	13,162,653	11,185,164	4,758,520	3,858,064
Securities sold under agreement to repurchase and funds borrowed	3,164,474	2,661,829	992,957	889,754

Total interest expense	16,327,127	13,846,993	5,751,477	4,747,818

Net interest income	19,320,890	18,705,112	6,509,095	6,394,229
Provision for loan losses	562,500	533,333	187,500	133,333

Net interest income after provision for loan losses	18,758,390	18,171,779	6,321,595	6,260,896

Net (losses) gains on sale of securities	(56,954)	150,453	(58,402)	18
Other operating income	7,394,597	6,686,550	2,566,402	2,382,862
Total other operating income	7,337,643	6,837,003	2,508,000	2,382,880

Other operating expenses	16,937,395	15,909,184	5,610,544	5,286,089

Income before income tax expense	9,158,638	9,099,598	3,219,051	3,357,687
Income tax expense	2,868,735	3,059,125	1,010,759	1,219,510

Net Income	$ 6,289,903	$ 6,040,473	$ 2,208,292	$ 2,138,177

Basic earnings per share	$1.54	$1.46	$0.54	$0.52

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30

CASH FLOWS FROM OPERATING ACTIVITIES:	2000	1999

Net income	$ 6,289,903	$ 6,040,473

Adjustments to reconcile net income to net cash
Provided by operating activities:
Amortization of intangible assets	440,477	440,477
Provision for loan losses	562,500	533,333
Depreciation and amortization	1,223,434	1,176,390
Amortization of premiums and accretion of discounts on securities, net	132,537	383,884
Net losses (gains) on sales of securities	56,954	(150,453)
Issuance of restricted stock units under Directors' Deferred Compensation Plan	122,681	107,187
Decrease (increase) in other assets	463,109	(2,592,983)
(Decrease) increase in other liabilities	(802,325)	3,036,818

Net cash provided by operating activities	8,489,270	8,975,126

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of and principal collected on securities available for sale	10,402,467	42,992,581
Proceeds from maturities of and principal collected on securities held to maturity	6,132,692	3,688,990
Proceeds from sales of securities available for sale	24,943,972	12,238,761
Purchases of securities available for sale	(26,485,381)	(61,710,179)
Purchases of securities held to maturity	(4,786,371)	(5,525,765)
Purchases of premises and equipment	(2,653,865)	(2,415,336)
Net increase in loans	(32,008,410)	(27,149,476)
Proceeds from sales of student loans	2,180,064	2,322,675

Net cash used in investing activities	(22,274,832)	(35,557,749)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits, NOW, savings and insured money market accounts	25,603,082	7,489,041
Net increase in certificates of deposit and individual retirement accounts	26,742,179	28,844,584
Net decrease in securities sold under agreements to repurchase	(1,348,457)	(1,398,970)
Net decrease in short term Federal Home Loan Bank advances	(29,700,000)	(4,000,000)
Purchase of treasury shares	(184,457)	(861,748)
Cash dividends paid	(2,547,009)	(2,171,537)

Net cash provided by financing activities	18,565,338	27,901,370

Net increase in cash and cash equivalents	4,779,776	1,318,747
Cash and cash equivalents at beginning of period	32,072,896	28,819,789

Cash and cash equivalents at end of period	$36,852,672	$30,138,536

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

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999, and results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999.

2. Basic Earnings Per Share

Basic earnings per share was computed by dividing net income by 4,095,778 and 4,140,441 weighted average shares outstanding for the nine month periods ended September 30, 2000 and 1999 and 4,095,877 and 4,129,332 weighted average shares outstanding for the three month periods ended September 30, 2000 and 1999, respectively. Issuable shares (such as those related to directors restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the three and nine month periods ended September 30, 2000 and 1999.

3. Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities,". This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The Statement requires companies to recognize all derivatives as either assets or liabilities, including certain derivative instruments embedded in other contracts with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument, depends on the intended use of the derivatives and the type of risk being hedged. This Statement, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption, however is permitted. Although management has not completed their analysis of the impact of SFAS No. 133 on the consolidated financial statements, based on their preliminary analysis, SFAS No. 133 is not expected to have a material impact.

In September 2000, the FASB issues SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces identically titled SFAS No. 125 and carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. This statement is not expected to have a material impact on the consolidated financial statements of the Company.

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

Comprehensive income for the three and nine month periods ended September 30, 2000 was $3,860,089 and $7,486,507, respectively. Comprehensive income for the three and nine month periods ended September 30, 1999 was $1,026,869 and $1,706,838, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Income (Loss)	Nine Months Ended September 30		Three Months Ended September 30
	2000	1999	2000	1999
Unrealized holding gains (losses) net of tax (pre-tax amounts of $1,935,393, ($7,065,058), $2,691,845 and ($1,850,313) for the respective periods indicated)	$1,162,397	$(4,243,274)	$1,616,722	$(1,111,298)

Less: Reclassification adjustment for losses (gains) realized in net income (pre-tax amount of $56,954, ($150,453), $58,402 and ($18) for the respective periods indicated)	$ 34,207	$ (90,361)	$ 35,076	$ (10)

Total other comprehensive income (loss)	$ 1,196,604	$(4,333,635)	$1,651,798	$(1,111,308)

Item 2: Management's Discussion and Analysis of Financial
Condition And Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation during the three month and nine month periods ended September 30, 2000, with comparisons to the comparable period in 1999 as applicable. The condensed consolidated interim financial statements and related notes, as well as the 1999 Annual Report to Shareholders', should be read in conjunction with this review. Amounts in prior period condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period presentation.

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

Financial Holding Company Status

Passage of the Gramm-Leach-Bliley Act during the fourth quarter of 1999 permitted qualified bank holding companies to elect to become financial holding companies and to engage in expanded financial activities. During the second quarter of 2000, Chemung Financial Corporation exercised this election, and on June 22, 2000 received approval from the Federal Reserve Bank of New York. This provides the Company with the flexibility to offer a wider array of financial services, such as insurance products, mutual funds, and brokerage services. This will allow us to better serve the needs of our clients as well as provide an additional potential source of non-interest income.

Financial Condition

Total assets at September 30, 2000 were $679.4 million, an increase of $26.2 million or 4.0% since the beginning of the year. The most significant change has been an increase in earning assets of $31.8 million or 5.3%. This change is the result of a $29.3 million or 8.1% increase in our loan portfolio, and a $10.9 million increase in overnight investments, offset somewhat by an $8.4 million or 3.6% decrease in our securities portfolio.

The Available for Sale segment of the securities portfolio at September 30, 2000 totaled $220.3 million as compared to $227.4 million at the beginning of the year, a decrease of 3.1%. At amortized cost, decreases in Federal Agency Bonds ($20.4 million), U.S. Treasury Notes ($1.5 million) and Municipal Bonds ($2.4 million) were somewhat offset by increases in Mortgage Backed Securities ($13.0 million), Corporate Bonds ($1.8 million) and a $400 thousand equity investment in Statewide Zone Capital Corporation of New York, a corporation formed to promote economic activity through loan programs offered to businesses located within Economic Development Zones throughout New York State. The pre-tax valuation adjustment for net unrealized gains (losses) within the available for sale securities portfolio improved by $2.0 million from a net loss of $504 thousand at December 31, 1999 to a net gain of $1.5 million at September 30, 2000. Much of the above changes are reflective of the fact that during the third quarter, the Company sold approximately $25.0 million of lower yielding Agency bonds and replaced those investments with higher yielding Mortgage Backed Securities, Federal Agency and Corporate Bonds. The Held to Maturity segment of the portfolio, consisting primarily of Municipal Obligations, totaled $7.3 million as compared to $8.6 million at the end of 1999, a decrease of $1.3 million or 15.6%.

As noted above, total loans have increased $29.3 million or 8.1% since the beginning of the year. $18.9 million or 64.6% of this increase has occurred in business loans, which have grown 14.4% since the beginning of the year. Total consumer loans have increased by $9.0 million or 6.7%, the most significant factor being the growth in indirect auto loans. While mortgage activity has been somewhat slow, we have seen an increase of $1.3 million or 1.4% since year end 1999.

The growth in earning assets has been funded by a $52.3 million or 10.9% increase in deposits since year end. Demand deposits are up $9.5 million or 9.6%, while interest bearing deposits have increased $42.9 million or 11.2%. Since year end, public fund balances have grown by $26.9 million, with personal and non-personal balances increasing $25.4 million. The growth in deposits, as well as proceeds from maturities and paydowns in the bond portfolio, has not only funded the growth in earning assets experienced during the first nine months of this year, but has also enabled us to reduce overnight advances from the Federal Home Loan Bank by $29.7 million.

Results of Operations

Third Quarter of 2000 vs. 1999

Net income for the third quarter totaled $2.208 million, an increase of $70 thousand or 3.3% as compared to third quarter 1999 results. Earnings per share increased from $0.52 during the third quarter of 1999 to $0.54 in the third quarter of 2000. As noted under the discussion of financial condition, during the quarter the Company sold approximately $25.0 million of securities, realizing a pre-tax loss of $58 thousand. Excluding the after-tax impact of this transaction, all other net operating earnings were up $105 thousand or 4.9%. With proceeds from this sale re-invested at a yield approximately 205 basis points higher than the yield on the securities sold, this transaction will positively impact future earnings.

Net interest income after the provision for loan losses increased $61 thousand or 1.0%. Total interest and dividend income on earning assets was $12.261 million as compared to $11.142 million in the third quarter of 1999. This increase is attributable to both a $25.4 million increase in average earning assets and a 43 basis point increase in yield on those assets from 7.40% to 7.83%. The increase in average earning assets was generated by a $39.4 million increase in average loans, offset by a $6.1 million decrease in the average securities portfolio balances and a $7.9 million decrease in average overnight investment of excess funds. Total average funding liabilities have increased $26.8 million or 4.7% when compared to the third quarter of 1999. The interest expense associated with these liabilities totaled $5.751 million as compared to $4.748 million during the third quarter of 1999. The cost of funds, including the effect of non-interest bearing funding sources (such as demand deposits), increased 53 basis points from 3.30% to 3.83%. Net interest margin, which is net interest income divided by average earning assets, was 4.16% during the third quarter of 2000 compared to 4.25% during the third quarter of 1999.

Non-interest income, excluding securities gains, increased $184 thousand or 7.7%. Income from our trust and investment services division, the largest component of non-interest income, is up $42 thousand or 3.5%. Other significant increases were realized in credit card merchant earnings (+$61 thousand), service charges (+$93 thousand) and checkcard interchange income (+$28 thousand). Income from our equity investment in Cephas Capital Partners LLP was $41 thousand lower than a year ago due to the fact that in 1999 this partnership realized a $161 thousand gain on an equity holding, our portion of that gain being approximately $40 thousand.

Operating expenses have increased $324 thousand or 6.1%. Significant items influencing this include increases in salaries and benefits (+$122 thousand), credit card processing fees (+$60 thousand) and equipment service costs (+$64 thousand).

While pre-tax earnings were down $139 thousand, the Company's income tax expense was approximately $209 thousand lower than the third quarter of 1999. The reasons for this tax reduction include a significantly higher level of tax exempt loans in 2000 compared to 1999 as well as a N.Y.S. tax credit related to our $400 thousand investment in the Statewide Zone Capital Corporation of New York. Additionally, during the third quarter of 1999 we recognized $87 thousand in additional tax expense related to the impact of phased in New York State tax rate reductions on deferred tax assets and liabilities.

Year to date 2000 vs. 1999

Net income for the nine month period ended September 30, 2000 was $6.290 million, a 4.1% increase as compared to September 30, 1999 results. Earnings per share increased 5.5%, from $1.46 to $1.54 on 44,663 fewer average shares outstanding. Pre-tax gains on the sale of securities in 1999 totaled $150 thousand as compared to a loss of $57 thousand in 2000. Excluding the after-tax impact of these gains and losses, all other net operating earnings were up approximately 6.3%. Year to date comparative results have been impacted by higher volumes of average earning assets offset to some extent by lower interest margins, as well as increased non-interest income and operating expenses.

Net interest income after the provision for loan losses is up $587 thousand or 3.2% as compared to the first nine months of 1999. Total interest and dividend income on earning assets was $35.648 million as compared to $32.552 million a year earlier. On average, total earning assets increased by $28.5 million or 4.9%, and the yield on these assets was up 32 basis points from 7.40% to 7.72%. The increase in average earning assets was primarily due to a $38.9 million or 11.3% increase in average loans outstanding. Additionally, investment securities were up $902 thousand on average, while overnight investment of excess funds declined $11.2 million. Interest expense for the nine month period ended September 30, 2000 totaled $16.327 million as compared to $13.847 million a year ago. This increase is reflective of both a $27.6 million or 4.9% increase in average funding liabilities, as well as a 40 basis point increase in the cost of funds, from 3.28% to 3.68%. The above yields and costs have resulted in a 7 basis point decline in net interest margin, from 4.25% to 4.18%.

Non-interest income, excluding securities gains and losses, has increased $708 thousand or 10.6% to $7.395 million. Income from our trust and investment services division is up $267 thousand or 7.7% to $3.758 million. We have seen other significant increases in credit card merchant earnings (+$164 thousand), service charges (+$168 thousand) and checkcard interchange income (+$98 thousand).

Operating expenses year to date have increased $1.028 million or 6.5%. Salaries and benefits, the largest operating expense item, has increased $259 thousand to $8.071 million. Other expense items which have significantly impacted this increase include advertising (+$82 thousand), Federal Reserve charges (+$85 thousand), credit card processing costs (+$129 thousand) and equipment service (+ $117 thousand).

While income before taxes has grown $59 thousand or 0.6%, the income tax expense is $190 thousand lower than a year ago for reasons noted earlier in this discussion.

Liquidity and Capital Resources

During the first nine months of 2000, cash and cash equivalents increased by $4.8 million as compared to an increase of $1.3 million during the first nine months of 1999. In addition to cash provided by operating activities, other primary sources of cash in 2000 included an increase in deposits ($52.3 million), proceeds from maturities, sales and principal payments on securities ($41.5 million), and proceeds from the sale of student loans ($2.2 million). In addition to cash provided by operating activities, the primary cash flow sources in 1999 included an increase in deposits ($36.3 million), proceeds from maturities, sales and principal payments on securities ($58.9 million), and the sale of student loans ($2.3 million).

Cash generated in both years has been used primarily to fund growth in earning assets as well as reduce Federal Home Loan Bank advances. During the first nine months of 2000, the purchase of securities and the funding of loans, net of repayments, totaled $31.3 million and $32.0 million, respectively. Also, during the first nine months of 2000 Federal Home Loan Bank advances were reduced by $29.7 million. Other significant uses of cash during the first nine months of 2000 included the payment of cash dividends ($2.5 million) and investment in premises and equipment ($2.7 million). During the first nine months of 1999, the purchase of securities and funding of loans, net of repayments, totaled $67.2 million and $27.1 million, respectively. Also, during the first nine months of 1999 Federal Home Loan Bank advances were reduced by $4.0 million. In addition to the above, the Company paid $2.2 million in cash dividends and invested $2.4 million in premises and equipment during the first nine months of 1999.

During the first nine months of 2000, the Company acquired 8,232 treasury shares at an average price of $22.41 per share, and issued from treasury 4,802 shares to fund a distribution related to our directors' deferred compensation plan. During the third quarter, the Company declared a cash dividend of $0.22 per share, a 15.8% increase when compared to the $0.19 per share dividend declared during the third quarter of 1999. Cash dividends declared year to date total $0.64 per share as compared to $0.55 per share last year, an increase of 16.4%.

As of September 30, 2000, the Company's consolidated leverage ratio was 9.60%. Tier I and Total Risk Adjusted Capital ratios were 15.23% and 16.34%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Non Performing Loans and Allowance For Loan Losses

Based upon loans outstanding, past experience, as well as an ongoing review of the risk inherent in our loan portfolio, the amount expensed to the loan loss provision for the first nine months of 2000 totaled $563 thousand as compared to $533 thousand expensed during the first nine months of 1999. At 1.20% of total loans at September 30, 2000, the allowance for loan losses is viewed by management as reasonable and adequate relative to the inherent risk of loss in the loan portfolio. The allowance for loan losses to total loans at December 31, 1999 was 1.30%. Non-performing loans on September 30, 2000 constituted 0.39% of total loans as compared to 1.35% on September 30, 1999 and 0.39% on December 31, 1999. The reduction of non-performing loans from September 30, 1999 to September 30, 2000 relates primarily to one real estate secured commercial loan which was paid in full during the fourth quarter of 1999.

The provision for loan losses in both the year to date and quarter to date periods of 2000 are relatively consistent with 1999. This is primarily due to the continued growth in the loan portfolio and the changing mix of the portfolio, with an increasing percentage of the overall loan portfolio in commercial related loans and consumer loans. These categories of loans generally have more inherent credit risk than residential 1-4 family loans.

Changes in the allowance for loan losses for the nine month periods ended September 30, 2000 and 1999, are as follows (in thousands of dollars):
	Nine Months Ended
	September 30,
	2000	1999
Balance at beginning of period	$ 4,665	$ 4,509
Charge-offs:
Commercial, financial and agricultural	13	23
Commercial mortgages	0	0
Residential mortgages	18	20
Consumer loans	630	444
Total	661	487
Recoveries:
Commercial, financial and agricultural	20	35
Commercial mortgages	0	0
Residential mortgages	0	0
Consumer loans	89	94
Total	109	129
Net charge-offs	(552)	(358)
Provisions charged to operations	563	533
Balance at end of period	$ 4,676	$ 4,684

At September 30, 2000 and December 31, 1999, the following table summarizes the Company's non-accrual, past due and troubled debt restructured loans (in thousands):
	September 30, 2000	December 31, 1999

Non-accrual loans	$ 848	$ 640

Accruing loans past due 90 days or more	251	281

Troubled debt restructurings	414	483

Total non-performing loans	$1,513	$1,404

At September 30, 2000, the Company has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At September 30, 2000, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Company has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

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

The Bank's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the chief executive officer, executive vice presidents, senior lending officer, senior marketing officer, chief financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of September 30, 2000 the exposure to changing interest rates is within the guidelines established by the ALCO.

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

Additionally, the ALCO monitors the expected fluctuation of the Company's market value of equity with changes to interest rates. Appropriate risk limits have been established to protect shareholders in the event of adverse changes to interest rates, and as of September 30, 2000 exposure to changing interest rates is within the risk limits established.

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

EXHIBIT A

(3.2)	Bylaws of the Registrant, as amended to June 14, 2000 are incorporated herein by reference to Exhibit A of the registrant's Form 10-Q for the quarter ended June 30, 2000, File No. 0-13888.

(27)	Financial Data Schedule (EDGAR version only).

(b)	Reports on Form 8-K

During the quarter ended September 30, 2000, no reports on Form 8-K or amendments to any previously filed Form 8-K were filed by the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATE:	November 10, 2000	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	November 10, 2000	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO