Form 10-K
period 2000-12-31
CHEMUNG FINANCIAL CORP
filed 2001-03-26
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR
____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________ to _____________

Commission File Number 0-13888

CHEMUNG FINANCIAL CORPORATION (Exact name of registrant as specified in its charter)

NEW YORK (State or other jursidiction of incorporation or organization)	16-123703-8 (I.R.S. Employer Identification Number)

One Chemung Canal Plaza, P.O. Box 1522 Elmira, New York (Address of principal executive offices)	14902 (Zip Code)

Registrant's telephone number, including area code: (607) 737-3711

Securities registered pursuant to Section 12(b) of the Act:	None
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

The aggregate market value of Common Stock held by non-affiliates on February 28, 2001 was $43,674,041

As of February 28, 2001 there were 4,029,665 shares of Common Stock, $0.01 par value outstanding.

(THIS PAGE INTENTIONALLY LEFT BLANK)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on May 10, 2001 are incorporated by reference into Parts III and IV.

(THIS PAGE INTENTIONALLY LEFT BLANK)

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

Passage of the Gramm-Leach-Bliley Act during the fourth quarter of 1999 permitted qualified bank holding companies to elect to become financial holding companies and to engage in expanded financial activities. During the second quarter of 2000, Chemung Financial Corporation exercised this election, and on June 22, 2000 received approval from the Federal Reserve Bank of New York. This provides the Corporation with the flexibility to offer a wider array of financial services, such as insurance products, mutual funds, and brokerage services. This will allow us to better serve the needs of our clients as well as provide an additional source of fee based income. To that end, the Corporation has established a financial services subsidiary, CFS Group, Inc., to be available to provide additional financial services. CFS Group, Inc. has not yet begun operations and the scope of services to be provided is currently under review. As such, Chemung Financial Corporation now operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company (the "Bank"), a full-service community bank with full trust powers, and CFS Group, Inc., a financial services subsidiary.

The Corporation is subject to applicable federal laws relating to bank holding companies as well as federal securities laws, State Corporation Law and State Banking Law.

(b) Financial information about industry segments

The Corporation and the Bank are engaged only in banking and bank-related businesses. During 2000, the Corporation established a financial services subsidiary, CFS Group, Inc., to be available to provide additional financial services. CFS Group, Inc. has not yet begun operations and the scope of services to be offered is currently under review. Exhibits I through VI included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, set forth financial information with respect to the Corporation's financial position and results of operations. Management's Discussion and Analysis of Financial Condition and Results of Operations, including Exhibits I through VI, is incorporated herein by reference.

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

There have been no material changes in the manner of doing business by the Corporation or the Bank during the fiscal year ended December 31, 2000.

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

Research and Development

Expenditures for research and development were immaterial for the years 2000, 1999, and 1998.

Employees

As of December 31, 2000, the Bank employed 308 persons on a full-time equivalent basis.

(d) Financial information about foreign and domestic operations and export sales

Neither the Corporation nor the Bank relies on foreign sources of funds or income.

(e) Statistical disclosure by bank holding companies

The following disclosures present summarized statistical data covering the Corporation and the Bank.

(THIS PAGE INTENTIONALLY LEFT BLANK)

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
		2000			1999			1998
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:	(Dollars in thousands)
Loans	$382,788	33,160	8.66%	346,550	29,446	8.50%	311,679	27,865	8.94%
Taxable securities	201,631	13,087	6.49	204,635	12,718	6.21	173,306	11,188	6.46
Tax-exempt securities	28,359	1,298	4.58	28,094	1,275	4.54	31,118	1,434	4.61
Federal funds sold	2,839	184	6.48	9,870	484	4.90	10,882	590	5.42
Interest-bearing deposits	1,755	249	14.19	2,412	254	10.52	4,186	328	7.83

Total earning assets	617,372	47,978	7.77%	591,561	44,177	7.47%	531,171	41,405	7.80%

Non-earning assets:
Cash and due from banks	24,070			24,868			25,184
Premises and equipment, net	13,040			10,689			10,154
Other assets	12,252			9,264			7,188
Allowance for loan losses	(4,708)			(4,620)			(4,323)
Intangibles and AFS valuation allowance	4,996			10,507			14,625
Total	$667,022			642,269			583,999

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Demand deposits	40,939	518	1.27%	41,596	525	1.26%	43,456	611	1.41%
Savings and insured money market deposits	141,000	4,367	3.10	151,262	4,342	2.87	143,065	4,284	3.00
Time deposits	227,465	13,010	5.72	202,239	10,230	5.06	190,684	10,351	5.43
Federal Home Loan Bank advances and securities sold under agreements to repurchase	77,459	4,160	5.37	73,946	3,631	4.91	45,258	2,420	5.35

Total interest-bearing liabilities	486,863	22,055	4.53%	469,043	18,728	3.99%	422,463	17,666	4.18%

Non-interest-bearing liabilities:
Demand deposits	105,795			99,035			89,957
Other liabilities	6,308			7,892			7,601
Total liabilities	598,966			575,970			520,021
Shareholders' equity	68,056			66,299			63,978
Total	$667,022			642,269			583,999

Net interest income		$25,923			25,449			23,739

Net interest rate spread			3.24%			3.48%			3.62%

Net interest margin			4.20%			4.30%			4.47%

For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	2000 Compared to 1999			1999 Compared to 1998
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$3,147	567	3,714	3,004	(1,422)	1,582
Taxable securities	(191)	560	369	1,974	(444)	1,530
Tax-exempt securities	12	11	23	(138)	(21)	(159)
Federal funds sold	(422)	122	(300)	(52)	(54)	(106)
Interest-bearing deposits	(80)	75	(5)	(165)	91	(74)
Total earning assets	$2,466	1,335	3,801	4,623	(1,850)	2,773

Interest paid on:
Demand deposits	(7)	0	(7)	(25)	(61)	(86)
Savings and insured money market deposits	(308)	333	25	236	(178)	58
Time deposits	1,359	1,421	2,780	607	(728)	(121)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	178	351	529	1,424	(213)	1,211
Total interest-bearing liabilities	$1,222	2,105	3,327	2,242	(1,180)	1,062

Net interest income	$1,244	(770)	474	2,381	(670)	1,711
  The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):

	December 31,
	2000	1999	1998
U.S. Treasury and other U.S. Government agencies	$ 90,669	108,038	101,528
Mortgage-backed securities	87,129	73,747	89,593
State and political subdivisions	25,054	29,290	28,036
Corporate bonds and notes	12,229	10,180	9,762
Corporate stocks	14,192	14,735	13,036
Total	$229,273	235,990	241,955

Included in the above table are $222,707, $227,384 and $235,294 (in thousands of dollars) of securities available for sale at December 31, 2000, 1999 and 1998, respectively.

The following table sets forth the maturities of debt securities at December 31, 2000 and the weighted average yields of such securities (all securities are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (in thousands of dollars):
	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasuries	$10,985	5.27%	$ 3,029	5.68%
U.S. Government agencies	1,998	5.71	44,549	6.47
Mortgage-backed securities	-	-	67,369	6.59
State and political subdivisions	3,962	6.91	6,924	6.91
Corporate bonds and notes	-	-	2,490	6.25
Total	$16,945	5.71%	$124,361	6.54%

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasuries	-	-%	-	-%
U.S. Government agencies	$28,827	6.81	$ 1,282	8.94
Mortgage-backed securities	8,453	6.49	11,307	6.85
State and political subdivisions	12,466	6.93	1,702	7.36
Corporate bonds and notes	2,599	6.38	7,139	8.27
Total	$52,345	6.77%	$21,430	7.68%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years (in thousands of dollars):

	December 31,
	2000	1999	1998	1997	1996
Commercial, financial and agricultural	$158,448	135,305	113,865	102,816	92,557
Residential mortgages	92,627	90,318	89,544	79,753	78,400
Consumer loans	143,743	134,616	126,097	114,593	113,004
Total	$394,818	360,239	329,506	297,162	283,961

The following table shows the maturity of loans (excluding residential mortgages and consumer loans) outstanding as of December 31, 2000. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates (in thousands of dollars):
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$47,481	$28,478	$82,489	$158,448

Loans maturing after one year with:
Fixed interest rates		21,906	22,136
Variable interest rates		6,572	60,353
Total		$28,478	$82,489

Non-accrual and Past Due Loans

The following table summarizes the Corporation's non-accrual and past due loans (in thousands of dollars):

	December 31,
	2000	1999	1998	1997	1996

Non-accrual loans (1)	$1,078	640	4,458	930	1,494
Accruing loans past due 90 days or more	$ 224	281	395	688	226

Information with respect to non-accrual loans at December 31, 2000, 1999 and 1998 is as follows (in thousands of dollars):
	December 31,
	2000	1999	1998
Non-accrual loans	$1,078	$640	4,458

Interest income that would have been recorded under original terms	118	78	545

Interest income recorded during the period	89	61	271

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

Potential Problem Loans

At December 31, 2000, the Corporation has no commercial loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. Any such loans would be subject to constant management attention and their classification would be reviewed by the Board of Directors at least quarterly.

Loan Concentrations

At December 31, 2000, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Other Earning Assets

At December 31, 2000, the Corporation has no earning assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

Summary of Loan Loss Experience

This table summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2000 (in thousands of dollars):
	Years Ended December 31,
	2000	1999	1998	1997	1996
Allowance for loans losses at beginning of year	$4,665	4,509	4,145	3,975	3,900
Charge-offs:
Commercial, financial and agricultural	65	38	13	77	195
Real estate mortgages	4	12	16	53	1
Consumer loans	770	624	552	640	538
Home equity	14	16	13	-	20
Total	853	690	594	770	754
Recoveries:
Commercial, financial and agricultural	29	43	35	14	16
Consumer loans	117	130	123	76	71
Total	146	173	158	90	87
Net charge-offs	707	517	436	680	667
Provision charged to operations (1)	750	673	800	850	742
Allowance for loan losses at end of year	$4,708	4,665	4,509	4,145	3,975
Ratio of net charge-offs during year to average loans outstanding (2)	.18%	.15%	. 14%	.23%	.24%

(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, growth in the loan portfolio and management's estimation of probable losses. The risk elements in the various portfolio categories are not considered to be any greater in 2000 than in prior years. The net charge-offs to total loans have averaged 0.19% over the last five years and the highest percentage in any of those years was 0.24%.

(2) Daily balances were used to compute average outstanding loan balances.

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans. The unallocated portion of the allowance represents risk elements in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated allowance include historical loan loss history, current economic conditions, and loan growth. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2000:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans
Balance at end of period applicable to:	2000	%	1999	%	1998	%	1997	%	1996	%

Commercial, financial and agricultural	$1,697	29.2	1,227	25.4	2,081	24.0	1,402	22.5	1,472	20.8
Commercial mortgages	522	11.0	334	12.2	21	12.0	132	14.0	249	14.8
Residential mortgages	152	23.4	185	25.0	88	25.7	31	24.8	21	24.4
Consumer loans	1,536	36.4	1,416	37.4	1,007	38.3	823	38.7	503	40.0
	3,907	100.0	3,162	100.0	3,197	100.0	2,388	100.0	2,245	100.0
Unallocated	801	N/A	1,503	N/A	1,312	N/A	1,757	N/A	1,730	N/A
Total	$4,708	100.0	4,665	100.0	4,509	100.0	4,145	100.0	3,975	100.0

The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2000		1999		1998
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$105,795	- %	99,035	- %	89,957	- %
Interest-bearing demand deposits	40,939	1.27	41,596	1.26	43,456	1.41
Savings and insured money market deposits	141,000	3.10	151,262	2.87	143,065	3.00
Time deposits	227,465	5.72	202,239	5.06	190,684	5.43
	$515,199		494,132		467,162

Scheduled maturities of time deposits at December 31, 2000 are summarized as follows (in thousands of dollars):
2001	$154,848
2002	50,257
2003	11,672
2004	4,201
2005	5,781
2006 and thereafter	104
$226,863

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2000 are summarized as follows (in thousands of dollars):
3 months or less	$49,671
Over 3 through 6 months	1,398
Over 6 through 12 months	7,287
Over 12 months	6,727
$65,083

There were no other time deposits of $100,000 or more.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:
Year Ended December 31,
	2000	1999	1998
Return on average assets	1.31%	1.31%	1.25%
Return on average equity	12.86	12.66	11.41
Return on beginning equity	13.41	12.70	11.84
Dividend payout ratio	39.67	36.90	37.56
Average equity to average assets ratio	10.20	10.32	10.96
Year-end equity to year-end assets ratio	10.99	10.00	10.66

Short-Term Borrowings

For each of the three years in the period ended December 31, 2000, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

ITEM 2. PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office, thirteen (13) branch locations situated in a four-county area, owned office space adjacent to the Bank's main office, and seven (7) off-site automated teller facilities (ATMs), three (3) of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 62,000 square feet of space entirely occupied by the Bank. The combined square footage of the thirteen (13) branch banking facilities totals approximately 69,047 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased. The leased automated teller facility spaces total approximately 150 square feet.

The Bank holds one (1) of its branch facilities (Bath Office) three (3) automated teller facilities (Elmira/Corning Regional Airport, Elmira College and WalMart Store) and an office facility in Binghamton for Trust and Investment business activity under lease arrangements; and owns the rest of its offices including the main office and the adjacent office building.

The Corporation holds no real estate in its own name.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiaries are a party to any material pending legal proceeding required to be disclosed under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
 MATTERS

The Corporation's stock is traded in the over-the-counter market. Incorporated herein by reference to portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management. Also incorporated herein by reference to a part of the Corporation's 2000 Annual Report are the dividends paid by the Corporation for each quarter of the last three (3) years. The number of shareholders of record on February 28, 2001 was 751.

ITEM 6. SELECTED FINANCIAL DATA

The Financial Data Exhibits included in Management's Discussion and Analysis of Financial Condition and Results of Operations and presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by item 305 of Regulation S-K is included in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000 and is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report and consolidated financial statements as presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein by reference to Exhibit D of Exhibit Listing 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
INANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
THE REGISTRANT

The information set forth under the captions "Nominees For Election of Directors" and "Executive Officers" and the Section 16(a) disclosure set forth under the caption "Security Ownership of Management", as presented in the registrant's Proxy Statement, dated April 6, 2001, relating to the Annual Meeting of Shareholders to be held on May 10, 2001, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Directors Compensation"; "Directors' Personnel Committee Report on Executive Compensation"; "Comparative Return Performance Graph"; "Executive Compensation"; "Pension Plan"; "Profit-Sharing, Savings and Investment Plan"; "Employment Contracts"; and "Other Compensation Agreements", presented in the registrant's Proxy Statement, dated April 6, 2001, relating to the Annual Meeting of Shareholders to be held on May 10, 2001, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", presented in the registrant's Proxy Statement, dated April 6, 2001, relating to the Annual Meeting of Shareholders to be held on May 10, 2001, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions", presented in the registrant's Proxy Statement, dated April 6, 2001, relating to the Annual Meeting of Shareholders to be held on May 10, 2001, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements and Independent Auditors' Report

The following consolidated financial statements and Independent Auditors' Report of Chemung Financial Corporation and subsidiaries, included in the Annual Report of the registrant to its shareholders as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000 are incorporated by reference in Item 8:
-	Independent Auditors' Report
-	Consolidated Balance Sheets - December 31, 2000 and 1999
-	Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998
-	Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2000, 1999 and 1998
-	Consolidated Statements of Cash Flows-Years ended December 31, 2000, 1999 and 1998
-	Notes to Consolidated Financial Statements - December 31, 2000, 1999 and 1998

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

(3.2)	Bylaws of the Registrant, as amended December 13, 2000.	EXHIBIT E

Exhibit (13)	Annual Report to Shareholders for the year ended December 31, 2000.
	Table of Quarterly Market Price Ranges.	EXHIBIT A
	Table of Dividends Paid.	EXHIBIT B
	Management's Discussion and Analysis of Financial Condition and Results of Operations including Financial Data Exhibits. Quantitative and Qualitative disclosures about Market Risk	EXHIBIT C
	Consolidated Financial Statements and Independent Auditors' Report.	EXHIBIT D
Exhibit (21)	Subsidiaries of the registrant.	EXHIBIT F
Exhibit (22)	Registrant's Notice of Annual Meeting, Proxy Statement dated April 6,2001, and Proxy Form	EXHIBIT G

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended December 31, 2000.

(c) Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules

None

ANNUAL REPORT ON FORM 10-K

ITEM 14(c)
CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2000

CHEMUNG FINANCIAL CORPORATION
ELMIRA, NEW YORK
____________________________________
EXHIBIT LISTING		EXHIBIT

EXHIBIT 13		Annual Report To Shareholders For The Year Ended December 31, 2000

	A	Table of Quarterly Market Price Ranges

	B	Table of Dividends Paid

	C	Management's Discussion and Analysis of Financial Condition and Results of Operations including Financial Data Exhibits, and the Quantitative and Qualitative Disclosures about Market Risk

	D	Consolidated Financial Statements and Independent Auditors' Report

	E	Bylaws of the Registrant, as amended to December 13, 2000

EXHIBIT 21	F	Subsidiaries of the Registrant

EXHIBIT 22	G	Notice of Annual Meeting, Proxy Statement dated April 6, 2001, and Proxy Form

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 14, 2001	By /s/ Jan P. Updegraff
Jan P. Updegraff President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
Robert E. Agan	Director
/s/ David J. Dalrymple David J. Dalrymple	Director	March 14, 2001
/s/ Robert H. Dalrymple Robert H. Dalrymple	Director	March 14, 2001
/s/ Frederick Q. Falck Frederick Q. Falck	Director	March 14, 2001
/s/ Stephen M. Lounsberry Stephen M. Lounsberry	Director	March 14, 2001
/s/ Thomas K. Meier Thomas K. Meier	Director	March 14, 2001
/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 14, 2001
John F. Potter	Director
/s/ Charles M. Streeter Charles M. Streeter	Director	March 14, 2001
/s/ Richard W. Swan Richard W. Swan	Director	March 14, 2001
/s/ William A. Tryon William A. Tryon	Director	March 14, 2001
/s/ William C. Ughetta William C. Ughetta	Director	March 14, 2001
/s/ Nelson Moores van den Blink Nelson Mooers van den Blink	Director	March 14, 2001
/s/ Jan P. Updegraff Jan P. Updegraff	Director, President & Chief Executive Officer	March 14, 2001
Attest /s/ Jane H. Adamy Jane H. Adamy	Secretary	March 14, 2001