Form 10-Q
period 2001-03-31
CHEMUNG FINANCIAL CORP
filed 2001-05-11
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2001

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001:

Common Stock, $.01 par value -- outstanding 3,978,949 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	10

PART II.	OTHER INFORMATION

Item 5:	Other Information	11

Item 6:	Exhibits and Reports on Form 8-K	11

	All other items required by Part II are either inapplicable or would require an answer which is negative.

SIGNATURES		12

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2001	DECEMBER 31, 2000
	Unaudited
ASSETS
Cash and due from banks	$ 37,269,342	26,726,373
Interest-bearing deposits with other financial institutions	11,224,198	1,437,728
Federal funds sold	15,000,000	-
Total cash and cash equivalents	63,493,540	28,164,101

Securities available for sale, at estimated fair value	234,179,433	222,707,143
Securities held to maturity, estimated fair value of $6,482,871 at March 31, 2001 and $6,774,036 at December 31, 2000	6,186,749	6,565,869

Loans, net of unearned income and deferred fees and costs	407,962,986	394,571,609
Allowance for loan losses	(4,758,290)	(4,707,868)
Loans, net	403,204,696	389,863,741

Premises and equipment, net	13,784,139	13,597,641
Intangible assets, net of accumulated amortization	4,906,897	5,053,723
Other assets	10,589,911	10,284,605

Total assets	$736,345,365	676,236,823

LIABILITIES

Deposits:
Non-interest-bearing	$104,885,723	107,289,840
Interest-bearing	454,045,609	404,097,917
Total deposits	558,931,332	511,387,757
Securities sold under agreements to repurchase	58,638,190	49,406,826
Federal Home Loan Bank advances	25,000,000	33,400,000
Accrued interest payable	2,046,044	2,126,723
Dividends payable	875,369	886,729
Other liabilities	14,958,650	4,717,273

Total liabilities	660,449,585	601,925,308

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
Authorized 10,000,000 shares, issued: 4,300,134 shares at March 31, 2001 and December 31, 2000	43,001	43,001
Capital surplus	22,044,223	22,011,527
Retained earnings	54,389,270	53,347,621
Treasury stock, at cost (321,185 shares at March 31, 2001; 269,549 shares at December 31, 2000)	(5,843,965)	(4,735,401)
Accumulated other comprehensive income	5,263,251	3,644,767

Total shareholders' equity	75,895,780	74,311,515

Total liabilities & shareholders' equity	$736,345,365	676,236,823

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
	Three Months Ended
	March 31

INTEREST AND DIVIDEND INCOME	2001	2000

Loans	$ 8,489,993	$ 7,821,600
Securities	3,492,415	3,620,996
Federal funds sold	150,019	11,577
Interest-bearing deposits	69,170	50,776

Total interest and dividend income	12,201,597	11,504,949

INTEREST EXPENSE

Deposits	4,767,582	4,058,862
Borrowed funds	315,818	385,696
Securities sold under agreements to repurchase	713,817	661,907

Total interest expense	5,797,217	5,106,465

Net interest income	6,404,380	6,398,484
Provision for loan losses	187,500	187,500

Net interest income after provision for loan losses	6,216,880	6,210,984

Non-interest income:
Trust & investment services income	1,225,619	1,251,624
Service charges on deposit accounts	605,775	532,942
Credit card merchant earnings	269,088	214,706
Other	356,472	315,201
Total non-interest income	2,456,954	2,314,473

Other non-interest expenses:
Salaries & wages	2,253,060	2,157,585
Pension and other employee benefits	589,797	599,249
Net occupancy expenses	495,535	479,394
Furniture and equipment expenses	463,435	457,058
Other	2,087,522	1,977,805
Total non-interest expenses	5,889,349	5,671,091

Income before income tax expense	2,784,485	2,854,366
Income tax expense	867,468	896,238

Net income	$ 1,917,017	$ 1,958,128

Basic earnings per share	$0.47	$0.48

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31

CASH FLOWS FROM OPERATING ACTIVITIES:	2001	2000

Net income	$ 1,917,017	$ 1,958,128

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	146,826	146,826
Provision for loan losses	187,500	187,500
Depreciation and amortization	401,375	407,811
Amortization of premiums and accretion of discounts on securities, net	3,176	55,508
Restricted stock units for Directors' Deferred Compensation Plan	32,696	43,011
Increase in other assets	(1,333,716)	(797,510)
(Decrease) increase in other liabilities	(9,614)	504,361

Net cash provided by operating activities	1,345,260	2,505,635

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of and principal collected on securities available for sale	51,129,538	3,037,821
Proceeds from maturities of and principal collected on securities held to maturity	818,120	747,821
Purchases of securities available for sale	(49,787,797)	(400,000)
Purchases of securities held to maturity	(439,000)	(1,862,659)
Purchases of premises and equipment	(587,873)	(751,649)
Net increase in loans	(14,186,121)	(22,807,666)
Proceeds from sales of student loans	657,666	289,766

Net cash used in investing activities	(12,395,467)	(21,746,566)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	35,298,773	17,669,453
Net increase in certificates of deposit and individual retirement accounts	12,244,802	14,235,947
Net increase in securities sold under agreements to repurchase	9,231,364	95,454
Federal Home Loan Bank advances	-	13,200,000
Repayments of Federal Home Loan Bank advances	(8,400,000)	(29,700,000)
Purchase of treasury stock	(1,108,564)	(120,625)
Cash dividends paid	(886,729)	(849,257)

Net cash provided by financing activities	46,379,646	14,530,972

Net increase (decrease) in cash and cash equivalents	35,329,439	(4,709,959)
Cash and cash equivalents at beginning of period	28,164,101	32,072,896

Cash and cash equivalents at end of period	$ 63,493,540	$ 27,362,937

Supplemental disclosure of non-cash activity:
Purchase of securities available for sale pending settlement	$ 10,170,313	-

See accompanying notes to condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Chemung Financial Corporation (the Corporation), through its wholly owned subsidiaries, Chemung Canal Trust Company (the Bank) and CFS Group, Inc. (a financial services company expected to commence operations in the third quarter of 2001), provides a wide range of banking, financing, fiduciary and other financial services to its local market area. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

The data in the condensed consolidated balance sheet as of December 31, 2000 was derived from the Corporation's 2000 Annual Report to Shareholders. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 2000 Annual Report to Shareholders. Amounts in prior periods' condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2001 and December 31, 2000, and results of operations for the three-month periods ended March 31, 2001 and 2000 and cash flows for the three-month periods ended March 31, 2001 and 2000.

2. Basic Earnings Per Share

Basic earnings per share was computed by dividing net income by 4,070,994 and 4,096,568 weighted average shares outstanding for the three-month periods ended March 31, 2001 and 2000, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the three-month periods ended March 31, 2001 and 2000.

3. Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The Statement requires companies to recognize all derivatives as either assets or liabilities, including certain derivative instruments embedded in other contracts, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivatives and the type of risk being hedged. This Statement, as amended by SFAS Nos. 137 and 138, was effective for the Corporation as of January 1, 2001. Based on management's evaluation of SFAS No. 133, the adoption of this Statement did not have any impact on the Corporation's consolidated financial statements, as the Corporation did not have any derivative instruments, including derivative instruments embedded in other contracts, as of January 1, 2001, or at any time during the three month period ended March 31, 2001.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces identically titled SFAS No. 125 and carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The Statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements were effective for fiscal years ending after December 15, 2000. This Statement is not expected to have a material impact on the consolidated financial statements of the Corporation.

4. Other Comprehensive Income

Comprehensive income at the Corporation represents net income plus other comprehensive income or loss, which consists of the net change in unrealized holding gains or losses on securities available for sale, net of the related tax effect. Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale as of the consolidated balance sheet dates, net of the related tax effect.

Comprehensive income for the three-month periods ended March 31, 2001 and 2000 was $3,535,501 and $1,074,790, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Income (Loss)	Three Months Ended March 31
	2001	2000
Unrealized holding gains (losses), net of tax (pre-tax amounts of $2,680,053 and ($1,470,759) for the respective periods indicated)	$1,618,484	$(883,338)

Less: Reclassification adjustment for losses (gains) realized in net income	$ -	$ -

Total other comprehensive income (loss)	$1,618,484	$(883,338)

Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three month period ended March 31, 2001, with comparisons to the comparable period in 2000 as applicable. The condensed consolidated interim financial statements and related notes, as well as the 2000 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior periods' condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Forward-looking Statements

Statements included in this review and in future filings by Chemung Financial Corporation with the Securities and Exchange Commission, in Chemung Financial Corporation press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Chemung Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, could cause Chemung Financial Corporation's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Corporation disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets at March 31, 2001 were $736.3 million, an increase of $60.1 million or 8.9% since the beginning of the year. Of this growth, earning assets have increased $49.3 million or 7.9%. Included in total earning assets at March 31, 2001 is a $10.2 million mortgage-backed security investment with a settlement date of April 16, 2001. As we committed to this purchase on March 20, 2001, we have included this pending investment in our available for sale securities portfolio, offset by a corresponding liability (included in other liabilities) on the consolidated balance sheet. This purchase is being leveraged with $10 million in term repurchase agreements with the Federal Home Loan Bank. These advances were locked in on March 20, 2001, and are being held in an interest-bearing account at the Federal Home Loan Bank until the purchase settlement date. Additionally, the $10.5 million increase in cash and due from banks is primarily due to the receipt of local school district state aid checks deposited on the last business day of the quarter.

The Available for Sale segment of the securities portfolio totaled $234.2 million at March 31, 2001, compared to $222.7 million at the end of 2000, an increase of 5.2%. At amortized cost, decreases in U.S. Treasury Notes ($6.0 million), federal agency bonds ($1.2 million) and municipal bonds ($253 thousand), were offset by a $16.2 million increase in the mortgage-backed securities portfolio. The pre-tax valuation adjustment for net unrealized gains increased $2.6 million, reflective of the impact that lower rates have had on the market value of our available for sale bond portfolio. The Held to Maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $6.2 million as compared to $6.6 million at the end of 2000, a decrease of $379 thousand or 5.8%.

Total loans, net of unearned income and deferred fees and costs, have increased $13.4 million or 3.4% since the beginning of the year. We continue to see strong commercial loan demand as evidenced by a $17.4 million or 11.2% increase since the beginning of the year. Mortgages have decreased $150 thousand or 0.2% since year-end, however, we have seen some recent increased activity in residential mortgage lending for existing housing purchases and refinancings. Total consumer loans are $3.9 million or 2.7% lower than year-end totals primarily due to a significant slowdown in our retail auto financing business.

The growth in earning assets has been funded by a $47.5 million or 9.3% increase in deposits since year-end, as well as the previously mentioned repurchase agreements with the Federal Home Loan Bank to fund the pending mortgage-backed security purchase. While demand deposits have decreased $2.4 million or 2.2%, interest-bearing deposits have increased $49.9 million or 12.4%. Since year-end, public fund balances have grown by $38.0 million, with personal and non-personal balances increasing $9.5 million, primarily reflected in higher personal investment certificates, savings and insured money market account balances.

Results of Operations

Net income for the first quarter totaled $1.917 million, down $41 thousand or 2.1% as compared to first quarter 2000 results. This slight decline in earnings was primarily related to a decline in net interest margin, a situation that has impacted earnings at most banking organizations for many months. The impact of the lower margin was offset somewhat by strong commercial loan volume and increased levels of non-interest income.

Despite a $28.9 million or 4.8% increase in average earning assets, net interest income increased only $6 thousand. Total interest and dividend income on earning assets was $12.202 million as compared to $11.505 million a year earlier, an increase of $697 thousand or 6.1%. This increase is attributable to both the increase in average earning assets and a 16 basis point yield increase on those assets from 7.62% to 7.78%. The increase in average earning assets was generated by a $31.0 million increase in average loans and a $12.0 million increase in average short-term investments, offset by a $14.2 million decrease in the average securities portfolio. Total average funding liabilities have increased $25.7 million or 4.4% when compared to the first quarter of 2000. Interest expense totaled $5.797 million as compared to $5.106 million a year earlier, an increase of $691 thousand or 13.5%. Much of the growth in funding liabilities has been in time deposits (including IRA accounts) which have averaged $239.4 million during the first quarter of 2001 compared to $215.4 million for the quarter ended March 31, 2000. The average rate paid on those funds during the first quarter of this year was 5.92%, an increase of 57 basis points. Our total cost of funds, including the effect of non-interest-bearing funding sources (such as demand deposits), increased 34 basis points from 3.51% to 3.85%. The above yields and costs resulted in a net interest margin during the first quarter of 2001 of 4.08% as compared to 4.24% during the first quarter of 2000. Given the rate reductions we have seen throughout the first quarter, and continuing into the second quarter, and the impact on our balance sheet structure, we would expect to see this margin stabilize as the year progresses.

Non-interest income increased $142 thousand or 6.2%. Items impacting this increase include higher levels of service charges (+$73 thousand), credit card merchant earnings (+$54 thousand), checkcard interchange income (+$29 thousand) and cash management services (+$29 thousand). Trust and Investment Services income, the largest component of non-interest income at $1.226 million, decreased $26 thousand, reflective of the impact that lower equity market values are having on fee income.

Operating expenses have increased $218 thousand or 3.8%. Some of the significant factors influencing this include increases in credit card processing fees (+$102 thousand), salaries and benefits (+$86 thousand) and equipment service and data processing costs (+$77 thousand).

The $29 thousand decrease in income tax expense is the result of lower pre-tax income, as well as a slight decrease in the effective tax rate.

Liquidity and Capital Resources

During the first three months of 2001, cash and cash equivalents increased by $35.3 million as compared to a decrease of $4.7 million during the first quarter of 2000. In addition to cash provided by operating activities, other primary sources of cash in 2001 included proceeds from maturities, sales and principal payments on securities ($51.9 million), an increase in deposits ($47.5 million), and an increase in securities sold under agreements to repurchase ($9.2 million). During the first quarter of 2000, primary sources of cash included an increase in deposits ($31.9 million) and proceeds from maturities, sales and principal payments on securities ($3.8 million). The substantial increase in proceeds from securities transactions is due in large part to lower interest rates which resulted in $39.0 million of federal agency bonds being called during the first quarter of 2001.

Cash generated from the above activities has been used primarily to fund growth in earning assets as well as to reduce Federal Home Loan Bank advances. During the first quarter of 2001, the purchase of securities and the funding of loans, net of repayments, totaled $50.2 million and $14.2 million, respectively. Repayment of Federal Home Loan Bank advances, net of new advances totaled $8.4 million. Other significant uses of cash during the first quarter included the purchase of treasury shares ($1.1 million), payment of cash dividends ($887 thousand) and purchases of premises and equipment ($588 thousand). During the first quarter of 2000, purchases of securities and funding of loans, net of repayments, totaled $2.3 million and $22.8 million, respectively. Repayment of Federal Home Loan Bank advances, net of new advances totaled $16.5 million. Other significant uses of cash during the first quarter of 2000 included the payment of cash dividends ($849 thousand) and purchases of premises and equipment ($752 thousand).

As of March 31, 2001, the Company's consolidated leverage ratio was 9.63%. Tier I and Total Risk Adjusted Capital ratios were 14.82% and 15.89%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the three months ended March 31, 2001, the Corporation acquired 51,636 treasury shares at an average price of $21.47. A cash dividend of $0.22 per shares was declared during the quarter, an increase of 4.8% compared to the $0.21 per share dividend declared in the first quarter of 2000.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant.

Non Performing Loans and Allowance For Loan Losses

Based upon loans outstanding, past loss experience, as well as an ongoing review of the risk inherent in our loan portfolio, the amount expensed to the loan loss provision for the first three months of 2001 totaled $188 thousand, consistent with the amount expensed during the first quarter of last year. While net charge-offs are slightly lower than a year ago, an increasing percentage of the total portfolio is in commercial-related and consumer loans. These categories of loans generally have more inherent credit risk than residential 1-4 family loans. At 1.17% of total loans at March 31, 2001, the allowance for loan losses is viewed by management as reasonable and adequate relative to the inherent risk of loss in the loan portfolio. The allowance for loan losses to total loans at December 31, 2000 was 1.19%. Non-performing loans on March 31, 2001 constituted 0.42% of total loans as compared to 0.43% on December 31, 2000.

Transactions in the allowance for loan losses are as follows:
(in thousands of dollars)	Three Months Ended March 31
	2001	2000
Balance at beginning of period	$4,708	$4,665
Charge-offs:
Commercial, financial and agricultural	-	10
Commercial mortgages	-	-
Residential mortgages	-	4
Consumer loans	199	211
Total	199	225
Recoveries:
Commercial, financial and agricultural	18	14
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	43	24
Total	61	38
Net charge-offs	(138)	(187)
Provisions charged to operations	188	188
Balance at end of period	$4,758	$4,666

The following table summarizes the Corporation's non-performing loans (in thousands):
	March 31, 2001	December 31, 2000
Non-accrual loans	$1,156	$1,078
Troubled debt restructurings	402	405
Loans 90 days or more past due and still accruing interest	166	224
Total non-performing loans	$1,724	$1,707

At March 31, 2001, the Corporation has no commercial or commercial mortgage loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At March 31, 2001, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

Interest Rate Risk

The Corporation realizes a major source of income by acting as intermediary between borrowers and savers. The differential or spread between interest earned on earning assets, primarily loans and investments, and the interest paid to depositors and on other interest-bearing liabilities is affected by changes to market interest rates. Additionally, because of assumptions made relative to the Corporation's loan and investment portfolios and to its deposit base, changes in interest rates can materially affect the projected maturities of these balance sheet classes and thus alter the Corporation's sensitivity to future changes in interest rates.

The Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of March 31, 2001 the exposure to changing interest rates is within the guidelines established by the ALCO.

The Corporation uses an industry standard earnings simulation model as its primary method to identify and manage its interest rate risk profile. The model is based on projected cash flows using historical data for all financial instruments. Also incorporated into the model are assumptions of deposit rates and balances in relation to changes in interest rates. These assumptions are based on internal historical data. The ALCO recognizes that the assumptions made are inherently uncertain.

Additionally, the ALCO monitors the expected fluctuation of the Corporation's market value of equity with changes to interest rates. Appropriate risk limits have been established in the event of adverse changes to interest rates, and as of March 31, 2001 exposure to changing interest rates is within the risk limits established.

There have been no material changes in the Corporation's interest rate risk position since December 31, 2000. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Corporation's business activities.

PART II.	OTHER INFORMATION

Item 5.	Other Information

(a)

On May 9, 2001, the Corporation announced that its Board of
Directors authorized the repurchase of up to 400,000
shares, or approximately 10% of its outstanding common
shares, principally through open market transactions from
time to time as market conditions warrant.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Applicable Exhibits

(3.1)	None

(3.2)	None

(b)	Reports on Form 8-K

During the quarter ended March 31, 2001, no reports on Form 8-K or amendments to any previously filed Form 8-K were filed by the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	May 11, 2001	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	May 11, 2001	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO