Form 10-Q
period 2001-06-30
CHEMUNG FINANCIAL CORP
filed 2001-08-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2001

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001:

Common Stock, $.01 par value -- outstanding 3,996,209 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	13

Item 4:	Submission of matters to a vote of Chemung Financial Corporation Shareholders	15

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K	16

	All other items required by Part II are either inapplicable or would require an answer which is negative.

SIGNATURES		17

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2001 Unaudited	DECEMBER 31, 2000
ASSETS
Cash and due from banks	$ 24,403,843	26,726,373
Interest-bearing deposits with other financial institutions	1,275,810	1,437,728
Total cash and cash equivalents	25,679,653	28,164,101

Securities available for sale, at estimated fair value	251,956,381	222,707,143
Securities held to maturity, estimated fair value of $5,299,962 at June 30, 2001 and $6,774,036 at December 31, 2000	5,132,221	6,565,869

Loans, net of unearned income and deferred fees and costs	421,186,977	394,571,609
Allowance for loan losses	(4,772,581)	(4,707,868)
Loans, net	416,414,396	389,863,741

Premises and equipment, net	14,134,468	13,597,641
Goodwill and intangible assets, net of accumulated amortization	4,760,071	5,053,723
Other assets	11,481,600	10,284,605

Total assets	$729,558,790	676,236,823

LIABILITIES

Deposits:
Non-interest-bearing	$ 99,387,505	107,289,840
Interest-bearing	424,311,852	404,097,917
Total deposits	523,699,357	511,387,757
Securities sold under agreements to repurchase	79,309,661	49,406,826
Federal Home Loan Bank advances	39,700,000	33,400,000
Accrued interest payable	2,161,531	2,126,723
Dividends payable	880,201	886,729
Other liabilities	5,590,395	4,717,273

Total liabilities	651,341,145	601,925,308

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
Authorized 10,000,000 shares, issued: 4,300,134 shares at March 31, 2001 and December 31, 2000	43,001	43,001
Capital surplus	22,108,049	22,011,527
Retained earnings	55,856,960	53,347,621
Treasury stock, at cost (299,221 shares at June 30, 2001; 269,549 shares at December 31, 2000)	(5,452,376)	(4,735,401)
Accumulated other comprehensive income	5,662,011	3,644,767

Total shareholders' equity	78,217,645	74,311,515

Total liabilities & shareholders' equity	$729,558,790	676,236,823

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
	Six Months Ended June 30		Three Months Ended June 30
INTEREST AND DIVIDEND INCOME	2001	2000	2001	2000

Loans	$17,084,476	16,054,638	8,594,483	8,233,038
Securities	7,235,622	7,212,104	3,743,207	3,591,108
Federal funds sold	209,630	12,390	59,611	813
Interest-bearing deposits	141,080	108,313	71,910	57,537

Total interest and dividend income	24,670,808	23,387,445	12,469,211	11,882,496

INTEREST EXPENSE

Deposits	9,209,958	8,404,133	4,442,376	4,345,271
Borrowed funds	655,271	822,955	339,453	437,259
Securities sold under agreements to repurchase	1,619,633	1,348,562	905,816	686,655

Total interest expense	11,484,862	10,575,650	5,687,645	5,469,185

Net interest income	13,185,946	12,811,795	6,781,566	6,413,311
Provision for loan losses	375,000	375,000	187,500	187,500

Net interest income after provision for loan losses	12,810,946	12,436,795	6,594,066	6,225,811

Non-interest income:
Trust & investment services income	2,449,543	2,505,231	1,223,924	1,253,607
Service charges on deposit accounts	1,257,711	1,118,299	651,936	585,357
Credit card merchant earnings	573,413	441,060	304,325	226,354
Net gain on sale of securities	70,707	1,448	70,707	1,448
Other	977,419	763,605	620,947	448,404
Total non-interest income	5,328,793	4,829,643	2,871,839	2,515,170

Other non-interest expenses:
Salaries & wages	4,511,380	4,313,917	2,258,320	2,156,332
Pension and other employee benefits	1,260,275	1,135,380	670,478	536,131
Net occupancy expenses	991,245	1,004,194	495,710	524,800
Furniture and equipment expenses	927,005	866,279	463,570	409,221
Other	4,219,649	4,007,081	2,132,127	2,029,276
Total non-interest expenses	11,909,554	11,326,851	6,020,205	5,655,760

Income before income tax expense	6,230,185	5,939,587	3,445,700	3,085,221
Income tax expense	1,965,277	1,857,976	1,097,809	961,738

Net income	$ 4,264,908	4,081,611	2,347,891	2,123,483

Basic earnings per share	$1.05	$1.00	$0.58	$0.52

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30

CASH FLOWS FROM OPERATING ACTIVITIES:	2001	2000
Net income	$ 4,264,908	$ 4,081,611

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of goodwill and intangible assets	293,651	293,651
Provision for loan losses	375,000	375,000
Depreciation and amortization	802,887	815,622
Amortization of premiums and accretion of discounts on securities, net	(6,661)	91,955
Net gain on sales of securities	(70,707)	(1,448)
Restricted stock units for Directors' Deferred Compensation Plan	67,605	84,450
Distribution of restricted stock units under Directors' Deferred Compensation Plan	14,342	83,795
Increase in other assets and liabilities	(1,550,102)	(1,113,173)

Net cash provided by operating activities	4,190,923	4,711,463

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of and principal collected on securities available for sale	70,914,520	7,655,049
Proceeds from maturities of and principal collected on securities held to maturity	2,025,641	2,012,023
Proceeds from sales of securities available for sale	3,070,000	6,448
Purchases of securities available for sale	(99,849,190)	(450,892)
Purchases of securities held to maturity	(591,993)	(2,948,059)
Purchases of premises and equipment	(1,339,714)	(2,005,619)
Net increase in loans	(28,225,204)	(28,448,312)
Proceeds from sales of student loans	1,299,549	767,381

Net cash used in investing activities	(52,696,391)	(23,411,981)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	(396,324)	12,029,560
Net increase in certificates of deposit and individual retirement accounts	12,707,924	17,098,890
Net increase (decrease) in securities sold under agreements to repurchase	29,902,835	(804,907)
Federal Home Loan Bank advances	14,700,000	19,100,000
Repayments of Federal Home Loan Bank advances	(8,400,000)	(29,700,000)
Purchase of treasury stock	(1,160,164)	(184,457)
Sale of treasury stock	428,847	-
Cash dividends paid	(1,762,098)	(1,698,472)

Net cash provided by financing activities	46,021,020	15,840,614

Net decrease in cash and cash equivalents	(2,484,448)	(2,859,904)
Cash and cash equivalents at beginning of period	28,164,101	32,072,896

Cash and cash equivalents at end of period	$ 25,679,653	$ 29,212,992

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2001 and December 31, 2000, and results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000.

2. Basic Earnings Per Share

Basic earnings per share was computed by dividing net income by 4,062,367 and 4,095,729 weighted average shares outstanding for the six-month periods ended June 30, 2001 and 2000, and 4,053,740 and 4,094,890 weighted average shares outstanding for the three-month periods ended June 30, 2001 and 2000, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the three-month and six-month periods ended June 30, 2001 and 2000.

3. Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The Statement requires companies to recognize all derivatives as either assets or liabilities, including certain derivative instruments embedded in other contracts, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivatives and the type of risk being hedged. This Statement, as amended by SFAS Nos. 137 and 138, was effective for the Corporation as of January 1, 2001. Based on management's evaluation of SFAS No. 133, the adoption of this Statement did not have any impact on the Corporation's consolidated financial statements, as the Corporation did not have any derivative instruments, including derivative instruments embedded in other contracts, as of January 1, 2001, or at any time during the six month period ended June 30, 2001.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces identically titled SFAS No. 125 and carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The Statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements were effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the consolidated financial statements of the Corporation.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as for all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Corporation is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Corporation will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Corporation to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's consolidated statement of income.

As of the date of adoption, the Corporation expects to have unamortized goodwill and intangible assets in the amount of $4,466,420 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $587,302 for the year ended December 31, 2000, and $293,652 for the six months ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Corporation's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Comprehensive income for the three and six month periods ended June 30, 2001 was $2,746,651 and $6,282,152, respectively. Comprehensive income for the three and six month periods ended June 30, 2000 was $2,551,627 and $3,626,417, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Income (Loss)	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Unrealized net holding gains (losses),net of tax (pre-tax amounts of $731,015, $714,309, $3,411,068 and($756,450)for the respective periods indicated)	$ 441,460	$429,014	$2,059,944	$(454,324)

Less: Reclassification adjustment for net gains realized in net income (pre-tax amounts of $70,707, $1,448, $70,707 and $1,448 for the respective periods indicated)	$ (42,700)	$ (870)	$ (42,700)	$ (870)
Total other comprehensive income (loss)	$ 398,760	$428,144	$2,017,244	$(455,194)

Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three month and six month periods ended June 30, 2001, with comparisons to the comparable periods in 2000 as applicable. The condensed consolidated interim financial statements and related notes, as well as the 2000 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior periods' condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Financial Condition

Total assets at June 30, 2001 were $729.6 million, an increase of $53.3 million or 7.9% since the beginning of the year. Earning assets have grown $54.3 million or 8.7%, and comprise 93.1% of total assets. This growth in earning assets was somewhat offset by a $2.3 million decrease in cash and due from banks. The most significant changes have taken place in our loan and securities portfolios, which have increased $26.6 million and $27.8 million, respectively.

The Available for Sale segment of the securities portfolio at June 30, 2001 totaled $252.0 million as compared to $222.7 million at the beginning of the year, an increase of 13.1%. This increase reflects the fact that the steepening of the yield curve has provided us the opportunity to leverage an additional $30.0 million of securities purchases at spreads ranging from 169 basis points to 207 basis points. The funding for these purchases consisted of repurchase agreements from the Federal Home Loan Bank. At amortized cost, increases in federal agency bonds ($22.1 million) and mortgage-backed securities ($13.1 million) were primarily offset by a $9.2 million decrease in U.S. Treasury bonds. The pre-tax valuation adjustment for net unrealized gains within the available for sale securities portfolio has increased by $3.3 million since the beginning of the year, reflective of the impact that lower rates have had on the market value of the available for sale bond portfolio. The Held to Maturity segment of the portfolio, consisting primarily of Municipal Obligations, totaled $5.1 million as compared to $6.6 million at the end of 2000, a decrease of $1.4 million or 21.8%.

Realized net gains on sales of available for sale securities for the six-month period ended June 30, 2001 were $70,707 as compared to $1,448 through June 30, 2000.

As noted above, total loans, net of unearned income and deferred fees and costs, have increased $26.6 million or 6.7% since the beginning of the year. Commercial loan demand has been strong throughout the first half of the year as evidenced by a $30.7 million or 19.8% increase since the first of the year. While we are beginning to see signs of this activity slowing somewhat, our volume remains steady. We did see an increase in mortgage activity beginning late in the first quarter, and continuing through the second quarter, which accounts for the year to date increase of $2.2 million or 2.3% in outstanding mortgages. Total consumer loans have decreased $6.3 million or 4.4%, with a $616 thousand increase in home equity balances offset primarily by a $6.9 million decrease in installment loans, impacted by the decline in indirect retail auto activity.

In addition to the previously mentioned leveraging, earning asset growth has been supported by a $12.3 million or 2.4% increase in deposits since year-end 2000 to a total of $523.7 million. Non-interest bearing deposits are down $7.9 million or 7.4% as compared to year-end 2000 due to lower period end non-personal and official checks outstanding balances. Interest bearing deposits are up $20.2 million or 5.0% with $9.1 million of this increase in public fund deposits. The balance of the increase is related primarily to higher period end personal savings and investment certificate balances. Additional funding for asset growth has been provided through overnight advances from the Federal Home Loan Bank, which have increased $6.3 million since the beginning of the year.

Results of Operations

Second Quarter of 2001 vs. 2000

Net income for the second quarter totaled $2.348 million, an increase of $224 thousand or 10.6% as compared to second quarter 2000 results. Earnings per share increased 11.5% from $0.52 during the second quarter of 2000 to $0.58 in the second quarter of 2001 on 41,150 fewer average shares outstanding.

Net interest income after provision for loan losses increased $368 thousand or 5.9%. Interest and dividend income on earning assets totaled $12.469 million as compared to $11.882 million in the second quarter of 2000, an increase of 4.9%. This increase is attributable to a $40.1 million or 6.5% increase in average earning assets, offset somewhat by a 13 basis point decrease in yield on those assets from 7.71% to 7.58%. Much of the increase in average earning assets was generated by a $27.3 million or 7.1% increase in average loans, primarily in the area of commercial loans which were up $26.9 million on average or 17.9%. Average balances in the securities portfolio were up $6.0 million or 2.6% due to the additional leveraged purchases during the second quarter of this year. Average increases in interest-bearing deposits and fed funds sold totaled $1.9 million and $5.0 million, respectively. Total average funding liabilities have increased $39.9 million or 6.7% when compared to the second quarter of 2000. Interest expense totaled $5.688 million vs. $5.469 million during the second quarter of 2000, an increase of 4.0%. Average deposits were up $25.5 million or 5.0%, the most significant growth taking place in the areas of time deposits (including IRA accounts) and insured money market accounts (IMMA), increasing on average $11.7 million and $16.3 million, respectively. Additionally, term borrowings and repurchase agreements with the Federal Home Loan Bank related to leveraged transactions averaged $25.0 million higher during the second quarter of 2001. The above increases were offset to some extent primarily by decreases in average interest-bearing transaction accounts (-$2.7 million) and overnight advances from the Federal Home Loan Bank (-$8.6 million). Our total cost of funds, including the effect of non-interest-bearing funding sources (such as demand deposits) decreased 10 basis points from 3.70% during the second quarter of 2000 to 3.60% during the second quarter of this year. The above yields and costs resulted in a net interest margin of 4.12% during the second quarter of this year as compared to 4.16% during the comparable period last year.

Non-interest income increased $357 thousand or 14.2%. During the second quarter we did realize a $71 thousand gain on the sale of $3.0 million U.S. Treasury bonds resulting in a $69 thousand increase as compared to last year. Additionally, given the uncertainty and volatility in the equity markets, we made the decision to accelerate much of our donations done with appreciated stock. Non-taxable gains resulting from these donations totaled $138 thousand during the quarter as compared to $56 thousand during the second quarter of 2000, an increase of $82 thousand. Credit card merchant earnings have increased $78 thousand as we continue to enroll new merchants for our credit card deposit services. Service charges on deposits are $67 thousand higher than last year, the result of increases which were instituted during the third quarter of last year. Other significant increases were seen in checkcard interchange income and cash management fees, both increasing $28 thousand. Additionally, income from our equity investment in Cephas Capital Partners, LLP was $40 thousand higher than a year ago. Trust and Investment Services income, the largest portion of non-interest income at $1.2 million, decreased $30 thousand, reflective of the impact that lower equity market values are having on fee income.

Operating expenses were $364 thousand or 6.4% higher than the comparable period last year. Approximately $236 thousand of this increase was in salaries and benefits. This increase is related primarily to a greater number of average full time equivalent employees during the quarter (+ 7 Ave. FTE's), as well as a decrease in our periodic pension expense credit, and an increase in post-retirement medical expenses. Other significant increases include the following: Credit card processing fees have increased $102 thousand, much of this related to increased volume of merchant processing and card activity. Additionally, equipment service and data processing costs are up $77 thousand, reflective of our ongoing investment in technology.

The $136 thousand increase in income tax expense is the result of an 11.7% increase in pre-tax earnings and a slightly higher effective tax rate.

Year to date 2001 vs. 2000

Net income for the six month period ended June 30, 2001 was $4.265 million, a 4.5% increase as compared to June 30, 2000 results. Earnings per share increased 5.0%, from $1.00 to $1.05 on 33,362 fewer average shares outstanding. The increased earnings are primarily the result of an increase in net interest income driven by an increased volume of average earning assets as well as a 10.3% increase in non-interest income.

Net interest income after provision for loan losses is up $374 thousand or 3.0% as compared to the first six months of 2000. Total interest and dividend income on earning assets was $24.671 million as compared to $23.387 million a year earlier, an increase of 5.5%. On average, total earning assets increased by $34.6 million or 5.6%, and the yield on these assets increased 1 basis point from 7.67% to 7.68%. The increase in average earning assets was primarily due to a $29.2 million or 7.7% increase in average loans outstanding. Year to date, average commercial loans have increased $25.2 million or 17.4%, with average mortgage and consumer loans increasing $1.8 million and $2.2 million, respectively. Additionally, average interest-bearing deposits and fed funds sold were $9.4 million higher than a year ago. The above increases were somewhat offset by a $4.0 million decrease in the average securities portfolio. Interest expense for the six month period ended June 30, 2001 totaled $11.485 million as compared to $10.576 million a year ago, an increase of 8.6%. This increase is reflective of both a $32.9 million or 5.6% increase in average funding liabilities, as well as an 11 basis point increase in the cost of funds, from 3.61% to 3.72%. Average year to date deposits are up $27.9 million or 5.5%, primarily due to increases in average time deposits (+$17.9 million) and insured money market accounts (+$12.2 million). Other significant average funding liability changes include a $15.7 million increase in term and repurchase agreement advances from the Federal Home Loan Bank, offset to some extent by a $9.1 million decrease in average overnight borrowings. Our resulting net interest margin of 4.10% represents a decline of 10 basis points as compared to a year ago.

Non-interest income has increased $499 thousand or 10.3% to $5.329 million. The sale of $3.0 million of U.S. Treasury bonds during the second quarter resulted in a year to date increase in securities gains of $69 thousand. Also, as noted above, accelerated donations of appreciated stock during the second quarter has resulted in an increase in non-taxable gains of $84 thousand. For reasons previously noted in the above discussion of quarterly results, we have seen significant increases in year to date service charges on deposits (+$139 thousand) and credit card merchant earnings (+$132 thousand). Year to date increases in cash management fees and checkcard interchange income have totaled $58 thousand and $57 thousand, respectively. Trust and Investment Services income generated by our $1.5 billion Trust and Investment Center, while down $56 thousand due to the volatility in the equities markets, continues to be our largest source of non-interest income, totaling $2.450 million.

Operating expenses year to date have increased $583 thousand or 5.1%. Salaries and benefits, the largest operating expense item, have increased $322 thousand to $5.772 million. The primary factors impacting this year to date increase include an increase in average full time equivalent employees (+8 Ave. FTE's), a $185 thousand reduction in our net periodic pension credit and a $57 thousand increase in health insurance costs. Other significant year to date increases include credit card processing fees (+$204 thousand) and equipment service and data processing costs (+$154 thousand).

A $291 thousand increase in pre-tax income and a slightly higher effective tax rate has resulted in the $107 thousand increase in income tax expense.

Liquidity and Capital Resources

During the first six months of 2001, cash and cash equivalents declined by $2.5 million as compared to a decrease of $2.9 million during the first six months of 2000. In addition to cash provided by operating activities, other primary sources of cash in 2001 included proceeds from maturities, sales and principal payments on securities ($76.0 million), an increase in securities sold under agreements to repurchase ($29.9 million), an increase in deposits ($12.3 million) and an increase in Federal Home Loan Bank advances, net of repayments ($6.3 million). In addition to cash provided by operating activities, the, primary cash flow sources in 2000 included an increase in deposits ($29.1 million) and proceeds from maturities, sales and principal payments on securities ($9.7 million). The substantial increase in proceeds from securities transactions is due in large part to lower interest rates which resulted in $48.5 million of federal agency bonds being called during the first six months of 2001, as well as an acceleration of mortgage-backed securities paydowns. The 2001 increase in securities sold under agreements to repurchase is the result of leveraging an additional $30 million of securities purchases with the Federal Home Loan Bank.

Cash generated in both years has been used primarily to fund growth in earning assets, as well as to reduce Federal Home Loan Bank advances. During the first six months of 2001, the purchase of securities and the funding of loans, net of repayments, totaled $100.4 million and $28.2 million, respectively. Other significant uses of cash during the first six months of 2001 included the payment of cash dividends ($1.8 million), investment in premises and equipment ($1.3 million) and the purchase of treasury shares ($1.2 million). During the first six month of 2000, the purchase of securities and funding of loans, net of repayments, totaled $3.4 million and $28.4 million, respectively. Repayment of Federal Home Loan Bank advances, net of new advances totaled $10.6 million. In addition to the above, the Corporation paid $1.7 million in cash dividends and invested $2.0 million in premises and equipment during the first six months of 2000.

As of June 30, 2001, the Corporation's consolidated leverage ratio was 9.59%. The Tier I and Total Risk Adjusted Capital ratios were 14.95% and 16.00%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2001, the Corporation acquired 54,036 treasury shares at an average price of $21.47. The Corporation re-issued from treasury 23,576 shares for the employee profit sharing, savings and investment plan, and 788 shares as a distribution related to the directors' deferred compensation plan.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant over a two year period.

During the second quarter, the Corporation declared a cash dividend of $0.22 per share, a 4.8% increase when compared to the $0.21 per share dividend declared during the second quarter of 2000. Cash dividends declared year to date total $0.44 per share as compared to $0.42 per share last year, also an increase of 4.8%.

Non-Performing Loans and Allowance For Loan Losses

Based upon loans outstanding, past loss experience, as well as an ongoing review of the risk inherent in our loan portfolio, the amount expensed to the loan loss provision for the first six months of 2001 totaled $375 thousand, consistent with the amount expensed during the first six months of 2000. While net charge-offs are somewhat lower than a year ago, an increasing percentage of the total portfolio is in commercial-related loans, generally having more inherent credit risk. At 1.13% of total loans at June 30, 2001, the allowance for loan losses is viewed by management as reasonable and adequate relative to the inherent risk of loss in the loan portfolio. The allowance for loan losses to total loans at December 31, 2000 was 1.19%. Non-performing loans on June 30, 2001 constituted 0.42% of total loans as compared to 0.43% on December 31, 2000.

Transactions in the allowance for loan losses are as follows:
(in thousands of dollars)	Six Months Ended June 30
	2001	2000
Balance at beginning of period	$4,708	$4,665
Charge-offs:
Commercial, financial and agricultural	(17)	(13)
Commercial mortgages	-	-
Residential mortgages	(5)	(18)
Consumer loans	(391)	(438)
Total	(413)	(469)
Recoveries:
Commercial, financial and agricultural	24	18
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	79	65
Total	103	83
Net charge-offs	(310)	(386)
Provisions charged to operations	375	375
Balance at end of period	$4,773	$4,654

The following table summarizes the Corporation's non-performing loans (in thousands):
	June 30, 2001	December 31, 2000
Non-accrual loans	$1,105	$1,078
Troubled debt restructurings	385	405
Loans 90 days or more past due and still accruing interest	299	224
Total non-performing loans	$1,789	$1,707

At June 30, 2001, the Corporation has no commercial or commercial mortgage loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At June 30, 2001, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

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

The Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. As of June 30, 2001 the exposure to changing interest rates is within the guidelines established by the ALCO.

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

Additionally, the ALCO monitors the expected fluctuation of the Corporation's market value of equity with changes to interest rates. Appropriate risk limits have been established in the event of adverse changes to interest rates. At June 30, 2001, it is estimated that an immediate 200-basis-point increase in interest rates would negatively impact the market value of our equity by 16.99% and an immediate 200-basis-point decrease in interest rates would negatively impact the market value by 1.28%. The risk to rising interest rates of 16.99% is slightly over the estimated tolerance of 15.00%. Management attributes this to the overall low level of current interest rates and corresponding large percentage increase that results when a 200-basis-point shock is modeled. Additionally, a large percentage of the Corporation's callable US Agency bonds have been called during the last six months and reinvested at current market rates, resulting in greater volatility in market values when simulating changes in interest rates. Given the above and the current interest rate environment and related risks, management is comfortable with this exposure.

Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Corporation's business activities.

Item 4:	Submission to Matters To a Vote of Shareholders

	The following matters were submitted to a vote of shareholders at the Annual Meeting of Shareholders of Chemung Financial Corporation on May 10, 2001:

	1.	To elect five directors to serve until the 2004 Annual Meeting of Shareholders listed below:

		FOR	WITHHELD	AGAINST

	Robert H. Dalrymple	3,470,654	12,492	0
	Frederick Q. Falck	3,470,654	12,492	0
	Ralph H. Meyer	3,461,899	21,247	0
	Richard W. Swan	3,456,663	26,483	0
	William A. Tryon	3,470,654	12,492	0

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Applicable Exhibits

(3.1)	None

(3.2)	None

(b)	Reports on Form 8-K

During the quarter ended June 30, 2001, the Registrant
filed a Form 8-K, dated May 17, 2001, announcing an
approved resolution by the Registrant's Board of Directors
authorizing a stock repurchase program of up to 400,000
shares in the open market over a two year period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	August 9, 2001	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	August 9, 2001	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO