Form 10-Q
period 2001-09-30
CHEMUNG FINANCIAL CORP
filed 2001-11-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2001

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

(607) 737-3711 or (800) 836-3711
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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001

Common Stock, $.01 par value -- outstanding 3,969,659 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	14

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K	16

	All other items required by Part II are either inapplicable or would require an answer which is negative.

SIGNATURES		17

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPT 30, 2001 Unaudited	DECEMBER 31, 2000
ASSETS
Cash and due from banks	$ 26,918,939	26,726,373
Federal funds sold	12,900,000	-
Interest-bearing deposits with other financial institutions	1,343,225	1,437,728
Total cash and cash equivalents	41,162,164	28,164,101

Securities available for sale, at estimated fair value	226,232,559	222,707,143
Securities held to maturity, estimated fair value of $5,633,358 at September 30, 2001 and $6,774,036 at December 31, 2000	5,356,888	6,565,869
Loans, net of unearned income and deferred fees and costs	425,785,848	394,571,609
Allowance for loan losses	(4,832,972)	(4,707,868)
Loans, net	420,952,876	389,863,741

Premises and equipment, net	14,409,973	13,597,641
Goodwill and intangible assets, net of accumulated amortization	4,613,246	5,053,723
Other assets	16,924,942	10,284,605

Total assets	$729,652,648	676,236,823

LIABILITIES

Deposits:
Non-interest-bearing	$105,893,608	107,289,840
Interest-bearing	439,092,918	404,097,917
Total deposits	544,986,526	511,387,757
Securities sold under agreements to repurchase	68,210,870	49,406,826
Federal Home Loan Bank advances	25,000,000	33,400,000
Accrued interest payable	2,205,924	2,126,723
Dividends payable	916,456	886,729
Other liabilities	7,812,393	4,717,273

Total liabilities	649,132,169	601,925,308

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value per share;
Authorized 10,000,000 shares, issued: 4,300,134 shares at September 30, 2001 and December 31, 2000	43,001	43,001
Capital surplus	22,178,687	22,011,527
Retained earnings	57,512,097	53,347,621
Treasury stock, at cost (318,845 shares at September 30, 2001; 269,549 shares at December 31, 2000)	(6,028,968)	(4,735,401)
Accumulated other comprehensive income	6,815,662	3,644,767

Total shareholders' equity	80,520,479	74,311,515

Total liabilities & shareholders' equity	$729,652,648	676,236,823

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
	Nine Months Ended Sept 30		Three Months Ended Sept 30
INTEREST AND DIVIDEND INCOME	2001	2000	2001	2000

Loans	$25,756,293	24,622,333	8,671,817	8,567,695
Securities	10,879,677	10,769,838	3,644,055	3,557,734
Federal funds sold	253,466	78,433	43,836	66,043
Interest-bearing deposits	176,468	177,413	35,388	69,100

Total interest and dividend income	37,065,904	35,648,017	12,395,096	12,260,572

INTEREST EXPENSE

Deposits	13,222,336	13,162,653	4,012,378	4,758,520
Borrowed funds	981,014	1,114,923	325,743	291,968
Securities sold under agreements to repurchase	2,611,612	2,049,551	991,979	700,989

Total interest expense	16,814,962	16,327,127	5,330,100	5,751,477

Net interest income	20,250,942	19,320,890	7,064,996	6,509,095
Provision for loan losses	612,500	562,500	237,500	187,500

Net interest income after provision for loan losses	19,638,442	18,758,390	6,827,496	6,321,595

Non-interest income:
Trust & investment services income	3,673,081	3,757,627	1,223,538	1,252,396
Service charges on deposit accounts	1,915,928	1,803,486	658,217	685,187
Credit card merchant earnings	954,850	725,607	381,437	284,547
Net gain(loss) on sale of securities	490,705	(56,954)	419,998	(58,402)
Other	1,420,158	1,107,876	442,739	344,271
Total non-interest income	8,454,722	7,337,642	3,125,929	2,507,999

Non-interest expenses:
Salaries & wages	6,818,092	6,463,023	2,306,712	2,149,106
Pension and other employee benefits	1,899,567	1,636,677	639,292	501,297
Net occupancy expenses	1,472,409	1,431,177	481,164	474,820
Furniture and equipment expenses	1,369,212	1,408,674	442,207	494,558
Other	6,381,079	5,997,843	2,161,430	1,990,762
Total non-interest expenses	17,940,359	16,937,394	6,030,805	5,610,543

Income before income tax expense	10,152,805	9,158,638	3,922,620	3,219,051
Income tax expense	3,316,304	2,868,735	1,351,027	1,010,759

Net income	$ 6,836,501	6,289,903	2,571,593	2,208,292

Basic earnings per share	$1.68	$1.54	$0.63	$0.54

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	Sept 30

CASH FLOWS FROM OPERATING ACTIVITIES:	2001	2000
Net income	$ 6,836,501	$ 6,289,903

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of goodwill and intangible assets	440,477	440,477
Provision for loan losses	612,500	562,500
Depreciation and amortization	1,197,372	1,223,434
Amortization of premiums and accretion of discounts on securities, net	12,681	132,537
Net(gain)loss on sales of securities	(490,705)	56,954
Restricted stock units for Directors' Deferred Compensation Plan	100,295	122,681
Distribution of restricted stock units under Directors' Deferred Compensation Plan	14,342	83,795
Net change in other assets and liabilities	(421,967)	(423,011)

Net cash provided by operating activities	8,301,496	8,489,270

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of and principal collected on securities available for sale	103,793,784	10,402,528
Proceeds from maturities of and principal collected on securities held to maturity	3,419,875	6,132,692
Proceeds from sales of securities available for sale	18,271,806	24,943,911
Purchases of securities available for sale	(124,919,272)	(26,485,381)
Purchases of securities held to maturity	(2,210,893)	(4,786,371)
Purchases of premises and equipment	(2,009,704)	(2,653,865)
Net increase in loans	(34,309,718)	(32,008,410)
Proceeds from sales of student loans	2,608,083	2,180,064

Net cash used in investing activities	(35,356,039)	(22,274,832)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	26,056,054	25,603,082
Net increase in certificates of deposit and individual retirement accounts	7,542,715	26,742,179
Net increase (decrease) in securities sold under agreements to repurchase	18,804,044	(1,348,457)
Repayments of Federal Home Loan Bank advances	(8,400,000)	(29,700,000)
Purchase of treasury stock	(1,856,760)	(184,457)
Sale of treasury stock	548,851	-
Cash dividends paid	(2,642,298)	(2,547,009)

Net cash provided by financing activities	40,052,606	18,565,338

Net increase in cash and cash equivalents	12,998,063	4,779,776
Cash and cash equivalents at beginning of period	28,164,101	32,072,896

Cash and cash equivalents at end of period	$ 41,162,164	$ 36,852,672

Supplemental disclosure of non-cash activity: Sale of securities available for sale pending settlement	$ 5,023,823	-

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Chemung Financial Corporation (the Corporation), through its wholly owned subsidiaries, Chemung Canal Trust Company (the Bank) and CFS Group, Inc., a financial services company which commenced operations during the third quarter of 2001, provides a wide range of banking, financing, fiduciary and other financial services to its local market area. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2001 and December 31, 2000, and results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000.

2. Basic Earnings Per Share

Basic earnings per share was computed by dividing net income by 4,058,413 and 4,095,778 weighted average shares outstanding for the nine-month periods ended September 30, 2001 and 2000, and 4,050,504 and 4,095,877 weighted average shares outstanding for the three-month periods ended September 30, 2001 and 2000, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the three-month and nine-month periods ended September 30, 2001 and 2000.

3. Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The Statement requires companies to recognize all derivatives as either assets or liabilities, including certain derivative instruments embedded in other contracts, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivatives and the type of risk being hedged. This Statement, as amended by SFAS Nos. 137 and 138, was effective for the Corporation as of January 1, 2001. Based on management's evaluation of SFAS No. 133, the adoption of this Statement did not have any impact on the Corporation's consolidated financial statements, as the Corporation did not have any derivative instruments, including derivative instruments embedded in other contracts, as of January 1, 2001, or at any time during the nine month period ended September 30, 2001.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as for all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

As of the date of adoption, the Corporation expects to have unamortized goodwill and intangible assets in the amount of $4,466,420 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $587,302 for the year ended December 31, 2000, and $440,477 for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Corporation's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Comprehensive income for the three and nine month periods ended September 30, 2001 was $3,725,244 and $10,007,396, respectively. Comprehensive income for the three and nine month periods ended September 30, 2000 was $3,860,089 and $7,486,507, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Income (Loss)	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Unrealized net holding gains, net of tax (pre-tax amounts of $2,330,333, $2,691,845, $5,741,401 and $1,935,393 for the respective periods indicated)	$1,407,288	$1,616,722	$3,467,232	$1,162,397

Less: Reclassification adjustment for net (gains) losses realized in net income (pre-tax amounts of $(419,998), $58,402, $(490,705) and $56,954 for the respective periods indicated)	$(253,637)	$ 35,076	$ (296,337)	$ 34,207
Total other comprehensive income	$1,153,651	$1,651,798	$3,170,895	$1,196,604

Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three month and nine month periods ended September 30, 2001, with comparisons to the comparable periods in 2000 as applicable. The unaudited condensed consolidated interim financial statements and related notes, as well as the 2000 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior periods' unaudited condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Financial Condition

Total assets at September 30, 2001 were $729.7 million, an increase of $53.4 million or 7.9% since the beginning of the year. The loan portfolio has provided a significant amount of this growth with total loans increasing $31.2 million or 7.9%. Other earning assets have grown $15.1 million since the beginning of the year with federal funds sold and investment securities up $12.9 million and $2.3 million, respectively.

The available for sale segment of the securities portfolio at September 30, 2001 totaled $226.2 million as compared to $222.7 million at the beginning of the year, an increase of 1.6%. At amortized cost, increases in federal agency bonds ($7.1 million) and mortgage-backed securities ($6.4 million) were primarily offset by a $14.0 million decrease in U.S. Treasury bonds. The steepening of the yield curve, as compared to a year ago, has provided us the opportunity to leverage $30.0 million of securities purchases at spreads ranging from 169 basis points to 233 basis points. The funding for these purchases consisted of repurchase agreements with the Federal Home Loan Bank. The pre-tax valuation adjustment for net unrealized gains within the available for sale securities portfolio has increased by $5.2 million since the beginning of the year, reflective of the impact that lower rates have had on the market value of the available for sale bond portfolio. The held to maturity segment of the portfolio, consisting primarily of municipal obligations, totaled $5.4 million as compared to $6.6 million at the end of 2000, a decrease of $1.2 million or 18.4%.

Realized net gains on sales of available for sale securities for the nine-month period ended September 30, 2001 totaled $490,705 as compared to net losses of $56,954 through September 30, 2000.

As noted above, total loans have increased $31.2 million or 7.9% since the beginning of the year. This growth has been centered primarily in our commercial loan portfolio which has grown $34.5 million or 22.2%. With the economy showing increasing signs of weakness, we have seen evidence of a slowdown in commercial loan demand, as our commercial clients have become increasingly cautious. Our mortgage portfolio has increased $4.8 million or 5.0% since the beginning of the year. This increase is a function of lower interest rates which have resulted in an increase in both purchase money activity and refinancing. The above increases have been somewhat offset by an $8.0 million or 5.6% decrease in total consumer loans. While we have seen a $2.0 million increase in home equity balances, this has been offset primarily by a $9.7 million decrease in consumer installment loans directly related to a significant decline in indirect retail auto activity.

In addition to the previously mentioned leveraging, earning asset growth has been supported by a $33.6 million or 6.6% increase in deposits since year-end 2000 to a total of $545.0 million. Non-interest-bearing deposits are down $1.4 million or 1.3% as compared to year-end 2000 due to lower period end non-personal and official checks outstanding balances. Interest-bearing deposits are up $35.0 million or 8.7% with $8.5 million of this increase in public fund deposits. The balance of the increase is related primarily to higher period end personal savings and investment certificate balances.

Results of Operations

Third Quarter of 2001 vs. 2000

Net income for the third quarter totaled $2.572 million, an increase of $363 thousand or 16.5% as compared to third quarter 2000 results. Earnings per share increased 16.7% from $0.54 during the third quarter of 2000 to $0.63 in the third quarter of 2001 on 45,373 fewer average shares outstanding.

Significantly impacting this earnings increase were securities gains taken in managing the Bank's bond portfolio. The current interest rate environment as compared to a year ago provided opportunities to realize $420 thousand in pre-tax gains from the sale of available for sale securities during the quarter without a significant sacrifice in yield. This compares to realized losses of $58 thousand during the third quarter of last year, the after-tax impact of this change totaling approximately $289 thousand.

Net interest income increased $556 thousand or 8.5%. Interest and dividend income on earning assets totaled $12.395 million as compared to $12.261 million in the third quarter of 2000, an increase of 1.1%. This increase is attributable to a $45.3 million or 7.3% increase in average earning assets, offset somewhat by a 47 basis point decrease in yield on those assets from 7.83% to 7.36%. Much of this increase in average earning assets was generated by a $33.8 million or 8.7% increase in average loans, primarily related to the growth we have seen in our commercial loan portfolio. Average balances in the securities portfolio were up $11.0 million or 4.9% due to the leveraged purchases this year. Total average funding liabilities have increased $41.3 million or 6.9% when compared to the third quarter of 2000. Interest expense totaled $5.330 million vs. $5.751 million during the third quarter of 2000, a decrease of 7.3%, reflective of the significant decline in interest rates as compared to a year ago. Average deposits were up $10.7 million or 2.0%, the most significant growth taking place in the areas of insured money market accounts (IMMA), savings accounts, and time deposits (including IRA accounts), increasing on average $4.0 million, $3.4 million and $2.6 million, respectively. Additionally, term borrowings and repurchase agreements with the Federal Home Loan Bank related to leveraged transactions averaged $33.0 million higher during the third quarter of 2001. Our total cost of funds, including the effect of non-interest-bearing funding sources (such as demand deposits) decreased 52 basis points from 3.83% during the third quarter of 2000 to 3.31% during the third quarter of this year. The above yields and costs resulted in a net interest margin of 4.20% during the third quarter of this year as compared to 4.16% during the comparable period last year.

The provision for loan losses totaled $238 thousand, an increase of $50 thousand as compared to the third quarter 2000 total of $188 thousand. This increase is a reflection of the fact that an increasing percentage of the total loan portfolio is in commercial-related loans. These loans generally carry more inherent risk, especially with a weakening local and national economy.

Non-interest income, excluding the securities gains mentioned above, increased $140 thousand or 5.4%. Credit card merchant earnings have increased $97 thousand as we continue to enroll new merchants for our credit card deposit services. Income from our equity investment in Cephas Capital Partners, LLP was $49 thousand higher than a year ago. Other significant increases were seen in checkcard interchange income and cash management fees, both increasing $30 thousand. Trust and Investment Services income, the largest portion of non-interest income at $1.2 million, decreased $29 thousand, reflective of the impact that lower equity market values are having on fee income. Service charges were $27 thousand lower than last year, due primarily to a decrease in insufficient funds charges.

Operating expenses were $420 thousand or 7.5% higher than the comparable period last year. Approximately $296 thousand of this increase was in salaries and benefits. While salaries are up $158 thousand, we have also seen a $125 thousand decrease in our net periodic pension credit. Additionally, credit card processing fees have increased $137 thousand, much of this related to increased volume of merchant processing and card activity.

The $340 thousand or 33.7% increase in income tax expense is primarily the result of the increase in pre-tax earnings, and a reduction in tax exempt income as a percentage of pre-tax income. Additionally, during the third quarter of 2000, we realized a $25 thousand N.Y.S. tax credit related to an investment in Statewide Zone Capital Corporation of New York.

Year to date 2001 vs. 2000

Net income for the nine month period ended September 30, 2001 was $6.837 million, an 8.7% increase as compared to September 30, 2000 results. Earnings per share increased 9.1%, from $1.54 to $1.68 on 37,365 fewer average shares outstanding. As was the case with our quarterly earnings, securities gains taken in managing the bond portfolio have contributed significantly to these results. Pre-tax realized gains on the sale of available for sale securities totaled $491 thousand through September 30, 2001 as compared to losses of $57 thousand during the first nine months of 2000. The after-tax impact of this $548 thousand increase in gains totaled $331 thousand.

Net interest income is up $930 thousand or 4.8% as compared to the first nine months of 2000. Total interest and dividend income on earning assets was $37.066 million as compared to $35.648 million a year earlier, an increase of 4.0%. On average, total earning assets increased by $38.2 million or 6.2%, and the yield on these assets has decreased 15 basis points from 7.72% to 7.57%. The increase in average earning assets was primarily due to a $30.8 million or 8.1% increase in average loans outstanding. Year to date, average commercial loans have increased $29.2 million or 19.9%, with average mortgages increasing $2.4 million or 2.6%. These increases were somewhat offset by an $862 thousand or 0.6% decrease in average consumer loans outstanding. Additionally, average interest-bearing deposits and federal funds sold were $6.4 million higher than a year ago, and the securities portfolio average was up $1.0 million. Interest expense for the nine month period ended September 30, 2001 totaled $16.815 million as compared to $16.327 million a year ago, an increase of 3.0%. While, on average, total funding liabilities have grown $35.7 million or 6.0%, we have seen the total cost of these funds drop 10 basis points, from 3.68% to 3.58%. Average year to date deposits are up $22.1 million or 4.3%, primarily due to increases in average time deposits (+$12.8 million) and insured money market accounts (+$9.5 million). Other significant average funding liability changes include a $20.2 million increase in term and repurchase agreement advances from the Federal Home Loan Bank, offset to some extent by a $6.6 million decrease in average overnight borrowings. Our resulting net interest margin of 4.14% represents a decline of 5 basis points as compared to a year ago.

For reasons noted in the discussion above relating to third quarter results, the provision for loan losses is up $50 thousand from $563 thousand to $613 thousand.

Non-interest income, excluding the securities gains mentioned above, has increased $569 thousand or 7.7%. The areas having the most significant impact on this increase include credit card merchant earnings (+$229 thousand), service charges (+$112 thousand), cash management fees (+$88 thousand), checkcard interchange income (+$87 thousand) and earnings from our equity investment in Cephas Capital Partners, LLP (+$89 thousand). Trust and Investment Services income generated by our $1.3 billion Trust and Investment Center, while down $85 thousand due to the volatility in the equities markets, continues to be our largest source of non-interest income, totaling $3.673 million.

Operating expenses year to date have increased $1.003 million or 5.9%. Salaries and benefits, the largest operating expense item, have increased $618 thousand to $8.718 million. The primary factors impacting this year to date increase include an increase in average full time equivalent employees (+10 Ave. FTE's), a $314 thousand reduction in our net periodic pension credit and a $68 thousand increase in health insurance costs. Another area that has had a significant impact on the year to date operating expense increase relates to credit card processing costs, which are up $341 thousand, primarily related to merchant processing and card activity.

Also of note, on September 4th of this year, our financial services subsidiary, CFS Group, Inc. commenced operations. Through this subsidiary we now offer a wide array of uninsured financial products including mutual funds, brokerage services, annuity and other insurance products. Due to pre-opening costs primarily related to staffing and training, this subsidiary has realized a net year to date loss of approximately $66 thousand. However, over time, we expect this subsidiary to provide an additional source of non-interest income.

A $994 thousand increase in pre-tax income and an increase in our effective tax rate from 31.3% to 32.7% has resulted in the $448 thousand increase in income tax expense. The increase in the effective tax rate is primarily related to a reduction in tax exempt income as a percentage of pre-tax income.

Liquidity and Capital Resources

During the first nine months of 2001, cash and cash equivalents increased by $13.0 million as compared to an increase of $4.8 million during the first nine months of 2000. In addition to cash provided by operating activities, other primary sources of cash in 2001 included proceeds from maturities, sales and principal payments on securities ($125.5 million), an increase in securities sold under agreements to repurchase ($18.8 million), and an increase in deposits ($33.6 million). In addition to cash provided by operating activities, the, primary cash flow sources in 2000 included an increase in deposits ($52.3 million) and proceeds from maturities, sales and principal payments on securities ($41.5 million). The substantial increase in proceeds from securities transactions is due in large part to lower interest rates which resulted in $73.5 million of federal agency bonds being called during the first nine months of 2001, as well as an acceleration of mortgage-backed securities paydowns. The 2001 increase in securities sold under agreements to repurchase is the result of additional leveraging during 2001.

Cash generated in both years has been used primarily to fund growth in earning assets, as well as to reduce Federal Home Loan Bank advances. During the first nine months of 2001, the purchase of securities and the funding of loans, net of repayments, totaled $127.1 million and $34.3 million, respectively. Other significant uses of cash during the first nine months of 2001 included the repayment of Federal Home Loan Bank advances ($8.4 million), payment of cash dividends ($2.6 million), investment in premises and equipment ($2.0 million) and the purchase of treasury shares ($1.9 million). During the first nine months of 2000, the purchase of securities and funding of loans, net of repayments, totaled $31.3 million and $32.0 million, respectively. Repayment of Federal Home Loan Bank advances totaled $29.7 million. In addition to the above, the Corporation paid $2.5 million in cash dividends and invested $2.7 million in premises and equipment during the first nine months of 2000.

As of September 30, 2001, the Corporation's consolidated leverage ratio was 9.69%. The Tier I and Total Risk Adjusted Capital ratios were 14.93% and 15.97%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first nine months of 2001, the Corporation acquired 80,214 treasury shares at an average price of $23.15. The Corporation sold from treasury 30,130 shares for the employee profit sharing, savings and investment plan, and 788 shares as a distribution related to the directors' deferred compensation plan.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant over a two year period. Of the total treasury shares purchased year to date, 28,578 shares have been purchased since the announcement of this program.

During the third quarter, the Corporation declared a cash dividend of $0.23 per share, a 4.5% increase when compared to the $0.22 per share dividend declared during the third quarter of 2000. Cash dividends declared year to date total $0.67 per share as compared to $0.64 per share last year, an increase of 4.7%.

Non-Performing Loans and Allowance For Loan Losses

The amount expensed to the loan loss provision during the first nine months of 2001 totaled $613 thousand, up from the $563 thousand expensed during the first nine months of 2000. This increase is based upon the level of loans outstanding, past loss experience, and an ongoing review of the risk inherent in our loan portfolio. While net charge-offs are somewhat lower than a year ago, an increasing percentage of the total portfolio is in commercial-related loans, generally having more inherent credit risk, especially with a weakening local and national economy. At 1.14% of total loans at September 30, 2001, the allowance for loan losses is viewed by management as reasonable and adequate relative to the inherent risk of loss in the loan portfolio. The allowance for loan losses to total loans at December 31, 2000 was 1.19%. Non-performing loans on September 30, 2001 constituted 0.40% of total loans as compared to 0.43% on December 31, 2000.

Transactions in the allowance for loan losses are as follows:
(in thousands of dollars)	Nine Months Ended Sept 30
	2001	2000
Balance at beginning of period	$4,708	$4,665
Charge-offs:
Commercial, financial and agricultural	(63)	(13)
Commercial mortgages	(2)	-
Residential mortgages	(5)	(18)
Consumer loans	(592)	(630)
Total	(662)	(661)
Recoveries:
Commercial, financial and agricultural	49	20
Commercial mortgages	8	-
Residential mortgages	11	-
Consumer loans	106	89
Total	174	109
Net charge-offs	(488)	(552)
Provisions charged to operations	613	563
Balance at end of period	$4,833	$4,676

The following table summarizes the Corporation's non-performing loans (in thousands):
	Sept 30, 2001	December 31, 2000
Non-accrual loans	$ 783	$1,078
Troubled debt restructurings	368	405
Loans 90 days or more past due and still accruing interest	573	224
Total non-performing loans	$1,724	$1,707

At September 30, 2001, the Corporation has no commercial or commercial mortgage loans for which payments are presently current but the borrowers are currently experiencing severe financial difficulties. At September 30, 2001, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

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

The Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. At September 30, 2001, it is estimated that an immediate 200-basis-point increase in interest rates would positively impact our net interest income by 1.14% and an immediate 200-basis-point decrease in interest rates would negatively impact our net interest income by 14.69%. The risk to declining interest rates is slightly over the estimated tolerance of 12.00%. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when a 200-basis-point shock is modeled. Also, the nature of the Corporation's callable US Agency, as well as potential prepayments in the Mortgage Backed Securities portfolio and Mortgage loan portfolio, results in less interest income in periods of declining interest rates, as called bonds and increased prepayments result in higher levels of repricing of assets at lower rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate decrease in interest rates across the yield curve is unlikely at this time.

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

Additionally, the ALCO monitors the expected fluctuation of the Corporation's market value of equity with changes to interest rates. Appropriate risk limits have been established in the event of adverse changes to interest rates. At September 30, 2001, the exposure to changing interest rates was within the guidelines established by management.

Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Corporation's business activities.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Applicable Exhibits

(3.1)	None

(3.2)	None

(b)	Reports on Form 8-K

During the quarter ended September 30, 2001, no reports on Form 8-K or amendments to any previously filed Form 8-K were filed by the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there to duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	November 9, 2001	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	November 9, 2001	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO