Form 10-K
period 2001-12-31
CHEMUNG FINANCIAL CORP
filed 2002-03-25
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

The aggregate market value of Common Stock held by non-affiliates on February 28, 2002 was $57,793,468

As of February 28, 2002 there were 3,945,566 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on May 15, 2002 are incorporated by reference into Parts III and IV.

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

Passage of the Gramm-Leach-Bliley Act during the fourth quarter of 1999 permitted qualified bank holding companies to elect to become financial holding companies and to engage in expanded financial activities. During the second quarter of 2000, Chemung Financial Corporation exercised this election, and on June 22, 2000 received approval from the Federal Reserve Bank of New York. This provides the Corporation with the flexibility to offer a wider array of financial services, such as insurance products, mutual funds, and brokerage services. This will allow us to better serve the needs of our clients as well as provide an additional source of fee based income. To that end, the Corporation established a financial services subsidiary, CFS Group, Inc., which commenced operation during September of 2001. As such, Chemung Financial Corporation now operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company (the "Bank"), a full-service community bank with full trust powers, and CFS Group, Inc., a financial services subsidiary.

The Corporation is subject to applicable federal laws relating to bank holding companies as well as federal securities laws, State Corporation Law and State Banking Law.

(b) Financial information about industry segments

The Corporation and the Bank are engaged only in banking and bank-related businesses. During 2000, the Corporation established a financial services subsidiary, CFS Group, Inc., to provide additional financial services. CFS Group, Inc. began operations during September 2001. Exhibits I through VI included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, set forth financial information with respect to the Corporation's financial position and results of operations. Management's Discussion and Analysis of Financial Condition and Results of Operations, including Exhibits I through VI, is incorporated herein by reference.

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

There have been no material changes in the manner of doing business by the Corporation or the Bank during the fiscal year ended December 31, 2001.

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

Research and Development

Expenditures for research and development were immaterial for the years 2001, 2000, and 1999.

Employees

As of December 31, 2001, the Bank employed 315 persons on a full-time equivalent basis.

Excutive Officers

The executive officers of the Corporation are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. Each executive officer of the Corporation is also an executive officer of the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

Name	Age	Position (served since)
Jan P. Updegraff	59

President and Chief Executive Officer of the Corporation and the Bank (1998); formerly President and Chief Operating Officer of the Corporation and the Bank (1996); and Vice President and Treasurer of the Corporation and Executive Vice President of the Bank (1990).

James E. Corey III	55	Vice President of the Corporation (1993) and Executive Vice President of the Bank (1998); formerly Senior Vice President of the Bank (1993).
Jerome F. Denton	50	Vice President of the Corporation (1997); formerly Secretary (1986); Executive Vice President of the Bank (1998); formerly Senior Vice President of the Bank (1996).
Thomas C. Karski	56	Vice President of the Corporation (1998) and Senior Vice President of the Bank (1998); formerly Vice President of the Bank (1987).
Joseph P. Manning	63	Vice President of the Corporation (1998) and Senior Vice President of the Bank (1998); formerly Vice President of the Bank (1993).
John R. Battersby, Jr.	51	Senior Vice President, Chief Financial Officer of the Bank (1998); Treasurer of the Corporation and the Bank (1995); formerly Vice President of the Bank (1995).
Jane H. Adamy	51	Secretary of the Corporation (2000) and Vice President and Secretary of the Bank (2000); formerly Vice President of the Bank (1998) and Senior Trust Officer (1993).

(d) Financial information about foreign and domestic operations and export sales

Neither the Corporation nor the Bank relies on foreign sources of funds or income.

(e) Statistical disclosure by bank holding companies

The following disclosures present summarized statistical data covering the Corporation and the Bank.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2001			2000			1999
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:	(Dollars in thousands)
Loans	$416,370	34,046	8.18%	382,788	33,160	8.66%	346,550	29,446	8.50%
Taxable securities	209,630	13,486	6.43	201,641	13,087	6.49	204,635	12,718	6.21
Tax-exempt securities	24,168	1,107	4.58	28,359	1,298	4.58	28,094	1,275	4.54
Federal funds sold	6,009	271	4.51	2,839	184	6.48	9,870	484	4.90
Interest-bearing deposits	2,635	212	8.05	1,755	249	14.19	2,412	254	10.52

Total earning assets	658,812	49,122	7.46%	617,382	47,978	7.77%	591,561	44,177	7.47%

Non-earning assets:
Cash and due from banks	24,864			24,070			24,868
Premises and equipment, net	14,137			13,040			10,689
Other assets	12,000			12,242			9,264
Allowance for loan losses	(4,832)			(4,708)			(4,620)
Intangibles and AFS valuation allowance	13,661			4,996			10,507
Total	718,642			667,022			642,269

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Demand deposits	40,553	432	1.07%	40,939	518	1.27%	41,596	525	1.26%
Savings and insured money market deposits	149,301	3,807	2.55	141,000	4,367	3.10	151,262	4,342	2.87
Time deposits	238,222	12,552	5.27	227,465	13,010	5.72	202,239	10,230	5.06
Federal Home Loan Bank advances and securities sold under agreements to repurchase	97,375	4,901	5.03	77,459	4,160	5.37	73,946	3,631	4.91

Total interest-bearing liabilities	525,451	21,692	4.13%	486,863	22,055	4.53%	469,043	18,728	3.99%

Non-interest-bearing liabilities:
Demand deposits	105,585			105,795			99,035
Other liabilities	9,469			6,308			7,892
Total liabilities	640,505			598,966			575,970
Shareholders' equity	78,137			68,056			66,299
Total	718,642			667,022			642,269

Net interest income		$27,430			$25,923			$25,449

Net interest rate spread			3.33%			3.24%			3.48%

Net interest margin			4.16%			4.20%			4.30%

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

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	2001 Compared to 2000			2000 Compared to 1999
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$2,795	(1,909)	886	3,147	567	3,714
Taxable securities	520	(121)	399	(191)	560	369
Tax-exempt securities	(191)	0	(191)	12	11	23
Federal funds sold	156	(69)	87	(422)	122	(300)
Interest-bearing deposits	96	(133)	(37)	(80)	75	(5)
Total earning assets	$3,376	(2,232)	1,144	2,466	1,335	3,801
Interest paid on:
Demand deposits	(5)	(81)	(86)	(7)	0	(7)
Savings and insured money market deposits	247	(807)	(560)	(308)	333	25
Time deposits	597	(1,055)	(458)	1,359	1,421	2,780
Federal Home Loan Bank advances and securities sold under agreements to repurchase	1,017	(276)	741	178	351	529
Total interest-bearing liabilities	$1,856	(2,219)	(363)	1,222	2,105	3,327
Net interest income	$1,520	(13)	1,507	1,244	(770)	474
  The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):

	December 31,
	2001	2000	1999
U.S. Treasury and other U.S. Government agencies	$100,129	90,669	108,038
Mortgage-backed securities	92,993	87,129	73,747
State and political subdivisions	24,654	25,054	29,290
Corporate bonds and notes	15,022	12,229	10,180
Corporate stocks	13,455	14,192	14,735
Total	$246,253	229,273	235,990

Included in the above table are $239,137, $222,707 and $227,384 (in thousands of dollars) of securities available for sale at December 31, 2001, 2000 and 1999, respectively.

The following table sets forth the maturities of debt securities at December 31, 2001 and the weighted average yields of such securities (all securities are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (in thousands of dollars):
	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
U.S. Government agencies	27,563	6.59%	30,734	5.28%
Mortgage-backed securities	443	6.07%	10,691	6.64%
State and political subdivisions	4,865	4.74%	7,322	6.76%
Corporate bonds and notes	-	-	5,249	6.30%
Total	$32,871	6.31%	$53,996	5.84%
	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Government agencies	$40,264	6.04%	$ 1,569	7.27%
Mortgage-backed securities	33,607	6.01%	48,251	5.98%
State and political subdivisions	12,313	6.96%	345	8.72%
Corporate bonds and notes	2,215	8.01%	7,367	6.85%
Total	$88,399	6.21%	$57,532	6.14%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years (in thousands of dollars):

	December 31,
	2001	2000	1999	1998	1997
Commercial, financial and agricultural	$188,332	158,448	135,305	113,865	102,816
Residential mortgages	101,169	92,627	90,318	89,544	79,753
Consumer loans	134,627	143,743	134,616	126,097	114,593
Total	$424,128	394,818	360,239	329,506	297,162

The following table shows the maturity of loans (excluding residential mortgages and consumer loans) outstanding as of December 31, 2001. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates (in thousands of dollars):

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$ 59,947	$ 33,809	$ 94,576	$188,332
Loans maturing after one year with:
Fixed interest rates		$ 22,331	$ 22,237
Variable interest rates		$ 11,478	$ 72,339
Total		$ 33,809	$ 94,576

Non-accrual and Past Due Loans

The following table summarizes the Corporation's non-accrual and past due loans (in thousands of dollars):

	December 31,
	2001	2000	1999	1998	1997

Non-accrual loans (1)	$1,490	1,078	640	4,458	930
Accruing loans past due 90 days or more	$4,065	224	281	395	688

Information with respect to non-accrual loans at December 31, 2001, 2000 and 1999 is as follows (in thousands of dollars):
	December 31,
	2001	2000	1999
Non-accrual loans	$1,490	$1,078	$640

Interest income that would have been recorded under original terms	104	118	78

Interest income recorded during the period	102	89	61

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

Potential Problem Loans

At December 31, 2001, in addition to non-performing loans, the Corporation, through its loan review function, has identified 19 commercial relationships totaling $7.3 million which it has internally classified as sub-standard. Included in this total are two relationships which total $4.7 million. While in a performing status as of December 31, 2001, these loans, given the current economic climate, have the potential to become non-performing. In addition, at December 31, 2001, there is one relationship totaling $4.6 million internally classified as special mention, for which adverse financial performance and cash flow information became available to management subsequent to December 31, 2001. This new information will cause this relationship to be classified as sub-standard subsequent to December 31, 2001. It is also expected that the loans in this relationship could be placed on non-performing status in the first quarter of 2002. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Loan Concentrations

At December 31, 2001, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Other Earning Assets

At December 31, 2001, the Corporation has no earning assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

Summary of Loan Loss Experience

This table summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2001 (in thousands of dollars):
	Years Ended December 31,
	2001	2000	1999	1998	1997
Allowance for loans losses at beginning of year	$4,708	4,665	4,509	4,145	3,975
Charge-offs:
Commercial, financial and agricultural	139	65	38	13	77
Real estate mortgages	5	4	12	16	53
Consumer loans	806	770	624	552	640
Home equity	-	14	16	13	-
Total	950	853	690	594	770
Recoveries:
Commercial, financial and agricultural	64	29	43	35	14
Real estate mortgages	12	-	-	-	-
Consumer loans	143	117	130	123	76
Total	219	146	173	158	90
Net charge-offs	731	707	517	436	680
Provision charged to operations	1,100	750	673	800	850
Allowance for loan losses at end of year	$5,077	4,708	4,665	4,509	4,145
Ratio of net charge-offs during year to average loans outstanding (1)	..18%	..18%	..15%	.. 14%	..23%

(1) Daily balances were used to compute average outstanding loan balances.

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans. The unallocated portion of the allowance represents risk elements in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated allowance include historical loan loss history, current economic conditions, and loan growth. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2001:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans
Balance at end of period applicable to:	2001	%	2000	%	1999	%	1998	%	1997	%

Commercial, financial and agricultural	$2,360	33.0	1,697	29.2	1,227	25.4	2,081	24.0	1,402	22.5
Commercial mortgages	691	11.4	522	11.0	334	12.2	21	12.0	132	14.0
Residential mortgages	368	23.8	152	23.4	185	25.0	88	25.7	31	24.8
Consumer loans	1,290	31.8	1,536	36.4	1,416	37.4	1,007	38.3	823	38.7
	4,709	100.0	3,907	100.0	3,162	100.0	3,197	100.0	2,388	100.0
Unallocated	368	N/A	801	N/A	1,503	N/A	1,312	N/A	1,757	N/A
Total	$5,077	100.0	4,708	100.0	4,665	100.0	4,509	100.0	4,145	100.0

The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$105,585	- %	105,795	- %	99,035	- %
Interest-bearing demand deposits	40,553	1.07	40,939	1.27	41,596	1.26
Savings and insured money market deposits	149,301	2.55	141,000	3.10	151,262	2.87
Time deposits	238,222	5.27	227,465	5.72	202,239	5.06
	$533,661		515,199		494,132

Scheduled maturities of time deposits at December 31, 2001 are summarized as follows (in thousands of dollars):
2002	$178,143
2003	28,612
2004	11,499
2005	5,872
2006	5,768
2007 and thereafter	22
$229,916

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2001 are summarized as follows (in thousands of dollars):
3 months or less	$34,905
Over 3 through 6 months	1,640
Over 6 through 12 months	5,388
Over 12 months	15,590
$57,523

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2001	2000	1999
Return on average assets	1.18%	1.31%	1.31%
Return on average equity	10.87	12.86	12.66
Return on beginning equity	11.43	13.41	12.70
Dividend payout ratio	42.20	39.67	36.90
Average equity to average assets ratio	10.87	10.20	10.32
Year-end equity to year-end assets ratio	10.92	10.99	10.00

Short-Term Borrowings

For each of the three years in the period ended December 31, 2001, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is incorporated herein by reference from note 7 and note 8 to the consolidated financial statements, included as Exhibit D of Exhibit Listing 13.

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

The Bank holds one (1) of its branch facilities (Bath Office), three (3) automated teller facilities (Elmira/Corning Regional Airport, Elmira College and WalMart Store) and an office facility in Binghamton for Trust and Investment business activity under lease arrangements; and owns the rest of its offices including the main office and the adjacent office building.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation's stock is traded in the over-the-counter market. Incorporated herein by reference to portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management. Also incorporated herein by reference to a part of the Corporation's 2001 Annual Report are the dividends paid by the Corporation for each quarter of the last three (3) years. The number of shareholders of record on February 28, 2002 was 702.

ITEM 6. SELECTED FINANCIAL DATA

The Financial Data Exhibits included in Management's Discussion and Analysis of Financial Condition and Results of Operations and presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference to Exhibit C of Exhibit Listing 13.

OTHER SELECTED FINANCIAL DATA
Unaudited Quarterly Financial Data:	2001
(in thousands except per share data)	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$12,202	$12,469	$12,395	$12,056
Interest expense	5,797	5,687	5,330	4,877
Net interest income	6,405	6,782	7,065	7,179
Provision for loan losses	188	188	238	487
Net interest income after provision for loan losses	6,217	6,594	6,827	6,692
Total other operating income	2,457	2,872	3,126	1,752
Total other operating expenses	5,889	6,020	6,030	6,112
Income before income tax expense	2,785	3,446	3,923	2,332
Income tax expense	868	1,098	1,351	676
Net Income	$ 1,917	$ 2,348	$ 2,572	$ 1,656

Basic earnings per share	$ 0.47	$ 0.58	$ 0.63	$ 0.41

	2000
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$11,505	$11,882	$12,261	$12,330
Interest expense	5,107	5,468	5,751	5,728
Net interest income	6,398	6,414	6,510	6,602
Provision for loan losses	188	188	188	187
Net interest income after provision for loan losses	6,210	6,226	6,322	6,415
Total other operating income	2,315	2,515	2,508	2,694
Total other operating expenses	5,671	5,656	5,611	5,519
Income before income tax expense	2,854	3,085	3,219	3,590
Income tax expense	896	962	1,011	1,125
Net Income	$ 1,958	$ 2,123	$ 2,208	$ 2,465

Basic earnings per share	$ 0.48	$ 0.52	$ 0.54	$ 0.60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 305 of Regulation S-K is included in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001 and is incorporated herein by reference to Exhibit C of Exhibit Listing 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report and consolidated financial statements as presented in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference to Exhibit D of Exhibit Listing 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information set forth under the captions "Nominees For Election of Directors" and the Section 16(a) disclosure set forth under the caption "Security Ownership of Management", as presented in the registrant's Proxy Statement, dated April 5, 2002, relating to the Annual Meeting of Shareholders to be held on May 15, 2002, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

EXECUTIVE OFFICERS

The information concerning Executive Officers of the Corporation is incorporated herein by reference from Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Directors Compensation"; "Directors' Personnel Committee Report on Executive Compensation"; "Comparative Return Performance Graph"; "Executive Compensation"; "Pension Plan"; "Profit-Sharing, Savings and Investment Plan"; "Employment Contracts"; and "Other Compensation Agreements", presented in the registrant's Proxy Statement, dated April 5, 2002, relating to the Annual Meeting of Shareholders to be held on May 15, 2002, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", presented in the registrant's Proxy Statement, dated April 5, 2002, relating to the Annual Meeting of Shareholders to be held on May 15, 2002, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions", presented in the registrant's Proxy Statement, dated April 5, 2002, relating to the Annual Meeting of Shareholders to be held on May 15, 2002, is incorporated herein by reference to Exhibit F of Exhibit Listing 22.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements and Independent Auditors' Report

The following consolidated financial statements and Independent Auditors' Report of Chemung Financial Corporation and subsidiaries, included in the Annual Report of the registrant to its shareholders as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, are incorporated by reference in Item 8:
-	Independent Auditors' Report
-	Consolidated Balance Sheets - December 31, 2001 and 2000
-	Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999
-	Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years ended December 31, 2001, 2000 and 1999
-	Consolidated Statements of Cash Flows-Years ended December 31, 2001, 2000 and 1999
-	Notes to Consolidated Financial Statements - December 31, 2001, 2000 and 1999

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

Exhibit (13)	Annual Report to Shareholders for the year ended December 31, 2001.
	Table of Quarterly Market Price Ranges.	EXHIBIT A
	Table of Dividends Paid.	EXHIBIT B
	Management's Discussion and Analysis of Financial Condition and Results of Operations including Financial Data Exhibits. Quantitative and Qualitative disclosures about Market Risk	EXHIBIT C
	Consolidated Financial Statements and Independent Auditors' Report.	EXHIBIT D
Exhibit (21)	Subsidiaries of the registrant.	EXHIBIT F
Exhibit (22)	Registrant's Notice of Annual Meeting, Proxy Statement dated April 5, 2002, and Proxy Form	EXHIBIT G

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended December 31, 2001.

(c) Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules

None

ANNUAL REPORT ON FORM 10-K

ITEM 14(c)
CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2001

CHEMUNG FINANCIAL CORPORATION
ELMIRA, NEW YORK
____________________________________
EXHIBIT LISTING		EXHIBIT

EXHIBIT 13		Annual Report To Shareholders For The Year Ended December 31, 2001

	A	Table of Quarterly Market Price Ranges

	B	Table of Dividends Paid

	C	Management's Discussion and Analysis of Financial Condition and Results of Operations including Financial Data Exhibits, and the Quantitative and Qualitative Disclosures about Market Risk

	D	Consolidated Financial Statements and Independent Auditors' Report

EXHIBIT 21	F	Subsidiaries of the Registrant

EXHIBIT 22	G	Notice of Annual Meeting, Proxy Statement dated April 5, 2002, and Proxy Form

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 13, 2002	By /s/ Jan P. Updegraff
Jan P. Updegraff President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert E. Agan Robert E. Agan	Director	March 13, 2002
David J. Dalrymple	Director
Robert H. Dalrymple	Director
/s/ Frederick Q. Falck Frederick Q. Falck	Director	March 13, 2002
/s/ Stephen M. Lounsberry Stephen M. Lounsberry	Director	March 13, 2002
/s/ Thomas K. Meier Thomas K. Meier	Director	March 13, 2002
/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 13, 2002
/s/ John F. Potter John F. Potter	Director	March 13, 2002
/s/ Charles M. Streeter, Jr. Charles M. Streeter, Jr.	Director	March 13, 2002
/s/ Richard W. Swan Richard W. Swan	Director	March 13, 2002
William A. Tryon	Director
/s/ William C. Ughetta William C. Ughetta	Director	March 13, 2002
/s/ Nelson Mooers van den Blink Nelson Mooers van den Blink	Director	March 13, 2002
/s/ Jan P. Updegraff Jan P. Updegraff	Director, President & Chief Executive Officer	March 13, 2002
Attest /s/ Jane H. Adamy Jane H. Adamy	Secretary	March 13, 2002