Form 10-Q
period 2002-03-31
CHEMUNG FINANCIAL CORP
filed 2002-05-13
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2002

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002

Common Stock, $.01 par value -- outstanding 3,940,936 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3:	Quantitive and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	12

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K	14

	All other items required by Part II are either inapplicable or would require an answer which is negative.

SIGNATURES		15

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2002 Unaudited	DECEMBER 31, 2001
ASSETS
Cash and due from banks	$ 24,288,606	29,023,378
Federal funds sold	21,800,000	-
Interest-bearing deposits with other financial institutions	1,470,041	1,357,999
Total cash and cash equivalents	47,558,647	30,381,377

Securities available for sale, at estimated fair value	240,344,717	239,136,669
Securities held to maturity, estimated fair value of $7,470,188 at March 31, 2002 and $7,318,438 at December 31, 2001	7,360,289	7,116,489
Loans, net of deferred origination fees and costs, and unearned income	429,612,123	423,754,548
Allowance for loan losses	(5,306,613)	(5,077,091)
Loans, net	424,305,510	418,677,457

Premises and equipment, net	16,258,548	14,750,014
Goodwill and intangible assets, net of accumulated amortization	4,366,990	4,466,420
Other assets	11,037,928	10,543,328

Total assets	$751,232,629	725,071,754

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$107,685,955	110,805,658
Interest-bearing	441,204,889	409,881,344
Total deposits	548,890,844	520,687,002
Securities sold under agreements to repurchase	90,269,184	79,457,282
Federal Home Loan Bank advances	25,000,000	37,600,000
Accrued interest payable	1,820,658	2,106,972
Dividends payable	907,491	911,772
Other liabilities	4,777,464	5,147,149

Total liabilities	671,665,641	645,910,177

Shareholders' equity:
Common Stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2002 and December 31, 2001
	43,001	43,001
Capital surplus	22,241,804	22,215,098
Retained earnings	59,199,854	58,257,076
Treasury stock, at cost (354,518 shares at March 31, 2002; 335,906 shares at December 31, 2001)	(7,065,977)	(6,515,591)
Accumulated other comprehensive income	5,148,306	5,161,993

Total shareholders' equity	79,566,988	79,161,577

Total liabilities and shareholders' equity	$751,232,629	725,071,754

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
	Three Months Ended
	March 31

INTEREST AND DIVIDEND INCOME	2002	2001

Loans	$ 7,761,990	8,489,993
Securities	3,423,999	3,492,415
Federal funds sold	44,452	150,019
Interest-bearing deposits	25,303	69,170

Total interest and dividend income	11,255,744	12,201,597

INTEREST EXPENSE

Deposits	3,185,854	4,767,582
Borrowed funds	312,547	315,818
Securities sold under agreements to repurchase	973,281	713,817

Total interest expense	4,471,682	5,797,217

Net interest income	6,784,062	6,404,380
Provision for loan losses	350,000	187,500

Net interest income after provision for loan losses	6,434,062	6,216,880

Other operating income:
Trust & investment services income	1,100,188	1,225,619
Service charges on deposit accounts	637,237	605,775
Net gain on sales of securities	245,379	-
Credit card merchant earnings	332,871	269,088
Other	387,910	356,472
Total other operating income	2,703,585	2,456,954

Other operating expenses:
Salaries & wages	2,444,807	2,253,060
Pension and other employee benefits	779,401	589,797
Net occupancy expenses	526,544	495,535
Furniture and equipment expenses	499,710	463,435
Other	2,243,710	2,087,522
Total other operating expenses	6,494,172	5,889,349

Income before income tax expense	2,643,475	2,784,485
Income tax expense	793,205	867,468

Net income	$ 1,850,270	1,917,017

Basic earnings per share	$0.46	$0.47

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31

CASH FLOWS FROM OPERATING ACTIVITIES:	2002	2001
Net income	$ 1,850,270	1,917,017

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of goodwill and intangible assets	99,430	146,826
Provision for loan losses	350,000	187,500
Depreciation and amortization	472,742	401,375
Amortization of premiums and accretion of discounts on securities, net	89,508	3,176
Net gain on sales of securities	(245,379)	-
Increase in other assets	(420,459)	(1,333,716)
Decrease in accrued interest payable	(286,314)	(80,679)
Expense related to restricted stock units for directors' deferred compensation plan	37,884	32,696
(Decrease) increase in other liabilities	(303,622)	71,065

Net cash provided by operating activities	1,644,060	1,345,260

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available for sale	9,981,250	-
Proceeds from maturities of and principal collected on securities available for sale	24,995,334	51,129,538
Proceeds from maturities of and principal collected on securities held to maturity	307,057	818,120
Purchases of securities available for sale	(36,097,760)	(49,787,797)
Purchases of securities held to maturity	(550,855)	(439,000)
Purchases of premises and equipment	(1,981,276)	(587,873)
Net increase in loans	(7,212,333)	(14,186,121)
Proceeds from sales of student loans	1,160,139	657,666

Net cash used in investing activities	(9,398,444)	(12,395,467)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	22,379,425	35,298,773
Net increase in certificates of deposit and individual retirement accounts	5,824,417	12,244,802
Net increase in securities sold under agreements to repurchase	10,811,902	9,231,364
Repayments of Federal Home Loan Bank advances	(12,600,000)	(8,400,000)
Purchase of treasury stock	(572,317)	(1,108,564)
Cash dividends paid	(911,773)	(886,729)

Net cash provided by financing activities	24,931,654	46,379,646

Net increase in cash and cash equivalents	17,177,270	35,329,439
Cash and cash equivalents at beginning of period	30,381,377	28,164,101

Cash and cash equivalents at end of period	$47,558,647	63,493,540

Supplemental disclosure of non-cash activity: Transfer of loans to other real estate owned	$ 74,140	-
Adjustment of securities available for sale to fair value, net of tax	$ (13,687)	1,618,484
Purchase of securities available for sale pending settlement	$ -	10,170,313

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

The data in the condensed consolidated balance sheet as of December 31, 2001 was derived from the Corporation's 2001 Annual Report to Shareholders. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 2001 Annual Report to Shareholders. Amounts in prior periods' condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2002 and December 31, 2001, and results of operations for the three-month periods ended March 31, 2002 and 2001, and cash flows for the three-month periods ended March 31, 2002 and 2001.

2. Basic Earnings Per Share

Basic earnings per share was computed by dividing net income by 4,009,299 and 4,070,994 weighted average shares outstanding for the three-month periods ended March 31, 2002 and 2001, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the three-month periods ended March 31, 2002 and 2001.

3. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires that all business combinations be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interests method of accounting. SFAS No. 141 did not change many of the provisions of APB No. 16 related to the application of the purchase method. However, SFAS No. 141 does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

SFAS No. 142 requires that acquired intangible assets (other than goodwill) be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified in the Statement. SFAS No. 142 currently excludes from its scope unidentifiable intangible assets recorded under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions."

SFAS No. 142 requires that goodwill be evaluated for impairment no later than December 31, 2002, and annually thereafter. The Corporation has concluded that the carrying value of its goodwill is not impaired.

The Corporation adopted SFAS No. 142 on January 1, 2002. At December 31, 2001, the Corporation had goodwill of $1,516,666 related to the acquisition of a bank in 1994. The amortization expense related to this goodwill amounted to $189,583 for the year ended December 31, 2001. In accordance with SFAS No. 142, the Corporation is no longer amortizing this goodwill subsequent to December 31, 2001, which will reduce non-interest expenses by $189,583 in 2002, as compared to 2001. Excluding the impact of this goodwill amortization for the three months ended March 31, 2001, net income would have been $1,964,413, or $0.48 basic earnings per share.

At March 31, 2002, the Corporation also has an intangible asset with a carrying amount of $2,850,324 (original amount of $5,965,793, net of accumulated amortization of $3,115,469) related to the acquisition of deposits from the Resolution Trust Company in 1994. This intangible asset is currently excluded from the scope of SFAS No. 142. The amortization expense related to this intangible asset totaled $99,430 for both the three months ended March 31, 2002 and 2001.

As of March 31, 2002, the remaining amortization period for this intangible asset is approximately 7.2 years. This intangible asset is being amortized on a straight-line basis. The estimated annual amortization expense is $397,720 for each of the years ended December 31, 2002 through 2006.

The FASB has previously stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72. Under SFAS No. 72, the intangible asset associated with the acquisition of deposits from the Resolution Trust Company continues to be amortized, as in prior periods. The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should instead be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. The FASB has made a preliminary decision for transition that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, the Corporation does not meet the criteria above to cease amortization of the unidentifiable intangible asset. Therefore, it appears as though the Corporation will be required to continue amortizing this intangible asset. The FASB plans to issue an Exposure Draft on this issue in the second quarter of 2002, and a final Statement by the end of 2002.

4. Comprehensive Income

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

Comprehensive income for the three month periods ended March 31, 2002 and 2001 was $1,836,583 and $3,535,501, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Income (Loss)	Three Months Ended March 31
	2002	2001
Unrealized net holding gains, net of tax (pre-tax amounts of $222,838 and $2,680,053 for the respective periods indicated)	$ 135,307	$1,618,484

Less: Reclassification adjustment for net (gains) losses realized in net income (pre-tax amounts of $245,379 and $0 for the respective periods indicated)	$(148,994)	-
Total other comprehensive (loss) income	$ (13,687)	$1,618,484

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three month period ended March 31, 2002, with comparisons to the comparable period in 2001, as applicable. The unaudited condensed consolidated interim financial statements and related notes, as well as the 2001 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior periods' unaudited condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Financial Condition

Consolidated assets at March 31, 2002 totaled $751.2 million, an increase of $26.2 million or 3.6% since the beginning of the year. Earning assets increased $29.2 million or 4.4%, the greatest growth being in federal funds sold which were up $21.8 million. As will be discussed below, this increase is primarily related to higher period-end deposit balances.

Total loans increased $5.9 million or 1.4%, with $4.8 million of this growth in the commercial portfolio. While the volume of activity has declined somewhat when compared to the first quarter of 2001, commercial loan request activity has been fairly steady. We continue to see solid growth in real estate lending, as the mortgage and home equity portfolios have increased $1.6 million and $1.2 million, respectively. The above growth has been somewhat offset primarily by a $1.7 million decrease in instalment loans due to the continued slowness in our indirect retail auto lending area.

The Available for Sale segment of the securities portfolio totaled $240.3 million at March 31, 2002, compared to $239.1 million at the end of 2001, an increase of $1.2 million. At amortized cost, major changes include increases in federal agency bonds ($5.8 million) and U.S. Treasury notes ($4.8 million), offset primarily by a decrease in mortgage-backed securities of $9.4 million due to paydowns. During the quarter, a $10.0 million federal agency bond purchase was leveraged with a $10.0 million term repurchase agreement entered into with the Federal Home Loan Bank of New York. The pre-tax valuation adjustment for net unrealized gains decreased $69 thousand as we have seen some increase in intermediate term market interest rates since the end of 2001. The Held to Maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $7.4 million as compared to $7.1 million at the end of 2001, an increase of $244 thousand.

The $1.5 million increase in premises and equipment is related to both renovations to our main office first floor as well as the purchase of a new mainframe computer system. These investments are part of an ongoing commitment to provide quality service to both existing and new clients. The above asset increases were offset primarily by a $4.7 million decrease in cash and due from banks due to lower period-end branch cash balances.

The growth in assets has been funded primarily by a $28.2 million or 5.4% increase in deposits since year-end. Public fund deposit balances were up $17.0 million, this increase attributed to real estate tax collections during the quarter as well as state aid checks received by local school districts. All other deposits increased $11.2 million, primarily due to higher personal account balances in demand deposits, savings and investment certificates. This increase in deposits coupled with the above mentioned mortgage-backed securities paydowns were the primary factors in the $21.8 million increase in federal funds sold, as well as the $12.6 million repayment of Federal Home Loan Bank advances. The increase in securities sold under agreements to repurchase relates primarily to the leveraged federal agency bond purchase discussed above.

Results of Operations

Net income for the first quarter totaled $1.850 million, down $67 thousand or 3.5% as compared to first quarter 2001 results. Earnings per share were down 2.1% from $0.47 to $0.46 per share on 61,695 fewer average shares outstanding. A primary reason for this decline in earnings was a $162.5 thousand increase in the provision for loan losses, from $187.5 thousand in the first quarter of last year to $350 thousand in the first quarter of 2002. This increase is in response to the continued impact of last year's weakened business environment which has resulted in an increase in non-performing loans, primarily related to a few large commercial relationships. It also recognizes the increased inherent risk in the loan portfolio as a result of the current business environment.

Aside from the above, the Corporation has shown strong growth with earning assets averaging $39.3 million or 6.2% higher than during the first quarter of 2001. The primary factors contributing to this increase include a $25.5 million or 6.4% increase in average loans, with the commercial portfolio growing $24.1 million or 14.8% on average. Additionally, the securities portfolio average increased $13.5 million or 6.1%, this growth associated with additional leveraging during both 2001 and the first quarter of this year. This growth has resulted in a $380 thousand or 5.9% increase in net interest income. Total interest and dividend income on earning assets was $11.256 million as compared to $12.202 million a year earlier, a decrease of $946 thousand or 7.8%. This decrease is obviously the result of the interest rate decline throughout 2001, with the yield on earning assets declining 102 basis points from 7.78% to 6.76%.

Total average funding liabilities have increased $36.4 million or 6.0% when compared to the first quarter of 2001. Of this growth, average securities sold under agreements to repurchase are up $33.8 million, the result of an increase in securities purchases funded by term repurchase agreements with the Federal Home Loan Bank of New York. Average deposits when compared to the first quarter of last year are down $192 thousand. This decrease is a function of lower average public fund balances, which have decreased approximately $35.4 million. All other deposits are up approximately $35.2 million on average, with much of this growth in personal demand deposit, savings and investment certificate averages. Due to the decline in interest rates, interest expense totaled $4.472 million as compared to $5.797 million a year earlier, a decrease of $1.326 million or 22.9%. The total cost of funds, including the effect of non-interest-bearing funding sources (such as demand deposits), decreased 105 basis points from 3.85% to 2.80%. The above yields and costs resulted in a net interest margin during the first quarter of 2002 of 4.07% as compared to 4.08% during the first quarter of 2001.

Other operating income increased $247 thousand or 10.0%. Included in this increase is a $245 thousand net gain on sales of securities. This gain resulted from the sale of a $10.0 million federal agency bond during March. It was expected that this bond, yielding 7.00%, along with another $22.0 million in agency bonds, would be called toward the end of April. In order to mitigate the re-investment rate risk on the full $32.0 million, management determined it prudent to sell the $10.0 million bond during March in order to lock in a rate at that time. The proceeds were re-invested at a yield of 6.00%. All other operating income was flat for the quarter with increases in credit card merchant earnings (+ $64 thousand), service charges (+ $31 thousand) and checkcard interchange income (+ $21 thousand) offset primarily by a $125 thousand decrease in trust and investment services income.

Operating expenses have increased $605 thousand or 10.3%. The most significant factor impacting this increase is a $381 thousand increase in salaries and wages, and pension and other employee benefits. The $192 thousand increase in salaries and wages is reflective of a higher number of employees as well as salary increases since the first quarter of last year. Of the $190 thousand increase in pension and other employee benefits, $103 thousand relates to an increase in pension costs. Due to the interest rate environment and the market decline during 2001, pension expense in the first quarter of this year totaled $50 thousand as compared to a net pension credit during the first quarter of 2001 totaling $53 thousand. Other significant factors influencing the overall operating expense increase include increases in credit card and merchant deposit services processing costs (+$107 thousand) and depreciation expense (+$70 thousand). The increase in credit card and merchant services processing cost is primarily a reflection of a higher level of credit card merchant activity. Depreciation increases relate to the increased investment in property and equipment over the past year. It should also be noted that in compliance with the provisions of SFAS No. 142, the Corporation did not incur any amortization expense related to goodwill during the first quarter of 2002. During the first quarter of 2001, amortization of goodwill totaled $47 thousand.

The $74 thousand decrease in income tax expense is primarily the result of lower pre-tax income, as well as a slight decrease in the effective tax rate.

Liquidity and Capital Resources

During the first three months of 2002, cash and cash equivalents increased by $17.2 million as compared to an increase of $35.3 million during the first quarter of 2001. In addition to cash provided by operating activities, other primary sources of cash in 2002 included proceeds from maturities, sales and principal payments on securities ($35.3 million), an increase in deposits ($28.2 million), and an increase in securities sold under agreements to repurchase ($10.8 million). During the first quarter of 2001, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($51.9 million), an increase in deposits ($47.5 million) and an increase in securities sold under agreements to repurchase ($9.2 million).

Cash generated from the above activities has been used primarily to fund growth in earning assets as well as to reduce Federal Home Loan Bank advances. During the first quarter of 2002, the purchase of securities and the funding of loans, net of repayments, totaled $36.6 million and $7.2 million, respectively. Repayment of Federal Home Loan Bank advances totaled $12.6 million. Other significant uses of cash during the first quarter of 2002 included purchases of premises and equipment ($2.0 million) and the payment of cash dividends ($912 thousand). During the first quarter of 2001, the purchase of securities and the funding of loans, net of repayments, totaled $50.2 million and $14.2 million, respectively. Repayment of Federal Home Loan Bank advances totaled $8.4 million. Other significant uses of cash during the first quarter of 2001 included the purchase of treasury shares ($1.1 million) and the payment of cash dividends ($887 thousand).

As of March 31, 2002, the Corporation's consolidated leverage ratio was 9.73%. Tier I and Total Risk Adjusted Capital ratios were 14.91% and 16.70%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the three months ended March 31, 2002, the Corporation acquired 19,721 treasury shares at an average price of $29.02 per share. A cash dividend of $0.23 per share was declared during the quarter, an increase of 4.5% compared to the $0.22 per share dividend declared in the first quarter of 2001.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant. Since the commencement of this repurchase program, the Corporation has acquired 65,360 shares.

Non-Performing Loans and Allowance For Loan Losses

Non-performing loans at March 31, 2002 totaled $9.102 million as compared to $5.633 million at December 31, 2001, an increase of $3.469 million. This increase is due to the addition of one commercial relationship totaling $4.473 million to the non-accrual loans category. As reported in the Corporation's annual Form 10-K filing, subsequent to December 31, 2001, information regarding this relationship became available to the Corporation indicating adverse financial performance and insufficient cash flows to service their debt. Accordingly, the relationship has been placed in non-accrual status. Also included in non-performing loans at March 31, 2002 and December 31, 2001 are loans totaling $2.895 million and $3.480 million, respectively, to one client which are greater than 90 days past due and still accruing interest. These loans are well-collateralized, and we anticipate that all interest will be brought current during the second quarter, and further that a substantial reduction in the principal will occur. The increase in non-performing loans is directly related to the slumping economy throughout 2001, and is reflective of the impact this has had on our clients, particularly some large commercial relationships. In addition to non-performing loans, as of March 31, 2002, the Corporation, through its loan review function, has identified 18 commercial relationships totaling $7.468 million which it has internally classified as sub-standard, which are currently in the accrual status, as compared to $7.049 million at December 31, 2001. Given the increased level of non-performing and classified relationships, and in recognition of the increased inherent risk of loss in the current loan portfolio, the Corporation increased its provision for loan losses during the first quarter to $350 thousand as compared to $187.5 thousand during the first quarter of last year. The Corporation anticipates that this higher level of provision will continue throughout 2002 if the various risk indicators noted above continue to show signs of increased inherent risk of loss. At March 31, 2002, the Corporation's allowance for loan losses totaled $5.307 million resulting in a coverage ratio of allowance to non-performing loans of 58.30%. Excluding the impact of the $2.895 million in loans mentioned above which are greater than 90 days past due and still accruing interest, and for which the Corporation anticipates no loss, this ratio would be 85.50%. An internal review of non-performing loans and the collateral coverage indicates that the current coverage ratio is adequate. The allowance for loan losses to total loans at March 31, 2002 was 1.24% as compared to 1.20% as of December 31, 2001.

Transactions in the allowance for loan losses are as follows:
(in thousands of dollars)	Three Months Ended March 31
	2002	2001
Balance at beginning of period	$5,077	4,708
Charge-offs:
Commercial, financial and agricultural	-	-
Commercial mortgages	-	-
Residential mortgages	(5)	-
Consumer loans	(184)	(199)
Total	(189)	(199)
Recoveries:
Commercial, financial and agricultural	30	18
Commercial mortgages	-	-
Residential mortgages	1	-
Consumer loans	38	43
Total	69	61
Net charge-offs	(120)	(138)
Provisions charged to operations	350	188
Balance at end of period	$5,307	4,758

The following table summarizes the Corporation's non-performing loans (in thousands):
	March 31,2002	December 31, 2001
Non-accrual loans	$5,912	1,490
Troubled debt restructurings	71	78
Loans 90 days or more past due and still accruing interest	3,119	4,065
Total non-performing loans	$9,102	5,633

At March 31, 2002, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans and the Corporation has no interest-bearing assets other than loans that meet the non-accrual, past due, restructured or potential problem loan criteria.

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

The Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. At March 31, 2002, it is estimated that an immediate 200-basis-point increase in interest rates would negatively impact our net interest income by 0.66% and an immediate 200-basis-point decrease in interest rates would negatively impact our net interest income by 14.12%. The risk to declining interest rates is slightly over the estimated tolerance of 12.00% set forth in our internal policy. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when a 200-basis-point shock is modeled. Also, the nature of the Corporation's callable US Agency portfolio, as well as potential prepayments in the mortgage-backed securities portfolio and mortgage loan portfolio, results in less interest income in periods of declining interest rates, as called bonds and increased prepayments result in higher levels of repricing of assets at lower rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate decrease in interest rates across the yield curve is unlikely at this time.

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

Additionally, the ALCO monitors the expected fluctuation of the Corporation's market value of equity with changes to interest rates. Appropriate risk limits have been established in the event of adverse changes to interest rates. At March 31, 2002, the exposure to changing interest rates was within the guidelines established by management.

Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Corporation's business activities.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Applicable Exhibits

(3.1)	None

(3.2)	None

(b)	Reports on Form 8-K

During the quarter ended March 31, 2002, no reports on Form 8-K or amendments to any previously filed Form 8-K were filed by the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	May 13, 2002	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	May 13, 2002	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO