Form 10-Q
period 2002-06-30
CHEMUNG FINANCIAL CORP
filed 2002-08-12
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2002

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2002

Common Stock, $.01 par value -- outstanding 3,824,387 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3:	Quantitive and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	14

PART II.	OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	16

Item 6:	Exhibits and Reports on Form 8-K	16

	All other items required by Part II are either inapplicable or would require an answer which is negative.

SIGNATURES		17

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2002 Unaudited	DECEMBER 31, 2001
ASSETS
Cash and due from banks	$ 24,608,658	29,023,378
Federal funds sold	6,700,000	-
Interest-bearing deposits with other financial institutions	1,239,755	1,357,999
Total cash and cash equivalents	32,548,413	30,381,377

Securities available for sale, at estimated fair value	244,840,149	239,136,669
Securities held to maturity, estimated fair value of $6,182,853 at June 30, 2002 and $7,318,438 at December 31, 2001	6,038,450	7,116,489
Loans, net of deferred origination fees and costs, and unearned income	432,819,771	423,754,548
Allowance for loan losses	(5,501,070)	(5,077,091)
Loans, net	427,318,701	418,677,457

Premises and equipment, net	16,307,802	14,750,014
Goodwill and intangible assets, net of accumulated amortization	4,267,560	4,466,420
Other assets	10,656,881	10,543,328

Total assets	$741,977,956	725,071,754

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$107,176,119	110,805,658
Interest-bearing	430,995,278	409,881,344
Total deposits	538,171,397	520,687,002
Securities sold under agreements to repurchase	88,163,948	79,457,282
Federal Home Loan Bank advances	25,000,000	37,600,000
Accrued interest payable	1,849,808	2,106,972
Dividends payable	904,023	911,772
Other liabilities	6,438,704	5,147,149

Total liabilities	660,527,880	645,910,177

Shareholders' equity:
Common Stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2002 and December 31, 2001
	43,001	43,001
Capital surplus	22,281,656	22,215,098
Retained earnings	60,537,759	58,257,076
Treasury stock, at cost (369,600 shares at June 30, 2002; 335,906 shares at December 31, 2001)	(7,494,154)	(6,515,591)
Accumulated other comprehensive income	6,081,814	5,161,993

Total shareholders' equity	81,450,076	79,161,577

Total liabilities and shareholders' equity	$741,977,956	725,071,754

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
	Six Months Ended June 30		Three Months Ended June 30
INTEREST AND DIVIDEND INCOME	2002	2001	2002	2001

Loans	$15,526,796	$17,084,476	7,764,806	8,594,483
Securities	6,834,510	7,235,622	3,410,511	3,743,207
Federal funds sold	97,370	209,630	52,918	59,611
Interest-bearing deposits	44,387	141,080	19,084	71,910

Total interest and dividend income	22,503,063	24,670,808	11,247,319	12,469,211

INTEREST EXPENSE

Deposits	6,360,213	9,209,958	3,174,359	4,442,376
Borrowed funds	617,956	655,271	305,409	339,453
Securities sold under agreements to repurchase	1,936,503	1,619,633	963,222	905,816

Total interest expense	8,914,672	11,484,862	4,442,990	5,687,645

Net interest income	13,588,391	13,185,946	6,804,329	6,781,566
Provision for loan losses	700,000	375,000	350,000	187,500

Net interest income after provision for loan losses	12,888,391	12,810,946	6,454,329	6,594,066

Other operating income:
Trust & investment services income	2,385,118	2,449,543	1,284,930	1,223,924
Service charges on deposit accounts	1,298,809	1,257,711	661,572	651,936
Credit card merchant earnings	674,256	573,413	341,385	304,325
Net gain on sale of securities	245,379	70,707	-	70,707
Other	1,240,317	977,419	852,407	620,947
Total other operating income	5,843,879	5,328,793	3,140,294	2,871,839

Other operating expenses:
Salaries & wages	4,891,195	4,511,380	2,446,388	2,258,320
Pension and other employee benefits	1,551,901	1,260,275	772,500	670,478
Net occupancy expenses	1,056,732	991,245	530,188	495,710
Furniture and equipment expenses	1,000,685	927,005	500,975	463,570
Other	4,479,810	4,219,649	2,236,100	2,132,127
Total other operating expenses	12,980,323	11,909,554	6,486,151	6,020,205

Income before income tax expense	5,751,947	6,230,185	3,108,472	3,445,700
Income tax expense	1,659,750	1,965,277	866,545	1,097,809

Net income	$ 4,092,197	$ 4,264,908	2,241,927	2,347,891

Basic earnings per share	$1.02	$1.05	$0.56	$0.58

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30

CASH FLOWS FROM OPERATING ACTIVITIES:	2002	2001
Net income	$ 4,092,197	4,264,908

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of goodwill and intangible assets	198,860	293,651
Provision for loan losses	700,000	375,000
Depreciation and amortization	946,751	802,887
Amortization of premiums and accretion of discounts on securities, net	240,527	(6,661)
Net gain on sales of securities	(245,379)	(70,707)
Decrease (increase) in other assets	166,096	(2,486,950)
(Decrease) increase in accrued interest payable	(257,164)	34,807
Expense related to restricted stock units for directors' deferred compensation plan	77,736	67,605
Increase in other liabilities	753,730	916,383

Net cash provided by operating activities	6,673,354	4,190,923

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available for sale	9,981,614	3,070,000
Proceeds from maturities of and principal collected on securities available for sale	54,838,515	70,914,520
Proceeds from maturities of and principal collected on securities held to maturity	1,826,492	2,025,641
Purchases of securities available for sale	(69,050,360)	(99,849,190)
Purchases of securities held to maturity	(748,449)	(591,993)
Purchases of premises and equipment	(2,504,539)	(1,339,714)
Net increase in loans	(11,314,686)	(28,225,204)
Proceeds from sales of student loans	1,693,793	1,299,549

Net cash used in investing activities	(15,277,620)	(52,696,391)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	14,006,190	(396,324)
Net increase in certificates of deposit and individual retirement accounts	3,478,205	12,707,924
Net increase in securities sold under agreements to repurchase	8,706,666	29,902,835
Federal Home Loan Bank advances	-	14,700,000
Repayments of Federal Home Loan Bank advances	(12,600,000)	(8,400,000)
Purchase of treasury stock	(1,000,494)	(1,160,164)
Sale of treasury stock	-	428,847
Cash dividends paid	(1,819,265)	(1,762,098)

Net cash provided by financing activities	10,771,302	46,021,020

Net increase (decrease) in cash and cash equivalents	2,167,036	(2,484,448)
Cash and cash equivalents at beginning of period	30,381,377	28,164,101

Cash and cash equivalents at end of period	$32,548,413	25,679,653

Supplemental disclosure of non-cash activity: Transfer of loans to other real estate owned	$ 279,649	-
Adjustment of securities available for sale to fair value, net of tax	$ 919,821	2,017,244

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

The data in the condensed consolidated balance sheet as of December 31, 2001 was derived from the audited consolidated financial statements in the Corporation's 2001 Annual Report to Shareholders. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2001 Annual Report to Shareholders. Amounts in prior periods' condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2002 and December 31, 2001, and results of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001.

2. Basic Earnings Per Share

Basic earnings per share was computed by dividing net income by 4,004,155 and 4,062,367 weighted average shares outstanding for the six-month periods ended June 30, 2002 and 2001, respectively, and 3,999,010 and 4,053,740 weighted average shares outstanding for the three-month periods ended June 30, 2002 and 2000, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the three-month and six-month periods ended June 30, 2002 and 2001.

3. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires that all business combinations be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interests method of accounting. SFAS No. 141 did not change many of the provisions of APB No. 16 related to the application of the purchase method. However, SFAS No. 141 does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

SFAS No. 142 requires that acquired intangible assets (other than goodwill) be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment on an annual basis based upon guidelines specified in the Statement. SFAS No. 142 currently excludes from its scope unidentifiable intangible assets recorded under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions."

SFAS No. 142 requires that goodwill be evaluated for impairment as of January 1, 2002. The Corporation has concluded that the carrying value of its goodwill is not impaired.

The Corporation adopted SFAS No. 142 on January 1, 2002. At December 31, 2001, the Corporation had goodwill of $1,516,666 related to the acquisition of a bank in 1994. The amortization expense related to this goodwill amounted to $189,583 for the year ended December 31, 2001. In accordance with SFAS No. 142, the Corporation is no longer amortizing this goodwill subsequent to December 31, 2001, which will reduce non-interest expenses by $189,583 in 2002, as compared to 2001. Excluding the impact of this goodwill amortization for the three and six months ended June 30, 2001, net income would have been $2,395,287, or $0.59 basic earnings per share and $4,359,699, or $1.07 basic earnings per share, respectively.

At June 30, 2002, the Corporation also has an intangible asset with a carrying amount of $2,750,894 (original amount of $5,965,793, net of accumulated amortization of $3,214,899) related to the acquisition of deposits from the Resolution Trust Company in 1994. This intangible asset is currently excluded from the scope of SFAS No. 142. The amortization expense related to this intangible asset totaled $99,430 for both the three months ended June 30, 2002 and 2001, and $198,860 for both the six months ended June 30, 2002 and 2001.

As of June 30, 2002, the remaining amortization period for this intangible asset is approximately 6.9 years. This intangible asset is being amortized on a straight-line basis. The estimated annual amortization expense is $397,720 for each of the years ended December 31, 2002 through 2006.

The FASB has previously stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72. Under SFAS No. 72, the intangible asset associated with the acquisition of deposits from the Resolution Trust Company continues to be amortized, as in prior periods. The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should instead be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. The FASB has made a preliminary decision for transition that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, the Corporation does not meet the criteria above to cease amortization of the unidentifiable intangible asset. Therefore, it appears that the Corporation will be required to continue amortizing this intangible asset. The FASB plans to issue a final Statement on this issue by the end of 2002.

4. Comprehensive Income

Comprehensive income of the Corporation represents net income plus other comprehensive income or loss, which consists of the net change in unrealized holding gains or losses on securities available for sale, net of the related tax effect. Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale as of the consolidated balance sheet dates, net of the related tax effect.

Comprehensive income for the three and six month periods ended June 30, 2002 was $3,175,435 and $5,012,018, respectively. Comprehensive income for the three and six month periods ended June 30, 2001 was $2,746,651 and $6,282,152, respectively. The following summarizes the components of other comprehensive income:

Other Comprehensive Income	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Unrealized net holding gains, net of tax (pre-tax amounts of $1,537,398, $731,015, $1,760,236 and $3,411,068 for the respective periods indicated)	$ 933,508	$ 441,460	$ 1,068,815	$ 2,059,944

Less: Reclassification adjustment for net gains realized in net income (pre-tax amounts of $0, $70,707, $245,379, and $70,707 for the respective periods indicated)	-	(42,700)	(148,994)	(42,700)
Total other comprehensive income	$ 933,508	$ 398,760	$ 919,821	$ 2,017,244

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation during the three and six month periods ended June 30, 2002, with comparisons to the comparable periods in 2001, as applicable. The unaudited condensed consolidated interim financial statements and related notes, as well as the 2001 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior periods' unaudited condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Forward-looking Statements

Statements included in this report include "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Chemung Financial Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, could cause Chemung Financial Corporation's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Corporation disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Consolidated assets at June 30, 2002 totaled $742.0 million, an increase of $16.9 million or 2.3% since the beginning of the year. Earning assets increased $20.3 million or 3.0% from year end 2001 to June 30, 2002. This increase is reflected primarily in the loan portfolio (+ $9.1 million), securities portfolio (+ $4.6 million) and federal funds sold (+ $6.7 million).

As noted above, total loans increased $9.1 million or 2.1% with $6.7 million of this growth in the commercial portfolio. Despite the weakness in the economy, commercial loan volume, while not as robust as a year ago, remains steady. While real estate lending has slowed somewhat, our mortgage and home equity portfolios have grown $775 thousand and $2.8 million, respectively, since the beginning of the year. The above increases have been somewhat offset primarily by a $1.0 million decrease in installment loans, however, we have seen some recent improvement in the indirect auto lending segment of this business.

The Available for Sale segment of the securities portfolio totaled $244.8 million at June 30, 2002, compared to $239.1 million at the end of 2001, an increase of $5.7 million. At amortized cost, major changes include increases in mortgage-backed securities ($8.1 million) and U.S. Treasury notes ($4.8 million), offset primarily by a decrease in federal agency bonds ($8.7 million). The pre-tax valuation adjustment for net unrealized gains has increased $1.5 million since the beginning of the year, reflecting the impact that lower intermediate and long-term market rates have had on the bond portfolio. The Held to Maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $6.0 million as compared to $7.1 million at the end of 2001, a decrease of $1.1 million.

The $1.6 million increase in premises and equipment is related primarily to continuing renovations to our main office first floor as well as the purchase of a new mainframe computer system. These investments are part of an ongoing commitment to provide quality service to both existing and new clients. The asset increases were offset primarily by a $4.4 million decrease in cash and due from banks due to lower period-end branch cash balances.

The year to date asset growth has been supported primarily by a $17.5 million or 3.4% increase in deposits. Period-end public funds deposit balances were up approximately $6.7 million. All other deposits increased $10.8 million primarily the result of higher personal account balances reflected in demand deposits, savings and investment certificates. The $8.7 million increase in securities sold under agreements to repurchase is the result of the purchase of a $10.0 million federal agency bond that was leveraged with a $10.0 million term repurchase agreement entered into with the Federal Home Loan Bank of New York. The fact that the growth in deposits and securities sold under agreements to repurchase has exceeded the growth in the loan and securities portfolios is the primary factor for the $6.7 million increase in federal funds sold, as well as the $12.6 million repayment of Federal Home Loan Bank advances.

Results of Operations

Second Quarter of 2002 vs. 2001

Net income for the second quarter totaled $2.242 million, down $106 thousand or 4.5% as compared to second quarter 2001 results. Earnings per share declined 3.4% from $0.58 to $0.56 per share on 54,730 fewer average shares outstanding. One of the major factors in this decline in earnings was a $162.5 thousand increase in the provision for loan losses, from $187.5 thousand in the second quarter of last year to $350 thousand in the second quarter of 2002. This increase is in response to the continuing impact of a weak business environment, which has resulted in an increase in non-performing loans, primarily related to a few large commercial relationships. It also recognizes the increased inherent risk in the loan portfolio as a result of the continued weakened business environment. Additionally, pension expense has increased $155 thousand from a periodic pension credit of $30 thousand during the second quarter of last year to a periodic pension expense of $125 thousand during the second quarter of this year. While the pension plan continues to be fully funded, the increase does reflect both the impact of a declining stock market on the value of plan assets as well as an increase in compensation. The above items impacted net earnings by approximately $193 thousand or $0.05 per share.

The Corporation has shown solid growth with earning assets averaging $25.6 million or 3.9% higher than during the second quarter of 2001. Approximately $17.7 million of this growth is in the loan portfolio, with the commercial portfolio representing $12.7 million or approximately 71.7% of the average loan increase. Additionally, the securities portfolio has increased $2.3 million on average, with overnight federal funds sold and interest bearing deposits averaging $5.5 million more than during the second quarter of 2001. The growth in earning assets did result in a $23 thousand increase in net interest income. Total interest and dividend income on earning assets was $11.247 million as compared to $12.469 million a year earlier, a decrease of $1.222 million or 9.8%. This decrease is related to the interest rate declines throughout 2001, with the yield on average earning assets declining 100 basis points from 7.58% to 6.58%.

Total average funding liabilities have increased $21.3 million or 3.4% when compared to the second quarter of 2001. Of this growth, average securities sold under agreements to repurchase are up $19.5 million, the result of an increase in securities purchases funded by term repurchase agreements with the Federal Home Loan Bank of New York. Average deposits when compared to the second quarter of last year are up $4.6 million despite public fund balances averaging approximately $31.2 million lower than last year. All other deposits are up approximately $35.8 million on average, with much of this growth in personal demand deposit, savings and investment certificate averages. Due to the decline in interest rates, interest expense totaled $4.443 million as compared to $5.688 million during the second quarter of last year, a decrease of $1.245 million or 21.9%. The total cost of funds, including the effect of non-interest-bearing funding sources (such as demand deposits) decreased 88 basis points from 3.60% to 2.72%. The above yields and costs resulted in a net interest margin during the second quarter of 2002 of 3.98% as compared to 4.12% during the second quarter of 2001.

Other operating income increased $268 thousand or 9.3%. Included in this increase is a $130 thousand increase in non-taxable gains on stock donations. Early in the quarter we determined that given the value of the stock used for these donations, and the volatility of the market, it would be advantageous to accelerate some future years' capital campaign contributions, resulting in the above noted increase. Excluding the increase in these non-taxable gains, all other non-interest income rose $138 thousand or 5.0%. The areas having the greatest impact on this increase include: trust and investment services fee income (+ $61 thousand), revenue generated by CFS Group, Inc. (+ $45 thousand), credit card merchant earnings (+ $37 thousand) and checkcard interchange income (+ $25 thousand.) During the second quarter of 2001 we did realize a $71 thousand net gain on the sale of securities. No such gains were realized during the second quarter of 2002.

Operating expenses were $466 thousand or 7.7% higher than the comparable period last year. Approximately $290 thousand of this increase was in salaries and wages, and pension and other employee benefits. The $193 thousand increase in salaries and wages is related to a higher number of employees as well as compensation increases since the second quarter of 2001. The increase in pension and other employee benefits is primarily due to the increase in pension costs noted earlier in this report. Other significant increases include credit card and merchant services processing costs, which have increased $107 thousand, primarily related to higher levels of credit card merchant activity. Additionally, depreciation expense has increased $70 thousand, resulting from increased investment in property and equipment. In accordance with the provisions of SFAS No. 142, the Corporation did not incur any amortization expense related to goodwill during the second quarter of 2002. During the second quarter of 2001, amortization of goodwill totaled $47 thousand.

The $231 thousand decrease in income tax expense is the result of lower pre-tax earnings as well as an increase in non-taxable income.

Year to date 2002 vs. 2001

Net income for the six month period ended June 30, 2002 was $4.092 million, a 4.0% decrease as compared to June 30, 2001 results. Earnings per share declined 2.9%, from $1.05 to $1.02 on 58,212 fewer average shares outstanding. As was the case with second quarter results, the year to date results have clearly been impacted by the increase in the provision for loan losses (+ $325 thousand) and the increase in pension expense (+ $250 thousand). These increases impacted year-to-date net earnings by approximately $349 thousand or $0.09 per share.

Net interest income for the first six months of this year has increased $402 thousand or 3.1% as compared to the first six months of 2001. Total interest and dividend income on earning assets was $22.503 million as compared to $24.671 million a year earlier, a decrease of $2.168 million or 8.8%. While on average, total earning assets have increased by $32.4 million or 5.0%, this increase has been offset by a lower interest rate environment as reflected in a yield decline of 101 basis points from 7.68% to 6.67%. A major factor in the increase in average earning assets was the $21.6 million or 5.3% increase in average loans outstanding. Year to date, average commercial loans have increased $18.4 million or 10.8%, with average mortgages showing an $8.5 million or 8.9% increase. Other significant growth was evidenced by a $4.0 million or 9.0% average increase in the home equity portfolio. The above loan growth was somewhat offset by a $9.2 million decrease in average consumer installment loans, this decline related primarily to a lower volume of indirect retail auto financing. In addition to loan growth, the securities portfolio and federal funds sold and interest bearing deposits have increased on average $7.9 million and $2.9 million, respectively.

While average funding liabilities increased $28.8 million or 4.6%, interest expense for the six-month period ended June 30, 2002 was down $2.570 million or 22.4%. This is reflective of the interest rate declines over the past year which have resulted in a 96 basis point decline in the cost of funds from 3.72% to 2.76%. While public fund average balances are down $33.3 million, other personal and non-personal account averages have increased $35.5 million. Much of this growth ($27.8 million) is in personal deposit accounts, primarily reflected in higher average time deposits (+ $9.4 million), savings (+ $11.6 million) and demand deposits (+ $4.8 million). Securities sold under agreements to repurchase have increased $27.1 million on average due primarily to an increase in securities purchases funded by term repurchase agreements entered into with the Federal Home Loan Bank of New York. The net interest margin for the first six months of 2002 was 4.03% as compared to 4.10% during the first six months of last year.

Other operating income has increased $515 thousand or 9.7% to $5.844 million. As discussed above, the acceleration of stock donations during the second quarter has resulted in a $132 thousand year-to-date increase in non-taxable gains on stock donations. Excluding these gains, all other operating income has increased $383 thousand or 7.5%. Net gains on the sale of securities are up $175 thousand. This increase relates to the sale of a $10.0 million federal agency bond in March. It was expected that this bond, yielding 7.00%, along with another $22.0 million in agency bonds, would be called toward the end of April. In order to mitigate the re-investment rate risk on the full $32.0 million, management determined it prudent to sell the $10.0 million agency bond during March in order to lock in a 6.00% rate at that time. In addition to the above, we have realized year-to-date increases in credit card merchant earnings (+ $101 thousand), revenue generated by CFS Group, Inc. (+ $77 thousand), checkcard interchange income (+ $46 thousand) and service charges (+ $41 thousand). These increases were somewhat offset primarily by a $64 thousand decrease in trust and investment services income.

Operating expenses year-to-date have increased $1.071 million or 9.0%. The most significant factor impacting this increase is a $671 thousand increase in salaries and wages, and pension and other employee benefits. The $385 thousand increase in salaries and wages reflects both an increase in the number of employees as well as salary increases since the second quarter of last year. Of the $287 thousand increase in pension and other employee benefits, $250 thousand is related to the pension expense increase discussed earlier in this report. As have been discussed above, other significant factors in the operating expense increase include credit card and merchant deposit services processing costs (+ $214 thousand) and depreciation expense (+ $140 thousand). In compliance with the provisions of SFAS No. 142, the Corporation has not incurred any amortization expense related to goodwill during the first six months of this year. During the first six months of 2001, this expense totaled $95 thousand.

The $306 thousand decrease in income tax expense is reflective of both a lower level of pre-tax earnings as well as an increase in non-taxable income.

Liquidity and Capital Resources

During the first six months of 2002, cash and cash equivalents increased $2.2 million as compared to a decrease of $2.5 million during the first six months of last year. In addition to cash provided by operating activities, other primary sources of cash in 2002 included proceeds from maturities, sales and principal payments on securities ($66.6 million), an increase in deposits ($17.5 million), and an increase in securities sold under agreements to repurchase ($8.7 million). During the first six months of 2001, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($76.0 million), an increase in securities sold under agreements to repurchase ($29.9 million), an increase in deposits ($12.3 million) and an increase in Federal Home Loan Bank advances, net of repayments ($6.3 million).

Cash generated in both periods has been used primarily to fund growth in earning assets. During the first six months of 2002, the purchase of securities and the funding of loans, net of repayments, totaled $69.8 million and $11.3 million, respectively. Other significant uses of cash during the first six months of 2002 included the repayment of Federal Home Loan Bank advances ($12.6 million), purchases of premises and equipment ($2.5 million), the payment of cash dividends ($1.8 million) and the purchase of treasury shares ($1.0 million). During the first six months of 2001, the purchase of securities and funding of loans, net of repayments, totaled $100.4 million and $28.2 million, respectively. Other significant uses of cash during the first six months of 2001 included the payment of cash dividends ($1.8 million), purchases of premises and equipment ($1.3 million) and the purchase of treasury shares ($1.2 million).

As of June 30, 2002, the Corporation's consolidated leverage ratio was 9.75%. The Tier I and Total Risk Adjusted Capital ratios were 15.07% and 16.84%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared year-to-date total $0.46 per share, an increase of 4.5% compared to the $0.44 per share declared during the first six months of 2001.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant. Through June of 2002, 80,442 shares have been acquired since the commencement of this repurchase program, including 34,803 shares acquired at an average price of $28.75 during the first six months of 2002.

Asset Quality

Non-performing loans at June 30, 2002 totaled $9.456 million as compared to $5.633 million at December 31, 2001, an increase of $3.823 million. This increase is due primarily to the addition of one commercial relationship totaling $4.467 million at June 30, 2002 to the non-accrual loans category during the first quarter. Also included in non-performing loans at June 30, 2002 and December 31, 2001 are loans totaling $2.895 million and $3.480 million, respectively, to one client which are greater than 90 days past due and still accruing interest. These loans are well-collateralized, and we anticipate that all interest will be brought current during the quarter, and further that a substantial reduction in the principal will occur. The increase in non-performing loans is directly related to the continuation of a weak economy that began during 2001, and is reflective of the impact this has had on our clients, particularly some large commercial relationships.

In addition to non-performing loans, as of June 30, 2002, the Corporation, through its loan review function, has identified 19 commercial relationships totaling $9.983 million which it has internally classified as substandard, which are currently in the accrual status, as compared to $7.049 million at December 31, 2001. Given the increased level of non-performing and classified relationships, and in recognition of the increased inherent risk of loss in the current loan portfolio, the Corporation increased its provision for loan losses during the first six months of this year to $700 thousand as compared to $375 thousand during the first six months of 2001. The Corporation anticipates that this higher level of provision will continue throughout 2002 if the various risk indicators noted above continue to show signs of increased inherent risk of loss. At June 30, 2002, the Corporation's allowance for loan losses totaled $5.501 million resulting in a coverage ratio of allowance to non-performing loans of 58.17%. Excluding the impact of the $2.895 million in loans mentioned above which are greater than 90 days past due and still accruing interest, and for which the Corporation anticipates no loss, this ratio would be 83.84%. An internal review of non-performing loans and the collateral coverage indicates that the current coverage ratio is adequate. The allowance for loan losses to total loans at June 30, 2002 was 1.27% as compared to 1.20% as of December 31, 2001.

Transactions in the allowance for loan losses are as follows:
(in thousands of dollars)	Six Months Ended June 30
	2002	2001
Balance at beginning of period	$5,077	4,708
Charge-offs:
Commercial, financial and agricultural	(8)	(17)
Commercial mortgages	-	-
Residential mortgages	(11)	(5)
Consumer loans	(361)	(391)
Total	(380)	(413)
Recoveries:
Commercial, financial and agricultural	34	24
Commercial mortgages	-	-
Residential mortgages	1	-
Consumer loans	69	79
Total	104	103
Net charge-offs	(276)	(310)
Provision charged to operations	700	375
Balance at end of period	$5,501	4,773

The following table summarizes the Corporation's non-performing loans (in thousands):
	June 30,2002	December 31, 2001
Non-accrual loans	$5,751	1,490
Troubled debt restructurings	400	78
Loans 90 days or more past due and still accruing interest	3,305	4,065
Total non-performing loans	$9,456	5,633

At June 30, 2002, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans.

The Corporation's securities available for sale portfolio at June 30, 2002 includes an investment in a $2.50 million par value corporate bond with a book value of $2.288 million, which, as of June 30, 2002, had been downgraded by nationally recognized rating agencies on two separate occasions since the purchase of the bond in October 2001. As of June 30, 2002, the bond was still categorized as investment grade.

In late July 2002, the bond was downgraded to below investment grade status. Management intends to closely monitor this bond and anticipates that unless there are positive developments with respect to this bond, it may become other-than-temporarily impaired in the third quarter of 2002, resulting in a charge to earnings to write the investment down to its estimated fair value. As of June 30, 2002, the estimated fair value of the bond was 65% of par value (71% of amortized cost). As of August 12, 2002, the most recently available market price for the bond was 55% of par value (60% of amortized cost). However, the bond is not actively traded.

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

The Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. At June 30, 2002, it is estimated that an immediate 200-basis-point increase in interest rates would positively impact our net interest income by 0.32% and an immediate 200-basis-point decrease in interest rates would negatively impact our net interest income by 14.61%. The risk to declining interest rates is slightly over the estimated tolerance of 12.00% set forth in our internal policy. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when a 200-basis-point shock is modeled. Also, the nature of the Corporation's callable US Agency portfolio, as well as potential prepayments in the mortgage-backed securities portfolio and mortgage loan portfolio, results in less interest income in periods of declining interest rates, as called bonds and increased prepayments result in higher levels of repricing of assets at lower rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate decrease in interest rates across the yield curve is unlikely at this time.

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

Additionally, the ALCO monitors the expected fluctuation of the Corporation's market value of equity with changes to interest rates. Appropriate risk limits have been established in the event of adverse changes to interest rates. At June 30, 2002, the exposure to changing interest rates was within the guidelines established by management.

Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Corporation's business activities.

PART II.	OTHER INFORMATION

Item 4:	Submission to Matters To a Vote of Security Holders
a)	May 15, 2002-Annual Meeting

b)	The following directors were elected at the Annual Meeting of Shareholders on May 15, 2002:

1.	To elect five directors to serve until the 2005 Annual Meeting of Shareholders listed below:

		FOR	WITHHELD	AGAINST
	Robert E. Agan	3,543,213	35,650	0
	Stephen M. Lounsberry III	3,543,213	35,650	0
	Thomas K. Meier	3,539,433	39,430	0
	Charles M. Streeter, Jr.	3,543,213	35,650	0
	Nelson Mooers van den Blink	3,543,213	35,650	0

Directors serving after the meeting whose terms expire in 2003:
David J. Dalrymple
John F. Potter
William C. Ughetta
Jan P. Updegraff

Directors serving after the meeting whose terms expire in 2004:
Robert H. Dalrymple
Frederick Q. Falck
Ralph H. Meyer
Richard W. Swan
William A. Tryon

In addition, at the July 10, 2002 meeting of the Corporation's Board of Directors, William D. Eggers was elected as a new director with a term expiring in 2003.

c)	Matters voted upon. (refer to b)
d)	Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Applicable Exhibits

(3.1)	None

(3.2)	None

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, no reports on Form 8-K or amendments to any previously filed Form 8-K were filed by the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	August 12, 2002	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	August 12, 2002	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO