Form 10-Q
period 2002-09-30
CHEMUNG FINANCIAL CORP
filed 2002-11-13
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2002

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002

Common Stock, $.01 par value -- outstanding 3,778,575 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3:	Quantitive and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	16

Item 4:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K	18

	Bylaws of the Registrant, as amended to July 10, 2002

	All other items required by Part II are either inapplicable or would require an answer which is negative.

SIGNATURES		19

CERTIFICATIONS		20

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPT 30, 2002 Unaudited	DECEMBER 31, 2001
ASSETS
Cash and due from banks	$ 27,606,983	29,023,378
Federal funds sold	30,200,000	-
Interest-bearing deposits with other financial institutions	1,253,117	1,357,999
Total cash and cash equivalents	59,060,100	30,381,377

Securities available for sale, at estimated fair value	234,729,407	239,136,669
Securities held to maturity, estimated fair value of $5,810,500 at September 30, 2002 and $7,318,438 at December 31, 2001	5,425,539	7,116,489
Loans, net of deferred origination fees and costs, and unearned income	429,387,646	423,754,548
Allowance for loan losses	(6,573,044)	(5,077,091)
Loans, net	422,814,602	418,677,457

Premises and equipment, net	16,757,365	14,750,014
Goodwill, net of accumulated amortization	1,516,666	1,516,666
Other intangible assets, net of accumulated Amortization	2,651,464	2,949,754
Other assets	10,281,899	10,543,328

Total assets	$753,237,042	725,071,754

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$109,133,118	110,805,658
Interest-bearing	445,021,513	409,881,344
Total deposits	554,154,631	520,687,002
Securities sold under agreements to repurchase	86,768,465	79,457,282
Federal Home Loan Bank advances	25,000,000	37,600,000
Accrued interest payable	1,668,991	2,106,972
Dividends payable	869,072	911,772
Other liabilities	6,920,961	5,147,149

Total liabilities	675,382,120	645,910,177

Shareholders' equity:
Common Stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2002 and December 31, 2001
	43,001	43,001
Capital surplus	22,318,531	22,215,098
Retained earnings	60,517,523	58,257,076
Treasury stock, at cost (521,559 shares at September 30, 2002; 335,906 shares at December 31, 2001)	(11,797,611)	(6,515,591)
Accumulated other comprehensive income	6,773,478	5,161,993

Total shareholders' equity	77,854,922	79,161,577

Total liabilities and shareholders' equity	$753,237,042	725,071,754

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
	Nine Months Ended September 30		Three Months Ended September 30
INTEREST AND DIVIDEND INCOME	2002	2001	2002	2001

Loans	$23,345,338	25,756,293	7,818,542	8,671,817
Securities	10,126,175	10,879,677	3,291,665	3,644,055
Federal funds sold	199,315	253,466	101,945	43,836
Interest-bearing deposits	63,881	176,468	19,494	35,388

Total interest and dividend income	33,734,709	37,065,904	11,231,646	12,395,096

INTEREST EXPENSE

Deposits	9,383,571	13,222,336	3,023,358	4,012,378
Borrowed funds	917,472	981,014	299,516	325,743
Securities sold under agreements to repurchase	2,901,880	2,611,612	965,377	991,979

Total interest expense	13,202,923	16,814,962	4,288,251	5,330,100

Net interest income	20,531,786	20,250,942	6,943,395	7,064,996
Provision for loan losses	2,050,000	612,500	1,350,000	237,500

Net interest income after provision for loan losses	18,481,786	19,638,442	5,593,395	6,827,496

Other operating income:
Trust & investment services income	3,466,197	3,673,081	1,081,079	1,223,538
Service charges on deposit accounts	1,998,108	1,915,928	699,299	658,217
Credit card merchant earnings	1,027,255	954,850	352,999	381,437
Net (loss) gain on securities transactions	(458,565)	490,705	(703,944)	419,998
Other	1,648,678	1,420,158	408,361	442,739
Total other operating income	7,681,673	8,454,722	1,837,794	3,125,929

Other operating expenses:
Salaries & wages	7,292,167	6,818,092	2,400,972	2,306,712
Pension and other employee benefits	2,148,730	1,899,567	596,829	639,292
Net occupancy expenses	1,580,177	1,472,409	523,445	481,164
Furniture and equipment expenses	1,502,012	1,369,212	501,327	442,207
Other	6,982,714	6,381,079	2,502,904	2,161,430
Total other operating expenses	19,505,800	17,940,359	6,525,477	6,030,805

Income before income tax expense	6,657,659	10,152,805	905,712	3,922,620
Income tax expense	1,716,626	3,316,304	56,876	1,351,027

Net income	$ 4,941,033	6,836,501	848,836	2,571,593

Basic earnings per share	$1.25	$1.68	$0.22	$0.63

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	Sept 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2002	2001
Net income	$ 4,941,033	6,836,501
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of goodwill and intangible assets	298,290	440,477
Provision for loan losses	2,050,000	612,500
Depreciation and amortization	1,421,109	1,197,372
Amortization of premiums and accretion of discounts on securities, net	403,073	12,681
Net loss (gain) on securities transactions	458,565	(490,705)
Decrease (increase) in other assets	859,471	(1,554,819)
(Decrease) increase in accrued interest payable	(437,981)	79,201
Expense related to restricted stock units for directors' deferred compensation plan	114,611	100,295
Increase in other liabilities	788,547	1,129,686

Net cash provided by operating activities	10,896,718	8,363,189

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available for sale	15,137,864	18,271,806
Proceeds from maturities of and principal collected on securities available for sale	95,970,142	103,793,784
Proceeds from maturities of and principal collected on securities held to maturity	3,399,304	3,419,875
Purchases of securities available for sale	(104,954,881)	(124,919,272)
Purchases of securities held to maturity	(1,708,349)	(2,210,893)
Purchases of premises and equipment	(3,428,460)	(2,009,704)
Net increase in loans	(9,428,629)	(34,371,411)
Proceeds from sales of student loans	2,643,440	2,608,083

Net cash used in investing activities	(2,369,569)	(35,417,732)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	38,549,344	26,056,054
Net (decrease) increase in certificates of deposit and individual retirement accounts	(5,081,715)	7,542,715
Net increase in securities sold under agreements to repurchase	7,311,183	18,804,044
Federal Home Loan Bank advances	10,000,000	5,000,000
Repayments of Federal Home Loan Bank advances	(22,600,000)	(13,400,000)
Purchase of treasury stock	(5,303,951)	(1,856,760)
Sale of treasury stock	-	548,851
Cash dividends paid	(2,723,287)	(2,642,298)

Net cash provided by financing activities	20,151,574	40,052,606

Net increase in cash and cash equivalents	28,678,723	12,998,063
Cash and cash equivalents at beginning of period	30,381,377	28,164,101

Cash and cash equivalents at end of period	$59,060,100	41,162,164

Supplemental disclosure of non-cash activity: Transfer of loans to other real estate owned	$ 598,043	61,693
Adjustment of securities available for sale to fair value, net of tax	$ 1,611,485	3,170,895
Sale of securities available for sale pending settlement	$ -	5,023,823

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

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2002 and December 31, 2001, and results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001.

2. Basic Earnings Per Share

Basic earnings per share were computed by dividing net income by 3,956,316 and 4,058,413 weighted average shares outstanding for the nine-month periods ended September 30, 2002 and 2001, respectively, and 3,860,639 and 4,050,504 weighted average shares outstanding for the three-month periods ended September 30, 2002 and 2001 respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the three-month and nine-month periods ended September 30, 2002 and 2001.

3. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interests method of accounting.

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

The Corporation adopted SFAS No. 142 on January 1, 2002. At December 31, 2001, the Corporation had goodwill of $1,516,666 related to the acquisition of a bank in 1994. The amortization expense related to this goodwill amounted to $189,583 for the year ended December 31, 2001. In accordance with SFAS No. 142, the Corporation is no longer amortizing this goodwill subsequent to December 31, 2001, which will reduce non-interest expenses by $189,583 in 2002, as compared to 2001. Excluding the impact of this goodwill amortization for the three and nine months ended September 30, 2001, net income would have been $2,618,989, or $0.65 basic earnings per share, and $6,978,688, or $1.72 basic earnings per share, respectively.

At September 30, 2002, the Corporation also has a core deposit intangible asset ("CDI") with a carrying amount of $2,651,464 (original amount of $5,965,793, net of accumulated amortization of $3,314,329) related to the acquisition of deposits from the Resolution Trust Company in 1994. The amortization expense related to this CDI totaled $99,430 for both the three months ended September 30, 2002 and 2001, and $298,290 for both the nine months ended September 30, 2002 and 2001. As of September 30, 2002, the remaining amortization period for this CDI is approximately 6.6 years. This CDI is being amortized on a straight-line basis. The estimated annual amortization expense is $397,720 for each of the years ended December 31, 2002 through 2006.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends the provisions of SFAS No. 144 to apply to long-term customer-relationship intangible assets recognized in the acquisition of a financial institution. The provisions of SFAS No. 147 are effective October 1, 2002. Accordingly, effective October 1, 2002, the Corporation will evaluate its CDI for impairment in accordance with the provisions of SFAS No. 144. Management does not expect any impact on the Corporation's consolidated financial statements from the adoption of SFAS No. 147.

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

Comprehensive income for the three and nine month periods ended September 30, 2002 was $1,540,500 and $6,552,518, respectively. Comprehensive income for the three and nine month periods ended September 30, 2001 was $3,725,244 and $10,007,396, respectively. The following summarizes the components of other comprehensive income:

Other Comprehensive Income	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Unrealized net holding gains, net of tax (pre-tax amounts of $435,160, $2,330,333, $2,195,395 and $5,741,401 for the respective periods indicated)	$264,229	$1,407,288	$1,333,044	$3,467,232

Less: Reclassification adjustment for net losses (gains) realized in net income (pre-tax amounts of $703,944, $(419,998), $458,565, and $(490,705) for the respective periods indicated)	427,435	(253,637)	278,441	(296,337)
Total other comprehensive income	$691,664	$1,153,651	$1,611,485	$3,170,895

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation during the three and nine month periods ended September 30, 2002, with comparisons to the comparable periods in 2001, as applicable. The unaudited condensed consolidated interim financial statements and related notes, as well as the 2001 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior periods' unaudited condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Financial Condition

Consolidated assets at September 30, 2002 totaled $753.2 million, an increase of $28.2 million or 3.9% since the beginning of the year. Earning assets increased $29.6 million or 4.4% from year end 2001 to September 30, 2002. This increase is reflected primarily in federal funds sold (+ $30.2 million), and the loan portfolio (+ $5.6 million), offset somewhat by a decrease in the securities portfolio (- $6.1 million).

The period end federal funds sold balance of $30.2 million includes proceeds from the sale of a $5.0 million U.S. Treasury bond, as well as proceeds from two federal agency bonds totaling $17.5 million which were called during the last few days of the quarter. The proceeds from these transactions are being re-invested in new security purchases during the fourth quarter.

As noted above, total loans increased $5.6 million or 1.3% with $3.5 million of this growth in the commercial portfolio, including commercial mortgages. While the weakness in the economy has impacted commercial loan volume as compared to a year ago, we continue to see a steady volume of new requests. Given the interest rate environment, real estate lending has continued to be active, with our residential mortgage and home equity portfolios having grown $873 thousand and $3.5 million, respectively, since the beginning of the year. The above increases have been somewhat offset primarily by a $2.3 million decrease in installment loans. This decrease is related primarily to a decrease in indirect auto loans outstanding, caused in large part to the competitive pricing environment, including captive auto financing companies offering 0% financing for terms up to 5 years.

The Available for Sale segment of the securities portfolio totaled $234.7 million at September 30, 2002, compared to $239.1 million at the end of 2001, a decrease of $4.4 million. At amortized cost, the available for sale segment of the securities portfolio is down $7.0 million since year end. This decrease is due primarily to the sale of the $5.0 million U.S. Treasury bond and the $17.5 million in agency bonds, which were called during the last few days of the quarter. As noted above, re-investment of these proceeds will occur during the fourth quarter. Since December 31, 2001, major changes in the available for sale portfolio include an increase in mortgage-backed securities ($20.2 million), offset primarily by decreases in federal agency bonds (- $25.9 million) and corporate bonds (- $991 thousand). The pre-tax valuation adjustment for net unrealized gains has increased $2.6 million since the beginning of the year, reflecting the impact that lower intermediate and long-term market rates have had on the bond portfolio. The Held to Maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $5.4 million as compared to $7.1 million at the end of 2001, a decrease of $1.7 million.

The $2.0 million increase in premises and equipment is related primarily to continuing renovations to our main office first floor, as well as the purchase of a new mainframe computer system and trust department operating system. These investments are part of an ongoing commitment to provide quality service to both existing and new clients. The asset increases were offset primarily by a $1.4 million decrease in cash and due from banks due to lower period-end branch cash balances.

The year to date asset growth has been supported primarily by a $33.5 million or 6.4% increase in deposits. Period-end public funds deposit balances were up approximately $6.5 million. Despite the low interest rate environment, all other deposits increased $27.0 million, with $16.5 million of this increase the result of higher personal account balances reflected in savings and investment certificates. The balance of the increase is reflected primarily in higher period-end non-personal insured money market account balances. The $7.3 million increase in securities sold under agreements to repurchase is the result of the purchase of a $10.0 million federal agency bond that was leveraged with a $10.0 million term repurchase agreement entered into with the Federal Home Loan Bank of New York. Along with the securities transactions noted above, the increase in deposits also contributed to the $30.2 million increase in federal funds sold, as well as the $12.6 million repayment of Federal Home Loan Bank advances.

The composition of the loan portfolio is summarized as follows:
	September 30, 2002	December 31, 2001
Residential mortgages	$102,041,106	$101,168,582
Commercial mortgages	47,333,167	48,510,572
Commercial, financial and agricultural	144,507,610	139,821,707
Consumer loans	135,933,842	134,626,731
Net deferred origination fees and costs, and unearned income	(428,079)	(373,044)
	$429,387,646	$423,754,548

Results of Operations

Third Quarter of 2002 vs. 2001

Net income for the third quarter totaled $849 thousand, down $1.723 million or 67.0% as compared to third quarter 2001 results. Earnings per share declined 65.1% from $0.63 to $0.22 per share on 189,865 fewer average shares outstanding. The decline in third quarter, as well as year to date results, reflects the weakness in both our local and national business environments. As we have indicated in previous filings, this prolonged weakness has had a significant impact on a number of our large commercial relationships, which has resulted in an increase in non-performing loans. This has necessitated additional provisions to increase the allowance for loan losses. During the third quarter of 2002, the provision for loan losses totaled $1.350 million as compared to $237.5 thousand during the third quarter of last year, an increase of $1.113 million. The provision was also up $1.000 million from the quarter ended June 30, 2002, when the provision was $350 thousand. Additionally, the Corporation's investment portfolio includes an investment in a $2.5 million corporate bond that was downgraded to below investment grade status by nationally recognized rating agencies during the third quarter. Management has determined that the resulting decline in the estimated fair value of this bond is other-than-temporary, and accordingly, has written the bond down to its estimated fair value of $1.288 million, resulting in a $1.006 million pre-tax charge to earnings. The above two items (the increase in the provision and the bond writedown) negatively impacted third quarter net earnings by approximately $1.286 million or $0.33 per share.

Net interest income totaled $6.943 million as compared to $7.065 million during the third quarter of 2001, a decrease of $122 thousand or 1.7%. While average earning assets were up $28.8 million or 4.3% as compared to the third quarter of 2001, total interest and dividend income decreased $1.163 million or 9.4% as the yield declined 96 basis points from 7.36% to 6.40%. Of the increase in average earning assets, approximately $7.1 million was in the loan portfolio, primarily related to higher average home equity loans (+ $4.6 million) and mortgages (+ $4.7 million). The securities portfolio has increased $2.7 million on average, with overnight federal funds sold averaging $18.3 million more than during the third quarter of 2001.

Total average funding liabilities have increased $28.3 million or 4.4% when compared to the third quarter of 2001. Average deposits when compared to the third quarter of last year are up $19.1 million despite public fund balances averaging approximately $16.3 million lower than last year. All other deposits are up approximately $35.4 million on average, with $25.8 million of this growth in personal account balances, reflected primarily in higher average demand deposit, savings and investment certificate balances. The balance of the average deposit growth is reflected primarily in higher non-personal insured money market and investment certificate balances. The $11.3 million increase in average securities sold under agreements to repurchase is primarily due to an increase in securities purchases funded by term repurchase agreements with the Federal Home Loan Bank of New York. Due to the decline in interest rates, interest expense totaled $4.288 million as compared to $5.330 million during the third quarter of last year, a decrease of $1.042 million or 19.5%. The total cost of funds, including the effect of non-interest-bearing funding sources (such as demand deposits) decreased 76 basis points from 3.31% to 2.55%. The above yields and costs resulted in a net interest margin during the third quarter of 2002 of 3.95% as compared to 4.20% during the third quarter of 2001.

Other operating income decreased $1.288 million or 41.2%. Included in this decrease is a $1.124 million decrease in net gains/losses on securities transactions. This includes the effect of the above mentioned $1.006 million write-down of the corporate bond, which is reflected in the third quarter 2002 $704 thousand net loss on securities transactions. During the third quarter of 2002, we did sell a $5.0 million U.S. Treasury bond at a gain of $302 thousand. Excluding the $1.124 million decrease in net gains/losses on securities transactions, all other operating income declined $164 thousand or 6.1%. The area having the greatest impact on this decrease was trust and investment services fee income (- $142 thousand). Income from our equity investment in Cephas Capital Partners, L.P. was down $81 thousand, due to an increase in the quarterly loan loss provision by Cephas. The above decreases were somewhat offset primarily by increases in revenue from CFS Group, Inc. (+ $48 thousand) and service charges on deposit accounts (+ $41 thousand).

Operating expenses were $495 thousand or 8.2% higher than the comparable period last year. Of this increase, $327 thousand is due to a prepayment penalty related to a refinance of a term advance from the Federal Home Loan Bank. With interest rates at such low levels, management determined it advantageous to payoff an existing advance carrying a rate of 4.90%, and refinance for a five-year term at a rate of 3.72%. This rate reduction, coupled with a 6 basis point increase in yield on the reinvestment of the proceeds from the sale of the U.S. Treasury bond noted above, will be accretive to future earnings. Excluding this, all other operating expenses increased $168 thousand or 2.8%. Salaries and wages increased $94 thousand, while pension and other employee benefits were down $42 thousand. Pension costs themselves were $118 thousand higher than during the third quarter of last year. While the pension plan continues to be fully funded, the increase does reflect the impact of a declining stock market on the value of plan assets, as well as an increase in compensation. These conditions are expected to result in continued increases in the pension expense category in 2003. Other significant benefit increases were related to health insurance and post-retirement medical benefits (+ $62 thousand). The above benefit increases were offset primarily by a $219 thousand decrease in the accrual for year-end incentive bonuses. Additionally, depreciation expense has increased $80 thousand, resulting from increased investment in property and equipment. In accordance with the provisions of SFAS No. 142, the Corporation did not incur any amortization expense related to goodwill during the third quarter of 2002. During the third quarter of 2001, amortization of goodwill totaled $47 thousand.

The $1.294 million decrease in income tax expense is the result of lower pre-tax earnings, as well as the realization of approximately $58 thousand in New York State Empire Zone real property and tax reduction credits.

Year-to-date 2002 vs. 2001

Net income for the nine month period ended September 30, 2002 was $4.941 million, a 27.7% decrease as compared to September 30, 2001 results. Earnings per share declined 25.6%, from $1.68 to $1.25 on 102,097 fewer average shares outstanding. As was the case with third quarter results, the year to date results have been impacted by the increase in the provision for loan losses (+ $1.438 million) and the $1.006 million write-down of the investment in a corporate bond. These items have negatively impacted year-to-date net earnings by approximately $1.484 million or $0.38 per share.

Net interest income for the first nine months of this year has increased $281 thousand or 1.4% as compared to the first nine months of 2001. Total interest and dividend income on earning assets was $33.735 million as compared to $37.066 million a year earlier, a decrease of $3.331 million or 9.0%. While on average, total earning assets have increased by $31.2 million or 4.8%, this increase has been offset by a lower interest rate environment, as reflected in a yield decline of 99 basis points from 7.57% to 6.58%. A major factor in the increase in average earning assets was the $16.7 million or 4.1% increase in average loans outstanding. Year to date, average commercial loans have increased $13.1 million or 7.4%, with average mortgages showing a $7.2 million or 7.5% increase. Other significant growth was evidenced by a $4.2 million or 9.3% average increase in the home equity portfolio. The above loan growth was somewhat offset by a $7.8 million decrease in average consumer installment loans, this decline related primarily to a lower volume of indirect retail auto financing. In addition to loan growth, the securities portfolio and federal funds sold and interest bearing deposits have increased on average $6.1 million and $8.4 million, respectively.

While average funding liabilities increased $28.6 million or 4.6%, interest expense for the nine-month period ended September 30, 2002 was down $3.612 million or 21.5%. This is reflective of the interest rate declines over the past year which have resulted in an 89 basis point decline in the cost of funds from 3.58% to 2.69%. While public fund average balances are down $27.6 million, other personal and non-personal account averages have increased $35.6 million. Much of this growth ($27.1 million) is in personal deposit accounts, primarily reflected in higher average time deposits (+ $9.0 million), savings (+ $11.4 million) and demand deposits (+ $4.3 million). Securities sold under agreements to repurchase have increased $21.8 million on average due primarily to an increase in securities purchases funded by term repurchase agreements entered into with the Federal Home Loan Bank of New York. The net interest margin for the first nine months of 2002 was 4.00% as compared to 4.14% during the first nine months of last year.

Other operating income is approximately $773 thousand or 9.1% lower than during the first nine months of 2001. This decrease includes the impact of the $1.006 million bond write-down discussed previously in this report. Excluding this write-down, all other operating income has increased about $233 thousand or 2.8%. Accelerated stock donations made during the second quarter have resulted in a $122 thousand year-to-date increase in non-taxable gains on stock donations. In addition to the above, we have realized year-to-date increases in revenue generated by CFS Group, Inc. (+ $125 thousand), service charges on deposit accounts (+ $82 thousand), credit card merchant earnings (+ $72 thousand) and checkcard interchange income (+ $65 thousand). These increases were somewhat offset by a $207 thousand decrease in trust and investment services income.

Operating expenses year-to-date have increased $1.565 million or 8.7%. Excluding the prepayment penalty of $327 thousand discussed above, all other operating expenses have increased $1.239 million or 6.9%. The most significant factor impacting this increase is a $723 thousand increase in salaries and wages, and pension and other employee benefits. While salaries and wages have increased $474 thousand, pension and other employee benefits are up $249 thousand. This increase is primarily due to higher pension costs (+ $364 thousand) and health insurance and post-retirement medical benefits costs (+ $85 thousand), offset primarily by a $250 thousand decrease in the accrual for year-end incentive bonuses. Other significant factors in the operating expense increase include credit card and merchant deposit services processing costs (+ $199 thousand) and depreciation expense (+ $224 thousand). In compliance with the provisions of SFAS No. 142, the Corporation has not incurred any amortization expense related to goodwill during the first nine months of this year. During the first nine months of 2001, this expense totaled $142 thousand.

The $1.600 million decrease in income tax expense is reflective of both a lower level of pre-tax earnings, as well as the realization of approximately $58 thousand in New York State Empire Zone real property and tax reduction credits.

Average Consolidated Balance Sheet and Interest Analysis (Dollars in thousands)

For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.
	Three Months Ended September 2002			Three Months Ended September 2001
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$430,472	$7,819	7.21%	$423,416	$8,672	8.13%
Taxable securities	217,772	3,040	5.54%	213,982	3,372	6.25%
Tax-exempt securities	22,708	251	4.39%	23,797	272	4.53%
Federal funds sold	23,595	102	1.72%	5,280	44	3.31%
Interest-bearing deposits	2,093	20	3.79%	1,400	35	9.92%

Total earning assets	696,640	11,232	6.40%	667,875	12,395	7.36%

Non-earning assets:
Cash and due from banks	23,629			25,008
Premises and equipment, net	16,557			14,146
Other assets	24,791			24,854
Allowance for loan losses	(5,687)			(4,854)
Total	$755,930			$727,025

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Demand deposits	41,523	78	0.75%	39,717	99	0.99%
Savings and insured money market deposits	169,330	698	1.64%	150,091	869	2.30%
Time deposits	234,136	2,247	3.81%	238,890	3,044	5.06%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	113,127	1,265	4.44%	103,914	1,318	5.03%

Total interest-bearing liabilities	558,116	4,288	3.05%	532,612	5,330	3.97%

Non-interest-bearing liabilities:
Demand deposits	109,526			106,746
Other liabilities	9,272			8,732
Total liabilities	676,914			648,090
Shareholders' equity	79,016			78,935
Total	$755,930			$727,025

Net interest income		$6,944			$7,065

Net interest rate spread			3.35%			3.39%

Net interest margin			3.95%			4.20%

Average Consolidated Balance Sheet and Interest Analysis (Dollars in

thousands)
	Nine Months Ended September 2002			Nine Months Ended September 2001
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$428,977	$23,345	7.28%	$412,272	$25,756	8.35%
Taxable securities	214,879	9,336	5.81%	208,828	10,041	6.43%
Tax-exempt securities	24,147	790	4.37%	24,069	839	4.66%
Federal funds sold	15,531	200	1.72%	7,118	254	4.77%
Interest-bearing deposits	2,439	64	3.51%	2,494	176	9.44%
Total earning assets	685,973	33,735	6.58%	654,781	37,066	7.57%
Non-earning assets:
Cash and due from banks	23,874			25,114
Premises and equipment, net	15,964			13,947
Other assets	23,983			24,788
Allowance for loan losses	(5,431)			(4,810)
Total	$744,363			$713,820
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	41,099	228	0.74%	40,090	331	1.10%
Savings and insured money market deposits	158,598	2,066	1.74%	150,833	3,087	2.74%
Time deposits	234,458	7,090	4.04%	239,566	9,804	5.47%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	113,442	3,819	4.50%	92,719	3,593	5.18%
Total interest-bearing liabilities	547,597	13,203	3.22%	523,208	16,815	4.30%
Non-interest-bearing liabilities:
Demand deposits	109,118			104,877
Other liabilities	7,778			8,573
Total liabilities	664,493			636,658
Shareholders' equity	79,870			77,162
Total	$744,363			$713,820
Net interest income		$20,532			$20,251
Net interest rate spread			3.36%			3.27%
Net interest margin			4.00%			4.14%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):

	Nine Months Ended September 2002 Compared to Nine Months Ended September 2001			Three Months Ended September 2002 Compared to Three Months Ended September 2001
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$1,012	(3,423)	(2,411)	143	(996)	(853)
Taxable securities	285	(990)	(705)	59	(391)	(332)
Tax-exempt securities	3	(52)	(49)	(12)	(9)	(21)
Federal funds sold	175	(229)	(54)	88	(30)	58
Interest-bearing deposits	(4)	(108)	(112)	13	(28)	(15)
Total earning assets	$1,471	(4,802)	(3,331)	291	(1,454)	(1,163)
Interest paid on:
Demand deposits	8	(111)	(103)	5	(26)	(21)
Savings and insured money market deposits	152	(1,173)	(1,021)	101	(272)	(171)
Time deposits	(205)	(2,509)	(2,714)	(60)	(737)	(797)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	737	(511)	226	111	(164)	(53)
Total interest-bearing liabilities	$ 692	(4,304)	(3,612)	157	(1,199)	(1,042)
Net interest income	$ 779	(498)	281	134	(255)	(121)
  The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Liquidity and Capital Resources

During the first nine months of 2002, cash and cash equivalents increased $28.7 million, as compared to an increase of $13.0 million during the first nine months of last year. In addition to cash provided by operating activities, other primary sources of cash in 2002 included proceeds from maturities, sales and principal payments on securities ($114.5 million), an increase in deposits ($33.5 million), and an increase in securities sold under agreements to repurchase ($7.3 million). During the first nine months of 2001, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($125.5 million), an increase in deposits ($33.6 million), and an increase in securities sold under agreements to repurchase ($18.8 million).

Cash generated in both periods has been used primarily to fund growth in earning assets. During the first nine months of 2002, the purchase of securities and the funding of loans, net of repayments, totaled $106.7 million and $9.4 million, respectively. Other significant uses of cash during the first nine months of 2002 included the repayment of Federal Home Loan Bank advances, net of new advances ($12.6 million), the purchase of treasury shares ($5.3 million), purchases of premises and equipment ($3.4 million), and the payment of cash dividends ($2.7 million). During the first nine months of 2001, the purchase of securities and funding of loans, net of repayments, totaled $127.1 million and $34.4 million, respectively. Other significant uses of cash during the first nine months of 2001 included the repayment of Federal Home Loan Bank advances, net of new advances ($8.4 million), the payment of cash dividends ($2.6 million), purchases of premises and equipment ($2.0 million) and the purchase of treasury shares ($1.9 million).

As of September 30, 2002, the Corporation's consolidated leverage ratio was 9.02%. The Tier I and Total Risk Adjusted Capital ratios were 14.25% and 16.01%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared year-to-date total $0.69 per share, an increase of 3.0% compared to the $0.67 per share declared during the first nine months of 2001.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant. Through September of 2002, 232,401 shares have been acquired since the commencement of this repurchase program, including 186,762 shares acquired at an average price of $28.40 during the first nine months of 2002.

Asset Quality

Non-performing loans at September 30, 2002 totaled $11.530 million as compared to $5.633 million at December 31, 2001, an increase of $5.897 million. This increase is due primarily to the addition of two commercial relationships totaling $7.148 million at September 30, 2002 to the non-accrual loan category since the end of last year. Also included in non-performing loans at September 30, 2002 and December 31, 2001 are loans totaling $2.885 million and $3.480 million, respectively, to one borrower which are greater than 90 days past due and still accruing interest. These loans are well-collateralized, and we anticipate that all principal and interest will be brought current during the fourth quarter, and that going forward, the borrower will maintain the cash flow necessary to service these loans. The increase in non-performing loans since year end 2001 is directly related to the prolonged weakness in both the local and national economy, and is reflective of the impact this economic downturn has had on our clients, particularly some large commercial relationships.

In addition to non-performing loans, as of September 30, 2002, the Corporation, through its loan review function, has identified 20 commercial relationships totaling $8.857 million which it has internally classified as substandard, which are currently in the accrual status, as compared to $7.049 million (16 relationships) at December 31, 2001. Given the increased level of non-performing and classified relationships, and in recognition of the increased inherent risk of loss in the current loan portfolio, the Corporation increased its provision for loan losses during the first nine months of this year to $2.050 million as compared to $613 thousand during the first nine months of 2001. The Corporation anticipates that this higher level of provision, as compared to the prior year, may continue at least through the end of this year if the various risk indicators noted above continue to show signs of increased inherent risk of loss. At September 30, 2002, the Corporation's allowance for loan losses totaled $6.573 million resulting in a coverage ratio of allowance to non-performing loans of 57.01%. Excluding the impact of the $2.885 million in loans mentioned above which are greater than 90 days past due and still accruing interest, and for which the Corporation anticipates no loss, this ratio would be 76.03%. An internal review of non-performing loans and the collateral coverage indicates that the current coverage ratio is adequate. The allowance for loan losses to total loans at September 30, 2002 was 1.53% as compared to 1.20% as of December 31, 2001.

Transactions in the allowance for loan losses are as follows:
(in thousands of dollars)	Nine Months Ended Sept. 30
	2002	2001
Balance at beginning of period	$5,077	4,708
Charge-offs:
Commercial, financial and agricultural	(85)	(63)
Commercial mortgages	(8)	(2)
Residential mortgages	(94)	(5)
Consumer loans	(515)	(592)
Total	(702)	(662)
Recoveries:
Commercial, financial and agricultural	39	49
Commercial mortgages	2	8
Residential mortgages	1	11
Consumer loans	106	106
Total	148	174
Net charge-offs	(554)	(488)
Provision charged to operations	2,050	613
Balance at end of period	$6,573	4,833

The following table summarizes the Corporation's non-performing loans (dollars in thousands):
	Sept. 30,2002	December 31, 2001
Non-accrual loans	$ 7,920	1,490
Troubled debt restructurings	391	78
Loans 90 days or more past due and still accruing interest	3,219	4,065
Total non-performing loans	$11,530	5,633

At September 30, 2002, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans.

The Corporation's securities available for sale portfolio at September 30, 2002 includes an investment in a $2.50 million par value corporate bond which was downgraded by nationally recognized rating agencies in July of 2002 to below investment grade status. Management has determined that the resulting decline in the estimated fair value of the bond is other-than-temporary, and accordingly has written the bond down to its estimated fair value, and placed the bond in non-accrual status. The writedown of the bond to 51.5% of par value resulted in a charge to earnings during the third quarter of $1.006 million, with the bond now being carried at $1.288 million. Management continues to monitor the bond for potential additional other-than-temporary impairment.

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

The Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable interest rate risk exposure. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer and others representing key functions. All guidelines set by this committee are board approved. The ALCO's primary focus is on maintaining consistent growth in net interest income with an acceptable level of volatility as a result of changes to interest rates. At September 30, 2002, it is estimated that an immediate 200-basis-point increase in interest rates would positively impact our net interest income by 4.77% and an immediate 200-basis-point decrease in interest rates would negatively impact our net interest income by 16.96%. The risk to declining interest rates is currently over the estimated tolerance of 12.00% set forth in our internal policy. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when a 200-basis-point shock is modeled. Additionally, this result is impacted by the fact that many deposit rates are at a level which does not allow for the full impact of a 200 basis point decline. Also, the nature of the Corporation's callable US Agency portfolio, as well as potential prepayments in the mortgage-backed securities portfolio and mortgage loan portfolio, results in less interest income in periods of declining interest rates, as called bonds and increased prepayments result in higher levels of repricing of assets at lower rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate decrease in interest rates across the yield curve seems unlikely at this time.

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

Additionally, the ALCO monitors the expected fluctuation of the Corporation's market value of equity with changes to interest rates. Appropriate risk limits have been established in the event of adverse changes to interest rates. At September 30, 2002, the exposure to changing interest rates was within the guidelines established by management.

Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal courses of the Corporation's business activities.

Item 4: Controls and Procedures

(a) The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

(b) There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Applicable Exhibits

(3.1)	None

(3.2)	Bylaws of the Registrant, as amended to July 10, 2002

(b)	Reports on Form 8-K

During the quarter ended September 30, 2002, no reports on Form 8-K or amendments to any previously filed Form 8-K were filed by the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	November 13, 2002	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	November 13, 2002	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

CERTIFICATIONS

I, Jan P. Updegraff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chemung Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Jan P. Updegraff

President and Chief Executive Officer

I, John R. Battersby Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chemung Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ John R. Battersby Jr.

Treasurer and Chief Financial Officer

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING SEPTEMBER 30, 2002

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

EXHIBIT A Amended Bylaws Effective July 10, 2002

(copy of the Bylaws exhibit filed with the
Securities and Exchange Commission may be obtained
upon request by writing to the registrant's
Corporate Secretary.)

CHEMUNG FINANCIAL CORPORATION

BY-LAWS

Amended to July 10, 2002

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

SECTION 5. Notice of Meetings of Shareholders

| Written notice of every meeting of shareholders shall state the place, date and hour of the meeting and unless it is the annual meeting, indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice of a special meeting shall also state the purpose or purposes for which the meeting is called. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the statutory requirements to receive payment for their shares, the notice of such meeting shall include a statement of that purpose and to that effect. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten (10) nor more than sixty (60) days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice shall be deemed given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders or, if he shall have filed with the secretary of the corporation a written request that notices to him be mailed to some other address, then directed to him at such other address.

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

CHEMUNG FINANCIAL CORPORATION

LEGEND FOR BY-LAWS

DATE	ARTICLE	SECTION	DESCRIPTION

4/9/97	Article III	Section 3	Number of Directors changed from twenty to nineteen.

4/8/98	Article II	Sections 4 & 5	Change fifty (50) days to sixty (60) days.

12/8/98	Article III	Section 3	Number of Directors changed from nineteen to seventeen.
8/11/99	Article III	Section 3	Number of Directors changed from seventeen to sixteen.
10/13/99	Article III	Section 3	Number of Directors changed from sixteen to fifteen.
1/12/00	Article III	Section 2	Required ownership of 500 shares capital stock for non-employee directors.
6/14/00	Article IV	Section 12	New Section. Addition of Auditor.
		Section 13	Renumbered- previous Section 12.
12/13/00	Article III	Section 3	Number of Directors changed from fifteen to fourteen.
07/10/02	Article III	Section 3	Number of Directors changed from fourteen to fifteen.