Form 10-K
period 2002-12-31
CHEMUNG FINANCIAL CORP
filed 2003-03-24
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________ to _____________

Commission File Number 0-13888

CHEMUNG FINANCIAL CORPORATION (Exact name of registrant as specified in its charter)

	NEW YORK (State or other jurisdiction of incorporation or organization)	16-123703-8 (I.R.S. Employer Identification Number)

	One Chemung Canal Plaza, P.O. Box 1522 Elmira, New York (Address of principal executive offices)	14902 (Zip Code)

Registrant's telephone number, including area code: (607) 737-3711

Securities registered pursuant to Section 12(b) of the Act:		None
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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	X	NO

Based upon the closing price of the registrant's Common Stock as of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $58,412,632.

As of February 28, 2003 there were 3,765,266 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on May 15, 2003 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this 10-K.

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART I

ITEM 1. BUSINESS
(a) General development of business

Chemung Financial Corporation (the "Corporation") was incorporated on January 2, 1985, under the laws of the State of New York. The Corporation was organized for the purpose of acquiring Chemung Canal Trust Company (the "Bank"). The Bank was established in 1833 under the name Chemung Canal Bank, and was subsequently granted a New York State bank charter in 1895. In 1902, the Bank was reorganized as a New York State trust company under the name Elmira Trust Company, which name was changed to Chemung Canal Trust Company in 1903.

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

Passage of the Gramm-Leach-Bliley Act during the fourth quarter of 1999 permitted qualified bank holding companies to elect to become financial holding companies and to engage in expanded financial activities. During the second quarter of 2000, Chemung Financial Corporation exercised this election, and on June 22, 2000 received approval from the Federal Reserve Bank of New York to become a financial holding company. This provides the Corporation with the flexibility to offer a wider array of financial services, such as insurance products, mutual funds, and brokerage services. This allows us to better serve the needs of our clients as well as provide an additional source of fee based income. To that end, the Corporation established a financial services subsidiary, CFS Group, Inc., which commenced operation during September 2001. As such, Chemung Financial Corporation now operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company, a full-service community bank with full trust powers, and CFS Group, Inc., a subsidiary offering non-traditional financial services such as mutual funds, annuities, brokerage services and insurance.

The Corporation is subject to applicable federal laws relating to bank holding companies as well as federal securities laws, State Corporation Law and State Banking Law.

The Corporation's assets at December 31, 2002 totaled $751.2 million as compared to $725.1 million a year earlier, an increase of 3.6%. Net income in 2002 totaled $6.540 million versus $8.493 million in 2001, a decrease of $1.953 million or 23.0%. Earnings per share decreased 21.0% from $2.10 in 2002 to $1.66 in 2001 on 122,690 fewer shares outstanding. For further information and details, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Chemung Financial Corporation's Annual Report on Form 10-K, quarter end reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and filed with the Securities and Exchange Commission ("SEC") are available without charge through the Internet, at our website: www.chemungcanal.com. A hyperlink to the SEC archives for Chemung Financial Corporation, is located within the Shareholder Info section of our website, under Company Information. These same reports are also available free of charge by written request to: Jane H. Adamy, Vice President and Secretary, Chemung Canal Trust Company, One Chemung Canal Plaza, Elmira, NY 14902.

(b) Financial information about industry segments

The Corporation operates a single business segment through the Bank and CFS Group, Inc. Together, the subsidiaries offer banking and bank-related services. Financial information with respect to the Corporation's financial position and results of operations are included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CFS Group, Inc. commenced operations in September 2001, and offers an array of financial services including mutual funds, full and discount brokerage services, annuity and other insurance products.

For additional information, which focuses on the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2002.

Market Area and Competition

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

Supervision and Regulation

The Corporation, as a financial holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Generally, as a financial holding company, the Corporation may engage in the activities of a bank holding company, which include banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the Federal Reserve Board has determined to be closely related to baking and a proper incident thereto. The Corporation may and also engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Bank is chartered under the laws of New York State and is supervised by the New York State Banking Department ("NYSBD"). The Bank also is a member bank of the Federal Reserve System and, as such, the Federal Reserve Board serves as its primary federal regulator.

CFS Group, Inc. is subject to other regulatory authorities as determined by the activities in which it is engaged. Insurance activities are supervised by the New York State Insurance Department, and brokerage activities are subject to supervision by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. ("NASD").

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2002, the Corporation's leverage ratio was 9.26%, its ratio of Tier 1 capital to risk-weighted assets was 14.33% and its ratio of qualifying total capital to risk-weighted assets was 16.12%. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve Board has not advised the Corporation of any special capital requirements applicable to it.

Any holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. Such a company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation. As of December 31, 2002, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 8.67%, its ratio of Tier 1 capital to risk-weighted assets was 13.45%, and its ratio of qualifying total capital to risk-weighted assets was 15.25%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation. Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend, without prior approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2002, approximately $4.7 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after the payment of dividends in the fourth quarter of 2002. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the Federal Deposit Insurance Corporation ("FDIC") and are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") of the FDIC. In the light of the prevailing favorable financial situation of the federal deposit insurance funds and the low number of depository institution failures, since January 1, 1997, banks classified in the highest capital and supervisory evaluation categories have not been required to pay any annual insurance premiums on bank deposits insured by the BIF. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. Recent increases in the amount of deposits subject to BIF FDIC insurance protection, increases in the number of bank failures, and lower interest rate returns on the assets held in the BIF have increased the likelihood that the annual insurance premiums on bank deposits insured by the BIF will increase in the second half of 2003 or thereafter. The FDIC also possesses authority to impose special assessments from time to time.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2002, FDIC-insured banks paid an average rate of approximately $0.017 per $100 of deposits for purposes of funding FICO bond obligations. The Bank paid $93,200 in 2002. The assessment rate has been retained at this rate for the first and second quarters of 2003.

Transactions between the Bank on one hand and the Corporation and CFS Group, Inc. on the other are governed by sections 23A and 23B of the Federal Reserve Act. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

On October 31, 2002, the Federal Reserve Board adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act ("GLB Act").

Under the GLB Act, all financial institutions, including the Corporation, the Bank and CFS Group, Inc. are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial Institution, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Corporation.

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The SEC has adopted or proposed several implementing rules, and the NASD has proposed corporate governance rules that have been presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management.

Effective August 29, 2002, as directed by section 302(a) of the Sarbanes-Oxley Act, the Corporation's chief executive officer and chief financial officer are each required to certify that the Corporation's quarterly and annual reports do not contain any untrue statement of a material fact.

Taxation

Federal Taxation

General. The Corporation files a consolidated tax return which includes the income of all subsidiaries. The following discussion of federal taxation is a summary of certain pertinent federal income tax matters.

Bad Debts. The Bank is currently taxed as a "large" bank for federal income tax purposes, since its average total assets exceed $500 million. As a "large" bank, the Bank may only deduct specific wholly or partially worthless debts pursuant to Section 166 of the Internal Revenue Code.

Net Operating Loss Carryovers. Generally, a corporation may carry back net operating losses ("NOLs") to the preceding two taxable years (five years for 2001 and 2002 losses) and forward to the succeeding 20 taxable years. At December 31, 2002, the Corporation had no net operating loss carryforward for federal income tax purposes.

Corporate Alternative Minimum Tax. The Corporation and its subsidiaries will be subject to the corporate alternative minimum tax to the extent it exceeds regular income tax for the year. The alternative minimum tax will be imposed at a rate of 20% of a specially computed tax base. Included in this base are a number of preference items, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation, including tax exempt municipal income. The Corporation has not been subject to a tax on alternative minimum taxable income during the past five years.

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an "affiliated group" are eligible for a 100% deduction.

The Corporation's federal income tax returns for its tax years beginning in 2000 are open under the statute of limitations and are subject to review by the IRS.

New York State Taxation

The Corporation and its subsidiaries file a Banking Corporation combined New York State Franchise tax return subject to an annual New York State Franchise tax equal to the greater of a regular tax (the "State Regular Tax"), an alternative minimum tax (the "State Alternative Minimum Tax"), a tax based on the combined taxable assets of the Corporation, or a fixed minimum tax of $250.

The State Regular Tax is computed at the rate of 9% for 2000, 8.5% for 2001, 8.00% for 2002 and 7.5% for 2003 on the Corporation's entire net income.

The State Alternative Minimum Tax is computed at the rate of 3% on the Corporation's alternative entire net income for the taxable year. The Corporation's alternative entire net income consists of its entire net income, increased by certain deductions not allowed in computing alternative entire taxable income.

The tax based on combined taxable assets consists of the Corporation's combined average assets. The tax is computed at the rate of one-tenth of a million per dollar of taxable assets, but lower rates apply for banks with at least 33% of their assets in mortgages and that have a "net worth ratio" of less than 5%.

The New York State Franchise tax paid by the Corporation is deductible for Federal income tax purposes. The Corporation's New York State income tax returns for the tax years beginning in 2000 are open and subject to review by New York State.

Employees

As of December 31, 2002, the Corporation and its subsidiaries employed 311 persons on a full-time equivalent basis.

(d) Financial information about foreign and domestic operations and export sales

Neither the Corporation nor its subsidiaries relies on foreign sources of funds or income.

(e) Statistical disclosure by bank holding companies

The following disclosures present certain summarized statistical data covering the Corporation and its subsidiaries. See also Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, for other required statistical data.

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):
	December 31,
	2002	2001	2000
U.S. Treasury and other U.S. Government agencies	$ 71,840	100,129	90,669
Mortgage-backed securities	140,009	92,993	87,129
State and political subdivisions	25,769	24,654	25,054
Corporate bonds and notes	14,785	15,022	12,229
Corporate stocks	12,586	13,455	14,192
Total	$264,989	246,253	229,273

Included in the above table are $257,154, $239,137 and $222,707 (in thousands of dollars) of securities available for sale at December 31, 2002, 2001 and 2000, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2002 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (in thousands of dollars):
	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
U.S. Government agencies	$36,068	5.17%	$24,043	4.92%
Mortgage-backed securities	34,481	1.51%	79,212	5.28%
State and political subdivisions	5,858	2.82%	9,738	4.48%
Corporate bonds and notes	2,528	6.23%	2,795	6.40%
Total	$78,935	3.46%	$115,788	5.16%
	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Government agencies	$10,063	4.44%	$ 1,666	7.27%
Mortgage-backed securities	16,721	4.71%	9,595	4.76%
State and political subdivisions	9,452	4.38%	721	5.07%
Corporate bonds and notes	2,008	-	7,454	6.57%
Total	$38,244	4.39%	$19,436	5.68%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years (in thousands of dollars):

	December 31,
	2002	2001	2000	1999	1998
Commercial, financial and agricultural	$197,485	188,332	158,448	135,305	113,865
Residential mortgages	101,036	101,169	92,627	90,318	89,544
Consumer loans	134,204	134,627	143,743	134,616	126,097
Total	$432,725	424,128	394,818	360,239	329,506

The following table shows the maturity of loans (excluding residential mortgages and consumer loans) outstanding as of December 31, 2002. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates (in thousands of dollars):
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$60,640	$43,826	$93,019	$197,485
Loans maturing after one year with:
Fixed interest rates		$31,999	$15,387
Variable interest rates		$11,827	$77,632
Total		$43,826	$93,019

Loan Concentrations

At December 31, 2002, the Corporation has no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans. The unallocated portion of the allowance represents risk elements in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated allowance include historical loan loss history, current economic conditions, and loan growth. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2002:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans
Balance at end of period applicable to:	2002	%	2001	%	2000	%	1999	%	1998	%

Commercial, financial and agricultural	$4,743	35.2	2,360	33.0	1,697	29.2	1,227	25.4	2,081	24.0
Commercial mortgages	879	10.4	691	11.4	522	11.0	334	12.2	21	12.0
Residential mortgages	295	23.4	368	23.8	152	23.4	185	25.0	88	25.7
Consumer loans	1,077	31.0	1,290	31.8	1,536	36.4	1,416	37.4	1,007	38.3
	6,994	100.0	4,709	100.0	3,907	100.0	3,162	100.0	3,197	100.0
Unallocated	680	N/A	368	N/A	801	N/A	1,503	N/A	1,312	N/A
Total	$7,674	100.0	5,077	100.0	4,708	100.0	4,665	100.0	4,509	100.0

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

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$109,536	- %	105,585	- %	105,795	- %
Interest-bearing demand deposits	41,501	0.71	40,553	1.07	40,939	1.27
Savings and insured money market deposits	162,737	1.65	149,301	2.55	141,000	3.10
Time deposits	231,882	3.93	238,222	5.27	227,465	5.72
	$545,656		533,661		515,199

Scheduled maturities of time deposits at December 31, 2002 are summarized as follows (in thousands of dollars):
2003	$136,495
2004	36,504
2005	16,627
2006	7,243
2007	24,545
2008 and thereafter	23
$221,437

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2002 are summarized as follows (in thousands of dollars):
3 months or less	$17,411
Over 3 through 6 months	2,280
Over 6 through 12 months	3,623
Over 12 months	21,063
$44,377

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2002	2001	2000
Return on average assets	0.88%	1.18%	1.31%
Return on average equity	8.22	10.87	12.86
Return on beginning equity	8.26	11.43	13.41
Dividend payout ratio	54.27	42.20	39.67
Average equity to average assets ratio	10.66	10.87	10.20
Year-end equity to year-end assets ratio	10.57	10.92	10.99

Short-Term Borrowings

For each of the three years in the period ended December 31, 2002, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is included in notes 8 and 9 to the consolidated financial statements. See Part II, Item 8.

ITEM 2. PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, NY, thirteen (13) branch locations situated in a four-county area, owned office space adjacent to the Bank's main office in Elmira, NY, and ten (10) off-site automated teller facilities (ATMs), three (3) of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 60,000 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 59,255 square feet entirely occupied by the Bank. The combined square footage of the thirteen (13) branch banking facilities totals approximately 65,000 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased. The leased automated teller facility spaces total approximately 150 square feet.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation's stock is traded in the over-the-counter market under the symbol CHMG.OB.

Below are the quarterly market price ranges for the Corporation's stock for the past three (3) years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management.

Market Prices of Chemung Financial Corporation Stock

During Past Three Years (dollars)
	2002	2001	2000
1st Quarter	28.05 - 29.70	19.25 - 20.50	18.00 - 24.50
2nd Quarter	28.25 - 28.85	19.05 - 23.65	19.00 - 21.50
3rd Quarter	28.00 - 28.70	22.80 - 29.00	19.13 - 20.50
4th Quarter	23.00 - 28.20	28.00 - 30.00	19.25 - 19.75

Below are the dividends paid by the Corporation for each quarter of the last three (3) years.

Dividends Paid Per Common Share by Chemung Financial Corporation
During Past Three Years

	2002	2001	2000
January 2	$0.230	$0.220	$0.210
April 2	0.230	0.220	0.210
July 2	0.230	0.220	0.210
October 1	0.230	0.230	0.220
	$0.920	$0.890	$0.850

As of February 28, 2003 there were 682 registered holders of record of the Corporation's stock.

ITEM 6. SELECTED FINANCIAL DATA
SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2002	2001	2000	1999	1998
Total assets	$751,171	$725,072	$676,237	$653,603	$620,066
Loans, net of deferred fees and costs, and unearned income	432,294	423,755	394,572	359,963	329,255
Investment Securities	264,989	246,253	229,273	235,990	241,955
Deposits	541,765	520,687	511,388	481,774	466,139
Securities sold under agreements to repurchase	78,661	79,457	49,407	49,946	50,587
Federal Home Loan Bank Advances	40,750	37,600	33,400	49,700	26,900
Shareholders' equity	79,427	79,162	74,312	65,312	66,090

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2002	2001	2000	1999	1998
Net interest income	$27,128	27,430	25,923	25,449	23,739
Provision for loan losses	3,283	1,100	750	673	800
Net interest income after provision for loan losses	23,845	26,330	25,173	24,776	22,939
Other operating income:
Trust and investment services income	4,488	4,537	4,799	4,813	4,505
Securities (losses) gains, net	(459)	491	216	151	216
Other income	6,293	5,179	5,017	4,442	3,496
Total other operating income	10,322	10,207	10,032	9,406	8,217
Other operating expenses	25,405	24,052	22,456	21,631	20,473
Income before income tax expense	8,762	12,485	12,749	12,551	10,683
Income tax expense	2,222	3,992	3,994	4,159	3,386

Net income	$ 6,540	8,493	8,755	8,392	7,297

SELECTED PER SHARE DATA ON COMMON SHARES AT OR FOR THE YEARS ENDED DECEMBER 31,	2002	2001	2000	1999	1998
Net income per share	$1.66	$2.10	$2.14	$2.03	$ 1.77
Dividends declared	0.92	0.90	0.86	0.76	0.665
Tangible book value	19.60	18.55	16.94	14.56	14.59
Market price at 12/31	26.875	29.25	19.50	24.50	27.50
Average shares outstanding (in thousands)	3,928	4,051	4,094	4,132	4,116

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2002	2001	2000	1999	1998
Return on average assets	0.88%	1.18%	1.31%	1.31%	1.25%
Return on average tier I equity (1)	9.45%	12.49%	13.92%	14.57%	13.88%
Dividend yield at year end	3.42%	3.15%	4.51%	3.43%	2.47%
Dividend payout	54.27%	42.20%	39.67%	36.90%	37.56%
Total capital to risk adjusted assets	16.12%	16.87%	17.31%	17.30%	17.45%
Tier I capital to risk adjusted assets	14.33%	15.13%	15.49%	15.23%	15.27%
Tier I leverage ratio	9.26%	9.86%	9.91%	9.49%	9.57%
Loans to deposits	79.79%	81.38%	77.16%	74.72%	70.63%
Allowance for loan losses to total loans	1.78%	1.20%	1.19%	1.30%	1.37%
Allowance for loan losses to non-performing loans	59.1%	90.1%	276%	332%	92.9%
Non-performing loans to total loans	3.01%	1.33%	0.43%	0.39%	1.47%
Net interest rate spread	3.33%	3.33%	3.24%	3.48%	3.62%
Net interest margin	3.95%	4.16%	4.20%	4.30%	4.47%
Efficiency ratio (2)	66.43%	62.06%	60.54%	60.09%	61.97%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of goodwill and intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.
UNAUDITED QUARTERLY DATA	Quarter Ended
	2002
(in thousands except per share data)	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$11,256	$11,247	$11,231	$10,487
Interest expense	4,472	4,443	4,288	3,891
Net interest income	6,784	6,804	6,943	6,596
Provision for loan losses	350	350	1,350	1,233
Net interest income after provision for loan losses	6,434	6,454	5,593	5,363
Total other operating income	2,704	3,140	1,838	2,640
Total other operating expenses	6,495	6,485	6,525	5,899
Income before income tax expense	2,643	3,109	906	2,104
Income tax expense	793	867	57	505
Net Income	$ 1,850	$ 2,242	$ 849	$ 1,599

Basic earnings per share	$ 0.46	$ 0.56	$ 0.22	$ 0.42

	Quarter Ended
	2001
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$12,202	$12,469	$12,395	$12,056
Interest expense	5,797	5,687	5,330	4,877
Net interest income	6,405	6,782	7,065	7,179
Provision for loan losses	188	188	238	487
Net interest income after provision for loan losses	6,217	6,594	6,827	6,692
Total other operating income	2,457	2,872	3,126	1,752
Total other operating expenses	5,889	6,020	6,030	6,112
Income before income tax expense	2,785	3,446	3,923	2,332
Income tax expense	868	1,098	1,351	676
Net Income	$ 1,917	$ 2,348	$ 2,572	$ 1,656

Basic earnings per share	$ 0.47	$ 0.58	$ 0.63	$ 0.41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on information about the financial condition and results of operations of Chemung Financial Corporation. Reference should be made to the accompanying consolidated financial statements (including related notes) and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

Statements included in this discussion and in future filings by Chemung Financial Corporation (the "Corporation") with the Securities and Exchange Commission, in Chemung Financial Corporation press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Chemung Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, could cause Chemung Financial Corporation's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Corporation disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Description of Business

Chemung Financial Corporation, through its wholly owned subsidiaries, Chemung Canal Trust Company (the "Bank") and CFS Group, Inc. (a financial services company), provides a wide range of banking, financing, fiduciary and other financial services within its local market areas.

Management defines the market areas of Chemung Canal Trust Company as those areas within a 25-mile radius of its branches in Chemung, Steuben, Schuyler, and Tioga counties, including the northern tier of Pennsylvania. The Corporation's lending policy restricts substantially all lending efforts to these geographical regions.

Critical Accounting Policies

Critical accounting policies are those most important to the portrayal of the Corporation's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the level of the allowance required to cover probable credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverages for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

All accounting policies are important, and as such, the Corporation encourages the reader to review each of the policies included in note 1 to the consolidated financial statements to obtain a better understanding of how the Corporation's financial performance is reported.

Management of Credit Risk - Loan Portfolio

The Corporation manages credit risk, while conforming to state and federal laws governing the making of loans, through written policies and procedures; loan review to identify loan problems at the earliest possible time; collection procedures (continued even after a loan is charged off); an adequate allowance for loan losses; and continuing education and training to ensure lending expertise. Diversification by loan product is maintained through offering commercial loans, 1-4 family mortgages, and a full range of consumer loans.

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Board is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the president, two executive vice presidents, credit services division manager, commercial loan manager, consumer loan manager, mortgage loan manager and credit manager, implements the Board-approved loan policy.

Competition

The Corporation is subject to intense competition throughout the southern tier of New York State and the northern tier of Pennsylvania in the lending and deposit gathering aspects of its business from commercial and thrift banking institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and Internet vendors. The Corporation also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Unlike the Corporation, many of these competitors are not subject to regulation as extensive as that of the Corporation and, as a result, they may have a competitive advantage over the Corporation in certain respects. This is particularly true of credit unions, as their pricing structure is not encumbered by income taxes.

Competition for the Corporation's fiduciary services comes primarily from brokerage firms and independent investment advisors. This is considered to be significant competition, as these firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration totaled $1.2 billion at year-end 2002. Relative to the Corporation's consolidated assets, the Trust and Investment Division is unusually large and is responsible for the largest component of non-interest revenue.

Employees

The Corporation and its subsidiaries had 311 full-time equivalent employees (FTE's) on December 31, 2002, versus 315 at the beginning of the year and 308 on December 31, 2000. The employment trend is relatively stable.

Financial Condition

During 2002, total assets grew by $26.1 million or 3.6% to $751.2 million as compared to $725.1 million as of year-end 2001 and $676.2 million at year-end 2000. Total loans, net of unearned income and deferred fees and costs, grew by $8.5 million or 2.0% to $432.3 million. While the weakness in the economy impacted commercial loan volume as compared to a year ago, we continued to see a steady volume of new requests, with business loans, including commercial mortgages, growing $9.2 million or 4.9%. Significant growth was also achieved in our home equity portfolio, as outstanding loans increased $3.9 million or 8.2%, attributed to the lower interest rate environment throughout 2002. The growth in the above areas was offset to some extent primarily by a $4.4 million or 6.0% decrease in consumer installment loans. This decrease is related primarily to a decrease in indirect auto loans outstanding, impacted in large part by an extremely competitive pricing environment, including captive automobile financing companies offering 0% financing for terms up to 5 years.

The carrying value of the total securities portfolio increased $18.7 million or 7.6%. At amortized cost, the portfolio was up $14.8 million, this period-end increase resulting primarily from investments during December 2002 totaling nearly $34 million, including federal agency bond purchases of $10.0 million and mortgage-backed securities purchases of $20.5 million. Unrealized appreciation related to the available for sale portfolio increased $4.0 million, reflective of the impact that lower interest rates have had on the bond portfolio.

Another significant change in assets was the $2.7 million increase in premises and equipment. The major capital investments during 2002 included renovations to our main office first floor, as well as the purchase of a new mainframe computer system and trust department operating system. These investments are part of an ongoing commitment to provide the highest of quality service to both existing and new clients.

Primary funding sources for our asset growth during 2002 included an increase in deposits, as well as an increase in advances from the Federal Home Loan Bank. In total, deposits increased $21.1 million or 4.0% from $520.7 million to $541.8 million. While period-end public funds deposits (primarily local municipal deposits) were down $3.2 million, all other personal and non-personal balances increased $24.3 million. Much of this growth, excluding public fund balances, was in personal and non-personal savings accounts, up $9.5 million or 10.3% from year-end 2001 to year-end 2002, insured money market accounts, up $12.7 million or 35.5% and certificate of deposit balances (including IRA accounts), which increased $6.2 million or 3.2%. Period-end personal and non-personal non-interest bearing demand deposits were down $3.1 million or 2.9%. Federal Home Loan Bank advances were up $3.2 million due to an increase in overnight advances under our line of credit.

BALANCE SHEET COMPARISONS
(in millions)
Average Balance Sheet	2002	2001	2000	1999	1998	1997	% Change 2001 to 2002	Compounded Annual Growth 5 Years
Total Assets	$745.9	$718.6	$667.0	$642.3	$584.0	$539.2	3.8%	6.7%
Earning Assets (1)	686.1	658.8	617.4	591.6	531.2	490.9	4.1%	6.9%
Loans, net of deferred fees and costs, and unearned income	428.8	416.4	382.8	346.5	311.7	291.3	3.0%	8.0%
Investments (2)	257.3	242.4	234.6	245.0	219.5	199.8	6.1%	5.2%
Deposits	545.7	533.7	515.2	494.1	467.2	450.2	2.2%	3.9%
Wholesale funding	105.5	92.9	71.8	66.6	37.0	13.1	13.6%	51.8%
Tier I equity (3)	69.2	68.0	62.9	57.6	52.6	51.6	1.8%	6.0%

(1) Average earning assets include securities available for sale and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, and federal funds sold.
(2) Average balances for investments include securities available for sale and securities held to maturity, based on amortized cost, and federal funds sold and interest-bearing deposits.
(3) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss.
Ending Balance Sheet	2002	2001	2000	1999	1998	1997	% Change 2001 to 2002	Compounded Annual Growth 5 Years
Total Assets	$751.2	$725.1	$676.2	$653.6	$620.1	$545.5	3.6%	6.6%
Earning Assets(1)	686.3	662.8	619.2	597.6	563.5	486.1	3.5%	7.1%
Loans, net of deferred fees and costs, and unearned income	432.3	423.8	394.6	360.0	329.3	296.9	2.0%	7.8%
Allowance for loan losses	7.7	5.1	4.7	4.7	4.5	4.1	51.0%	13.1%
Investments (2)	266.2	247.5	230.7	237.1	243.3	196.8	7.6%	6.2%
Deposits	541.8	520.7	511.4	481.8	466.1	451.0	4.1%	3.7%
Wholesale funding	113.3	112.1	77.9	94.2	71.4	20.5	1.1%	40.8%
Tangible equity (3)	75.4	74.7	69.3	59.7	59.9	54.8	0.9%	6.6%

(1) Earning assets include securities available for sale and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, and federal funds sold.
(2) Investments include securities available for sale, at estimated fair value, securities held to maturity, at amortized cost, federal funds sold and interest-bearing deposits.
(3) Shareholders' equity less goodwill and intangible assets.

Securities

The Board-approved Funds Management Policy includes an investment portfolio policy which requires that, except for local municipal obligations that are sometimes not rated or carry ratings above "Baa" but below "A" by Moody's or Standard & Poors, debt securities purchased for the bond portfolio must carry a minimum rating of "A". Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are classified as Held to Maturity. The Available for Sale portfolio at December 31, 2002 was $257.2 million compared to $239.1 million a year earlier and $222.7 million at the end of 2000. At year-end 2002, the total net unrealized appreciation in the securities available for sale portfolio was $12.5 million, compared to $8.5 million a year ago. This change is primarily reflective of the impact that lower market interest rates had on the fair value of the bond portfolio. The components of this change are set forth below.

SECURITIES AVAILABLE FOR SALE (in thousands)
At December 31	Amortized Cost	2002 Estimated Fair Value	Unrealized Appreciation (Depreciation)	AmortizedCost	2001 Estimated Fair Value	Unrealized Appreciation (Depreciation)
Obligations of U.S. Government agencies	$ 70,425	71,840	1,415	98,866	100,129	1,263
Mortgage-backed securities	136,559	140,009	3,450	92,539	92,993	454
Obligations of states and political subdivisions	16,990	17,934	944	17,497	17,729	232
Corporate bonds and notes	13,712	14,785	1,073	14,705	14,831	126
Corporate stocks	6,939	12,586	5,647	6,982	13,455	6,473
Totals	$244,625	$257,154	$ 12,529	$230,589	$239,137	$ 8,548

Included in the preceding table are 20,815 shares of SLM Corp. (formerly USA Education, Inc.) at a cost basis of approximately $2 thousand and estimated fair value of $2.162 million. These shares were acquired as preferred shares of Student Loan Marketing Association ("SALLIE MAE"), a permitted exception to the Government regulation banning bank ownership of equity securities in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as SALLIE MAE recapitalized. Additionally, at December 31, 2002, the Corporation held marketable equities totaling $616 thousand at cost, with a total estimated fair value of $4.064 million. The shares, other than SLM Corp., were acquired prior to the enactment of the Banking Act of 1933.

Non-marketable equity securities included in the Corporation's portfolio are 10,781 shares of Federal Reserve Bank stock and 56,625 shares of the Federal Home Loan Bank of New York stock. They are carried at their cost of $539 thousand and $5.663 million, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these last two investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-performing loans at year-end 2002 totaled $12.994 million as compared to $5.633 million at year-end 2001, an increase of $7.361 million. This increase in non-performing loans is reflective of the impact that a weak economy throughout 2002 had on certain of our commercial clients. Loans in non-accrual status increased $7.855 million due primarily to the addition of three commercial relationships totaling $8.439 million as of December 31, 2002. It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer, mortgage or home equity loan not guaranteed by a government agency which becomes 120 days delinquent, the loan is placed in non-accrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible. Loans may also be placed in non-accrual if management believes such classification is warranted for other reasons. An increase of $3.304 million in troubled debt restructurings during 2002 was due primarily to the addition of one commercial mortgage totaling $3.0 million, which was restructured at market terms in light of cash flow difficulties experienced by the borrower. The appraisals of the properties securing this mortgage indicate adequate collateral coverage, and we expect that with the restructured terms, the borrower will have the cash flow necessary to amortize this obligation. Loans greater than 90 days past due and still accruing interest have decreased $3.798 million since year-end 2001, as a commercial relationship with a balance of $3.480 million at December 31, 2001 was brought current during the fourth quarter of 2002. This relationship is well collateralized, and we anticipate that going forward, the borrower will generate the cash flow necessary to service these loans.

NON-PERFORMING ASSETS

The following table summarizes the Corporation's non-performing assets (in thousands of dollars):
	December 31,
	2002	2001	2000	1999	1998

Non-accrual loans	$ 9,345	1,490	1,078	640	4,458
Troubled debt restructurings	3,382	78	405	470	86
Accruing loans past due 90 days or more	267	4,065	224	281	395
Total non-performing loans	$12,994	5,633	1,707	1,391	4,939
Other real estate owned	406	82	62	536	651
Securities on non-accrual	1,288	-	-	-	-
Total non-performing assets	$14,688	5,715	1,769	1,927	5,590

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):
	2002	2001	2000
Interest income that would have been recorded under original terms	$882	104	118

Interest income recorded during the period	862	102	89

In addition to non-performing loans, as of December 31, 2002, the Corporation has identified 19 commercial relationships totaling $8.131 million in potential problem loans, as compared to $7.049 million (16 relationships) at December 31, 2001. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Given the increased level of non-performing and classified relationships, and in recognition of the increased inherent risk of loss in the current loan portfolio, the Corporation increased its provision for loan losses during 2002 to $3.283 million as compared to $1.100 million during 2001, an increase of $2.183 million. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluations of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. At December 31, 2002, the Corporation's allowance for loan losses totaled $7.674 million, resulting in a coverage ratio of allowance to non-performing loans of 59.06%. However, included in this ratio is the $3.0 million restructured commercial mortgage which management believes has sufficient collateral and cash flow as of December 31, 2002 to support the debt. Excluding this loan, the coverage ratio would be 76.79%. An internal review of non-performing loans and the associated collateral coverage indicates that the current coverage ratio is adequate. Net loan charge-offs were $686 thousand or 0.16% of average outstanding loans in 2002, compared to $731 thousand or 0.18% of average outstanding loans in 2001. The allowance for loan losses to total loans at December 31, 2002 was 1.78% as compared to 1.20% as of December 31, 2001.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2002 (in thousands of dollars):
	Years Ended December 31,
	2002	2001	2000	1999	1998
Allowance for loan losses at beginning of year	$5,077	4,708	4,665	4,509	4,145
Charge-offs:
Commercial, financial and agricultural	136	139	65	38	13
Real estate mortgages	23	5	4	12	16
Consumer loans	710	806	770	624	552
Home equity	11	-	14	16	13
Total	880	950	853	690	594
Recoveries:
Commercial, financial and agricultural	48	64	29	43	35
Real estate mortgages	1	12	-	-	-
Consumer loans	145	143	117	130	123
Total	194	219	146	173	158
Net charge-offs	686	731	707	517	436
Provision charged to operations	3,283	1,100	750	673	800
Allowance for loan losses at end of year	$7,674	5,077	4,708	4,665	4,509
Ratio of net charge-offs during year to average loans outstanding (1)	.16%	.18%	.18%	.15%	.. 14%

(1) Daily balances were used to compute average outstanding loan balances.

The Corporation's available for sale securities portfolio at December 31, 2002 includes an investment in a $2.5 million par value corporate bond which was downgraded by nationally recognized rating agencies in July of 2002 to below investment grade status. At that time, it was determined that the resulting decline in the estimated fair value of the bond was other-than-temporary, and accordingly, the bond was written down to its estimated fair value and placed in non-accrual status during the third quarter of 2002. The write-down of the bond to 51.5% of par value resulted in a pre-tax charge to earnings during the third quarter of $1.006 million, with the bond being carried at a value of $1.288 million as of December 31, 2002. The bond was in non-accrual status at December 31, 2002. In early 2003, the bond traded at between 83% and 91% of par value, and in January of 2003, the Corporation sold $1.0 million of this bond (carrying value of $515 thousand) at 85% of par value or $850 thousand, resulting in a pre-tax gain of $335 thousand. We will continue to monitor the trading activity of this bond, as well as its rating.

Capital Resources and Dividends

The Corporation continues to maintain a strong capital position. Tangible shareholders' equity at December 31, 2002 was $75.4 million or 10.03% of total assets compared to $74.7 million or 10.30% of total assets a year earlier and $69.3 million or 10.24% at December 31, 2000. The major changes in tangible shareholders' equity during 2002 included an increase in undistributed earnings (net income less dividends declared) of $3.0 million and a $2.4 million increase in accumulated other comprehensive income due to the increase in net unrealized gains on available for sale securities. The above were somewhat offset by a $5.3 million increase in treasury shares, as we continued to actively purchase treasury shares under our share repurchase program. As of December 31, 2002, the Corporation's ratio of Total Capital to Risk Weighted Assets was 16.12% compared with 16.87% a year earlier. The Corporation's leverage ratio (Tier I Capital/Average Assets) was 9.26% at December 31, 2002 and 9.86% at December 31, 2001.

Under Federal Reserve regulations (see Note 15 to the consolidated financial statements), the Bank is limited to the amount it may loan to the Corporation, unless such loans are collateralized by specific obligations. At December 31, 2002, the maximum amount available for transfer from the Bank to the Corporation in the form of unsecured loans was $1.8 million. During 2002, there was one loan extended by the Bank to the Corporation in the amount of $300 thousand. This loan was outstanding for a period of 14 days. There were no such loans extended during 2001 and 2000, and none are anticipated during 2003. The Bank is subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2002, $4.7 million was available for the declaration of dividends.

Cash dividends declared amounted to $3.549 million in 2002 versus $3.584 million in 2001 and $3.473 million in 2000. Dividends declared during 2002 amounted to 54.3% of net income compared to 42.2% and 39.7% of 2001 and 2000 net income, respectively. The increase in the dividend payout ratio is related to the lower net earnings generated in 2002. Despite these lower earnings, the strength of our capital position supported the dividends declared, and it is management's objective to continue generating sufficient capital internally, while retaining an adequate dividend payout ratio to our shareholders.

Treasury Shares

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On May 10, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant over a two-year period. During 2002, 187,812 shares were purchased at a total cost of $5.333 million or an average price of $28.39 per share. Since the inception of the share repurchase program in May of 2001, a total of 233,451 shares have been purchased, leaving the Corporation the ability to repurchase 166,549 shares as of December 31, 2002 under the current Board authorization. During 2001, 97,275 shares were purchased at a total cost of $2.343 million or an average price of $24.09 per share, and in 2000 there were 19,068 shares purchased at a total cost of $397 thousand (average of $20.83 per share).

Performance Summary

Consolidated net income for 2002 totaled $6.540 million versus $8.493 million in 2001, a decrease of $1.953 million or 23.0%. Earnings per share were down 21.0% from $2.10 to $1.66 per share on 122,690 fewer average shares outstanding. In 2000, the Corporation earned $8.755 million. Dividends declared in 2002 totaled $0.92 per share versus $0.90 in 2001 and $0.86 in 2000.

Performance in 2002 was adversely impacted by the weakness in the local and national economies, and the impact of this environment on our clients. As discussed in detail under the "Asset Quality" section of this report, this prolonged weakness has had a significant impact on a number of our large commercial relationships, resulting in an increase in the level of non-performing loans. In recognition of this, and after a thorough review of our loan portfolio, management decided to increase the provision for loan losses by $2.183 million in 2002, from $1.1 million to $3.283 million, with $1.858 million of this increase recognized during the second half of the year. Additionally, during the third quarter, as discussed under "Asset Quality", we recognized a $1.006 million pre-tax charge to earnings related to other-than-temporary impairment on a $2.5 million par value corporate bond. The increase in the provision for loan losses and the pre-tax charge to earnings that resulted from writing down the corporate bond negatively impacted our 2002 net income by approximately $1.9 million or $0.49 per share.

Net interest income before the provision for loan losses was down $302 thousand or 1.1% despite a $27.3 million or 4.1% increase in average earning assets. Total interest and dividend income on earning assets was $44.222 million in 2002 compared to $49.122 million in 2001 and $47.978 million in 2000. Clearly, the $4.899 million or 10.0% decrease in 2002 can be attributed to a 101 basis point decline in average yield from 7.46% to 6.45%, reflective of the fact that interest rates throughout 2002 were at 40 year lows. Factors related to the increase in average earning assets include a $12.4 million or 3.0% increase in average loans. During 2002, average commercial loans increased $9.2 million or 5.1%, with average mortgages showing a $5.9 million or 6.0% increase. Other significant growth was evidenced by a $4.2 million or 9.2% increase in the home equity portfolio. The above growth areas were somewhat offset by a $7.0 million or 8.9% decrease in average consumer installment loans, this decline related primarily to a lower volume of indirect retail automobile financing. In addition to the loan growth, the securities portfolio and federal funds sold and interest-bearing deposits increased on average $1.7 million and $13.1 million, respectively.

Total average funding liabilities during 2002 increased by $26.0 million or 4.1%. Average deposit balances during 2002 increased $12.0 million or 2.2%. While public fund average balances were down $22.3 million, other personal and non-personal average deposit balances increased $34.3 million. Much of this growth ($25.5 million) was in personal account balances, reflected primarily in higher average time deposits (+ $8.0 million), savings (+ $10.9 million), demand deposits (+ $3.8 million) and insured money market accounts (+ $2.0 million). Securities sold under agreements to repurchase increased $16.6 million on average due primarily to an average increase in securities purchases funded by term repurchase agreements entered into with the Federal Home Loan Bank of New York. The above increases were offset to some extent by a $2.6 million decrease in average overnight borrowings from the Federal Home Loan Bank. Interest expense totaled $17.094 million in 2002, as compared to $21.692 million in 2001, and $22.055 million in 2000. The $4.598 million or 21.2% decrease in interest expense during 2002 is again reflective of the lower interest rate environment. While average funding liabilities increased $26.0 million, the cost of these funds, including the effect of non-interest bearing funding sources (such as demand deposits), decreased 84 basis points from 3.44% to 2.60%. The net interest margin for 2002 of 3.95% was 21 basis points lower than the 2001 margin of 4.16%.

Non-interest income increased $115 thousand to $10.322 million, up 1.1% over 2001. The total increase was negatively impacted by the above mentioned corporate bond write-down of $1.006 million, which is reflected in net losses on securities transactions. Excluding the impact of that transaction, all other non-interest income was up $1.121 million or 11.0%. Of this increase, $450 thousand is the result of higher pre-tax income from our equity investment in Cephas Capital Partners, L.P. ("Cephas"). During the fourth quarter of 2001, we recognized a $550 thousand write-down of our equity investment in this small business investment company limited partnership, which resulted in a pre-tax loss on this investment of $269 thousand in 2001. This charge to earnings resulted from a large loan loss at Cephas. Because the Corporation's percentage ownership in this partnership exceeds 20%, the equity method of accounting is utilized, such that the Corporation's percentage of the partnership's income is recognized as income on its investment; and likewise, any loss by the partnership is recognized as a loss on the Corporation's investment. Income from this investment in 2002 totaled $181 thousand. Other areas that contributed significantly to the increase in non-interest income include service charges (+ $198 thousand), revenue from CFS Group, Inc. (+ $142 thousand), non-taxable gains on stock donations (+ $104 thousand), checkcard interchange income (+ $87 thousand) and credit card merchant earnings (+ $53 thousand). Trust and investment services income, the largest component of non-interest income, was down $48 thousand to $4.488 million. Much of the revenue generated in this area is based on asset market values, and this reduction is reflective of the market decline during 2002, much of which was offset by new business generated and fee increases instituted in the second quarter.

Operating expenses increased $1.353 million (5.6%) to $25.405 million. The area having the most significant impact on the 2002 increase was salaries and benefits, which in total increased $456 thousand or 3.9%. Salaries and wages were up $348 thousand or 3.8%, due primarily to regular wage increases. Pension and other employee benefits increased $109 thousand or 4.1%, this increase impacted significantly by a $494 thousand increase in the net periodic pension cost, from a credit of $195 thousand in 2001 to an expense of $299 thousand in 2002. This increase is based upon an actuarial analysis of future benefit obligations related to the plan, and the increase resulted primarily from the impact of a declining stock market on asset values and a reduction in the discount rate used in calculating future benefit obligations, as well as higher salaries. Based upon actuarial estimates for 2003, we do expect that the periodic pension cost during 2003 will increase approximately $330 thousand as compared to 2002. During 2002, the Corporation was not required to contribute to the plan. However, due to market performance, the funding position of the plan has deteriorated, and there may be a required contribution during 2003. The increase in the pension cost during 2002 was offset to some extent by a $395 thousand decrease in incentive bonuses. Additionally, the 2002 operating expense increase includes a $327 thousand prepayment penalty associated with the Corporation refinancing a $10 million Federal Home Loan Bank advance during the third quarter. With interest rates at such low levels, management determined it advantageous to payoff an existing advance carrying a rate of 4.90%, and refinance for a five year term at a rate of 3.72%. This transaction will reduce 2003 interest expense by approximately $118 thousand. Other major items impacting the operating expense increase include depreciation expense (+ $310 thousand) and donation expense (+ $102 thousand), this expense related to the non-taxable gains noted above. In compliance with the provisions of SFAS No. 142, the Corporation has not incurred any amortization expense related to goodwill during 2002. During 2001, this expense totaled $190 thousand.

The $1.770 million decrease in income tax expense is the result of lower pre-tax earnings as well as a $145 thousand tax deduction related to dividends paid or credited to our profit sharing, savings and investment plan participants, and $116 thousand in New York State Empire Zone real property and tax reduction credits.

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2002	2001	2000	1999	1998	1997	% Change 2001 to 2002	Compounded Annual Growth 5 Years
Net interest income	$27,128	27,430	25,923	25,449	23,739	23,274	-1.1%	3.1%
Provision for loan losses	3,283	1,100	750	673	800	850	198.5%	31.0%
Net interest income after provision for loan losses	23,845	26,330	25,173	24,776	22,939	22,424	-9.4%	1.2%
Other operating income:
Trust and investment services income	4,488	4,537	4,799	4,813	4,505	4,079	-1.1%	1.9%
Securities (losses) gains, net	(459)	491	216	151	216	324	-193.5%	-207.2%
Other income	6,293	5,179	5,017	4,442	3,496	3,065	21.5%	15.5%
Total other operating income	10,322	10,207	10,032	9,406	8,217	7,468	1.1%	6.7%
Other operating expenses	25,405	24,052	22,456	21,631	20,473	19,368	5.6%	5.6%
Income before income tax expense	8,762	12,485	12,749	12,551	10,683	10,524	-29.8%	-3.6%
Income tax expense	2,222	3,992	3,994	4,159	3,386	3,667	-44.3%	-9.5%

Net income	$ 6,540	8,493	8,755	8,392	7,297	6,857	-23.0%	-0.9%

AVERAGE BALANCES AND YIELDS

For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2002			2001			2000
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:	(Dollars in thousands)
Loans	$428,795	30,907	7.21%	416,370	34,046	8.18%	382,788	33,160	8.66%
Taxable securities	211,626	11,877	5.61	209,630	13,486	6.43	201,641	13,087	6.49
Tax-exempt securities	23,904	1,043	4.36	24,168	1,107	4.58	28,359	1,298	4.58
Federal funds sold	19,375	315	1.63	6,009	271	4.51	2,839	184	6.48
Interest-bearing deposits	2,402	80	3.33	2,635	212	8.05	1,755	249	14.19

Total earning assets	686,102	44,222	6.45%	658,812	49,122	7.46%	617,382	47,978	7.77%

Non-earning assets:
Cash and due from banks	24,064			24,864			24,070
Premises and equipment, net	16,173			14,137			13,040
Other assets	15,477			16,773			17,605
Allowance for loan losses	(5,765)			(4,832)			(4,708)
AFS valuation allowance	9,896			8,888			(367)
Total	745,947			718,642			667,022

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Demand deposits	41,501	296	0.71%	40,553	432	1.07%	40,939	518	1.27%
Savings and insured money market deposits	162,737	2,686	1.65	149,301	3,807	2.55	141,000	4,367	3.10
Time deposits	231,882	9,110	3.93	238,222	12,552	5.27	227,465	13,010	5.72
Federal Home Loan Bank advances and securities sold under agreements to repurchase	111,358	5,002	4.49	97,375	4,901	5.03	77,459	4,160	5.37

Total interest-bearing liabilities	547,478	17,094	3.12%	525,451	21,692	4.13%	486,863	22,055	4.53%

Non-interest-bearing liabilities:
Demand deposits	109,536			105,585			105,795
Other liabilities	9,412			9,469			6,308
Total liabilities	666,426			640,505			598,966
Shareholders' equity	79,521			78,137			68,056
Total	745,947			718,642			667,022

Net interest income		$27,128			27,430			25,923

Net interest rate spread			3.33%			3.33%			3.24%

Net interest margin			3.95%			4.16%			4.20%

CHANGES DUE TO VOLUME AND RATE

The following table demonstrates the impact on net interest income of the changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Corporation. For purposes of constructing this table, average investment securities are at average amortized cost and earning asset averages include non-performing loans. Therefore, the impact of changing levels of non-performing loans is reflected in the change due to rate, but does not affect changes due to volume. No tax equivalent adjustments were made.
	2002 vs.2001 Increase/(Decrease)		2001 vs. 2000 Increase/(Decrease)
Interest income (in thousands)	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate
Loans	$(3,139)	992	(4,131)	886	2,795	(1,909)
Taxable investment securities	(1,609)	127	(1,736)	399	520	(121)
Tax-exempt investment securities	(64)	(12)	(52)	(191)	(191)	0
Federal funds sold	44	303	(259)	87	156	(69)
Interest-bearing deposits	(132)	(18)	(114)	(37)	96	(133)
Total interest income	$(4,900)	1,392	(6,292)	1,144	3,376	(2,232)
Interest expense (in thousands)
Interest-bearing demand deposits	(136)	10	(146)	(86)	(5)	(81)
Savings and insured money market deposits	(1,121)	318	(1,439)	(560)	247	(807)
Time deposits	(3,442)	(326)	(3,116)	(458)	597	(1,055)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	101	660	(559)	741	1,017	(276)
Total interest expense	$(4,598)	662	(5,260)	(363)	1,856	(2,219)
Net interest income	$ (302)	730	(1,032)	1,507	1,520	(13)

SELECTED PER SHARE DATA ON COMMON SHARES

	2002	2001	2000	1999	1998	1997	% Change 2001 To 2002	Compounded Annual Growth 5 Years
Net income per share	$1.66	$2.10	$2.14	$2.03	$ 1.77	$ 1.66	-21.0%	0.0%
Dividends declared	0.92	0.90	0.86	0.76	0.665	0.605	2.2%	8.7%
Tangible book value	19.60	18.55	16.94	14.56	14.59	13.24	5.7%	8.2%
Market price at 12/31	26.875	29.25	19.50	24.50	27.50	21.00	-8.1%	5.1%
Average shares outstanding (in thousands)	3,928	4,051	4,094	4,132	4,116	4,143	-3.0%	-1.1%

SELECTED RATIOS
	2002	2001	2000	1999	1998
Return on average assets	0.88%	1.18%	1.31%	1.31%	1.25%
Return on average tier I equity (1)	9.45%	12.49%	13.92%	14.57%	13.88%
Dividend yield at year end	3.42%	3.15%	4.51%	3.43%	2.47%
Dividend payout	54.27%	42.20%	39.67%	36.90%	37.56%
Total capital to risk adjusted assets	16.12%	16.87%	17.31%	17.30%	17.45%
Tier I capital to risk adjusted assets	14.33%	15.13%	15.49%	15.23%	15.27%
Tier I leverage ratio	9.26%	9.86%	9.91%	9.49%	9.57%
Loans to deposits	79.79%	81.38%	77.16%	74.72%	70.63%
Allowance for loan losses to total loans	1.78%	1.20%	1.19%	1.30%	1.37%
Allowance for loan losses to non-performing loans	59.1%	90.1%	276%	332%	92.9%
Non-performing loans to total loans	3.01%	1.33%	0.43%	0.39%	1.47%
Net interest rate spread	3.33%	3.33%	3.24%	3.48%	3.62%
Net interest margin	3.95%	4.16%	4.20%	4.30%	4.47%
Efficiency ratio (2)	66.43%	62.06%	60.54%	60.09%	61.97%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of goodwill and intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.

UNAUDITED QUARTERLY DATA
	Quarter Ended
	2002
(in thousands except per share data)	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$11,256	$11,247	$11,231	$10,487
Interest expense	4,472	4,443	4,288	3,891
Net interest income	6,784	6,804	6,943	6,596
Provision for loan losses	350	350	1,350	1,233
Net interest income after provision for loan losses	6,434	6,454	5,593	5,363
Total other operating income	2,704	3,140	1,838	2,640
Total other operating expenses	6,495	6,485	6,525	5,899
Income before income tax expense	2,643	3,109	906	2,104
Income tax expense	793	867	57	505
Net Income	$ 1,850	$ 2,242	$ 849	$ 1,599

Basic earnings per share	$ 0.46	$ 0.56	$ 0.22	$ 0.42

	Quarter Ended
	2001
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$12,202	$12,469	$12,395	$12,056
Interest expense	5,797	5,687	5,330	4,877
Net interest income	6,405	6,782	7,065	7,179
Provision for loan losses	188	188	238	487
Net interest income after provision for loan losses	6,217	6,594	6,827	6,692
Total other operating income	2,457	2,872	3,126	1,752
Total other operating expenses	5,889	6,020	6,030	6,112
Income before income tax expense	2,785	3,446	3,923	2,332
Income tax expense	868	1,098	1,351	676
Net Income	$ 1,917	$ 2,348	$ 2,572	$ 1,656

Basic earnings per share	$ 0.47	$ 0.58	$ 0.63	$ 0.41

Consolidated Cash Flows

During 2002, cash and cash equivalents decreased $329 thousand as compared to an increase of $2.217 million in 2001 and a $3.909 million decrease in 2000. In addition to cash provided by operating activities, other primary sources of cash in 2002 included proceeds from the sales and maturities of securities and student loans ($159.672 million), an increase in deposits ($21.078 million) and an increase in Federal Home Loan Bank advances, net of repayments ($3.150 million). In 2001, the primary sources of cash included proceeds from the sales and maturities of securities and student loans ($153.450 million), a net increase in securities sold under agreements to repurchase ($30.050 million), an increase in deposits ($9.299 million) and an increase in Federal Home Loan Bank advances, net of repayments ($4.200 million). The 2001 increase in securities sold under agreements to repurchase was the result of additional leveraging during 2001.

Cash generated from the above activities was used primarily to fund increases in earning assets. During 2002, the purchases of securities and the funding of loans, net of repayments, totaled $171.959 million and $13.524 million, respectively. Other significant uses of cash in 2002 included purchases of premises and equipment ($4.631 million), payment of cash dividends ($3.592 million) and the purchase of treasury shares ($5.332 million). In 2001, the purchases of securities and funding of loans, net of repayments, totaled $163.999 million and $33.276 million, respectively. Other significant uses of cash in 2001 included purchases of premises and equipment ($2.727 million), payment of cash dividends ($3.559 million) and the purchase of treasury shares ($2.343 million).

Liquidity and Interest Rate Risk

Liquidity management involves the ability to meet the cash flow requirements of deposit customers, borrowers, and the operating, investing, and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core deposit growth and non-core funding sources, such as time deposits of $100,000 or more, securities sold under agreements to repurchase and other borrowings.

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Corporation maintained a $74.804 million line of credit at December 31, 2002. This compares to $73.197 million at the end of 2001.

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer, and others representing key functions.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At December 31, 2002, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact net interest income by 16.83% and an immediate 200-basis point increase would positively impact net interest income by 2.63%. The risk to declining interest rates is slightly over the allowable tolerance of 15.0% established by ALCO. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when an immediate 200-basis point shock is modeled. Additionally, the Corporation's significant holdings of callable US agency securities, mortgage-backed securities and mortgage loans, results in less interest income in periods of declining interest rates, as the cash flow from called bonds and increased prepayments results in higher levels of repricing of assets at lower interest rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate decrease in interest rates across the yield curve is unlikely at this time.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2002, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 12.26% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.89%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2002.

The ALCO is responsible for supervising the preparation and annual revisions of the financial segments of the Annual Budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

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

SFAS No. 142 requires that acquired intangible assets (other than goodwill) be amortized over their useful economic life; while goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment on an annual basis based upon guidelines specified in the Statement. The Corporation adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill be evaluated for impairment as of January 1, 2002. The Corporation concluded that the carrying value of its goodwill was not impaired as of January 1, 2002, or during 2002.

At December 31, 2001, the Corporation had goodwill of $1,516,666 related to the acquisition of a bank in 1994. The amortization expense related to this goodwill amounted to $189,583 for the year ended December 31, 2001. In accordance with SFAS No. 142, the Corporation is no longer amortizing this goodwill subsequent to December 31, 2001.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends the provisions of SFAS No. 144 to apply to long-term customer-relationship intangible assets recognized in the acquisition of a financial institution. The provisions of SFAS No. 147 were effective October 1, 2002. Accordingly, effective October 1, 2002, the Corporation evaluates its core deposit intangible for impairment in accordance with the provisions of SFAS No. 147. There was no impact on the Corporation's consolidated financial statements from the adoption of SFAS No. 147.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 will not currently impact the Corporation, as the Corporation does not have any stock-based employee compensation plans at December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation has included the disclosures required by FIN No. 45 at December 31, 2002 in note 14 to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. Management believes that the requirements of FIN No. 46 will not have a material impact on the Corporation's consolidated financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 305 of Regulation S-K is included in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 under the heading Liquidity and Interest Rate Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report and consolidated financial statements are contained within this report. Refer to Appendix pages A1 through A28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Corporation has filed a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Corporation and its subsidiaries required to be included in the Corporation's Exchange Act filings.

(b) There were no significant changes made in the Corporation's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Corporation's Chief Executive Officer and Chief Financial Officer.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements and Independent Auditors' Report

The consolidated financial statements and Independent Auditors' Report of Chemung Financial Corporation and its subsidiaries are included in Part II, Item 8 of this report.

(2) List of Financial Statement Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Listing of Exhibits
Exhibit 3	Certificate of Incorporation and Bylaws
Exhibit 3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and is incorporated herein by reference)
3.2

Certificate of Amendment to the Certificate of Incorporation (Filed with the Secretary of State of New York on April 1, 1988, incorporated herein by reference to Exhibit A of the Registrant's Form 10-K for the year ended December 31, 1988, File No. 0-13888)

3.3	Bylaws (Filed as Exhibit A to Registrant's Form 10-Q for the quarter ended September 30, 2002, File No. 0-13888, and incorporated by reference herein)

Exhibit 4	Instruments Defining the Rights of Security Holders
4.1	Specimen Stock Certificate

Exhibit 10	Material Contracts
10.1	Deferred Directors Fee Plan
10.2	Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer
10.3	Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jerome F. Denton, Executive Vice President
10.4	Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President

Exhibit 21	Subsidiaries of the registrant

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended December 31, 2002.

(c) Exhibits

Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(d) Financial Statement Schedules

Not applicable

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 12, 2003	By /s/ Jan P. Updegraff
Jan P. Updegraff President and Chief Executive Officer
DATED: MARCH 12, 2003	By /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Sr. Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert E. Agan Robert E. Agan	Director	March 12, 2003
/s/ David J. Dalrymple David J. Dalrymple	Director	March 12, 2003
/s/ Robert H. Dalrymple Robert H. Dalrymple	Director	March 12, 2003
/s/ William D. Eggers William D. Eggers	Director	March 12, 2003
/s/ Frederick Q. Falck Frederick Q. Falck	Director	March 12, 2003
/s/ Stephen M. Loundsberry, III Stephen M. Lounsberry, III	Director	March 12, 2003
/s/ Thomas K. Meier Thomas K. Meier	Director	March 12, 2003
/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 12, 2003
John F. Potter	Director
/s/ Charles M. Streeter, Jr. Charles M. Streeter, Jr.	Director	March 12, 2003
/s/ Richard W. Swan Richard W. Swan	Director	March 12, 2003
/s/ William C. Ughetta William C. Ughetta	Director	March 12, 2003
/s/ Nelson Mooers van den Blink Nelson Mooers van den Blink	Director	March 12, 2003
/s/ Jan P. Updegraff Jan P. Updegraff	Director, President & Chief Executive Officer	March 12, 2003
Attest /s/ Jane H. Adamy Jane H. Adamy	Secretary	March 12, 2003

(THIS PAGE INTENTIONALLY LEFT BLANK)

CERTIFICATIONS

I, Jan P. Updegraff, certify that:

1. I have reviewed this annual report on Form 10-K of Chemung Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By: /s/ Jan P. Updegraff

President and Chief Executive Officer

(THIS PAGE INTENTIONALLY LEFT BLANK)

I, John R. Battersby Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Chemung Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By: /s/ John R. Battersby Jr.

Treasurer and Chief Financial Officer

(THIS PAGE INTENTIONALLY LEFT BLANK)

Exhibit Index
EXHIBIT
EXHIBIT 3	Certificate of Incorporation and Bylaws
3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and is incorporated herein by reference)

3.2

Certificate of Amendment to the Certificate of Incorporation (Filed with the Secretary of State of New York on April 1, 1988, incorporated herein by reference to Exhibit A of the Registrant's Form 10-K for the year ended December 31, 1988, File No. 0-13888)

3.3	Bylaws (Filed as Exhibit A to Registrant's Form 10-Q for the quarter ended September 30, 2002, File No. 0-13888, and incorporated by herein by reference)

EXHIBIT 4	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate

EXHIBIT 10	Material Contracts

10.1	Deferred Directors Fees Plan

10.2	Employment Contract, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer

10.3	Employment Contract, dated as of November 8, 2001 between Chemung Canal Trust Company and Jerome F. Denton, Executive Vice President

10.4	Employment Contract, dated as of November 8, 2001 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President

EXHIBIT 21	Subsidiaries of the Registrant

EXHIBIT 99.1	Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

EXHIBIT 99.2	Certifications of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(THIS PAGE INTENTIONALLY LEFT BLANK)

APPENDIX

Pages A1 -A28

CONSOLIDATED FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS' REPORT

To our Shareholders:

The consolidated financial statements appearing in this annual report have been prepared by the Corporation in accordance with accounting principles generally accepted in the United States of America. The primary responsibility for the integrity of the financial information included in this report rests with management. The opinion of KPMG LLP, the Corporation's independent auditors, on those consolidated financial statements is included herein.

The Corporation and its subsidiaries maintain a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records are adequate for preparation of consolidated financial statements and other financial information.

The Internal Auditing Department is charged with the responsibility of verifying accounting records and reviewing internal controls. The internal auditor reports directly to the Audit Committee of the Board of Directors whose members are all non-employee directors. The Committee meets with management, the internal auditor and the independent auditors in conjunction with its review of matters relating to the consolidated financial statements and the internal audit program. The independent auditors and the internal auditor also meet on a regular basis with the Audit Committee without the presence of management.

Jan P. Updegraff

President and Chief Executive Officer

John R. Battersby, Jr.

Treasurer and Chief Financial Officer

(THIS PAGE INTENTIONALLY LEFT BLANK)

The Board of Directors and Shareholders
Chemung Financial Corporation:

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and subsidiaries (the Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Albany, New York
February 7, 2003

CONSOLIDATED FINANCIAL STATEMENTS
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31
ASSETS	2002	2001

Cash and due from banks	$ 28,836,759	29,023,378
Interest-bearing deposits with other financial institutions	1,215,328	1,357,999
Total cash and cash equivalents	30,052,087	30,381,377

Securities available for sale, at estimated fair value	257,153,717	239,136,669
Securities held to maturity, estimated fair value of $8,185,055 at December 31, 2002, and $7,318,438 at December 31, 2001	7,835,498	7,116,489
Loans, net of deferred origination fees and costs, and unearned income	432,294,450	423,754,548
Allowance for loan losses	(7,674,377)	(5,077,091)
Loans, net	424,620,073	418,677,457
Premises and equipment, net	17,496,416	14,750,014
Goodwill, net of accumulated amortization	1,516,666	1,516,666
Other intangible assets, net of accumulated amortization	2,552,034	2,949,754
Other assets	9,944,364	10,543,328
Total assets	$751,170,855	725,071,754

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$109,602,512	110,805,658
Interest-bearing	432,162,955	409,881,344
Total deposits	541,765,467	520,687,002
Securities sold under agreements to repurchase	78,661,100	79,457,282
Federal Home Loan Bank advances	40,750,000	37,600,000
Accrued interest payable	1,482,058	2,106,972
Dividends payable	868,831	911,772
Other liabilities	8,216,222	5,147,149
Total liabilities	671,743,678	645,910,177
Commitments and contingencies (note 14)

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 shares issued at December 31, 2002 and 2001	43,001	43,001
Capital surplus	22,355,407	22,215,098
Retained earnings	61,247,551	58,257,076
Treasury stock, at cost (522,609 shares at December 31, 2002; 335,906 shares at December 31, 2001)	(11,826,290)	(6,515,591)
Accumulated other comprehensive income	7,607,508	5,161,993
Total shareholders' equity	79,427,177	79,161,577

Total liabilities and shareholders' equity	$751,170,855	725,071,754

See accompanying notes to consolidated financial statements.
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31	2002	2001	2000

Interest and dividend income:
Loans	$30,906,837	34,046,041	33,159,628
Securities	12,920,581	14,593,404	14,385,016
Federal funds sold	314,596	270,611	184,377
Interest-bearing deposits	80,202	211,613	248,942
Total interest and dividend income	44,222,216	49,121,669	47,977,963

Interest expense:
Deposits	12,091,912	16,791,392	17,894,382
Borrowed funds	1,195,827	1,333,080	1,400,290
Securities sold under agreements to repurchase	3,806,459	3,567,576	2,760,186
Total interest expense	17,094,198	21,692,048	22,054,858

Net interest income	27,128,018	27,429,621	25,923,105

Provision for loan losses	3,283,333	1,100,000	750,000
Net interest income after provision for loan losses	23,844,685	26,329,621	25,173,105

Other operating income:
Trust & investment services income	4,488,251	4,536,702	4,798,724
Service charges on deposit accounts	2,813,193	2,614,820	2,489,887
Net (loss) gain on securities transactions	(458,565)	490,705	216,053
Credit card merchant earnings	1,332,778	1,280,013	992,578
Other	2,146,458	1,284,979	1,534,970
Total other operating income	10,322,115	10,207,219	10,032,212

Other operating expenses:
Salaries and wages	9,528,540	9,180,638	8,582,216
Pension and other employee benefits	2,771,721	2,663,166	2,167,209
Net occupancy expenses	2,051,288	1,946,855	1,878,329
Furniture and equipment expenses	2,008,445	1,751,991	1,893,852
Other	9,045,380	8,509,310	7,934,537
Total other operating expenses	25,405,374	24,051,960	22,456,143
Income before income tax expense	8,761,426	12,484,880	12,749,174
Income tax expense	2,221,533	3,991,628	3,994,075
Net income	$ 6,539,893	8,493,252	8,755,099

Weighted average shares outstanding	3,928,332	4,051,022	4,094,489

Basic earnings per share	$1.66	$2.10	$2.14

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 1999	$ 43,001	21,941,629	48,065,946	(4,435,629)	(303,064)	65,311,883

Comprehensive Income:
Net income	-	-	8,755,099	-	-	8,755,099
Other comprehensive income	-	-	-	-	3,947,831	3,947,831
Total comprehensive income						12,702,930
Restricted stock units for directors' deferred compensation plan	-	159,332	-	-	-	159,332
Cash dividends declared ($.86 per share)	-	-	(3,473,424)	-	-	(3,473,424)
Distribution of restricted stock units for directors' deferred compensation plan		(89,434)		97,341		7,907
Purchase of 19,068 shares of treasury stock	-	-	-	(397,113)	-	(397,113)

Balances at December 31, 2000	$ 43,001	22,011,527	53,347,621	(4,735,401)	3,644,767	74,311,515

Comprehensive Income:
Net income	-	-	8,493,252	-	-	8,493,252
Other comprehensive income	-	-	-	-	1,517,226	1,517,226
Total comprehensive income						10,010,478
Restricted stock units for directors' deferred compensation plan	-	137,878	-	-	-	137,878
Cash dividends declared ($.90 per share)	-	-	(3,583,797)	-	-	(3,583,797)
Distribution of restricted stock units for directors' deferred compensation plan		(14,927)		14,342		(585)
Sale of 30,130 shares of treasury stock		80,620		548,851		629,471
Purchase of 97,275 shares of treasury stock	-	-	-	(2,343,383)	-	(2,343,383)

Balances at December 31, 2001	$ 43,001	22,215,098	58,257,076	(6,515,591)	5,161,993	79,161,577

Comprehensive Income:
Net income	-	-	6,539,893	-	-	6,539,893
Other comprehensive income	-	-	-	-	2,445,515	2,445,515
Total comprehensive income						8,985,408
Restricted stock units for directors' deferred compensation plan	-	151,486	-	-	-	151,486
Cash dividends declared ($.92 per share)	-	-	(3,549,418)	-	-	(3,549,418)
Distribution of employee stock bonus		2,454		5,961		8,415
Distribution of restricted stock units for directors' deferred compensation plan		(13,631)		15,970		2,339
Purchase of 187,812 shares of treasury stock	-	-	-	(5,332,630)	-	(5,332,630)

Balances at December 31, 2002	$ 43,001	22,355,407	61,247,551	(11,826,290)	7,607,508	79,427,177

See accompanying notes to consolidated financial statements.
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31	2002	2001	2000

Cash flows from operating activities:
Net income	$ 6,539,893	8,493,252	8,755,099
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of goodwill and intangible assets	397,719	587,303	587,302
Provision for deferred tax (benefit) expense	(1,464,115)	(238,355)	364,908
Provision for loan losses	3,283,333	1,100,000	750,000
Depreciation and amortization	1,884,604	1,574,857	1,508,703
Amortization of premiums and accretion of discounts on securities, net	787,395	(119,310)	143,105
Net loss (gain) on securities transactions	458,565	(490,705)	(216,053)
Decrease (increase) in other assets	1,182,229	(238,380)	(658,738)
(Decrease) increase in accrued interest payable	(624,914)	(19,751)	516,881
Expense related to restricted stock units for directors' deferred compensation plan	151,486	137,878	159,332
Increase (decrease) in other liabilities	3,008,387	(294,346)	313,269
Net cash provided by operating activities	15,604,582	10,492,443	12,223,808

Cash flows from investing activities:
Proceeds from sales of securities available for sale	15,137,874	23,295,936	25,222,726
Proceeds from maturities of and principal collected on securities available for sale	135,875,581	123,067,506	23,679,474
Proceeds from maturities of and principal collected on securities held to maturity	4,944,237	3,745,029	7,140,429
Purchases of securities available for sale	(166,295,395)	(159,703,735)	(37,579,602)
Purchases of securities held to maturity	(5,663,241)	(4,295,649)	(5,099,603)
Purchases of premises and equipment	(4,631,006)	(2,727,230)	(2,984,677)
Net increase in loans	(13,523,536)	(33,275,746)	(38,104,619)
Proceeds from sales of student loans	3,714,321	3,341,687	2,651,931
Net cash used in investing activities	(30,441,165)	(46,552,202)	(25,073,941)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	30,562,963	6,266,132	6,108,890
Net (decrease) increase in time deposits and individual retirement accounts	(9,484,498)	3,033,113	23,505,178
Net (decrease) increase in securities sold under agreements to repurchase	(796,182)	30,050,456	(539,665)
Federal Home Loan Bank advances	15,750,000	12,600,000	13,400,000
Repayments of Federal Home Loan Bank advances	(12,600,000)	(8,400,000)	(29,700,000)
Purchase of treasury stock	(5,332,630)	(2,343,383)	(397,113)
Sale of treasury stock	-	629,471	-
Cash dividends paid	(3,592,360)	(3,558,754)	(3,435,952)
Net cash provided by financing activities	14,507,293	38,277,035	8,941,338

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (con't)

Net (decrease) increase in cash and cash equivalents	(329,290)	2,217,276	(3,908,795)

Cash and cash equivalents, beginning of year	30,381,377	28,164,101	32,072,896

Cash and cash equivalents, end of year	$30,052,087	30,381,377	28,164,101

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,719,112	21,711,799	21,537,977
Income taxes	$ 444,052	4,138,230	3,608,962

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 583,265	20,343	137,261
Adjustment of securities available for sale to fair value, net of tax	$ 2,445,515	1,517,226	3,947,831

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 and 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Chemung Financial Corporation (the Corporation), through its wholly owned subsidiaries, Chemung Canal Trust Company (the Bank) and CFS Group, Inc., provides a wide range of banking, financing, fiduciary and other financial services to its local market area. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized cost. Securities to be held for indefinite periods of time or not intended to be held to maturity are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are excluded from earnings and are reported as accumulated other comprehensive income (loss) in shareholders' equity, net of the related tax effects, until realized. Realized gains and losses are determined using the specific identification method.

Non-marketable equity securities are classified with securities available for sale. Non-marketable equity securities owned by the Corporation at December 31, 2002 and 2001 include Federal Home Loan Bank of New York (FHLB) stock and Federal Reserve Bank (FRB) stock, which are carried at cost since there is no readily available market price for these securities.

A decline in the fair value of any available for sale or held to maturity security below amortized cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities are placed on non-accrual status when management believes there are significant doubts regarding the ultimate collectibility of interest and/or principal. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment of yield using the interest method. Dividend and interest income is recognized when earned.

LOANS

Loans are stated at the amount of unpaid principal balance less unearned discounts and net deferred origination fees and costs. The Corporation has the ability and intent to hold its loans for the foreseeable future, except for student loans, which are sold to a third party from time to time upon reaching repayment status.

Interest on loans is accrued and credited to operations on the interest method. The accrual of interest is generally discontinued and previously accrued interest is reversed when commercial loans become 90 days delinquent, and when consumer, mortgage and home equity loans, which are not guaranteed by government agencies, become 120 days delinquent. Loans may also be placed on non-accrual status if management believes such classification is warranted for other purposes. Loans are returned to accrual status when they become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest. Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield, using the interest method.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluations of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New York State. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral, less the estimated costs to sell, if the loan is collateral dependent. Residential mortgage loans and consumer loans are evaluated collectively since they are homogeneous and generally carry smaller balances. All loans restructured in a troubled debt restructuring are also considered impaired loans. In general, interest income on impaired loans is recorded on a cash basis when collection in full is reasonably expected. If full collection is uncertain, cash receipts are applied first to principal, then to interest income.

PREMISES AND EQUIPMENT

Land is carried at cost, while buildings, equipment and furniture are stated at cost less accumulated depreciation and amortization. Depreciation is charged to current operations under accelerated and straight-line methods over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and from 3 to 10 years for equipment and furniture. Amortization of leasehold improvements and leased equipment is recognized on the straight-line method over the shorter of the lease term or the estimated life of the asset.

OTHER REAL ESTATE

Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of the carrying value of the loan or estimated fair value of the property less estimated costs to dispose at the time of acquisition. Write downs from the carrying value of the loan to estimated fair value which are required at the time of foreclosure are charged to the allowance for loan losses. Subsequent to acquisition, other real estate is carried at the lower of the carrying amount or fair value less estimated costs to dispose. Subsequent adjustments to the carrying values of such properties resulting from declines in fair value are charged to operations in the period in which the declines occur. Other real estate owned at December 31, 2002, amounted to $405,687 and at December 31, 2001, amounted to $82,035.

INCOME TAXES

The Corporation files a consolidated tax return on the accrual method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for unused tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled, or the tax carryforwards are expected to be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method based on contractual rates applied to the balances of individual trust accounts. The market value of trust assets under administration totaled $1.215 billion at December 31, 2002, and $1.375 billion at December 31, 2001.

PENSION PLAN

Pension costs, based on actuarial computations of current and future benefits for employees, are charged to current operating results. The Corporation's funding policy is to contribute amounts to the plan sufficient to meet minimum regulatory funding requirements, plus such additional amounts as the Corporation may determine to be appropriate from time to time.

POSTRETIREMENT BENEFITS

The Corporation provides health care and life insurance benefits for retired employees. The estimated costs of providing benefits are accrued over the years the employees render services necessary to earn those benefits.

GOODWILL AND INTANGIBLE ASSETS

Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 (see "RECENT ACCOUNTING PRONOUNCEMENTS"), goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, was being amortized over 15 years on a straight-line basis. Core deposit intangible ("CDI"), resulting from the Corporation's purchase of deposits from the Resolution Trust Company in 1994, is being amortized over the expected useful life of 15 years on a straight-line basis. See "RECENT ACCOUNTING PRONOUNCEMENTS" for further information regarding the accounting for goodwill and CDI subsequent to December 31, 2001.

BASIC EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding, retroactively adjusted for stock splits and stock dividends. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits with other financial institutions, federal funds sold, and U.S. Treasury securities with original terms to maturity of 90 days or less.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Corporation enters into sales of securities under agreements to repurchase. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The amount of the securities underlying the agreements continue to be carried in the Corporation's securities portfolio. The Corporation has agreed to repurchase securities identical to those sold. The securities underlying the agreements are under the Corporation's control.

OTHER FINANCIAL INSTRUMENTS

The Corporation is a party to certain other financial instruments with off-balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit and commitments to fund new loans. The Corporation's policy is to record such instruments when funded.

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

Comprehensive income for the years ended December 31, 2002, 2001, and 2000 was $8,985,408, $10,010,478, and $12,702,930, respectively. The following summarizes the components of other comprehensive income (loss):
Unrealized net holding gains during the year ended December 31, 2002, net of tax (pre-tax amount of $3,568,962)	$ 2,167,074
Reclassification adjustment for net losses realized in net income during the year ended December 31, 2002, net of tax (pre-tax amount of ($458,565))	278,441
Other comprehensive income for the year ended December 31, 2002	$ 2,445,515

Unrealized net holding gains during the year ended December 31, 2001, net of tax (pre-tax amount of $2,969,923)	$ 1,813,563
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2001, net of tax (pre-tax amount of $490,705)	(296,337)
Other comprehensive income for the year ended December 31, 2001	$ 1,517,226

Unrealized net holding gains during the year ended December 31, 2000, net of tax (pre-tax amount of $6,789,197)	$ 4,077,592
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2000, net of tax (pre-tax amount of $216,053)	(129,761)
Other comprehensive income for the year ended December 31, 2000	$ 3,947,831

SEGMENT REPORTING

The Corporation's operations are solely in the financial services industry and primarily include the provision of traditional banking services. The Corporation operates primarily in the geographical regions of Chemung, Steuben, Schuyler, and Tioga counties, including the northern tier of Pennsylvania. The Corporation has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

RECLASSIFICATION

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interests method of accounting.

SFAS No. 142 requires that acquired intangible assets (other than goodwill) be amortized over their useful economic life; while goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment on an annual basis based upon guidelines specified in the Statement. The Corporation adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill be evaluated for impairment as of January 1, 2002. The Corporation concluded that the carrying value of its goodwill was not impaired as of January 1, 2002, or during 2002.

At December 31, 2001, the Corporation had goodwill of $1,516,666 related to the acquisition of a bank in 1994. The amortization expense related to this goodwill amounted to $189,584 for the year ended December 31, 2001. In accordance with SFAS No. 142, the Corporation is no longer amortizing this goodwill subsequent to December 31, 2001.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends the provisions of SFAS No. 144 to apply to long-term customer-relationship intangible assets recognized in the acquisition of a financial institution. The provisions of SFAS No. 147 were effective October 1, 2002. Accordingly, effective October 1, 2002, the Corporation evaluates its core deposit intangible for impairment in accordance with the provisions of SFAS No. 147. There was no impact on the Corporation's consolidated financial statements from the adoption of SFAS No. 147.

(2) RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was $750,000 at December 31, 2002.

(3) SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2002 and 2001, are as follows:
	2002		2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government agencies	$ 70,424,704	71,839,915	$ 98,866,251	100,129,417
Mortgage-backed securities	136,559,684	140,008,976	92,538,928	92,992,484
Obligations of states and political subdivisions	16,989,907	17,933,891	17,496,893	17,728,855
Corporate bonds and notes	13,712,085	14,785,105	14,704,510	14,830,561
Corporate stocks	6,938,504	12,585,830	6,982,327	13,455,352
Total	$244,624,884	257,153,717	$230,588,909	239,136,669

Included in corporate stocks at both December 31, 2002 and 2001, is the Corporation's required investment in the stock of the Federal Home Loan Bank of New York (FHLB) carried at its cost basis of $5,662,500 and $5,710,000, respectively. This investment allowed the Corporation to maintain a $74,803,900 line of credit with the FHLB at December 31, 2002, and $73,197,400 at December 31, 2001. Other required equities in the Corporation's portfolio include 10,781 shares of Federal Reserve Bank stock carried at $539,050 at December 31, 2002, and 10,700 shares carried at $535,000 at December 31, 2001.

Gross unrealized gains and losses on securities available for sale at December 31, 2002 and 2001, were as follows:

	2002		2001
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government agencies	$ 1,420,351	5,140	$1,336,634	73,468
Mortgage-backed securities	3,450,024	732	631,300	177,744
Obligations of states and political subdivisions	944,296	312	336,204	104,242
Corporate bonds and notes	1,350,209	277,189	310,123	184,072
Corporate stocks	5,655,658	8,332	6,481,357	8,332
Total	$12,820,538	291,705	$9,095,618	547,858

Gross realized gains on sales of securities available for sale were $547,206, $528,634, and $1,388,358 for the years ended December 31, 2002, 2001 and 2000, respectively. Gross realized losses on sales of securities available for sale were $37,929 and $1,172,305 for the years ended December 31, 2001 and 2000, respectively. There were no realized losses on sales of securities available for sale for the year ended December 31, 2002.

The Corporation's investment portfolio includes an investment in a $2.5 million par value corporate bond that was downgraded to below investment grade status by nationally recognized rating agencies during the third quarter of 2002. Management determined in the third quarter of 2002 that the resulting decline in the estimated fair value of this bond was other-than-temporary, and, accordingly, wrote the bond down to its estimated fair value of $1.288 million at September 25, 2002, resulting in a $1.006 million pre-tax charge to earnings. The estimated fair value of the bond at December 31, 2002 was $2.008 million. Subsequent to the writedown, the Corporation placed the bond on non-accrual status.

Securities held to maturity of $7,835,498 and $7,116,489 at December 31, 2002 and 2001, respectively, represent non-marketable obligations of political subdivisions, usually local municipalities. Estimated fair value at December 31, 2002 and 2001 was $8,185,055 and $7,318,438, respectively. There were no sales of securities held to maturity in 2002, 2001 or 2000. The contractual maturity of these securities at amortized cost is as follows at December 31, 2002: $3,732,806 (fair value of $3,742,114) within one year, $2,096,212 (fair value of $2,289,669) after one year but within five years, $1,576,480 (fair value of $1,656,047) after five years but within ten years and $430,000 (fair value of $497,225) greater than ten years.

Interest and dividend income on securities for the years ended December 31, 2002, 2001 and 2000 was as follows:
	2002	2001	2000
Taxable:
U.S. Treasury securities	$ 138,646	297,520	767,261
Obligations of U.S. Government agencies	4,816,713	5,794,805	5,674,224
Mortgage-backed securities	5,575,333	5,933,499	5,190,539
Corporate bonds and notes	932,910	907,945	816,503
Corporate stocks	413,482	552,212	638,503

Exempt from Federal taxation:
Obligations of states and political subdivisions	1,043,497	1,107,423	1,297,986
Total	$12,920,581	14,593,404	14,385,016

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2002, for debt securities available for sale are as follows:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$35,747,487	36,068,615	$ 23,006,427	24,043,150
Mortgage-backed securities	33,613,373	34,480,454	76,778,470	79,212,371
Obligations of states and political subdivisions	2,101,535	2,125,197	7,139,422	7,641,764
Corporate bonds and notes	2,499,744	2,527,625	2,558,412	2,794,775
Total	$73,962,139	75,201,891	$109,482,731	113,692,060

	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$10,000,000	10,062,500	$ 1,670,790	1,665,650
Mortgage-backed securities	16,616,824	16,720,902	9,551,017	9,595,249
Obligations of states and political subdivisions	7,467,941	7,875,718	281,009	291,212
Corporate bonds and notes	1,287,500	2,008,250	7,366,429	7,454,455
Total	$35,372,265	36,667,370	$18,869,245	19,006,566

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $162,805,967 at December 31, 2002, and $184,468,089 at December 31, 2001. This includes mortgage-backed securities totaling $42,233,474 and $32,337,536 (fair value of $43,258,600 and $32,376,437), and obligations of U.S. Government agencies totaling $40,115,020 and $61,763,587 (fair value of $41,109,054 and $62,332,729) pledged to secure securities sold under agreements to repurchase at December 31, 2002 and 2001, respectively.

There are no securities of a single issuer (other than securities of U.S. Government agencies) that exceed 10% of shareholders' equity at December 31, 2002 or 2001.

The Corporation has equity investments in Southern Tier Business Development, LLC and Cephas Capital Partners, L.P. These small business investment companies were established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2002 and 2001, these investments totaled $3,147,569 and $2,967,300, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:
December 31,	2002	2001
Residential mortgages	$101,035,998	$101,168,582
Commercial mortgages	44,966,502	48,510,572
Commercial, financial and agricultural	152,518,010	139,821,707
Consumer loans	134,204,609	134,626,731
Net deferred origination fees and costs, and unearned income	(430,669)	(373,044)
	$432,294,450	$423,754,548

Included in consumer loans are student loans totaling $4,552,318 at December 31, 2002 and $4,191,072 at December 31, 2001, which are considered held for sale once these loans enter repayment status.

Residential mortgages totaling $84,704,223 at December 31, 2002, and $83,078,601 at December 31, 2001, were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

The Corporation's market area encompasses the New York State counties of Chemung, Steuben, Schuyler and Tioga, as well as the northern tier of Pennsylvania. Substantially all of the Corporation's outstanding loans are with borrowers living or doing business within 25 miles of the Corporation's branches in these counties. The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans, generally follow the loan classifications in the table above. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The following table summarizes the Corporation's non-performing loans at December 31, 2002 and 2001:
	2002	2001
Non-accrual loans	$ 9,345,534	1,490,081
Troubled debt restructurings	3,381,991	77,516
Loans 90 days or more past due and still accruing interest	266,503	4,065,288
Total non-performing loans	$12,994,028	5,632,885

The total amount of interest income that would have been recorded in 2002 if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $881,766. During 2002, $862,041 of interest income was recognized on those loans. The comparable amounts for 2001 and 2000 for non-accrual and troubled debt restructured loans at December 31, 2001 and 2000, were not significant. The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 were as follows:
	2002	2001	2000
Balances at January 1	$ 5,077,091	4,707,868	4,665,093
Provision charged to operations	3,283,333	1,100,000	750,000
Loans charged-off	(879,794)	(949,692)	(853,409)
Recoveries	193,747	218,915	146,184
Balances at December 31	$ 7,674,377	$ 5,077,091	4,707,868

At December 31, 2002 and 2001, the recorded investment in loans that are considered to be impaired totaled $12,397,648 and $746,734, respectively. Included in the 2002 amount are impaired loans of $5,077,705 for which an impairment allowance has been recognized. The related impairment allowance was $3,142,827. The 2001 amount includes $428,779 of impaired loans with a related impairment allowance of $278,344. The average recorded investment in impaired loans during 2002, 2001 and 2000 was $6,126,882, $849,892 and $744,081, respectively. During 2002, interest income recognized on impaired loans during the period the loans were impaired totaled $331,084, of which $308,232 was recognized on a cash-basis. The interest income recognized on impaired loans in 2001 and 2000 was not significant.

(5) PREMISES & EQUIPMENT

Premises and equipment at December 31, 2002 and 2001 are as follows:
	2002	2001
Land	$ 3,031,408	2,681,408
Buildings	17,772,109	16,433,926
Equipment and furniture	20,212,147	17,327,476
Leasehold improvements	434,491	432,876
	41,450,155	36,875,686
Less accumulated depreciation and amortization	23,953,739	22,125,672
	$17,496,416	14,750,014

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reconciles reported net income to adjusted net income, as if the provisions of SFAS No. 142 regarding the non-amortization of goodwill were in effect during the years ended December 31, 2001 and 2000:

	2001	2000
Reported net income	$ 8,493,252	8,755,099
Add: Goodwill amortization (not tax deductible)	189,584	189,583

Net income, as adjusted	$ 8,682,836	8,944,682

Reported basic earnings per share	$2.10	$2.14
Add: Goodwill amortization	.04	.04

Basic earnings per share, as adjusted	$2.14	$2.18

At December 31, 2002, the Corporation had a core deposit intangible asset ("CDI") with a carrying amount of $2,552,034 (original amount of $5,965,793, net of accumulated amortization of $3,413,759) related to the acquisition of deposits from the Resolution Trust Company in 1994. The CDI had a carrying amount of $2,949,754 at December 31, 2001. The amortization expense related to this CDI totaled $397,719 for each of the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, the remaining amortization period for this CDI was approximately 6.4 years. The estimated amortization expense is $397,719 for each of the years ended December 31, 2003 through 2007, with $563,439 in amortization expense in years subsequent to 2007.

(7) DEPOSITS

A summary of deposits at December 31, 2002 and 2001 is as follows:
	2002	2001
Non-interest-bearing demand deposits	$109,602,512	110,805,658
Interest-bearing demand deposits	41,617,222	39,331,058
Insured money market accounts	64,457,270	44,598,178
Savings deposits	104,651,237	95,030,384
Time deposits	221,437,226	230,921,724
	$541,765,467	520,687,002

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $44,376,747 and $57,522,589 at December 31, 2002 and 2001, respectively. Interest expense on such certificates was $1,675,167, $3,207,552 and $4,163,041 for 2002, 2001 and 2000, respectively.

Scheduled maturities of time deposits at December 31, 2002, are summarized as follows:

2003	$136,495,253
2004	36,503,927
2005	16,627,350
2006	7,242,720
2007	24,544,656
2008 and thereafter	23,320
$221,437,226

(8) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2002, 2001 and 2000 is as follows:
	2002	2001	2000
Securities sold under agreements to repurchase:
Balance at December 31	$78,661,100	$79,457,282	$49,406,826
Maximum month-end balance	$90,269,184	$79,658,810	$51,003,367
Average balance during year	$85,251,981	$68,653,225	$50,110,845
Weighted-average rate at December 31	4.46%	4.68%	5.75%
Average rate paid during year	4.46%	5.20%	5.51%

The agreements have remaining contractual maturities of 2 days to 8.2 years at December 31, 2002, with a weighted-average contractual maturity of 3.2 years. Certain of the agreements have call features. At December 31, 2002, the weighted-average period to the earlier of the next call date or the contractual maturity date was approximately four months.

Information concerning outstanding securities repurchase agreements as of December 31, 2002 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted- Average Rate	Fair Value of Collateral Securities (2)
Within 90 days	$ 16,161,100	$ 31,856	2.02%	$ 26,879,293
After 90 days but with one year	18,000,000	74,228	4.55%	15,621,762
After one year but within five years	14,500,000	156,013	5.92%	14,869,731
After five years but within ten years	30,000,000	117,050	5.09%	25,671,771
Total	$ 78,661,100	$ 379,147	4.46%	$ 83,042,557

  The weighted-average remaining term to final maturity was approximately 3.2 years at December 31, 2002. At December 31, 2002, $54.5 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2002 on the callable securities repurchase agreements was 5.51%, with a weighted-average remaining period of approximately 6 months to the call date. At December 31, 2002, $24.2 million of the securities repurchase agreements did not contain call provisions. The weighted-average rate at December 31, 2002 on the non-callable securities repurchase agreements was 2.10%, with a weighted-average term to maturity of approximately 2 months.

  Represents the fair value of the securities subject to the repurchase agreements, including accrued interest receivable of approximately $982 thousand at December 31, 2002.

(9) FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2002:

Amount	Weighted-Average Rate	Maturity	Call Date
$ 15,750,000	1.35%	January 2, 2003	-
5,000,000	5.41%	December 29, 2005	March 29, 2003
10,000,000	3.72%	September 13, 2007	-
10,000,000	4.41%	October 20, 2008	January 20, 2003
$ 40,750,000	3.18%

Residential mortgages totaling $84,704,223 at December 31, 2002, were pledged under a blanket collateral agreement for the Corporation's advances with the FHLB.

(10) INCOME TAXES

For the years ended December 31, 2002, 2001 and 2000, income tax expense attributable to income from operations consisted of the following:
	2002	2001	2000
Current:
State	$ 201,217	414,260	195,635
Federal	3,484,431	3,815,723	3,433,532
	3,685,648	4,229,983	3,629,167
Deferred (benefit) expense	(1,464,115)	(238,355)	364,908
	$2,221,533	3,991,628	3,994,075

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:
	2002	2001	2000
Tax computed at statutory rate	$2,978,885	4,244,859	4,334,719
Tax-exempt interest	(539,655)	(569,665)	(641,915)
Dividend exclusion	(31,073)	(43,718)	(57,865)
State taxes, net of Federal impact	(53,265)	243,268	207,909
Nondeductible interest expense	58,537	70,417	87,796
Other items, net	(191,896)	46,467	63,431
Actual income tax expense	$2,221,533	3,991,628	3,994,075

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:
	2002	2001
Deferred tax assets:
Allowance for loan losses-book	$2,989,169	1,977,527
Accrual for post-retirement benefits other than pensions	866,427	773,433
Deferred loan fees	166,994	144,101
Deferred compensation and directors' fees	688,537	751,490
Corporate bond write-down	391,748	-
Other	144,119	131,837
Total gross deferred tax assets	5,246,994	3,778,388
Deferred tax liabilities:
Depreciation	180,842	120,735
Prepaid pension	189,206	327,591
Net unrealized gains on securities available for sale	4,921,325	3,385,768
Securities discount accretion	291,543	208,580
Other	37,243	37,437
Total gross deferred tax liabilities	5,620,159	4,080,111
Net deferred tax liability	$ (373,165)	(301,723)

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the loss carryback period. A valuation allowance is recognized when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

(11) PENSION PLAN AND OTHER BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan covering substantially all employees. The plan's defined benefit formula generally bases payments to retired employees upon their length of service multiplied by a percentage of the average monthly pay over the last five years of employment.

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2002 and 2001:
	2002	2001
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 15,549,988	13,998,022
Service cost	430,785	343,187
Interest cost	1,084,151	1,028,972
Plan amendments	78,435	-
Actuarial loss	1,409,941	1,095,926
Benefits paid	(915,515)	(916,119)
Projected benefit obligation at end of year	$ 17,637,785	15,549,988

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 18,198,375	19,355,021
Actual loss on plan assets	(2,137,531)	(203,033)
Expenses paid	(47,514)	(37,494)
Benefits paid	(915,515)	(916,119)
Fair value of plan assets at end of year	$ 15,097,815	18,198,375

(Unfunded) funded status	$ (2,539,970)	2,648,387
Unrecognized net transition obligation being recognized over 10 years	350,238	420,126
Unrecognized prior service cost	643,658	646,575
Unrecognized net actuarial loss (gain)	2,415,539	(2,547,019)
Prepaid pension cost	$ 869,465	1,168,069

Net periodic pension expense (income) in 2002, 2001 and 2000 was comprised of the following:
	2002	2001	2000
Service cost, benefits earned during the year	$ 430,785	343,187	297,927
Interest cost on projected benefit obligation	1,084,151	1,028,972	990,817
Expected return on plan assets	(1,331,901)	(1,419,320)	(1,499,853)
Net amortization and deferral	115,569	(147,563)	(402,536)
Net periodic pension expense (income)	$ 298,604	(194,724)	(613,645)

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2002, 2001 and 2000 were as follows:
	2002	2001	2000
Discount rate	6.50%	7.00%	7.50%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The pension plan's assets at December 31, 2002 and 2001, are invested in common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all employees with a minimum of 1,000 hours of annual service. The Corporation makes discretionary profit sharing contributions to the plan based on the financial results of the Corporation. The Corporation also makes matching contributions at the rate of 50% of the first 6% of an eligible employee's current earnings contributed to the plan. Expense under the plan totaled $565,606, $687,724, and $681,193 for the years ended December 31, 2002, 2001 and 2000, respectively. The plan's assets at December 31, 2002 and 2001, include 261,452 and 380,712 shares, respectively, of Chemung Financial Corporation common stock, as well as common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

The Corporation sponsors a defined benefit health care plan that provides postretirement medical, dental and prescription drug benefits to full-time employees who meet minimum age and service requirements. Postretirement life insurance benefits are also provided to certain employees who retired prior to July 1981. The plan is contributory, with retiree contributions adjusted annually, and contains other cost sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Corporation's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2002 and 2001:
Changes in accumulated postretirement benefit obligation:	2002	2001
Accumulated postretirement benefit obligation at beginning of year	$ 3,069,672	2,440,417
Service cost	51,000	25,000
Interest cost	263,000	210,000
Participant contributions	98,819	97,059
Plan amendments	1,109,000	-
Actuarial loss	8,326	607,741
Benefits paid	(291,301)	(310,545)
Accumulated postretirement benefit obligation at end of year	$ 4,308,516	3,069,672

Accrued postretirement benefit cost:
Unfunded postretirement benefit obligation end of year	$(4,308,516)	(3,069,672)
Unrecognized prior service cost	1,348,000	352,000
Unrecognized net actuarial loss	728,736	722,410
Accrued postretirement benefit cost at end of year, included in other liabilities	$(2,231,780)	(1,995,262)

During 2002, the Corporation amended the postretirement plan to increase the maximum annual amount of benefits provided under the plan. This amendment resulted in a $1.1 million increase in the accumulated postretirement benefit obligation. This unrecognized prior service cost will be amortized into net periodic postretirement benefit cost over the average period to full eligibility of each participant active at the date of the amendment, who was not fully eligible for the benefits at that date (aproximately 13 years).

The components of net periodic post-retirement benefit cost for the years ended December 31, 2002, 2001 and 2000 are as follows:
	2002	2001	2000
Service cost	$ 51,000	25,000	23,000
Interest cost	263,000	210,000	181,000
Net amortization and deferral	115,000	47,000	28,000
Net periodic postretirement benefit cost	$ 429,000	282,000	232,000

The postretirement benefit obligation was determined using a discount rate of 6.50% for 2002 and 7.00% for 2001. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% in 2002 and was assumed to decrease steadily to 4.75% in 2009 and thereafter. The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate was increased one percent in each year, the accumulated postretirement benefit obligation as of December 31, 2002, would have increased by 4.0%, and the aggregate of service and interest cost would have increased by 3.5%. If the health care cost trend rate was decreased one percent in each year, the accumulated postretirement benefit obligation as of December 31, 2002, would have decreased by 4.1%, and the aggregate of service and interest cost would have decreased by 3.8%. However, the plan limits the increase in the Corporation's annual contributions to the plan for most participants to the increase in base compensation for active employees.

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded and as of December 31, 2002 and 2001, the projected benefit obligation was $607,600 and $557,671, respectively. As of December 31, 2002 and 2001, the Corporation had an accrued benefit liability of $383,698 and $327,014, respectively, related to this plan. The Corporation recorded an expense of $77,605, $85,157 and $62,989 related to this plan during 2002, 2001 and 2000, respectively.

(12) RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with, the Corporation in the ordinary course of business. All loans and commitments included as part of such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans and commitments, which did not involve more than normal risk of collectibility or present other unfavorable features, are summarized as follows for the years ended December 31, 2002 and 2001:
	2002	2001
Balance at beginning of year	$16,166,974	15,034,221
New loans or additional advances	18,172,041	25,833,686
Repayments	(19,240,697)	(24,700,933)
Balance at end of year	$15,098,318	16,166,974

(13) EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:
	2002	2001	2000
Data processing services	$2,751,182	2,812,299	2,176,368
Advertising	753,427	729,223	708,449
Amortization of core deposit intangible	397,719	397,719	397,719
Amortization of goodwill	-	189,584	189,583

(14) COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. Commitments to outside parties under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans totaled $4,276,819, $122,449,408 and $4,659,585, respectively, at December 31, 2002. Commitments to outside parties under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans totaled $2,289,691, $126,866,745 and $9,726,476, respectively, at December 31, 2001. Because many commitments and almost all standby letters of credit expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Loan commitments and unused lines of credit have off-balance sheet credit risk because only origination fees are recognized on the consolidated balance sheet until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Corporation does not anticipate losses as a result of these transactions. These commitments also have off-balance sheet interest rate risk in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $4.277 million at December 31, 2002 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 75% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2002 was insignificant.

At December 31, 2002, the Corporation had outstanding commitments totaling $111,375 to fund equity investments in Southern Tier Business Development, LLC.

The Corporation has employment contracts with certain of its senior officers, which expire at various dates through 2005 and may be extended on a year-to-year basis.

In the normal course of business, there are various outstanding legal proceedings involving the Corporation or its subsidiaries. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Corporation.

(15) SHAREHOLDERS' EQUITY

Under Federal Reserve regulations, the Bank is limited to the amount it may loan to the Corporation, unless such loans are collateralized by specific obligations. At December 31, 2002, the maximum amount available for transfer from the Bank to the Corporation in the form of unsecured loans was $1,800,396. The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2002, approximately $4.7 million was available for the declaration of dividends from the Bank to the Corporation.

(16) PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows:
BALANCE SHEETS - DECEMBER 31	2002	2001
Assets:
Cash on deposit with subsidiary bank	$ 1,138,010	1,015,508
Investment in subsidiary-Chemung Canal Trust Company	74,785,553	74,816,630
Investment in subsidiary-CFS Group, Inc.	193,561	204,858
Dividends receivable from subsidiary bank	868,831	911,772
Securities available for sale, at estimated fair value	158,570	154,044
Other assets	3,215,201	3,004,165
Total assets	$80,359,726	80,106,977
Liabilities and shareholders' equity:
Dividends payable	868,831	911,772
Other liabilities	63,718	33,628
Total liabilities	932,549	945,400
Shareholders' equity:
Total shareholders' equity	79,427,177	79,161,577
Total liabilities and shareholders' equity	$80,359,726	80,106,977

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2002	2001	2000
Dividends from subsidiary bank	$ 9,049,418	5,083,798	4,918,121
Interest and dividend income	14,699	87,215	88,450
Net gain on sales of securities	-	60,000	-
Other income (loss)	180,277	(270,166)	216,277
Operating expenses	(108,001)	(105,181)	(96,989)
Income before impact of subsidiaries' earnings and distributions and income taxes	9,136,393	4,855,666	5,125,859
Distributions from Chemung Canal Trust Company in excess of earnings	(2,607,829)	-	-
Equity in undistributed earnings of Chemung Canal Trust Company	-	3,578,823	3,692,888
Equity in losses of CFS Group, Inc.	(11,297)	(45,142)	-
Income before income tax benefit/expense	6,517,267	8,389,347	8,818,747
Income tax benefit (expense)	22,626	103,905	(63,648)
Net Income	$ 6,539,893	8,493,252	8,755,099

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2002	2001	2000
Cash flows from operating activities:
Net Income	$ 6,539,893	8,493,252	8,755,099
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from Chemung Canal Trust Company in excess of earnings	2,607,829	-	-
Equity in undistributed earnings of Chemung Canal Trust Company	-	(3,578,823)	(3,692,888)
Equity in losses of CFS Group, Inc.	11,297	45,142	-
Net gain on sales of securities	-	(60,000)	-
Decrease (increase) in dividend receivable	42,941	(25,043)	62,528
Increase in other assets	(212,699)	(581,442)	(234,515)
Increase in other liabilities	32,429	6,286	18,238
Distribution of employee stock bonus	8,415	-	-
Distribution of restricted stock units for directors' deferred compensation plan	17,386	16,845	106,883
Net cash provided by operating activities	9,047,491	4,316,217	5,015,345
Cash flow from investing activities:
Investment in CFS Group, Inc.	-	-	(250,000)
Proceeds from sale of securities available for sale	-	1,060,000	-
Purchase of securities available for sale	-	-	(49,992)
Net cash provided by (used in) investing activities	-	1,060,000	(299,992)
Cash flow from financing activities:
Cash dividends paid	(3,592,359)	(3,558,754)	(3,435,952)
Purchase of treasury stock	(5,332,630)	(2,343,383)	(397,113)
Sale of treasury stock	-	629,471	-
Net cash used in financing activities	(8,924,989)	(5,272,666)	(3,833,065)
Increase in cash and cash equivalents	122,502	103,551	882,288
Cash and cash equivalents at beginning of year	1,015,508	911,957	29,669
Cash and cash equivalents at end of year	$ 1,138,010	1,015,508	911,957

(17) FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Short-Term Financial Instruments

For those short-term instruments that generally mature in ninety days or less, the carrying value approximates fair value.

Securities

Fair values for securities are based on either 1) quoted market prices, 2) dealer quotes, 3) a correspondent bank's pricing system, or 4) discounted cash flows to maturity. For certain securities, such as equity investments in the FHLB and Federal Reserve Bank, and non-marketable obligations of political subdivisions, fair value is estimated to approximate amortized cost.

Loans Receivable

For variable-rate loans that reprice frequently, fair values approximate carrying values. The fair values for other loans are estimated through discounted cash flow analysis using interest rates currently being offered for loans with similar terms and credit quality.

Deposits

The fair values disclosed for demand deposits, savings accounts and money market accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying values).

The fair value of certificates of deposits is estimated using a discounted cash flow approach that applies interest rates currently being offered on certificates to a schedule of the weighted-average expected monthly maturities.

Securities Sold Under Agreements to Repurchase (Repurchase Agreements)

These instruments bear both variable and fixed rates of interest. Therefore, the carrying value approximates fair value for the variable rate instruments and the fair value of fixed rate instruments is based on discounted cash flows to maturity.

Federal Home Loan Bank Advances

These instruments bear a stated rate of interest to maturity and, therefore, the fair value is based on discounted cash flows to maturity.

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis. The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2002 and 2001.

Accrued Interest Receivable and Payable

For these short term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2002 and 2001 are as follows (dollars in thousands):
	2002		2001
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from banks	$ 28,837	28,837	29,023	29,023
Interest-bearing deposits	1,215	1,215	1,358	1,358
Securities	264,989	265,339	246,253	246,455
Net loans	424,620	437,102	418,677	434,981
Accrued interest receivable	3,562	3,562	4,363	4,363
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$320,328	320,328	290,771	290,771
Time deposits	221,437	226,791	229,916	233,514
Repurchase agreements	78,661	82,612	79,457	81,574
Federal Home Loan Bank advances	40,750	41,767	37,600	38,109
Accrued interest payable	1,482	1,482	2,107	2,107
Dividends payable	869	869	912	912

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(18) REGULATORY CAPITAL REQUIREMENTS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations). Management believes that, as of December 31, 2002 and 2001, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:
	Actual Capital		Required Ratios
	Amount	Ratio	Minimum Captital Adequacy	Classification as Well Capitalized
As of December 31, 2002
Total Capital(to Risk Weighted Assets):
Consolidated	$76,223,377	16.12%	8.00%	10.00%
Bank	$71,545,475	15.25%	8.00%	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$67,750,969	14.33%	4.00%	6.00%
Bank	$63,133,393	13.45%	4.00%	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$67,750,969	9.26%	3.00%	5.00%
Bank	$63,133,393	8.67%	3.00%	5.00%

As of December 31, 2001
Total Capital(to Risk Weighted Assets):
Consolidated	$77,523,117	16.87%	8.00%	10.00%
Bank	$73,183,569	16.04%	8.00%	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$69,533,164	15.13%	4.00%	6.00%
Bank	$65,209,403	14.29%	4.00%	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$69,533,164	9.86%	3.00%	5.00%
Bank	$65,209,403	9.30%	3.00%	5.00%