Form 10-Q
period 2003-03-31
CHEMUNG FINANCIAL CORP
filed 2003-05-13
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13888

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-1237038
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

One Chemung Canal Plaza, Elmira, NY	14901
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2003.

Common Stock, $.01 par value -- outstanding 3,763,884 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	15

Item 4:	Controls and Procedures	16

PART II.	OTHER INFORMATION	18

Item 1:	Legal Proceedings

Item 2:	Changes in Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits and Reports on Form 8-K	18

SIGNATURES		20

SECTION 302 CERTIFICATIONS		22

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2003 Unaudited	DECEMBER 31, 2002
ASSETS
Cash and due from banks	$ 24,646,819	28,836,759
Federal funds sold	47,000,000	-
Interest-bearing deposits with other financial institutions	1,580,216	1,215,328
Total cash and cash equivalents	73,227,035	30,052,087

Securities available for sale, at estimated fair value	221,486,407	257,153,717
Securities held to maturity, estimated fair value of $8,199,206 at March 31, 2003 and $8,185,055 at December 31, 2002	7,838,588	7,835,498
Loans, net of deferred origination fees and costs, and unearned income	425,245,578	432,294,450
Allowance for loan losses	(6,312,512)	(7,674,377)
Loans, net	418,933,066	424,620,073

Premises and equipment, net	17,133,786	17,496,416
Goodwill, net of accumulated amortization	1,516,666	1,516,666
Other intangible assets, net of accumulated amortization	2,452,605	2,552,034
Other assets	10,407,299	9,944,364

Total assets	$752,995,452	751,170,855

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$109,436,827	109,602,512
Interest-bearing	443,752,138	432,162,955
Total deposits	553,188,965	541,765,467
Securities sold under agreements to repurchase	87,823,131	78,661,100
Federal Home Loan Bank advances	25,000,000	40,750,000
Accrued interest payable	1,433,314	1,482,058
Dividends payable	865,908	868,831
Other liabilities	4,794,845	8,216,222

Total liabilities	673,106,163	671,743,678

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2003 and December 31, 2002
	43,001	43,001
Capital surplus	22,378,918	22,355,407
Retained earnings	62,407,222	61,247,551
Treasury stock, at cost (535,318 shares at March 31, 2003; 522,609 shares at December 31, 2002)	(12,175,540)	(11,826,290)
Accumulated other comprehensive income	7,235,688	7,607,508

Total shareholders' equity	79,889,289	79,427,177

Total liabilities and shareholders' equity	$752,995,452	751,170,855

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
	Three Months Ended March 31
INTEREST AND DIVIDEND INCOME	2003	2002

Loans	$ 7,196,127	7,761,990
Securities	2,916,515	3,423,999
Federal funds sold	41,309	44,452
Interest-bearing deposits	12,054	25,303

Total interest and dividend income	10,166,005	11,255,744

INTEREST EXPENSE

Deposits	2,396,974	3,185,854
Borrowed funds	277,420	312,547
Securities sold under agreements to repurchase	905,602	973,281

Total interest expense	3,579,996	4,471,682

Net interest income	6,586,009	6,784,062
Provision for loan losses	600,000	350,000

Net interest income after provision for loan losses	5,986,009	6,434,062

Other operating income:
Trust & investment services income	1,083,142	1,100,188
Service charges on deposit accounts	794,179	637,237
Net gain on securities transactions	540,000	245,379
Credit card merchant earnings	271,990	332,871
Other	465,401	387,910
Total other operating income	3,154,712	2,703,585

Other operating expenses:
Salaries & wages	2,390,297	2,444,807
Pension and other employee benefits	773,905	779,401
Net occupancy expenses	526,563	526,544
Furniture and equipment expenses	568,864	499,710
Other	2,002,058	2,243,710
Total other operating expenses	6,261,687	6,494,172

Income before income tax expense	2,879,034	2,643,475
Income tax expense	853,455	793,205

Net income	$ 2,025,579	1,850,270

Weighted average shares outstanding	3,832,298	4,009,299

Basic earnings per share (Note 2)	$0.53	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Three Months Ended
	March 31
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net income	$ 2,025,579	1,850,270
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	99,429	99,430
Provision for loan losses	600,000	350,000
Depreciation and amortization	549,952	472,742
Amortization of premiums and accretion of discounts on securities, net	491,912	89,508
Net gain on securities transactions	(540,000)	(245,379)
Increase in other assets	(386,614)	(420,459)
Decrease in accrued interest payable	(48,744)	(286,314)
Expense related to restricted stock units for directors' deferred compensation plan	40,736	37,884
Decrease in other liabilities	(3,114,738)	(303,622)

Net cash (used in) provided by operating activities	(282,488)	1,644,060

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available for sale	1,312,552	9,981,250
Proceeds from maturities of and principal collected on securities available for sale	49,631,926	24,995,334
Proceeds from maturities of and principal collected on securities held to maturity	266,766	307,057
Purchases of securities available for sale	(15,905,845)	(36,097,760)
Purchases of securities held to maturity	(269,855)	(550,855)
Purchases of premises and equipment	(187,322)	(1,981,276)
Net decrease (increase) in loans	2,900,821	(7,212,333)
Proceeds from sales of student loans	2,109,862	1,160,139

Net cash provided by (used in) investing activities	39,858,905	(9,398,444)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	9,107,864	22,379,425
Net increase in time deposits and individual retirement accounts	2,315,634	5,824,417
Net increase in securities sold under agreements to repurchase	9,162,031	10,811,902
Net repayments of Federal Home Loan Bank advances	(15,750,000)	(12,600,000)
Purchase of treasury stock	(368,167)	(572,317)
Cash dividends paid	(868,831)	(911,773)

Net cash provided by financing activities	3,598,531	24,931,654

Net increase in cash and cash equivalents	43,174,948	17,177,270
Cash and cash equivalents at beginning of period	30,052,087	30,381,377

Cash and cash equivalents at end of period	$73,227,035	47,558,647

Supplemental disclosure of non-cash activity: Transfer of loans to other real estate owned	$ 76,323	74,140
Adjustment of securities available for sale to fair value, net of tax	$ (371,820)	(13,687)
Sale of securities available for sale pending settlement	$ 462,500	-

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Chemung Financial Corporation (the Corporation), through its wholly owned subsidiaries, Chemung Canal Trust Company (the Bank) and CFS Group, Inc., a financial services company, provides a wide range of banking, financing, fiduciary and other financial services to its local market area. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

The data in the condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated financial statements in the Corporation's 2002 Form 10-K. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2002 Form 10-K. Amounts in prior periods' condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2003 and December 31, 2002, and results of operations for the three-month periods ended March 31, 2003 and 2002, and cash flows for the three-month periods ended March 31, 2003 and 2002. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Basic Earnings Per Share

Basic earnings per share were computed by dividing net income by 3,832,298 and 4,009,299 weighted average shares outstanding for the three-month periods ended March 31, 2003 and 2002, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the three-month periods ended March 31, 2003 and 2002.

3. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 will not currently impact the Corporation, as the Corporation did not have any stock-based employee compensation plans at March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation had $2.8 million of standby letters of credit outstanding at March 31, 2003. The fair value of those standby letters of credit was not significant.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The requirements of FIN No. 46 did not have any impact on the Corporation's consolidated financial position, results of operations or liquidity.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At March 31, 2003	At December 31, 2002
Original core deposit intangible amount	$ 5,965,793	5,965,793
Less: Accumulated amortization	3,513,188	3,413,759

Carrying amount	$ 2,452,605	2,552,034

Amortization expense for the three months ended March 31, 2003 and 2002 related to the CDI was $99,429 and $99,430, respectively. As of March 31, 2003, the remaining amortization period for this CDI was approximately 6.1 years. The estimated amortization expense is $397,719 for each of the years ended December 31, 2003 through 2007, with $563,439 in aggregate amortization expense in years subsequent to 2007.

5. Comprehensive Income

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

Comprehensive income for the three-month periods ended March 31, 2003 and 2002 was $1,653,759 and $1,836,583, respectively. The following summarizes the components of other comprehensive loss:

Other Comprehensive Loss	Three Months Ended March 31
	2003	2002
Unrealized net holding (losses) gains on securities available for sale, net of tax (pre-tax amounts of ($69,042) and $222,838 for the respective periods indicated)	$ (42,150)	135,307
Less: Reclassification adjustment for net gains realized in net income (pre-tax amounts of $540,000 and $245,379 for the respective periods indicated)	$(329,670)	(148,994)
Total other comprehensive loss	$(371,820)	(13,687)

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three month period ended March 31, 2003, with comparisons to the comparable period in 2002, as applicable. The unaudited condensed consolidated interim financial statements and related notes, as well as the 2002 Form 10-K, should be read in conjunction with this review. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Critical Accounting Policies

Critical accounting policies are those most important to the portrayal of the Corporation's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgements. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the level of the allowance required to cover probable credit losses inherent in the loan portfolio, and the material effect that such judgements can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

Financial Condition

Consolidated assets at March 31, 2003 totaled $753.0 million, an increase of $1.8 million or 0.2% since the beginning of the year. Total loans, net of unearned income and deferred fees and costs, decreased by $7.0 million or 1.6% from December 31, 2002 to March 31, 2003. Approximately $4.2 million of this decrease is in the residential mortgage portfolio, and can be attributed to a combination of a lower volume of loan closings during the first quarter of this year, as well as the fact that with interest rates at historically low levels, we have been selling more mortgages in the secondary mortgage market. While the number and dollar amount of loan closings has decreased, mortgage application activity has been strong during the first quarter. Total commercial loans, including commercial mortgages, have decreased $1.9 million since the beginning of the year, as the volume in this portfolio has been impacted by weakness in the economy. In addition, the Corporation charged-off $1.9 million of a commercial loan relationship in the first quarter, which also contributed to the decrease. In total, consumer loans are down $953 thousand primarily due to decreases in credit card balances and student loans of $581 thousand and $406 thousand, respectively.

The composition of the loan portfolio is summarized as follows:
	March 31, 2003	December 31, 2002
Residential mortgages	$ 96,869,843	$101,035,998
Commercial mortgages	45,525,204	44,966,502
Commercial, financial and agricultural	150,030,942	152,518,010
Consumer loans	133,251,651	134,204,609
Net deferred origination fees and costs, and unearned income	(432,062)	(430,669)
	$425,245,578	$432,294,450

The Available for Sale segment of the securities portfolio totaled $221.5 million at March 31, 2003, compared to $257.2 million at the end of 2002, a decrease of $35.7 million. At amortized cost, the available for sale segment of the securities portfolio is down $35.0 million since year-end. This decrease is primarily related to the current low rate environment and the fact that with rates continuing at such low levels, approximately $27.5 million in federal agency bonds were called during the quarter. Additionally, paydowns of mortgage-backed securities during the quarter totaled $18.4 million. We have remained somewhat cautious in this rate environment in re-investing these funds in longer term investments, which, along with a decline in loans and an increase in deposits, have been the primary factors for our federal funds sold position totaling $47.0 million at period end compared to overnight borrowings of $15.8 million at year end 2002. In order to improve yield on excess liquidity, however, in April we settled on the purchase of federal agency bonds and mortgage-backed securities totaling approximately $20.0 million and $10.0 million, respectively. The pre-tax valuation adjustment for net unrealized gains has decreased $677 thousand since the beginning of the year, reflective of the decrease in the portfolio, gains taken on the sale of a corporate bond, and a decrease in the market value of equities held in the portfolio. The Held to Maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $7.8 million at March 31, 2003, unchanged from year-end 2002.

The $4.2 million reduction in cash and due from banks relates primarily to lower period end branch cash balances, as well as a lower volume of transit items.

Deposits at March 31, 2003 totaled $553.2 million, an increase of $11.4 million or 2.1% as compared to December 31, 2002. Approximately $8.5 million of this increase is in period-end public funds deposit balances (primarily local municipal deposits). Other period end balances increased $2.9 million, primarily the result of higher savings account balances. The $15.8 million decrease in Federal Home Loan Bank advances is due to the repayment of overnight advances under our line of credit that were outstanding as of year-end 2002.

Other liabilities were down $3.4 million, primarily due to the payment of previously accrued federal and state income taxes during the quarter.

Asset Quality

Non-performing loans at March 31, 2003 totaled $10.871 million as compared to $12.994 million at December 31, 2002, a decrease of $2.123 million. This reduction in non-performing loans is primarily the result of a $1.962 million decrease in loans in non-accrual status. During the first quarter, the Corporation charged $1.9 million of a non-accrual commercial relationship against the allowance for loan losses. It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer, mortgage or home equity loan not guaranteed by a government agency which becomes 120 days delinquent, the loan is placed on non-accrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible. Loans may also be placed in non-accrual if management believes such classification is warranted for other reasons. Troubled debt restructurings remained relatively unchanged at $3.4 million. Included in this total is one commercial mortgage totaling $3.0 million, which was restructured at market terms during the fourth quarter of 2002 in light of cash flow difficulties experienced by the borrower. The appraisals of the properties securing this mortgage indicate adequate collateral coverage, and the borrower is evidencing sufficient cash flow to meet amortization requirements under the restructured terms.

The following table summarizes the Corporation's non-performing assets (dollars in thousands):

	March 31,2003	December 31, 2002
Non-accrual loans	$ 7,383	9,345
Troubled debt restructurings	3,364	3,382
Accruing loans past due 90 days or more	124	267
Total non-performing loans	$10,871	12,994
Other real estate owned	417	406
Securities on non-accrual	-	1,288
Total non-performing assets	$11,288	14,688

In addition to non-performing loans, as of March 31, 2003, the Corporation, through its loan review function, has identified 20 commercial loan relationships totaling $13.137 million in potential problem loans, as compared to $8.131 million (19 relationships) at December 31, 2002. This increase is due primarily to the addition of one commercial credit totaling $5.048 million. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Given the level of non-performing and classified relationships at March 31, 2003, and in recognition of the increased inherent risk of loss in the current loan portfolio, the Corporation increased its provision for loan losses during the first quarter of 2003 to $600 thousand as compared to $350 thousand during the first three months of 2002. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. At March 31, 2003, the Corporation's allowance for loan losses totaled $6.313 million, resulting in a coverage ratio of allowance to non-performing loans of 58.07%. However, included in this ratio is the $3.0 million restructured commercial mortgage which management believes has sufficient collateral and cash flow as of March 31, 2003, to support the debt. Excluding this loan, the coverage ratio would be 80.16%. An internal review of non-performing loans and associated collateral coverage indicates that the current coverage ratio is adequate. Net loan charge-offs for the first quarter of 2003 totaled $1.961 million as compared to $120 thousand during the first quarter of 2002. This increase was due to the above noted charge-off of $1.9 million on a commercial relationship. The allowance for loan losses to total loans at March 31, 2003 was 1.48% as compared to 1.78% as of December 31, 2002.

Activity in the allowance for loan losses was as follows:
(in thousands of dollars)	Three Months Ended March 31
	2003	2002
Balance at beginning of period	$7,674	5,077
Charge-offs:
Commercial, financial and agricultural	(1,900)	(0)
Commercial mortgages	(0)	(0)
Residential mortgages	(2)	(5)
Consumer loans	(132)	(184)
Total	(2,034)	(189)
Recoveries:
Commercial, financial and agricultural	15	30
Commercial mortgages	0	0
Residential mortgages	2	1
Consumer loans	56	38
Total	73	69
Net charge-offs	(1,961)	(120)
Provision charged to operations	600	350
Balance at end of period	$6,313	5,307

At March 31, 2003, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans.

At December 31, 2002, the Corporation's available for sale securities portfolio included an investment in a $2.50 million par value corporate bond which was downgraded by nationally recognized rating agencies in July of 2002 to below investment grade status. Management had determined that the resulting decline in the estimated fair value of the bond was other-than-temporary, and accordingly had written the bond down to its estimated fair value, and placed the bond in non-accrual status. The write-down of the bond to 51.5% of par value resulted in a charge to earnings during the third quarter of 2002 of $1.006 million. During the first quarter of 2003, $1.0 million of this bond was sold at 85% of par, and $500 thousand was sold at 92.5% of par, resulting in first quarter gains of $540 thousand. The remaining $1.0 million was sold early in the second quarter of 2003 at 92.5% of par, resulting in an additional second quarter gain on the sale of $410 thousand.

Results of Operations

Net income for the first quarter totaled $2.026 million, an increase of $176 thousand or 9.5% as compared to first quarter 2002 net income of $1.850 million. Earnings per share increased 15.2% from $0.46 to $0.53 per share on 177,001 fewer average shares outstanding.

Net interest income totaled $6.586 million as compared to $6.784 million during the first quarter of 2002, a decrease of $198 thousand or 2.9%. While average earning assets were up $15.4 million or 2.3% as compared to the first quarter of 2002, total interest and dividend income decreased $1.09 million or 9.7% as the yield declined 79 basis points from 6.76% to 5.97%. Of the increase in average earning assets, approximately $12.2 million was in the securities portfolio, with the portfolio yield decreasing 112 basis points to 4.78%, impacted primarily by lower yields of federal agency bonds and mortgage-backed securities. Average loans increased $2.0 million, with the yield decreasing 57 basis points to 6.82%.

Total average funding liabilities have increased $13.0 million or 2.0% when compared to the first quarter of 2002. Substantially all of this growth is in average deposits, which when compared to the first quarter of last year are up $13.0 million or 2.4% despite public fund balances averaging approximately $9.3 million lower than last year. All other deposits are up approximately $22.3 million on average, with $13.6 million of this growth in personal account balances, reflected primarily in higher average savings and insured money market account balances. The balance of the average deposit growth is reflected primarily in higher non-personal insured money market and savings balances. While average funding sources increased $13.0 million, interest expense decreased $892 thousand or 19.9% as the cost of funds, including the effect of non-interest bearing funding sources (such as demand deposits) declined 60 basis points from 2.80% to 2.20%. The above yields and costs resulted in a net interest margin during the first quarter of 2003 of 3.87% as compared to 4.07% during the first quarter of 2002.

The provision for loan losses during the first quarter of 2003 totaled $600 thousand as compared to $350 thousand during the first quarter of 2002, an increase of $250 thousand. As indicated under the "Asset Quality" section of this report, management determined the increased provision necessary following a thorough review of the inherent risk in the loan portfolio.

Non-interest income increased $451 thousand or 16.7% to $3.155 million. Net gains on securities transactions were up $295 thousand, as the Corporation realized gains of $540 thousand during the quarter on the sale of $1.5 million of a previously classified non-performing corporate bond. All other non-interest income increased $156 thousand or 6.4% due in large part to an increase in service charges, which were up $157 thousand, reflective of fee changes that took place during the fourth quarter of 2002. Other areas of note include increases in cash management fee income (+ $27 thousand), checkcard interchange income (+ $18 thousand) and gains on the sale of mortgages and FHA and VA mortgage origination fees (+ $16 thousand). These increases were somewhat offset primarily by decreases in trust and investment services income and credit card merchant earnings of $17 thousand and $61 thousand, respectively. Trust and investment services income has been adversely impacted by market declines, some of which has been offset by fee increases instituted during the second quarter of 2002. The decrease in credit card merchant earnings is reflective of a lower volume of merchant deposit activity.

Operating expenses were $232 thousand or 3.6% lower than the comparable period last year. With the decrease in credit card merchant deposit services volume, the cost of third party processing for credit card and merchant deposit services has decreased $166 thousand as compared to the first quarter of last year. Additionally, salaries and wages, and pension and other employee benefits are down $60 thousand. The $55 thousand decrease in salaries and wages reflects a reduction of nine average full time equivalent employees (FTE's) compared to a year ago. While net periodic pension expense has increased $128 thousand, this has been offset primarily by decreases in bonus and profit sharing expense accruals of $69 thousand and $50 thousand, respectively. The increase in the 2003 net periodic pension expense is based upon actuarial estimates of future benefit obligations related to the plan, and has resulted primarily from the impact of a declining stock market on asset values, compensation increases and the discount rate used in calculating future benefit obligations. Due to market performance over the past couple of years, the funding position of the plan has deteriorated, and we expect a required contribution during 2003 of approximately $175 thousand based upon current actuarial estimates. Health insurance and post-retirement benefit costs have also decreased by $23 thousand in total. Depreciation expense has increased $77 thousand, reflective of the continuing investment in property and equipment.

The $60 thousand increase in income tax expense is the result of higher pre-tax earnings, offset to some extent primarily by a $59 thousand deduction related to dividends paid or credited to our profit sharing, savings and investment plan participants during the first quarter of 2003.

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
	Three Months Ended March 2003			Three Months Ended March 2002
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$427,971	$7,196	6.82%	$425,996	$7,762	7.39%
Taxable securities	222,546	2,658	4.84%	210,352	3,154	6.08%
Tax-exempt securities	24,905	259	4.22%	24,872	270	4.40%
Federal funds sold	13,784	41	1.21%	10,603	45	1.72%
Interest-bearing deposits	1,754	12	2.77%	3,781	25	2.68%
Total earning assets	690,960	10,166	5.97%	675,604	11,256	6.76%

Non-earning assets:
Cash and due from banks	23,128			24,690
Premises and equipment, net	17,334			15,077
Other assets	13,512			14,480
Allowance for loan losses	(7,799)			(5,174)
AFS valuation allowance	12,533			9,502
Total	$749,668			$734,179

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	41,960	51	0.49%	41,777	76	0.74%
Savings and insured money market deposits	172,868	537	1.26%	150,185	668	1.80%
Time deposits	222,849	1,809	3.29%	232,808	2,442	4.25%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	113,463	1,183	4.23%	113,448	1,286	4.60%
Total interest-bearing liabilities	551,140	3,580	2.63%	538,218	4,472	3.37%

Non-interest-bearing liabilities:
Demand deposits	109,040			108,997
Other liabilities	9,302			6,815
Total liabilities	669,482			654,030
Shareholders' equity	80,186			80,149
Total	$749,668			$734,179
Net interest income		$6,586			$6,784

Net interest rate spread			3.34%			3.39%

Net interest margin			3.87%			4.07%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three-Months Ended March 2003 Compared to Three Months Ended March 2002
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 36	(602)	(566)
Taxable securities	175	(671)	(496)
Tax-exempt securities	-	(11)	(11)
Federal funds sold	11	(15)	(4)
Interest-bearing deposits	(14)	1	(13)
Total earning assets	$ 208	(1,298)	(1,090)
Interest paid on:
Demand deposits	-	(25)	(25)
Savings and insured money market deposits	91	(222)	(131)
Time deposits	(100)	(533)	(633)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	-	(103)	(103)
Total interest-bearing liabilities	$ (9)	(883)	(892)
Net interest income	$ 217	(415)	(198)
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Corporation maintained a $74.804 million line of credit at March 31, 2003. This compares to $73.197 million at March 31, 2002.

During the first three months of 2003, cash and cash equivalents increased $43.2 million, as compared to an increase of $17.2 million during the first three months of last year. In addition to cash provided by operating activities, other primary sources of cash in 2003 included proceeds from maturities, sales and principal payments on securities ($51.2 million), an increase in deposits ($11.4 million), and an increase in securities sold under agreements to repurchase ($9.2 million). During the first three months of 2002, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($35.3 million), an increase in deposits ($28.2 million), and an increase in securities sold under agreements to repurchase ($10.8 million).

Cash generated in both periods was used primarily to fund growth in earning assets as well as to reduce Federal Home Loan Bank advances. During the first quarter of 2003, the purchase of securities totaled $16.2 million. Other significant uses of cash during the first quarter of 2003 included the repayment of Federal Home Loan Bank advances, net of new advances ($15.8 million), and the payment of cash dividends ($869 thousand). During the first quarter of 2002, the purchase of securities and funding of loans, net of repayments, totaled $36.6 million and $7.2 million, respectively. Other significant uses of cash during the first quarter of 2002 included the repayment of Federal Home Loan Bank advances, net of new advances ($12.6 million), purchases of premises and equipment ($2.0 million), and the payment of cash dividends ($912 thousand).

As of March 31, 2003, the Corporation's consolidated leverage ratio was 9.37%. The Tier I and Total Risk Adjusted Capital ratios were 14.67% and 16.45%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the quarter, the Corporation declared a cash dividend of $0.23 per share, an amount equal to the dividend declared during the first quarter of 2002.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant over a two-year period. As of March 31, 2003, 246,996 shares have been purchased since the inception of this program at an average price of $28.08 per share. While the authorization for this share repurchase program expires on May 9, 2003, the Corporation may continue to evaluate future share repurchases as market conditions warrant, after careful consideration of its capital position.

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the president, three executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the Annual Budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At March 31, 2003, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact net interest income by 15.73% and an immediate 200-basis point increase would positively impact net interest income by 5.88%. The risk to declining interest rates is slightly over the allowable tolerance of 15.0% established by ALCO. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when an immediate 200-basis point shock is modeled. Additionally, the Corporation's significant holdings of callable US agency securities, mortgage-backed securities and mortgage loans, results in less interest income in periods of declining interest rates, as the cash flow from called bonds and increased prepayments results in higher levels of repricing of assets at lower interest rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate 200-basis point decrease in interest rates across the yield curve is not possible given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 7.51% and a positive impact of 6.27% respectively. Both are well within policy guidelines.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At March 31, 2003, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 10.72% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.69%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first quarter of 2003.

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

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Corporation's business, to which the Corporation or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.	Changes in Securities and Use of Proceeds
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
(d)	Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.2	Bylaws of the Registrant, as amended to February 12,2003

99.1	Additional Exhibit - 906 Certification of Chief Executive Officer

99.2	Additional Exhibit - 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

During the quarter ended March 31, 2003, no reports on Form 8-K or amendments to any previously filed Form 8-K were filed by the registrant.

(THIS PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	May 13, 2003	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	May 13, 2003	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

(THIS PAGE INTENTIONALLY LEFT BLANK)

CERTIFICATIONS

I, Jan P. Updegraff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chemung Financial Corporation;

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

Date: May 13, 2003

By: /s/ Jan P. Updegraff

President and Chief Executive Officer

(THIS PAGE INTENTIONALLY LEFT BLANK)

I, John R. Battersby Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chemung Financial Corporation;

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

Date: May 13, 2003

By: /s/ John R. Battersby Jr.

Treasurer and Chief Financial Officer

(THIS PAGE INTENTIONALLY LEFT BLANK)

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING MARCH 31, 2003

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

EXHIBIT 3.2	Amended Bylaws Effective February 12, 2003
EXHIBIT 99.1	Additional Exhibit - Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EXHIBIT 99.2	Additional Exhibit - Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION

BY-LAWS

Amended to February 12, 2003

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

SECTION 3. Number of Directors

The number of directors constituting the entire Board shall be fourteen (14). This number may be increased or decreased from time to time by amendment of these By-Laws, provided, however, that the number may not be decreased to less than three (3). No decrease in the number of directors shall shorten the term of any incumbent director.

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

CHEMUNG FINANCIAL CORPORATION

LEGEND FOR BY-LAWS

DATE	ARTICLE	SECTION	DESCRIPTION

4/9/97	Article III	Section 3	Number of Directors changed from twenty to nineteen.

4/8/98	Article II	Sections 4 & 5	Change fifty (50) days to sixty (60) days.

12/8/98	Article III	Section 3	Number of Directors changed from nineteen to seventeen.
8/11/99	Article III	Section 3	Number of Directors changed from seventeen to sixteen.
10/13/99	Article III	Section 3	Number of Directors changed from sixteen to fifteen.
1/12/00	Article III	Section 2	Required ownership of 500 shares capital stock for non-employee directors.
6/14/00	Article IV	Section 12	New Section. Addition of Auditor.
		Section 13	Renumbered- previous Section 12.
12/13/00	Article III	Section 3	Number of Directors changed from fifteen to fourteen.
07/10/02	Article III	Section 3	Number of Directors changed from fourteen to fifteen.
02/12/03	Article III	Section 3	Number of Directors changed from fifteen to fourteen.