Form 10-Q
period 2003-06-30
CHEMUNG FINANCIAL CORP
filed 2003-08-11
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: XX NO: ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2003.

Common Stock, $.01 par value - outstanding 3,747,923 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	18

Item 4:	Controls and Procedures	20

PART II.	OTHER INFORMATION	22

Item 1:	Legal Proceedings

Item 2:	Changes in Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits and Reports on Form 8-K	22

SIGNATURES		24

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	JUNE 30, 2003	DECEMBER 31, 2002
ASSETS
Cash and due from banks	$ 28,089,515	28,836,759
Federal funds sold	40,000,000	-
Interest-bearing deposits with other financial institutions	8,619,260	226,881
Total cash and cash equivalents	76,708,775	29,063,640

Securities available for sale, at estimated fair value	228,662,576	257,153,717
Securities held to maturity, estimated fair value of $9,323,125 at June 30, 2003 and $8,185,055 at December 31, 2002	8,820,063	7,835,498
Loans, net of deferred origination fees and costs, and unearned income	417,598,946	432,294,450
Allowance for loan losses	(7,756,067)	(7,674,377)
Loans, net	409,842,879	424,620,073

Premises and equipment, net	17,201,729	17,496,416
Goodwill	1,516,666	1,516,666
Other intangible assets, net of accumulated amortization	2,353,174	2,552,034
Other assets	10,153,060	10,932,811

Total assets	$755,258,922	751,170,855

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$117,569,329	109,602,512
Interest-bearing	448,895,168	432,162,955
Total deposits	566,464,497	541,765,467
Securities sold under agreements to repurchase	74,670,108	78,661,100
Federal Home Loan Bank advances	25,000,000	40,750,000
Accrued interest payable	1,303,906	1,482,058
Dividends payable	864,875	868,831
Other liabilities	6,019,392	8,216,222

Total liabilities	674,322,778	671,743,678

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2003 and December 31, 2002
	43,001	43,001
Capital surplus	22,415,717	22,355,407
Retained earnings	62,959,795	61,247,551
Treasury stock, at cost (539,811 shares at June 30, 2003; 522,609 shares at December 31, 2002)	(12,302,201)	(11,826,290)
Accumulated other comprehensive income	7,819,832	7,607,508

Total shareholders' equity	80,936,144	79,427,177

Total liabilities and shareholders' equity	$755,258,922	751,170,855

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Six Months Ended June 30		Three Months Ended June 30
INTEREST AND DIVIDEND INCOME
	2003	2002	2003	2002
Loans	$14,219,587	15,526,796	7,023,460	7,764,806
Securities	5,451,286	6,834,510	2,534,771	3,410,511
Federal funds sold	153,603	97,370	112,294	52,918
Interest-bearing deposits	5,543	13,714	4,126	2,915

Total interest and dividend income	19,830,019	22,472,390	9,674,651	11,231,150

INTEREST EXPENSE

Deposits	4,622,555	6,360,213	2,225,581	3,174,359
Borrowed funds	550,017	617,956	272,597	305,409
Securities sold under agreements to repurchase	1,750,295	1,936,503	844,693	963,222

Total interest expense	6,922,867	8,914,672	3,342,871	4,442,990

Net interest income	12,907,152	13,557,718	6,331,780	6,788,160
Provision for loan losses	2,200,000	700,000	1,600,000	350,000

Net interest income after provision for loan losses	10,707,152	12,857,718	4,731,780	6,438,160

Other operating income:
Trust & investment services income	2,169,546	2,385,118	1,086,404	1,284,930
Service charges on deposit accounts	1,816,974	1,298,809	1,022,795	661,572
Net gain on securities transactions	950,000	245,379	410,000	-
Credit card merchant earnings	555,205	674,256	283,215	341,385
Other	1,105,298	1,270,990	629,260	868,576
Total other operating income	6,597,023	5,874,552	3,431,674	3,156,463

Other operating expenses:
Salaries & wages	4,777,265	4,891,195	2,386,968	2,446,388
Pension and other employee benefits	1,376,370	1,551,901	602,465	772,500
Net occupancy expenses	1,059,140	1,056,732	532,577	530,188
Furniture and equipment expenses	1,137,749	1,000,685	568,885	500,975
Amortization of Intangible Assets	198,860	198,860	99,430	99,430
Other	3,995,537	4,280,950	2,092,909	2,136,670
Total other operating expenses	12,544,921	12,980,323	6,283,234	6,486,151

Income before income tax expense	4,759,254	5,751,947	1,880,220	3,108,472
Income tax expense	1,316,229	1,659,750	462,774	866,545

Net income	$ 3,443,025	4,092,197	1,417,446	2,241,927

Weighted average shares outstanding	3,831,356	4,004,155	3,830,414	3,999,010

Basic earnings per share (Note 2)	$0.90	$1.02	$0.37	$0.56

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Six Months Ended
	June 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net income	$ 3,443,025	4,092,197
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	198,860	198,860
Provision for loan losses	2,200,000	700,000
Depreciation and amortization	1,099,924	946,751
Amortization of premiums and accretion of discounts on securities, net	899,761	240,527
Net gain on securities transactions	(950,000)	(245,379)
Increase in other assets	856,073	166,096
Decrease in accrued interest payable	(178,152)	(257,164)
Expense related to restricted stock units for directors' deferred compensation plan	77,535	77,736
(Decrease) increase in other liabilities	(2,262,876)	753,730

Net cash provided by operating activities	5,384,150	6,673,354

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available for sale	2,237,629	9,981,614
Proceeds from maturities of and principal collected on securities available for sale	84,191,214	54,838,515
Proceeds from maturities of and principal collected on securities held to maturity	660,880	1,826,492
Purchases of securities available for sale	(57,607,400)	(69,050,360)
Purchases of securities held to maturity	(1,645,443)	(748,449)
Purchases of premises and equipment	(805,236)	(2,504,539)
Net decrease (increase) in loans	6,052,489	(11,314,686)
Proceeds from sales of student loans	6,448,382	1,693,793

Net cash provided by (used in) investing activities	39,532,515	(15,277,620)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	30,014,609	14,006,190
Net (decrease) increase in time deposits and individual retirement accounts	(5,315,579)	3,478,205
Net (decrease) increase in securities sold under agreements to repurchase	(3,990,992)	8,706,666
Net repayments of Federal Home Loan Bank advances	(15,750,000)	(12,600,000)
Purchase of treasury stock	(494,829)	(1,000,494)
Cash dividends paid	(1,734,738)	(1,819,265)

Net cash provided by financing activities	2,728,471	10,771,302

Net increase in cash and cash equivalents	47,645,135	2,167,036
Cash and cash equivalents at beginning of period	29,063,640	9,392,930

Cash and cash equivalents at end of period	$76,708,775	31,559,966

Supplemental disclosure of non-cash activity: Transfer of loans to other real estate owned	$ 76,323	279,649
Adjustment of securities available for sale to fair value, net of tax	$ 212,324	919,821

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

The data in the condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated financial statements in the Corporation's 2002 Annual Report on Form 10-K. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2002 Annual Report on Form 10-K. Amounts in prior periods' condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2003 and December 31, 2002, and results of operations for the three and six month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Basic Earnings Per Share

Basic earnings per share were computed by dividing net income by 3,831,356 and 4,004,155 weighted average shares outstanding for the six-month periods ended June 30, 2003 and 2002, respectively, and 3,830,414 and 3,999,010 weighted average shares outstanding for the three-month periods ended June 30, 2003 and 2002, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the six-month periods ended June 30, 2003 and 2002.

3. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 will not currently impact the Corporation, as the Corporation did not have any stock-based employee compensation plans at June 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation had $3.6 million of standby letters of credit outstanding at June 30, 2003. The fair value of those standby letters of credit was not significant.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. FIN No. 46 is a complex new accounting rule with possible far reaching implications to financial reporting. Management believes that FIN No. 46 did not have any impact on the Corporation's consolidated financial position, results of operations or liquidity. However, as interpretations of FIN No. 46 and additional guidance is provided, management will continue to assess the impact, if any, on the Corporation's consolidated financial statements from such additional interpretations and guidance.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At June 30, 2003	At December 31, 2002
Original core deposit intangible amount	$ 5,965,793	5,965,793
Less: Accumulated amortization	3,612,619	3,413,759

Carrying amount	$ 2,353,174	2,552,034

Amortization expense for the six months ended June 30, 2003 and 2002 related to the CDI was $198,860 and $198,860, respectively. As of June 30, 2003, the remaining amortization period for this CDI was approximately 5.8 years. The estimated amortization expense is $397,719 for each of the years ended December 31, 2003 through 2007, with $563,439 in aggregate amortization expense in years subsequent to 2007.

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

Comprehensive income for the three and six month periods ended June 30, 2003 was $2,001,590 and $3,655,349, respectively. Comprehensive income for the three and six month periods ended June 30, 2002 was $3,175,435 and $5,012,018, respectively. The following summarizes the components of other comprehensive income:

Other Comprehensive Income	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Unrealized net holding gains on securities available for sale, net of tax (pre-tax amounts of $1,366,829, $1,537,398, $1,297,787 and $1,760,236 for the respective periods indicated)	$ 834,449	$ 933,508	$ 792,299	$1,068,815
Less: Reclassification adjustment for net gains realized in net income (pre-tax amounts of $410,000, $0, $950,000 and $245,379 for the respective periods indicated)	(250,305)	-	(579,975)	(148,994)
Total other comprehensive income	$ 584,144	$ 933,508	$ 212,324	$ 919,821

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three and six month periods ended June 30, 2003, with comparisons to the comparable periods in 2002, as applicable. The unaudited condensed consolidated interim financial statements and related notes, as well as the 2002 Annual Report on Form 10-K, should be read in conjunction with this review. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

Statements included in this report include "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Chemung Financial Corporation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, could cause Chemung Financial Corporation's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and, except as may be required by law, the Corporation disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Critical accounting policies are those most important to the portrayal of the Corporation's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the level of the allowance required to cover probable credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if actual loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal loan reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the estimated values of collateral are reasonable based upon the evaluations performed under the current circumstances, if estimated collateral values were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

Financial Condition

Consolidated assets at June 30, 2003 totaled $755.3 million, an increase of $4.1 million or 0.5% since the beginning of the year. Total loans, net of unearned income and deferred fees and costs, decreased by $14.7 million or 3.4% from December 31, 2002 to June 30, 2003. Approximately $7.9 million of this decrease is in the residential mortgage portfolio, and can be attributed to the fact that with interest rates at historically low levels, we have been selling more mortgages in the secondary mortgage market. The decrease in net loans was also impacted by the fact that student loans are down $4.5 million. During the second quarter, we sold our entire student loan portfolio to Sallie Mae. This was done due to the fact that Sallie Mae is no longer offering the option of owning and servicing these loans until they enter repayment status. Therefore, we converted our student loan program to a new third party processor, which will allow us to hold and service these loans as in the past. We expect the outstanding balances in this portfolio to build back up to the previous level of approximately $4.0-$4.5 million over the next 12-18 months. Total commercial loans, including commercial mortgages, have decreased $1.8 million since the beginning of the year, as the volume in this portfolio has been impacted by weakness in the economy. In addition, the Corporation charged-off $1.9 million of a commercial loan relationship in the first quarter, which also contributed to the decrease. Excluding the decrease in the student loan portfolio, all other consumer loans have decreased $563 thousand primarily due to decreases of $1.4 million and $419 thousand in installment loans and credit card balances, respectively. These declines have been somewhat offset by a $1.2 million increase in home equity loans.

The composition of the loan portfolio is summarized as follows:
	June 30, 2003	December 31, 2002
Residential mortgages	$ 93,113,406	$101,035,998
Commercial mortgages	44,460,520	44,966,502
Commercial, financial and agricultural	151,269,733	152,518,010
Consumer loans	129,149,237	134,204,609
Net deferred origination fees and costs, and unearned income	(393,950)	(430,669)
	$417,598,946	$432,294,450

The Available for Sale segment of the securities portfolio totaled $228.7 million at June 30, 2003, compared to $257.2 million at the end of 2002, a decrease of $28.5 million. At amortized cost, the available for sale segment of the securities portfolio is down $28.8 million since year-end. This decrease is primarily related to the current low rate environment and the fact that with rates continuing at such low levels, approximately $37.2 million in federal agency bonds were called during the first half of 2003. Additionally, paydowns of mortgage-backed securities during the first half of 2003 totaled $40.2 million. We have remained somewhat cautious in this rate environment and have reduced our re-investing of these funds in longer term investments, which, along with a decline in loans and an increase in deposits, have been the primary factors for our federal funds sold and interest bearing deposits position totaling $48.6 million at June 30, 2003, compared to overnight borrowings of $15.8 million at year-end 2002. Since mid-June, the yield curve steepened, with mid to long-term treasury rates increasing approximately 100 basis points. With this steepening of the yield curve, during July we settled on the purchase of a combination of shorter duration mortgage-backed securities, treasury bonds and callable agency bonds totaling $20.0 million, $5.0 million and $15.0 million, respectively. We have also committed to purchase $10.0 million in mortgage-backed securities and $15.0 million in federal agency bonds which will settle in August. The pre-tax valuation adjustment for net unrealized gains has increased $280 thousand since the beginning of the year, reflective primarily of an increase in the market value of equities held in the portfolio. The Held to Maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $8.8 million at June 30, 2003, an increase of $1.0 million since year-end 2002.

Deposits at June 30, 2003 totaled $566.5 million, an increase of $24.7 million or 4.6% as compared to December 31, 2002. Approximately $10.8 million of this increase is in period-end public funds deposit balances (primarily local municipal deposits). Other period end balances increased $13.9 million, primarily the result of higher savings and non-interest bearing demand deposit account balances. The $15.8 million decrease in Federal Home Loan Bank advances reflects the repayment of overnight advances under our line of credit that were outstanding as of year-end 2002. Securities sold under agreements to repurchase are down $4.0 million, primarily due to a lower volume of investments leveraged with term repurchase agreements through the Federal Home Loan Bank.

Other liabilities were down $2.2 million, primarily due to the payment of previously accrued federal and state income taxes during the first quarter of 2003.

Asset Quality

Non-performing loans at June 30, 2003 totaled $8.947 million as compared to $12.994 million at December 31, 2002, a decrease of $4.047 million. This decrease in non-performing loans is primarily the result of a $3.081 million reduction in troubled debt restructurings. During the second quarter a $3.0 million commercial mortgage was moved out of this non-performing loan category as the borrower had demonstrated a sufficient period of adequate cash flow to amortize this market rate loan in accordance with the restructured terms, and the properties securing this mortgage provide adequate collateral coverage. The reduction in non-performing loans was also influenced by a $1.012 million reduction in non-accrual loans which resulted from a $1.9 million charge-off of a non-accrual commercial relationship, somewhat offset by the addition during the second quarter of two commercial relationships totaling $799 thousand to non-accrual status. It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer, mortgage or home equity loan not guaranteed by a government agency which becomes 120 days delinquent, the loan is placed on non-accrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible. Loans may also be placed in non-accrual if management believes such classification is warranted for other reasons.

The following table summarizes the Corporation's non-performing assets:

(dollars in thousands)	June 30, 2003	December 31, 2002
Non-accrual loans	$ 8,333	9,345
Troubled debt restructurings	301	3,382
Accruing loans past due 90 days or more	313	267
Total non-performing loans	$ 8,947	12,994
Other real estate owned	375	406
Securities on non-accrual	-	1,288
Total non-performing assets	$ 9,322	14,688

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

In addition to non-performing loans, as of June 30, 2003, the Corporation, through its loan review function, has identified 23 commercial loan relationships totaling $19.615 million as potential problem loans, as compared to $8.131 million (19 relationships) at December 31, 2002. This increase is due primarily to the addition of two commercial relationships totaling $10.851 million. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". In August 2003, a $2.3 million commercial relationship included in the above potential problem loan total was placed in non-accrual status as a result of financial information received by the Corporation subsequent to quarter end, which revealed a deterioration in the borrower's financial condition. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Given the level of non-performing and classified relationships at June 30, 2003, and in consideration of certain relationships which were downgraded during the quarter ended June 30, 2003, as well as the continued weakness that the Corporation sees in its primary market areas, the Corporation increased its provision for loan losses during the second quarter of 2003 to $1.6 million as compared to $350 thousand during the second quarter of 2002. Year to date, the provision has increased $1.5 million, from $700 thousand to $2.2 million. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. At June 30, 2003, the Corporation's allowance for loan losses totaled $7.756 million, resulting in a coverage ratio of allowance to non-performing loans of 86.69%. An internal review of non-performing loans and associated collateral coverage indicates that the current coverage ratio is adequate. Net loan charge-offs for the first half of 2003 totaled $2.118 million as compared to $276 thousand during the first half of 2002. This increase was due primarily to the above noted charge-off of $1.9 million on a commercial relationship, offset to some extent primarily by lower net consumer loan charge-offs. The allowance for loan losses to total loans at June 30, 2003 was 1.86% as compared to 1.78% as of December 31, 2002.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Six Months Ended June 30
	2003	2002
Balance at beginning of period	$7,674	5,077
Charge-offs:
Commercial, financial and agricultural	(1,991)	(8)
Commercial mortgages	-	-
Residential mortgages	(2)	(11)
Consumer loans	(260)	(361)
Total	(2,253)	(380)
Recoveries:
Commercial, financial and agricultural	29	34
Commercial mortgages	-	-
Residential mortgages	2	1
Consumer loans	104	69
Total	135	104
Net charge-offs	(2,118)	(276)
Provision charged to operations	2,200	700
Balance at end of period	$7,756	5,501

At June 30, 2003, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans.

Results of Operations

Second Quarter of 2003 vs. 2002

Net income for the second quarter of 2003 totaled $1.417 million, a decrease of $825 thousand or 36.8% as compared to second quarter 2002 net income of $2.242 million. Earnings per share decreased 33.9% from $0.56 to $0.37 per share on 168,596 fewer average shares outstanding. The decline in net income and earnings per share for the second quarter of 2003 was primarily driven by a $1.25 million increase in the provision for loan losses, as well as a decrease in net interest income of $456 thousand, partially offset by a $410 thousand increase in net gains on securities transactions.

As noted above, the quarterly results were negatively impacted by a $456 thousand or 6.7% decrease in net interest income from $6.788 million in the second quarter of 2002 to $6.332 million in the second quarter of 2003. This decrease was impacted by lower average loans and securities during the quarter, as well as the declining rate environment. While average earning assets were up slightly by $4.6 million or 0.7% as compared to the second quarter of 2002, total interest and dividend income decreased $1.556 million or 13.9% as the average yield declined 95 basis points from 6.58% to 5.63%. Average loans for the quarter were down $9.3 million or 2.2% as compared to the second quarter of 2002, with the yield declining 55 basis points to 6.69%. The decrease in average loans was due primarily to decreases in average mortgages (- $8.1 million) and consumer loans (- $4.6 million), offset to some extent by a $3.4 million increase in average commercial loans. The decrease in average mortgages relates to the fact that in the current rate environment, much of our originated mortgages are being sold in the secondary mortgage market. Decreases in consumer loans are primarily the result of the previously mentioned sale of our student loan portfolio as well as lower average indirect auto loans, impacted by an extremely competitive rate environment. Average balances in our securities portfolio were down $12.7 million or 5.3%, with the yield decreasing 122 basis points to 4.45%. This decrease in average securities is related to the rate environment during the quarter, and, as was noted previously, we have remained somewhat cautious of investing in longer-term securities at these interest rate levels. Due to the decrease in average loans and securities, coupled with an increase in average deposits, our average fed funds sold and interest-bearing deposits increased $26.6 million when compared to the second quarter of last year. While this level of overnight investments yielding 1.19% clearly impacts short-term results, given the rate environment during the quarter, we felt it best to remain cautious and not take on undue interest rate risk associated with longer-term investment alternatives. As noted earlier in this report, in July we were able to take advantage of the steepening of the yield curve and improve earning asset yields through the purchase of approximately $65.0 million of shorter duration mortgage-backed securities, treasury bonds and callable agency bonds for the securities portfolio.

Total average funding liabilities have increased $5.6 million or 0.9% when compared to the second quarter of 2002. Average deposits, when compared to the second quarter of last year, are up $14.9 million or 2.8%. Average personal account balances increased $9.4 million, reflected primarily in higher average demand deposit, insured money market and savings balances. All other average deposit balances are up $5.5 million primarily due to higher average non-personal demand deposit and insured money market balances. All other funding liabilities on average were down $9.3 million, the primary factor being an $8.2 million decrease in term repurchase agreements through the Federal Home Loan Bank. While average funding sources increased $5.6 million, interest expense decreased $1.100 million or 24.8% as the cost of funds, including the effect of non-interest bearing funding sources (such as demand deposits) declined 69 basis points from 2.72% to 2.03%. The above yields and costs resulted in a net interest margin during the second quarter of 2003 of 3.69% as compared to 3.98% during the second quarter of 2002.

Non-interest income increased $275 thousand or 8.7% from $3.156 million in the second quarter of 2002 to $3.432 million in the second quarter of this year. Net gains on securities transactions were up $410 thousand due to the gain realized during the quarter on the sale of the remaining portion of a previously classified non-performing corporate bond. Additionally, service charges increased $361 thousand, reflective of fee changes instituted during the fourth quarter of 2002, as well as the introduction of a courtesy pay program in the second quarter of this year. These increases were somewhat offset by a decrease in trust and investment services income (- $199 thousand), and a decrease in other income, which relates to decreases in non-taxable gains on stock donations (- $167 thousand) and income from our equity investment in Cephas Capital Partners, L.P. (-$159 thousand). Trust and investment services income was adversely impacted by the decline in the market value of assets under management, with much of the second quarter revenue based upon March 31, 2003 market values. The decrease in non-taxable gains on stock donations reflects the fact that the Corporation made accelerated payments on certain planned capital campaign contributions to non-profit organizations during the second quarter of last year. Lower income from the above equity investment reflects a higher level of loan loss provisions at Cephas Capital Partners, L.P.

Operating expenses were $203 thousand or 3.1% lower than the comparable period last year. Salaries and wages, and pension and other employee benefits are down $229 thousand. The $59 thousand decrease in salaries and wages reflects a reduction of nine average full time equivalent employees (FTE's) compared to a year ago. While net periodic pension expense has increased $39 thousand, and post-retirement medical benefits are up $28 thousand from the second quarter of 2002, these increases have been offset primarily by decreases in bonus and profit sharing expense of $38 thousand and $204 thousand, respectively. The decrease in operating expenses was also significantly impacted by a $166 thousand decrease in credit card and merchant deposit services processing costs, primarily related to a decline in credit card merchant deposit volume. Depreciation expense has increased $76 thousand when compared to the second quarter of last year, reflective of the continuing investment in property and equipment.

The $404 thousand decrease in income tax expense is primarily due to lower pre-tax earnings.

Year-to-Date 2003 vs. 2002

Net income for the six month period ended June 30, 2003 totaled $3.443 million, a 15.9% decrease as compared to June 30, 2002 results. Earnings per share declined 11.8% from $1.02 to $0.90 per share on 172,799 fewer average shares outstanding. As was the case with second quarter results, the year-to-date results have been impacted primarily by a $1.5 million increase in the provision for loan losses as well as a decrease in net interest income of $651 thousand, partially offset by a $705 thousand increase in net gains on securities transactions.

Net interest income for the first six months of 2003 totaled $12.907 million, a decrease of $651 thousand or 4.8% compared to the first six months of last year. This decrease has been impacted by lower loan volume and reduced rates, as reinvestment opportunities for cash flows generated through loan repayments, the securities portfolio and increased deposits are at significantly reduced rates. While average earning assets are up $10.0 million or 1.5%, total interest and dividend income has decreased $2.642 million or 11.8%, as the yield has declined 87 basis points to 5.80%. Average loans have decreased $3.7 million when compared to the first six months of 2002, with the yield dropping 56 basis points to 6.75%. As noted in the review of second quarter results, the decrease in average loans is due primarily to lower average mortgages (- $5.8 million) and consumer loans (- $2.6 million), somewhat offset by a $4.7 million increase in average commercial loans. The average balance of the securities portfolio year-to-date is down only $321 thousand, but this portfolio has been impacted by a 116 basis point drop in yield from 5.78% during the first half of last year to 4.62% this year. With the decrease in average loans, as well as an increase in average deposits, our fed funds sold and interest bearing deposits have increased $14.0 million on average year-to-date at a yield of 1.19%. The interest rate environment and our reluctance to lock ourselves into longer-term investments in this low rate environment have impacted the increase in short-term investments. We do, however, and will continue to make higher yielding asset investments after careful consideration of the impact of such investments on long-term results. As indicated above, the recent steepening of the yield curve, with mid to long-term treasury rates rising approximately 100 basis points, has provided the opportunity for us to invest approximately $65.0 million in higher yielding bonds since the end of the quarter.

Total average funding liabilities have increased $9.3 million or 1.4% due to a $14.0 million or 2.6% increase in average deposits. While average public fund balances (primarily local municipal deposits) were down $4.8 million compared to the first half of 2002, all other deposits increased on average $18.8 million. Personal deposits on average were up $11.5 million, primarily due to increases in average insured money market and savings balances. The remainder of the average deposit increase is reflected primarily in non-personal insured money market balances. All other average funding liabilities were down $4.7 million, much of this decrease related to lower average securities sold under agreements to repurchase, reflecting a reduced level of securities leveraged with term repurchase agreements through the Federal Home Loan Bank. While average funding liabilities increased $9.3 million, interest expense year-to-date was $1.992 million lower than last year as the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), declined 65 basis points from 2.76% to 2.11%. The resulting net interest margin for the first six months of 2003 of 3.77% was 25 basis points lower than the margin for the first half of 2002.

Non-interest income was $722 thousand or 12.3% higher than a year ago. Net gains on securities transactions have increased $705 thousand resulting from gains realized on the sale of a corporate bond that had been classified as non-performing. Also having a significant impact on the increase in non-interest income was a $518 thousand increase in service charge revenue for reasons stated above. As was the case with the second quarter results, these increases were somewhat offset primarily by decreases in trust and investment services income (- $216 thousand), non-taxable gains on stock donations (- $171 thousand) and income from our equity investment in Cephas Capital Partners, L.P. (- $159 thousand).

Operating expenses year-to-date are $435 thousand or 3.4% lower than a year ago. This reduction in operating expenses has been impacted by a $289 thousand decrease in salaries and wages, and pension and other employee benefits. Approximately $114 thousand of this decrease is due to lower salaries, as the average number of full time equivalent employees (FTE's) has been reduced by nine as compared to average FTE's during the first six months of last year. While net periodic pension expense and post-retirement medical benefits have increased $168 thousand and $56 thousand, respectively, these increases have been partially offset by reductions in bonus and profit sharing accruals of $106 thousand and $253 thousand, respectively. The increase in the 2003 net periodic pension expense is based upon actuarial estimates of future benefit obligations related to the plan, and has resulted primarily from the impact of a declining stock market on asset values, compensation increases and the discount rate used in calculating future benefit obligations. Additionally, year-to-date credit card and merchant deposit services processing costs are down $332 thousand. The above significant expense reductions have been somewhat offset primarily by a $153 thousand increase in depreciation expense.

Income tax expense is down $344 thousand, primarily due to the reduced level of pre-tax income during the first half of 2003.

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
	Three Months Ended June 2003			Three Months Ended June 2002
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$421,136	$7,024	6.69%	$430,413	$ 7,765	7.24%
Taxable securities	203,031	2,275	4.49%	216,430	3,141	5.82%
Tax-exempt securities	25,554	260	4.08%	24,884	269	4.34%
Federal funds sold	37,548	112	1.20%	12,253	53	1.73%
Interest-bearing deposits	1,831	4	0.88%	473	3	2.54%
Total earning assets	689,100	9,675	5.63%	684,453	11,231	6.58%

Non-earning assets:
Cash and due from banks	23,353			23,314
Premises and equipment, net	17,081			16,243
Other assets	13,644			15,224
Allowance for loan losses	(6,465)			(5,427)
AFS valuation allowance	12,724			8,934
Total	$749,437			$742,741

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	41,189	43	0.42%	40,001	74	0.74%
Savings and insured money market deposits	180,675	482	1.07%	156,069	699	1.80%
Time deposits	221,078	1,701	3.09%	236,414	2,401	4.07%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	104,391	1,117	4.29%	113,755	1,269	4.47%
Total interest-bearing liabilities	547,333	3,343	2.45%	546,239	4,443	3.26%

Non-interest-bearing liabilities:
Demand deposits	113,316			108,825
Other liabilities	7,297			7,220
Total liabilities	667,946			662,284
Shareholders' equity	81,491			80,457
Total	$749,437			$742,741
Net interest income		$6,332			$6,788

Net interest rate spread			3.18%			3.32%

Net interest margin			3.69%			3.98%

	Six Months Ended June 2003			Six Months Ended June 2002
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$424,535	$14,220	6.75%	$428,217	$15,527	7.31%
Taxable securities	212,734	4,932	4.68%	213,408	6,296	5.95%
Tax-exempt securities	25,231	518	4.14%	24,878	538	4.36%
Federal funds sold	25,732	154	1.21%	11,433	97	1.71%
Interest-bearing deposits	1,301	6	0.93%	1,626	14	1.74%
Total earning assets	689,533	19,830	5.80%	679,562	22,472	6.67%

Non-earning assets:
Cash and due from banks	23,241			23,998
Premises and equipment, net	17,207			15,663
Other assets	14,070			15,345
Allowance for loan losses	(7,128)			(5,301)
AFS valuation allowance	12,629			9,217
Total	$749,552			$738,484

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	41,572	94	0.46%	40,884	150	0.74%
Savings and insured money market deposits	176,793	1,019	1.16%	153,143	1,367	1.80%
Time deposits	221,959	3,510	3.19%	234,621	4,843	4.16%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	108,902	2,300	4.26%	113,602	2,554	4.53%
Total interest-bearing liabilities	549,226	6,923	2.54%	542,250	8,914	3.32%

Non-interest-bearing liabilities:
Demand deposits	111,190			108,911
Other liabilities	8,294			7,019
Total liabilities	668,710			658,180
Shareholders' equity	80,842			80,304
Total	$749,552			$738,484
Net interest income		$12,907			$13,558

Net interest rate spread			3.26%			3.35%

Net interest margin			3.77%			4.02%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three-Months Ended June 2003 Compared to Three Months Ended June 2002
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(164)	(577)	(741)
Taxable securities	(185)	(681)	(866)
Tax-exempt securities	7	(16)	(9)
Federal funds sold	79	(20)	59
Interest-bearing deposits	4	(3)	1
Total earning assets	$(259)	(1,297)	(1,556)
Interest paid on:
Demand deposits	2	(33)	(31)
Savings and insured money market deposits	98	(315)	(217)
Time deposits	(148)	(552)	(700)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(101)	(51)	(152)
Total interest-bearing liabilities	$(149)	(951)	(1,100)
Net interest income	$(110)	(346)	(456)

	Six-Months Ended June 2003 Compared to Six Months Ended June 2002
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(133)	(1,174)	(1,307)
Taxable securities	(20)	(1,344)	(1,364)
Tax-exempt securities	8	(28)	(20)
Federal funds sold	93	(36)	57
Interest-bearing deposits	(2)	(6)	(8)
Total earning assets	$ (54)	(2,588)	(2,642)
Interest paid on:
Demand deposits	3	(59)	(56)
Savings and insured money market deposits	188	(536)	(348)
Time deposits	(250)	(1,083)	(1,333)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(103)	(151)	(254)
Total interest-bearing liabilities	$(162)	(1,829)	(1,991)
Net interest income	$ 108	(759)	(651)
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Corporation maintained a $74.804 million line of credit at June 30, 2003. This compares to $73.197 million at June 30, 2002.

During the first six months of 2003, cash and cash equivalents increased $47.6 million, as compared to an increase of $2.2 million during the first six months of last year. In addition to cash provided by operating activities, other primary sources of cash in 2003 included proceeds from maturities, sales and principal payments on securities ($87.1 million), an increase in deposits ($24.7 million), and a net decrease in loans (including proceeds from sales of student loans) of $12.5 million. During the first six months of 2002, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($66.6 million), an increase in deposits ($17.5 million), and an increase in securities sold under agreements to repurchase ($8.7 million).

Cash generated in both periods was used primarily to fund growth in earning assets as well as to reduce Federal Home Loan Bank advances. During the first six months of 2003, the purchase of securities totaled $59.3 million. Other significant uses of cash during the first six months of 2003 included the repayment of Federal Home Loan Bank advances, net of new advances ($15.8 million), a net decrease in securities sold under agreements to repurchase ($4.0 million), and the payment of cash dividends ($1.7 million). During the first six months of 2002, the purchase of securities and funding of loans, net of repayments, totaled $69.8 million and $11.3 million, respectively. Other significant uses of cash during the first half of 2002 included the repayment of Federal Home Loan Bank advances, net of new advances ($12.6 million), purchases of premises and equipment ($2.5 million), and the payment of cash dividends ($1.8 million).

As of June 30, 2003, the Corporation's consolidated leverage ratio was 9.45%. The Tier I and Total Risk Adjusted Capital ratios were 14.85% and 16.68%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared year-to-date total $0.46 per share, unchanged from the dividends declared during the first half of 2002.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant over a two-year period. During the two-year period this program was in place, a total of 248,018 shares were purchased at an average price of $28.08 per share. While the authorization for this share repurchase program expired on May 9, 2003, the Corporation may continue to evaluate future share repurchases as market conditions warrant, after careful consideration of its capital position. During the second quarter of 2003, 4,493 shares were purchased at an average price of $28.19 per share. Year-to-date purchases total 18,038 shares at an average price of $27.43 per share.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At June 30, 2003, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 17.09% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 6.59%. The risk to declining interest rates is slightly over the allowable tolerance of 15.0% established by ALCO. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when an immediate 200-basis point shock is modeled. Additionally, the Corporation's significant holdings of callable US agency securities, mortgage-backed securities and mortgage loans, results in less interest income in periods of declining interest rates, as the cash flow from called bonds and increased prepayments results in higher levels of repricing of assets at lower interest rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate 200-basis point decrease in interest rates across the yield curve is not possible given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 7.84% and positive impact of 6.50% respectively. Both are well within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At June 30, 2003, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 13.84% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 0.65%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies have not been employed during 2003.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth herein in Manangement's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk".

Item 4: Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Corporation's business, to which the Corporation or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.	Changes in Securities and Use of Proceeds
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
(d)	Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
a)	May 15, 2003-Annual Meeting
b)	The following directors were elected at the Annual Meeting of Shareholders on May 15, 2003:

1.	To elect five directors to serve until the 2006 Annual Meeting of Shareholders listed below:
		FOR	WITHELD	AGAINST
	William D. Eggers	3,349,829	5,373	0
	David J. Dalrymple	3,349,209	5,993	0
	John F. Potter	3,349,937	5,265	0
	William C. Ughetta	3,347,796	7,406	0
	Jan P. Updegraff	3,351,499	3,703	0

Directors serving after the meeting whose terms expire in 2005:
	Robert E. Agan	Charles M. Streeter, Jr.
	Stephen M. Lounsberry III	Nelson Mooers van den Blink
Thomas K. Meier

Directors serving after the meeting whose terms expire in 2004:
	Robert H. Dalrymple	Ralph H. Meyer
	Frederick Q. Falck	Richard W. Swan

c)	Matters voted upon (refer to b)
d)	Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
31.1	Additional Exhibit - 302 Certification of Chief Executive Officer
31.2	Additional Exhibit - 302 Certification of Chief Financial Officer
32.1	Additional Exhibit - 906 Certification of Chief Executive Officer
32.2	Additional Exhibit - 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K
Not Applicable

(THIS PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	August 8, 2003	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	August 8, 2003	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

(THIS PAGE INTENTIONALLY LEFT BLANK)

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING June 30, 2003

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK
EXHIBIT 31.1	Additional Exhibit - Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
EXHIBIT 31.2	Additional Exhibit - Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
EXHIBIT 32.1	Additional Exhibit - Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Additional Exhibit - Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.