Form 10-Q
period 2003-09-30
CHEMUNG FINANCIAL CORP
filed 2003-11-13
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2003

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

YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2003.

Common Stock, $.01 par value - outstanding 3,739,088 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX
PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

	Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk"	20

Item 4:	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1:	Legal Proceedings

Item 2:	Changes in Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Cash and due from banks	$ 29,059,243	28,836,759
Federal funds sold	4,300,000	-
Interest-bearing deposits with other financial institutions	245,297	226,881
Total cash and cash equivalents	33,604,540	29,063,640

Securities available for sale, at estimated fair value	283,348,543	257,153,717
Securities held to maturity, estimated fair value of $11,967,437 at September 30, 2003 and $8,185,055 at December 31, 2002	11,677,242	7,835,498
Loans, net of deferred origination fees and costs, and unearned income	399,096,742	432,294,450
Allowance for loan losses	(9,784,087)	(7,674,377)
Loans, net	389,312,655	424,620,073

Premises and equipment, net	17,290,564	17,496,416
Goodwill	1,516,666	1,516,666
Other intangible assets, net of accumulated amortization	2,253,744	2,552,034
Other assets	11,413,231	10,932,811

Total assets	$750,417,185	751,170,855

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$116,625,428	109,602,512
Interest-bearing	438,607,604	432,162,955
Total deposits	555,233,032	541,765,467
Securities sold under agreements to repurchase	84,025,764	78,661,100
Federal Home Loan Bank advances	25,000,000	40,750,000
Accrued interest payable	1,217,107	1,482,058
Dividends payable	860,019	868,831
Other liabilities	5,911,217	8,216,222

Total liabilities	672,247,139	671,743,678

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2003 and December 31, 2002
	43,001	43,001
Capital surplus	22,457,365	22,355,407
Retained earnings	63,075,142	61,247,551
Treasury stock, at cost (560,921 shares at September 30, 2003; 522,609 shares at December 31, 2002)	(12,978,302)	(11,826,290)
Accumulated other comprehensive income	5,572,840	7,607,508

Total shareholders' equity	78,170,046	79,427,177

Total liabilities and shareholders' equity	$750,417,185	751,170,855

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Nine Months Ended September 30		Three Months Ended September 30
INTEREST AND DIVIDEND INCOME
	2003	2002	2003	2002
Loans	$20,902,879	23,345,338	6,686,454	7,818,542
Securities	8,198,044	10,126,175	2,746,758	3,291,665
Federal funds sold	197,085	199,315	43,482	101,945
Interest-bearing deposits	8,609	18,270	3,066	4,556

Total interest and dividend income	29,306,617	33,689,098	9,479,760	11,216,708

INTEREST EXPENSE

Deposits	6,540,999	9,383,571	1,918,444	3,023,358
Borrowed funds	826,419	917,472	276,402	299,516
Securities sold under agreements to repurchase	2,563,369	2,901,880	813,074	965,377

Total interest expense	9,930,787	13,202,923	3,007,920	4,288,251

Net interest income	19,375,830	20,486,175	6,471,840	6,928,457
Provision for loan losses	4,350,000	2,050,000	2,150,000	1,350,000

Net interest income after provision for loan losses	15,025,830	18,436,175	4,321,840	5,578,457

Other operating income:
Trust & investment services income	3,245,401	3,466,197	1,075,855	1,081,079
Service charges on deposit accounts	2,945,838	1,998,108	1,128,864	699,299
Net gain (loss) on securities transactions	1,184,777	(458,565)	234,777	(703,944)
Credit card merchant earnings	894,177	1,027,255	338,972	352,999
Other	1,752,243	1,694,289	643,783	423,299
Total other operating income	10,022,436	7,727,284	3,422,251	1,852,732

Other operating expenses:
Salaries & wages	7,222,213	7,292,167	2,444,948	2,400,972
Pension and other employee benefits	2,091,491	2,148,730	715,121	596,829
Net occupancy expenses	1,586,388	1,580,177	527,248	523,445
Furniture and equipment expenses	1,754,633	1,502,012	616,884	501,327
Amortization of intangible assets	298,290	298,290	99,430	99,430
Other	6,086,957	6,684,424	2,091,420	2,403,474
Total other operating expenses	19,039,972	19,505,800	6,495,051	6,525,477

Income before income tax expense	6,008,294	6,657,659	1,249,040	905,712
Income tax expense	1,589,903	1,716,626	273,674	56,876

Net income	$ 4,418,391	4,941,033	975,366	848,836

Weighted average shares outstanding	3,824,916	3,956,316	3,812,037	3,860,639

Basic earnings per share (Note 2)	$1.16	$1.25	$0.26	$0.22

See accompanying notes to unaudited condensed consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)
Nine Months Ended September 30, 2002	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2001	$ 43,001	22,215,098	58,257,076	(6,515,591)	5,161,993	79,161,577

Comprehensive Income:
Net income	-	-	4,941,033	-	-	4,941,033
Other comprehensive income	-	-	-	-	1,611,485	1,611,485
Total comprehensive income						6,552,518
Restricted stock units for directors' deferred compensation plan	-	114,611	-	-	-	114,611
Cash dividends declared ($.69 per share)	-	-	(2,680,587)	-	-	(2,680,587)
Distribution of restricted stock units for directors' deferred compensation plan	-	(11,177)	-	21,931	-	10,754
Purchase of 186,762 shares of treasury stock	-	-	-	(5,303,951)	-	(5,303,951)

Balances at September 30, 2002	$ 43,001	22,318,531	60,517,523	(11,797,611)	6,773,478	77,854,922

Nine Months Ended September 30, 2003
Balances at December 31, 2002	$ 43,001	22,355,407	61,247,551	(11,826,290)	7,607,508	79,427,177
Comprehensive Income:
Net income	-	-	4,418,391	-	-	4,418,391
Other comprehensive loss	-	-	-	-	(2,034,668)	(2,034,668)
Total comprehensive income						2,383,723
Restricted stock units for directors' deferred compensation plan	-	119,183	-	-	-	119,183
Cash dividends declared ($.69 per share)	-	-	(2,590,800)	-	-	(2,590,800)
Distribution of restricted stock units for directors' deferred compensation plan	-	(17,225)	-	18,918	-	1,693
Purchase of 39,148 shares of treasury stock	-	-	-	(1,170,930)	-	(1,170,930)

Balances at September 30, 2003	$ 43,001	22,457,365	63,075,142	(12,978,302)	5,572,840	78,170,046

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Nine Months Ended
	September 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net income	$ 4,418,391	4,941,033
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of identifiable intangible assets	298,290	298,290
Provision for loan losses	4,350,000	2,050,000
Depreciation and amortization	1,649,895	1,421,110
Amortization of premiums and accretion of discounts on securities, net	1,275,407	403,073
Gain on the sale of mortgage loans held for sale	(227,187)	(1,450)
Proceeds from the sales of mortgage loans held for sale	14,860,992	243,450
Mortgage loans originated and held for sale	(14,553,055)	(242,000)
Net (gains) losses on securities transactions	(1,184,777)	458,565
(Increase) decrease in other assets	(382,097)	859,471
Decrease in accrued interest payable	(264,951)	(437,982)
Expense related to restricted stock units for directors' deferred compensation plan	119,183	114,611
(Decrease) increase in other liabilities	(937,468)	788,547

Net cash provided by operating activities	9,422,623	10,896,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	2,472,595	15,137,864
Proceeds from maturities of and principal collected on securities available for sale	119,167,759	95,970,142
Proceeds from maturities of and principal collected on securities held to maturity	1,159,356	3,399,304
Purchases of securities available for sale	(151,326,325)	(104,954,881)
Purchases of securities held to maturity	(5,001,097)	(1,708,349)
Purchases of premises and equipment	(1,444,043)	(3,428,460)
Net decrease (increase) in loans	24,329,963	(9,428,629)
Proceeds from sales of student loans	6,448,382	2,643,440

Net cash used in investing activities	(4,193,410)	(2,369,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	26,549,065	38,549,344
Net decrease in time deposits and individual retirement accounts	(13,081,500)	(5,081,715)
Net increase in securities sold under agreements to repurchase	5,364,664	7,311,183
Federal Home Loan Bank advances	-	10,000,000
Repayments of Federal Home Loan Bank advances	(15,750,000)	(22,600,000)
Purchase of treasury stock	(1,170,930)	(5,303,951)
Cash dividends paid	(2,599,612)	(2,723,287)

Net cash (used in) provided by financing activities	(688,313)	20,151,574

Net increase in cash and cash equivalents	4,540,900	28,678,723
Cash and cash equivalents at beginning of period	29,063,640	30,381,377

Cash and cash equivalents at end of period	$33,604,540	59,060,100

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,195,738	13,640,904
Income Taxes	$ 3,701,854	444,052
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 98,323	598,043
Adjustment of securities available for sale to fair value, net of tax	$(2,034,668)	1,611,485
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

The data in the condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated financial statements in the Corporation's 2002 Annual Report on Form 10-K. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2002 Annual Report on Form 10-K. Amounts in prior periods' condensed consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2003 and December 31, 2002, and results of operations and changes in shareholders' equity for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Basic Earnings Per Share

Basic earnings per share were computed by dividing net income by 3,824,916 and 3,956,316 weighted average shares outstanding for the nine-month periods ended September 30, 2003 and 2002, respectively, and 3,812,037 and 3,860,639 weighted average shares outstanding for the three-month periods ended September 30, 2003 and 2002, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. No dilutive common stock equivalents were outstanding during the nine-month periods ended September 30, 2003 and 2002.

3. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 will not currently impact the Corporation, as the Corporation did not have any stock-based employee compensation plans at September 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation had $4.0 million of standby letters of credit outstanding at September 30, 2003. The fair value of those standby letters of credit was not significant.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance, however FASB Staff Position, FIN 46-6, delayed implementation until the first interim period ending after December 31, 2003. FIN No. 46 is a complex new accounting rule with possible far reaching implications to financial reporting. Management believes that FIN No. 46 did not have any impact on the Corporation's consolidated financial position, results of operations or liquidity. However, as interpretations of FIN No. 46 and additional guidance is provided, management will continue to assess the impact, if any, on the Corporation's consolidated financial statements from such additional interpretations and guidance.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, the Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Statement has been generally effective for contracts entered into or modified after June 30, 2003 and has not had a material impact on the Corporation's financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for an issuer to classify and measure such instruments. The Statement requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) whereas many instruments were previously classified as equity. The disclosure requirements of Statement No. 150 are effective for interim periods beginning after June 15, 2003. Management has adopted the provisions of this Statement with no material impact on the Corporation's consolidated financial position, results of operations or liquidity.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At September 30, 2003	At December 31, 2002
Original core deposit intangible amount	$ 5,965,793	5,965,793
Less: Accumulated amortization	3,712,049	3,413,759

Carrying amount	$ 2,253,744	2,552,034

Amortization expense for the nine months ended September 30, 2003 and 2002 related to the CDI was $298,290 in each period. As of September 30, 2003, the remaining amortization period for this CDI was approximately 5.5 years. The estimated amortization expense is $397,719 for each of the years ended December 31, 2003 through 2007, with $563,439 in aggregate amortization expense in years subsequent to 2007.

5. Comprehensive Income (Loss)

Comprehensive income or loss of the Corporation represents net income plus other comprehensive income or loss, which consists of the net change in unrealized holding gains or losses on securities available for sale, net of the related tax effect. Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale as of the consolidated balance sheet dates, net of the related tax effect.

Comprehensive (loss) income for the three and nine month periods ended September 30, 2003 was ($1,271,626) and $2,383,723, respectively. Comprehensive income for the three and nine month periods ended September 30, 2002 was $1,540,500 and $6,552,518, respectively. The following summarizes the components of other comprehensive income:

Other Comprehensive Income	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Unrealized net holding (losses) gains on securities available for sale, net of tax (pre-tax amounts of $(3,445,800), $435,160, $(2,215,735), and $2,195,395 for the respective periods indicated)	$(2,103,661)	$ 264,229	$(1,311,362)	$1,333,044
Less: Reclassification adjustment for net (gains) losses (gains) realized in net income (pre-tax amounts of $(234,777), $703,944, $(1,184,777) and $458,565 for the respective periods indicated)	(143,331)	427,435	(723,306)	278,441
Total other comprehensive (loss) income	$(2,246,992)	$ 691,664	$(2,034,668)	$1,611,485

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three and nine month periods ended September 30, 2003, with comparisons to the comparable periods in 2002, as applicable. The unaudited condensed consolidated interim financial statements and related notes, as well as the 2002 Annual Report on Form 10-K, should be read in conjunction with this review. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at September 30, 2003 totaled $750.4 million, a decrease of $754 thousand or 0.1% since the beginning of the year. Total loans, net of unearned income and deferred fees and costs, decreased by $33.2 million or 7.7% from December 31, 2002 to September 30, 2003. Approximately $17.3 million of this decrease is in the commercial loan portfolio, including commercial mortgages. The volume of commercial loan activity has been impacted by weakness in the local economy. Also contributing to this decline is the charge-off of approximately $2.0 million in commercial loans during the first nine months of this year. The residential mortgage portfolio is down $11.1 million, impacted by the low interest rate environment. In this rate environment, we have not only experienced an increase in refinancing of mortgages, but have also been selling more mortgages in the secondary mortgage market as opposed to retaining the interest rate risk associated with these low rates. Through September of 2003, approximately $14.6 million in mortgages have been sold to Freddie Mac. The decrease in net loans was also impacted by a decrease in student loans of $3.1 million. During the second quarter of 2003, we sold our entire student loan portfolio to Sallie Mae due to the fact that Sallie Mae is no longer offering the option of the Corporation owning and servicing these loans until they enter repayment status. Therefore, we converted our student loan program to a new third party processor, which allows us to hold and service these loans as in the past. We expect the outstanding balances in this portfolio to build back up to the previous level of approximately $4.0-$4.5 million over the next 9-15 months. Excluding the decrease in the student loan portfolio, all other consumer loans decreased $1.7 million since year-end 2002 due primarily to decreases of $2.8 million and $274 thousand in installment loans and credit card balances, respectively. These declines have been somewhat offset by a $1.3 million increase in home equity loans.

The composition of the loan portfolio is summarized as follows:
	September, 2003	December 31, 2002
Residential mortgages	$ 89,844,162	$101,035,998
Commercial mortgages	44,220,878	44,966,502
Commercial, financial and agricultural	135,945,311	152,518,010
Consumer loans	129,389,779	134,204,609
Net deferred origination fees and costs, and unearned income	(303,388)	(430,669)
	$399,096,742	$432,294,450

The Available for Sale segment of the securities portfolio totaled $283.3 million at September 30, 2003, compared to $257.2 million at the end of 2002, an increase of $26.1 million. At amortized cost, the available for sale segment of the securities portfolio is up $29.5 million since year-end. This is reflective of an increased investment in primarily federal agency bonds and mortgage-backed securities during the third quarter of 2003. These investments followed a steepening of the yield curve in mid-June, and during the third quarter we purchased approximately $50.9 million and $36.4 million in federal agency bonds and mortgage-backed securities, respectively. The pre-tax valuation adjustment for net unrealized gains has decreased $3.4 million since the beginning of the year, reflective primarily of the impact on the bond portfolio of an increase in mid to long term rates since the beginning of the year. The Held to Maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $11.7 million at September 30, 2003, an increase of $3.8 million since year-end 2002.

Deposits at September 30, 2003 totaled $555.2 million, an increase of $13.5 million or 2.5% as compared to December 31, 2002. Approximately $12.0 million of this increase is in period-end public funds deposit balances (primarily local municipal deposits). Other period-end balances increased $1.5 million, primarily the result of higher savings and non-interest bearing demand deposit account balances, offset to some extent primarily by lower time deposit balances. The $15.8 million decrease in Federal Home Loan Bank advances reflects the repayment of overnight advances under our line of credit that were outstanding as of year-end 2002. Securities sold under agreements to repurchase are up $5.4 million, primarily due to a higher period-end balance of investments leveraged with term repurchase agreements through the Federal Home Loan Bank.

Other liabilities were down $2.3 million, primarily due to the payment of previously accrued federal and state income taxes during the first quarter of 2003.

Asset Quality

Non-performing loans at September 30, 2003 totaled $11.571 million as compared to $12.994 million at December 31, 2002, a decrease of $1.423 million. This decrease in non-performing loans is primarily the result of a $3.093 million reduction in troubled debt restructurings, as during the second quarter of 2003, a commercial mortgage was moved out of this non-performing loan category as the borrower had demonstrated a sufficient period of adequate cash flow to amortize this market rate loan in accordance with the restructured terms, and the properties securing this mortgage provide adequate collateral coverage. Non-accrual loans have increased $1.709 million since December 31, 2002. The increase in non-accrual loans is due primarily to the addition of five commercial relationships totaling $3.307 million to non-accrual status during the second and third quarters of 2003. This increase was somewhat offset by the charge-off of $1.9 million of a commercial relationship during the first quarter of this year. It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer, mortgage or home equity loan not guaranteed by a government agency which becomes 120 days delinquent, the loan is placed on non-accrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible. Loans may also be placed in non-accrual if management believes such classification is warranted for other reasons.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	September 30, 2003	December 31, 2002
Non-accrual loans	$ 11,054	9,345
Troubled debt restructurings	289	3,382
Accruing loans past due 90 days or more	228	267
Total non-performing loans	$ 11,571	12,994
Other real estate owned	347	406
Securities on non-accrual	-	1,288
Total non-performing assets	$ 11,918	14,688

At December 31, 2002, the Corporation's available for sale securities portfolio included an investment in a $2.5 million par value corporate bond which was downgraded by nationally recognized rating agencies in July of 2002 to below investment grade status. Management had determined that the resulting decline in the estimated fair value of the bond was other-than-temporary, and accordingly had written the bond down to its estimated fair value, and placed the bond in non-accrual status. The write-down of the bond to 51.5% of par value resulted in a charge to earnings during the third quarter of 2002 of $1.006 million. During the first quarter of 2003, $1.0 million of this bond was sold at 85% of par, and $500 thousand was sold at 92.5% of par, resulting in first quarter gains of $540 thousand. The remaining $1.0 million was sold early in the second quarter of 2003 at 92.5% of par, resulting in an additional second quarter gain on the sale of $410 thousand.

In addition to non-performing loans, as of September 30, 2003, the Corporation, through its loan review function, has identified 22 commercial loan relationships totaling $17.004 million as potential problem loans, as compared to $8.131 million (19 relationships) at December 31, 2002. This increase is due primarily to the addition of two commercial relationships totaling $10.834 million. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Given the level of non-performing and classified relationships at September 30, 2003, as well as the continued weakness in the economy that the Corporation sees in its primary market areas, the Corporation increased its provision for loan losses during the third quarter of 2003 to $2.15 million as compared to $1.35 million during the third quarter of 2002. Year to date, the provision has increased $2.3 million, from $2.05 million to $4.35 million. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. At September 30, 2003, the Corporation's allowance for loan losses totaled $9.784 million, resulting in a coverage ratio of allowance to non-performing loans of 84.56%. An internal review of non-performing loans and associated collateral coverage indicates that the current coverage ratio is adequate. Net loan charge-offs for the first nine months of 2003 totaled $2.24 million as compared to $554 thousand during the first nine months of 2002. This increase was due primarily to the above noted charge-off of $1.9 million on a commercial relationship, offset to some extent primarily by lower net residential mortgage and consumer loan charge-offs. The allowance for loan losses to total loans at September 30, 2003 was 2.45% as compared to 1.78% as of December 31, 2002.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Nine Months Ended September 30
	2003	2002
Balance at beginning of period	$7,674	5,077
Charge-offs:
Commercial, financial and agricultural	(2,021)	(85)
Commercial mortgages	-	(8)
Residential mortgages	(8)	(94)
Consumer loans	(430)	(515)
Total	(2,459)	(702)
Recoveries:
Commercial, financial and agricultural	73	39
Commercial mortgages	-	2
Residential mortgages	2	1
Consumer loans	144	106
Total	219	148
Net charge-offs	(2,240)	(554)
Provision charged to operations	4,350	2,050
Balance at end of period	$9,784	6,573

At September 30, 2003, no loan concentrations to borrowers engaged in the same or similar industries exceeded 10% of total loans.

Results of Operations

Third Quarter of 2003 vs. 2002

Net income for the third quarter of 2003 totaled $975 thousand, an increase of $126 thousand or 14.8% as compared to third quarter 2002 net income of $849 thousand. Earnings per share increased 18.2% from $0.22 to $0.26 per share on 48,602 fewer average shares outstanding. Despite an $800 thousand increase in the provision for loan loss expense and a $456 thousand decrease in net interest income, the Corporation realized an increase in third quarter 2003 net income due primarily to a $1.569 million increase in non-interest income.

As noted above, net interest income for the third quarter of 2003 was down $456 thousand or 6.6% from $6.928 million in the third quarter of 2002 to $6.472 million in the third quarter of 2003. This decrease was impacted primarily by a lower interest rate environment as well as a lower volume of average loans. Average earning assets were down $4.9 million or 0.7% as compared to the third quarter of 2002, with total interest and dividend income decreasing $1.737 million or 15.5% as the average yield declined 96 basis points from 6.40% to 5.44%. Average loans for the quarter were down $23.3 million or 5.4% as compared to the third quarter of 2002, with the yield declining 69 basis points to 6.52%. The decrease in average loans was due to decreases in average mortgages (- $10.5 million), consumer loans (- $7.0 million) and commercial loans (- $5.8 million). The decrease in average mortgages is due primarily to the fact that in the current rate environment, many of our originated mortgages have been sold in the secondary mortgage market as opposed to retaining the interest rate risk inherent in this environment. Mortgages sold during the first nine months of this year totaled $14.6 million. Decreases in consumer loans are primarily the result of the previously mentioned sale of our student loan portfolio, with the average of that portfolio declining $4.0 million, as well as lower average installment loans (- $4.8 million), impacted by an extremely competitive rate environment for indirect auto financing. These decreases have been somewhat offset by a $2.0 million increase in our average home equity portfolio. The decrease in average commercial loans is representative of the impact of a weak economy on commercial loan volume. While our securities portfolio on average has increased $23.2 million or 9.6% as compared to the third quarter 2002 average, the yield on the portfolio has declined 130 basis points to 4.13%. This increase in average securities is due in large part to the increased securities purchases during the third quarter of this year following a steepening of the yield curve in mid-June. With the increased investment in the securities portfolio, average fed funds sold and interest bearing deposits have decreased $4.7 million. The average yield on these assets has decreased 79 basis points to 0.93%.

Total average funding liabilities have decreased $6.7 million or 1.0% when compared to the third quarter of 2002. Average deposits, when compared to the third quarter of last year, are up $2.5 million or 0.4%. Average personal account balances increased $1.5 million, reflected primarily in higher average demand deposit and savings balances, offset to some extent by lower personal time deposit averages. All other average deposit balances are up $1.0 million, as an average increase in business and other non-personal account averages of $6.3 million was somewhat offset by a $5.3 million decrease in public fund average deposits (primarily local municipal deposits). All other funding liabilities on average were down $9.1 million due to a $9.2 million decrease in term repurchase agreements through the Federal Home Loan Bank. Interest expense was down $1.280 million or 29.9% as the cost of funds, including the effect of non-interest bearing funding sources (such as demand deposits) declined 74 basis points from 2.55% to 1.81%. The above yields and costs resulted in a net interest margin during the third quarter of 2003 of 3.72% as compared to 3.95% during the third quarter of 2002.

Non-interest income increased $1.569 million or 84.7% from $1.853 million in the third quarter of 2002 to $3.422 million in the third quarter of this year. Approximately $939 thousand of this increase is reflected in net gains on securities transactions. As previously mentioned, this increase reflects the fact that during the third quarter of last year the corporation realized a $1.006 million pre-tax charge to earnings related to the write-down of a corporate bond which at the time was considered to be other-than-temporarily impaired. The other major factor influencing the increase in non-interest income was a $430 thousand increase in service charges, reflective of fee changes instituted during the fourth quarter of 2002, as well as the introduction of a courtesy pay program in the second quarter of this year.

Operating expenses were $30 thousand or 0.5% lower than the comparable period last year. The decrease in operating expenses is due primarily to the fact that during the third quarter of 2002, the Corporation incurred a $327 thousand prepayment penalty related to a refinance of a term advance from the Federal Home Loan Bank of New York. With interest rates at historically low levels, management had determined it advantageous to payoff an existing advance carrying a rate of 4.90% at the time, and refinance for a five-year term at a rate of 3.72%. The resulting decrease in third quarter 2003 operating expenses associated with this transaction was somewhat offset primarily by increases in salaries and benefits (+ $162 thousand) and depreciation expense (+ $76 thousand). The $162 thousand increase in salaries and benefits includes the impact of a charge of approximately $321 thousand related to severance costs associated with a severance agreement with a former employee. Excluding this charge, all other salaries and benefits expense would have been down $159 thousand. The increase in depreciation expense is reflective of the continuing investment in property and equipment.

The $217 thousand increase in income tax expense is due in part to higher pre-tax earnings as well as the fact that during the third quarter of 2002, the Corporation realized approximately $58 thousand in New York State Empire Zone real property and tax reduction credits.

Year-to-Date 2003 vs. 2002

Net income for the nine month period ended September 30, 2003 totaled $4.418 million, a 10.6% decrease as compared to September 30, 2002 results. Earnings per share declined 7.2% from $1.25 to $1.16 per share on 131,400 fewer average shares outstanding. As was the case with third quarter results, the year-to-date results have been negatively impacted primarily by a $2.3 million increase in the provision for loan losses as well as a decrease in net interest income of $1.110 million. These decreases have been somewhat offset by a $2.295 million increase in non-interest income as well as a $466 thousand decrease in operating expenses.

Net interest income for the first nine months of 2003 totaled $19.376 million, a decrease of $1.110 million or 5.4% compared to the first nine months of last year. As was the case with our quarterly results, this decrease has been impacted primarily by reduced interest rates, as well as lower average loans. While average earning assets are up $5.0 million or 0.7%, total interest and dividend income has decreased $4.382 million or 13.0%, as the yield has declined 90 basis points to 5.68%. Average loans have decreased $10.3 million when compared to the first nine months of 2002, with the yield dropping 60 basis points to 6.68%. For reasons noted in the review of third quarter results, the decrease in average loans is due primarily to lower average mortgages (- $7.4 million) and consumer loans (- $4.1 million). These average decreases have been somewhat offset by a $1.2 million increase in average year-to-date commercial loans. The average balance of the securities portfolio year-to-date has increased $7.6 million, but this portfolio has been impacted by a 122 basis point drop in yield from 5.66% during the first nine months of last year to 4.44% this year. With the decrease in average loans, as well as an increase in average deposits exceeding the average growth in the securities portfolio, our fed funds sold and interest bearing deposits have increased $7.7 million on average year-to-date at a yield of 1.12%. It should be noted that during the third quarter of 2003, the Federal Home Loan Bank of New York notified its shareholders that it would not be paying a dividend in the fourth quarter. The Corporation's share of the most recent quarterly dividend declared by the Federal Home Loan Bank of New York totaled $64 thousand. Future earnings will be reduced to the extent the Federal Home Loan Bank of New York continues the dividend suspension or reduces the dividend from rates previously paid.

Total average funding liabilities have increased $3.9 million or 0.6% compared to the first nine months of 2002 due to a $10.1 million or 1.9% increase in average deposits. While average public fund balances (primarily local municipal deposits) were down $5.0 million, primarily reflected in lower average time deposits, all other deposits increased on average $15.1 million. Personal deposits on average were up $8.1 million, primarily due to increases in average demand deposit, savings and insured money market balances, offset to some extent by lower average personal time deposits. The remainder of the average deposit increase is reflected primarily in non-personal demand deposit and insured money market balances. All other average funding liabilities were down $6.2 million, due primarily to lower average securities sold under agreements to repurchase, reflecting a reduced level of securities leveraged with term repurchase agreements through the Federal Home Loan Bank. While average funding liabilities increased $3.9 million, interest expense year-to-date was $3.272 million lower than last year as the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), declined 68 basis points from 2.69% to 2.01%. The resulting net interest margin for the first nine months of 2003 of 3.75% was 25 basis points lower than the margin for the first nine months of 2002.

Non-interest income was $2.295 million or 29.7% higher than a year ago. Net gains on securities transactions have increased $1.643 million. As noted above, this increase has been impacted by the $1.006 million write-down of a corporate bond during the third quarter of last year. This bond has since been sold, with $950 thousand in gains recognized during the first half of 2003. Also having a significant impact on the increase in non-interest income was a $948 thousand increase in service charge revenue for reasons stated above as well as a $226 thousand increase in gains on the sale of mortgages. These increases were somewhat offset primarily by decreases in trust and investment services income (- $221 thousand), non-taxable gains on stock donations (- $164 thousand) and credit card merchant earnings (- $133 thousand). The decrease in trust and investment services income is primarily a function of the lower market value of assets during the first half of 2003. The decrease in non-taxable gains on stock donations reflects the fact that the Corporation made accelerated payments during 2002 on certain planned capital campaign contributions to non-profit organizations. Credit card merchant earnings have been impacted by a lower volume of merchant deposit activity.

Operating expenses year-to-date are $466 thousand or 2.4% lower than a year ago. Despite the charges totaling $321 thousand related to severance costs associated with a severance agreement with a former employee, salaries and wages, and pension and other employee benefits are down $127 thousand. Excluding these charges, salaries and wages are down $332 thousand due primarily to a reduction in the number of employees, with the average number of full time equivalent employees (FTE's) down by nineteen as compared to last year. Also, when excluding the above, while net periodic pension expense and post-retirement medical benefits have increased $308 thousand and $84 thousand, respectively, these increases have been offset primarily by reductions in profit sharing and health insurance expenses of $350 thousand and $127 thousand, respectively. The increase in the 2003 net periodic pension expense is based upon actuarial estimates of future benefit obligations related to the plan, and has resulted primarily from the impact of a declining stock market on asset values, compensation increases and the discount rate used in calculating future benefit obligations. Also, as noted above, the decrease in year-to-date operating expenses has been impacted by the $327 thousand prepayment penalty incurred during the third quarter of last year related to the refinancing of a term advance from the Federal Home Loan Bank of New York. Additionally, year-to-date credit card and merchant deposit services processing costs have decreased $285 thousand related to a decline in credit card merchant deposit volume. The above significant expense reductions have been somewhat offset primarily by a $229 thousand increase in depreciation expense.

Income tax expense is down $127 thousand, primarily due to the reduced level of pre-tax income during the first nine months of 2003.

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
	Three Months Ended September 2003			Three Months Ended September 2002
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$407,118	$6,686	6.52%	$430,426	$ 7,819	7.21%
Taxable securities	237,370	2,502	4.18%	217,772	3,040	5.54%
Tax-exempt securities	26,270	245	3.70%	22,708	251	4.39%
Federal funds sold	18,403	44	0.95%	23,595	102	1.72%
Interest-bearing deposits	1,581	3	0.75%	1,104	5	1.80%
Total earning assets	690,742	9,480	5.44%	695,605	11,217	6.40%

Non-earning assets:
Cash and due from banks	24,041			23,629
Premises and equipment, net	17,175			16,557
Other assets	13,435			15,495
Allowance for loan losses	(8,553)			(5,687)
AFS valuation allowance	10,199			10,286
Total	$747,039			$755,885

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	46,529	46	0.39%	41,523	78	0.75%
Savings and insured money market deposits	180,368	348	0.77%	169,330	698	1.64%
Time deposits	212,160	1,524	2.85%	234,136	2,247	3.81%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	103,985	1,090	4.16%	113,127	1,265	4.44%
Total interest-bearing liabilities	543,042	3,008	2.20%	558,116	4,288	3.05%

Non-interest-bearing liabilities:
Demand deposits	117,935			109,526
Other liabilities	6,988			9,227
Total liabilities	667,965			676,869
Shareholders' equity	79,074			79,016
Total	$747,039			$755,885
Net interest income		$6,472			$6,929

Net interest rate spread			3.24%			3.35%

Net interest margin			3.72%			3.95%

	Nine Months Ended September 2003			Nine Months Ended September 2002
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$418,665	$20,903	6.68%	$428,961	$23,345	7.28%
Taxable securities	221,037	7,435	4.50%	214,879	9,336	5.81%
Tax-exempt securities	25,581	763	3.99%	24,147	790	4.37%
Federal funds sold	23,262	197	1.13%	15,531	200	1.72%
Interest-bearing deposits	1,395	9	0.86%	1,450	18	1.66%
Total earning assets	689,940	29,307	5.68%	684,968	33,689	6.58%

Non-earning assets:
Cash and due from banks	23,511			23,874
Premises and equipment, net	17,196			15,964
Other assets	13,762			15,395
Allowance for loan losses	(7,609)			(5,431)
AFS valuation allowance	11,811			9,577
Total	$748,611			$744,347

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	43,243	140	0.43%	41,099	228	0.74%
Savings and insured money market deposits	177,998	1,367	1.03%	158,598	2,066	1.74%
Time deposits	218,657	5,034	3.08%	234,458	7,090	4.04%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	107,245	3,390	4.23%	113,442	3,819	4.50%
Total interest-bearing liabilities	547,143	9,931	2.43%	547,597	13,203	3.22%

Non-interest-bearing liabilities:
Demand deposits	113,463			109,118
Other liabilities	7,759			7,762
Total liabilities	668,365			664,477
Shareholders' equity	80,246			79,870
Total	$748,611			$744,347
Net interest income		$19,376			$20,486

Net interest rate spread			3.25%			3.36%

Net interest margin			3.75%			4.00%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three-Months Ended September 2003 Compared to Three Months Ended September 2002
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(409)	(724)	(1,133)
Taxable securities	256	(794)	(538)
Tax-exempt securities	36	(42)	(6)
Federal funds sold	(19)	(39)	(58)
Interest-bearing deposits	2	(4)	(2)
Total earning assets	$(134)	(1,603)	(1,737)
Interest paid on:
Demand deposits	8	(40)	(32)
Savings and insured money market deposits	43	(393)	(350)
Time deposits	(197)	(526)	(723)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(99)	(76)	(175)
Total interest-bearing liabilities	$(245)	(1,035)	(1,280)
Net interest income	$ 111	(568)	(457)

	Nine-Months Ended September 2003 Compared to Nine Months Ended September 2002
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(550)	(1,892)	(2,442)
Taxable securities	261	(2,162)	(1,901)
Tax-exempt securities	45	(72)	(27)
Federal funds sold	79	(82)	(3)
Interest-bearing deposits	(1)	(8)	(9)
Total earning assets	$(166)	(4,216)	(4,382)
Interest paid on:
Demand deposits	11	(99)	(88)
Savings and insured money market deposits	229	(928)	(699)
Time deposits	(453)	(1,603)	(2,056)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(203)	(226)	(429)
Total interest-bearing liabilities	$(416)	(2,856)	(3,272)
Net interest income	$ 250	(1,360)	(1,110)
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. The Corporation maintained a $74.957 million line of credit at September 30, 2003. This compares to $74.804 million at September 30, 2002.

During the first nine months of 2003, cash and cash equivalents increased $4.5 million, as compared to an increase of $28.7 million during the first nine months of last year. In addition to cash provided by operating activities, other primary sources of cash in 2003 included proceeds from maturities, sales and principal payments on securities ($122.8 million), a net decrease in loans (including proceeds from sales of student loans) of $30.8 million, an increase in deposits ($13.5 million) and an increase in securities sold under agreements to repurchase ($5.4 million). During the first nine months of 2002, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($114.5 million), an increase in deposits ($33.5 million), and an increase in securities sold under agreements to repurchase ($7.3 million).

Cash generated in both periods was used primarily to fund growth in earning assets as well as to reduce Federal Home Loan Bank advances. During the first nine months of 2003, the purchase of securities totaled $156.3 million. Other significant uses of cash during the first nine months of 2003 included the repayment of Federal Home Loan Bank advances ($15.8 million), the payment of cash dividends ($2.6 million), purchases of premises and equipment ($1.4 million), and the purchase of treasury shares ($1.2 million). During the first nine months of 2002, the purchase of securities and funding of loans, net of repayments, totaled $106.7 million and $9.4 million, respectively. Other significant uses of cash during the first nine months of 2002 included the repayment of Federal Home Loan Bank advances, net of new advances ($12.6 million), the purchase of treasury shares ($5.3 million), purchases of premises and equipment ($3.4 million), and the payment of cash dividends ($2.7 million).

As of September 30, 2003, the Corporation's consolidated leverage ratio was 9.39%. The Tier I and Total Risk Adjusted Capital ratios were 15.24% and 17.08%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared year-to-date total $0.69 per share, unchanged from the dividends declared during the first nine months of 2002.

On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant over a two-year period. During the two-year period this program was in place, a total of 248,018 shares were purchased at an average price of $28.08 per share. While the authorization for this share repurchase program expired on May 9, 2003, the Corporation may continue to evaluate future share repurchases as market conditions warrant, after careful consideration of its capital position. During the third quarter of 2003, 21,110 shares were purchased at an average price of $32.03 per share. Year-to-date purchases total 39,148 shares at an average price of $29.91 per share.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At September 30, 2003, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 17.79% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 0.05%. The risk to declining interest rates continues to be slightly over the allowable tolerance of 15.0% established by ALCO. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when an immediate 200-basis point shock is modeled. Additionally, the Corporation's significant holdings of callable US agency securities, mortgage-backed securities and mortgage loans, result in less interest income in periods of declining interest rates, as the cash flow from called bonds and increased prepayments results in higher levels of repricing of assets at lower interest rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate 200-basis point decrease in interest rates across the yield curve is not likely given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 7.60% and a negative impact of 1.38% respectively. Both are well within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At September 30, 2003, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 9.06% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 8.81%. Both are within the established tolerance limit of 15.0%.

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

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Corporation's business, to which the Corporation or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.	Changes in Securities and Use of Proceeds
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
(d)	Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
a)	Not applicable
b)	Not applicable
c)	Not applicable
d)	Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
31.1	302 Certification of Chief Executive Officer
31.2	302 Certification of Chief Financial Officer
32.1	906 Certification of Chief Executive Officer
32.2	906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K
Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	November 12, 2003	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	November 12, 2003	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

(THIS PAGE INTENTIONALLY LEFT BLANK)

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING September 30, 2003

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK
EXHIBIT 31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
EXHIBIT 31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
EXHIBIT 32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.