Form 10-K
period 2003-12-31
CHEMUNG FINANCIAL CORP
filed 2004-03-12
CIK 763563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2).

YES	[X]	NO	[ ]

Based upon the closing price of the registrant's Common Stock as of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $62,673,327.

As of February 29, 2004 there were 3,725,692 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Shareholders meeting to be held on May 20, 2004 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

PART I

ITEM 1. BUSINESS
General Development of Business

Chemung Financial Corporation (the "Corporation") was incorporated on January 2, 1985, under the laws of the State of New York. The Corporation was organized for the purpose of acquiring Chemung Canal Trust Company (the "Bank"). The Bank was established in 1833 under the name Chemung Canal Bank, and was subsequently granted a New York State bank charter in 1895. In 1902, the Bank was reorganized as a New York State trust company under the name Elmira Trust Company, and its name was changed to Chemung Canal Trust Company in 1903.

Chemung Financial Corporation has been a financial holding company since June 22, 2000. This provides the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services. The Corporation believes that this allows us to better serve the needs of our clients as well as provide an additional source of fee based income. To that end, the Corporation established a financial services subsidiary, CFS Group, Inc., which commenced operations during September 2001. As such, Chemung Financial Corporation now operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company, a full-service community bank with full trust powers, and CFS Group, Inc., a subsidiary offering non-traditional financial services such as mutual funds, annuities, brokerage services and insurance.

Chemung Financial Corporation's Annual Report on Form 10-K, quarter end reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and filed with the Securities and Exchange Commission ("SEC") are available without charge through the Internet, at our website: www.chemungcanal.com. A hyperlink to the SEC archives for the Corporation, is located within the Shareholder Info section of our website, under Company Information. These same reports are also available free of charge by written request to: Jane H. Adamy, Vice President and Secretary, Chemung Canal Trust Company, One Chemung Canal Plaza, Elmira, NY 14901.

Description of Business

Business

The Bank is a New York State chartered, independent commercial bank, which engages in full-service commercial and consumer banking and trust business. The Bank's services include accepting time, demand and savings deposits including NOW accounts, Super NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or participating with regional industrial development and community lending corporations, making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection, small business loans and student loans. Additional services include renting safe deposit facilities, selling uninsured annuity and mutual fund investment products, and the use of networked automated teller facilities.

Trust services provided by the Bank include services as executor, trustee under wills and agreements, guardian and custodian and trustee and agent for pension, profit-sharing and other employee benefit trusts as well as various investment, pension, estate planning and employee benefit administrative services.

CFS Group, Inc. commenced operations in September 2001 and offers an array of financial services including mutual funds, full and discount brokerage services, annuity and other insurance products.

For additional information, which focuses on the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2003.

Market Area and Competition

Six of the Bank's 13 full-service branches, in addition to the main office, are located in Chemung County. The other seven 7 full-service branches are located in the adjacent counties of Schuyler, Steuben, and Tioga. All facilities are located in New York State. The Corporation defines its market areas as those areas within a 25-mile radius of its branches in Chemung, Steuben, Schuyler, and Tioga counties, including the northern tier of Pennsylvania. The Corporation's lending policy restricts substantially all lending efforts to these geographical regions.

Within these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from commercial and thrift banking institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and Internet vendors. The Corporation also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Unlike the Corporation, many of these competitors are not subject to regulation as extensive as that of the Corporation and, as a result, they may have a competitive advantage over the Corporation in certain respects. This is particularly true of credit unions, as their pricing structure is not encumbered by income taxes.

Competition for the Corporation's fiduciary services comes primarily from brokerage firms and independent investment advisors. This is considered to be significant competition, as these firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration totaled $1.3 billion at year-end 2003. Relative to the Corporation's consolidated assets, the Trust and Investment Division is unusually large and is responsible for the largest component of non-interest revenue.

Supervision and Regulation

The Corporation, as a financial holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Generally, as a financial holding company, the Corporation may engage in the activities of a bank holding company, which include banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the Federal Reserve Board has determined to be closely related to banking and a proper incident thereto. The Corporation may also engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Bank is chartered under the laws of New York State and is supervised by the New York State Banking Department ("NYSBD"). The Bank also is a member bank of the Federal Reserve System and, as such, the Federal Reserve Board serves as its primary federal regulator.

CFS Group, Inc. is subject to supervision by other regulatory authorities as determined by the activities in which it is engaged. Insurance activities are supervised by the New York State Insurance Department, and brokerage activities are subject to supervision by the SEC and the National Association of Securities Dealers, Inc. ("NASD").

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2003, the Corporation's leverage ratio was 9.62%, its ratio of Tier 1 capital to risk-weighted assets was 15.70% and its ratio of qualifying total capital to risk-weighted assets was 17.61%. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve Board has not advised the Corporation that any special capital requirements applicable would apply.

Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy, and the company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation. As of December 31, 2003, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 9.18%, its ratio of Tier 1 capital to risk-weighted assets was 15.02%, and its ratio of qualifying total capital to risk-weighted assets was 16.92%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation. Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend, without prior approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2003, approximately $4.3 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2003. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the Federal Deposit Insurance Corporation ("FDIC") and are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") of the FDIC. In light of the prevailing favorable financial situation of federal deposit insurance funds and the low number of depository institution failures, since January 1, 1997, banks classified in the highest capital and supervisory evaluation categories have not been required to pay any annual insurance premiums on bank deposits insured by the BIF. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. Recent increases in the amount of deposits subject to BIF and FDIC insurance protection, increases in the number of bank failures, and lower interest rate returns on the assets held in the BIF have increased the likelihood that the annual insurance premiums on bank deposits insured by the BIF will increase in the second half of 2004 or thereafter. The FDIC also possesses authority to impose special assessments from time to time.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2003, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.017 per $100 of deposits for the first quarter of 2003 to $0.0152 per $100 of deposits for the fourth quarter of 2003. The Bank paid $87,690 of FICO assessments in 2003. For the first quarter of 2004, the FICO assessment rate is $0.0154 per $100 of deposits.

Transactions between the Bank, and either the Corporation or CFS Group, Inc., are governed by sections 23A and 23B of the Federal Reserve Act. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

On October 31, 2002, the Federal Reserve Board adopted a new regulation, Regulation W, effective April 1, 2003, that implements sections 23A and 23B of the Federal Reserve Act. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act ("GLB Act").

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

Employees

As of December 31, 2003, the Corporation and its subsidiaries employed 286 persons on a full-time equivalent basis as compared to 311 at December 31, 2002 and 315 at December 31, 2001. The reduction in FTE's during 2003 reflects management's efforts to reduce operating costs and gain greater efficiency of operations. This reduction was accomplished primarily through attrition, and the Corporation expects further reductions in staffing levels during 2004. None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

Financial Information About Foreign and Domestic Operations and Export Sales

Neither the Corporation nor its subsidiaries relies on foreign sources of funds or income.

Statistical Disclosure by Bank Holding Companies

The following disclosures present certain summarized statistical data covering the Corporation and its subsidiaries. See also Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, of this report for other required statistical data.

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):
	December 31,
	2003	2002	2001
Obligations of U.S. Government agencies	$118,505	71,840	100,129
Mortgage-backed securities	120,999	140,009	92,993
Obligations of states and political subdivisions	30,697	25,769	24,654
Corporate bonds and notes	13,158	14,785	15,022
Corporate stocks	12,646	12,586	13,455
Total	$296,005	264,989	246,253

Included in the above table are $282,920, $257,154 and $239,137 (in thousands of dollars) of securities available for sale at December 31, 2003, 2002 and 2001, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2003 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (in thousands of dollars):
	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government agencies	$ -	-	$ 48,657	4.21%
Mortgage-backed securities	15,077	5.17%	64,002	4.06%
Obligations of states and political subdivisions	7,893	1.93%	13,218	3.89%
Corporate bonds and notes	-	-	2,784	6.40%
Total	$ 22,970	4.03%	$128,661	4.15%

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government agencies	$ 59,659	4.34%	$10,189	5.88%
Mortgage-backed securities	41,920	3.99%	-	-
Obligations of states and political subdivisions	7,495	4.14%	2,091	4.30%
Corporate bonds and notes	2,481	4.50%	7,893	6.35%
Total	$111,555	4.20%	$ 20,173	5.89%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years, excluding net deferred fees and costs (in thousands of dollars):

	December 31,
	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$175,501	197,485	188,332	158,448	135,305
Residential mortgages	87,503	101,036	101,169	92,627	90,318
Consumer loans	127,531	134,204	134,627	143,743	134,616
Total	$390,535	432,725	424,128	394,818	360,239

The following table shows the maturity of loans (excluding residential mortgages and consumer loans) outstanding as of December 31, 2003. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates (in thousands of dollars)
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$45,000	$39,704	$90,797	$175,501

Loans maturing after one year with:
Fixed interest rates		$16,691	$ 9,828	$ 26,519
Variable interest rates		$23,013	$80,969	103,982
Total		$39,704	$90,797	$130,501

Loan Concentrations

At December 31, 2003, the Corporation had no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans. The unallocated portion of the allowance represents risk elements in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated allowance include historical loan loss history, current economic conditions, and loan growth. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2003:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans
Balance at end of period applicable to:	2003	%	2002	%	2001	%	2000	%	1999	%

Commercial, financial and agricultural	$ 3,198	33.7	4,743	35.2	2,360	33.0	1,697	29.2	1,227	25.4
Commercial mortgages	4,579	11.2	879	10.4	691	11.4	522	11.0	334	12.2
Residential mortgages	322	22.4	295	23.4	368	23.8	152	23.4	185	25.0
Consumer loans	951	32.7	1,077	31.0	1,290	31.8	1,536	36.4	1,416	37.4
	9,050	100.0	6,994	100.0	4,709	100.0	3,907	100.0	3,162	100.0
Unallocated	798	N/A	680	N/A	368	N/A	801	N/A	1,503	N/A
Total	$9,848	100.0	7,674	100.0	5,077	100.0	4,708	100.0	4,665	100.0

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

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$115,458	- %	109,536	- %	105,585	- %
Interest-bearing demand deposits	43,634	0.42	41,501	0.71	40,553	1.07
Savings and insured money market deposits	179,626	0.96	162,737	1.65	149,301	2.55
Time deposits	214,497	3.00	231,882	3.93	238,222	5.27
	$553,215		545,656		533,661

Scheduled maturities of time deposits at December 31, 2003 are summarized as follows (in thousands of dollars):
2004	$127,511
2005	31,931
2006	12,548
2007	24,907
2008	4,675
2009 and thereafter	19
$201,591

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2003 are summarized as follows (in thousands of dollars):
3 months or less	$15,440
Over 3 through 6 months	2,363
Over 6 through 12 months	3,807
Over 12 months	21,333
$42,943

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2003	2002	2001
Return on average assets	0.93%	0.88%	1.18%
Return on average equity	8.71	8.22	10.87
Return on beginning equity	8.75	8.26	11.43
Dividend payout ratio	49.62	54.27	42.20
Average equity to average assets ratio	10.67	10.66	10.87
Year-end equity to year-end assets ratio	10.71	10.57	10.92

Short-Term Borrowings

For each of the three years in the period ended December 31, 2003, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is included in notes 8 and 9 to the consolidated financial statements appearing elsewhere in this report.

ITEM 2. PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, NY, 13 branch locations situated in a four-county area, owned office space adjacent to the Bank's main office in Elmira, NY, and ten off-site automated teller facilities (ATMs), three of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 60,000 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 59,255 square feet entirely occupied by the Bank. The combined square footage of the 13 branch banking facilities totals approximately 65,000 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased. The leased automated teller facility spaces total approximately 150 square feet.

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

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiaries are a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation's stock is traded in the over-the-counter market under the symbol CHMG.OB.

Below are the quarterly market price ranges for the Corporation's stock for the past three years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management.

Market Prices During Past Three Years (dollars)
	2003	2002	2001
1st Quarter	25.65 - 28.00	28.05 - 29.70	19.25 - 20.50
2nd Quarter	25.75 - 32.00	28.25 - 28.85	19.05 - 23.65
3rd Quarter	30.05 - 33.60	28.00 - 28.70	22.80 - 29.00
4th Quarter	31.25 - 36.90	23.00 - 28.20	28.00 - 30.00

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last three years:

Dividends Paid Per Share During Past Three Years

	2003	2002	2001
January 2	$0.230	$0.230	$0.220
April 1	0.230	0.230	0.220
July 1	0.230	0.230	0.220
October 1	0.230	0.230	0.230
	$0.920	$0.920	$0.890

As of February 29, 2004 there were 658 registered holders of record of the Corporation's stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 1999, 2000, 2001, 2002 and 2003. The selected financial data is derived from our audited consolidated financial statements appearing elsewhere in this report.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.
SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2003	2002	2001	2000	1999
Total assets	$747,209	$751,171	$725,072	$676,237	$653,603
Loans, net of deferred fees and costs, and unearned income	390,353	432,294	423,755	394,572	359,963
Investment Securities	296,005	264,989	246,253	229,273	235,990
Deposits	551,051	541,765	520,687	511,388	481,774
Securities sold under agreements to repurchase	79,035	78,661	79,457	49,407	49,946
Federal Home Loan Bank Advances	25,000	40,750	37,600	33,400	49,700
Shareholders' equity	79,993	79,427	79,162	74,312	65,312

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2003	2002	2001	2000	1999
Net interest income	$25,864	27,069	27,282	25,923	25,449
Provision for loan losses	4,700	3,283	1,100	750	673
Net interest income after provision for loan losses	21,164	23,786	26,182	25,173	24,776
Other operating income:
Trust and investment services income	4,450	4,488	4,537	4,799	4,813
Securities gains (losses), net	1,185	(459)	491	216	151
Other income	7,711	6,352	5,327	5,017	4,442
Total other operating income	13,346	10,381	10,355	10,032	9,406
Other operating expenses	25,020	25,405	24,052	22,456	21,631
Income before income tax expense	9,490	8,762	12,485	12,749	12,551
Income tax expense	2,537	2,222	3,992	3,994	4,159

Net income	$ 6,953	6,540	8,493	8,755	8,392

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001	2000	1999
Net income per share	$1.82	$1.66	$2.10	$2.14	$2.03
Dividends declared	0.92	0.92	0.90	0.86	0.76
Tangible book value	20.04	19.60	18.55	16.94	14.56
Market price at 12/31	36.000	26.875	29.25	19.50	24.50
Average shares outstanding (in thousands)	3,821	3,928	4,051	4,094	4,132

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001	2000	1999
Return on average assets	0.93%	0.88%	1.18%	1.31%	1.31%
Return on average tier I equity (1)	10.03%	9.45%	12.49%	13.92%	14.57%
Dividend yield at year end	2.56%	3.42%	3.15%	4.51%	3.43%
Dividend payout	49.62%	54.27%	42.20%	39.67%	36.90%
Total capital to risk adjusted assets	17.61%	16.12%	16.87%	17.31%	17.30%
Tier I capital to risk adjusted assets	15.70%	14.33%	15.13%	15.49%	15.23%
Tier I leverage ratio	9.62%	9.26%	9.86%	9.91%	9.49%
Loans to deposits	70.84%	79.79%	81.38%	77.16%	74.72%
Allowance for loan losses to total loans	2.52%	1.78%	1.20%	1.19%	1.30%
Allowance for loan losses to non-performing loans	79.9%	59.1%	90.1%	276.0%	332.0%
Non-performing loans to total loans	3.16%	3.01%	1.33%	0.43%	0.39%
Net interest rate spread	3.25%	3.33%	3.33%	3.24%	3.48%
Net interest margin	3.74%	3.95%	4.16%	4.20%	4.30%
Efficiency ratio (2)	62.57%	66.43%	62.06%	60.54%	60.09%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of goodwill and intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.

UNAUDITED QUARTERLY DATA	Quarter Ended
	2003
(in thousands except per share data)	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$10,166	$9,676	$9,479	$9,383
Interest expense	3,580	3,343	3,008	2,909
Net interest income	6,586	6,333	6,471	6,474
Provision for loan losses	600	1,600	2,150	350
Net interest income after provision for loan losses	5,986	4,733	4,321	6,124
Total other operating income	3,155	3,430	3,423	3,338
Total other operating expenses	6,262	6,283	6,495	5,980
Income before income tax expense	2,879	1,880	1,249	3,482
Income tax expense	853	463	274	947
Net Income	$ 2,026	$1,417	$ 975	$ 2,535

Basic earnings per share	$ 0.53	$ 0.37	$ 0.26	$ 0.66

	Quarter Ended
	2002
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$11,256	$11,232	$11,217	$10,458
Interest expense	4,472	4,443	4,288	3,891
Net interest income	6,784	6,789	6,929	6,567
Provision for loan losses	350	350	1,350	1,233
Net interest income after provision for loan losses	6,434	6,439	5,579	5,334
Total other operating income	2,704	3,155	1,852	2,669
Total other operating expenses	6,495	6,485	6,525	5,899
Income before income tax expense	2,643	3,109	906	2,104
Income tax expense	793	867	57	505
Net Income	$ 1,850	$ 2,242	$ 849	$ 1,599

Basic earnings per share	$ 0.46	$ 0.56	$ 0.22	$ 0.41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on information about the financial condition and results of operations of Chemung Financial Corporation. Reference should be made to the accompanying consolidated financial statements (including related notes) and the selected financial data appearing elsewhere in this report for an understanding of the following discussion and analysis.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise you that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from its expectations because of various factors, including credit risk, interest rate risk, competition, changes in the regulatory environment, and changes in general business and economic trends.

Description of Business

Chemung Financial Corporation, through its wholly owned subsidiaries, Chemung Canal Trust Company (the "Bank") and CFS Group, Inc. (a financial services company), provides a wide range of banking, financing, fiduciary and other financial services within its local market areas.

Critical Accounting Policies, Estimates and Risks and Uncertainties

The Corporation's significant accounting policies are described in Note 1 to its audited consolidated financial statements appearing elsewhere in this report. Critical accounting policies include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with accounting principles generally accepted in the United States. As a result, the Corporation is required to make certain estimates, judgements and assumptions that it believes are reasonable based upon the information available. These estimates, judgements and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the president, two executive vice presidents, credit services division manager, commercial loan manager, consumer loan manager, mortgage loan manager and credit manager, implements the Board-approved loan policy.

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

Competition for the Corporation's fiduciary services comes primarily from brokerage firms and independent investment advisors. This is considered to be significant competition, as these firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration totaled $1.3 billion at year-end 2003. Relative to the Corporation's consolidated assets, the Trust and Investment Division is unusually large and is responsible for the largest component of non-interest revenue.

Financial Condition

During 2003, total assets decreased by $4.0 million, or 0.5%, to $747.2 million as compared to $751.2 million as of year-end 2002. Total loans, net of unearned income and deferred fees and costs, were down $41.9 million or 9.7% to $390.4 million. The Corporation believes that this decrease was impacted by weakness in the local economy which was reflected in lower commercial loan volumes, with commercial loans (including commercial mortgages) decreasing $22.0 million or 11.1%. Despite mortgage originations totaling $33.3 million during 2003 as compared to $20.3 million during 2002, the residential mortgage portfolio decreased $13.5 million or 13.4%, impacted primarily by the low interest rate environment. In this environment, we not only experienced an increase in mortgage refinancing, but also became much more active in selling mortgages in the secondary mortgage market as opposed to retaining the interest rate risk inherent in this rate environment. During 2003, we sold approximately $15.8 million in mortgages to Freddie Mac. Consumer installment loans decreased $5.5 million or 7.9%. This decline is primarily due to a decrease in indirect auto loans outstanding, impacted to a great extent by an extremely competitive pricing environment, including captive automobile financing companies. The decrease in net loans was also impacted by a decrease in student loans of $2.5 million. During the second quarter of 2003, we sold our entire student loan portfolio to Sallie Mae due to the fact that Sallie Mae no longer offered the option of the Corporation owning and servicing these loans until they enter repayment status. Therefore, we converted our student loan program to a new third party processor, which allows us to hold and service these loans as in the past. We would expect the outstanding balance in this portfolio to build back up to the previous level of $4.0-$4.5 million over the next year. The decreases noted above were somewhat offset by a $1.5 million or 2.8% increase in home equity loans as the volume in this portfolio was positively impacted by the rate environment and the increased level of refinancing.

The available for sale segment of the securities portfolio totaled $282.9 million at December 31, 2003 as compared to $257.2 million at the end of 2002, an increase of $25.7 million or 10.0%. At amortized cost, the available for sale portfolio was up $28.9 million since year-end 2002. This increase reflects increased investments primarily in federal agency bonds and mortgage-backed securities, most notably during the second half of 2003, following a steepening of the yield curve in mid-June. Despite the increased investment in mortgage-backed securities, this segment of the portfolio decreased during 2003 due to the high level of paydowns associated with increased mortgage refinancing activity. Unrealized appreciation related to the available for sale portfolio decreased $3.1 million, reflective of the impact on the bond portfolio of an increase in mid to long term rates since the end of 2002. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $13.1 million at amortized cost as of December 31, 2003, an increase of $5.2 million since year-end 2002.

Total cash and cash equivalents at year-end 2003 were up $9.0 million due to a $12.9 million increase in federal funds sold and interest bearing deposits, offset to some extent by a $3.9 million decrease in cash and due from banks. The increase in federal funds sold and interest-bearing deposits is reflective primarily of the fact that cash flows from the decrease in net loans as well as an increase in deposits, exceeded the total increase in the securities portfolio. The decrease in cash and due from banks resulted primarily from a lower volume of fed items in transit on December 31, 2003 as compared to year-end 2002.

Total deposits increased $9.3 million or 1.7% from $541.8 million at December 31, 2002 to $551.1 million at December 31, 2003. Period-end public funds deposit balances (primarily local municipal deposits) increased $11.8 million. Other personal and non-personal period-end balances decreased $2.5 million, impacted to a great extent by lower time deposit balances (including IRA accounts), which were down $17.4 million. This decrease can be explained by the fact that with loan volume decreasing during 2003, the Corporation was not aggressive in the pricing of these deposits. Additionally, period-end personal and non-personal Now and insured money market accounts were down $1.6 million and $2.3 million, respectively. These decreases were somewhat offset primarily by increases in other personal and non-personal demand deposit and savings balances of $12.0 million and $6.4 million, respectively. The $15.8 million decrease in Federal Home Loan Bank advances reflects the repayment of overnight advances outstanding on December 31, 2002 under the Corporation's line of credit.

The $1.9 million increase in other liabilities is due to an increase in accounts payable for pending investments. During December of 2003, the Corporation committed to the purchase of a $2.0 million municipal bond. While this bond does not settle until January of 2004, it is reflected in our December 31, 2003 securities portfolio balance, offset by the $2.0 million account payable.

BALANCE SHEET COMPARISONS
(in millions)
Average Balance Sheet	2003	2002	2001	2000	1999	1998	% Change 2002 to 2003	Compounded Annual Growth 5 Years
Total Assets	$748.2	$745.9	$718.6	$667.0	$642.3	$584.0	0.3%	5.1%
Earning Assets (1)	690.9	685.1	657.8	616.4	590.6	530.2	0.8%	5.4%
Loans, net of deferred fees and costs, and unearned income	412.6	428.8	416.4	382.8	346.5	311.7	-3.8%	5.8%
Investments (2)	278.3	256.3	241.4	233.6	244.0	218.5	8.6%	5.0%
Deposits	553.2	545.7	533.7	515.2	494.1	467.2	1.4%	3.4%
Wholesale funding	101.7	105.5	92.9	71.8	66.6	37.0	-3.6%	22.4%
Tier I equity (3)	69.3	69.2	68.0	62.9	57.6	52.6	0.1%	5.7%

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
(3) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss.
Ending Balance Sheet	2003	2002	2001	2000	1999	1998	% Change 2002 to 2003	Compounded Annual Growth 5 Years
Total Assets	$747.2	$751.2	$725.1	$676.2	$653.6	$620.1	-0.5%	3.8%
Earning Assets(1)	690.0	685.3	661.8	618.2	596.6	562.5	0.7%	4.2%
Loans, net of deferred fees and costs, and unearned income	390.4	432.3	423.8	394.6	360.0	329.3	-9.7%	3.5%
Allowance for loan losses	9.8	7.7	5.1	4.7	4.7	4.5	27.9%	17.0%
Investments (2)	309.1	265.2	246.5	229.7	236.1	242.3	16.6%	5.0%
Deposits	551.1	541.8	520.7	511.4	481.8	466.1	1.7%	3.4%
Wholesale funding	98.5	113.3	112.1	77.9	94.2	71.4	-13.1	6.6%
Tangible equity (3)	76.3	75.4	74.7	69.3	59.7	59.9	1.2%	5.0%

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

Securities

The Board-approved Funds Management Policy includes an investment portfolio policy which requires that, except for local municipal obligations that are sometimes not rated or carry ratings above "Baa" but below "A" by Moody's or Standard & Poors, debt securities purchased for the bond portfolio must carry a minimum rating of "A". Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are classified as Held to Maturity. The Available for Sale portfolio at December 31, 2003 was $282.9 million compared to $257.2 million a year earlier. At year-end 2003, the total net unrealized appreciation in the securities available for sale portfolio was $9.4 million, compared to $12.5 million a year ago. This change is primarily reflective of the impact that higher market interest rates had on the fair value of the bond portfolio. The components of this change are set forth below.

SECURITIES AVAILABLE FOR SALE (in thousands)
At December 31	Amortized Cost	2003 Estimated Fair Value	Unrealized Appreciation (Depreciation)	Amortized Cost	2002 Estimated Fair Value	Unrealized Appreciation (Depreciation)
Obligations of U.S. Government agencies	$117,858	118,505	647	70,425	71,840	1,415
Mortgage-backed securities	120,339	120,999	660	136,559	140,009	3,450
Obligations of states and political subdivisions	16,661	17,613	952	16,990	17,934	944
Corporate bonds and notes	12,416	13,157	741	13,712	14,785	1,073
Corporate stocks	6,204	12,646	6,442	6,939	12,586	5,647
Totals	$273,478	$282,920	$ 9,442	244,625	257,154	12,529

Included in the preceding table are 51,336 shares of SLM Corp. (formerly USA Education, Inc.) at a cost basis of approximately $2 thousand and estimated fair value of $1.934 million. These shares were acquired as preferred shares of Student Loan Marketing Association, or Sallie Mae, a permitted exception to the Government regulation banning bank ownership of equity securities in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as SALLIE MAE recapitalized. Additionally, at December 31, 2003, the Corporation held marketable equities totaling $734 thousand at cost, with a total estimated fair value of $5.243 million. The shares, other than SLM Corp., were acquired prior to the enactment of the Banking Act of 1933.

Non-marketable equity securities included in the Corporation's portfolio are 10,864 shares of Federal Reserve Bank stock and 49,250 shares of the Federal Home Loan Bank of New York stock. They are carried at their cost of $543 thousand and $4.925 million, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these last two investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-performing loans at year-end 2003 totaled $12.331 million as compared to $12.994 million at year-end 2002, a decrease of $663 thousand. This decrease in non-performing loans is primarily the result of a $3.105 million reduction in troubled debt restructurings, as during the year, a commercial mortgage was removed from this non-performing loan category as the borrower had demonstrated a sufficient period of adequate cash flow to amortize this market-rate loan in accordance with the restructured terms, and the properties securing this mortgage provide adequate collateral coverage. Loans in non-accrual status increased $2.382 million, impacted primarily by the addition during 2003 of seven commercial relationships totaling $4.002 million to non-accrual status. The addition of these relationships to non-accrual status reflects the impact that a weak local economy during 2003 has had on several of our commercial loan relationships. The above additions to non-accrual loans were somewhat offset primarily by the charge-off of $1.9 million of a commercial relationship during the first quarter of 2003. It is the Corporation's policy that when a past due loan is referred to legal counsel, or in the case of a commercial loan which becomes 90 days delinquent, or in the case of a consumer, mortgage or home equity loan not guaranteed by a government agency which becomes 120 days delinquent, the loan is placed in non-accrual and previously accrued interest is reversed unless, because of collateral or other circumstances, it is deemed to be collectible. Loans may also be placed in non-accrual if management believes such classification is warranted for other reasons.

NON-PERFORMING ASSETS

The following table summarizes the Corporation's non-performing assets (in thousands of dollars):
	December 31,
	2003	2002	2001	2000	1999
Non-accrual loans	$11,727	$ 9,345	1,490	1,078	640
Troubled debt restructurings	277	3,382	78	405	470
Accruing loans past due 90 days or more	327	267	4,065	224	281
Total non-performing loans	$12,331	$12,994	5,633	1,707	1,391
Other real estate owned	357	406	82	62	536
Securities on non-accrual	-	1,288	-	-	-
Total non-performing assets	$12,688	$14,688	5,715	1,769	1,927

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):
	2003	2002	2001
Interest income that would have been recorded under original terms	$890	$882	104
Interest income recorded during the period	630	862	102

At December 31, 2002, the Corporation's available for sale securities portfolio included an investment in a $2.5 million par value corporate bond which was downgraded by nationally recognized rating agencies in July of 2002 to below investment grade status. Management had determined that the resulting decline in the estimated fair value of the bond was other-than-temporary, and accordingly had written the bond down to its estimated fair value, and placed the bond in non-accrual status. The write-down of the bond to 51.5% of par value resulted in a pre-tax charge to earnings during 2002 of $1.006 million. During 2003, this bond was sold with $950 thousand in pre-tax gains realized.

In addition to non-performing loans, as of December 31, 2003, the Corporation, through its loan review function, has identified 22 commercial relationships totaling $16.874 million in potential problem loans, as compared to $8.131 million (19 relationships) at December 31, 2002. This increase is due primarily to the addition of two commercial relationships totaling $10.794 million. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Given the increased level of the total non-performing and potential problem loans, and in recognition of the increased inherent risk of loss in the current loan portfolio, the Corporation increased its provision for loan losses during 2003 to $4.700 million as compared to $3.283 million during 2002, an increase of $1.417 million. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluations of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. At December 31, 2003, the Corporation's allowance for loan losses totaled $9.848 million, resulting in a coverage ratio of allowance to non-performing loans of 79.86%. An internal review of non-performing loans and associated collateral coverage indicates that the current coverage ratio is adequate. Net loan charge-offs during 2003 totaled $2.526 million or 0.61% of average outstanding loans, compared to $686 thousand or 0.16% of average outstanding loans in 2002. This increase in net charge-offs was due primarily to the above noted charge-off of $1.9 million of a commercial relationship, offset to some extent primarily by lower net consumer loan charge-offs. The allowance for loan losses to total loans at December 31, 2003 was 2.52% as compared to 1.78% as of December 31, 2002.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2003 (in thousands of dollars):
	Years Ended December 31,
	2003	2002	2001	2000	1999
Allowance for loan losses at beginning of year	$7,674	5,077	4,708	4,665	4,509
Charge-offs:
Commercial, financial and agricultural	2,182	136	139	65	38
Real estate mortgages	2	23	5	4	12
Consumer loans	630	710	806	770	624
Home equity	6	11	-	14	16
Total	2,820	880	950	853	690
Recoveries:
Commercial, financial and agricultural	83	48	64	29	43
Real estate mortgages	2	1	12	-	-
Consumer loans	209	145	143	117	130
Total	294	194	219	146	173
Net charge-offs	2,526	686	731	707	517
Provision charged to operations	4,700	3,283	1,100	750	673
Allowance for loan losses at end of year	$9,848	7,674	5,077	4,708	4,665
Ratio of net charge-offs during year to average loans outstanding (1)	.61%	.16%	.18%	.18%	.15%

(1) Daily balances were used to compute average outstanding loan balances.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, securities sold under agreements to repurchase and other borrowings.

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At December 31, 2003, the Corporation maintained a $74.957 million line of credit with the FHLB, as compared to $74.804 million at December 31, 2002.

During 2003, cash and cash equivalents increased $9.006 million, compared to a decrease of $329 thousand during 2002. In addition to cash provided by operating activities, other primary sources of cash in 2003 included proceeds from maturities, sales and principal payments on securities ($159.478 million), a net decrease in loans (including proceeds from sales of student loans) of $39.294 million and an increase in deposits ($9.286 million). During 2002, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($155.958 million), an increase in deposits ($21.078 million) and an increase in Federal Home Loan Bank advances, net of repayments ($3.150 million).

Cash generated in both periods was used primarily to fund growth in earning assets as well as to reduce Federal Home Loan Bank advances. During 2003, the purchase of securities totaled $193.806 million. Other significant uses of cash during 2003 included the repayment of Federal Home Loan Bank advances ($15.750 million), the payment of cash dividends ($3.460 million), purchases of premises and equipment ($2.161 million) and the purchase of treasury shares (1.287 million). During 2002, the purchase of securities, and funding of loans, net of repayments and proceeds from the sale of student loans, totaled $171.959 million and $9.809 million, respectively. Other significant uses of cash during 2002 included the purchase of premises and equipment ($4.631 million), the purchase of treasury shares ($5.333 million) and the payment of cash dividends ($3.592 million).

The Corporation continues to maintain a strong capital position. As of December 31, 2003, the Corporation's ratio of Total Capital to Risk Weighted Assets was 17.61% compared with 16.12% a year earlier. The Corporation's leverage ratio (Tier I Capital/Average Assets) was 9.62% at December 31, 2003 and 9.26% at December 31, 2002. These ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared totaled $3.450 million in 2003 versus $3.549 million in 2002 and $3.584 million in 2001. Dividends declared during 2003 amounted to 49.6% of net income compared to 54.3% and 42.2% of 2002 and 2001 net income, respectively. It is management's objective to continue generating sufficient capital internally, while retaining an adequate dividend payout ratio to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On May 9, 2001, the Corporation announced that its Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 10% of its outstanding common shares, principally through open market transactions from time to time as market conditions warrant over a two-year period. During the two-year period this program was in place, a total of 248,018 shares were purchased at an average price of $28.08 per share. While the authorization for this share repurchase program expired on May 9, 2003, the Corporation will continue to evaluate future share repurchases as market conditions warrant, after careful consideration of its capital position. During 2003, 42,748 shares were purchased at a total cost of $1.287 million or an average price of $30.11 per share. During 2002, 187,812 shares were purchased at a total cost of $5.333 million or an average price of $28.39 per share, and in 2001 there were 97,275 shares purchased at a total cost of $2.343 million (average of $24.09 per share).

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. The Corporation is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit and commitments to fund new loans. The Corporation's policy is to record such instruments when funded. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

For the year ended December 31, 2003, the Corporation engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Corporation's consolidated financial statements.

Contractual Obligations

As of December 31, 2003, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):
		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Federal Home Loan Bank advances	$ 25,000	-	5,000	20,000	-
Securities sold under agreements to repurchase	79,035	5,535	38,500	25,000	10,000
Operating leases	348	82	132	132	2
Other	260	110	150	0	0
Total	$104,643	5,727	43,782	45,132	10,002

Performance Summary

Consolidated net income for 2003 totaled $6.953 million versus $6.540 million in 2002, an increase of $413 thousand or 6.3%. Earnings per share increased 9.6% from $1.66 to $1.82 per share on 107,526 fewer average shares outstanding. Dividends declared in 2003 totaled $0.92 per share, unchanged from 2002.

Despite continued pressure on net interest income and margin, and a significant increase in the provision for loan loss expense, the Corporation realized the above-noted increase in earnings due to higher non-interest income as well as a reduction in operating expenses. The discussion which follows will highlight those areas which had the greatest impact on the Corporation's 2003 operating results.

Net interest income before the provision for loan losses was down $1.205 million or 4.5%, impacted primarily by a lower interest rate environment as well as lower average loan volume. Despite a $5.7 million increase in average earning assets, total interest and dividend income decreased $5.458 million or 12.4% from $44.163 million in 2002 to $38.705 million in 2003, as the yield on earning assets declined 85 basis points from 6.45% to 5.60%. Average loans were down $16.2 million, with the average yield on loans decreasing 61 basis points from 7.21% in 2002 to 6.60% in 2003. As discussed under the "Financial Condition" section of this report, the average decrease in loans was impacted primarily by the interest rate environment, the continued weakness of the economy in our markets, as well as competitive pricing. Given the low rate environment, and management's decision to sell more mortgages in the secondary market, average mortgages during 2003 were down $9.0 million or 8.7%. The Corporation believes that an average decrease of $2.5 million in our commercial loan portfolio is reflective of the weakness in our local economy. Average consumer loans during 2003 decreased $4.7 million, impacted primarily by a $4.4 million decrease in consumer installment loans, this decrease impacted by an extremely competitive pricing market related to indirect auto financing. While the average balance of the securities portfolio increased $19.4 million or 8.2%, the yield on these investments was down 108 basis points to 4.41%. Average Fed funds sold and interest-bearing deposits were up $1.6 million, the yield was down 54 basis points to 1.62%.

Total average funding liabilities during 2003 increased $3.8 million or 0.6%. Average deposit balances during 2003 increased $7.6 million or 1.4%. While public fund average balances were down $2.3 million, other personal and non-personal average deposit balances increased $9.9 million. This increase in other personal and non-personal average deposits was reflected primarily in higher average demand deposits of $5.9 million, higher average insured money market accounts of $4.1 million and higher average savings accounts of $9.3 million. These increases were somewhat offset by an $8.5 million decrease in other personal and non-personal time deposits. All other average funding liabilities were down $3.8 million, due primarily to lower average securities sold under agreements to repurchase, reflecting a reduced level of securities leveraged with term repurchase agreements entered into with the Federal Home Loan Bank of New York. Average interest-bearing liabilities during 2003 decreased by $2.2 million or 0.4% and interest expense decreased $4.254 million or 24.9% from $17.094 million in 2002 to $12.840 million in 2003 as the average cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), was down 66 basis points from 2.60% to 1.94%. The resulting net interest margin for 2003 of 3.74% was 21 basis points lower than the 2002 margin of 3.95%.

The 2003 provision for loan loss expense totaled $4.700 million as compared to $3.283 million in 2002, an increase of $1.417 million. As discussed in detail under the "Asset Quality" section of this report, this increase is reflective of continued asset quality issues related to the weak economic environment, which has resulted in an increase in total non-performing and potential problem loans, which has increased the inherent risk of loss in the loan portfolio.

The impact of reduced net interest income and the increase in the provision for loan loss expense was offset primarily by a $2.965 million or 28.6% increase in non-interest income, from $10.381 million in 2002 to $13.346 million in 2003. This increase was significantly impacted by a $1.643 million increase in net gains on securities transactions. As was noted under the "Asset Quality" section of this report, during 2002, a corporate bond was written-down, resulting in a pre-tax charge to 2002 earnings of $1.006 million. This bond was sold during 2003 with $950 thousand in pre-tax gains realized on the sale. Also having a significant impact on the increase in non-interest income during 2003 was a $1.292 million increase in service charges on deposit accounts. This increase is reflective of fee changes instituted during the fourth quarter of 2002, as well as the introduction of a courtesy pay, overdraft privilege program during the second quarter of 2003. Other increases of note include a gain of $236 thousand on the sale of mortgages, and a $111 thousand gain on the sale of a portion of our equity investment in Cephas Capital Partners, L.P. ("Cephas"), a small business investment company limited partnership. The increase in the gains on the sale of mortgages reflects the Corporation's increased participation in the sale of mortgages in the secondary mortgage market during 2003. During the fourth quarter of 2003, a new limited partner invested $2.0 million in Cephas. Proceeds from that investment were distributed to all of the existing limited partners on a pro-rata basis, which resulted in the above-noted $111 thousand gain, as well as reducing the Corporation's ownership position going forward from 27.50% to 23.33%. The above-noted increases were offset to some extent primarily by a decrease of $132 thousand in credit card merchant earnings as well as a $149 thousand decrease in non-taxable gains on stock donations. Credit card merchant earnings were impacted by a lower volume of merchant deposit activity. The decrease in non-taxable gains on stock donations reflects the fact that the Corporation made accelerated payments during 2002 on certain planned capital campaign contributions to non-profit organizations. Trust and investment services income, the largest component of non-interest income, was down $37 thousand to $4.451 million. This decrease was primarily the result of lower asset market values during the first half of 2003.

Operating expenses during 2003 decreased $385 thousand or 1.5% to $25.020 million. Despite a $321 thousand charge during the third quarter of 2003 related to costs associated with a severance agreement with a former employee, total salaries and wages, and pension and other employee benefits were down $66 thousand or 0.5%. Factors impacting this decrease include a reduction in staff, as well as reductions in profit sharing and health insurance expenses of $359 thousand and $91 thousand, respectively. These decreases were somewhat offset primarily by a $380 thousand increase in net periodic pension costs associated with the Corporation's qualified pension plan. This increase is based upon an actuarial analysis of future benefit obligations related to the plan, and the increase resulted primarily from the impact of a declining stock market on asset values during 2002, as well as a reduction in the discount rate used in calculating future benefit obligations. Based upon actuarial estimates for 2004, we expect that the periodic pension cost during 2004 will decrease by between approximately $90-110 thousand, primarily due to the increased plan asset value as of December 31, 2003. During 2003, the Corporation was required to make a minimum contribution to the plan in the amount of $144 thousand. Management elected to increase the 2003 contribution to the maximum deductible contribution limit of $291 thousand. This was the first such contribution to the plan since 1995. Additionally impacting the 2003 operating expense decrease was the fact that during 2002, the Corporation incurred a $327 thousand prepayment penalty related to the refinancing of a $10.0 million advance from the Federal Home Loan Bank of New York. With interest rates at historically low levels, management had determined it advantageous to payoff an existing advance carrying a rate of 4.90% at the time, and refinance for a five-year term at a rate of 3.72%. Other major items impacting the 2003 operating expense decrease include a reduction of $197 thousand in credit card and merchant deposit services processing costs and a $148 thousand reduction in donation expense. The decrease in credit card and merchant deposit services processing costs is primarily due to a lower volume of merchant deposit activity. The decrease in donation expense reflects the fact that, as noted above, the Corporation had accelerated certain capital campaign contributions to non-profit organizations during 2002. The above operating expense reductions were somewhat offset primarily by a $301 thousand increase in depreciation expense.

The $315 thousand increase in income tax expense is primarily related to the $729 thousand increase in pre-tax income.

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2003	2002	2001	2000	1999	1998	% Change 2002 to 2003	Compounded Annual Growth 5 Years
Net interest income	$25,864	27,069	27,282	25,923	25,449	23,739	-4.5%	1.7%
Provision for loan losses	4,700	3,283	1,100	750	673	800	43.2%	42.5%
Net interest income after provision for loan losses	21,164	23,786	26,182	25,173	24,776	22,939	-11.0%	-1.6%
Other operating income:
Trust and investment services income	4,451	4,488	4,537	4,799	4,813	4,505	-0.8%	-0.2%
Securities gains (losses), net	1,185	(459)	491	216	151	216	358.2%	40.6%
Other income	7,710	6,352	5,327	5,017	4,442	3,496	21.4%	17.1%
Total other operating income	13,346	10,381	10,355	10,032	9,406	8,217	28.6%	10.2%
Other operating expenses	25,020	25,405	24,052	22,456	21,631	20,473	-1.5%	4.1%
Income before income tax expense	9,490	8,762	12,485	12,749	12,551	10,683	8.3%	-2.3%
Income tax expense	2,537	2,222	3,992	3,994	4,159	3,386	14.2%	-5.6%
Net income	$ 6,953	6,540	8,493	8,755	8,392	7,297	6.3%	-1.0%

AVERAGE BALANCES AND YIELDS

For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2003			2002			2001
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:	(Dollars in thousands)
Loans	$412,558	27,223	6.60%	$428,795	30,907	7.21%	416,370	34,046	8.18%
Taxable securities	228,639	10,212	4.47	211,626	11,877	5.61	209,630	13,486	6.43
Tax-exempt securities	26,273	1,018	3.87	23,904	1,043	4.36	24,168	1,107	4.58
Federal funds sold	22,228	243	1.09	19,375	315	1.63	6,009	271	4.51
Interest-bearing deposits	1,158	9	0.78	1,414	22	1.56	1,647	64	3.89

Total earning assets	690,856	38,705	5.60%	685,114	44,164	6.45%	657,824	48,974	7.44%

Non-earning assets:
Cash and due from banks	23,562			24,064			24,864
Premises and equipment, net	17,261			16,173			14,137
Other assets	13,848			16,465			17,761
Allowance for loan losses	(8,184)			(5,765)			(4,832)
AFS valuation allowance	10,894			9,896			8,888
Total	748,237			745,947			718,642

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Now and super now deposits	43,634	185	0.42%	41,501	296	0.71%	40,553	432	1.07%
Savings and insured money market deposits	179,626	1,719	0.96	162,737	2,686	1.65	149,301	3,807	2.55
Time deposits	214,497	6,433	3.00	231,882	9,110	3.93	238,222	12,552	5.27
Federal Home Loan Bank advances and securities sold under agreements to repurchase	107,552	4,503	4.19	111,358	5,002	4.49	97,375	4,901	5.03

Total interest-bearing liabilities	545,309	12,840	2.35%	547,478	17,094	3.12%	525,451	21,692	4.13%

Non-interest-bearing liabilities:
Demand deposits	115,458			109,536			105,585
Other liabilities	7,658			9,412			9,469
Total liabilities	668,425			666,426			640,505
Shareholders' equity	79,812			79,521			78,137
Total	748,237			745,947			718,642

Net interest income		$25,865			$27,070			27,282

Net interest rate spread			3.25%			3.33%			3.31%

Net interest margin			3.74%			3.95%			4.15%

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
	2003 vs. 2002			2002 vs. 2001
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate
Loans	$(3,684)	(1,140)	(2,544)	$(3,139)	992	(4,131)
Taxable investment securities	(1,665)	900	(2,565)	(1,609)	127	(1,736)
Tax-exempt investment securities	(25)	98	(123)	(64)	(12)	(52)
Federal funds sold	(72)	42	(114)	44	303	(259)
Interest-bearing deposits	(13)	(3)	(10)	(42)	(8)	(34)

Total interest income	$(5,459)	367	(5,826)	$(4,810)	1,967	(6,212)

Interest expense (in thousands)
Interest-bearing demand deposits	(111)	15	(126)	(136)	10	(146)
Savings and insured money market deposits	(967)	256	(1,223)	(1,121)	318	(1,439)
Time deposits	(2,677)	(644)	(2,033)	(3,442)	(326)	(3,116)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(499)	(167)	(332)	101	661	(559)

Total interest expense	$(4,254)	(67)	(4,187)	$(4,598)	877	(5,260)

Net interest income	$(1,205)	(332)	(873)	$ (212)	140	(212)

SELECTED PER SHARE DATA ON COMMON SHARES

	2003	2002	2001	2000	1999	1998	% Change 2002 To 2003	Compounded Annual Growth 5 Years
Net income per share	$1.82	$1.66	$2.10	$2.14	$2.03	$ 1.77	9.6%	0.6%
Dividends declared	0.92	0.92	0.90	0.86	0.76	0.665	1.0%	6.7%
Tangible book value	20.04	19.60	18.55	16.94	14.56	14.59	2.2%	6.6%
Market price at 12/31	36.00	26.875	29.25	19.50	24.50	27.50	34.0%	5.5%
Average shares outstanding (in thousands)	3,821	3,928	4,051	4,094	4,132	4,116	-2.7%	-1.5%

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
Return on average assets	0.93%	0.88%	1.18%	1.31%	1.31%
Return on average tier I equity (1)	10.03%	9.45%	12.49%	13.92%	14.57%
Dividend yield at year end	2.56%	3.42%	3.15%	4.51%	3.43%
Dividend payout	49.62%	54.27%	42.20%	39.67%	36.90%
Total capital to risk adjusted assets	17.61%	16.12%	16.87%	17.31%	17.30%
Tier I capital to risk adjusted assets	15.70%	14.33%	15.13%	15.49%	15.23%
Tier I leverage ratio	9.62%	9.26%	9.86%	9.91%	9.49%
Loans to deposits	70.84%	79.79%	81.38%	77.16%	74.72%
Allowance for loan losses to total loans	2.52%	1.78%	1.20%	1.19%	1.30%
Allowance for loan losses to non-performing loans	79.9%	59.1%	90.1%	276.0%	332.0%
Non-performing loans to total loans	3.16%	3.01%	1.33%	0.43%	0.39%
Net interest rate spread	3.25%	3.33%	3.31%	3.24%	3.48%
Net interest margin	3.74%	3.95%	4.15%	4.20%	4.30%
Efficiency ratio (2)	62.57%	66.43%	62.06%	60.54%	60.09%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of goodwill and intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.
UNAUDITED QUARTERLY DATA	Quarter Ended
	2003
(in thousands except per share data)	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$10,166	$9,676	$9,479	$9,383
Interest expense	3,580	3,343	3,008	2,909
Net interest income	6,586	6,333	6,471	6,474
Provision for loan losses	600	1,600	2,150	350
Net interest income after provision for loan losses	5,986	4,733	4,321	6,124
Total other operating income	3,155	3,430	3,423	3,338
Total other operating expenses	6,262	6,283	6,495	5,980
Income before income tax expense	2,879	1,880	1,249	3,482
Income tax expense	853	463	274	947
Net Income	$ 2,026	$1,417	$ 975	$ 2,535

Basic earnings per share	$ 0.53	$ 0.37	$ 0.26	$ 0.66

	Quarter Ended
	2002
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$11,256	$11,232	$11,217	$10,458
Interest expense	4,472	4,443	4,288	3,891
Net interest income	6,784	6,789	6,929	6,567
Provision for loan losses	350	350	1,350	1,233
Net interest income after provision for loan losses	6,434	6,439	5,579	5,334
Total other operating income	2,704	3,155	1,852	2,669
Total other operating expenses	6,495	6,485	6,525	5,899
Income before income tax expense	2,643	3,109	906	2,104
Income tax expense	793	867	57	505
Net Income	$ 1,850	$ 2,242	$ 849	$ 1,599

Basic earnings per share	$ 0.46	$ 0.56	$ 0.22	$ 0.41

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At December 31, 2003, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 16.44% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 0.38%. The risk to declining interest rates continues to be slightly over the allowable tolerance of 15.0% established by ALCO. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when an immediate 200-basis point shock is modeled. Additionally, the Corporation's significant holdings of callable US agency securities, mortgage-backed securities and mortgage loans, result in less interest income in periods of declining interest rates, as the cash flow from called bonds and increased prepayments results in higher levels of repricing of assets at lower interest rates. Although currently outside of the policy guideline, management is comfortable with this exposure, as an immediate 200-basis point decrease in interest rates across the yield curve is not likely given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 7.04% and a negative impact of 0.54% respectively. Both are well within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2003, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 6.80% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 8.93%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies have not been employed during 2003.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 will not currently impact the Corporation, as the Corporation did not have any stock-based employee compensation plans at December 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation had $5.8 million of standby letters of credit outstanding at December 31, 2003. The fair value of those standby letters of credit was not significant.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN No.46 was effective for all VIE's created after January 31, 2003. However, the FASB has postponed that effective date to December 31, 2003..In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R), which further delayed this effective date until March 31, 2004 for VIE's created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003. The Corporation does not have any special purpose entities and the adoption of FIN No. 46 had no impact on the Corporation's consolidated financial statements at December 31, 2003. The adoption of FIN No. 46R in 2004 is not expected to have a material impact on the Corporation's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 305 of Regulation S-K is included in Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 under the heading Interest Rate Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation, including its consolidated subsidiaries, required to be included in this report and the other reports that the Corporation files or submits under the Securities Exchange Act of 1934.

During the fourth fiscal quarter, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is omitted from this Report as the Corporation will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is omitted from this Report as the Corporation will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is omitted from this Report as the Corporation will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as the Corporation will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is omitted from this Report as the Corporation will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Corporation appear on pages F-1 through F-27 of this report and are incorporated in Part II, Item 8:
Independent Auditors' Report
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the three years ended December 31, 2003
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2003
Consolidated Statements of Cash Flows for the three years ended December 31, 2003
Notes to Consolidated Financial Statements

(a) (2) All schedules for which provision is made in the applicable accounting regulations of the Securities & Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation's Securities Exchange Act file number is 000-13888.

(3) Listing of Exhibits
Exhibit 3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and incorporated herein by reference)
3.2

Certificate of Amendment to the Certificate of Incorporation (Filed with the Secretary of State of New York on April 1, 1988, incorporated herein by reference to Exhibit A of the Registrant's Form 10-K for the year ended December 31, 1988, File No. 0-13888)

3.3	Bylaws (Filed as Exhibit A to Registrant's Form 10-Q for the quarter ended March 31, 2003, File No. 0-13888, and incorporated by reference herein)

4	Instruments Defining the Rights of Security Holders
4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)

10.1	Employment Agreement, dated as of November, 2000 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. Filed herewith.
10.2	Extension of Employee Agreements. Filed herewith.
10.3	Deferred Directors Fee Plan. (filed as Exhibit 10.1 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)
10.4

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer. (filed as Exhibit 10.2 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)

10.5

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President. (filed as Exhibit 10.4 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)

21	Subsidiaries of the registrant. Filed herewith.

23	Consent of KPMG LLP, Independent Auditors. Filed herewith.

31.1	Certification of President and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were furnished by the Corporation during the period covered by this report:
Filing Date of Report	Item Reported
October 15, 2003	Item 12 (press release announcing financial results for the quarter ended September 30, 2003)

REPORT OF MANAGEMENT

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

The Internal Auditing Department is charged with the responsibility of verifying accounting records and reviewing internal controls. The internal auditor reports directly to the Audit Committee of the Board of Directors whose members are all non-employee directors. The Committee meets with management, the internal auditor and the independent auditors in conjunction with their review of matters relating to the consolidated financial statements, the internal audit program and other matters related to internal control and financial reporting at the Corporation. The independent auditors and the internal auditor also meet on a regular basis with the Audit Committee without the presence of management.

Jan P. Updegraff

President and Chief Executive Officer

John R. Battersby, Jr.

Treasurer and Chief Financial Officer

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages F-1 to F-27

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Chemung Financial Corporation:

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and subsidiaries (the Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York

February 6, 2004

CONSOLIDATED FINANCIAL STATEMENTS
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
ASSETS	2003	2002

Cash and due from banks	$ 24,985,636	28,836,759
Federal funds sold	12,400,000	-
Interest-bearing deposits with other financial institutions	684,142	226,881
Total cash and cash equivalents	38,069,778	29,063,640

Securities available for sale, at estimated fair value	282,920,294	257,153,717
Securities held to maturity, estimated fair value of $13,357,619 at December 31, 2003, and $8,185,055 at December 31, 2002	13,084,290	7,835,498
Loans, net of deferred origination fees and costs, and unearned income	390,353,246	432,294,450
Allowance for loan losses	(9,848,259)	(7,674,377)
Loans, net	380,504,987	424,620,073
Premises and equipment, net	17,471,607	17,496,416
Goodwill, net of accumulated amortization	1,516,666	1,516,666
Other intangible assets	2,154,315	2,552,034
Other assets	11,487,546	10,932,811
Total assets	$747,209,483	751,170,855

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$122,363,563	109,602,512
Interest-bearing	428,687,764	432,162,955
Total deposits	551,051,327	541,765,467
Securities sold under agreements to repurchase	79,034,796	78,661,100
Federal Home Loan Bank advances	25,000,000	40,750,000
Accrued interest payable	1,124,186	1,482,058
Dividends payable	859,415	868,831
Other liabilities	10,146,887	8,216,222
Total liabilities	667,216,611	671,743,678
Commitments and contingencies (note 14)

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 shares issued at December 31, 2003 and 2002	43,001	43,001
Capital surplus	22,506,573	22,355,407
Retained earnings	64,750,787	61,247,551
Treasury stock, at cost (563,546 shares at December 31, 2003; 522,609 shares at December 31, 2002)	(13,071,791)	(11,826,290)
Accumulated other comprehensive income	5,764,302	7,607,508
Total shareholders' equity	79,992,872	79,427,177

Total liabilities and shareholders' equity	$747,209,483	751,170,855

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2003	2002	2001

Interest and dividend income:
Loans	$27,222,714	30,906,507	34,046,041
Securities	11,229,975	12,920,581	14,593,404
Federal funds sold	242,943	314,596	270,611
Interest-bearing deposits	8,899	21,718	64,262
Total interest and dividend income	38,704,530	44,163,402	48,974,318

Interest expense:
Deposits	8,337,648	12,091,912	16,791,392
Borrowed funds	1,102,090	1,195,827	1,333,080
Securities sold under agreements to repurchase	3,400,522	3,806,459	3,567,576
Total interest expense	12,840,259	17,094,198	21,692,048

Net interest income	25,864,271	27,069,203	27,282,270

Provision for loan losses	4,700,000	3,283,333	1,100,000
Net interest income after provision for loan losses	21,164,271	23,785,870	26,182,270

Other operating income:
Trust & investment services income	4,450,919	4,488,251	4,536,702
Service charges on deposit accounts	4,105,529	2,813,193	2,614,820
Net gain (loss) on securities transactions	1,184,766	(458,565)	490,705
Credit card merchant earnings	1,200,509	1,332,778	1,280,013
Other	2,404,121	2,204,942	1,432,330
Total other operating income	13,345,844	10,380,929	10,354,570

Other operating expenses:
Salaries and wages	9,532,028	9,528,540	9,180,638
Pension and other employee benefits	2,702,262	2,771,721	2,663,166
Net occupancy expenses	2,144,335	2,051,288	1,946,855
Furniture and equipment expenses	2,320,224	2,008,445	1,751,991
Amortization of intangible assets	397,719	397,719	397,719
Other	7,923,276	8,647,661	8,111,591
Total other operating expenses	25,019,844	25,405,374	24,051,960
Income before income tax expense	9,490,272	8,761,426	12,484,880
Income tax expense	2,536,821	2,221,533	3,991,628
Net income	$ 6,953,451	6,539,893	8,493,252

Weighted average shares outstanding	3,820,806	3,928,332	4,051,022

Basic earnings per share	$1.82	$1.66	$2.10

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2000	$ 43,001	22,011,527	53,347,621	(4,735,401)	3,644,767	74,311,515

Comprehensive Income:
Net income	-	-	8,493,252	-	-	8,493,252
Other comprehensive income	-	-	-	-	1,517,226	1,517,226
Total comprehensive income						10,010,478
Restricted stock units for directors' deferred compensation plan	-	137,878	-	-	-	137,878
Cash dividends declared ($.90 per share)	-	-	(3,583,797)	-	-	(3,583,797)
Distribution of restricted stock units for directors' deferred compensation plan	-	(14,927)	-	14,342	-	(585)
Sale of 30,130 shares of treasury stock	-	80,620	-	548,851	-	629,471
Purchase of 97,275 shares of treasury stock	-	-	-	(2,343,383)	-	(2,343,383)

Balances at December 31, 2001	$ 43,001	22,215,098	58,257,076	(6,515,591)	5,161,993	79,161,577

Comprehensive Income:
Net income	-	-	6,539,893	-	-	6,539,893
Other comprehensive income	-	-	-	-	2,445,515	2,445,515
Total comprehensive income						8,985,408
Restricted stock units for directors' deferred compensation plan	-	151,486	-	-	-	151,486
Cash dividends declared ($.92 per share)	-	-	(3,549,418)	-	-	(3,549,418)
Distribution of employee stock bonus	-	2,454	-	5,961	-	8,415
Distribution of restricted stock units for directors' deferred compensation plan	-	(13,631)	-	15,970	-	2,339
Purchase of 187,812 shares of treasury stock	-	-	-	(5,332,630)	-	(5,332,630)

Balances at December 31, 2002	$ 43,001	22,355,407	61,247,551	(11,826,290)	7,607,508	79,427,177
Comprehensive Income:
Net income	-	-	6,953,451	-	-	6,953,451
Other comprehensive loss	-	-	-	-	(1,843,206)	(1,843,206)
Total comprehensive income						5,110,245
Restricted stock units for directors' deferred compensation plan	-	160,240	-	-	-	160,240
Cash dividends declared ($.92 per share)	-	-	(3,450,215)	-	-	(3,450,215)
Distribution of restricted stock units for directors' deferred compensation plan	-	(17,225)	-	18,918	-	1,693
Sale of 975 shares of treasury stock	-	8,151	-	22,561	-	30,712
Purchase of 42,748 shares of treasury stock	-	-	-	(1,286,980)	-	(1,286,980)

Balances at December 31, 2003	$ 43,001	22,506,573	64,750,787	(13,071,791)	5,764,302	79,992,872

See accompanying notes to consolidated financial statements.
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2003	2002	2001

Cash flows from operating activities:

Net income	$ 6,953,451	$ 6,539,893	$ 8,493,252
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of goodwill and intangible assets	397,719	397,719	587,303
Provision for deferred tax benefit	(1,082,795)	(1,464,115)	(238,355)
Provision for loan losses	4,700,000	3,283,333	1,100,000
Depreciation and amortization	2,185,743	1,884,604	1,574,857
Amortization of premiums and (accretion of discounts) on securities, net	1,410,219	787,395	(119,310)
Gain on sales of mortgages held for sale, net	(245,373)	(9,406)	-
Proceeds from sales of mortgage loans held for sale	16,083,128	217,956	-
Mortgage loans originated and held for sale	(15,837,755)	(208,550)	-
Net (gain) loss on securities transactions	(1,184,766)	458,565	(490,705)
(Increase) decrease in other assets	(433,978)	1,182,229	(1,226,827)
Decrease in accrued interest payable	(357,872)	(624,914)	(19,751)
Expense related to restricted stock units for directors' deferred compensation plan	160,240	151,486	137,878
Increase (decrease) in other liabilities	2,258,845	3,008,387	(294,346)

Net cash provided by operating activities	15,006,806	15,604,582	9,503,996

Cash flows from investing activities:

Proceeds from sales of securities available for sale	2,472,605	15,137,874	23,295,936
Proceeds from maturities of and principal collected on securities available for sale	152,388,537	135,875,581	123,067,506
Proceeds from maturities of and principal collected on securities held to maturity	4,616,936	4,944,237	3,745,029
Purchases of securities available for sale	(183,940,073)	(166,295,395)	(159,703,735)
Purchases of securities held to maturity	(7,865,725)	(5,663,241)	(4,295,649)
Purchases of premises and equipment	(2,160,934)	(4,631,006)	(2,727,230)
Net decrease (increase) in loans	32,740,792	(13,523,536)	(33,275,746)
Proceeds from sales of student loans	6,553,537	3,714,321	3,341,687

Net cash provided (used) by investing activities	4,805,675	(30,441,165)	(46,552,202)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (con't)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	29,132,218	30,562,963	6,266,132
Net (decrease) increase in time deposits and individual retirement accounts	(19,846,358)	(9,484,498)	3,033,113
Net increase (decrease) in securities sold under agreements to repurchase	373,696	(796,182)	30,050,456
Federal Home Loan Bank advances	-	15,750,000	12,600,000
Repayments of Federal Home Loan Bank advances	(15,750,000)	(12,600,000)	(8,400,000)
Purchase of treasury stock	(1,286,980)	(5,332,630)	(2,343,383)
Sale of treasury stock	30,712	-	629,471
Cash dividends paid	(3,459,631)	(3,592,360)	(3,558,754)
Net cash (used) provided by financing activities	(10,806,343)	14,507,293	38,277,035

Net increase (decrease) in cash and cash equivalents	9,006,138	(329,290)	1,228,829

Cash and cash equivalents, beginning of year	29,063,640	29,392,930	28,164,101

Cash and cash equivalents, end of year	$38,069,778	$29,063,640	$29,392,930

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,198,129	$17,719,112	$21,711,799
Income taxes	$ 3,702,070	$ 444,052	$ 4,138,230

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 120,757	$ 583,265	$ 20,343
Adjustment of securities available for sale to fair value, net of tax	$ 1,843,206	$ 2,445,515	$ 1,517,226
Purchase of securities held to maturity pending settlement	$(2,000,000)	$ -	$ -

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 and 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Chemung Financial Corporation (the Corporation), through its wholly owned subsidiaries, Chemung Canal Trust Company (the Bank) and CFS Group, Inc., provides a wide range of banking, financing, fiduciary and other financial services to its clients. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.

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

Non-marketable equity securities are classified with securities available for sale. Non-marketable equity securities owned by the Corporation at December 31, 2003 and 2002 include Federal Home Loan Bank of New York (FHLB) stock and Federal Reserve Bank (FRB) stock, which are carried at cost since there is no readily available market price for these securities.

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

LOANS

Loans are stated at the amount of unpaid principal balance less unearned discounts and net deferred origination fees and costs. The Corporation has the ability and intent to hold its loans for the foreseeable future, except for student loans, which are sold to a third party from time to time upon reaching repayment status and certain mortgage loans, which are originated with the intent to sell.

Loans held for sale are recorded at the lower of cost or fair value. It is management's intention to sell these loans. Loans held for sale, as well as the commitments to sell the loans that are originated for sale, are regularly evaluated. If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market rates.

Interest on loans is accrued and credited to operations using the interest method. The accrual of interest is generally discontinued and previously accrued interest is reversed when commercial loans become 90 days delinquent, and when consumer, mortgage and home equity loans, which are not guaranteed by government agencies, become 120 days delinquent. Loans may also be placed on non-accrual status if management believes such classification is otherwise warranted. Loans are returned to accrual status when they become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest. Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield, using the interest method.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluations of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

INCOME TAXES

The Corporation files a consolidated tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for unused tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled, or the tax loss carryforwards are expected to be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method based on contractual rates applied to the balances of individual trust accounts. The market value of trust assets under administration totaled $1.322 billion at December 31, 2003 and $1.215 billion at December 31, 2002.

PENSION PLAN

Pension costs, based on actuarial computations of benefits for employees, are charged to current operating results. The Corporation's funding policy is to contribute amounts to the plan sufficient to meet minimum regulatory funding requirements, plus such additional amounts as the Corporation may determine to be appropriate from time to time.

POSTRETIREMENT BENEFITS

The Corporation provides health care and life insurance benefits for retired employees. The estimated costs of providing benefits are accrued over the years the employees render services necessary to earn those benefits.

GOODWILL AND INTANGIBLE ASSETS

Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, was being amortized over 15 years on a straight-line basis. Core deposit intangible ("CDI"), resulting from the Corporation's purchase of deposits from the Resolution Trust Company in 1994, is being amortized over the expected useful life of 15 years on a straight-line basis.

BASIC EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.

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

OTHER FINANCIAL INSTRUMENTS

The Corporation is a party to certain other financial instruments with off-balance sheet risk such as unused portions of lines of credit and commitments to fund new loans. The Corporation's policy is to record such instruments when funded.

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

Comprehensive income for the years ended December 31, 2003, 2002, and 2001 was $5,110,245, $8,985,408, and $10,010,478, respectively. The following summarizes the components of other comprehensive income (loss):
Unrealized net holding losses during the year ended December 31, 2003, net of tax (pre-tax amount of $(1,902,132))	$ (1,119,906)
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2003, net of tax (pre-tax amount of (1,184,766))	(723,300)
Other comprehensive loss for the year ended December 31, 2003	$ (1,843,206)

Unrealized net holding gains during the year ended December 31, 2002, net of tax (pre-tax amount of $3,568,962)	$ 2,167,074
Reclassification adjustment for net losses realized in net income during the year ended December 31, 2002, net of tax (pre-tax amount of ($458,565))	278,441
Other comprehensive income for the year ended December 31, 2002	$ 2,445,515

Unrealized net holding gains during the year ended December 31, 2001, net of tax (pre-tax amount of $2,969,923)	$ 1,813,563
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2001, net of tax (pre-tax amount of ($490,705))	(296,337)
Other comprehensive income for the year ended December 31, 2001	$ 1,517,226

SEGMENT REPORTING

The Corporation's operations are solely in the financial services industry and primarily include the provision of traditional banking services. The Corporation operates primarily in the Southern New York counties of Chemung, Steuben, Schuyler, and Tioga and the northern tier of Pennsylvania. The Corporation has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

RECLASSIFICATION

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 will not currently impact the Corporation, as the Corporation did not have any stock-based employee compensation plans at December 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation had $5.8 million of standby letters of credit outstanding at December 31, 2003. The fair value of those standby letters of credit was not significant.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN No. 46 was effective for all VIE's created after January 31, 2003. However, the FASB has postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R), which further delayed this effective date until March 31, 2004 for VIE's created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003. The Corporation does not have any special purpose entities and the adoption of FIN No. 46 had no impact on the Corporation's consolidated financial statements at December 31, 2003. The adoption of FIN No. 46R in 2004 is not expected to have a material impact on the Corporation's consolidated financial statements.

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

(2) RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was $750,000 at December 31, 2003.

(3) SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2003 and 2002 are as follows:
	2003		2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government agencies	$117,858,155	118,505,445	$ 70,424,704	71,839,915
Mortgage-backed securities	120,338,916	120,998,817	136,559,684	140,008,976
Obligations of states and political subdivisions	16,661,311	17,612,851	16,989,907	17,933,891
Corporate bonds and notes	12,416,181	13,157,475	13,712,085	14,785,105
Corporate stocks	6,203,796	12,645,706	6,938,504	12,585,830
Total	$273,478,359	282,920,294	$244,624,884	257,153,717

Included in corporate stocks at both December 31, 2003 and 2002, is the Corporation's required investment in the stock of the Federal Home Loan Bank of New York (FHLB) carried at its cost basis of $4,925,000 and $5,662,500, respectively. This investment allowed the Corporation to maintain a $74,957,200 line of credit with the FHLB at December 31, 2003, and $74,803,900 at December 31, 2002. Other required equities in the Corporation's portfolio include 10,864 shares of Federal Reserve Bank stock carried at $543,200 at December 31, 2003, and 10,781 shares carried at $539,050 at December 31, 2002.

Gross unrealized gains and losses on securities available for sale at December 31, 2003 and 2002, were as follows:

	2003			2002
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government agencies	$ 952,907	305,617	$ 1,420,351	5,140
Mortgage-backed securities	1,541,973	882,071	3,450,024	732
Obligations of states and political subdivisions	959,626	8,086	944,296	312
Corporate bonds and notes	907,347	166,053	1,350,209	277,189
Corporate stocks	6,441,910	-	5,655,658	8,332
Total	$10,803,763	1,361,827	$12,820,538	291,705

Gross realized gains on sales of securities available for sale were $1,184,766, $547,206, and $528,634 for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses on sales of securities available for sale were $37,929 for the year ended December 31, 2001. There were no realized losses on sales of securities available for sale for the years ended December 31, 2003 and 2002. In 2002, however, the Corporation wrote down a corporate bond by $1.006 million because the bond's decline in fair value was considered to be other than temporary. In 2003, the Corporation sold the bond and realized a $950 thousand gain.

Temporarily impaired investments in securities that had been in a continuous unrealized loss position at December 31, 2003 were as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S. Government agencies	$ 54,569,208	$ 305,617	$ -	$ -	$54,569,208	$ 305,617
Mortgage-backed securities	67,865,414	882,071	-	-	67,865,414	882,071
Obligations of states and political subdivisions	1,296,747	32,209	-	-	1,296,747	32,209
Corporate bonds and notes	2,481,250	18,750	2,350,000	147,303	4,831,250	166,053
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$126,212,619	$1,238,647	$ 2,350,000	$ 147,303	$128,562,619	$1,385,950

Approximately 95.2% of the securities above in an unrealized loss position at December 31, 2003 are obligations of U.S. Government-sponsored agencies and mortgage-backed securities issued by U.S. Government-sponsored agencies. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. At December 31, 2003, the Corporation holds one corporate bond with an unrealized loss greater than 12 months. This security has a variable interest rate and the temporary impairment is due to its direct relationship to the decline in market interest rates, rather than to credit quality issues. Overall, the impairments are deemed temporary based on the direct relationship of the declines in fair value to movements in the interest rates, as well as the relatively short duration of the investments and their credit quality.

Securities held to maturity of $13,084,290 and $7,835,498 at December 31, 2003 and 2002, respectively, represent obligations of political subdivisions, usually local municipalities. Estimated fair value at December 31, 2003 and 2002 was $13,357,619 and $8,185,055, respectively. There were no sales of securities held to maturity in 2003, 2002 or 2001. The contractual maturity of these securities at amortized cost is as follows at December 31, 2003: $6,412,644 (fair value of $6,453,731) within one year, $3,704,121 (fair value of $3,830,107) after one year but within five years, $2,404,227 (fair value of $2,449,072) after five years but within ten years and $563,298 (fair value of $624,709) greater than ten years. Securities held to maturity had unrealized gains totaling $297,453 and $349,557 and unrealized losses totaling $24,123 and $0 at December 31, 2003 and 2002, respectively.

Interest and dividend income on securities for the years ended December 31, 2003, 2002 and 2001 was as follows:
	2003	2002	2001
Taxable:
U.S. Treasury securities	$ 87,720	138,646	297,520
Obligations of U.S. Government agencies	3,797,408	4,816,713	5,794,805
Mortgage-backed securities	5,149,582	5,575,333	5,933,499
Corporate bonds and notes	770,233	932,910	907,945
Corporate stocks	406,766	413,482	552,212

Exempt from Federal taxation:
Obligations of states and political subdivisions	1,018,266	1,043,497	1,107,423
Total	$11,229,975	12,920,581	14,593,404

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2003, for debt securities available for sale are as follows:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$ -	-	$ 47,977,616	48,657,334
Mortgage-backed securities	14,517,515	15,077,166	63,195,480	64,001,594
Obligations of states and political subdivisions	1,452,598	1,480,681	8,887,511	9,514,380
Corporate bonds and notes	-	-	2,542,839	2,783,944
Total	$ 15,970,113	16,557,847	$122,603,446	124,957,252

	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$ 59,880,539	59,658,675	$ 10,000,000	10,189,436
Mortgage-backed securities	42,625,921	41,920,057	-	-
Obligations of states and political subdivisions	4,823,508	5,090,329	1,497,694	1,527,461
Corporate bonds and notes	2,500,000	2,481,250	7,373,342	7,892,281
Total	$109,829,968	109,150,311	$ 18,871,036	19,609,178

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $175,564,422 at December 31, 2003, and $162,805,967 at December 31, 2002. This includes mortgage-backed securities totaling $33,899,992 and $42,233,474 (fair value of $34,190,776 and $43,258,600), and obligations of U.S. Government agencies totaling $63,404,507 and $40,115,020 (fair value of $64,170,898 and $41,109,054), and obligations of states/political subdivisions totaling $74,455 and $0 (fair value of $75,417 and $0), pledged to secure securities sold under agreements to repurchase at December 31, 2003 and 2002, respectively.

There are no securities of a single issuer (other than securities of U.S. Government agencies) that exceed 10% of shareholders' equity at December 31, 2003 or 2002.

The Corporation has equity investments in Southern Tier Business Development, LLC and Cephas Capital Partners, L.P. These small business investment companies were established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2003 and 2002, these investments totaled $2,580,008 and $3,147,569, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:
December 31,	2003	2002
Residential mortgages	$87,502,907	$101,035,998
Commercial mortgages	43,917,815	44,966,502
Commercial, financial and agricultural	131,583,152	152,518,010
Consumer loans	127,530,900	134,204,609
Net deferred origination fees and costs, and unearned income	(181,528)	(430,669)
	$390,353,246	$432,294,450

Included in residential mortgages are mortgage loans held for sale of $0 and $208,550 as of December 31, 2003 and 2002, respectively.

Included in consumer loans are student loans totaling $2,026,211 at December 31, 2003 and $4,552,318 at December 31, 2002, which are considered held for sale once these loans enter repayment status. These loans are adjustable rate and their unpaid principal balance approximates their fair value.

Residential mortgages totaling $71,962,384 at December 31, 2003, and $84,704,223 at December 31, 2002, were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

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

The following table summarizes the Corporation's non-performing loans at December 31, 2003 and 2002:
	2003	2002
Non-accrual loans	$11,726,759	$ 9,345,534
Troubled debt restructurings	277,335	3,381,991
Loans 90 days or more past due and still accruing interest	327,401	266,503
Total non-performing loans	$12,331,495	$12,994,028

Other real estate owned	357,213	405,687
Securities on non-accrual	-	1,287,500

Total non-performing assets	$12,688,708	$14,687,215

The total amount of interest income that would have been recorded if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, in 2003 and 2002 was $890,438 and $881,766, respectively. Interest income was recognized in 2003 and 2002 on those loans in the amount of $629,872 and $862,041, respectively. The comparable amounts for 2001 for non-accrual and troubled debt restructured loans at December 31, 2001, were not significant. The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:
	2003	2002	2001
Balances at January 1	$ 7,674,377	5,077,091	4,707,868
Provision charged to operations	4,700,000	3,283,333	1,100,000
Loans charged-off	(2,820,090)	(879,794)	(949,692)
Recoveries	293,972	193,747	218,915
Balances at December 31	$ 9,848,259	7,674,377	5,077,091

At December 31, 2003 and 2002, the recorded investment in loans that are considered to be impaired totaled $11,329,253 and $12,397,648, respectively. Included in the 2003 amount are impaired loans of $4,284,715 for which an impairment allowance has been recognized. The related impairment allowance was $1,194,806. The 2002 amount includes $5,077,705 of impaired loans with a related impairment allowance of $3,142,827. The average recorded investment in impaired loans during 2003, 2002 and 2001 was $10,357,744, $6,126,882 and $849,892, respectively. During 2003, interest income recognized on impaired loans during the period the loans were impaired totaled $483,777, of which $406,746 was recognized on a cash-basis. During 2002, interest income recognized on impaired loans during the period the loans were impaired totaled $331,084, of which $308,232 was recognized on a cash-basis. The interest income recognized on impaired loans in 2001 was not significant.

(5) PREMISES & EQUIPMENT

Premises and equipment at December 31, 2003 and 2002 are as follows:
	2003	2002
Land	$ 3,031,408	3,031,408
Buildings	18,602,260	17,772,109
Equipment and furniture	21,487,006	20,212,147
Leasehold improvements	467,370	434,491
	43,588,044	41,450,155
Less accumulated depreciation and amortization	26,116,437	23,953,739
	$17,471,607	17,496,416

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reconciles reported net income to adjusted net income, as if the provisions of SFAS No. 142 regarding the non-amortization of goodwill were in effect during the year ended December 31, 2001:

2001
Reported net income	$ 8,493,252
Add: Goodwill amortization (not tax deductible)	189,584

Net income, as adjusted	$ 8,682,836

Reported basic earnings per share	$2.10
Add: Goodwill amortization	.04

Basic earnings per share, as adjusted	$2.14

At December 31, 2003, the Corporation had a core deposit intangible asset ("CDI") with a carrying amount of $2,154,315 (original amount of $5,965,793, net of accumulated amortization of $3,811,478) related to the acquisition of deposits from the Resolution Trust Company in 1994. The CDI had a carrying amount of $2,552,034 at December 31, 2002. The amortization expense related to this CDI totaled $397,719 for each of the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, the remaining amortization period for this CDI was approximately 5.4 years. The estimated amortization expense is $397,719 for each of the years ended December 31, 2004 through 2008, with $165,720 in amortization expense in years subsequent to 2008.

(7) DEPOSITS

A summary of deposits at December 31, 2003 and 2002 is as follows:
	2003	2002
Non-interest-bearing demand deposits	$122,363,563	109,602,512
Interest-bearing demand deposits	45,307,669	41,617,222
Insured money market accounts	69,934,907	64,457,270
Savings deposits	111,854,320	104,651,237
Time deposits	201,590,868	221,437,226
	$551,051,327	541,765,467

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $42,943,067 and $44,376,747 at December 31, 2003 and 2002, respectively. Interest expense on such certificates was $1,131,914, $1,675,167 and $3,207,552 for 2002, 2001 and 2000, respectively.

Scheduled maturities of time deposits at December 31, 2003, are summarized as follows:

2004	$127,510,656
2005	31,930,908
2006	12,548,389
2007	24,907,212
2008	4,674,473
2009 and thereafter	19,230
$201,590,868

(8) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2003, 2002 and 2001 is as follows:
	2003	2002	2001
Securities sold under agreements to repurchase:
Balance at December 31	$79,034,796	$78,661,100	$79,457,282
Maximum month-end balance	$87,932,482	$90,269,184	$79,658,810
Average balance during year	$81,892,657	$85,251,981	$68,653,225
Weighted-average rate at December 31	3.87%	4.46%	4.68%
Average rate paid during year	4.15%	4.46%	5.20%

The agreements have remaining contractual maturities of 2 days to 7.2 years at December 31, 2003, with a weighted-average contractual maturity of 3.1 years. Certain of the agreements have call features. At December 31, 2003, the weighted-average period to the earlier of the next call date or the contractual maturity date was approximately seven months.

Information concerning outstanding securities repurchase agreements as of December 31, 2003 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted- Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$ 5,534,796	$ -	0.24%	$ 13,670,100
After 90 days but with one year	-	-	-%	-
After one year but within five years	63,500,000	351,838	4.09%	64,904,482
After five years but within ten years	10,000,000	13,689	4.48%	19,107,554
Total	$ 79,034,796	$ 365,527	3.87%	$ 97,682,136

  The weighted-average remaining term to final maturity was approximately 3.1 years at December 31, 2003. At December 31, 2003, $44.5 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2003 on the callable securities repurchase agreements was 5.36%, with a weighted-average remaining period of approximately 3 months to the call date. At December 31, 2003, $34.5 million of the securities repurchase agreements did not contain call provisions. The weighted-average rate at December 31, 2003 on the non-callable securities repurchase agreements was 1.95%, with a weighted-average term to maturity of approximately 12 months.

  Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable of approximately $1.127 million at December 31, 2003.

(9) FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2003:

Amount	Weighted-Average Rate	Maturity	Call Date
$ 5,000,000	5.41%	December 29, 2005	March 29, 2004
10,000,000	3.72%	September 13, 2007	-
10,000,000	4.41%	October 20, 2008	January 20, 2004
$ 25,000,000	4.34%

Residential mortgages totaling $71,962,384 at December 31, 2003, were pledged under a blanket collateral agreement for the Corporation's advances with the FHLB.

(10) INCOME TAXES

For the years ended December 31, 2003, 2002 and 2001, income tax expense attributable to income from operations consisted of the following:
	2003	2002	2001
Current:
State	$ 278,474	201,217	414,260
Federal	3,341,142	3,484,431	3,815,723
	3,619,616	3,685,648	4,229,983
Deferred (benefit) expense	(1,082,795)	(1,464,115)	(238,355)
	$ 2,536,821	2,221,533	3,991,628

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:
	2003	2002	2001
Tax computed at statutory rate	$ 3,226,692	2,978,885	4,244,859
Tax-exempt interest	(599,731)	(539,655)	(569,665)
Dividend exclusion	(38,002)	(31,073)	(43,718)
State taxes, net of Federal impact	39,013	(53,265)	243,268
Nondeductible interest expense	46,273	58,537	70,417
Other items, net	(137,424)	(191,896)	46,467
Actual income tax expense	$ 2,536,821	2,221,533	3,991,628

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:
	2003	2002
Deferred tax assets:
Allowance for loan losses-book	$ 3,835,896	2,989,169
Accrual for employee benefit plans	972,659	866,427
Deferred loan fees	70,706	166,994
Deferred compensation and directors' fees	805,433	688,537
Corporate bond write-down	-	391,748
Other	240,112	144,119
Total gross deferred tax assets	5,924,806	5,246,994
Deferred tax liabilities:
Depreciation	152,134	180,842
Prepaid pension	4,110	189,206
Net unrealized gains on securities available for sale	3,677,634	4,921,325
Securities discount accretion	48,999	291,543
Other	88,607	37,243
Total gross deferred tax liabilities	3,971,484	5,620,159
Net deferred tax asset (liability)	$ 1,953,322	(373,165)

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2003 and 2002:
	2003	2002
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$17,637,785	15,549,988
Service cost	511,270	430,785
Interest cost	1,124,145	1,084,151
Plan amendments	-	78,435
Actuarial loss	744,211	1,409,941
Benefits paid	(942,605)	(915,515)
Projected benefit obligation at end of year	$19,074,806	17,637,785

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$15,097,815	18,198,375
Actual return (loss) on plan assets	2,821,233	(2,137,531)
Employer contributions	290,680	-
Expenses paid	(46,781)	(47,514)
Benefits paid	(942,605)	(915,515)
Fair value of plan assets at end of year	$17,220,342	15,097,815

(Unfunded) funded status	$(1,854,464)	(2,539,970)
Unrecognized net transition obligation being recognized over 10 years	280,350	350,238
Unrecognized prior service cost	562,306	643,658
Unrecognized net actuarial loss	1,492,867	2,415,539
Prepaid pension cost	$ 481,059	869,465

The accumulated benefit obligation at December 31, 2003 and 2002 was $16,028,519 and $14,822,358, respectively.

During 2003, the Corporation contributed $290,680 to the defined benefit pension plan. The contribution to the defined benefit pension plan for 2004 has been estimated at $300,000.

Net periodic pension expense (income) in 2003, 2002 and 2001 was comprised of the following:
	2003	2002	2001
Service cost, benefits earned during the year	$ 511,270	430,785	343,187
Interest cost on projected benefit obligation	1,124,145	1,084,151	1,028,972
Expected return on plan assets	(1,170,826)	(1,331,901)	(1,419,320)
Net amortization and deferral	214,497	115,569	(147,563)
Net periodic pension expense (income)	$ 679,086	298,604	(194,724)

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2003, 2002 and 2001 were as follows:
	2003	2002	2001
Discount rate	6.25%	6.50%	7.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 were as follows:
	2003	2002	2001
Discount rate	6.50%	7.00%	7.50%
Expected long-term rate of return on assets	8.00%	7.50%	7.50%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The expected long-term rate of return on pension assets is selected by taking into account the expected duration of the Projected Benefit Obligation (PBO) for the plan, and the asset mix of the plan. Accounting guidance calls for the rate of return to be the rate to be earned over the period until the benefits represented by the current PBO are paid. The expected return on plan assets is based on the Corporation's expectation of historical long-term average rates of return on the different asset classes held in the pension fund. This is reflective of the current and projected asset mix of the funds and considers the historical returns earned on our asset allocation and the duration of the plan liabilities. Thus, we have taken a historical approach to the development of the expected return on asset assumption. The Corporation believes that fundamental changes in the markets cannot be predicted over the long-term. Rather, historical returns, realized across numerous economic cycles, should be representative of the market return expectations applicable to the funding of a long-term benefit obligation.

Based on our target asset allocation and the review of historical returns of the respective asset classes less investment management fees and expenses, our expected long-term rate of return for our 2003 Net Periodic Benefit Cost was 8%.

Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of under performance.

The Corporation's pension plan weighted-average asset allocation at December 31, 2003 and 2002, by asset category are as follows:
Asset Category	Target Asset Allocation	% of Plan Assets at December 31,
		2003	2002
Equity securities	40% - 75%	70%	61%
Debt securities	20% - 50%	23%	23%
Cash	0% - 20%	7%	16%
Total		100%	100%

In determining the asset allocation, our investment manager recognizes our desire for funding and expense stability, the long-term nature of the pension obligation and current and projected cash. An asset allocation analysis is performed to determine the long-term targets for the major asset classes of equity, debt and cash using an Efficient Frontier model. Based upon the analysis, we determined our present target asset allocation of 60% equity securities, 35% debt securities and 5% cash. The pension fund is actively managed within the target asset allocation ranges.

As of December 31, 2003 and 2002, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service. The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation. Expense under the plan totaled $206,830, $565,606, and $687,724 for the years ended December 31, 2003, 2002 and 2001, respectively. The plan's assets at December 31, 2003 and 2002, include 262,823 and 261,452 shares, respectively, of Chemung Financial Corporation common stock, as well as common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

The Corporation sponsors a defined benefit health care plan that provides postretirement medical, dental and prescription drug benefits to full-time employees who meet minimum age and service requirements. Postretirement life insurance benefits are also provided to certain employees who retired prior to July 1981. The plan is contributory, with retiree contributions reviewed annually, and contains other cost sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes that are consistent with the Corporation's expressed intent to increase the retiree contribution rate regularly. The Corporation has established an annual cap for employer provided benefits of $10,800 prior to Medicare eligibility and $3,600 after Medicare eligibility.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2003 and 2002:
Changes in accumulated postretirement benefit obligation:	2003	2002
Accumulated postretirement benefit obligation at beginning of year	$ 4,308,516	3,069,672
Service cost	60,000	51,000
Interest cost	258,000	263,000
Participant contributions	106,739	98,819
Plan amendments	-	1,109,000
Actuarial (gain) loss	(179,830)	8,326
Benefits paid	(273,534)	(291,301)
Accumulated postretirement benefit obligation at end of year	$ 4,279,891	4,308,516

Accrued postretirement benefit cost:
Unfunded postretirement benefit obligation end of year	$ (4,279,891)	(4,308,516)
Unrecognized prior service cost	1,235,000	1,348,000
Unrecognized net actuarial loss	542,906	728,736
Accrued postretirement benefit cost at end of year, included in other liabilities	$ (2,501,985)	(2,231,780)

During 2002, the Corporation amended the postretirement plan to increase the maximum annual amount of benefits provided under the plan. This amendment resulted in a $1.1 million increase in the accumulated postretirement benefit obligation. This unrecognized prior service cost will be amortized into net periodic postretirement benefit cost over the average period to full eligibility of each participant active at the date of the amendment, who was not fully eligible for the benefits at that date (approximately 13 years).

The components of net periodic post-retirement benefit cost for the years ended December 31, 2003, 2002 and 2001 are as follows:
	2003	2002	2001
Service cost	$ 60,000	51,000	25,000
Interest cost	258,000	263,000	210,000
Net amortization and deferral	119,000	115,000	47,000
Net periodic postretirement benefit cost	$ 437,000	429,000	282,000

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2003, 2002 and 2001 were as follows:
	2003	2002	2001
Discount rate	6.25%	6.50%	7.00%

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 were as follows:
	2003	2002	2001
Discount rate	6.50%	7.00%	7.50%

The principal actuarial assumptions used in determining health care cost trends rates at December 31, 2003, 2002 and 2001 were as follows:
	2003	2002	2001
Health care cost trend rate assumed for next year	8.50%	9.25%	8.00%
Rate to which the cost trend rate is assumed to decline	4.75%	4.75%	5.00%
Year that the rate reaches the ultimate rate	2009	2009	2008

The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate was increased one percent in each year, the accumulated postretirement benefit obligation as of December 31, 2003, would have increased by 4.0%, and the aggregate of service and interest cost would have increased by 3.5%. If the health care cost trend rate was decreased one percent in each year, the accumulated postretirement benefit obligation as of December 31, 2003, would have decreased by 4.2%, and the aggregate of service and interest cost would have decreased by 3.8%.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In accordance with FASB Staff Position No. 106-1, the Corporation has elected to defer recognition of this Act at this time. The APBO and net periodic postretirement benefit cost, do not reflect the effect of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and guidance, when issued, could require a change to previously reported information.

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded and as of December 31, 2003 and 2002, the projected benefit obligation was $664,276 and $754,347, respectively. The accumulated benefit obligation at December 31, 2003 and 2002 was $460,063 and $370,811, respectively. As of December 31, 2003 and 2002, the Corporation had an accrued benefit liability of $470,505 and $383,698, respectively, related to this plan. The Corporation recorded an expense of $107,728, $77,605 and $85,157 related to this plan during 2003, 2002 and 2001, respectively.

(12) RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with, the Corporation in the ordinary course of business. All loans and commitments included as part of such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans and commitments, which did not involve more than normal risk of collectibility or present other unfavorable features, are summarized as follows for the years ended December 31, 2003 and 2002:
	2003	2002
Balance at beginning of year	$15,098,318	16,166,974
New loans or additional advances	18,839,052	18,172,041
Repayments	(19,170,718)	(19,240,697)
Balance at end of year	$14,766,652	15,098,318

(13) EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:
	2003	2002	2001
Data processing services	$2,518,546	2,751,182	2,812,299
Equipment and computer maintenance	734,810	674,239	611,751
Advertising	682,115	753,427	729,223
Amortization of core deposit intangible	397,719	397,719	397,719
Amortization of goodwill	-	-	189,584

(14) COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. Commitments to outside parties under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans totaled $5,775,476, $126,686,719 and $5,003,678, respectively, at December 31, 2003. Commitments to outside parties under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans totaled $4,276,819, $122,449,408 and $4,659,585, respectively, at December 31, 2002. Because many commitments and almost all standby letters of credit expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Loan commitments and unused lines of credit have off-balance sheet credit risk because only origination fees are recognized on the consolidated balance sheet until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Corporation does not anticipate losses as a result of these transactions. These commitments also have off-balance sheet interest rate risk in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $5.775 million at December 31, 2003 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. Standby letters of credit amounts to collateral ratios will generally range from 75% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2003 was not significant.

At December 31, 2003, the Corporation had outstanding commitments totaling $111,375 to fund equity investments in Southern Tier Business Development, LLC.

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

(15) SHAREHOLDERS' EQUITY

Under Federal Reserve regulations, the Bank is limited to the amount it may loan to the Corporation. At December 31, 2003, the maximum amount available for transfer from the Bank to the Corporation in the form of secured loans was $1,814,606. The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2003, approximately $4.3 million was available for the declaration of dividends from the Bank to the Corporation.

(16) PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):
BALANCE SHEETS - DECEMBER 31	2003	2002
Assets:
Cash on deposit with subsidiary bank	$ 614,864	1,138,010
Investment in subsidiary-Chemung Canal Trust Company	76,438,879	74,785,553
Investment in subsidiary-CFS Group, Inc.	184,663	193,561
Dividends receivable from subsidiary bank	859,415	868,831
Securities available for sale, at estimated fair value	175,196	158,570
Other assets	2,714,819	3,215,201
Total assets	$80,987,836	80,359,726
Liabilities and shareholders' equity:
Dividends payable	859,415	868,831
Other liabilities	135,549	63,718
Total liabilities	994,964	932,549
Shareholders' equity:
Total shareholders' equity	79,992,872	79,427,177
Total liabilities and shareholders' equity	$80,987,836	80,359,726
STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2003	2002	2001
Dividends from subsidiary bank	$ 3,450,216	9,049,418	5,083,798
Interest and dividend income	6,848	14,699	87,215
Net gain on sales of securities	-	-	60,000
Other income (loss)	196,389	180,277	(270,166)
Operating expenses	(114,973)	(108,001)	(105,181)
Income before impact of subsidiaries' earnings and distributions and income taxes	3,538,480	9,136,393	4,855,666
Distributions from Chemung Canal Trust Company in excess of earnings	-	(2,607,829)	-
Equity in undistributed earnings of Chemung Canal Trust Company	3,364,713	-	3,578,823
Equity in losses of CFS Group, Inc.	(8,898)	(11,297)	(45,142)
Income before income tax benefit	6,894,295	6,517,267	8,389,347
Income tax benefit	59,156	22,626	103,905
Net Income	$ 6,953,451	6,539,893	8,493,252

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2003	2002	2001
Cash flows from operating activities:
Net Income	$ 6,953,451	6,539,893	8,493,252
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from Chemung Canal Trust Company in excess of earnings	-	2,607,829	-
Equity in undistributed earnings of Chemung Canal Trust Company	(3,364,713)	-	(3,578,823)
Equity in losses of CFS Group, Inc.	8,898	11,297	45,142
Net gain on sales of securities	-	-	(60,000)
Decrease (increase) in dividend receivable	9,416	42,941	(25,043)
Decrease (increase) in other assets	494,038	(212,699)	(581,442)
Increase in other liabilities	73,524	32,429	6,286
Distribution of employee stock bonus	-	8,415	-
Distribution of restricted stock units for directors' deferred compensation plan	18,139	17,386	16,845
Net cash provided by operating activities	4,192,753	9,047,491	4,316,217
Cash flow from investing activities:
Proceeds from sale of securities available for sale	-	-	1,060,000
Net cash provided by investing activities	-	-	1,060,000
Cash flow from financing activities:
Cash dividends paid	(3,459,631)	(3,592,359)	(3,558,754)
Purchase of treasury stock	(1,286,980)	(5,332,630)	(2,343,383)
Sale of treasury stock	30,712	-	629,471
Net cash used in financing activities	(4,715,899)	(8,924,989)	(5,272,666)
(Decrease) increase in cash and cash equivalents	(523,146)	122,502	103,551
Cash and cash equivalents at beginning of year	1,138,010	1,015,508	911,957
Cash and cash equivalents at end of year	$ 614,864	1,138,010	1,015,508

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis. The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2003 and 2002.

Accrued Interest Receivable and Payable

For these short term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2003 and 2002 are as follows (dollars in thousands):
	2003		2002
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from banks	$ 24,986	24,986	28,837	28,837
Federal funds sold	12,400	12,400	-	-
Interest-bearing deposits	684	684	227	227
Securities	296,005	296,278	264,989	265,339
Net loans	380,505	389,210	424,620	437,102
Accrued interest receivable	3,270	3,270	3,562	3,562
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$349,460	349,460	320,328	320,328
Time deposits	201,591	206,601	221,437	226,791
Securities sold under agreements to repurchase	79,035	86,322	78,661	82,612
Federal Home Loan Bank advances	25,000	27,479	40,750	41,767
Accrued interest payable	1,124	1,124	1,482	1,482
Dividends payable	859	859	869	869

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations). Management believes that, as of December 31, 2003 and 2002, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:
	Actual Capital		Required Ratios
	Amount	Ratio	Minimum Capital Adequacy	Classification as Well Capitalized
As of December 31, 2003
Total Capital(to Risk Weighted Assets):
Consolidated	$79,111,872	17.61%	8.00%	10.00%
Bank	$75,530,684	16.92%	8.00%	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$70,544,317	15.70%	4.00%	6.00%
Bank	$67,024,654	15.02%	4.00%	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$70,544,317	9.62%	3.00%	5.00%
Bank	$67,024,654	9.18%	3.00%	5.00%

As of December 31, 2002
Total Capital(to Risk Weighted Assets):
Consolidated	$76,223,377	16.12%	8.00%	10.00%
Bank	$71,545,475	15.25%	8.00%	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$67,750,969	14.33%	4.00%	6.00%
Bank	$63,133,393	13.45%	4.00%	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$67,750,969	9.26%	3.00%	5.00%
Bank	$63,133,393	8.67%	3.00%	5.00%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 12, 2004	By /s/ Jan P. Updegraff
Jan P. Updegraff President and Chief Executive Officer
DATED: MARCH 12, 2004	By /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Robert E. Agan	Director
/s/ David J. Dalrymple David J. Dalrymple	Director	March 12, 2004
Robert H. Dalrymple	Director
/s/ William D. Eggers William D. Eggers	Director	March 12, 2004
Frederick Q. Falck	Director
/s/ Stephen M. Loundsberry, III Stephen M. Lounsberry, III	Director	March 12, 2004
Thomas K. Meier	Director
/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 12, 2004
/s/ John F. Potter John F. Potter	Director	March 12, 2004
/s/ Charles M. Streeter, Jr. Charles M. Streeter, Jr.	Director	March 12, 2004
Richard W. Swan	Director
William C. Ughetta	Director
/s/ Nelson Mooers van den Blink Nelson Mooers van den Blink	Director	March 12, 2004
/s/ Jan P. Updegraff Jan P. Updegraff	Director, President & Chief Executive Officer	March 12, 2004

EXHIBIT INDEX
3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and is incorporated herein by reference)
3.2

Certificate of Amendment to the Certificate of Incorporation (Filed with the Secretary of State of New York on April 1, 1988, incorporated herein by reference to Exhibit A of the Registrant's Form 10-K for the year ended December 31, 1988, File No. 0-13888)

3.3	Bylaws (Filed as Exhibit A to Registrant's Form 10-Q for the quarter ended March 31, 2003, File No. 0-13888, and incorporated by reference herein)

4	Instruments Defining the Rights of Security Holders
4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)

10.1	Employment Agreement, dated as of November, 2000 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. Filed herewith.
10.2	Extension of Employment Agreements. Filed herewith.
10.3	Deferred Directors Fee Plan (filed as Exhibit 10.1 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)
10.4

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer (filed as Exhibit 10.2 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)

10.5

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President ((filed as Exhibit 10.4 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)

21	Subsidiaries of the registrant. Filed herewith.

23	Consent of KPMG LLP, Independent Auditors. Filed herewith.

31.1	Certification of President and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.