Form 10-Q
period 2004-03-31
CHEMUNG FINANCIAL CORP
filed 2004-05-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2004

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

YES XX NO

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 30, 2004 was 3,718,756.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS
Cash and due from banks	$ 22,097,102	24,985,636
Federal funds sold	25,850,000	12,400,000
Interest-bearing deposits with other financial institutions	182,476	684,142
Total cash and cash equivalents	48,129,578	38,069,778

Securities available for sale, at estimated fair value	286,629,427	282,920,294
Securities held to maturity, estimated fair value of $15,542,836 at March 31, 2004 and $13,357,619 at December 31, 2003	15,095,151	13,084,290
Loans, net of deferred origination fees and costs, and unearned income	387,465,421	390,353,246
Allowance for loan losses	(10,267,619)	(9,848,259)
Loans, net	377,197,802	380,504,987

Premises and equipment, net	17,124,678	17,471,607
Goodwill	1,516,666	1,516,666
Other intangible assets, net	2,054,885	2,154,315
Other assets	10,498,901	11,487,546

Total assets	$758,247,088	747,209,483

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$120,209,719	122,363,563
Interest-bearing	430,219,770	428,687,764
Total deposits	550,429,489	551,051,327
Securities sold under agreements to repurchase	87,943,178	79,034,796
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued interest payable	1,153,630	1,124,186
Dividends payable	856,680	859,415
Other liabilities	10,442,775	10,146,887

Total liabilities	675,825,752	667,216,611

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2004 and December 31, 2003	43,001	43,001
Capital surplus	22,542,456	22,506,573
Retained earnings	66,058,338	64,750,787
Treasury stock, at cost (575,442 shares at March 31, 2004; 563,546 shares at December 31, 2003)	(13,484,993)	(13,071,791)
Accumulated other comprehensive income	7,262,534	5,764,302

Total shareholders' equity	82,421,336	79,992,872

Total liabilities and shareholders' equity	$758,247,088	747,209,483

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Three Months Ended
	March 31,
INTEREST AND DIVIDEND INCOME	2004	2003

Loans	$ 6,008,939	7,196,127
Securities	3,227,377	2,916,515
Federal funds sold	35,592	41,309
Interest-bearing deposits	1,161	1,417

Total interest and dividend income	9,273,069	10,155,368

INTEREST EXPENSE

Deposits	1,721,219	2,396,974
Borrowed funds	272,359	277,420
Securities sold under agreements to repurchase	816,706	905,602

Total interest expense	2,810,284	3,579,996

Net interest income	6,462,785	6,575,372
Provision for loan losses	500,000	600,000

Net interest income after provision for loan losses	5,962,785	5,975,372

Other operating income:
Trust & investment services income	1,140,840	1,083,142
Service charges on deposit accounts	1,049,919	794,179
Net gain on securities transactions	218,961	540,000
Credit card merchant earnings	310,342	271,990
Other	513,929	476,038
Total other operating income	3,233,991	3,165,349

Other operating expenses:
Salaries and wages	2,297,726	2,390,298
Pension and other employee benefits	748,724	808,354
Net occupancy expenses	575,442	524,077
Furniture and equipment expenses	474,820	468,529
Amortization of intangible assets	99,430	99,430
Other	1,903,969	1,970,999
Total other operating expenses	6,100,111	6,261,687

Income before income tax expense	3,096,665	2,879,034
Income tax expense	932,434	853,455

Net income	$ 2,164,231	2,025,579

Weighted average shares outstanding	3,798,596	3,832,298

Earnings per share	$0.57	$0.53

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2002	$ 43,001	22,355,407	61,247,551	(11,826,290)	7,607,508	79,427,177

Comprehensive Income:
Net income	-	-	2,025,579	-	-	2,025,579
Other comprehensive loss	-	-	-	-	(371,820)	(371,820)
Total comprehensive income						1,653,759
Restricted stock units for directors' deferred compensation plan	-	40,736	-	-	-	40,736
Cash dividends declared ($.23 per share)	-	-	(865,908)	-	-	(865,908)
Distribution of restricted stock units for directors' deferred compensation plan	-	(17,225)	-	18,917	-	1,692
Purchase of 13,545 shares of treasury stock	-	-	-	(368,167)	-	(368,167)

Balances at March 31, 2003	$ 43,001	22,378,918	62,407,222	(12,175,540)	7,235,688	79,889,289

Balances at December 31, 2003	$ 43,001	22,506,573	64,750,787	(13,071,791)	5,764,302	79,992,872
Comprehensive Income:
Net income	-	-	2,164,231	-	-	2,164,231
Other comprehensive income	-	-	-	-	1,498,232	1,498,232
Total comprehensive income						3,662,463
Restricted stock units for directors' deferred compensation plan	-	35,883	-	-	-	35,883
Cash dividends declared ($.23 per share)	-	-	(856,680)	-	-	(856,680)
Purchase of 11,896 shares of treasury stock	-	-	-	(413,202)	-	(413,202)

Balances at March 31, 2004	$ 43,001	22,542,456	66,058,338	(13,484,993)	7,262,534	82,421,336

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Three Months Ended
	March 31
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003

Net income	$ 2,164,231	2,025,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Amortization of intangible assets	99,430	99,430
Provision for loan losses	500,000	600,000
Depreciation and amortization	563,717	549,952
Net amortization of premiums and discounts on securities	80,882	491,912
Gain on sales of mortgage loans held for sale, net	(16,422)	(13,127)
Proceeds from the sales of mortgage loans held for sale	974,597	1,665,127
Mortgage loans originated and held for sale	(958,175)	(1,793,000)
Net gain on securities transactions	(218,961)	(540,000)
Decrease (increase) in other assets	1,039,299	(386,614)
Increase (decrease) in accrued interest payable	29,444	(48,744)
Expense related to restricted stock units for directors' deferred compensation plan	35,883	40,736
Decrease in other liabilities	(3,697,925)	(3,114,739)
Net cash provided by (used in) operating activities	596,000	(423,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	3,223,168	1,312,552
Proceeds from maturities of and principal collected on securities available for sale	26,265,587	49,631,926
Proceeds from maturities of and principal collected on securities held to maturity	239,140	266,766
Purchases of securities available for sale	(25,567,765)	(15,905,845)
Purchases of securities held to maturity	(4,250,000)	(269,855)
Purchases of premises and equipment	(216,788)	(187,322)
Net decrease in loans	1,620,378	3,041,821
Proceeds from sales of student loans	1,136,153	2,109,862
Net cash provided by investing activities	2,449,873	39,999,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	537,244	9,107,864
Net (decrease) increase in time deposits and individual retirement accounts	(1,159,082)	2,315,634
Net increase in securities sold under agreements to repurchase	8,908,382	9,162,031
Repayments of Federal Home Loan Bank advances	-	(15,750,000)
Purchase of treasury stock	(413,202)	(368,167)
Cash dividends paid	(859,415)	(868,831)
Net cash provided by financing activities	7,013,927	3,598,531

Net increase in cash and cash equivalents	10,059,800	43,174,948
Cash and cash equivalents, beginning of period	38,069,778	30,052,087
Cash and cash equivalents, end of period	$48,129,578	73,227,035

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 3,780,842	3,628,740
Income Taxes	$ 3,501,600	3,670,305
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 50,654	76,323
Adjustment of securities available for sale to fair value, net of tax	$ 1,498,232	(371,820)
(Purchase) sale of securities pending settlement	$(3,037,938)	462,500

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Chemung Financial Corporation (the "Corporation"), through its wholly owned subsidiaries, Chemung Canal Trust Company (the "Bank") and CFS Group, Inc., a financial services company, provides a wide range of banking, financing, fiduciary and other financial services to its local market area. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

The data in the consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated financial statements in the Corporation's 2003 Annual Report on Form 10-K. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2003 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2004 and December 31, 2003, and results of operations and changes in shareholders' equity for the three-month periods ended March 31, 2004 and 2003, and cash flows for the three-month periods ended March 31, 2004 and 2003. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,798,596 and 3,832,298 weighted average shares outstanding for the three-month periods ended March 31, 2004 and 2003, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three-month periods ended March 31, 2004 or 2003.

3. Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation had $6.0 million of standby letters of credit outstanding at March 31, 2004. The fair value of those standby letters of credit was not significant.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN No.46 was effective for all VIE's created after January 31, 2003. However, the FASB had postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN No. 46 ("FIN No. 46R"), which further delayed this effective date until March 31, 2004 for VIE's created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003. The Corporation does not have any special purpose entities and the adoption of FIN No. 46 had no impact on the Corporation's consolidated financial statements at December 31, 2003. The adoption of FIN No. 46R at March 31, 2004 did not have a material impact on the Corporation's consolidated financial statements.

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

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At March 31, 2004	At December 31, 2003

Original core deposit intangible amount	$ 5,965,793	5,965,793
Less: Accumulated amortization	3,910,908	3,811,478

Carrying amount	$ 2,054,885	2,154,315

Amortization expense for the three months ended March 31, 2004 and 2003 related to the CDI was $99,430. As of March 31, 2004, the remaining amortization period for this CDI was approximately 5.1 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2004 through 2008, with $165,720 in aggregate amortization expense in years subsequent to 2008.

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

Comprehensive income for the three-month periods ended March 31, 2004 and 2003 was $3,662,463 and $1,653,759, respectively. The following summarizes the components of other comprehensive income:

Other Comprehensive Income	Three Months Ended March 31
	2004	2003
Unrealized net holding gains (losses) on securities available for sale, net of tax (pre-tax amounts of $2,673,068 and ($69,042) for the respective periods indicated)	$1,631,908	(42,150)
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $218,961 and $540,000 for the respective periods indicated)	(133,676)	(329,670)
Total other comprehensive income (loss)	$1,498,232	(371,820)

6. Components of Quarterly Net Periodic Benefit Cost

Three Months Ended March 31,	2004	2003
Qualified Pension
Service cost, benefits earned during the period	$ 140,500	127,750
Interest cost on projected benefit obligation	289,500	281,000
Expected return on plan assets	(322,500)	(289,000)
Net amortization and deferral	40,000	37,750
Net periodic pension expense	$ 147,500	157,500

Three Months Ended March 31,	2004	2003
Supplemental Pension
Service cost, benefits earned during the period	$ 3,131	3,475
Interest cost on projected benefit obligation	10,216	11,188
Expected return on plan assets	-	-
Net amortization and deferral	7,958	5,995
Net periodic pension expense	$ 21,305	20,658

Three Months Ended March 31,	2004	2003
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 16,500	16,500
Interest cost on projected benefit obligation	64,750	64,750
Expected return on plan assets	-	-
Net amortization and deferral	31,250	31,250
Net periodic pension expense	$ 112,500	112,500

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three month period ended March 31, 2004, with comparisons to the comparable period in 2003, as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2003 Annual Report on Form 10-K, should be read in conjunction with this review. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Critical Accounting Policies, Estimates and Risks and Uncertainties

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

Financial Condition

Consolidated assets at March 31, 2004 totaled $758.2 million, an increase of $11.0 million or 1.5% since the beginning of the year. Total loans, net of unearned income and deferred fees and costs, decreased by $2.9 million or 0.7% from December 31, 2003 to March 31, 2004. Approximately $2.2 million of this decrease was in the consumer loan portfolio, affected primarily by declines in consumer installment and home equity loans of $2.2 million and $913 thousand, respectively. The installment loan decrease continues to be impacted by the extremely competitive pricing environment for indirect auto loans. The above consumer loan decreases were offset to some extent primarily by a $976 thousand seasonal increase in student loans. The residential mortgage portfolio decreased $416 thousand during the first quarter, and total commercial loans, including commercial mortgages were down $281 thousand.

The composition of the loan portfolio is summarized as follows:
	March 31, 2004	December 31, 2003
Residential mortgages	$ 86,861,830	$ 87,277,896
Commercial mortgages	42,671,773	43,827,026
Commercial, financial and agricultural	132,457,660	131,583,152
Consumer loans	125,474,158	127,665,172
	$387,465,421	$390,353,246

The available for sale segment of the securities portfolio totaled $286.6 million at March 31, 2004, compared to $282.9 million at the end of 2003, an increase of $3.7 million or 1.3%. At amortized cost, the available for sale portfolio was up $1.3 million since year-end 2003. This increase is primarily reflected in a $6.9 million increase in mortgage backed securities, offset to some extent primarily by a $6.2 million decrease in federal agency bonds. The decline in federal agency bonds was impacted by the fact that with the decrease in interest rates during the month of March, approximately $18.2 million of federal agency bonds were called. Additionally, the Corporation sold a $3.0 million agency bond in March, realizing a pre-tax gain on the sale of $219 thousand. Unrealized appreciation related to the available for sale portfolio increased $2.4 million since the beginning of the year, reflective of the impact on the bond portfolio of lower mid to long term rates. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $15.1 million at amortized cost as of March 31, 2004, an increase of $2.0 million since year-end 2003.

The $10.1 million increase in total cash and cash equivalents is due to a $13.5 million increase in federal funds sold, offset somewhat by a $2.9 million decrease in cash and due from banks as well as a $502 thousand reduction in interest-bearing deposits. The increase in federal funds sold is related to the volume of federal agency bonds called during the month of March. As of quarter-end, all of the proceeds from these calls had not been re-invested, however, the Corporation utilized proceeds from these called bonds to purchase an additional $14.8 million in federal agency bonds during the month of April.

Deposits at March 31, 2004 totaled $550.4 million, a decrease of $622 thousand or 0.1% as compared to December 31, 2003. Period-end public fund deposit balances (primarily local municipal deposits) were up $10.6 million. Other period-end balances decreased $11.2 million, impacted primarily by lower insured money market, time and Now account balances, offset to some extent by higher savings balances. The $8.9 million increase in securities sold under agreements to repurchase reflects an increase in security purchases leveraged with repurchase agreements through the Federal Home Loan Bank of New York.

Asset Quality

Non-performing loans at March 31, 2004 totaled $11.690 million as compared to $12.331 million at December 31, 2003, a decrease of $641 thousand. Loans in non-accrual status decreased $379 thousand. During the first quarter of 2004, one relationship totaling $358 thousand was added to the non-accrual category, with this addition offset by principal reductions on other non-accruing loans. The reduction in non-performing loans was also significantly impacted by a $250 thousand decrease in accruing loans past due 90 days or more, this decrease related primarily to a decrease in residential mortgage loans in this category.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	March 31, 2004	December 31, 2003
Non-accrual loans	$ 11,348	11,727
Troubled debt restructurings	265	277
Accruing loans past due 90 days or more	77	327
Total non-performing loans	$ 11,690	12,331
Other real estate owned	374	357
Total non-performing assets	$ 12,064	14,688

In addition to non-performing loans, as of March 31, 2004, the Corporation, through its loan review function, has identified 23 commercial loan relationships totaling $16.710 million in potential problem loans, as compared to $16.874 million (22 relationships) at December 31, 2003. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. With the level of non-performing and classified relationships beginning to stabilize, and seeing some positive indications of improving business conditions for these clients, the Corporation reduced its provision for loan losses during the first quarter of 2004 to $500 thousand as compared to $600 thousand during the first three months of 2003. At March 31, 2004, the Corporation's allowance for loan losses totaled $10.268 million, resulting in a coverage ratio of allowance to non-performing loans of 87.8%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first quarter of 2004 totaled $80 thousand as compared to $1.961 million during the first quarter of 2003. This $1.881 million decrease was due to the fact that during the first quarter of 2003, the Corporation charged-off $1.9 million of a commercial relationship. The allowance for loan losses to total loans at March 31, 2004 was 2.65% as compared to 2.52% as of December 31, 2003.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Three Months Ended March 31
	2004	2003
Balance at beginning of period	$ 9,848	7,674
Charge-offs:
Commercial, financial and agricultural	-	(1,900)
Commercial mortgages	-	-
Residential mortgages	-	(2)
Consumer loans	(157)	(132)
Total	(157)	(2,034)
Recoveries:
Commercial, financial and agricultural	14	15
Commercial mortgages	-	-
Residential mortgages	-	2
Consumer loans	63	56
Total	77	73
Net charge-offs	(80)	(1,961)
Provision charged to operations	500	600
Balance at end of period	$10,268	6,313

Results of Operations

Net income for the first quarter totaled $2.164 million, an increase of $138 thousand or 6.8% as compared to first quarter 2003 net income of $2.026 million. Earnings per share increased 7.5% from $0.53 to $0.57 per share on 33,702 fewer average shares outstanding. While the interest rate environment and lower average loan balances continued to put pressure on net interest income and margin, this issue was offset by a lower provision for loan loss expense, higher non-interest income and a reduction in operating expenses.

Net interest income before the provision for loan losses was down $113 thousand or 1.7%. Despite a $10.6 million or 1.5% increase in average earning assets, total interest and dividend income decreased $882 thousand or 8.7% from $10.155 million in the first quarter of 2003 to $9.273 million in the first quarter of 2004, as the yield on earning assets declined 65 basis points from 5.97% to 5.32%. Due primarily to the decrease in loans throughout 2003, average loan balances were down $40.0 million compared to first quarter 2003 averages, with the yield down 59 basis points to 6.23%. While the average balance of the securities portfolio increased $49.3 million or 19.9%, the yield on these investments was down 41 basis points to 4.37%. Average fed funds sold and interest-bearing deposits increased $1.3 million, with the yield down 26 basis points to 0.93%.

Total average funding liabilities increased $5.5 million or 0.8% when compared to the first quarter of 2003 due to a $6.4 million increase in average deposits. Average non-interest bearing demand deposits were up $10.9 million due to increases in both personal and non-personal average balances. Increases in average insured money market and Now account balances of $7.3 million and $3.6 million, respectively, were due primarily to higher average public fund balances. An increase in average personal savings balances was the primary factor in the $6.1 million increase in average savings accounts. The above increases were offset somewhat by a $21.5 million decrease in average time deposits. All other average funding liabilities were down $914 thousand due to lower average overnight borrowings under our line of credit with the Federal Home Loan Bank of New York. Average interest bearing liabilities decreased $5.4 million or 1.0% compared to first quarter 2003 averages, and interest expense decreased $770 thousand or 21.5% as the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), was down 50 basis points to 1.70%. The resulting net interest margin for the first quarter of 2004 of 3.71% was 15 basis points lower than the first quarter 2003 margin of 3.86%.

The provision for loan losses during the first quarter of 2004 totaled $500 thousand as compared to $600 thousand during the first quarter of 2003, a decrease of $100 thousand. As discussed more fully under the "Asset Quality" section of this report.

Despite a $321 thousand decrease in net gains on securities transactions, total non-interest income increased $69 thousand or 2.2% when compared to the first quarter of 2003. During the first quarter of 2003, the Corporation realized gains of $540 thousand on the sale of $1.5 million of a previously classified non-performing corporate bond. During the first quarter of 2004, the Corporation realized a gain of $219 thousand on the sale of a $3.0 million federal agency bond. Excluding the gains on securities transactions, all other non-interest income increased $390 thousand or 14.8%, significantly impacted by a $256 thousand increase in service charges on deposit accounts. This increase is related primarily to the introduction of a courtesy pay, overdraft privilege program during the second quarter of 2003. Other areas of note include a $58 thousand increase in fees generated by the $1.3 billion managed by our Trust and Investment Center, reflective of the impact of improved market performance when compared to last year. Additionally, we realized a $39 thousand increase in revenue generated by CFS Group, Inc., and a $38 thousand increase in credit card merchant earnings.

Operating expenses were $162 thousand or 2.6% lower than the comparable period last year. Much of this decrease can be traced to measures taken during 2003 to reduce staffing positions, which contributed importantly to a $93 thousand reduction in salaries and wages. A $60 thousand decrease in pension and other employee benefits is due primarily to decreases in profit sharing and pension expenses of $96 thousand and $10 thousand, respectively, offset to some extent primarily by a $62 thousand increase in health insurance costs. Net occupancy expenses increased $51 thousand, impacted by higher real estate taxes, building depreciation, maintenance costs and utilities. The $67 thousand reduction in other operating expenses is primarily related to decreases in marketing and advertising expenses, and loan expenses.

The $79 thousand increase in income tax expense is primarily related to the $218 thousand increase in pre-tax income.

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
	Three Months Ended March 2004			Three Months Ended March 2003
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$387,943	$6,009	6.23%	$427,971	$ 7,196	6.82%
Taxable securities	266,722	2,968	4.48%	222,546	2,658	4.84%
Tax-exempt securities	30,008	259	3.47%	24,905	259	4.22%
Federal funds sold	15,263	36	0.95%	13,784	40	1.18%
Interest-bearing deposits	591	1	0.68%	766	2	1.06%
Total earning assets	700,527	9,273	5.32%	689,972	10,155	5.97%

Non-earning assets:
Cash and due from banks	23,190			23,128
Premises and equipment, net	17,346			17,334
Other assets	15,224			14,500
Allowance for loan losses	(10,074)			(7,799)
AFS valuation allowance	10,442			12,533
Total	$756,655			$749,668

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	45,518	42	0.37%	41,960	51	0.49%
Savings and insured money market deposits	186,298	352	0.76%	172,868	537	1.26%
Time deposits	201,346	1,327	2.65%	222,849	1,809	3.29%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	112,549	1,089	3.89%	113,463	1,183	4.23%
Total interest-bearing liabilities	545,711	2,810	2.07%	551,140	3,580	2.63%

Non-interest-bearing liabilities:
Demand deposits	119,945			109,040
Other liabilities	9,914			9,302
Total liabilities	675,570			669,482
Shareholders' equity	81,085			80,186
Total	$756,655			$749,668
Net interest income		$6,463			$6,575

Net interest rate spread			3.25%			3.34%

Net interest margin			3.71%			3.86%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three-Months Ended March 31 2004 Compared to Three Months Ended March 2003
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(617)	(570)	(1,187)
Taxable securities	1,409	(1,099)	310
Tax-exempt securities	199	(199)	-
Federal funds sold	21	(25)	(4)
Interest-bearing deposits	-	(1)	(1)
Total earning assets	$ 994	(1,876)	(882)
Interest paid on:
Demand deposits	24	(33)	(9)
Savings and insured money market deposits	253	(438)	(185)
Time deposits	(160)	(322)	(482)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(9)	(85)	(94)
Total interest-bearing liabilities	$ (34)	(736)	(770)
Net interest income	$ 95	(207)	(112)

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At March 31, 2004, the Corporation maintained a $74.957 million line of credit with the FHLB, as compared to $74.804 million at March 31, 2003.

During the first three months of 2004, cash and cash equivalents increased $10.1 million, as compared to an increase of $43.2 million during the first three months of last year. In addition to cash provided by operating activities, other primary sources of cash in 2004 included proceeds from maturities, sales and principal payments on securities ($29.7 million), an increase in securities sold under agreements to repurchase ($8.9 million) and a net decrease in loans (including proceeds from sales of student loans) of $2.8 million. During the first three months of 2003, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($51.2 million), an increase in deposits ($11.4 million), an increase in securities sold under agreements to repurchase ($9.2 million) and a net decrease in loans (including proceeds from sales of student loans) of $5.2 million.

Cash generated in both periods was used primarily to fund the purchase of earning assets as well as to reduce FHLB advances in 2003. During the first quarter of 2004, the purchase of securities totaled $29.8 million. Other significant uses of cash during the first quarter of 2004 included the payment of cash dividends ($859 thousand), funding of deposit decreases ($622 thousand) and the purchase of treasury shares ($413 thousand). During the first quarter of 2003, the purchase of securities totaled $16.2 million. Other significant uses of cash during the first quarter of 2003 included the repayment of FHLB advances ($15.8 million), the payment of cash dividends ($869 thousand) and the purchase of treasury shares ($368 thousand).

As of March 31, 2004, the Corporation's consolidated leverage ratio was 9.64%. The Tier I and Total Risk Adjusted Capital ratios were 15.98% and 17.91%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the quarter, the Corporation declared a cash dividend of $0.23 per share, an amount equal to the dividend declared during the first quarter of 2003.

When shares of the Corporation become available in the market, the Corporation may purchase them, as market conditions warrant, after careful consideration of its capital position. During the first quarter of 2004, the Corporation purchased 11,896 shares at an average price of $34.73 per share. During the first quarter of 2003, 13,545 shares were purchased at an average price of $27.18 per share.

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee ("ALCO") has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior lending officer, senior marketing officer, chief financial officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At March 31, 2004, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 15.60% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 3.09%. The risk to declining interest rates continues to be slightly over the allowable tolerance of 15.0% established by ALCO. Management attributes this to the overall low level of current interest rates and corresponding large percentage decrease that results when an immediate 200-basis point shock is modeled. Additionally, the Corporation's significant holdings of callable US agency securities, mortgage-backed securities and mortgage loans, result in less interest income in periods of declining interest rates, as the cash flow from called bonds and increased prepayments results in higher levels of repricing of assets at lower interest rates. Although currently outside of the policy guideline, management is comfortable with this exposure because the Corporation does not believe that an immediate 200-basis point decrease in interest rates across the yield curve is likely given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 7.41% and a positive impact of 3.60% respectively. Both are well within the Corporation's policy guidelines.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At March 31, 2004, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 11.47% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.13%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies have not been employed during the first quarter of 2004.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk".

Item 4: Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation required to be included in this report and other reports that it files or submits under the Securities Exchange Act of 1934.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that has materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
31.1 Certification of President and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

32.2 Certification of Treasurer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

(b)	Reports on Form 8-K

During the period covered by this report, the Corporation furnished information in the current report on Form 8-K identified below. The information in this current report on Form 8-K was furnished pursuant to Item 12 and, as such, is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Date of Report	Item Reported
January 30, 2004	Item 12 (press release announcing results of operations for the fourth quarter of 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	May 6, 2004	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	May 6, 2004	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING March 31, 2004

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

31.1 Certification of President and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of President and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

32.2 Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.