Form 10-Q
period 2004-06-30
CHEMUNG FINANCIAL CORP
filed 2004-08-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2004

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

YES XX NO

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 30, 2004 was 3,701,153

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS
Cash and due from banks	$ 23,478,877	24,985,636
Federal funds sold	-	12,400,000
Interest-bearing deposits with other financial institutions	260,472	684,142
Total cash and cash equivalents	23,739,349	38,069,778

Securities available for sale, at estimated fair value	283,768,879	282,920,294
Securities held to maturity, estimated fair value of $15,017,599 at June 30, 2004 and $13,357,619 at December 31, 2003	14,918,761	13,084,290
Loans, net of deferred origination fees and costs, and unearned income	387,789,029	390,353,246
Allowance for loan losses	(10,322,491)	(9,848,259)
Loans, net	377,466,538	380,504,987

Premises and equipment, net	17,192,246	17,471,607
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,955,455	2,154,315
Other assets	13,628,606	11,487,546

Total assets	$734,186,500	747,209,483

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$117,219,790	122,363,563
Interest-bearing	414,593,699	428,687,764
Total deposits	531,813,489	551,051,327
Securities sold under agreements to repurchase	89,894,481	79,034,796
Federal Home Loan Bank advances	25,800,000	25,000,000
Accrued interest payable	1,117,908	1,124,186
Dividends payable	852,079	859,415
Other liabilities	6,563,464	10,146,887

Total liabilities	656,041,421	667,216,611

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2004 and December 31, 2003	43,001	43,001
Capital surplus	22,579,957	22,506,573
Retained earnings	67,217,917	64,750,787
Treasury stock, at cost (595,443 shares at June 30, 2004; 563,546 shares at December 31, 2003)	(14,083,602)	(13,071,791)
Accumulated other comprehensive income	2,387,806	5,764,302

Total shareholders' equity	78,145,079	79,992,872

Total liabilities and shareholders' equity	$734,186,500	747,209,483

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Six Months Ended June 30		Three Months Ended June 30
INTEREST AND DIVIDEND INCOME
	2004	2003	2004	2003
Loans	$11,919,717	$14,216,425	5,910,778	7,020,298
Securities	6,240,330	5,451,286	3,012,954	2,534,771
Federal funds sold	85,885	153,603	50,292	112,294
Interest-bearing deposits	2,556	5,543	1,395	4,126

Total interest and dividend income	18,248,488	19,826,857	8,975,419	9,671,489

INTEREST EXPENSE

Deposits	3,336,219	4,622,555	1,615,000	2,225,581
Borrowed funds	544,945	550,017	272,586	272,597
Securities sold under agreements to repurchase	1,639,882	1,750,295	823,176	844,693

Total interest expense	5,521,046	6,922,867	2,710,762	3,342,871

Net interest income	12,727,442	12,903,990	6,264,657	6,328,618
Provision for loan losses	833,333	2,200,000	333,333	1,600,000

Net interest income after provision for loan losses	11,894,109	10,703,990	5,931,324	4,728,618

Other operating income:
Trust & investment services income	2,378,793	2,169,546	1,237,953	1,086,404
Service charges on deposit accounts	2,123,145	1,816,974	1,073,226	1,022,795
Net gain on securities transactions	218,961	950,000	-	410,000
Credit card merchant earnings	631,282	555,205	320,940	283,215
Other	1,352,691	1,108,460	838,762	632,422
Total other operating income	6,704,872	6,600,185	3,470,881	3,434,836

Other operating expenses:
Salaries & wages	4,593,013	4,777,265	2,295,287	2,386,967
Pension and other employee benefits	1,526,325	1,445,270	777,601	636,916
Net occupancy expenses	1,155,482	1,048,155	580,040	524,078
Furniture and equipment expenses	970,189	937,079	495,369	468,550
Amortization of Intangible Assets	198,860	198,860	99,430	99,430
Other	4,237,530	4,138,292	2,333,561	2,167,293
Total other operating expenses	12,681,399	12,544,921	6,581,288	6,283,234

Income before income tax expense	5,917,582	4,759,254	2,820,917	1,880,220
Income tax expense	1,741,693	1,316,229	809,259	462,774

Net income	$ 4,175,889	$ 3,443,025	2,011,658	1,417,446

Weighted average shares outstanding	3,790,696	3,831,356	3,782,795	3,830,414

Basic and diluted earnings per share	$1.10	$0.90	$0.53	$0.37

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2002	$ 43,001	$22,355,407	$61,247,551	$(11,826,290))	$ 7,607,508	$79,427,177

Comprehensive Income:
Net income	-	-	3,443,025	-	-	3,443,025
Other comprehensive income	-	-	-	-	212,324	212,324
Total comprehensive income						3,655,349
Restricted stock units for directors' deferred compensation plan	-	77,535	-	-	-	77,535
Cash dividends declared ($.46 per share)	-	-	(1,730,781)	-	-	(1,730,781)
Distribution of restricted stock units for directors' deferred compensation plan	-	(17,225)	-	18,918	-	1,693
Purchase of 18,038 shares of treasury stock	-	-	-	(494,829)	-	(494,829)

Balances at June 30, 2003	$ 43,001	22,415,717	62,959,795	(12,302,201)	7,819,832	80,936,144

Balances at December 31, 2003	$ 43,001	22,506,573	64,750,787	(13,071,791)	5,764,302	79,992,872
Comprehensive Income:
Net income	-	-	4,175,889	-	-	4,175,889
Other comprehensive loss	-	-	-	-	(3,376,496)	(3,376,496)
Total comprehensive income						799,393
Restricted stock units for directors' deferred compensation plan	-	73,384	-	-	-	73,384
Cash dividends declared ($.46 per share)	-	-	(1,708,759)	-	-	(1,708,759)
Purchase of 31,897 shares of treasury stock	-	-	-	(1,011,811)	-	(1,011,811)

Balances at June 30, 2004	$ 43,001	$22,579,957	$67,217,917	$(14,083,602))	$ 2,387,806	$78,145,079

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Six Months Ended
	June 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003

Net income	$ 4,175,889	3,443,025
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	198,860	198,860
Provision for loan losses	833,333	2,200,000
Depreciation and amortization	1,138,335	1,099,924
Net amortization of premiums and discounts on securities	244,569	899,761
Gain on sales of mortgage loans held for sale, net	(22,146)	(44,780)
Proceeds from the sales of mortgage loans held for sale	1,294,121	7,388,205
Mortgage loans originated and held for sale	(1,295,675)	(7,881,164)
Net gain on securities transactions	(218,961)	(950,000)
(Increase) decrease in other assets	(2,072,606)	856,073
Decrease in accrued interest payable	(6,278)	(178,152)
Expense related to restricted stock units for directors' deferred compensation plan	73,384	77,535
Increase (decrease) in other liabilities	570,787	(2,262,876)
Net cash provided by operating activities	4,913,612	4,846,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	3,223,248	2,237,629
Proceeds from maturities of and principal collected on securities available for sale	51,021,833	84,191,214
Proceeds from maturities of and principal collected on securities held to maturity	3,110,609	660,880
Purchases of securities available for sale	(60,649,980)	(57,607,400)
Purchases of securities held to maturity	(6,945,080)	(1,645,443)
Purchases of premises and equipment	(858,974)	(805,236)
Net decrease in loans	570,389	6,590,227
Proceeds from sales of student loans	1,589,973	6,448,382
Net cash (used in) provided by investing activities	(8,937,982)	40,070,253

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	(14,292,022)	30,014,609
Net decrease in time deposits and individual retirement accounts	(4,945,816)	(5,315,579)
Net increase (decrease) in securities sold under agreements to repurchase	10,859,685	(3,990,992)
Federal Home Loan Bank advances	800,000	-
Repayments of Federal Home Loan Bank advances	-	(15,750,000)
Purchase of treasury stock	(1,011,811)	(494,829)
Cash dividends paid	(1,716,095)	(1,734,738)
Net cash (used in) provided by financing activities	(10,306,059)	2,728,471

Net (decrease) increase in cash and cash equivalents	(14,330,429)	47,645,135
Cash and cash equivalents, beginning of period	38,069,778	29,063,640
Cash and cash equivalents, end of period	$23,739,349	76,708,775

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 5,527,325	7,101,019
Income Taxes	$ 3,691,600	3,690,205
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 68,454	76,323
Adjustment of securities available for sale to fair value, net of tax	$(3,376,496)	212,324
Settlement of pending purchase of security	$ 2,000,000	-

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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2004 and December 31, 2003, and results of operations for the three and six-month periods ended June 30, 2004 and 2003, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2004 and 2003. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,790,696 and 3,831,356 weighted average shares outstanding for the six-month periods ended June 30, 2004 and 2003, respectively and 3,782,795 and 3,830,414 weighted average shares outstanding for the three-month periods ended June 30, 2004 and 2003, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three or six-month periods ended June 30, 2004 or 2003.

3. Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation had $5.8 million of standby letters of credit outstanding at June 30, 2004. The fair value of those standby letters of credit was not significant.

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

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At June 30, 2004	At December 31, 2003

Original core deposit intangible amount	$ 5,965,793	$ 5,965,793
Less: Accumulated amortization	4,010,338	3,811,478

Carrying amount	$ 1,955,455	$ 2,154,315

Amortization expense for the six months ended June 30, 2004 and 2003 related to the CDI was $198,860. As of June 30, 2004, the remaining amortization period for this CDI was approximately 4.8 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2004 through 2008, with $165,720 in aggregate amortization expense in years subsequent to 2008.

5. Comprehensive (Loss) Income

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

Comprehensive (loss) income for the three and-six month periods ended June 30, 2004 was $(2,863,070) and $799,393, respectively. Comprehensive income for the three and six-month periods ended June 30, 2003 was $2,001,590 and $3,655,349, respectively. The following summarizes the components of other comprehensive income:

Other Comprehensive (Loss) Income	Three Months Ended June 30
	2004	2003
Unrealized net holding (losses) gains on securities available for sale, net of tax (pre-tax amounts of $(7,984,815) and $1,366,829 for the respective periods indicated)	$(4,874,728)	834,449
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $0 and $410,000 for the respective periods indicated)	-	(250,305)
Total other comprehensive (loss) income	$(4,874,728)	584,144

	Six Months Ended June 30,
	2004	2003
Unrealized net holding (losses) gains on securities available for sale, net of tax (pre-tax amounts of $(5,311,745) and $1,297,787 for the respective periods indicated)	$(3,242,820)	792,299
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $218,961 and $950,000 for the respective periods indicated)	(133,676)	(579,975)
Total other comprehensive (loss) income	$(3,376,496)	212,324

6. Components of Quarterly and Annual Net Periodic Benefit Cost

Three Months Ended June 30,	2004	2003
Qualified Pension
Service cost, benefits earned during the period	$ 140,500	127,750
Interest cost on projected benefit obligation	289,500	281,000
Expected return on plan assets	(322,500)	(289,000)
Net amortization and deferral	40,000	37,750
Net periodic pension expense	$ 147,500	157,500

Six Months Ended June 30,	2004	2003
Qualified Pension
Service cost, benefits earned during the period	$ 281,000	255,500
Interest cost on projected benefit obligation	579,000	562,000
Expected return on plan assets	(645,000)	(578,000)
Net amortization and deferral	80,000	75,500
Net periodic pension expense	$ 295,000	315,000

Three Months Ended June 30,	2004	2003
Supplemental Pension
Service cost, benefits earned during the period	$ 3,131	3,475
Interest cost on projected benefit obligation	10,216	11,188
Expected return on plan assets	-	-
Net amortization and deferral	7,958	5,995
Net periodic pension expense	$ 21,305	20,658

Six Months Ended June 30,	2004	2003
Supplemental Pension
Service cost, benefits earned during the period	$ 6,262	6,950
Interest cost on projected benefit obligation	20,432	22,376
Expected return on plan assets	-	-
Net amortization and deferral	15,916	11,990
Net periodic pension expense	$ 42,610	41,316

Three Months Ended June 30,	2004	2003
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 16,500	16,500
Interest cost on projected benefit obligation	64,750	64,750
Expected return on plan assets	-	-
Net amortization and deferral	31,250	31,250
Net periodic expense	$ 112,500	112,500

Six Months Ended June 30,	2004	2003
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 33,000	33,000
Interest cost on projected benefit obligation	129,500	129,500
Expected return on plan assets	-	-
Net amortization and deferral	62,500	62,500
Net periodic expense	$ 225,000	225,000

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three and six month periods ended June 30, 2004, with comparisons to the comparable periods in 2003, as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2003 Annual Report on Form 10-K, should be read in conjunction with this review. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at June 30, 2004 totaled $734.2 million, a decrease of $13.0 million or 1.7% since the beginning of the year. This reduction is reflected primarily in the $14.3 million decrease in cash and cash equivalents, due in large part to the $12.4 million decrease in federal funds sold. This decrease is directly related to the decrease in period-end deposits, as will be further discussed in this analysis.

Total loans, net of unearned income and deferred fees and costs, decreased by $2.6 million or 0.7% from December 31, 2003 to June 30, 2004. Approximately $1.4 million of this decrease was in the consumer loan portfolio, affected primarily by a decrease of $2.1 million in consumer installment loans, offset to some extent primarily by an $804 thousand increase in student loans. The installment loan decrease continues to be impacted by the extremely competitive pricing environment for indirect auto loans. The residential mortgage portfolio has decreased $424 thousand during the first six months of 2004, and total commercial loans, including commercial mortgages were down $710 thousand, impacted by a $1.6 million decrease in floor plan balances.

The composition of the loan portfolio is summarized as follows:
	June 30, 2004	December 31, 2003
Residential mortgages	$ 86,853,815	$ 87,277,896
Commercial mortgages	43,948,137	43,827,026
Commercial, financial and agricultural	130,752,266	131,583,152
Consumer loans	126,234,811	127,665,172
	$387,789,029	$390,353,246

The available for sale segment of the securities portfolio totaled $283.8 million at June 30, 2004, compared to $282.9 million at the end of 2003, an increase of approximately $900 thousand or 3.2%. Unrealized appreciation related to the available for sale portfolio decreased $5.5 million since the beginning of the year, reflective of the impact on the bond portfolio of higher mid to long term rates. At amortized cost, the available for sale portfolio was up $6.4 million since year-end 2003. This increase is primarily reflected in a $13.6 million increase in federal agency bonds, offset to some extent primarily by a $6.2 million decrease in mortgage-backed securities. During the first six months of 2004, the Corporation purchased approximately $44.8 million of federal agency bonds, with approximately $28.2 million of agency bonds being called. Additionally, the Corporation sold a $3.0 million agency bond in March, realizing a pre-tax gain on the sale of $219 thousand. Although the Corporation purchased approximately $15.2 million of mortgage-backed securities during the first six months of this year, this portfolio declined due to the level of paydowns in the portfolio. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $14.9 million at amortized cost as of June 30, 2004, an increase of $1.8 million since year-end 2003.

A $2.1 million increase in other assets is related primarily to an increase in net deferred tax assets since the beginning of 2004.

Deposits at June 30, 2004 totaled $531.8 million, a decrease of $19.3 million or 3.5% as compared to December 31, 2003. While period-end non-interest bearing demand deposits were down $5.2 million, most of the decrease in deposits was due to a $14.1 million reduction in interest bearing balances. This decrease in interest bearing balances was impacted primarily by lower insured money market, time and Now account balances, offset to some extent by higher savings account balances. The decrease in interest bearing balances from December 31, 2003 to June 30, 2004 reflects the fact that in the absence of loan growth during the first half of 2004, the Corporation has not been aggressive in the pricing of these deposit products. The $10.9 million increase in securities sold under agreements to repurchase reflects an increase in security purchases leveraged with repurchase agreements through the Federal Home Loan Bank of New York.

Asset Quality

Non-performing loans at June 30, 2004 totaled $11.432 million as compared to $12.331 million at December 31, 2003, a decrease of $899 thousand. Loans in non-accrual status decreased $408 thousand. During the first six months of 2004, two commercial relationships totaling $481 thousand were added to the non-accrual category. These additions were offset primarily by principal reductions on other non-accruing commercial loans, as well as a reduced level of mortgage and consumer loans in non-accrual status. A $277 thousand reduction in troubled debt restructurings resulted from the transfer of a relationship in this category at year-end 2003 to non-accrual status during the second quarter of this year. Subsequent to this transfer, $185 thousand of this credit was charged-off. The reduction in non-performing loans was also impacted by a $214 thousand decrease in accruing loans past due 90 days or more, this decrease related primarily to a decrease in residential mortgage loans in this category.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	June 30, 2004	December 31, 2003
Non-accrual loans	$ 11,319	11,727
Troubled debt restructurings	-	277
Accruing loans past due 90 days or more	113	327
Total non-performing loans	$ 11,432	12,331
Other real estate owned	187	357
Total non-performing assets	$ 11,619	12,688

In addition to non-performing loans, as of June 30, 2004, the Corporation, through its loan review function, has identified 23 commercial loan relationships totaling $17.249 million in potential problem loans, as compared to $16.874 million (22 relationships) at December 31, 2003. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. During 2002 and 2003, the Corporation significantly increased the allowance for loan losses through an increased provision for loan loss expense in light of continuing loan quality issues related to the impact of a weak local economic environment on several large commercial relationships. With the level of non-performing relationships beginning to stabilize, and seeing some positive indications of improving business conditions for these clients, the Corporation reduced its provision for loan losses during the second quarter of 2004 to $333 thousand as compared to $1.6 million during the second quarter of 2003. The year-to-date provision of $833 thousand is down $1.367 million compared to the first six months of 2003. At June 30, 2004, the Corporation's allowance for loan losses totaled $10.322 million, resulting in a coverage ratio of allowance to non-performing loans of 90.3%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first six months of 2004 totaled $359 thousand as compared to $2.118 million during the first half of 2003. This $1.759 million decrease was due primarily to lower commercial loan charge-offs, as during the first quarter of 2003, the Corporation charged-off $1.9 million of a commercial relationship. The allowance for loan losses to total loans at June 30, 2004 was 2.66% as compared to 2.52% as of December 31, 2003.

Activity in the allowance for loan losses was as follows:

(dollars in thousands)	Six Months Ended June 30
	2004	2003
Balance at beginning of period	$ 9,848	7,674
Charge-offs:
Commercial, financial and agricultural	(218)	(1,991)
Commercial mortgages	-	-
Residential mortgages	(2)	(2)
Consumer loans	(267)	(260)
Total	(487)	(2,253)
Recoveries:
Commercial, financial and agricultural	20	29
Commercial mortgages	-	-
Residential mortgages	-	2
Consumer loans	108	104
Total	128	135
Net charge-offs	(359)	(2,118)
Provision charged to operations	833	2,200
Balance at end of period	$10,322	7,756

Results of Operations

Second Quarter of 2004 vs. 2003

Net income for the second quarter totaled $2.012 million, an increase of $595 thousand or 42.0% as compared to second quarter 2003 net income of $1.417 million. Earnings per share increased 43.2% from $0.37 to $0.53 per share on 47,619 fewer average shares outstanding. While the interest rate environment and lower average loan balances continued to put pressure on net interest income and margin, and operating expenses were higher than a year ago, these issues were offset by a lower provision for loan loss expense and higher non-interest income.

Net interest income before the provision for loan losses was down $64 thousand or 1.0%. As compared to the second quarter of 2003, average earning assets increased $8.7 million or 1.3%. However, total interest and dividend income decreased $696 thousand or 7.2% from $9.671 million in the second quarter of 2003 to $8.975 million in the second quarter of 2004, as the yield on earning assets declined 46 basis points from 5.63% to 5.17%. Due primarily to decreases in loans throughout 2003, average loan balances were down $34.8 million or 8.3% compared to second quarter 2003 averages, with the yield down 54 basis points to 6.15%. While the average balance of the securities portfolio increased $61.0 million or 26.7%, the yield on these investments was down 27 basis points to 4.18%. Average fed funds sold and interest-bearing deposits were down $17.5 million, with the yield down 24 basis points to 0.95%.

Total average funding liabilities increased $2.0 million or 0.3% when compared to the second quarter of 2003 due primarily to a $9.4 million increase in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. This was offset to some extent by a $7.3 million decrease in average deposits. Average non-interest bearing demand deposits were up $8.0 million due to increases in both personal and non-personal average balances. Average time deposits decreased $21.8 million, primarily due to lower average personal balances. The decrease in average time deposits was offset to some extent by increases in average savings and insured money market account balances of $5.5 million and $1.8 million, respectively. Average interest bearing liabilities decreased $6.0 million or 1.1% compared to second quarter 2003 averages, and interest expense decreased $632 thousand or 18.9% as the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), was down 38 basis points to 1.65%. The resulting net interest margin for the second quarter of 2004 of 3.61% was 8 basis points lower than the second quarter 2003 margin of 3.68%.

As discussed more fully under the Asset Quality section of this report, with non-performing loans beginning to stabilize, the provision for loan losses during the second quarter of 2004 totaled $333 thousand as compared to $1.6 million during the second quarter of 2003, a decrease of $1.267 million.

Despite a $410 thousand decrease in net gains on securities transactions, total non-interest income increased $36 thousand or 1.0% when compared to the second quarter of 2003. During the second quarter of 2003, the Corporation realized gains of $410 thousand on the sale of the remaining balance of a previously other-than-temporary impaired corporate bond. There were no such securities gains realized during the second quarter of this year. Excluding the gains on securities transactions, all other non-interest income increased $446 thousand or 14.7%. This increase was significantly impacted by a $152 thousand increase in fee income generated by our Trust and Investment Center, reflective of improved market conditions as compared to last year. Additionally, revenue from our equity investment in Cephas Capital Partners, L.P. increased $181 thousand, which included a $136 thousand gain resulting from an equity position held by Cephas in a company which was subsequently sold. Service charges on deposit accounts increased $50 thousand, primarily related to higher fee income generated by a courtesy pay, overdraft privilege program which was introduced during the second quarter of 2003.

Operating expenses were $298 thousand or 4.7% higher than the comparable period last year. Pension and other employee benefits increased $141 thousand, primarily the result of increases in health insurance and profit sharing expenses of $45 thousand and $88 thousand, respectively. The profit sharing expense increase was due to the higher level of net income in 2004 as compared to 2003. Net occupancy expenses increased $56 thousand, impacted by higher real estate taxes, building depreciation, maintenance costs and utilities. The $167 thousand increase in other operating expenses is primarily related to increases in professional services costs, credit card and merchant deposit services processing costs, and marketing and advertising expenses.

The $346 thousand increase in income tax expense is primarily related to the higher level of pre-tax income.

Year-to-Date 2004 vs. 2003

Net income for the six month period ended June 30, 2004 totaled $4.176 million, an increase of $733 thousand or 21.3% as compared to June 30, 2003 results. Earnings per share increased 22.2% from $0.90 to $1.10 per share on 40,660 fewer average shares outstanding. As was the case with second quarter results, the improvement in year-to-date earnings has been impacted primarily by a reduction in the provision for loan loss expense as well as an increase in non-interest income, offset to some extent by lower net interest income and higher operating expenses.

Net interest income before the provision for loan losses was down $177 thousand or 1.4%, with the net interest margin declining 11 basis points from 3.77% to 3.66%, reflective of both lower interest rates and average loan balances. As compared to the first six months of 2003, average earning assets increased $9.6 million or 1.4%. However, total interest and dividend income decreased $1.578 million or 8.0% as the yield on earning assets declined 55 basis points to 5.25%. As noted in the above discussion of second quarter results, due primarily to decreases in loans throughout 2003, average loan balances during the first six months of 2004 were down $37.4 million or 8.8% compared to comparable period averages during 2003, with the yield down 56 basis points to 6.19%. While the average balance of the securities portfolio increased $55.2 million or 23.2%, the yield on these investments was down 34 basis points to 4.28%. Average fed funds sold and interest-bearing deposits were down $8.2 million, with the yield down 25 basis points to 0.94%.

Total average funding liabilities increased $3.7 million or 0.6% when compared to the first six months of last year due primarily to a $5.4 million increase in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. This was offset to some extent by a $1.1 million decrease in overnight advances under our line of credit with the Federal Home Loan Bank, and a $489 thousand decrease in year-to-date average deposits. Average non-interest bearing demand deposits were up $9.4 million as both personal and non-personal average balances increased. Average interest-bearing deposits decreased $9.9 million, impacted primarily by a $21.7 million decrease in average time deposits, offset to some extent primarily by increases in average savings and insured money market account balances of $5.8 million and $4.5 million, respectively. While total average interest bearing liabilities decreased $5.7 million or 1.0% compared to the first six months of 2003, interest expense decreased $1.402 million or 20.3%, as the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), was down 44 basis points to 1.67%.

Due in large part to the decrease in the second quarter provision, the year-to-date provision for loan loss expense has decreased $1.367 million from $2.2 million to $833 thousand.

Despite a $731 thousand decrease in net gains on securities transactions, total non-interest income increased $105 thousand, as with the exception of securities gains, all other non-interest income rose $836 thousand or 14.8%. Similar to the second quarter, and for reasons noted above, the increase was primarily the result of a $209 thousand increase in fee income generated by our Trust and Investment Center, a $306 thousand increase in service charges on deposit accounts, and a $181 thousand increase in revenue from our equity investment in Cephas Capital Partners, L.P. In addition to the above, credit card merchant discount fees increased $76 thousand, and revenue generated by CFS Group, Inc. was up $67 thousand.

Operating expenses were $136 thousand or 1.1% higher than a year ago. Pension and other employee benefits increased $81 thousand, primarily the result of a $107 thousand increase in health insurance expense. Net occupancy expenses were up $107 thousand, impacted by higher real estate taxes, building depreciation, maintenance costs and utilities. The $99 thousand increase in other operating expenses is primarily related to increases in professional services costs and credit card and merchant deposit services processing costs, offset to an extent primarily by lower loan and ORE expenses. Salaries and wages for the first six months of 2004 were $184 thousand lower than a year ago, reflective of reduced staff size.

Income tax expense increased $425 thousand, primarily due to the increased level of pre-tax income during the first half of 2004.

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
	Three Months Ended June 2004			Three Months Ended June 2003
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$386,373	$5,911	6.15%	$421,136	$7,020	6.69%
Taxable securities	258,758	2,759	4.29%	203,031	2,275	4.49%
Tax-exempt securities	30,850	255	3.32%	25,554	260	4.08%
Federal funds sold	21,143	50	0.95%	37,548	112	1.20%
Interest-bearing deposits	711	1	0.57%	1,831	4	0.88%
Total earning assets	697,835	8,976	5.17%	689,100	9,671	5.63%

Non-earning assets:
Cash and due from banks	22,987			23,353
Premises and equipment, net	17,026			17,081
Other assets	16,030			13,644
Allowance for loan losses	(10,480)			(6,465)
AFS valuation allowance	7,270			12,724
Total	$750,668			$749,437

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	40,434	35	0.35%	41,189	43	0.42%
Savings and insured money market deposits	187,969	306	0.65%	180,675	482	1.07%
Time deposits	199,265	1,274	2.57%	221,078	1,700	3.08%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	113,711	1,096	3.88%	104,391	1,117	4.29%
Total interest-bearing liabilities	541,379	2,711	2.01%	547,333	3,342	2.45%

Non-interest-bearing liabilities:
Demand deposits	121,276			113,316
Other liabilities	8,152			7,297
Total liabilities	670,807			667,946
Shareholders' equity	79,861			81,491
Total	$750,668			$749,437
Net interest income		$6,265			$6,329

Net interest rate spread			3.16%			3.18%

Net interest margin			3.61%			3.68%

	Six Months Ended June 2004			Six Months Ended June 2003
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$387,158	$11,920	6.19%	$424,535	$14,216	6.75%
Taxable securities	262,740	5,724	4.38%	212,734	4,933	4.68%
Tax-exempt securities	30,429	515	3.40%	25,231	518	4.14%
Federal funds sold	18,203	86	0.95%	25,732	154	1.21%
Interest-bearing deposits	651	3	0.93%	1,301	6	0.93%
Total earning assets	699,181	18,248	5.25%	689,533	19,827	5.80%

Non-earning assets:
Cash and due from banks	23,089			23,241
Premises and equipment, net	17,186			17,207
Other assets	15,897			14,070
Allowance for loan losses	(10,277)			(7,128)
AFS valuation allowance	8,855			12,629
Total	$753,931			$749,552

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	42,976	77	0.36%	41,572	94	0.46%
Savings and insured money market deposits	187,133	659	0.71%	176,793	1,019	1.16%
Time deposits	200,306	2,600	2.61%	221,959	3,510	3.19%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	113,130	2,185	3.88%	108,902	2,300	4.26%
Total interest-bearing liabilities	543,545	5,521	2.04%	549,226	6,923	2.54%

Non-interest-bearing liabilities:
Demand deposits	120,611			111,190
Other liabilities	9,302			8,294
Total liabilities	673,458			668,710
Shareholders' equity	80,473			80,842
Total	$753,931			$749,552
Net interest income		$12,727			$12,904

Net interest rate spread			3.21%			3.26%

Net interest margin			3.66%			3.77%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three-Months Ended June 30 2004 Compared to Three Months Ended June 2003
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(564)	(545)	(1,109)
Taxable securities	1,131	(647)	484
Tax-exempt securities	201	(206)	(5)
Federal funds sold	(42)	(20)	(62)
Interest-bearing deposits	(2)	(1)	(3)
Total earning assets	$ 756	(1,451)	(695)
Interest paid on:
Demand deposits	(1)	(7)	(8)
Savings and insured money market deposits	125	(301)	(176)
Time deposits	(159)	(267)	(426)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	406	(427)	(21)
Total interest-bearing liabilities	$ (36)	(595)	(631)
Net interest income	$ (5)	(59)	(64)

	Six-Months Ended June 2004 Compared to Six Months Ended June 2003
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(1,181)	(1,115)	(2,296)
Taxable securities	1,613	(822)	791
Tax-exempt securities	198	(201)	(3)
Federal funds sold	(39)	(29)	(68)
Interest-bearing deposits	(3)	-	(3)
Total earning assets	$ 772	(2,351)	(1,579)
Interest paid on:
Demand deposits	9	(26)	(17)
Savings and insured money market deposits	162	(522)	(360)
Time deposits	(318)	(592)	(910)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	215	(330)	(115)
Total interest-bearing liabilities	$ (70)	(1,332)	(1,402)
Net interest income	$ (30)	(147)	(177)

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At June 30, 2004, the Corporation maintained a $74.957 million line of credit with the FHLB, as compared to $74.804 million at June 30, 2003.

During the first six months of 2004, cash and cash equivalents decreased $14.3 million, as compared to an increase of $47.6 million during the first six months of last year. In addition to cash provided by operating activities, other primary sources of cash in 2004 included proceeds from maturities, sales and principal payments on securities ($57.4 million), an increase in securities sold under agreements to repurchase ($10.9 million) and a net decrease in loans (including proceeds from sales of student loans) of $2.2 million. During the first six months of 2003, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($87.1 million), an increase in deposits ($24.7 million) and a net decrease in loans (including proceeds from sales of student loans) of $13.0 million.

Cash generated during the first six months of 2004 was used primarily to fund the purchase of securities totaling $67.6 million as well as a deposit decrease of $19.2 million. Other significant uses of cash during the first half of 2004 included the payment of cash dividends ($1.7 million) and the purchase of treasury shares ($1.0 million). During the first six months of 2003, the purchase of securities totaled $59.3 million. Other significant uses of cash during the first half of 2003 included the repayment of FHLB advances ($15.8 million), a reduction in securities sold under agreements to repurchase ($4.0 million), the payment of cash dividends ($1.7 million) and the purchase of treasury shares ($495 thousand).

Despite a $2.5 million increase in retained earnings from December 31, 2003 to June 30, 2004, the Corporation's total shareholders' equity decreased $1.8 million. This decrease was due primarily to the decline in the market value of the Corporation's bond portfolio, with the after-tax impact of this decrease reflected in a $3.4 million decrease in accumulated other comprehensive income from $5.8 million at December 31, 2003 to $2.4 million at June 30, 2004. The reduction in shareholders' equity was also impacted by purchases of treasury stock during the first six months of 2004 totaling $1.0 million.

As of June 30, 2004, the Corporation's consolidated leverage ratio was 9.76%. The Tier I and Total Risk Adjusted Capital ratios were 16.13% and 18.08%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2004 the Corporation has declared cash dividends of $0.46 per share, an amount equal to the dividends declared during the first six months of 2003.

When shares of the Corporation become available in the market, the Corporation may purchase them, as market conditions warrant, after careful consideration of its capital position. During the first half of 2004, the Corporation purchased 31,897 shares at an average price of $31.72 per share.

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee ("ALCO") has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the president, two executive vice presidents, asset liability management officer, senior marketing officer, chief financial officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At June 30, 2004, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 12.55% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 0.39%. Both are within the Corporation's policy guideline of 15% established by ALCO and management is comfortable with this exposure because the Corporation does not believe that an immediate 200-basis point decrease in interest rates across the yield curve is likely given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 4.64% and a negative impact of 1.25% respectively.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At June 30, 2004, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 6.85% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 7.26%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies have not been employed during the first six months of 2004.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk".

Item 4: Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation required to be included in this report and other reports that it files or submits under the Securities Exchange Act of 1934.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that has materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds
(e)	Issuer Purchases of Equity Securities
	Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan

	1/1/04-1/31/04	7,500	$35.00	-	-
	2/1/04-2/29/04	3,396	$34.81	-	-
	3/1/04-3/31/04	1,000	$32.00	-	-
	Quarter ended 3/31/04	11,896	$34.73

	4/1/04-4/30/04	5,936	$32.34	-	-
	5/1/04-5/31/04	13,600	$28.92	-	-
	6/1/04-6/30/04	465	$28.73	-	-
	Quarter ended 6/30/04	20,001	$29.93	-	-

	Period ended 6/30/2004	31,897	$31.72	-	-

	Of the above, 5,000 shares were open-market transactions and the remaining 26,897 shares were direct transactions.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	May 20, 2004-Annual Meeting
(b)	The following directors were elected at the Annual Meeting of Shareholders on May 20, 2004:

1.	To elect four directors to serve until the 2007 Annual Meeting of Shareholders listed below:
		FOR		WITHELD	AGAINST
	Robert H. Dalrymple	3,309,983		26,387	0
	Frederick Q. Falck	3,319,957		16,413	0
	Ralph H. Meyer	3,316,472		19,898	0
	Richard W. Swan	3,320,882		15,488	0

	Directors serving after the meeting whose terms expire in 2006:
	William D. Eggers		William C. Ughetta
	David J. Dalrymple		Jan P. Updegraff
	John F. Potter

	Directors serving after the meeting whose terms expire in 2005:
	Robert E. Agan		Charles M. Streeter, Jr.
	Stephen M. Lounsberry III		Nelson Mooers van den Blink
	Thomas K. Meier

(c)	Matters voted upon (refer to b)
(d)	Not applicable

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
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

Date of Report	Item Reported
April 14, 2004	Item 12 (press release announcing results of operations for the first quarter of 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	August 6, 2004	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	August 6, 2004	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING June 30, 2004

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