Form 10-Q
period 2004-09-30
CHEMUNG FINANCIAL CORP
filed 2004-11-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2004

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

YES XX NO

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 29, 2004 was 3,667,264

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS
Cash and due from banks	$ 25,299,156	24,985,636
Federal funds sold	-	12,400,000
Interest-bearing deposits with other financial institutions	936,730	684,142
Total cash and cash equivalents	26,235,886	38,069,778

Securities available for sale, at estimated fair value	281,313,033	282,920,294
Securities held to maturity, estimated fair value of $15,726,890 at September 30, 2004 and $13,357,619 at December 31, 2003	15,351,400	13,084,290
Loans, net of deferred origination fees and costs, and unearned income	378,326,901	390,353,246
Allowance for loan losses	(9,769,293)	(9,848,259)
Loans, net	368,557,608	380,504,987

Loans held for sale	11,006,690	-
Premises and equipment, net	16,996,844	17,471,607
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,856,025	2,154,315
Other assets	11,344,941	11,487,546

Total assets	$ 734,179,093	747,209,483

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$ 118,221,161	122,363,563
Interest-bearing	409,005,932	428,687,764
Total deposits	527,227,093	551,051,327
Securities sold under agreements to repurchase	90,063,236	79,034,796
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued interest payable	1,100,254	1,124,186
Dividends payable	846,590	859,415
Other liabilities	7,793,829	10,146,887

Total liabilities	652,031,002	667,216,611

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2004 and December 31, 2003	43,001	43,001
Capital surplus	22,616,743	22,506,573
Retained earnings	68,417,790	64,750,787
Treasury stock, at cost (619,310 shares at September 30, 2004; 563,546 shares at December 31, 2003)	(14,776,960)	(13,071,791)
Accumulated other comprehensive income	5,847,517	5,764,302

Total shareholders' equity	82,148,091	79,992,872

Total liabilities and shareholders' equity	$ 734,179,093	747,209,483

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Nine Months Ended September 30		Three Months Ended September 30
INTEREST AND DIVIDEND INCOME
	2004	2003	2004	2003
Loans	$17,887,014	$20,902,879	5,967,297	6,686,454
Securities	9,328,376	8,198,044	3,088,046	2,746,758
Federal funds sold	101,940	197,085	16,055	43,482
Interest-bearing deposits	3,914	8,609	1,358	3,066

Total interest and dividend income	27,321,244	29,306,617	9,072,756	9,479,760

INTEREST EXPENSE

Deposits	4,909,783	6,540,999	1,573,564	1,918,444
Borrowed funds	824,889	826,419	279,944	276,402
Securities sold under agreements to repurchase	2,478,036	2,563,369	838,154	813,074

Total interest expense	8,212,708	9,930,787	2,691,662	3,007,920

Net interest income	19,108,536	19,375,830	6,381,094	6,471,840
Provision for loan losses	1,166,667	4,350,000	333,334	2,150,000

Net interest income after provision for loan losses	17,941,869	15,025,830	6,047,760	4,321,840

Other operating income:
Trust & investment services income	3,510,614	3,245,401	1,131,821	1,075,855
Service charges on deposit accounts	3,187,290	2,945,838	1,064,145	1,128,864
Net gain on securities transactions	218,961	1,184,777	-	234,777
Credit card merchant earnings	1,015,453	894,177	384,171	338,972
Other	1,867,520	1,752,243	514,829	643,783
Total other operating income	9,799,838	10,022,436	3,094,966	3,422,251

Other operating expenses:
Salaries & wages	6,961,738	7,222,213	2,368,725	2,444,948
Pension and other employee benefits	2,150,322	2,179,279	623,997	734,009
Net occupancy expenses	1,712,358	1,572,232	556,876	524,077
Furniture and equipment expenses	1,418,088	1,405,627	447,899	468,549
Amortization of intangible assets	298,290	298,290	99,430	99,430
Other	6,337,456	6,362,331	2,099,926	2,224,038
Total other operating expenses	18,878,252	19,039,972	6,196,853	6,495,051

Income before income tax expense	8,863,455	6,008,294	2,945,873	1,249,040
Income tax expense	2,641,104	1,589,903	899,411	273,674

Net income	$ 6,222,351	$ 4,418,391	2,046,462	975,366

Weighted average shares outstanding	3,782,663	3,824,916	3,766,599	3,812,037

Basic and diluted earnings per share	$1.64	$1.16	$0.54	$0.26

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2002	$ 43,001	$22,355,407	$61,247,551	$(11,826,290))	$ 7,607,508	$79,427,177

Comprehensive Income:
Net income	-	-	4,418,391	-	-	4,418,391
Other comprehensive loss	-	-	-	-	(2,034,668)	(2,034,668)
Total comprehensive income						2,383,723
Restricted stock units for directors' deferred compensation plan	-	119,183	-	-	-	119,183
Cash dividends declared ($.69 per share)	-	-	(2,590,800)	-	-	(2,590,800)
Distribution of restricted stock units for directors' deferred compensation plan	-	(17,225)	-	18,918	-	1,693
Purchase of 39,148 shares of treasury stock	-	-	-	(1,170,930)	-	(1,170,930)

Balances at September 30, 2003	$ 43,001	22,457,365	63,075,142	(12,978,302)	5,572,840	78,170,046

Balances at December 31, 2003	$ 43,001	22,506,573	64,750,787	(13,071,791)	5,764,302	79,992,872
Comprehensive Income:
Net income	-	-	6,222,351	-	-	6,222,351
Other comprehensive income	-	-	-	-	83,215	83,215
Total comprehensive income						6,305,566
Restricted stock units for directors' deferred compensation plan	-	110,170	-	-	-	110,170
Cash dividends declared ($.69 per share)	-	-	(2,555,348)	-	-	(2,555,348)
Purchase of 55,764 shares of treasury stock	-	-	-	(1,705,169)	-	(1,705,169)

Balances at September 30, 2004	$ 43,001	$22,616,743	$68,417,790	$(14,776,960))	$ 5,847,517	$82,148,091

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Nine Months Ended
	September 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003

Net income	$ 6,222,351	4,418,391
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	298,290	298,290
Provision for loan losses	1,166,667	4,350,000
Depreciation and amortization	1,675,306	1,649,895
Net amortization of premiums and discounts on securities	353,090	1,275,407
Gain on sales of mortgage loans held for sale, net	(28,045)	(227,187)
Proceeds from the sales of mortgage loans held for sale	1,657,775	14,860,992
Mortgage loans originated and held for sale	(1,764,230)	(14,553,055)
Net gain on securities transactions	(218,961)	(1,184,777)
Decrease (increase) in other assets	211,059	(382,097)
Decrease in accrued interest payable	(23,932)	(264,951)
Expense related to restricted stock units for directors' deferred compensation plan	110,170	119,183
Decrease in other liabilities	(406,150)	(937,468)
Net cash provided by operating activities	9,253,390	9,422,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	3,223,251	2,472,595
Proceeds from maturities of and principal collected on securities available for sale	59,773,797	119,167,759
Proceeds from maturities of and principal collected on securities held to maturity	4,523,995	1,159,356
Purchases of securities available for sale	(61,387,609)	(151,326,325)
Purchases of securities held to maturity	(8,791,105)	(5,001,097)
Purchases of premises and equipment	(1,200,543)	(1,444,043)
Net(increase)decrease in loans	(2,020,364)	24,329,963
Proceeds from sales of student loans	1,860,432	6,448,382
Net cash used in investing activities	(4,018,146)	(4,193,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	(13,437,984)	26,549,065
Net decrease in time deposits and individual retirement accounts	(10,386,250)	(13,081,500)
Net increase in securities sold under agreements to repurchase	11,028,440	5,364,664
Repayments of Federal Home Loan Bank advances	-	(15,750,000)
Purchase of treasury stock	(1,705,169)	(1,170,930)
Cash dividends paid	(2,568,173)	(2,599,612)
Net cash used in financing activities	(17,069,136)	(688,313)

Net (decrease) increase in cash and cash equivalents	(11,833,892)	4,540,900
Cash and cash equivalents, beginning of period	38,069,778	29,063,640
Cash and cash equivalents, end of period	$26,235,886	33,604,540

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 8,236,641	10,195,738
Income Taxes	$ 3,691,600	3,701,854
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 68,454	98,323
Adjustment of securities available for sale to fair value, net of tax	$ 83,215	(2,034,668)
Settlement of pending purchase of security	$ 2,000,000	-

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

The data in the consolidated balance sheet as of December 31, 2003 included in this Quarterly Report on Form 10-Q was derived from the audited consolidated financial statements in the Corporation's 2003 Annual Report on Form 10-K. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2003 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2004 and December 31, 2003, and results of operations for the three and nine-month periods ended September 30, 2004 and 2003, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,782,663 and 3,824,916 weighted average shares outstanding for the nine-month periods ended September 30, 2004 and 2003, respectively and 3,766,599 and 3,812,037 weighted average shares outstanding for the three-month periods ended September 30, 2004 and 2003, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three or nine-month periods ended September 30, 2004 or 2003.

3. Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Corporation does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Corporation had $7.3 million of standby letters of credit outstanding at September 30, 2004. The fair value of those standby letters of credit was not significant.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN No.46 was effective for all VIE's created after January 31, 2003. However, the FASB had postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN No. 46 ("FIN No. 46R"), which further delayed this effective date until March 31, 2004 for VIE's created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003. The Corporation does not have any special purpose entities, and the adoption of FIN No. 46 had no impact on the Corporation's consolidated financial statements at December 31, 2003. The adoption of FIN No. 46R at March 31, 2004 did not have a material impact on the Corporation's consolidated financial statements.

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investments cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

On September 30, 2004, the FASB issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. steps of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at September 30, 2004, EITF 03-1 is not expected to have a material effect on the Company's financial position or results of operations.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At September 30, 2004	At December 31, 2003

Original core deposit intangible amount	$ 5,965,793	$ 5,965,793
Less: Accumulated amortization	4,109,768	3,811,478

Carrying amount	$ 1,856,025	$ 2,154,315

Amortization expense for the nine months ended September 30, 2004 and 2003 related to the CDI was $298,290. As of September 30, 2004, the remaining amortization period for this CDI was approximately 4.5 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2004 through 2008, and $165,720 in aggregate amortization expense in subsequent years.

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

Comprehensive income for the three and nine-month periods ended September 30, 2004 was $5,506,173 and $6,305,566, respectively. Comprehensive (loss) income for the three and nine-month periods ended September 30, 2003 was ($1,271,626) and $2,383,723, respectively. The following summarizes the components of other comprehensive income:

Other Comprehensive Income (Loss)	Three Months Ended September 30,
	2004	2003
Unrealized net holding gains (losses) on securities available for sale, net of tax (pre-tax amounts of $5,667,013 and ($3,445,800) for the respective periods indicated)	$ 3,459,711	(2,103,661)
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $0 and $234,777 for the respective periods indicated)	-	(143,331)
Total other comprehensive income (loss)	$ 3,459,711	(2,246,992)

	Nine Months Ended September 30,
	2004	2003
Unrealized net holding gains (losses) on securities available for sale, net of tax (pre-tax amounts of $355,268 and ($2,215,735) for the respective periods indicated)	$ 216,891	(1,311,362)
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $218,961 and $1,184,777 for the respective periods indicated)	(133,676)	(723,306)
Total other comprehensive income (loss)	$ 83,215	(2,034,668)

6. Components of Quarterly and Annual Net Periodic Benefit Cost

Three Months Ended September 30,	2004	2003
Qualified Pension
Service cost, benefits earned during the period	$ 111,455	176,852
Interest cost on projected benefit obligation	280,531	388,850
Expected return on plan assets	(359,784)	(404,998)
Net amortization and deferral	33,430	74,197
Net periodic pension expense	$ 65,632	234,901

Nine Months Ended September 30,	2004	2003
Qualified Pension
Service cost, benefits earned during the period	$ 392,455	432,352
Interest cost on projected benefit obligation	859,531	950,850
Expected return on plan assets	(1,004,784)	(982,998)
Net amortization and deferral	113,430	149,697
Net periodic pension expense	$ 360,632	549,901

Three Months Ended September 30,	2004	2003
Supplemental Pension
Service cost, benefits earned during the period	$ 3,130	3,476
Interest cost on projected benefit obligation	10,216	11,189
Expected return on plan assets	-	-
Net amortization and deferral	7,959	24,815
Net periodic pension expense	$ 21,305	39,480

Nine Months Ended September 30,	2004	2003
Supplemental Pension
Service cost, benefits earned during the period	$ 9,392	10,426
Interest cost on projected benefit obligation	30,648	33,565
Expected return on plan assets	-	-
Net amortization and deferral	23,875	36,805
Net periodic pension expense	$ 63,915	80,796

Three Months Ended September 30,	2004	2003
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 5,250	16,500
Interest cost on projected benefit obligation	34,500	64,750
Expected return on plan assets	-	-
Net amortization and deferral	18,250	31,250
Net periodic expense	$ 58,000	112,500

Nine Months Ended September 30,	2004	2003
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 38,250	49,500
Interest cost on projected benefit obligation	164,000	194,250
Expected return on plan assets	-	-
Net amortization and deferral	80,750	93,750
Net periodic expense	$ 283,000	337,500

Postretirement Benefit Plans Other Than Pensions

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was enacted. The Act introduced a prescription drug benefit effective in 2006 under Medicare (Medicare Part D) as well as a federal subsidy commencing in 2006 to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Corporation has determined that its prescription drug benefit will be actuarially equivalent to Medicare Part D in 2006 and will remain actuarially equivalent for approximately twenty-two years. Actuarial equivalency was determined based upon limited federal guidance. More in depth guidance is expected to be issued in 2005. The Corporation will remeasure the value of the expected federal subsidy payments once final guidance is issued to determine if any adjustments will be necessary.

Based on the Retroactive Application of FSP FAS 106-2, the January 1, 2004, Accumulated Postretirement Benefit Obligation decreases by $693,000 for recognition of the value of the future federal subsidy payments. The effect of the subsidy on the measurement of the 2004 net periodic postretirement benefit cost is as follows:

Reductions in Net Periodic Postretirement Benefit Cost
	Quarter Ended September 30, 2004	Six Months Ended June 30, 2004
Service Cost	$ (1,500)	$ (3,000)
Interest Cost	(10,750)	(21,500)
Actuarial Gain	(4,000)	(8,000)
Total	$ (16,250)	$ (32,500)

The amount of net periodic postretirement benefit cost recognized for the quarter ended September 30, 2004 is as follows:
Service Cost	$ 5,250
Interest Cost	34,500
Amortization of Prior Service Cost	28,250
Amortization of Gain	(10,000)
Total Net Periodic Postretirement Benefit Cost	$ 58,000

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three and nine month periods ended September 30, 2004, with comparisons to the comparable periods in 2003, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2003 Annual Report on Form 10-K. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at September 30, 2004 totaled $734.2 million, a decrease of $13.0 million or 1.7% since the beginning of the year. This reduction is reflected primarily in the $11.8 million decrease in cash and cash equivalents, due to the $12.4 million decrease in federal funds sold. This decrease is directly related to the decrease in period-end deposits, as will be further discussed in this analysis.

Total loans, net of unearned income and deferred fees and costs, decreased $12.0 million or 3.1% from December 31, 2003 to September 30, 2004. This decrease is primarily related to management's decision during the third quarter to sell the consumer credit card portfolio as well as certain non-performing and potential problem commercial loans. Accordingly, approximately $11.0 million of loans were reclassified during the quarter as held for sale. In regard to the consumer credit card portfolio, the Corporation entered into an agreement during the third quarter with TCM Bank, N.A. (TCM) to sell approximately $7.6 million in consumer credit card accounts. TCM specializes in credit card financing and administration. The decision to sell this portfolio was motivated by the increasing cost of processing and administration associated with the credit card portfolio, as well as TCM's ability to offer enhancements to our credit card holders. Following the sale, the Corporation, through a three-year participation agreement with TCM, will participate in the funding of 45.0% of the portfolio. This will provide the Corporation with ongoing revenue from the credit card portfolio, without the expense of processing and administration. We will also continue to offer credit cards under the Bank's name, acting as an agent for TCM. This sale will take place during the fourth quarter, and the Corporation expects to realize a total gain on the sale of this portfolio of approximately 16.5% of the amount sold.

As noted above, management also decided during the quarter to sell certain non-performing and potential problem commercial loans. Accordingly, during the quarter, these loans were written-down to the lower of cost or estimated fair value, which resulted in a charge to the allowance for loan losses of $772 thousand during the quarter. The carrying value of these loans, now classified as held for sale, totals $3.3 million. It is expected that these loans will be sold during the fourth quarter, and the Corporation does not anticipate this transaction to have a material impact on fourth quarter operating results. Aside from the impact of the above, loans were down $1.0 million since the beginning of the year. Approximately $5.2 million of this decrease was in commercial loans, including commercial mortgages, impacted in part by a $3.7 million decrease in floor plan balances. This decrease was primarily related to the sale of automobile dealerships during 2004 with whom we had a floor plan relationship. While mortgage activity has been fairly steady through the first nine months of 2004, total residential mortgages have decreased approximately $1.3 million since the end of 2003. In total, the consumer loan portfolio, excluding the transfer of consumer credit cards to held for sale, has grown $5.3 million during the first nine months of 2004, impacted primarily by increases in consumer installment and student loans of $2.1 million and $2.3 million, respectively. In addition to the above noted areas, home equity outstandings have increased $1.1 million since the beginning of the year.

The composition of the loan portfolio is summarized as follows:
	September 30, 2004	December 31, 2003
Residential mortgages	$ 85,989,161	$ 87,277,896
Commercial mortgages	43,667,585	43,827,026
Commercial, financial and agricultural	123,266,079	131,583,152
Consumer loans	125,404,076	127,665,172
	$378,326,901	$390,353,246

The available for sale segment of the securities portfolio totaled $281.3 million at September 30, 2004, compared to $282.9 million at the end of 2003, a decrease of approximately $1.6 million or 0.6%. Unrealized appreciation related to the available for sale portfolio has increased $136 thousand since the beginning of the year. At amortized cost, the available for sale portfolio was down $1.7 million since December 31, 2003. This decrease is primarily reflected in a $14.4 million decrease in mortgage-backed securities, offset primarily by a $13.6 million increase in federal agency bonds. During the first nine months of 2004, the Corporation purchased approximately $44.8 million of federal agency bonds, with approximately $28.2 million of federal agency bonds being called. Additionally, the Corporation sold a $3.0 million federal agency bond in March, realizing a pre-tax gain on the sale of $219 thousand. Although the Corporation has purchased approximately $15.0 million of mortgage-backed securities during the first nine months of this year, this portfolio has declined due to the level of paydowns in the portfolio. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $15.4 million at amortized cost as of September 30, 2004, an increase of $2.3 million since December 31, 2003.

Deposits at September 30, 2004 totaled $527.2 million, a decrease of $23.8 million or 4.3% as compared to December 31, 2003. While period-end non-interest bearing demand deposits were down $4.1 million, most of the decrease in deposits was due to a $19.7 million reduction in interest bearing balances. This decrease in interest bearing balances was impacted primarily by lower insured money market, and time balances, offset to some extent by higher savings account balances. The decrease in interest bearing balances from December 31, 2003 to September 30, 2004 reflects the fact that in the absence of loan growth during the first nine months of 2004, the Corporation has not been aggressive in the pricing of these deposit products. The $11.0 million increase in securities sold under agreements to repurchase reflects an increase in security purchases leveraged with repurchase agreements through the Federal Home Loan Bank of New York.

Asset Quality

Non-performing loans at September 30, 2004 totaled $10.957 million as compared to $12.331 million at December 31, 2003, a decrease of $1.374 million. Loans in non-accrual status have decreased $896 thousand. During the first nine months of 2004, two commercial relationships with a current balance of $450 thousand were added to the non-accrual category. These additions were offset primarily by principal reductions on other non-accruing commercial loans, as well as a reduced level of consumer loans in non-accrual status. Additionally, during the third quarter, the Corporation charged $228 thousand to the allowance for loan losses to write-down the balance of a non-accruing commercial relationship to its estimated fair value in conjunction with management's decision to sell these loans. A $277 thousand reduction in troubled debt restructurings resulted from the transfer of a relationship in this category at December 31, 2003 to non-accrual status during the second quarter of this year. Subsequent to this transfer, $185 thousand of this credit was charged-off. The reduction in non-performing loans was also impacted by a $201 thousand decrease in accruing loans past due 90 days or more, this decrease related primarily to a decrease in residential mortgage loans in this category.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	September 30, 2004	December 31, 2003
Non-accrual loans	$ 10,831	11,727
Troubled debt restructurings	-	277
Accruing loans past due 90 days or more	126	327
Total non-performing loans	$ 10,957	12,331
Other real estate owned	91	357
Total non-performing assets	$ 11,048	12,688

In addition to non-performing loans, as of September 30, 2004, the Corporation, through its loan review function, has identified 22 commercial loan relationships totaling $11.626 million in potential problem loans, as compared to $16.874 million (22 commercial loan relationships) at December 31, 2003. The $5.248 million decrease in these loans is primarily related to the upgrading during the third quarter of one commercial relationship which totaled $4.999 million at December 31, 2003 and the write-down to its estimated fair value of one relationship now categorized as held for sale, this write-down totaling $544 thousand. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. During 2002 and 2003, the Corporation significantly increased the allowance for loan losses through an increased provision for loan loss expense in light of continuing loan quality issues related to the impact of a weak local economic environment on several large commercial relationships. With the level of non-performing relationships beginning to stabilize, and seeing some positive indications of improving business conditions for these clients, the Corporation reduced its provision for loan losses during the third quarter of 2004 to $333 thousand as compared to $2.15 million during the third quarter of 2003. The year-to-date provision of $1.167 million is down $3.183 million compared to the first nine months of 2003. At September 30, 2004, the Corporation's allowance for loan losses totaled $9.769 million, resulting in a coverage ratio of allowance to non-performing loans of 89.2%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first nine months of 2004 totaled $1.246 million as compared to $2.240 million during the first nine months of 2003. This $994 thousand decrease was due primarily to lower commercial loan charge-offs. The allowance for loan losses to total loans at September 30, 2004 was 2.51% as compared to 2.52% as of December 31, 2003.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Nine Months Ended September 30,
	2004	2003
Balance at beginning of period	$ 9,848	7,674
Charge-offs:
Commercial, financial and agricultural	(989)	(2,021)
Residential mortgages	(2)	(8)
Consumer loans	(450)	(430)
Total	(1,441)	(2,459)
Recoveries:
Commercial, financial and agricultural	30	73
Residential mortgages	-	2
Consumer loans	165	144
Total	195	219
Net charge-offs	(1,246)	(2,240)
Provision charged to operations	1,167	4,350
Balance at end of period	$ 9,769	9,784

Results of Operations

Third Quarter of 2004 vs. Third Quarter of 2003

Net income for the third quarter totaled $2.046 million, an increase of $1.071 million or 109.8% as compared to third quarter 2003 net income of $975 thousand. Earnings per share increased 107.7% from $0.26 to $0.54 per share on 45,438 fewer average shares outstanding. The primary factors behind this improvement included a lower provision for loan losses as well as a decrease in operating expenses.

Net interest income before the provision for loan losses was down $91 thousand or 1.4%. As compared to the third quarter of 2003, average earning assets decreased $3.9 million or 0.6%, with total interest and dividend income decreasing $407 thousand or 4.3% from $9.480 million in the third quarter of 2003 to $9.073 million in the third quarter of 2004, as the yield on earning assets declined 18 basis points from 5.44% to 5.26%, primarily the result of lower average loan balances and loan yields. Due primarily to decreases in loans throughout 2003, average loan balances were down $17.3 million or 4.2% compared to third quarter 2003 averages, with the yield down 43 basis points to 6.09%. The average balance of the securities portfolio increased $28.2 million or 10.7%, with the yield on these investments up 8 basis points to 4.21%. Average federal funds sold and interest-bearing deposits were down $14.8 million, with the yield up 42 basis points to 1.34%.

Total average funding liabilities decreased $10.6 million or 1.6% when compared to the third quarter of 2003 due to a $21.7 million decrease in average deposits, offset to some extent primarily by a $9.7 million increase in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. Average non-interest bearing demand deposits were up $8.7 million due to increases in both personal and non-personal average balances. Average time deposits decreased $21.2 million, primarily due to lower average personal balances. Average insured money market and Now accounts declined $5.7 million and $6.9 million, respectively, primarily due to lower public fund and personal average balances. The above decreases were offset to some extent by a $3.4 million increase in average savings balances, primarily in personal accounts. In total, average interest bearing liabilities decreased $19.3 million or 3.6% compared to third quarter 2003 averages, and interest expense decreased $316 thousand or 10.5% as the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), was down 16 basis points to 1.65%. The resulting net interest margin for the third quarter of 2004 of 3.70% was 2 basis points lower than the third quarter 2003 margin of 3.72%.

As discussed more fully under the Asset Quality section of this report, with non-performing loans beginning to stabilize, the provision for loan losses during the third quarter of 2004 totaled $333 thousand as compared to $2.15 million during the third quarter of 2003, a decrease of $1.817 million.

Non-interest income during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, was down $327 thousand or 9.6%. This decrease was impacted to a great extent by a $235 thousand decrease in gains on the sale of securities. Excluding this item, all other sources of non-interest income declined $92 thousand, primarily due to a $162 thousand decrease in gains on the sale of mortgages as well as a $65 thousand decrease in service charges on deposit accounts. These decreases were offset in part primarily by a $56 thousand increase in fees generated by our Trust and Investment Center and a $45 thousand increase in merchant discount fees.

Operating expenses were $298 thousand or 4.6% lower than the comparable period last year. Salaries and pension and other employee benefits decreased $76 thousand and $110 thousand, respectively. The $76 thousand decrease in salaries reflects the fact that during the third quarter of last year we expensed approximately $262 thousand related to severance costs associated with a severance agreement with a former employee. The $110 thousand decrease in pension and other employee benefits resulted primarily from decreases in pension and post-retirement medical benefits of $169 thousand and $87 thousand, respectively, offset to some extent primarily by a $127 thousand increase in health insurance costs. The decrease in post-retirement medical benefits includes recognition during the third quarter of this year of $49 thousand of reduced 2004 periodic costs related to Medicare Part D coverage, which becomes effective in 2006. Net occupancy expenses increased $33 thousand, impacted by higher real estate taxes, building depreciation and maintenance costs. The $124 thousand decrease in other operating expenses is primarily related to decreases in loan and ORE expenses and donation expenses, offset to some extent primarily by an increase in professional services fees.

The $625 thousand increase in income tax expense is primarily a function of the higher level of pre-tax income.

Year-To-Date 2004 vs. Year-To-Date 2003

Net income for the nine month period ended September 30, 2004 totaled $6.222 million, an increase of $1.804 million or 40.8% as compared to results for the nine month period ended September 30, 2003. Earnings per share increased 41.4% from $1.16 to $1.64 per share on 42,253 fewer average shares outstanding. Similar to the third quarter results, the improvement in year-to-date earnings has been impacted primarily by a reduction in the provision for loan loss expense as well as a decrease in operating expenses.

Net interest income before the provision for loan losses was down $267 thousand or 1.4%, with the net interest margin declining 8 basis points from 3.75% to 3.67%, reflective of both lower interest rates and average loan balances. As compared to the first nine months of 2003, average earning assets increased $5.1 million or 0.7%. However, total interest and dividend income decreased $1.986 million or 6.8% as the yield on earning assets declined 43 basis points to 5.25%. As noted in the above discussion of third quarter results, due primarily to decreases in loans throughout 2003, average loan balances during the first nine months of 2004 were down $30.6 million or 7.3% compared to comparable period averages during 2003, with the yield down 52 basis points to 6.16%. While the average balance of the securities portfolio increased $46.1 million or 18.7%, the yield on these investments was down 18 basis points to 4.26%. Average federal funds sold and interest-bearing deposits were down $10.4 million, with the yield down 13 basis points to 0.99%.

Total average funding liabilities for the nine month period ended September 30, 2004, declined $1.1 million or 0.2% when compared to the first nine months of last year due primarily to a $7.6 million decrease in average deposits, offset to some extent primarily by a $6.9 million increase in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. Average non-interest bearing demand deposits were up $9.2 million as both personal and non-personal average balances increased. Average interest-bearing deposits decreased $16.8 million, impacted primarily by a $21.5 million decrease in average time deposits, offset to some extent primarily by a $5.0 million increase in average savings balances. While total average interest bearing liabilities decreased $10.3 million or 1.9% compared to the first nine months of 2003, interest expense decreased $1.718 million or 17.3%, as the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), was down 35 basis points to 1.66%.

Due to decreases in both the second quarter and third quarter provision for loan loss expense, the year-to-date provision for loan loss expense has decreased $3.183 million from $4.35 million to $1.167 million.

Non-interest income for the first nine months of 2004 was down $223 thousand when compared to the comparable period in 2003, impacted to a great extent by a $966 thousand decrease in net gains on securities transactions. With the exception of this decrease, all other sources of non-interest income increased $743 thousand or 8.4%. Major factors impacting this increase include a $265 thousand increase in fee income generated by our Trust and Investment Center, a $241 thousand increase in service charges on deposit accounts, and a $177 thousand increase in earnings from our equity investment in Cephas Capital Partners, L.P. In addition to the above, credit card merchant discount fees increased $121 thousand, and revenue generated by CFS Group, Inc. was up $85 thousand. The above were offset to some extent primarily by a $199 thousand decrease in gains on the sale of mortgages, as the volume of mortgages sold in the secondary mortgage department is down significantly from a year ago.

Operating expenses were $162 thousand or 0.8% lower than a year ago. As was noted above, a $260 thousand decrease in salaries reflects the fact that during the third quarter of last year, the Corporation recognized approximately $262 thousand in expense related to a severance agreement with a former employee. Pension and other employee benefits were down $29 thousand, primarily the result of decreases in pension and post-retirement medical benefits of $189 thousand and $87 thousand, respectively, offset to some extent primarily by a $234 thousand increase in health insurance costs. Net occupancy expenses increased $140 thousand, impacted by higher real estate taxes, building depreciation, maintenance costs and utilities. Excluding the above mentioned items, all other operating expenses decreased $12 thousand impacted primarily by decreases in loan and ORE expenses, stationery and supplies and postage expense, offset primarily by higher professional services fees and credit card and merchant deposit services processing costs.

Income tax expense increased $1.051 million, primarily due to the increased level of pre-tax income during the first nine months of 2004.

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
	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$389,845	$5,967	6.09%	$407,118	$6,686	6.52%
Taxable securities	261,534	2,842	4.32%	237,370	2,502	4.18%
Tax-exempt securities	30,273	247	3.25%	26,270	245	3.70%
Federal funds sold	4,663	16	1.37%	18,403	44	0.95%
Interest-bearing deposits	523	1	0.76%	1,581	3	0.75%
Total earning assets	686,838	9,073	5.26%	690,742	9,480	5.44%

Non-earning assets:
Cash and due from banks	23,891			24,041
Premises and equipment, net	17,166			17,175
Other assets	15,500			13,435
Allowance for loan losses	(10,446)			(8,553)
AFS valuation allowance	6,053			10,199
Total	$739,002			$747,039

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	39,635	35	0.35%	46,529	46	0.39%
Savings and insured money market deposits	178,107	308	0.69%	180,368	348	0.77%
Time deposits	190,926	1,231	2.56%	212,160	1,524	2.85%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	115,032	1,118	3.87%	103,985	1,090	4.16%
Total interest-bearing liabilities	523,700	2,692	2.04%	543,042	3,008	2.20%

Non-interest-bearing liabilities:
Demand deposits	126,661			117,935
Other liabilities	8,719			6,988
Total liabilities	659,080			667,965
Shareholders' equity	79,922			79,074
Total	$739,002			$747,039
Net interest income		$6,381			$6,472

Net interest rate spread			3.22%			3.24%

Net interest margin			3.70%			3.72%

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$388,060	$17,887	6.16%	$418,665	$20,903	6.68%
Taxable securities	262,334	8,566	4.36%	221,037	7,435	4.50%
Tax-exempt securities	30,377	762	3.35%	25,581	763	3.99%
Federal funds sold	13,657	102	1.00%	23,262	197	1.13%
Interest-bearing deposits	608	4	0.88%	1,395	9	0.86%
Total earning assets	695,036	27,321	5.25%	689,940	29,307	5.68%

Non-earning assets:
Cash and due from banks	23,358			23,511
Premises and equipment, net	17,179			17,196
Other assets	15,764			13,762
Allowance for loan losses	(10,334)			(7,609)
AFS valuation allowance	7,915			11,811
Total	$748,918			$748,611

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	41,854	112	0.36%	43,243	140	0.43%
Savings and insured money market deposits	184,103	966	0.70%	177,998	1,367	1.03%
Time deposits	197,156	3,831	2.60%	218,657	5,034	3.08%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	113,769	3,303	3.88%	107,245	3,390	4.23%
Total interest-bearing liabilities	536,882	8,212	2.04%	547,143	9,931	2.43%

Non-interest-bearing liabilities:
Demand deposits	122,642			113,463
Other liabilities	9,106			7,759
Total liabilities	668,630			668,365
Shareholders' equity	80,288			80,246
Total	$748,918			$748,611
Net interest income		$19,109			$19,376

Net interest rate spread			3.21%			3.25%

Net interest margin			3.67%			3.75%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three-Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(283)	(436)	(719)
Taxable securities	255	85	340
Tax-exempt securities	133	(131)	2
Federal funds sold	(115)	88	(27)
Interest-bearing deposits	(2)	-	(2)
Total earning assets	$ (57)	(349)	(406)
Interest paid on:
Demand deposits	(6)	(5)	(11)
Savings and insured money market deposits	(4)	(36)	(40)
Time deposits	(147)	(146)	(293)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	255	(351)	29
Total interest-bearing liabilities	$(107)	(208)	(315)
Net interest income	$ 17	(108)	(91)

	Nine-Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$(1,463)	(1,553)	(3,016)
Taxable securities	1,490	(359)	1,131
Tax-exempt securities	175	(176)	(1)
Federal funds sold	(74)	(21)	(95)
Interest-bearing deposits	(5)	-	(5)
Total earning assets	$ 350	(2,336)	(1,986)
Interest paid on:
Demand deposits	(4)	(24)	(28)
Savings and insured money market deposits	74	(475)	(401)
Time deposits	(464)	(739)	(1,203)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	280	(367)	(87)
Total interest-bearing liabilities	$ (182)	(1,537)	(1,719)
Net interest income	$ (123)	(144)	(267)

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At September 30, 2004, the Corporation maintained a $75.531 million line of credit with the FHLB, as compared to $74.957 million at September 30, 2003.

During the first nine months of 2004, cash and cash equivalents decreased $11.8 million, as compared to an increase of $4.5 million during the first nine months of last year. In addition to cash provided by operating activities, other primary sources of cash in 2004 included proceeds from maturities, sales and principal payments on securities ($67.5 million) and an increase in securities sold under agreements to repurchase ($11.0 million). During the first nine months of 2003, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($122.8 million), a net decrease in loans (including proceeds from sales of student loans) of $30.8 million, an increase in deposits ($13.5 million)and an increase in securities sold under agreements to repurchase ($5.4 million).

Cash generated during the first nine months of 2004 was used primarily to fund the purchase of securities totaling $70.2 million as well as a deposit decrease of $23.8 million. Other significant uses of cash during the first nine months of 2004 included the payment of cash dividends ($2.6 million), the purchase of treasury shares ($1.7 million) and the purchase of premises and equipment ($1.2 million). During the first nine months of 2003, the purchase of securities totaled $156.3 million. Other significant uses of cash during the first nine months of 2003 included the repayment of FHLB advances ($15.8 million), the payment of cash dividends ($2.6 million), the purchase of treasury shares ($1.2 million) and purchases of premises and equipment ($1.4 million).

Since year-end 2003, the Corporation's total shareholders' equity has increased $2.2 million. This increase is primarily reflected in the $3.7 million increase in retained earnings, offset primarily by a $1.7 million increase in treasury shares.

As of September 30, 2004, the Corporation's consolidated leverage ratio was 9.99%. The Tier I and Total Risk Adjusted Capital ratios were 16.30% and 18.29%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first nine months of 2004 the Corporation has declared cash dividends of $0.69 per share, an amount equal to the dividends declared during the first nine months of 2003.

When shares of the Corporation become available in the market, the Corporation may purchase them, as market conditions warrant, after careful consideration of its capital position. During the first nine months of 2004, the Corporation purchased 55,764 shares at an average price of $30.58 per share.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At September 30, 2004, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 14.06% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 0.21%. Both are within the Corporation's policy guideline of 15% established by ALCO and management is comfortable with this exposure because the Corporation does not believe that an immediate 200-basis point decrease in interest rates across the yield curve is likely given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 6.08% and a negative impact of 1.60% respectively.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At September 30, 2004, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 11.62% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.55%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies have not been employed during the first nine months of 2004.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk".

Item 4: Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation required to be included in this report and other reports that it files or submits under the Securities Exchange Act of 1934.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that has materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(e)	Issuer Purchases of Equity Securities
	Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan

	7/1/04-7/31/04	3,538	$29.08	-	-
	8/1/04-8/31/04	6,994	$28.54	-	-
	9/1/04-9/30/04	13,335	$29.31	-	-
	Quarter ended 9/30/04	23,867	$29.05	-	-

	Of the above, 8,000 shares were open-market transactions and the remaining 15,867 shares were direct transactions.

Item 6.	Exhibits
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

CHEMUNG FINANCIAL CORPORATION
DATE:	November 8, 2004	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	November 8, 2004	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING September 30, 2004

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