Form 10-K
period 2004-12-31
CHEMUNG FINANCIAL CORP
filed 2005-03-14
CIK 763563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2).

YES	[X]	NO	[ ]

Based upon the closing price of the registrant's Common Stock as of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $61,410,870.

As of February 28, 2005 there were 3,641,508 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
Form 10-K Item Number:	Page No.

PART I	3

Item 1. Business	3
Item 2. Properties	10
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Shareholders	10

PART II	11

Item 5. Market for the Registrant's Common Equity and Related Shareholders Matters	10
Item 6. Selected Financial Data	11
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.Quantitative and Qualitative Disclosures about Market Risk	28
Item 8. Financial Statements and Supplementary Data	28
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	28
Item 9A Controls and Procedures	29
Item 9B Other Information	29

PART III	32

Item 10. Directors and Executive Officers of the Registrant	32
Item 11. Executive Compensation	32
Item 12. Security Ownership of Certain Beneficial Owners and Management	32
Item 13. Certain Relationships and Related Transactions	32
Item 14. Principal Accountant Fees and Services	32

PART IV	32

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8K	32

Index to Consolidated Financial Statements	F-1

SIGNATURES

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

The Securities and Exchange Commission (the "SEC") maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation. In addition, we maintain a corporate web site at www.chemungcanal.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and filed with the SEC as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. These materials are also available free of charge by written request to: Jane H. Adamy, Senior Vice President and Secretary, Chemung Canal Trust Company, One Chemung Canal Plaza, Elmira, NY 14901.

Description of Business

Business

The Bank is a New York State chartered, independent commercial bank, which engages in full-service commercial and consumer banking and trust business. The Bank's services include accepting time, demand and savings deposits, including NOW accounts, Super NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. The Bank's services also include making secured and unsecured commercial and consumer loans, financing commercial transactions (either directly or participating with regional industrial development and community lending corporations), and making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection, small business loans and student loans. Additional services include renting safe deposit facilities, and the use of networked automated teller facilities.

Trust services provided by the Bank include services as executor, trustee under wills and agreements, guardian and custodian and trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning and employee benefit administrative services.

CFS Group, Inc. commenced operations in September 2001 and offers an array of financial services including mutual funds, full and discount brokerage services, and annuity and other insurance products.

For additional information, which focuses on the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2004.

Market Area and Competition

Six of the Bank's 13 full-service branches, in addition to the main office, are located in Chemung County, New York. The Bank's other seven full-service branches are located in the adjacent counties of Schuyler, Steuben, and Tioga. All of the Bank's facilities are located in New York State. The Corporation defines its market areas as those areas within a 25-mile radius of its branches in Chemung, Steuben, Schuyler, and Tioga counties, including the northern tier of Pennsylvania. The Corporation's lending policy restricts substantially all lending efforts to these geographical regions.

Within these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from commercial and thrift banking institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and Internet vendors. The Corporation also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Unlike the Corporation, many of these competitors are not subject to regulation as extensive as that of the Corporation and, as a result, they may have a competitive advantage over the Corporation in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by income taxes.

Competition for the Corporation's fiduciary services comes primarily from brokerage firms and independent investment advisors. These firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of the Corporation's trust assets under administration totaled $1.4 billion at year-end 2004. The Trust and Investment Division is responsible for the largest component of non-interest revenue.

Supervision and Regulation

The Corporation, as a financial holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a financial holding company, the Corporation generally may engage in the activities of a bank holding company, which include banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the Federal Reserve Board has determined to be closely related to banking and a proper incident thereto. The Corporation may also engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. As of December 31, 2004, the Corporation's leverage ratio was 10.07%, its ratio of Tier 1 capital to risk-weighted assets was 16.71% and its ratio of qualifying total capital to risk-weighted assets was 18.77%. The Federal Reserve Board has not advised the Corporation that it is subject to any special capital requirements.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation. As of December 31, 2004, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 9.59%, its ratio of Tier 1 capital to risk-weighted assets was 15.96%, and its ratio of qualifying total capital to risk-weighted assets was 18.02%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation. Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSBD if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2004, approximately $3.3 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2004. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

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

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2004, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.154 per $100 of deposits for the first quarter of 2004 to $0.0146 per $100 of deposits for the fourth quarter of 2004. The Bank paid $81,062 of FICO assessments in 2004. For the first quarter of 2005, the FICO assessment rate is $0.0144 per $100 of deposits.

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

Under the Gramm-Leach-Bliley Act ("GLB Act"), all financial institutions, including the Corporation, the Bank and CFS Group, Inc. are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") includes many provisions concerning national credit reporting standards and permits customers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable that those generally available. The Federal Reserve Board and the Federal Trade Commission have extensive rule making authority under the FACT Act, and the Corporation and the Bank are subject to these provisions. The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and the FACT Act.

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

Employees

As of December 31, 2004, the Corporation and its subsidiaries employed 278 persons on a full-time equivalent basis. None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

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

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):
	December 31,
	2004	2003	2002
Obligations of U.S. Government agencies	$121,391	$118,505	$ 71,840
Mortgage-backed securities	87,260	120,999	140,009
Obligations of states and political subdivisions	28,768	30,697	25,769
Corporate bonds and notes	9,469	13,158	14,785
Corporate stocks	14,581	12,646	12,586
Total	$261,469	$296,005	$264,989

Included in the above table are $249,331, $282,920 and $257,154 (in thousands of dollars) of securities available for sale at December 31, 2004, 2003 and 2002, respectively. Also, included in the above table are $12,138, $13,085 and $7,835 of securities held to maturity at December 31, 2004, 2003 and 2002, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2004 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (in thousands of dollars):
	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government agencies	$ 19,973	4.50%	$ 56,638	3.88%
Mortgage-backed securities	474	7.09%	70,282	3.89%
Obligations of states and political subdivisions	9,261	2.14%	12,105	4.29%
Corporate bonds and notes	-	-	2,650	6.40%
Total	$ 29,708	3.80%	$141,675	3.96%

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government agencies	$ 34,660	4.48%	$ 10,120	5.88%
Mortgage-backed securities	16,504	3.90%	-	-
Obligations of states and political subdivisions	5,804	3.83%	1,598	4.42%
Corporate bonds and notes	2,500	4.86%	4,319	8.34%
Total	$ 59,468	4.27%	$ 16,037	6.35%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years, excluding net deferred fees and costs (in thousands of dollars):

	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$163,152	$175,501	$197,485	$188,332	$158,448
Residential mortgages	88,042	87,503	101,036	101,169	92,627
Consumer loans	130,011	127,531	134,204	134,627	143,743
Total	$381,205	$390,535	$432,725	$424,128	$394,818

The following table shows the maturity of loans (excluding residential mortgages and consumer loans) outstanding as of December 31, 2004. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$ 43,042	$ 39,811	$ 80,299	$ 163,152

Loans maturing after one year with:
Fixed interest rates	N/A	$ 23,746	$ 5,860	$ 29,606
Variable interest rates	N/A	16,065	74,439	90,504
Total	N/A	$ 39,811	$ 80,299	$ 120,110

Loan Concentrations

At December 31, 2004, the Corporation had no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans. The unallocated portion of the allowance represents risk elements and probable losses in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated allowance include historical loan loss history, current economic conditions, and loan growth. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2004:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2004	%	2003	%	2002	%	2001	%	2000	%
Commercial, financial and agricultural	$1,883	31.7	$3,198	33.7	$4,743	35.2	$2,360	33.0	$1,697	29.2
Commercial mortgages	5,206	11.6	4,579	11.2	879	10.4	691	11.4	522	11.0
Residential mortgages	321	22.9	322	22.4	295	23.4	368	23.8	152	23.4
Consumer loans	908	33.8	951	32.7	1,077	31.0	1,290	31.8	1,536	36.4
		100.0	9,050	100.0	6,994	100.0	4,709	100.0	3,907	100.0
Unallocated	1,665	N/A	798	N/A	680	N/A	368	N/A	801	N/A
Total	$9,983	100.0	$9,848	100.0	$7,674	100.0	$5,077	100.0	$4,708	100.0

The above allocation is neither indicative of the specific loan amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$124,521	- %	$115,458	- %	$109,536	- %
Interest-bearing demand deposits	41,959	0.36	43,634	0.42	41,501	0.71
Savings and insured money market deposits	180,934	0.71	179,626	0.96	162,737	1.65
Time deposits	194,395	2.61	214,497	3.00	231,882	3.93
	$541,809		$553,215		$545,656

Scheduled maturities of time deposits at December 31, 2004 are summarized as follows (in thousands of dollars):
2005	$ 112,741
2006	29,848
2007	29,973
2008	5,228
2009	7,501
Thereafter	117
$ 185,408

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2004 are summarized as follows (in thousands of dollars):
3 months or less	$ 15,271
Over 3 through 6 months	2,235
Over 6 through 12 months	5,065
Over 12 months	21,433
$ 44,004

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2004	2003	2002
Return on average assets	1.17%	0.93%	0.88%
Return on average equity	10.79	8.71	8.22
Dividend payout ratio	39.31	49.62	54.27
Average equity to average assets ratio	10.85	10.67	10.66
Year-end equity to year-end assets ratio	11.38	10.71	10.57

Short-Term Borrowings

For each of the three years in the period ended December 31, 2004, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank ("FHLB") Advances

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

The Bank operates one of its branch facilities (Bath Office) and three automated teller facilities (Elmira/Corning Regional Airport, Elmira College and WalMart Store) under lease arrangements. Additionally, in October 2004, the Bank leased approximately 7,800 square feet of space in the Eastowne Mall, which is located in close proximity to the main office. This is temporary space until renovations in the main office have been completed. The rest of its offices, including the main office and the adjacent office building, are owned.

The Corporation holds no real estate in its own name.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiaries are a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2004.

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

Market Prices During Past Three Years (dollars)
	2004	2003	2002
1st Quarter	32.10 - 36.50	25.65 - 28.00	28.05 - 29.70
2nd Quarter	27.50 - 32.67	25.75 - 32.00	28.25 - 28.85
3rd Quarter	28.00 - 30.75	30.05 - 33.60	28.00 - 28.70
4th Quarter	28.75 - 35.00	31.25 - 36.90	23.00 - 28.20

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last three years:

Dividends Paid Per Share During Past Three Years

	2004	2003	2002
January 2	$0.230	$0.230	$0.230
April 1	0.230	0.230	0.230
July 1	0.230	0.230	0.230
October 1	0.230	0.230	0.230
	$0.920	$0.920	$0.920

As of February 28, 2005 there were 648 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the fourth quarter of our fiscal year ended December 31, 2004:
Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan
10/1/04-10/31/04	13,550	$30.48	-	-
11/1/04-11/30/04	3,600	$31.47	2,000	178,000
12/1/04-12/31/04	6,800	$31.92	6,800	171,200
Quarter ended 12/31/04	23,950	$31.04	8,800

On November 17, 2004, the Corporation announced that its board of directors had authorized the repurchase of up to 180,000 shares, or approximately 5%, of the Corporation's outstanding common stock. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. Of the above 23,950 total shares repurchased by the Corporation, 9,700 shares were repurchased through open-market transactions and the remaining 14,250 shares were repurchased in direct transactions.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2000, 2001, 2002, 2003 and 2004. The selected financial data is derived from our audited consolidated financial statements appearing elsewhere in this report.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.
SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2004	2003	2002	2001	2000
Total assets	$ 722,544	$747,209	$751,171	$725,072	$676,237
Loans, net of deferred fees and costs, and unearned income	381,508	390,353	432,294	423,755	394,572
Investment Securities	261,469	296,005	264,989	246,253	229,273
Deposits	519,560	551,051	541,765	520,687	511,388
Securities sold under agreements to repurchase	88,505	79,035	78,661	79,457	49,407
Federal Home Loan Bank Advances	25,000	25,000	40,750	37,600	33,400
Shareholders' equity	82,196	79,993	79,427	79,162	74,312

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2004	2003	2002	2001	2000
Net interest income	$ 25,257	$25,864	$27,069	$27,282	$25,923
Provision for loan losses	1,500	4,700	3,283	1,100	750
Net interest income after provision for loan losses	23,757	21,164	23,786	26,182	25,173
Other operating income:
Trust and investment services income	4,725	4,501	4,513	4,537	4,799
Securities gains (losses), net	602	1,185	(459)	491	216
Net gains on sales of loans held for sale	983	245	9	-	-
Other income	7,958	7,415	6,318	5,327	5,017
Total other operating income	14,268	13,346	10,381	10,355	10,032
Other operating expenses	25,481	25,020	25,405	24,052	22,456
Income before income tax expense	12,544	9,490	8,762	12,485	12,749
Income tax expense	3,811	2,537	2,222	3,992	3,994

Net income	$ 8,733	$ 6,953	$ 6,540	$ 8,493	$ 8,755
SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002	2001	2000
Net income per share	$ 2.32	$1.82	$1.66	$2.10	$2.14
Dividends declared	0.93	0.92	0.92	0.90	0.86
Tangible book value	21.14	20.04	19.60	18.55	16.94
Market price at 12/31	32.500	36.000	26.875	29.25	19.50
Average shares outstanding (in thousands)	3,772	3,821	3,928	4,051	4,094
SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002	2001	2000
Return on average assets	1.17%	0.93%	0.88%	1.18%	1.31%
Return on average tier I equity (1)	12.06%	10.03%	9.45%	12.49%	13.92%
Dividend yield at year end	2.95%	2.56%	3.42%	3.15%	4.51%
Dividend payout	39.31%	49.62%	54.27%	42.20%	39.67%
Total capital to risk adjusted assets	18.77%	17.61%	16.12%	16.87%	17.31%
Tier I capital to risk adjusted assets	16.71%	15.70%	14.33%	15.13%	15.49%
Tier I leverage ratio	10.07%	9.62%	9.26%	9.86%	9.91%
Loans to deposits	73.43%	70.84%	79.79%	81.38%	77.16%
Allowance for loan losses to total loans	2.62%	2.52%	1.78%	1.20%	1.19%
Allowance for loan losses to non-performing loans (including non-accruing loans held for sale)	92.74%	79.9%	59.1%	90.1%	276.0%
Non-performing loans to total loans	2.82%	3.16%	3.01%	1.33%	0.43%
Net interest rate spread	3.17%	3.25%	3.33%	3.33%	3.24%
Net interest margin	3.65%	3.74%	3.95%	4.16%	4.20%
Efficiency ratio (2)	63.24%	62.57%	66.43%	62.06%	60.54%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.

UNAUDITED QUARTERLY DATA	Quarter Ended
	2004
(in thousands except per share data)	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$ 9,273	$ 8,975	$ 9,073	$ 8,881
Interest expense	2,810	2,711	2,692	2,733
Net interest income	6,463	6,264	6,381	6,148
Provision for loan losses	500	333	333	333
Net interest income after provision for loan losses	5,963	5,931	6,048	5,815
Net gains on sales of loans held for sale	16	6	6	956
Total other operating income	3,218	3,465	3,089	3,512
Total other operating expenses	6,101	6,581	6,197	6,603
Income before income tax expense	3,096	2,821	2,946	3,680
Income tax expense	932	809	899	1,170
Net Income	$ 2,164	$ 2,012	$ 2,047	$ 2,510

Basic earnings per share	$ 0.57	$ 0.53	$ 0.54	$ 0.67

	Quarter Ended
	2003
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$10,155	$ 9,671	$ 9,479	$ 9,398
Interest expense	3,580	3,343	3,008	2,909
Net interest income	6,575	6,328	6,471	6,489
Provision for loan losses	600	1,600	2,150	350
Net interest income after provision for loan losses	5,975	4,728	4,321	6,139
Net gains on sales of loans held for sale	13	35	179	18
Total other operating income	3,153	3,401	3,244	3,305
Total other operating expenses	6,262	6,284	6,495	5,980
Income before income tax expense	2,879	1,880	1,249	3,482
Income tax expense	853	463	274	947
Net Income	$ 2,026	$ 1,417	$ 975	$ 2,535

Basic earnings per share	$ 0.53	$ 0.37	$ 0.26	$ 0.66

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the level of the allowance required to cover probable credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal review of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

Management of Credit Risk - Loan Portfolio

The Corporation manages credit risk consistent with state and federal laws governing the making of loans through written policies and procedures; loan review to identify loan problems at the earliest possible time; collection procedures (continued even after a loan is charged off); an adequate allowance for loan losses; and continuing education and training to ensure lending expertise. Diversification by loan product is maintained through offering commercial loans, 1-4 family mortgages, and a full range of consumer loans.

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the president, two executive vice presidents, business client division manager, retail client division manager, consumer loan manager, mortgage loan manager and credit manager, implements the Board-approved loan policy.

Competition

The Corporation is subject to intense competition throughout the southern tier of New York State and the northern tier of Pennsylvania in the lending and deposit gathering aspects of its business from commercial and thrift banking institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and Internet vendors. The Corporation also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Unlike the Corporation, many of these competitors are not subject to regulation as extensive as that of the Corporation and, as a result, they may have a competitive advantage over the Corporation in certain respects. Additionally, the pricing structure of credit unions is not encumbered by income taxes.

Competition for the Corporation's fiduciary services comes primarily from brokerage firms and independent investment advisors. These firms devote considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration by the Corporation totaled approximately $1.4 billion at year-end 2004. The Trust and Investment Division is responsible for the largest component of the Corporation's non-interest revenue.

Financial Condition

Consolidated assets at December 31, 2004 totaled $722.5 million as compared to $747.2 million at year-end 2003, a decrease of $24.7 million or 3.3%. As discussed in greater detail below, this decrease is primarily the result of a $33.6 million decrease in securities available for sale and an $8.9 million decrease in loans, net of unearned income and deferred origination fees and costs, offset to some extent primarily by a $14.7 million increase in cash and cash equivalents as well as a $3.2 million increase in loans held for sale.

The $8.9 million decrease in loans, net of unearned income and deferred origination fees and costs, was impacted to a great extent by a $4.6 million decrease in credit card balances, primarily due to the sale of our consumer credit card portfolio during the fourth quarter of 2004. During the quarter the Corporation sold approximately $8.2 million in consumer credit card accounts to TCM Bank, N.A. (TCM), a bank specializing in credit card financing and administration for community banks. This sale was motivated by the increasing cost of processing and administration associated with the credit card portfolio, as well as TCM's ability to offer enhancements to our credit card holders. Through a three-year participation agreement with TCM, we are continuing to participate in the funding of 45% of this portfolio. While at reduced levels, this will provide the Corporation with ongoing revenue from the credit card portfolio, without the expense of processing and administration. We will also continue to offer credit cards under the Bank's name, acting as an agent for TCM. The premium on the sale of this portfolio totaled $1.241 million, $948 thousand of which was recognized as a gain during the fourth quarter of 2004. The remaining premium will be recognized over the three-year term of the participation agreement.

Additionally, during the third quarter of 2004, management decided to pursue the sale of certain non-performing and potential problem loans. Accordingly, during the third quarter, these loans were written-down to the lower of cost or estimated fair value, which resulted in a charge to the allowance for loan losses of $772 thousand during that quarter. At that time, these loans were reclassified from portfolio loans to loans held for sale. The balance of these loans at December 31, 2004 totaled $3.2 million.

With the exception of the aforementioned items, all other loans, were down $1.1 million since the beginning of 2004, as a decrease in total business loans (including commercial mortgages) of $9.1 million was offset to some extent primarily by a $7.5 million increase in total consumer loans. The decrease in total business loans was impacted by both decreases in commercial loans and floor plan balances of $5.2 million and $3.9 million, respectively. Consumer installment loans rose $3.9 million during 2004, with new indirect automobile financing being particularly strong during the second half of 2004. Also contributing to consumer loan growth during 2004 were increases in student loans and home equity loans of $2.3 million and $1.1 million, respectively. During 2004, the Corporation's residential mortgage portfolio grew by $605 thousand.

The available for sale segment of the securities portfolio totaled $249.3 million at December 31, 2004 compared to $282.9 million at the end of 2003, a decrease of $33.6 million, or 11.9%. The decrease in the available for sale segment of the securities portfolio was impacted by the sale of approximately $12.1 million of mortgage-backed securities and a $2.5 million corporate bond during the fourth quarter of 2004. Also during the fourth quarter of 2004, approximately $9.8 million of federal agency bonds were called. Net gains on the sale of investments during the fourth quarter totaled $383 thousand. It is management's intent to reinvest proceeds from the aforementioned sales and calls during 2005, as we anticipate higher interest rates going forward. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $12.1 million as of December 31, 2004, a decrease of $1.0 million since year-end 2003.

Total cash and cash equivalents at year-end 2004 increased $14.7 million due to an $18.2 million increase in federal funds sold and interest bearing deposits, offset to some extent by a $3.5 million decrease in cash and due from banks. The increase in federal funds sold and interest-bearing deposits can be attributed to proceeds from the sale and call of investments during the fourth quarter of 2004. The decrease in cash and due from banks resulted primarily from lower branch cash levels and a lower volume of fed items in transit on December 31, 2004 as compared to year-end 2003.

Total deposits decreased $31.5 million, or 5.7%, from $551.1 million at December 31, 2003 to $519.6 million at December 31, 2004. While period-end non-interest bearing demand deposit balances increased $6.4 million, interest bearing deposits decreased $37.9 million. This decrease in interest bearing balances was caused primarily by decreases in time and insured money market balances of $16.2 million and $19.5 million, respectively, as well as a $5.3 million decrease in NOW account balances. These decreases were partially offset by a $3.1 million increase in savings accounts. The decrease in interest bearing deposits since year-end 2003 reflects the fact that, in the absence of loan growth during 2004, the Corporation has not been aggressive in the pricing of these deposit products. The $9.5 million increase in securities sold under agreements to repurchase reflects an increase in security purchases funded with repurchase agreements through the Federal Home Loan Bank of New York.

The $4.8 million decrease in other liabilities is due primarily to a $3.7 million decrease in income taxes payable due to the timing of the Corporation's required estimated tax payments.

BALANCE SHEET COMPARISONS

(in millions)
Average Balance Sheet	2004	2003	2002	2001	2000	1999	% Change 2003 to 2004	Compounded Annual Growth 5 Years
Total Assets	$746.1	$748.2	$745.9	$718.6	$667.0	$642.3	-0.3%	3.0%
Earning Assets (1)	691.9	690.9	685.1	657.8	616.4	590.6	0.1%	3.2%
Loans, net of deferred fees and costs, and unearned income	388.2	412.6	428.8	416.4	382.8	346.5	-5.9%	2.3%
Investments (2)	303.7	278.3	256.3	241.4	233.6	244.0	9.1%	4.5%
Deposits	541.8	553.2	545.7	533.7	515.2	494.1	-2.1%	1.9%
Wholesale funding (3)	108.1	101.7	105.5	92.9	71.8	66.6	6.3%	10.2%
Tier I equity (4)	72.4	69.3	69.2	68.0	62.9	57.6	4.5%	4.7%

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

(3) Wholesale funding includes Federal Home Loan Bank advances and securities sold under agreements to repurchase funded through the Federal Home Loan Bank.

(4) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss

Ending Balance Sheet	2004	2003	2002	2001	2000	1999	% Change 2003 to 2004	Compounded Annual Growth 5 Years
Total Assets	$722.5	$747.2	$751.2	$725.1	$676.2	$653.6	-3.3%	2.0%
Earning Assets(1)	669.5	690.0	685.3	661.8	618.2	596.6	-3.0%	2.3%
Loans, net of deferred fees and costs, and unearned income	381.5	390.4	432.3	423.8	394.6	360.0	-2.3%	1.2%
Allowance for loan losses	9.9	9.8	7.7	5.1	4.7	4.7	1.4%	16.3%
Investments (2)	292.7	309.1	265.2	246.5	229.7	236.1	-5.3%	4.4%
Deposits	519.6	551.1	541.8	520.7	511.4	481.8	-5.7%	1.5%
Wholesale funding(3)	108.0	98.5	113.3	112.1	77.9	94.2	9.6%	2.8%
Tangible equity (4)	78.9	76.3	75.4	74.7	69.3	59.7	3.4%	5.7%

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
(3) Wholesale funding includes Federal Home Loan Bank advances and securities sold under agreements to repurchase funded through the Federal Home Loan Bank.
(4) Shareholders' equity less goodwill and intangible assets.

Securities

The Board-approved Funds Management Policy includes an investment portfolio policy which requires that, except for local municipal obligations that are sometimes not rated or carry ratings above "Baa" but below "A" by Moody's or Standard & Poors, debt securities purchased for the bond portfolio must carry a minimum rating of "A". Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are classified as Held to Maturity. The Available for Sale portfolio at December 31, 2004 was $249.3 million compared to $282.9 million a year earlier. At year-end 2004, the total net unrealized appreciation in the securities available for sale portfolio was $8.1 million, compared to $9.4 million a year ago. The components of this change are set forth below.

SECURITIES AVAILABLE FOR SALE (in thousands)
At December 31,	Amortized Cost	2004 Estimated Fair Value	Unrealized Appreciation (Depreciation)	Amortized Cost	2003 Estimated Fair Value	Unrealized Appreciation (Depreciation)
Obligations of U.S. Government agencies	$121,708	121,391	(317)	117,858	118,505	647
Mortgage-backed securities	87,894	87,260	(634)	120,339	120,999	660
Obligations of states and political subdivisions	16,005	16,630	625	16,661	17,613	952
Corporate bonds and notes	8,910	9,469	559	12,416	13,157	741
Corporate stocks	6,680	14,581	7,901	6,204	12,646	6,442
Totals	$241,197	$249,331	$8,134	273,478	282,920	9,442

Included in the preceding table are 46,354 shares of SLM Corp. (formerly USA Education, Inc.) at a cost basis of approximately $1 thousand and estimated fair value of $2.475 million. These shares were acquired as preferred shares of Student Loan Marketing Association, or Sallie Mae, a permitted exception to the Government regulation banning bank ownership of equity securities in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at December 31, 2004, the Corporation held marketable equities totaling $734 thousand at cost, with a total estimated fair value of $6.162 million. The shares, other than SLM Corp., were acquired prior to the enactment of the Banking Act of 1933.

Non-marketable equity securities included in the Corporation's portfolio are 10,888 shares of Federal Reserve Bank stock and 54,000 shares of the Federal Home Loan Bank of New York stock. They are carried at their cost of $544 thousand and $5.400 million, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these last two investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-performing loans at year-end 2004 totaled $10.765 million as compared to $12.331 million at year-end 2003, a decrease of $1.566 million. Loans in non-accrual status have decreased $1.220 million. During 2004, three commercial relationships with a current balance of $350 thousand were added to the non-accrual category. These additions were offset primarily by principal reductions on other non-accruing commercial loans, as well as a reduced level of mortgages and consumer loans in non-accrual status. Additionally, during the third quarter of 2004, the Corporation charged $228 thousand to the allowance for loan losses to write-down the balance of a non-accruing commercial relationship to its estimated fair value in conjunction with management's decision to reclassify this relationship to held-for-sale. A $277 thousand reduction in troubled debt restructurings resulted from the transfer of a relationship in this category at December 31, 2003 to non-accrual status during the second quarter of 2004. Subsequent to this transfer, this relationship was charged-off. The reduction in non-performing loans was also impacted by a $69 thousand decrease in accruing loans past due 90 days or more, this decrease related primarily to a reduced level of mortgage loans in this category.

NON-PERFORMING ASSETS

The following table summarizes the Corporation's non-performing assets including non-accruing loans held for sale (in thousands of dollars):
	December 31,
	2004	2003	2002	2001	2000
Non-accrual loans	$ 10,507	$ 11,727	$ 9,345	$ 1,490	$ 1,078
Troubled debt restructurings	-	277	3,382	78	405
Accruing loans past due 90 days or more	258	327	267	4,065	224
Total non-performing loans	$ 10,765	$ 12,331	$ 12,994	5,633	1,707
Other real estate owned	104	357	406	82	62
Securities on non-accrual	-	-	1,288	-	-
Total non-performing assets	$ 10,869	$ 12,688	$ 14,688	$ 5,715	$ 1,769

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):
	2004	2003	2002
Interest income that would have been recorded under original terms	$ 814	$ 890	$ 882
Interest income recorded during the period	$ 125	$ 630	$ 862

In addition to non-performing loans, as of December 31, 2004, the Corporation, through its credit administration and loan review functions, has identified 22 commercial relationships totaling $11.367 million in potential problem loans, as compared to $16.874 million (22 relationships) at December 31, 2003. The $5.507 million decrease in these loans is primarily related to the upgrading during 2004 of one commercial relationship which totaled $4.999 million at December 31, 2003 and the write-down to its estimated fair value of one relationship now categorized as held for sale, this write-down totaling $544 thousand. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluations of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. During 2002 and 2003, the Corporation significantly increased the allowance for loan losses through an increased provision for loan loss expense in light of continuing loan quality issues related to the impact of a weak local economic environment on several large commercial relationships. With the level of non-performing relationships having declined during 2004, and seeing positive indications of improving business conditions for these clients, the Corporation reduced its provision for loan losses during 2004 to $1.5 million as compared to $4.7 million during 2003, a reduction of $3.2 million. At December 31, 2004, the Corporation's allowance for loan losses totaled $9.983 million, resulting in a coverage ratio of allowance to non-performing loans of 92.7%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs during 2004 totaled $1.365 million or 0.35% of average outstanding loans, compared to $2.526 million or 0.61% of average outstanding loans in 2003. This $1.161 million decrease in net charge-offs was due primarily to lower commercial loan charge-offs. The allowance for loan losses to total loans at December 31, 2004 was 2.62% as compared to 2.52% as of December 31, 2003.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2004 (in thousands of dollars):
	Years Ended December 31,
	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of year	$ 9,848	$ 7,674	$ 5,077	$ 4,708	$ 4,665
Charge-offs:
Commercial, financial and agricultural	1,060	2,182	136	139	65
Real estate mortgages	3	2	23	5	4
Consumer loans	577	630	710	806	770
Home equity	-	6	11	-	14
Total	1,640	2,820	880	950	853
Recoveries:
Commercial, financial and agricultural	53	83	48	64	29
Real estate mortgages	-	2	1	12	-
Consumer loans	222	209	145	143	117
Total	275	294	194	219	146
Net charge-offs	1,365	2,526	686	731	707
Provision charged to operations	1,500	4,700	3,283	1,100	750
Allowance for loan losses at end of year	$ 9,983	$ 9,848	$ 7,674	$ 5,077	$ 4,708
Ratio of net charge-offs during year to average loans outstanding (1)	.35%	.61%	.16%	.18%	.18%

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At December 31, 2004, the Corporation maintained a $75.531 million line of credit with the FHLB, as compared to $74.957 million at December 31, 2003.

During 2004, cash and cash equivalents increased $14.7 million, compared to an increase of $9.0 million during 2003. In addition to cash provided by operating activities, other primary sources of cash in 2004 included proceeds from maturities, sales and principal payments on securities ($105.0 million) and an increase in securities sold under agreements to repurchase ($9.5 million). In addition to cash provided by operating activities, other primary sources of cash in 2003 included proceeds from maturities, sales and principal payments on securities ($159.5 million), a net decrease in loans ($32.7 million) and an increase in deposits ($9.3 million).

Cash generated during 2004 was used primarily to fund the purchase of securities totaling $73.6 million as well as a deposit decrease of $31.5 million. Other significant uses of cash during 2004 included an increase in loans, excluding loans transferred to held for sale ($6.2 million), the payment of cash dividends ($3.4 million), the purchase of treasury shares ($2.4 million) and the purchase of premises and equipment ($2.0 million). During 2003, the purchase of securities totaled $191.8 million. Other significant uses of cash during 2003 included the repayment of Federal Home Loan Bank advances ($15.8 million), the payment of cash dividends ($3.5 million), purchases of premises and equipment ($2.2 million) and the purchase of treasury shares (1.3 million).

The Corporation continues to maintain a strong capital position. As of December 31, 2004, the Corporation's ratio of Total Capital to Risk Weighted Assets was 18.77% compared with 17.61% a year earlier. The Corporation's leverage ratio (Tier I Capital/Average Assets) was 10.07% at December 31, 2004 and 9.62% at December 31, 2003. These ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared totaled $3.433 million or $0.93 per share in 2004 versus $3.450 million or $0.92 per share in 2003 and $3.549 million or $0.92 per share in 2002. Dividends declared during 2004 amounted to 39.3% of net income compared to 49.6% and 54.3% of 2003 and 2002 net income, respectively. It is management's objective to continue generating sufficient capital internally, while retaining an adequate dividend payout ratio to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During 2004, 79,714 shares were purchased at a total cost of $2.449 million or an average price of $30.72 per share, with 8,800 of these shares purchased subsequent to the above share repurchase announcement. During 2003, 42,748 shares were purchased at a total cost of $1.287 million or an average price of $30.11 per share, and in 2002 there were 187,812 shares purchased at a total cost of $5.333 million (average of $28.39 per share).

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

For the year ended December 31, 2004, the Corporation engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Corporation's consolidated financial statements.

Contractual Obligations

As of December 31, 2004, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):
		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Federal Home Loan Bank advances	$ 25,000	$ 5,000	$ 10,000	$ 10,000	$ -
Securities sold under agreements to repurchase	88,505	34,505	24,000	20,000	10,000
Operating leases	345	127	150	68	-
Other	150	150	-	-	0
Total	$ 114,000	$ 39,782	$ 34,150	$ 30,068	$ 10,000

Results of Operations

Consolidated net income for 2004 totaled $8.733 million versus $6.953 million in 2003, an increase of $1.780 million or 25.6%. Earnings per share increased 27.5% from $1.82 per share to $2.32 per share on 49,206 fewer average shares outstanding. Dividends declared in 2004 totaled $0.93 per share as compared to $0.92 per share in 2003.

Despite continued pressure on net interest income and margin, and an increase in operating expenses, the Corporation was able to achieve the aforementioned increase in net income due to a significantly lower provision for loan loss expense as well as an increase in non-interest income. The discussion which follows will highlight those areas which had the greatest impact on the Corporation's 2004 operating results.

Net interest income before the provision for loan losses was down $607 thousand or 2.3%, with the net interest margin declining nine basis points from 3.74% to 3.65%, impacted primarily by lower average loan volume and lower average interest rates. Despite a $1.0 million increase in average earning assets, total interest and dividend income decreased $2.502 million or 6.5% from $38.705 million in 2003 to $36.203 million in 2004, as the yield on earning assets declined 37 basis points from 5.60% to 5.23%. Average loans were down $24.4 million or 5.9% from $412.6 million to $388.2 million, with the average yield on loans decreasing 47 basis points from 6.60% in 2003 to 6.13% in 2004. The decrease in average loans is reflective primarily of the decrease in loans throughout 2003, a year in which we saw loans decrease from $432.3 million to $390.4 million. While the average balance of the securities portfolio increased $32.1 million or 12.6%, the yield on these investments was down 16 basis points to 4.25%. Average federal funds sold and interest-bearing deposits were down $6.7 million, with the yield increasing 26 basis points to 1.35%.

Total average funding liabilities during 2004 decreased $4.7 million or 0.7%, due to an $11.4 million decrease in average deposits, partially offset primarily by a $6.7 million increase in average securities sold under agreements to repurchase with the Federal Home Loan Bank of New York. Average non-interest bearing demand deposit balances increased $9.1 million as both personal and non-personal account averages increased. Average interest bearing deposits decreased $20.5 million, impacted primarily by decreases in average time deposits and insured money market balances of $20.1 million and $3.0 million, respectively. The decrease in these deposits is related to the fact that absent loan growth during 2004, we were not aggressive in the pricing of these deposit products. The above decreases were offset to some extent by a $4.3 million increase in average savings balances. While average interest-bearing liabilities during 2004 decreased by $13.7 million or 2.5%, interest expense decreased $1.894 million or 14.8% from $12.840 million in 2003 to $10.946 million in 2004 as the average cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), was down 27 basis points from 1.94% to 1.67%.

The 2004 provision for loan loss expense totaled $1.500 million as compared to $4.700 million in 2003 a decrease of $3.2 million. As discussed under the "Asset Quality" section of this report, during 2002 and 2003 we had significantly increased our allowance for loan losses through increased provisions for loan loss expense in recognition of the impact that an adverse business environment had on several of our commercial clients. During 2004 we have seen this environment improve, which has resulted in improved asset quality, thus allowing for a lower provision for loan loss expense.

Non-interest income during 2004 rose $922 thousand or 6.9% from $13.346 million to $14.268 million. The most significant item impacting this increase was the previously mentioned $948 thousand gain on the sale of our consumer credit card portfolio. This gain was partially offset by a $583 thousand decrease in net gains on securities transactions. With the exception of the above two items, all other non-interest income increased $557 thousand or 4.6%. Revenue generated by our Trust and Investment Center rose $224 thousand, reflective of improved market conditions. Service charges on deposit accounts increased $93 thousand, primarily due to increased fees related to our courtesy pay, overdraft privilege program initially introduced during the second quarter of 2003. A $156 thousand increase in credit card merchant earnings reflects an increased volume of merchant deposit activity. Non-interest income was also positively impacted by an increase in revenue from our equity investment in Cephas Capital Partners, L.P. of $171 thousand as well as a $100 thousand increase in revenue generated by CFS Group, Inc. The above increases were partially offset primarily by a $210 thousand decrease in gains on the sale of mortgages, as the volume of mortgages sold in the secondary market was down significantly from year ago levels.

Operating expenses during 2004 increased $462 thousand or 1.8% from $25.020 million to $25.482 million. A significant factor in this increase was a $331 thousand increase in professional services fees due primarily to consulting and auditing expense increases related to Sarbanes-Oxley Section 404 compliance. Pension and other employee benefits increased $167 thousand, as a $371 thousand increase in health insurance costs was partially offset by reductions in pension expense and post-retirement medical benefits of $198 thousand and $103 thousand, respectively. The reduction in pension expense resulted from a greater than expected rate of return on assets, partially offset by a reduction in the discount rate used in determining future benefit obligations. Based upon actuarial estimates for 2005, we expect that the pension expense during 2005 will decrease approximately $130 thousand, primarily due to the increased plan asset value as of December 31, 2004. During the fourth quarter of 2004, the Corporation elected to make a contribution to the plan of $2.280 million, the maximum contribution allowed under existing IRS regulations. The reduction in post-retirement medical benefits includes recognition during 2004 of $65 thousand of reduced costs related to Medicare Part D coverage. Net occupancy expenses increased $165 thousand, primarily the result of higher depreciation costs, real estate taxes, building maintenance and utilities. The $41 thousand increase in furniture and equipment expense was primarily due to higher depreciation costs. The above mentioned increases were offset to some extent by a $159 thousand decrease in salaries and wages. This decrease reflects the fact that during 2003, the Corporation incurred a charge of approximately $321 thousand related to costs associated with a severance agreement with a former employee.

The $1.274 million increase in income tax expense is primarily related to the $3.053 million increase in pre-tax income.

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2004	2003	2002	2001	2000	1999	% Change 2003 to 2004	Compounded Annual Growth 5 Years
Net interest income	$25,257	$25,864	$27,069	$27,282	$25,923	$25,449	-2.3%	-0.2%
Provision for loan losses	1,500	4,700	3,283	1,100	750	673	-68.1%	17.4%
Net interest income after provision for loan losses	23,757	21,164	23,786	26,182	25,173	24,776	12.3%	-0.8%
Other operating income:
Trust and investment services income	4,725	4,501	4,513	4,554	4,847	4,813	5.0%	-0.4%
Securities gains (losses), net	602	1,185	(459)	491	216	151	-49.2%	31.9%
Net gains on sales of loans held for sale	983	245	9	-	-	-	301.2%	N/A
Other income	7,958	7,415	6,318	5,310	4,969	4,442	7.3%	12.4%
Total other operating income	14,268	13,346	10,381	10,355	10,032	9,406	6.9%	8.7%
Other operating expenses	25,482	25,020	25,405	24,052	22,456	21,631	1.8%	3.6%
Income before income tax expense	12,544	9,490	8,762	12,485	12,749	12,551	32.2%	0.0%
Income tax expense	3,811	2,537	2,222	3,992	3,994	4,159	50.2%	-1.7%
Net income	$ 8,733	$ 6,953	$ 6,540	$ 8,493	$ 8,755	$ 8,392	25.6%	0.8%

AVERAGE BALANCES AND YIELDS

For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2004			2003			2002
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:	(Dollars in thousands)
Loans	$388,242	$23,796	6.13%	$412,558	$27,223	6.60%	$428,795	$30,907	7.21%
Taxable securities	256,480	11,170	4.36	228,639	10,212	4.47	211,626	11,877	5.61
Tax-exempt securities	30,491	1,013	3.32	26,273	1,018	3.87	23,904	1,043	4.36
Federal funds sold	15,877	214	1.35	22,228	243	1.09	19,375	315	1.63
Interest-bearing deposits	773	10	1.26	1,158	9	0.78	1,414	22	1.56

Total earning assets	691,863	36,203	5.23%	690,856	38,705	5.60%	685,114	44,164	6.45%

Non-earning assets:
Cash and due from banks	23,502			23,562			24,064
Premises and equipment, net	17,161			17,261			16,173
Other assets	15,528			13,848			16,465
Allowance for loan losses	(10,223)			(8,184)			(5,765)
AFS valuation allowance	8,261			10,894			9,896
Total	746,092			748,237			745,947

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Now and super now deposits	41,959	149	0.36%	43,634	185	0.42%	41,501	296	0.71%
Savings and insured money market deposits	180,934	1,291	0.71	179,626	1,719	0.96	162,737	2,686	1.65
Time deposits	194,395	5,073	2.61	214,497	6,433	3.00	231,882	9,110	3.93
Federal Home Loan Bank advances and securities sold under agreements to repurchase	114,292	4,433	3.88	107,552	4,503	4.19	111,358	5,002	4.49

Total interest-bearing liabilities	531,580	10,946	2.06%	545,309	12,840	2.35%	547,478	17,094	3.12%

Non-interest-bearing liabilities:
Demand deposits	124,521			115,458			109,536
Other liabilities	9,074			7,658			9,412
Total liabilities	665,175			668,425			666,426
Shareholders' equity	80,917			79,812			79,521
Total	$746,092			$748,237			$745,947

Net interest income		$25,257			$25,865			$27,070

Net interest rate spread			3.17%			3.25%			3.33%

Net interest margin			3.65%			3.74%			3.95%

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
	2004 vs. 2003			2003 vs. 2002
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate
Loans	$ (3,427)	(1,553)	(1,874)	$(3,684)	(1,140)	(2,544)
Taxable investment securities	958	1,218	(260)	(1,665)	900	(2,565)
Tax-exempt investment securities	(5)	151	(156)	(25)	98	(123)
Federal funds sold	(29)	(78)	49	(72)	42	(114)
Interest-bearing deposits	1	(4)	5	(13)	(3)	(10)

Total interest income	$ (2,502)	56	(2,558)	$(5,459)	367	(5,826)

Interest expense (in thousands)
Interest-bearing demand deposits	(36)	(7)	(29)	(111)	15	(126)
Savings and insured money market deposits	(428)	12	(440)	(967)	256	(1,223)
Time deposits	(1,360)	(570)	(790)	(2,677)	(644)	(2,033)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(70)	273	(343)	(499)	(167)	(332)

Total interest expense	$ (1,894)	(316)	(1,578)	$(4,254)	(67)	(4,187)

Net interest income	$ (608)	(270)	(338)	$(1,205)	(332)	(873)

SELECTED PER SHARE DATA ON COMMON SHARES

	2004	2003	2002	2001	2000	1999	% Change 2003 To 2004	Compounded Annual Growth 5 Years
Net income per share	$2.32	$1.82	$1.66	$2.10	$2.14	$2.03	27.5%	2.7%
Dividends declared	0.93	0.92	0.92	0.90	0.86	0.76	1.1%	4.1%
Tangible book value	21.14	20.04	19.60	18.55	16.94	14.56	5.5%	7.7%
Market price at 12/31	32.50	36.00	26.875	29.25	19.50	24.50	-9.7%	5.8%
Average shares outstanding (in thousands)	3,772	3,821	3,928	4,051	4,094	4,132	-1.3%	-1.8%

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
Return on average assets	1.17%	0.93%	0.88%	1.18%	1.31%
Return on average tier I equity (1)	12.06%	10.03%	9.45%	12.49%	13.92%
Dividend yield at year end	2.95%	2.56%	3.42%	3.15%	4.51%
Dividend payout	39.31%	49.62%	54.27%	42.20%	39.67%
Total capital to risk adjusted assets	18.77%	17.61%	16.12%	16.87%	17.31%
Tier I capital to risk adjusted assets	16.71%	15.70%	14.33%	15.13%	15.49%
Tier I leverage ratio	10.07%	9.62%	9.26%	9.86%	9.91%
Loans to deposits	73.43%	70.84%	79.79%	81.38%	77.16%
Allowance for loan losses to total loans	2.62%	2.52%	1.78%	1.20%	1.19%
Allowance for loan losses to non-performing loans (including non-accruing loans held for sale)	92.74%	79.9%	59.1%	90.1%	276.0%
Non-performing loans to total loans	2.82%	3.16%	3.01%	1.33%	0.43%
Net interest rate spread	3.17%	3.25%	3.33%	3.31%	3.24%
Net interest margin	3.65%	3.74%	3.95%	4.15%	4.20%
Efficiency ratio (2)	63.24%	62.57%	66.43%	62.06%	60.54%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.
UNAUDITED QUARTERLY DATA	Quarter Ended
	2004
(in thousands except per share data)	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$ 9,273	$ 8,975	$ 9,073	$ 8,881
Interest expense	2,810	2,711	2,692	2,733
Net interest income	6,463	6,264	6,381	6,148
Provision for loan losses	500	333	333	333
Net interest income after provision for loan losses	5,963	5,931	6,048	5,815
Net gains on sales of loans held for sale	16	6	6	956
Total other operating income	3,218	3,465	3,089	3,512
Total other operating expenses	6,101	6,581	6,197	6,603
Income before income tax expense	3,096	2,821	2,946	3,680
Income tax expense	932	809	899	1,170
Net Income	$ 2,164	$ 2,012	$ 2,047	$ 2,510

Basic earnings per share	$ 0.57	$ 0.53	$ 0.54	$ 0.67

	Quarter Ended
	2003
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$10,155	$ 9,671	$ 9,479	$ 9,398
Interest expense	3,580	3,343	3,008	2,909
Net interest income	6,575	6,328	6,471	6,489
Provision for loan losses	600	1,600	2,150	350
Net interest income after provision for loan losses	5,975	4,728	4,321	6,139
Net gains on sales of loans held for sale	13	35	179	18
Total other operating income	3,153	3,401	3,244	3,305
Total other operating expenses	6,262	6,284	6,495	5,980
Income before income tax expense	2,879	1,880	1,249	3,482
Income tax expense	853	463	274	947
Net Income	$ 2,026	$ 1,417	$ 975	$ 2,535

Basic earnings per share	$ 0.53	$ 0.37	$ 0.26	$ 0.66

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the president, two executive vice presidents, chief financial officer, asset liability management officer, senior marketing officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At December 31, 2004, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 14.07% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 1.30%. Both are within the Corporation's policy guideline of 15% established by ALCO and management is comfortable with this exposure because the Corporation does not believe that an immediate 200-basis point decrease in interest rates across the yield curve is likely given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 5.64% and a positive impact of 0.29% respectively.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2004, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 11.95% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.82%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2004.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investments cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

On September 30, 2004, the FASB issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e., steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e., steps of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at December 31, 2004, EITF 03-1 is not expected to have a material effect on the Corporation's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS 153 will have no significant effect on the financial position, results of operations, and cash flows of the Corporation.

In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, the provision of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Corporation adopts the standard on July 1, 2005, it will be required to report in its financial statements the share-based compensation expense for the last six months of 2005 and may choose to use the modified retrospective application method to restate results for the earlier periods. As of December 31, 2004, management believes that adopting the new statement is not expected to have a material effect on the Corporation's financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's main market risk exposure is to changing interest rates. A discussion of the Corporation's exposure to changing interest rates is included under the heading "Interest Rate Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-1 through F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2004.

During the fourth fiscal quarter, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

We, as members of management of the Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external purposes in accordance with general accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2004, management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2004 based on the specified criteria.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chemung Financial Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Chemung Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Chemung financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chemung Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005, expressed an unqualified opinion on those consolidated financial statements.

Albany, NY

March 11, 2005

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2005 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2005 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2005 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2005 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2005 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Corporation appear on pages F-1 through F-28 of this report and are incorporated in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the three years ended December 31, 2004
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2004
Consolidated Statements of Cash Flows for the three years ended December 31, 2004
Notes to Consolidated Financial Statements

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

10.1

Employment Agreement, dated as of November, 2000 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. (filed as Exhibit 10.1 to Registrant's Annual Form 10-K for the year ended December 31, 2003, File No. 0-13888, and incorporated by reference herein)

10.2	Extension of Employee Agreements. (filed as Exhibit 10.2 to Registrant's Annual Form 10-K for the year ended December 31, 2003, File No. 0-13888, and incorporated by reference herein)
10.3	Deferred Directors Fee Plan. (filed as Exhibit 10.1 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)
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

10.6	Description of Arrangement for Directors Fees. Filed herewith
10.7	Employment Agreement, dated as of November 8, 2000 between Chemung Canal Trust Company and John R. Battersby, Jr. Executive Vice President. Filed herewith
10.8	Employment Agreement, dated as of November 8, 2000 between Chemung Canal Trust Company and Thomas C. Karski, Executive Vice President. Filed herewith
21	Subsidiaries of the registrant. Filed herewith.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of President and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were furnished by the Corporation during the last fiscal quarter of the period covered by this report:
Filing Date of Report	Item Reported
October 14, 2004	Item 12 (press release announcing financial results for the quarter ended September 30, 2004)
November 17, 2004	Item 8.01 (announcement of share repurchase program of the Corporation's outstanding common stock)
December 20, 2004	Item 5.02 (announcement of the accepted resignation of Frederick Q. Falck from the Corporation's Board of Directors)

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages F-1 to F-28

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chemung Financial Corporation:

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Albany, NY

March 11, 2005

CONSOLIDATED FINANCIAL STATEMENTS
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
ASSETS	2004	2003

Cash and due from banks	$ 21,533,756	24,985,636
Federal funds sold	30,000,000	12,400,000
Interest-bearing deposits with other financial institutions	1,269,256	684,142
Total cash and cash equivalents	52,803,012	38,069,778

Securities available for sale, at estimated fair value	249,330,518	282,920,294
Securities held to maturity, estimated fair value of $12,400,479 at December 31, 2004, and $13,357,619 at December 31, 2003	12,138,570	13,084,290
Loans, net of deferred origination fees and costs, and unearned income	381,507,999	390,353,246
Allowance for loan losses	(9,983,279)	(9,848,259)
Loans, net	371,524,720	380,504,987

Loans held for sale	3,165,827	-
Premises and equipment, net	17,213,166	17,471,607
Goodwill	1,516,666	1,516,666
Other intangible assets, net of accumulated amortization	1,756,596	2,154,315
Other assets	13,094,674	11,487,546
Total assets	$722,543,749	747,209,483

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$128,805,546	122,363,563
Interest-bearing	390,754,052	428,687,764
Total deposits	519,559,598	551,051,327
Securities sold under agreements to repurchase	88,504,520	79,034,796
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued interest payable	1,093,909	1,124,186
Dividends payable	877,650	859,415
Other liabilities	5,311,600	10,146,887
Total liabilities	640,347,277	667,216,611
Commitments and contingencies (note 14)

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 shares issued at December 31, 2004 and 2003	43,001	43,001
Capital surplus	22,657,816	22,506,573
Retained earnings	70,050,443	64,750,787
Treasury stock, at cost (643,260 shares at December 31, 2004; 563,546 shares at December 31, 2003)	(15,520,347)	(13,071,791)
Accumulated other comprehensive income	4,965,559	5,764,302
Total shareholders' equity	82,196,472	79,992,872

Total liabilities and shareholders' equity	$722,543,749	747,209,483

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2004	2003	2002

Interest and dividend income:
Loans	$23,795,970	27,222,714	30,906,507
Securities	12,183,164	11,229,975	12,920,581
Federal funds sold	213,595	242,943	314,596
Interest-bearing deposits	9,745	8,898	21,718
Total interest and dividend income	36,202,474	38,704,530	44,163,402

Interest expense:
Deposits	6,512,622	8,337,648	12,091,912
Borrowed funds	1,101,423	1,102,090	1,195,827
Securities sold under agreements to repurchase	3,331,669	3,400,521	3,806,459
Total interest expense	10,945,714	12,840,259	17,094,198

Net interest income	25,256,760	25,864,271	27,069,203

Provision for loan losses	1,500,000	4,700,000	3,283,333
Net interest income after provision for loan losses	23,756,760	21,164,271	23,785,870

Other operating income:
Trust & investment services income	4,725,087	4,500,919	4,513,251
Service charges on deposit accounts	4,199,111	4,105,529	2,813,193
Net gain (loss) on securities transactions	602,308	1,184,766	(458,565)
Net gains on sales of loans held for sale	983,535	245,373	9,406
Credit card merchant earnings	1,357,164	1,200,509	1,332,778
Other	2,401,153	2,108,748	2,170,866
Total other operating income	14,268,358	13,345,844	10,380,929

Other operating expenses:
Salaries and wages	9,372,678	9,532,027	9,528,540
Pension and other employee benefits	2,980,521	2,814,002	2,917,385
Net occupancy expenses	2,283,746	2,118,510	2,028,548
Furniture and equipment expenses	1,906,764	1,865,625	1,605,185
Amortization of intangible assets	397,719	397,719	397,719
Other	8,540,390	8,291,961	8,927,997
Total other operating expenses	25,481,818	25,019,844	25,405,374
Income before income tax expense	12,543,300	9,490,271	8,761,426
Income tax expense	3,810,646	2,536,820	2,221,533
Net income	$ 8,732,654	6,953,451	6,539,893

Weighted average shares outstanding	3,771,600	3,820,806	3,928,332

Basic earnings per share	$2.32	$1.82	$1.66

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2001	$ 43,001	22,215,098	58,257,076	(6,515,591)	5,161,993	79,161,577

Comprehensive Income:
Net income	-	-	6,539,893	-	-	6,539,893
Other comprehensive income	-	-	-	-	2,445,515	2,445,515
Total comprehensive income						8,985,408
Restricted stock units for directors' deferred compensation plan	-	151,486	-	-	-	151,486
Cash dividends declared ($.92 per share)	-	-	(3,549,418)	-	-	(3,549,418)
Distribution of employee stock bonus	-	2,454	-	5,961	-	8,415
Distribution of restricted stock units for directors' deferred compensation plan	-	(13,631)	-	15,970	-	2,339
Purchase of 187,812 shares of treasury stock	-	-	-	(5,332,630)	-	(5,332,630)

Balances at December 31, 2002	$ 43,001	22,355,407	61,247,551	(11,826,290)	7,607,508	79,427,177
Comprehensive Income:
Net income	-	-	6,953,451	-	-	6,953,451
Other comprehensive loss	-	-	-	-	(1,843,206)	(1,843,206)
Total comprehensive income						5,110,245
Restricted stock units for directors' deferred compensation plan	-	160,240	-	-	-	160,240
Cash dividends declared ($.92 per share)	-	-	(3,450,215)	-	-	(3,450,215)
Distribution of restricted stock units for directors' deferred compensation plan	-	(17,225)	-	18,918	-	1,693
Sale of 975 shares of treasury stock	-	8,151	-	22,561	-	30,712
Purchase of 42,748 shares of treasury stock	-	-	-	(1,286,980)	-	(1,286,980)

Balances at December 31, 2003	$ 43,001	22,506,573	64,750,787	(13,071,791)	5,764,302	79,992,872
Comprehensive Income:
Net income	-	-	8,732,654	-	-	8,732,654
Other comprehensive loss	-	-	-	-	(798,743)	(798,743)
Total comprehensive income						7,933,911
Restricted stock units for directors' deferred compensation plan	-	151,243	-	-	-	151,243
Cash dividends declared ($.93 per share)	-	-	(3,432,998)	-	-	(3,432,998)
Purchase of 79,714 shares of treasury stock	-	-	-	(2,448,556)	-	(2,448,556)

Balances at December 31, 2004	$ 43,001	22,657,816	70,050,443	(15,520,347)	4,965,559	82,196,472

See accompanying notes to consolidated financial statements.
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2004	2003	2002

Cash flows from operating activities:

Net income	$ 8,732,654	$ 6,953,451	$ 6,539,893
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	397,719	397,719	397,719
Deferred tax expense (benefit)	412,775	(1,082,795)	(1,464,115)
Provision for loan losses	1,500,000	4,700,000	3,283,333
Depreciation and amortization	2,266,780	2,185,743	1,884,604
Amortization of premiums on securities, net	427,331	1,410,219	787,395
Gain on sales of loans held for sale, net	(983,535)	(245,373)	(9,406)
Proceeds from sales of loans held for sale	11,466,589	16,083,128	217,956
Loans originated held for sale	(2,349,153)	(15,837,755)	(208,550)
Net (gain) loss on securities transactions	(602,308)	(1,184,766)	458,565
(Increase) decrease in other assets	(1,412,506)	(433,978)	1,182,229
Decrease in accrued interest payable	(30,277)	(357,872)	(624,914)
Expense related to restricted stock units for directors' deferred compensation plan	151,243	160,240	151,486
(Decrease) increase in other liabilities	(3,128,325)	2,258,845	3,008,387
Proceeds from sales of student loans	2,552,049	6,553,537	3,714,321

Net cash provided by operating activities	19,401,036	21,560,343	19,318,903

Cash flows from investing activities:

Proceeds from sales of securities available for sale	18,229,029	2,472,605	15,137,874
Proceeds from maturities of and principal collected on securities available for sale	77,063,383	152,388,537	135,875,581
Proceeds from maturities of and principal collected on securities held to maturity	9,732,868	4,616,936	4,944,237
Purchases of securities available for sale	(62,836,001)	(183,940,073)	(166,295,395)
Purchases of securities held to maturity	(10,787,148)	(7,865,725)	(5,663,241)
Purchases of premises and equipment	(2,008,339)	(2,160,934)	(4,631,006)
Net (increase) decrease in loans	(6,176,270)	32,740,792	(13,523,536)

Net cash provided (used) by investing activities	23,217,522	(1,747,862)	(34,155,486)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (con't)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	(15,308,690)	29,132,218	30,562,963
Net decrease in time deposits and individual retirement accounts	(16,183,039)	(19,846,358)	(9,484,498)
Net increase (decrease) in securities sold under agreements to repurchase	9,469,724	373,696	(796,182)
Federal Home Loan Bank advances	-	-	15,750,000
Repayments of Federal Home Loan Bank advances	-	(15,750,000)	(12,600,000)
Purchase of treasury stock	(2,448,556)	(1,286,980)	(5,332,630)
Sale of treasury stock	-	30,712	-
Cash dividends paid	(3,414,763)	(3,459,631)	(3,592,360)
Net cash (used) provided by financing activities	(27,885,324)	(10,806,343)	14,507,293

Net increase (decrease) in cash and cash equivalents	14,733,234	9,006,138	(329,290)

Cash and cash equivalents, beginning of year	38,069,778	29,063,640	29,392,930

Cash and cash equivalents, end of year	$52,803,012	$38,069,778	$29,063,640

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,975,993	$13,198,129	$17,719,112
Income taxes	$ 7,107,295	$ 3,702,070	$ 444,052

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 97,798	$ 120,757	$ 583,265
Transfer of loans to loans held for sale	$11,006,690	$ -	$ -
Adjustment of securities available for sale to fair value, net of tax	$ (798,743)	$(1,843,206)	$ 2,445,515
Settlement of pending purchase of security	$ 2,000,000	$(2,000,000)	$ -

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Chemung Financial Corporation (the "Corporation"), through its wholly owned subsidiaries, Chemung Canal Trust Company (the "Bank") and CFS Group, Inc., provides a wide range of banking, financing, fiduciary and other financial services to its clients. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.

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

Non-marketable equity securities are classified with securities available for sale. Non-marketable equity securities owned by the Corporation at December 31, 2004 and 2003 include Federal Home Loan Bank of New York (FHLB) stock and Federal Reserve Bank (FRB) stock, which are carried at cost since there is no readily available market price for these securities.

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

Certain mortgage loans are originated with the intent to sell. Loans held for sale are recorded at the lower of cost or fair value. It is management's intention to sell these loans. Loans held for sale, as well as the commitments to sell the loans that are originated for sale, are regularly evaluated. If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market rates.

Interest on loans is accrued and credited to operations using the interest method. The accrual of interest is generally discontinued and previously accrued interest is reversed when commercial loans become 90 days delinquent, and when consumer, mortgage and home equity loans, which are not guaranteed by government agencies, become 120 days delinquent. Loans may also be placed on non-accrual status if management believes such classification is otherwise warranted. Loans are returned to accrual status when they become current as to principal and interest or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest. Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield, using the interest method.

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

PREMISES AND EQUIPMENT

Land is carried at cost, while buildings, equipment, leasehold improvements and furniture are stated at cost less accumulated depreciation and amortization. Depreciation is charged to current operations under the straight-line method over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and from 3 to 10 years for equipment and furniture. Amortization of leasehold improvements and leased equipment is recognized on the straight-line method over the shorter of the lease term or the estimated life of the asset.

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

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method based on contractual rates applied to the balances of individual trust accounts. The market value of trust assets under administration totaled $1.364 billion at December 31, 2004 and $1.322 billion at December 31, 2003.

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

Comprehensive income for the years ended December 31, 2004, 2003, and 2002 was $7,933,911, $5,110,245, and $8,985,408, respectively. The following summarizes the components of other comprehensive (loss) income:
Unrealized net holding losses during the year ended December 31, 2004, net of tax (pre-tax amount of $706,034)	$ (431,034)
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2004, net of tax (pre-tax amount of $602,308)	(367,709)
Other comprehensive loss for the year ended December 31, 2004	$ (798,743)

Unrealized net holding losses during the year ended December 31, 2003, net of tax (pre-tax amount of $1,902,132)	$ (1,119,906)
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2003, net of tax (pre-tax amount of $1,184,766)	(723,300)
Other comprehensive loss for the year ended December 31, 2003	$ (1,843,206)

Unrealized net holding gains during the year ended December 31, 2002, net of tax (pre-tax amount of $3,568,962)	$ 2,167,074
Reclassification adjustment for net losses realized in net income during the year ended December 31, 2002, net of tax (pre-tax amount of $458,565)	278,441
Other comprehensive income for the year ended December 31, 2002	$ 2,445,515

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investments cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

On September 30, 2004, the FASB issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e., steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e., steps of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at December 31, 2004, EITF 03-1 is not expected to have a material effect on the Corporation's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS 153 will have no significant effect on the financial position, results of operations, and cash flows of the Corporation.

In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, the provision of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Corporation adopts the standard on July 1, 2005, it will be required to report in its financial statements the share-based compensation expense for the last six months of 2005 and may choose to use the modified retrospective application method to restate results for the earlier periods. As of December 31, 2004, management believes that adopting the new statement is not expected to have a material effect on the Corporation's financial position.

(2) RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was $750,000 at December 31, 2004.

(3) SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2004 and 2003 are as follows:
	2004		2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government agencies	$ 121,708,235	$ 121,390,519	$ 117,858,155	$ 118,505,445
Mortgage-backed securities	87,894,354	87,260,165	120,338,916	120,998,817
Obligations of states and political subdivisions	16,004,474	16,630,291	16,661,311	17,612,851
Corporate bonds and notes	8,910,018	9,468,750	12,416,181	13,157,475
Corporate stocks	6,679,845	14,580,793	6,203,796	12,645,706
Total	$ 241,196,926	$ 249,330,518	$ 273,478,359	$ 282,920,294

Included in corporate stocks at both December 31, 2004 and 2003, is the Corporation's required investment in the stock of the Federal Home Loan Bank of New York (FHLB) carried at its cost basis of $5,400,000 and $4,925,000, respectively. This investment allowed the Corporation to maintain a $75,531,400 line of credit with the FHLB at December 31, 2004, and $74,957,200 at December 31, 2003. Other required equities in the Corporation's portfolio include 10,888 shares of Federal Reserve Bank stock carried at $544,400 at December 31, 2004, and 10,864 shares carried at $543,200 at December 31, 2003.

Gross unrealized gains and losses on securities available for sale at December 31, 2004 and 2003, were as follows:

	2004			2003
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government agencies	$ 342,634	$ 660,350	$ 952,907	$ 305,617
Mortgage-backed securities	244,849	879,038	1,541,973	882,071
Obligations of states and political subdivisions	635,704	9,887	959,626	8,086
Corporate bonds and notes	558,732	-	907,347	166,053
Corporate stocks	7,900,948	-	6,441,910	-
Total	$ 9,682,867	$ 1,549,275	$10,803,763	$ 1,361,827

Gross realized gains on sales of securities available for sale were $749,710, $1,184,766, and $547,206 for the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized losses on sales of securities available for sale were $147,402 for the year ended December 31, 2004. There were no realized losses on sales of securities available for sale for the years ended December 31, 2003 and 2002. In 2002, however, the Corporation wrote down a corporate bond by $1.006 million because the bond's decline in fair value was considered to be other than temporary. In 2003, the Corporation sold the bond and realized a $950 thousand gain.

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2004, for debt securities available for sale are as follows:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$ 20,000,000	19,972,418	$ 56,795,338	56,637,645
Mortgage-backed securities	463,237	474,154	70,593,938	70,281,809
Obligations of states and political subdivisions	1,164,592	1,179,975	10,111,995	10,615,244
Corporate bonds and notes	-	-	2,527,222	2,650,000
Total	$ 21,627,829	21,626,547	$140,028,493	140,184,698

	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$ 34,912,897	34,660,005	$ 10,000,000	10,120,451
Mortgage-backed securities	16,837,179	16,504,202	-	-
Obligations of states and political subdivisions	3,499,250	3,580,240	1,228,637	1,254,832
Corporate bonds and notes	2,500,000	2,500,000	3,882,796	4,318,750
Total	$ 57,749,326	57,244,447	$ 15,111,433	15,694,033

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Temporarily impaired investments in securities available for sale and held to maturity that had been in a continuous unrealized loss position at December 31, 2004 and December 31, 2003 were as follows:
2004	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S. Government agencies	$ 76,047,885	$ 660,350	$ -	$ -	$76,047,885	$ 660,350
Mortgage-backed securities	50,041,991	436,802	22,135,134	442,236	72,177,125	879,038
Obligations of states and political subdivisions	4,170,838	4,198	263,580	6,670	4,434,418	10,868
Corporate bonds and notes	-	-	-	-	-	-
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$130,260,714	$1,101,350	$22,398,714	$ 448,906	$152,659,428	$1,550,256

2003	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S. Government agencies	$ 54,569,208	$ 305,617	$ -	$ -	$54,569,208	$ 305,617
Mortgage-backed securities	67,865,414	882,071	-	-	67,865,414	882,071
Obligations of states and political subdivisions	1,296,747	32,209	-	-	1,296,747	32,209
Corporate bonds and notes	2,481,250	18,750	2,350,000	147,303	4,831,250	166,053
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$126,212,619	$1,238,647	$ 2,350,000	$ 147,303	$128,562,619	$1,385,950

Approximately 97.1% of the securities above in an unrealized loss position at December 31, 2004 are obligations of U.S. Government-sponsored agencies and mortgage-backed securities issued by U.S. Government-sponsored agencies. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. At December 31, 2004, the Corporation holds three mortgage-backed securities issued by the U.S. Government-Sponsored Agencies and one municipal obligation with unrealized losses greater than 12 months. These temporary impairments are due to their direct relationship to the movement in market interest rates, rather than to credit quality issues. Overall, the impairments are deemed temporary based on the direct relationship of the declines in fair value to movements in the interest rates, as well as the relatively short duration of the investments and their credit quality.

Amortized cost and estimated fair value of securities held to maturity at December 31, 2004 and 2003 are as follows:
	2004		2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$ 12,138,570	$ 12,400,479	$ 13,084,290	$ 13,357,619
Total	$ 12,138,570	$ 12,400,479	$ 13,084,290	$ 13,357,619

Securities held to maturity had unrealized gains totaling $262,890 and $297,453 and unrealized losses totaling $981 and $24,123 at December 31, 2004 and 2003, respectively. There were no sales of securities held to maturity in 2004, 2003 or 2002.

The contractual maturity of securities held to maturity at amortized cost is as follows at December 31, 2004:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 8,081,363	8,089,707	$ 1,490,409	1,547,068
Total	$ 8,081,363	8,089,707	$ 1,490,409	1,547,068

	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 2,223,500	2,338,652	$ 343,298	425,052
Total	$ 2,223,500	2,338,652	$ 343,298	425,052

Interest and dividend income on securities for the years ended December 31, 2004, 2003 and 2002 was as follows:
	2004	2003	2002
Taxable:
U.S. Treasury securities	$ 190,536	87,720	138,646
Obligations of U.S. Government agencies	5,280,279	3,797,408	4,816,713
Mortgage-backed securities	4,667,861	5,149,582	5,575,333
Corporate bonds and notes	749,102	770,233	932,910
Corporate stocks	282,262	406,766	413,482

Exempt from Federal taxation:
Obligations of states and political subdivisions	1,013,124	1,018,266	1,043,497
Total	$12,183,164	11,229,975	12,920,581

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $164,828,881 at December 31, 2004, and $175,564,422 at December 31, 2003. This includes mortgage-backed securities totaling $27,319,333 and $33,899,992 (fair value of $27,133,970 and $34,190,776), and obligations of U.S. Government agencies totaling $75,433,345 and $63,404,507 (fair value of $75,446,621 and $64,170,898), and obligations of states/political subdivisions totaling $74,498 and $74,455 (fair value of $75,693 and $75,417), pledged to secure securities sold under agreements to repurchase at December 31, 2004 and 2003, respectively.

There are no securities of a single issuer (other than securities of U.S. Government agencies) that exceed 10% of shareholders' equity at December 31, 2004 or 2003.

The Corporation has equity investments in Southern Tier Business Development, LLC and Cephas Capital Partners, L.P. These small business investment companies were established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2004 and 2003, these investments totaled $2,513,487 and $2,580,008, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:
December 31,	2004	2003
Residential mortgages	$ 87,883,357	$ 87,277,896
Commercial mortgages	44,653,989	43,917,815
Commercial, financial and agricultural	118,454,772	131,492,363
Consumer loans	130,515,881	127,665,172

	$381,507,999	$390,353,246

There were no residential mortgages held for sale as of December 31, 2004 and 2003, respectively.

Included in consumer loans are student loans totaling $4,341,373 at December 31, 2004 and $2,026,211 at December 31, 2003, which are considered held for sale once these loans enter repayment status. These loans are adjustable rate and their unpaid principal balance approximates their fair value.

Residential mortgages totaling $66,865,629 at December 31, 2004, and $71,962,384 at December 31, 2003, were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

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

The following table summarizes the Corporation's non-performing loans (including non-accruing loans held for sale) at December 31, 2004 and 2003:
	2004	2003
Non-accrual loans	$10,506,908	$11,726,759
Troubled debt restructurings	-	277,335
Loans 90 days or more past due and still accruing interest	258,233	327,401
Total non-performing loans	$10,765,141	$12,331,495
Other real estate owned	104,494	357,213
Total non-performing assets	$10,869,635	$12,688,708

The total amount of interest income that would have been recorded if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, in 2004 and 2003 was $813,569 and $890,438, respectively. Interest income was recognized in 2004 and 2003 on those loans in the amount of $125,278 and $629,872, respectively. The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:
	2004	2003	2002
Balances at January 1	$ 9,848,259	$ 7,674,377	$ 5,077,091
Provision charged to operations	1,500,000	4,700,000	3,283,333
Loans charged-off	(1,639,638)	(2,820,090)	(879,794)
Recoveries	274,658	293,972	193,747
Balances at December 31	$ 9,983,279	$ 9,848,259	$ 7,674,377

At December 31, 2004 and 2003, the recorded investment in loans that are considered to be impaired totaled $9,986,200 and $11,329,253, respectively. Included in the 2004 amount are impaired loans of $2,008,669 for which an impairment allowance has been recognized. The related impairment allowance was $725,246. The 2003 amount includes $4,284,715 of impaired loans with a related impairment allowance of $1,194,806. The average recorded investment in impaired loans during 2004, 2003 and 2002 was $10,872,069, $10,357,744 and $6,126,882, respectively. During 2004, interest income recognized on impaired loans during the period the loans were impaired totaled $92,665, of which $85,864 was recognized on a cash-basis. During 2003, interest income recognized on impaired loans during the period the loans were impaired totaled $483,777, of which $406,746 was recognized on a cash-basis. During 2002, interest income recognized on impaired loans during the period the loans were impaired totaled $331,084, of which $308,232 was recognized on a cash-basis.

(5) PREMISES & EQUIPMENT

Premises and equipment at December 31, 2004 and 2003 are as follows:
	2004	2003
Land	$ 3,031,408	3,031,408
Buildings	19,233,002	18,602,260
Equipment and furniture	22,800,950	21,487,006
Leasehold improvements	471,927	467,370
	$45,537,287	43,588,044
Less accumulated depreciation and amortization	28,324,121	26,116,437
	$17,213,166	17,471,607

(6) INTANGIBLE ASSETS

At December 31, 2004, the Corporation had a core deposit intangible asset ("CDI") with a carrying amount of $1,756,596 (original amount of $5,965,793, net of accumulated amortization of $4,209,197) related to the acquisition of deposits from the Resolution Trust Company in 1994. The CDI had a carrying amount of $2,154,315 at December 31, 2003. The amortization expense related to this CDI totaled $397,719 for each of the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004, the remaining amortization period for this CDI was approximately 4.4 years. The estimated amortization expense is $397,719 for each of the years ended December 31, 2005 through 2008, with $165,720 in amortization expense in years subsequent to 2008.

(7) DEPOSITS

A summary of deposits at December 31, 2004 and 2003 is as follows:
	2004	2003
Non-interest-bearing demand deposits	$128,805,546	$122,363,563
Interest-bearing demand deposits	40,021,616	45,307,669
Insured money market accounts	50,475,059	69,934,907
Savings deposits	114,849,548	111,854,320
Time deposits	185,407,829	201,590,868
	$519,559,598	$551,051,327

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $44,004,433 and $42,943,067 at December 31, 2004 and 2003, respectively. Interest expense on such certificates was $1,030,721, $1,131,914 and $1,675,167 for 2004, 2003 and 2002, respectively.

Scheduled maturities of time deposits at December 31, 2004, are summarized as follows:

2005	$112,741,067
2006	29,847,629
2007	29,973,321
2008	5,227,650
2009	7,500,875
2010 and thereafter	117,287
$185,407,829

(8) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2004, 2003 and 2002 is as follows:
	2004	2003	2002
Securities sold under agreements to repurchase:
Balance at December 31	$88,504,520	$79,034,796	$78,661,100
Maximum month-end balance	$92,015,278	$87,932,482	$90,269,184
Average balance during year	$88,878,332	$81,892,657	$85,251,981
Weighted-average rate at December 31	3.75%	3.87%	4.46%
Average rate paid during year	3.75%	4.15%	4.46%

The agreements have remaining contractual maturities of 3 days to 6.2 years at December 31, 2004, with a weighted-average contractual maturity of 2.0 years. Certain of the agreements have call features. At December 31, 2004, the weighted-average period to the earlier of the next call date or the contractual maturity date was approximately four months.

Information concerning outstanding securities repurchase agreements as of December 31, 2004 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted- Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$ 25,004,520	$ 175,056	3.52%	$ 35,898,173
After 90 days but with one year	9,500,000	23,940	2.16%	10,165,898
After one year but within five years	44,000,000	194,413	4.05%	39,483,916
After five years but within ten years	10,000,000	14,933	4.48%	15,320,295
Total	$ 88,504,520	$ 408,342	3.75%	$100,868,282

  The weighted-average remaining term to final maturity was approximately 2.0 years at December 31, 2004. At December 31, 2004, $44.5 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2004 on the callable securities repurchase agreements was 5.36%, with a weighted-average remaining period of approximately 2 months to the call date. At December 31, 2004, $44.0 million of the securities repurchase agreements did not contain call provisions. The weighted-average rate at December 31, 2004 on the non-callable securities repurchase agreements was 2.12%, with a weighted-average term to maturity of approximately 7 months.

  Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable of approximately $1.190 million at December 31, 2004.

(9) FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2004:

Amount	Weighted-Average Rate	Maturity	Call Date
$ 5,000,000	5.41%	December 29, 2005	March 29, 2005
10,000,000	3.72%	September 13, 2007	-
10,000,000	4.41%	October 20, 2008	January 20, 2005
$ 25,000,000	4.33%

Residential mortgages totaling $66,865,629 at December 31, 2004, were pledged under a blanket collateral agreement for the Corporation's advances with the FHLB.

(10) INCOME TAXES

For the years ended December 31, 2004, 2003 and 2002, income tax expense attributable to income from operations consisted of the following:
	2004	2003	2002
Current:
State	$ 318,002	278,474	201,217
Federal	3,079,869	3,341,142	3,484,431
	3,397,871	3,619,616	3,685,648
Deferred expense (benefit)	412,775	(1,082,795)	(1,464,115)
	$ 3,810,646	2,536,821	2,221,533

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:
	2004	2003	2002
Tax computed at statutory rate	$ 4,264,722	3,226,692	2,978,885
Tax-exempt interest	(597,315)	(599,731)	(539,655)
Dividend exclusion	(35,701)	(38,002)	(31,073)
State taxes, net of Federal impact	251,739	39,013	(53,265)
Nondeductible interest expense	43,642	46,273	58,537
Other items, net	(116,441)	(137,424)	(191,896)
Actual income tax expense	$ 3,810,646	2,536,821	2,221,533

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:
	2004	2003
Deferred tax assets:
Allowance for loan losses	$ 3,888,487	3,835,896
Accrual for employee benefit plans	1,037,328	972,659
Deferred loan fees	-	70,706
Deferred compensation and directors' fees	811,913	805,433
Other	548,071	240,112
Total gross deferred tax assets	6,285,799	5,924,806
Deferred tax liabilities:
Deferred loan fees and costs	118,205	-
Depreciation	124,168	152,134
Prepaid pension	679,859	4,110
Net unrealized gains on securities available for sale	3,168,035	3,677,634
Securities discount accretion	49,983	48,999
Other	95,403	88,607
Total gross deferred tax liabilities	4,235,653	3,971,484
Net deferred tax asset	$ 2,050,146	$ 1,953,322

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2004 and 2003:
	2004	2003
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$19,074,806	17,637,785
Service cost	523,274	511,270
Interest cost	1,146,041	1,124,145
Actuarial loss	404,593	744,211
Benefits paid	(949,559)	(942,605)
Projected benefit obligation at end of year	$20,199,155	19,074,806

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$17,220,342	15,097,815
Actual return on plan assets	1,642,967	2,821,233
Employer contributions	2,280,056	290,680
Expenses paid	(45,164)	(46,781)
Benefits paid	(949,559)	(942,605)
Fair value of plan assets at end of year	$20,148,642	17,220,342

Unfunded status	$ (50,513)	(1,854,464)
Unrecognized net transition obligation being recognized over 10 years	210,462	280,350
Unrecognized prior service cost	480,954	562,306
Unrecognized net actuarial loss	1,639,369	1,492,867
Prepaid pension cost	$ 2,280,272	481,059

The accumulated benefit obligation at December 31, 2004 and 2003 was $17,176,769 and $16,028,519, respectively.

During 2004, the Corporation contributed $2,280,056 to the defined benefit pension plan. The contribution to the defined benefit pension plan for 2005 has been estimated at $375,000.

Net periodic pension expense in 2004, 2003 and 2002 was comprised of the following:
	2004	2003	2002
Service cost, benefits earned during the year	$ 523,274	511,270	430,785
Interest cost on projected benefit obligation	1,146,041	1,124,145	1,084,151
Expected return on plan assets	(1,339,712)	(1,170,826)	(1,331,901)
Net amortization and deferral	151,240	214,497	115,569
Net periodic pension expense	$ 480,843	679,086	298,604

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2004, 2003 and 2002 were as follows:
	2004	2003	2002
Discount rate	6.00%	6.25%	6.50%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 were as follows:
	2004	2003	2002
Discount rate	6.25%	6.50%	7.00%
Expected long-term rate of return on assets	8.00%	8.00%	7.50%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

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

Based on our target asset allocation and the review of historical returns of the respective asset classes less investment management fees and expenses, our expected long-term rate of return for our 2004 Net Periodic Benefit Cost was 8%.

Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of under performance.

The Corporation's pension plan weighted-average asset allocation at December 31, 2004 and 2003, by asset category are as follows:
Asset Category	Target Asset Allocation	% of Plan Assets at December 31,
		2004	2003
Equity securities	40% - 75%	67%	70%
Debt securities	20% - 50%	23%	23%
Cash	0% - 20%	10%	7%
Total		100%	100%

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

As of December 31, 2004 and 2003, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

The following table presents the expected benefit cash flows for each of the first five years after the statement date and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2005	$ 945,000
2006	$ 955,000
2007	$ 975,000
2008	$1,055,000
2009	$1,110,000
2010-2014	$6,440,000

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service. The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation. Expense under the plan totaled $205,560, $206,830, and $565,606 for the years ended December 31, 2004, 2003 and 2002, respectively. The plan's assets at December 31, 2004 and 2003, include 217,156 and 262,823 shares, respectively, of Chemung Financial Corporation common stock, as well as common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2004 and 2003:
Changes in accumulated postretirement benefit obligation:	2004	2003
Accumulated postretirement benefit obligation at beginning of year	$ 4,279,891	4,308,516
Service cost	47,000	60,000
Interest cost	190,000	258,000
Participant contributions	105,183	106,739
Recognition of Medicare Part D subsidy	(693,000)	-
Actuarial gain	(405,292)	(179,830)
Benefits paid	(269,622)	(273,534)
Accumulated postretirement benefit obligation at end of year	$ 3,254,160	4,279,891
Accrued postretirement benefit cost:
Unfunded postretirement benefit obligation end of year	$ (3,254,160)	(4,279,891)
Unrecognized prior service cost	1,122,000	1,235,000
Unrecognized net actuarial (gain) loss	(539,386)	542,906
Accrued postretirement benefit cost at end of year, included in other liabilities	$ (2,671,546)	(2,501,985)

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

The components of net periodic post-retirement benefit cost for the years ended December 31, 2004, 2003 and 2002 are as follows:
	2004	2003	2002
Service cost	$ 47,000	60,000	51,000
Interest cost	190,000	258,000	263,000
Net amortization and deferral	97,000	119,000	115,000
Net periodic postretirement benefit cost	$334,000	437,000	429,000

Development of Accrued Postretirement Benefit Cost For FAS 109 Deferred Tax Asset Calculation
	Reflecting Medicare Rx Subsidy	Not Reflecting Medicare Rx Subsidy
Accrued at 12/31/2003	$(2,501,985)	$(2,501,985)
Expense	334,000	399,000
Disbursements	164,439	164,439
Accrued at 12/31/2004	$(2,671,546)	$(2,736,546)

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2004, 2003 and 2002 were as follows:
	2004	2003	2002
Discount rate	6.00%	6.25%	6.50%

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 were as follows:
	2004	2003	2002
Discount rate	6.25%	6.50%	7.00%

The principal actuarial assumptions used in determining health care cost trends rates at December 31, 2004, 2003 and 2002 were as follows:
	2004	2003	2002
Health care cost trend rate assumed for next year	7.75%	8.50%	9.25%
Rate to which the cost trend rate is assumed to decline	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate rate	2009	2009	2009

The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate was increased one percent in each year, the accumulated postretirement benefit obligation as of December 31, 2004, would have increased by 1.8%, and the aggregate of service and interest cost would have increased by 1.3%. If the health care cost trend rate was decreased one percent in each year, the accumulated postretirement benefit obligation as of December 31, 2004, would have decreased by 2.9%, and the aggregate of service and interest cost would have decreased by 2.5%.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was enacted. The Act introduced a prescription drug benefit effective in 2006 under Medicare (Medicare Part D) as well as a federal subsidy commencing in 2006 to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Corporation has determined that its prescription drug benefit will be actuarially equivalent to Medicare Part D in 2006 and will remain actuarially equivalent for approximately twenty-two years. Actuarial equivalency was determined based upon federal guidance.

Based on the Retroactive Application of FSP FAS 106-2, the January 1, 2004, Accumulated Postretirement Benefit Obligation decreases by $693,000 for recognition of the value of the future federal subsidy payments. The effect of the subsidy on the measurement of the 2004 net periodic postretirement benefit cost is a reduction of $65,000.

The following table presents the expected benefit costs reduced by expected Medicare Part D Subsidy payments for each of the first five years after the statement date and the aggregate amount expected to be paid in years six through ten:

Future Expected Benefit Payments
Calendar Year	Reflecting Medicare Rx Subsidy	Medicare Rx Subsidy	Not Reflecting Medicare Rx Subsidy
2005	$ 240,000	$ 0	$ 240,000
2006	$ 205,000	$ 41,000	$ 246,000
2007	$ 210,000	$ 45,000	$ 255,000
2008	$ 215,000	$ 50,000	$ 265,000
2009	$ 230,000	$ 53,000	$ 283,000
2010-2014	$1,275,000	$ 300,000	$1,575,000

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded and as of December 31, 2004 and 2003, the projected benefit obligation was $745,970 and $664,276, respectively. The accumulated benefit obligation at December 31, 2004 and 2003 was $582,936 and $460,063, respectively. As of December 31, 2004 and 2003, the Corporation had an accrued benefit liability of $582,936 and $470,505, respectively, related to this plan. The Corporation recorded an expense of $85,220, $107,728 and $77,605 related to this plan during 2004, 2003 and 2002, respectively.

The following table presents the expected benefit cash flows for each of the first five years after the statement date and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:

Calendar Year	Future Expected Benefit Payments
2005	$ 21,000
2006	$ 21,000
2007	$ 21,000
2008	$ 66,000
2009	$ 81,000
2010-2014	$405,000

(12) RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with, the Corporation in the ordinary course of business. All loans and commitments included as part of such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans and commitments, which did not involve more than normal risk of collectibility or present other unfavorable features, are summarized as follows for the years ended December 31, 2004 and 2003:
	2004	2003
Balance at beginning of year	$ 14,766,652	15,098,318
New loans or additional advances	15,329,994	18,839,052
Repayments	(15,758,477)	(19,170,718)
Balance at end of year	$ 14,338,169	14,766,652

(13) EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:
	2004	2003	2002
Data processing and software	$3,228,773	3,013,461	3,178,717
Marketing and advertising	891,478	682,115	753,427
Amortization of core deposit intangible	397,719	397,719	397,719
Professional services	832,062	504,694	476,876
Loan and OREO	391,203	699,721	778,016

(14) COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. Commitments to outside parties under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans totaled $10,599,689, $109,235,570 and $4,980,420, respectively, at December 31, 2004. Commitments to outside parties under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans totaled $5,775,476, $126,686,719 and $5,003,678, respectively, at December 31, 2003. Because many commitments and almost all standby letters of credit expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Loan commitments and unused lines of credit have off-balance sheet credit risk because only origination fees are recognized on the consolidated balance sheet until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Corporation does not anticipate losses as a result of these transactions. These commitments also have off-balance sheet interest rate risk in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $10.600 million at December 31, 2004 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. Standby letters of credit amounts to collateral ratios will generally range from 75% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2004 was not significant.

At December 31, 2004, the Corporation had outstanding commitments totaling $111,375 to fund equity investments in Southern Tier Business Development, LLC.

The Corporation has employment contracts with certain of its senior officers, which expire at various dates through 2006 and may be extended on a year-to-year basis.

In the normal course of business, there are various outstanding legal proceedings involving the Corporation or its subsidiaries. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Corporation.

(15) SHAREHOLDERS' EQUITY

Under Federal Reserve regulations, the Bank is limited to the amount it may loan to the Corporation. At December 31, 2004, the maximum amount available for transfer from the Bank to the Corporation in the form of secured loans was $1,829,730. The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2004, approximately $3.3 million was available for the declaration of dividends from the Bank to the Corporation.

(16) PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):
BALANCE SHEETS - DECEMBER 31	2004	2003
Assets:
Cash on deposit with subsidiary bank	$ 923,772	614,864
Investment in subsidiary-Chemung Canal Trust Company	78,359,300	76,438,879
Investment in subsidiary-CFS Group, Inc.	217,381	184,663
Dividends receivable from subsidiary bank	877,650	859,415
Securities available for sale, at estimated fair value	188,422	175,196
Other assets	2,675,749	2,714,819
Total assets	$ 83,242,274	80,987,836
Liabilities and shareholders' equity:
Dividends payable	877,650	859,415
Other liabilities	168,152	135,549
Total liabilities	1,045,802	994,964
Shareholders' equity:
Total shareholders' equity	82,196,472	79,992,872
Total liabilities and shareholders' equity	$ 83,242,274	80,987,836

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2004	2003	2002
Dividends from subsidiary bank	$ 5,932,997	3,450,216	9,049,418
Interest and dividend income	3,660	6,848	14,699
Other income	256,605	196,389	180,277
Operating expenses	(93,779)	(114,973)	(108,001)
Income before impact of subsidiaries' earnings and distributions and income taxes	6,099,483	3,538,480	9,136,393
Distributions from Chemung Canal Trust Company in excess of earnings	-	-	(2,607,829)
Equity in undistributed earnings of Chemung Canal Trust Company	2,575,995	3,364,713	-
Equity in undistributed gains (losses) of CFS Group, Inc.	32,718	(8,898)	(11,297)
Income before income tax benefit	8,708,196	6,894,295	6,517,267
Income tax benefit	24,458	59,156	22,626
Net Income	$ 8,732,654	6,953,451	6,539,893

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2004	2003	2002
Cash flows from operating activities:
Net Income	$ 8,732,654	6,953,451	6,539,893
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from Chemung Canal Trust Company in excess of earnings	-	-	2,607,829
Equity in undistributed earnings of Chemung Canal Trust Company	(2,575,995)	(3,364,713)	-
Equity in undistributed (earnings) losses of CFS Group, Inc.	(32,718)	8,898	11,297
(Increase) decrease in dividend receivable	(18,235)	9,416	42,941
Decrease (increase) in other assets	33,918	494,038	(212,699)
Increase in other liabilities	32,603	73,524	32,429
Distribution of employee stock bonus	-	-	8,415
Distribution of restricted stock units for directors' deferred compensation plan	-	18,139	17,386
Net cash provided by operating activities	6,172,227	4,192,753	9,047,491
Cash flow from investing activities:
Net cash provided by investing activities	-	-	-
Cash flow from financing activities:
Cash dividends paid	(3,414,763)	(3,459,631)	(3,592,359)
Purchase of treasury stock	(2,448,556)	(1,286,980)	(5,332,630)
Sale of treasury stock	-	30,712	-
Net cash used in financing activities	(5,863,319)	(4,715,899)	(8,924,989)
Increase (decrease) in cash and cash equivalents	308,908	(523,146)	122,502
Cash and cash equivalents at beginning of year	614,864	1,138,010	1,015,508
Cash and cash equivalents at end of year	$ 923,772	614,864	1,138,010

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis. The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2004 and 2003.

Accrued Interest Receivable and Payable

For these short term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2004 and 2003 are as follows (dollars in thousands):
	2004		2003
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from banks	$21,534	21,534	24,986	24,986
Federal funds sold	30,000	30,000	12,400	12,400
Interest-bearing deposits	1,269	1,269	684	684
Securities	261,469	261,731	296,005	296,278
Net loans	371,525	375,530	380,505	389,210
Accrued interest receivable	3,151	3,151	3,270	3,270
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	334,152	334,152	349,460	349,460
Time deposits	185,408	186,976	201,591	206,601
Securities sold under agreements to repurchase	88,505	91,649	79,035	86,322
Federal Home Loan Bank advances	25,000	25,948	25,000	27,479
Accrued interest payable	1,094	1,094	1,124	1,124
Dividends payable	878	878	859	859

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations). Management believes that, as of December 31, 2004 and 2003, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:
	Actual Capital		Required Ratios
	Amount	Ratio	Minimum Capital Adequacy	Classification as Well Capitalized
As of December 31, 2004
Total Capital(to Risk Weighted Assets):
Consolidated	$83,087,087	18.77%	8.00%	10.00%
Bank	$79,225,337	18.02%	8.00%	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$73,944,642	16.71%	4.00%	6.00%
Bank	$70,149,874	15.96%	4.00%	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$73,944,642	10.07%	3.00%	5.00%
Bank	$70,149,874	9.59%	3.00%	5.00%

As of December 31, 2003
Total Capital(to Risk Weighted Assets):
Consolidated	$79,111,872	17.61%	8.00%	10.00%
Bank	$75,530,684	16.92%	8.00%	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$70,544,317	15.70%	4.00%	6.00%
Bank	$67,024,654	15.02%	4.00%	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$70,544,317	9.62%	3.00%	5.00%
Bank	$67,024,654	9.18%	3.00%	5.00%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 11, 2005	By /s/ Jan P. Updegraff
Jan P. Updegraff President and Chief Executive Officer
DATED: MARCH 11, 2005	By /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert E. Agan Robert E. Agan	Director	March 11, 2005
/s/ David J. Dalrymple David J. Dalrymple	Director	March 11, 2005
/s/ Robert H. Dalrymple Robert H. Dalrymple	Director	March 11, 2005
Clover M. Drinkwater	Director
William D. Eggers	Director
/s/ Stephen M. Lounsberry, III Stephen M. Lounsberry, III	Director	March 11, 2005
Thomas K. Meier	Director
/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 11, 2005
/s/ John F. Potter John F. Potter	Director	March 11, 2005
Charles M. Streeter, Jr.	Director
/s/ Richard W. Swan Richard W. Swan	Director	March 11, 2005
William C. Ughetta	Director
/s/ Nelson Mooers van den Blink Nelson Mooers van den Blink	Director	March 11, 2005
/s/ Jan P. Updegraff Jan P. Updegraff	Director, President & Chief Executive Officer	March 11, 2005

EXHIBIT INDEX
3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and is incorporated herein by reference)
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

10.1

Employment Agreement, dated as of November, 2000 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. (filed as exhibit 10.1 to Registrant's Annual Form 10-K for the year ended December 31, 2003, File No. 0-13888, and incorporated by reference herein)

10.2	Extension of Employment Agreements. (filed as exhibit 10.2 to Registrant's Annual Form 10-K for the year ended December 31, 2003, File No. 0-13888, and incorporated by reference herein)
10.3	Deferred Directors Fee Plan (filed as Exhibit 10.1 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)
10.4

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer (filed as Exhibit 10.2 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)

10.5

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President (filed as Exhibit 10.4 to Registrant's Annual Form 10-K for the year ended December 31, 2002, File No. 0-13888, and incorporated by reference herein)

10.6	Description of Arrangement for Directors Fees. Filed herewith
10.7	Employment Agreement, dated as of November 8, 2000 between Chemung Canal Trust Company and John R. Battersby, Jr., Executive Vice President. Filed herewith
10.8	Employment Agreement, dated as of November 8, 2000 between Chemung Canal Trust Company and Thomas C. Karski, Executive Vice President. Filed herewith
21	Subsidiaries of the registrant. Filed herewith.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of President and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.