Form 10-Q
period 2005-03-31
CHEMUNG FINANCIAL CORP
filed 2005-05-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: NO: XX

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

YES XX NO

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 30, 2005 was 3,636,450

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
Cash and due from banks	$ 21,568,450	$ 21,533,756
Federal funds sold	14,300,000	30,000,000
Interest-bearing deposits with other financial institutions	133,134	1,269,256
Total cash and cash equivalents	36,001,584	52,803,012

Securities available for sale, at estimated fair value	242,698,916	249,330,518
Securities held to maturity, estimated fair value of $12,571,680 at March 31, 2005 and $12,400,479 at December 31, 2004	12,471,124	12,138,570
Loans, net of deferred origination fees and costs, and unearned income	391,459,603	381,507,999
Allowance for loan losses	(10,248,383)	(9,983,279)
Loans, net	381,211,220	371,524,720

Loans held for sale	3,086,801	3,165,827
Premises and equipment, net	16,971,384	17,213,166
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,657,166	1,756,596
Other assets	14,597,284	13,094,674

Total assets	$ 710,212,145	$ 722,543,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$ 125,353,502	$ 128,805,546
Interest-bearing	400,627,178	390,754,052
Total deposits	525,980,680	519,559,598
Securities sold under agreements to repurchase	72,050,907	88,504,520
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued interest payable	927,365	1,093,909
Dividends payable	873,612	877,650
Other liabilities	5,381,816	5,311,600

Total liabilities	630,214,380	640,347,277

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2005 and December 31, 2004	43,001	43,001
Capital surplus	22,531,263	22,657,816
Retained earnings	70,756,687	70,050,443
Treasury stock, at cost (660,084 shares at March 31, 2005; 643,260 shares at December 31, 2004)	(16,130,441)	(15,520,347)
Accumulated other comprehensive income	2,797,255	4,965,559

Total shareholders' equity	79,997,765	82,196,472

Total liabilities and shareholders' equity	$ 710,212,145	$ 722,543,749

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Three Months Ended
	March 31,
INTEREST AND DIVIDEND INCOME	2005	2004

Loans	$ 5,835,527	$ 6,008,939
Securities	2,591,141	3,227,377
Federal funds sold	156,864	35,592
Interest-bearing deposits	7,464	1,161

Total interest and dividend income	8,590,996	9,273,069

INTEREST EXPENSE

Deposits	1,649,153	1,721,219
Borrowed funds	269,601	272,359
Securities sold under agreements to repurchase	671,235	816 706

Total interest expense	2,589,989	2,810,284

Net interest income	6,001,007	6,462,785
Provision for loan losses	325,000	500,000

Net interest income after provision for loan losses	5,676,007	5,962,785

Other operating income:
Trust & investment services income	1,137,229	1,140,840
Service charges on deposit accounts	863,579	1,049,919
Net gain on securities transactions	-	218,961
Credit card merchant earnings	340,368	310,342
Other	607,059	513,929
Total other operating income	2,948,235	3,233,991

Other operating expenses:
Salaries and wages	2,444,873	2,297,726
Pension and other employee benefits	739,572	748,724
Net occupancy expenses	640,544	575,442
Furniture and equipment expenses	486,867	474,820
Amortization of intangible assets	99,430	99,430
Other	2,022,169	1,903,969
Total other operating expenses	6,433,455	6,100,111

Income before income tax expense	2,190,787	3,096,665
Income tax expense	610,931	932,434

Net income	$ 1,579,856	$ 2,164,231

Weighted average shares outstanding	3,718,341	3,798,596

Basic Earnings per share	$0.42	$0.57

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2003	$ 43,001	$22,506,573	$64,750,787	$(13,071,791))	$ 5,764,302	$79,992,872

Comprehensive Income:
Net income	-	-	2,164,231	-	-	2,164,231
Other comprehensive income	-	-	-	-	1,498,232	1,498,232
Total comprehensive income						3,662,463
Restricted stock units for directors' deferred compensation plan	-	35,883	-	-	-	35,883
Cash dividends declared ($.23 per share)	-	-	(856,680)	-	-	(856,680)
Purchase of 11,896 shares of treasury stock	-	-	-	(413,202)	-	(413,202)

Balances at March 31, 2004	$ 43,001	22,542,456	66,058,338	(13,484,993)	7,262,534	82,421,336

Balances at December 31, 2004	$ 43,001	22,657,816	70,050,443	(15,520,347)	4,965,559	82,196,472
Comprehensive Income:
Net income	-	-	1,579,856	-	-	1,579,856
Other comprehensive loss	-	-	-	-	(2,168,304)	(2,168,304)
Total comprehensive loss						(588,448)
Restricted stock units for directors' deferred compensation plan	-	40,334	-	-	-	40,334
Cash dividends declared ($.24 per share)	-	-	(873,612)	-	-	(873,612)
Distribution of restricted stock units for directors' deferred compensation plan	-	(166,887)	-	-	-	(166,887)
Sale of 8,494 shares of Treasury stock	-	-	-	206,402	-	206,402
Purchase of 25,318 shares of treasury stock	-	-	-	(816,496)	-	(816,496)

Balances at March 31, 2005	$ 43,001	$22,531,263	$70,756,687	$(16,130,441))	$ 2,797,255	$79,997,765

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Three Months Ended
	March 31
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004

Net income	$ 1,579,856	$ 2,164,231
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	99,430	99,430
Provision for loan losses	325,000	500,000
Depreciation and amortization	586,013	563,717
Net amortization of premiums and discounts on securities	54,519	80,882
Gain on sales of loans held for sale, net	(29,203)	(16,422)
Proceeds from the sales of loans held for sale	207,746	974,597
Loans originated and held for sale	(204,400)	(958,175)
Net gain on securities transactions	-	(218,961)
(Increase) decrease in other assets	(96,730)	1,039,299
(Decrease) increase in accrued interest payable	(166,544)	29,444
Expense related to restricted stock units for directors' deferred compensation plan	40,334	35,883
Increase in other liabilities	(96,671)	(3,697,925)
Proceeds from sales of student loans	579,917	1,136,153
Net cash provided by operating activities	2,879,267	1,732,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	3,223,168
Proceeds from maturities of and principal collected on securities available for sale	35,317,284	26,265,587
Proceeds from maturities of and principal collected on securities held to maturity	2,307,338	239,140
Purchases of securities available for sale	(32,291,885)	(25,567,765)
Purchases of securities held to maturity	(2,639,892)	(4,250,000)
Purchases of premises and equipment	(344,231)	(216,788)
Net(increase)decrease in loans	(10,509,034)	1,620,378
Net cash (used in) provided by investing activities	(8,160,420)	1,313,720

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	4,555,611	537,244
Net increase(decrease) in time deposits and individual retirement accounts	1,865,471	(1,159,082)
Net (decrease) increase in securities sold under agreements to repurchase	(16,453,613)	8,908,382
Purchase of treasury stock	(816,496)	(413,202)
Sale of treasury stock	206,402	-
Cash dividends paid	(877,650)	(859,415)
Net cash (used in) provided by financing activities	(11,520,275)	7,013,927

Net (decrease) increase in cash and cash equivalents	(16,801,428)	10,059,800
Cash and cash equivalents, beginning of period	52,803,012	38,069,778
Cash and cash equivalents, end of period	$36,001,584	48,129,578

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 2,756,533	$ 3,780,842
Income Taxes	$ 88,346	$ 3,501,600
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 22,500	$ 50,654
Adjustment of securities available for sale to fair value, net of tax	$(2,168,304)	$ 1,498,232
Settlement of pending purchase of security	$ -	$(3,037,938)

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

The data in the consolidated balance sheet as of December 31, 2004 included in this Quarterly Report on Form 10-Q was derived from the audited consolidated financial statements in the Corporation's 2004 Annual Report on Form 10-K. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive (loss) income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2004 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2005 and December 31, 2004, and results of operations for the three-month periods ended March 31,2005 and 2004, and changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,718,341 and 3,798,596 weighted average shares outstanding for the three-month periods ended March 31, 2005 and 2004, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three-month periods ended March 31, 2005 or 2004.

3. Recent Accounting Pronouncements

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

On September 30, 2004, the FASB issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e., steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e., steps of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at March 31, 2005, EITF 03-1 is not expected to have a material effect on the Corporation's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of March 31, 2005, management believes that SFAS 153 will have no significant effect on the financial position, results of operations, and cash flows of the Corporation.

In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. For public entities that do not file as small business issuers, the provision of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim period after their next fiscal year that begins after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Corporation adopts the standard on January 1, 2006, is not expected to have a material effect on the Corporation's financial position.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At March 31, 2005	At December 31, 2004

Original core deposit intangible amount	$ 5,965,793	$ 5,965,793
Less: Accumulated amortization	4,308,627	4,209,197

Carrying amount	$ 1,657,166	$ 1,756,596

Amortization expense for the three months ended March 31, 2005 and 2004 related to the CDI was $99,430. As of March 31, 2005, the remaining amortization period for this CDI was approximately 4.1 years. The estimated amortization expense is $397,720 for each of the years ending December 31, 2005 through 2008, and $165,716 in aggregate amortization expense in subsequent years.

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

Comprehensive (loss) income for the three-month periods ended March 31, 2005 and 2004 was $(588,448) and $3,662,463, respectively. The following summarizes the components of other comprehensive income:

Other Comprehensive (Loss) Income	Three Months Ended March 31,
	2005	2004
Unrealized net holding (losses) gains on securities available for sale, net of tax (pre-tax amounts of $(3,551,684) and 2,673,068 for the respective periods indicated)	$(2,168,304)	$1,631,908
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $0 and $218,961 for the respective periods indicated)	-	(133,676)
Total other comprehensive (loss) income	$(2,168,304)	$1,498,232

6. Components of Quarterly Net Periodic Benefit Cost

Three Months Ended March 31,	2005	2004
Qualified Pension
Service cost, benefits earned during the period	$ 144,250	$ 140,500
Interest cost on projected benefit obligation	295,250	289,500
Expected return on plan assets	(389,750)	(322,500)
Net amortization and deferral	37,750	40,000
Net periodic pension expense	$ 87,500	$ 147,500

Three Months Ended March 31,	2005	2004
Supplemental Pension
Service cost, benefits earned during the period	$ 502	$ 3,131
Interest cost on projected benefit obligation	12,059	10,216
Expected return on plan assets	-	-
Net amortization and deferral	12,439	7,958
Net periodic supplemental pension expense	$ 25,000	$ 21,305

Three Months Ended March 31,	2005	2004
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 13,500	$ 16,500
Interest cost on projected benefit obligation	48,500	64,750
Expected return on plan assets	-	-
Net amortization and deferral	24,250	31,250
Net periodic postretirement, medical and life expense	$ 86,250	$ 112,500

Postretirement Benefit Plans Other Than Pensions

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was enacted. The Act introduced a prescription drug benefit effective in 2006 under Medicare (Medicare Part D) as well as a federal subsidy commencing in 2006 to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Corporation has determined that its prescription drug benefit will be actuarially equivalent to Medicare Part D in 2006 and will remain actuarially equivalent for approximately twenty-two years. Actuarial equivalency was determined based upon limited federal guidance. Additional guidance was issued in early 2005 which supports the determination of actuarial equivalency that was made in 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three month period ended March 31, 2005, with comparisons to the comparable period in 2004, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2004 Annual Report on Form 10-K. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at March 31, 2005 totaled $710.2 million, a decrease of $12.3 million or 1.7% since December 31, 2004. This reduction is reflected primarily in a $15.7 million decrease in federal funds sold and a $6.6 million decrease in available for sale securities, partially offset primarily by a $10.0 million increase in loans, net of deferred fees and costs and unearned income.

As noted above, total loans, net of deferred fees and costs and unearned income, increased $10.0 million or 2.6% from December 31, 2004 to March 31, 2005, primarily the result of a $10.8 million increase in commercial loans (including commercial mortgages). This increase was impacted to a large extent by an increase in commercial line of credit usage. Additionally, residential mortgage balances increased $481 thousand. These increases were partially offset by a $1.3 million decrease in total consumer loans, primarily due to a $2.4 million decrease in installment loans, a $514 thousand decrease in home equity outstandings and a $378 thousand decrease in consumer credit card balances, somewhat offset by a $1.9 million increase in student loans.

The composition of the loan portfolio is summarized as follows:
	March 31, 2005	December 31, 2004
Residential mortgages	$ 88,364,296	$ 87,883,357
Commercial mortgages	42,533,307	44,653,989
Commercial, financial and agricultural	131,890,030	118,933,635
Consumer loans	128,671,970	130,037,018
	$391,459,603	$381,507,999

The available for sale segment of the securities portfolio totaled $242.7 million at March 31, 2005, compared to $249.3 million at the end of 2004, a decrease of approximately $6.6 million or 2.6%. Unrealized appreciation related to the available for sale portfolio has decreased $3.6 million since the beginning of the year, reflecting the impact of an increase in mid to long-term rates on the bond portfolio. At amortized cost, the available for sale portfolio was down $3.0 million since December 31, 2004. Federal agency bonds were down $10.0 million, as during the quarter, purchases totaling $20.0 million were offset by $30.0 million of federal agency bond calls. A $4.7 million increase in mortgage-backed securities reflects purchases during the quarter totaling $9.1 million, partially offset by paydowns. Additionally, investments in corporate and municipal bonds increased $1.2 million and $1.9 million, respectively. A $970 thousand decrease in the stock portfolio was due to the redemption during the quarter by the Federal Home Loan Bank of New York of 9,750 shares of FHLB stock. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $12.5 million at amortized cost as of March 31, 2005, an increase of approximately $332 thousand since December 31, 2004.

Deposits at March 31, 2005 totaled $526.0 million, an increase of $6.4 million or 1.2% as compared to December 31, 2004. While period-end non-interest bearing demand deposits were down $3.4 million due primarily to lower period-end non-personal balances, this was offset by a $9.8 million increase in interest bearing balances. This increase in interest bearing balances was reflected in a $3.7 million increase in savings accounts, a $1.5 million increase in insured money market accounts, a $2.9 million increase in Now accounts and a $1.9 million increase in total time deposits. A $16.5 million decrease in securities sold under agreements to repurchase was due to the maturity during the quarter of $19.5 million in advances from the Federal Home Loan Bank of New York. These advances had been utilized to leverage the purchase of federal agency bonds which were called during the first quarter of 2004.

Asset Quality

Non-performing loans at March 31, 2005 totaled $10.293 million as compared to $10.765 million at December 31, 2004, a decrease of $472 thousand. Non-accrual loans were down $388 thousand, primarily due to principal payments on non-accruing commercial loans. The reduction in non-performing loans was also impacted by an $84 thousand decrease in accruing loans past due 90 days or more, this decrease related primarily to a decrease in residential mortgage loans in this category. The $81 thousand decrease in other real estate owned reflects the sale of three properties during the first quarter of 2004 which had previously been acquired through foreclosure proceedings.

The following table summarizes the Corporation's non-performing assets including non-accruing loans held for sale (in thousands of dollars):
(dollars in thousands)	March 31, 2005	December 31, 2004
Non-accrual loans	$ 10,119	$ 10,507
Troubled debt restructurings	-	-
Accruing loans past due 90 days or more	174	258
Total non-performing loans	$ 10,293	$ 10,765
Other real estate owned	23	104
Total non-performing assets	$ 10,316	$ 10,869

In addition to non-performing loans, as of March 31, 2005, the Corporation, through its loan review function, has identified 21 commercial loan relationships totaling $11.072 million in potential problem loans, as compared to $11.367 million (22 commercial loan relationships) at December 31, 2004. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. With the level of non-performing relationships continuing to decline, the Corporation reduced its provision for loan losses during the first quarter of 2005 to $325 thousand as compared to $500 thousand during the first quarter of 2004. At March 31, 2005, the Corporation's allowance for loan losses totaled $10.248 million, resulting in a coverage ratio of allowance to non-performing loans of 99.6%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first three months of 2005 totaled $60 thousand as compared to $80 thousand during the first three months of 2004. This $20 thousand decrease was due primarily to lower net consumer loan charge-offs. The allowance for loan losses to total loans at March 31, 2005 was 2.62% as compared to 2.62% as of December 31, 2004.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Three Months Ended March 31
	2005	2004
Balance at beginning of period	$ 9,983	$ 9,848
Charge-offs:
Commercial, financial and agricultural	-	-
Commercial mortgages	-	-
Residential mortgages	(2)	-
Consumer loans	(109)	(157)
Total	(111)	(157)
Recoveries:
Commercial, financial and agricultural	4	14
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	47	63
Total	51	77
Net charge-offs	(60)	(80)
Provision charged to operations	325	500
Balance at end of period	$ 10,248	$ 10,268

Results of Operations

Net income for the first quarter totaled $1.580 million, a decrease of $584 thousand or 27.0% as compared to first quarter 2004 net income of $2.164 million. Earnings per share decreased 26.3% from $0.57 per share to $0.42 per share on 80,255 fewer average shares outstanding. The primary factors behind this decrease included decreases in net interest income and non-interest income, as well as an increase in operating expenses.

Net interest income before the provision for loan losses was down $462 thousand or 7.1%. As compared to the first quarter of 2004, average earning assets decreased $37.4 million or 5.3%, with total interest and dividend income decreasing $682 thousand or 7.4% from $9.273 million in the first quarter of 2004 to $8.591 million in the first quarter of 2005. Along with the decrease in average earning assets, the decrease in interest and dividend income was also impacted by a 7 basis point decline in yield from 5.32% to 5.25%. The decrease in average earning assets was due to a $52.6 million decrease in the average securities portfolio, partially offset by increases in average federal funds sold and interest bearing deposits and loans of $12.1 and $3.2 million, respectively. The decrease in the average securities portfolio as compared to the first quarter of 2004 was impacted by the continuing low interest rate environment throughout much of the past twelve months, and the Corporation's reluctance to increase it's investments in bonds during this time given the expectation for higher rates going forward. However, during the later part of February, we began to see the mid to long-term bond rates rise, and during February and March purchased approximately $20.0 million of federal agency bonds, $9.1 million of mortgage-backed securities and a $1.2 million corporate bond.

Total average funding liabilities decreased $37.2 million or 5.6% when compared to the first quarter of 2004, impacted by a $24.0 million decrease in average deposits and a $15.1 million decrease in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. The decrease in average deposits was primarily related to lower insured money market and time deposit balances of $18.8 million and $14.6 million, respectively, partially offset primarily by a $9.3 million increase in average demand deposits. The above decreases in average insured money market and time balances is due to the fact that absent loan growth during 2004, and given the continuing low yields on investments, we were not aggressive in the pricing of these deposit products. The decrease in average securities sold under agreements to repurchase reflects the fact that during January of this year, $19.5 million of advances matured. In total, average interest bearing liabilities decreased $46.5 million or 8.5% compared to first quarter 2004 averages, and interest expense decreased $220 thousand or 7.8% with the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), down 3 basis points to 1.67%. The resulting net interest margin for the first quarter of 2005 of 3.67% was 4 basis points lower than the first quarter 2004 margin of 3.71%.

As discussed more fully under the Asset Quality section of this report, with the level of non-performing loans continuing to show improvement, the provision for loan losses during the first quarter of 2005 totaled $325 thousand as compared to $500 thousand during the first quarter of 2004, a decrease of $175 thousand.

Non-interest income during the first quarter of 2005 compared to the first quarter of 2004 decreased $286 thousand or 8.8%. This decrease was impacted to a great extent by a $219 thousand decrease in gains on the sale of securities. Excluding this item, all other sources of non-interest income declined $67 thousand or 2.2%, primarily due to a $186 thousand decrease in service charges on deposit accounts. The decrease in service charges was due primarily to lower net NSF fees, as well as the Corporation's expansion of its free checking programs. This decrease was partially offset primarily by an increase in revenue from our equity investment in Cephas Capital Partners, LP of $35 thousand, a $32 thousand increase in checkcard interchange fee income, and a $30 thousand increase in credit card merchant earnings. Additionally, recognition of deferred gains on the 2004 sale of our consumer credit portfolio and revenue generated by CFS Group, Inc. increased $26 thousand and $16 thousand, respectively.

Operating expenses were $333 thousand or 5.5% higher than the comparable period last year. Areas having the greatest impact on this increase include a $147 thousand increase in salaries and wages, as well as increases in net occupancy costs and marketing and advertising expenses of $65 thousand and $96 thousand, respectively. The increase in salaries and wages was due primarily to merit compensation increases effective in January of 2005. The increase in occupancy costs was impacted primarily by higher depreciation, maintenance, utilities and rent. The increase in marketing and advertising expenses is primarily the result of higher print, radio and TV, direct mail and production costs.

A $322 thousand decrease in income tax expense is primarily a function of the lower level of pre-tax income.

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
	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$391,137	$5,836	6.05%	$387,943	$6,009	6.23%
Taxable securities	214,809	2,337	4.41%	266,722	2,968	4.48%
Tax-exempt securities	29,273	254	3.52%	30,008	259	3.47%
Federal funds sold	26,576	157	2.40%	15,263	36	0.95%
Interest-bearing deposits	1,348	7	2.11%	591	1	0.68%
Total earning assets	663,143	8,591	5.25%	700,527	9,273	5.32%

Non-earning assets:
Cash and due from banks	23,045			23,190
Premises and equipment, net	17,079			17,346
Other assets	16,044			15,224
Allowance for loan losses	(10,122)			(10,074)
AFS valuation allowance	7,869			10,442
Total	$717,058			$756,655

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	42,651	36	0.34%	45,518	42	0.37%
Savings and insured money market deposits	170,440	346	0.82%	186,298	352	0.76%
Time deposits	186,701	1,267	2.75%	201,346	1,327	2.65%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	99,408	941	3.84%	112,549	1,089	3.89%
Total interest-bearing liabilities	499,200	2,590	2.10%	545,711	2,810	2.07%

Non-interest-bearing liabilities:
Demand deposits	129,268			119,945
Other liabilities	6,366			9,914
Total liabilities	634,834			675,570
Shareholders' equity	82,224			81,085
Total	$717,058			$756,655
Net interest income		$6,001			$6,463

Net interest rate spread			3.15%			3.25%

Net interest margin			3.67%			3.71%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three-Months Ended March 31, 2005 Compared to Three Months Ended March 2004
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 38	(211)	(173)
Taxable securities	(588)	(43)	(631)
Tax-exempt securities	(8)	3	(5)
Federal funds sold	39	82	121
Interest-bearing deposits	2	4	6
Total earning assets	$(517)	(165)	(682)
Interest paid on:
Demand deposits	(3)	(3)	(6)
Savings and insured money market deposits	(33)	27	(6)
Time deposits	(105)	45	(60)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(132)	(16)	(148)
Total interest-bearing liabilities	$(273)	53	(220)
Net interest income	$(244)	(218)	(462)

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At March 31, 2005, the Corporation maintained a $75.531 million line of credit with the FHLB, as compared to $74.957 million at March 31, 2004.

During the first three months of 2005, cash and cash equivalents decreased $16.8 million, as compared to an increase of $10.1 million during the first three months of last year. In addition to cash provided by operating activities, other primary sources of cash during the first quarter of 2005 included proceeds from maturities, sales and principal payments on securities ($37.6 million) and an increase in deposits ($6.4 million). During the first quarter of 2004, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($29.7 million), an increase in securities sold under agreements to repurchase ($8.9 million) and a net decrease in loans ($1.6 million).

Cash generated during the first quarter of 2005 was used primarily to fund the purchase of securities totaling $34.9 million, a net increase in loans of $10.5 million, and to reduce securities sold under agreements to repurchase by $16.5 million. Other significant uses of cash during this period included the purchase of treasury shares ($816 thousand) and the payment of cash dividends ($878 thousand). During the first quarter of 2004, the purchase of securities totaled $29.8 million. Other significant uses of cash during the first quarter of 2004 included the payment of cash dividends ($859 thousand), funding of deposit decreases ($622 thousand) and the purchase of treasury shares ($413 thousand).

Since year-end 2004, the Corporation's total shareholders' equity has decreased 2.2 million from $82.2 million to $80.0 million. This decrease is primarily reflected in the $2.2 million decrease in accumulated other comprehensive income and a $610 thousand increase in treasury shares, partially offset by a $707 thousand increase in retained earnings.

As of March 31, 2005, the Corporation's consolidated leverage ratio was 10.48%. The Tier I and Total Risk Adjusted Capital ratios were 16.47% and 18.52%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first quarter of 2005 the Corporation declared cash dividends of $0.24 per share as compared to $0.23 per share during the first quarter of 2004.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During the first quarter of 2005, the Corporation purchased 25,318 shares at an average price of $32.25 per share. As of March 31, 2005, a total of 34,118 shares had been purchased since the inception of the announced repurchase program. Additionally during the first quarter of 2005, 8,494 shares were re-issued from treasury to fund distributions under the Corporation's directors' deferred stock plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At March 31, 2005, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 11.68% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 0.48%. Both are within the Corporation's policy guideline of 15% established by ALCO and management is comfortable with this exposure because the Corporation does not believe that an immediate 200-basis point decrease in interest rates across the yield curve is likely given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 3.76% and 0.79% respectively.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At March 31, 2005, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 9.61% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.14%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies have not been employed during the first three months of 2005.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk".

Item 4: Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2005.

During the first fiscal quarter, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(e)	Issuer Purchases of Equity Securities
	Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan

	1/1/05-1/31/05	6,150	$32.50	6,150	165,050
	2/1/05-2/28/05	9,216	$32.28	9,216	155,834
	3/1/05-3/31/05	9,952	$32.07	9,952	145,882
	Quarter ended 3/31/05	25,318	$32.25	25,318

Of the above, 7,500 shares were open-market transactions and the remaining 17,818 shares were direct transactions. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period.

Item 5.	Other Information

On February 28, 2005, William C. Ughetta retired from the Corporation's Board of Directors (in accordance with the Corporation's By-Laws, which requires Board members to retire when they reach age 72.) Mr. Ughetta's retirement created a vacancy on the Board and, as a result, the Board amended the Corporation's By-Laws on March 16, 2005, to reduce the number of directors constituting the entire Board from fourteen to thirteen.

Item 6.	Exhibits

	The Corporation files herewith the following exhibits:

	3.1 By-Laws of the Registrant, as amended to March 16, 2005

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

CHEMUNG FINANCIAL CORPORATION
DATE:	May 9, 2005	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	May 9, 2005	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING March 31, 2005

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

3.1 By-Laws of the Registrant, as amended and restated as of March 16, 2005

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

Exhibit 3.1

CHEMUNG FINANCIAL CORPORATION BY-LAWS Amended to March 16, 2005 ARTICLE I Offices
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

The Board of Directors may fix, in advance, a date as the record date for purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action. Such date shall be not more than sixty (60) nor less than ten (10) days before the date of such meeting nor more than 60 days before any other action. If no record date is fixed, the record date for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given and for all other purposes shall be at close of business on the day on which the resolution of the Board of Directors relating thereto is adopted.

SECTION 5.	Notice of Meetings of Shareholders

Written notice of every meeting of shareholders shall state the place, date and hour of the meeting and unless it is the annual meeting, indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice of a special meeting shall also state the purpose or purposes for which the meeting is called. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the statutory requirements to receive payment for their shares, the notice of such meeting shall include a statement of that purpose and to that effect. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten (10) nor more than sixty (60) days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice shall be deemed given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at the address as it appears on the record of shareholders or, if the shareholder shall have filed with the secretary of the Corporation a written request that notices be mailed to some other address, then directed to the shareholder at such other address.

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

The holders of a majority of the shares entitled to vote shall constitute a quorum at a meeting of shareholders for the transaction of any business. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders. Despite the absence of a quorum, the shareholders present may adjourn the meeting.

SECTION 9.	Proxies

Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him or her by proxy. Every proxy must be signed by the shareholder or the shareholder's attorney-in-fact. No proxy shall be valid after the expiration of eleven (11) months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except in those cases where an irrevocable proxy is provided by law.

SECTION 10.	Inspectors at Shareholders Meetings

The Board of Directors, in advance of any shareholders meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders meeting shall appoint inspectors. If appointed on the request of one or more shareholders, the holders of a majority of shares present and entitled to vote thereat shall determine the number of inspectors to be appointed. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board of Directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of the inspector's ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by them. A report or certificate made by them shall be prima facie evidence of the facts stated and of the vote as certified by them.

SECTION 11.	Qualifications of Voters

Every shareholder of record shall be entitled at every meeting of shareholders to one vote for every share standing in their name on the record of shareholders.

Neither treasury shares nor shares held by another domestic or foreign corporation of any type or kind, if a majority of the shares entitled to vote in the election of directors of such other corporation is held by the Corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares.

Shares held by an administrator, executor, guardian, conservator, committee, or other fiduciary, except a trustee, may be voted by him or her, either in person or by proxy, without transfer of such shares into his or her name. Shares held by a trustee may be voted by the trustee, either in person or by proxy, only after the shares have been transferred into the name of the trust or into the name of a nominee.

Shares held by or under the control of a receiver may be voted by the receiver without the transfer thereof into the receiver's name if authority so to do is contained in an order of the court by which such receiver was appointed.

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

SECTION 13.	Conduct of Shareholders' Meeting

The Officer presiding over the shareholders' meeting may establish such rules and regulations for the conduct of the meeting as the presiding Officer may deem to be reasonably necessary or desirable for the orderly and expeditious conduct of the meeting.

SECTION 14.	Shareholder Proposals

No shareholder shall be entitled to submit a proposal to a meeting of shareholders unless at the time of submitting the proposal, the shareholder shall be a record or beneficial owner of a least 1% or $1,000 in market value of shares entitled to be voted at the meeting, and shall have held such shares for at least one year and shall continue to own such shares through the date on which the meeting is held. A shareholder meeting the above requirements shall deliver to the secretary of the Corporation not later than 120 days prior to the date on which the Corporation's proxy statement was mailed to shareholders in connection with the previous year's annual meeting, the text of any proposal which the shareholder intends to propose at an annual meeting of shareholders and a notice of the intention of the shareholder to present such proposal at the meeting. A proposal to be presented at any meeting of shareholders other than an annual meeting shall be delivered to the secretary a reasonable time before the mailing of the Corporation's proxy material.

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

The number of directors constituting the entire Board shall be thirteen (13). This number may be increased or decreased from time to time by amendment of these By-Laws, provided, however, that the number may not be decreased to less than three (3). No decrease in the number of directors shall shorten the term of any incumbent director.

SECTION 4.	Election and Term of Directors

The directors shall be classified by the Board of Directors with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible. One of said classes shall be elected at each annual meeting with the directors of each class to hold office for a term of three (3) years or until their successors are elected and qualified. Newly created directorships resulting from an increase in the number of directors shall be classified by the Board of Directors when the directorship is created.

SECTION 5.	Nominations for Directors

Nominations of directors to be elected at an annual meeting of shareholders may be made by the Board of Directors or a committee of independent directors designated by the Board of Directors or by any shareholder entitled to vote at such meeting. Nominations made by the Board of Directors or its committee shall be made at a meeting of the Board of Directors, or such committee or by written consent of directors in lieu of a meeting, not later than 60 days prior to the date of any meeting of shareholders called for the election of directors. The secretary of the Corporation shall request that each such proposed nominee provide the Corporation with such information concerning himself or herself as is required, under the rules of the Securities and Exchange Commission, to be included in the Corporation's proxy statement soliciting proxies for the nominee's election as a director. Any shareholder who intends to make a nomination at any annual meeting of shareholders shall deliver to the secretary of the Corporation not later than 120 days prior to the date on which the Corporation's proxy statement was mailed to shareholders in connection with the previous year's annual meeting, or if such nomination is to be made at a meeting of shareholders other than an annual meeting, a reasonable time before the mailing of the Corporation's proxy material, a notice setting forth (i) the name, age, business address and residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of capital stock of the Corporation which are owned of record and beneficially by each such nominee and (iv) a description of all arrangements or understandings between the shareholder making the nomination and each candidate and any other person or persons (naming such other person or persons) under which such nominations are to be made, (v) detailed biographical data and qualifications of any information regarding the candidate and the corporation within the last three years, and (vi) such other information concerning each such nominee as would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominees.

A shareholder's recommendation and nomination must include the name and address of the shareholder as they appear on the corporation's books, the number of shares beneficially owned by the shareholder and the date such shares were acquired, any material interest of the shareholder in such nomination and a statement in support of the candidate with references.

Such notice shall include a signed consent of such nominee to serve as a director of the Corporation, if elected. In the event that a person is validly designated as a nominee in accordance with the provisions of this section and shall thereafter become unable or unwilling to stand for election to the Board of Directors, the Board of Directors, it's committee, or the shareholder who proposed such nominee, as the case may be, may designate a substitute nominee. If the secretary of the meeting of shareholders called for the election of directors determines that a nomination was not made in accordance with the foregoing procedures, such nomination shall be void.

SECTION 6.	Vacancies

Vacancies in the Board of Directors, including vacancies resulting from an increase in the number of directors, shall be filled by vote of the remaining members of the Board. A director elected to fill a vacancy in the Board of Directors shall become a member of the same class of directors in which the vacancy existed; but if the vacancy is due to an increase in the number of directors, the new director shall be designated as belonging in Class 1, Class 2 or Class 3 so as to maintain the three classes of directors as nearly equal in number as possible.

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

Regular meetings of the Board of Directors may be held without notice if the time and place of such meetings are fixed by the Board of Directors. Special meetings of the Board of Directors shall be held upon notice to the directors and may be called by the chairman of the board, the president, the executive vice president, or any two directors. The notice shall be either verbal or in writing and shall be given not less than twenty-four hours before the meeting to each director. The notice need not specify the purpose of any regular or special meeting of the Board of Directors.

SECTION 13.	Interested Directors

No contract or other transaction between the Corporation and one or more of its directors, or between the Corporation and any other corporation, firm, association or other entity in which one or more of its directors or officers, are directors or have a substantial financial interest, shall be either void or voidable for this reason alone or by reason alone that such director or directors are present at the meeting of the Board, or of a committee composed of independent directors thereof, which approves such contract or transaction or that their votes are counted for such purpose:

1.

If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the Board or committee, and the Board or committee approves such contract or transaction by a vote sufficient for such purpose without counting the vote of such interested director or, if the votes of the disinterested directors are insufficient to constitute an act of the Board as defined in Section 9 of this Article, by unanimous vote of the disinterested directors; or

2.

If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by vote of such shareholders; or

3.

If the contract or transaction is affirmatively established by the party or parities thereto to be fair and reasonable as to the Corporation at the time it was approved by the Board, a committee thereof, or the shareholders.

Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or committee thereof which approves such contract or transaction.

The Board of Directors shall have authority to fix the compensation of directors for services in any capacity.

A loan shall not be made by the Corporation to any director unless it is authorized by vote of the shareholders. For this purpose, the shares of the director who would be the borrower shall not be shares entitled to vote.

SECTION 14.	Compensation and Reimbursement of Directors

The directors may be paid reasonable compensation for acting as a director and reasonable compensation for their services in attending meetings of the Board and meetings of committees appointed by the Board. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. The corporation may reimburse directors for expenses related to their duties as a member of the Board.

SECTION 15.	Committees

The Board of Directors, by resolution adopted by a majority of the entire Board, may designate from among its members an executive committee and other committees, each consisting of three or more directors, each of which may exercise such powers as shall be conferred or authorized by the resolution appointing it or as reflected in the committee's charter, except that no such committee shall have authority as to the following matters:

1.	The submission to shareholders of any action that needs shareholders' approval;
2.	The filling of vacancies in the Board of Directors or in any committee;
3.	The fixing of compensation of the directors for serving on the Board of Directors or on any committee;
4.	The amendment or repeal of the By-Laws or the adoption of new By-Laws;
5.	The amendment or repeal of any resolution of the Board of Directors.

In the interim between meetings of the Board of Directors, the executive committee shall have all the authority of the Board of Directors except as otherwise provided by law. Each committee shall serve at the pleasure of the Board. The Board of Directors shall have the power at any time to fill vacancies in, to change the size or membership of, and to discharge any such committee.

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

The Board of Directors may elect a chairman of the board who shall be a member of the Board of Directors and shall elect a president, one or more vice presidents, a secretary and a treasurer, who need not be members of the Board of Directors and such other officers and assistant officers who need not be members of the Board of Directors as the Board of Directors may from time to time deem proper. Any two or more offices may be held by the same person, except the offices of the president and secretary.

SECTION 2.	Election of Term of Office

The officers of the Corporation to be elected or appointed by the Board of Directors shall be elected or appointed annually by the Board of directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. Subject to the provisions of Section 3 of this Article, each officer shall hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until a successor has been elected or appointed and qualified. The election or appointment of an officer shall not of itself create contract rights.

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

The Board of Directors shall appoint either the chairman of the board, if any, or the president the chief executive officer of the Corporation ("the CEO") who, subject to the oversight of the Board of Directors, shall direct and control all the business and affairs of the Corporation.

SECTION 6.	Chairman of the Board

The chairman of the board, if any, and if so designated by the Board of Directors, shall be the Chief Executive Officer of the Corporation and, subject to the oversight of the Board of Directors shall in general perform all duties incident to the office of chief executive officer. The chief executive officer shall, when present, preside at all meetings of the shareholders and of the Board of Directors. The chief executive officer may sign, with the secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates representing shares of the Corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 7.	President

The president shall be the chief operating officer of the Corporation and, subject to the oversight of the Board of Directors and the chairman of the board (if CEO), shall direct the conduct and operation of the business and properties of the Corporation. If so designated by the Board of Directors, the president shall also be the chief executive officer of the Corporation and shall perform all duties incident to that office. The president shall, in the absence of the chairman of the board, preside at all meetings of the shareholders and of the Board of Directors. The president may sign, with the secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates representing shares of the Corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 8.	Vice President

In the absence of the chairman of the board and the president, or in the event of their death, or inability to act, the executive vice president (or in the event of the death or inability to act of the executive vice president, the vice president designated by the Board of Directors, if any, or if none, the vice president having the greatest seniority) shall perform the duties of the chairman of the board and the president, and when so acting, shall have the authority of, and be subject to, all the restriction upon the chairman of the board and the president. Any vice president may sign, with the secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates representing shares of the Corporation; and shall perform such other duties as from time to time may be assigned by the chairman of the board (if CEO) or by the president or by the Board of Directors.

SECTION 9.	Secretary

The secretary shall: 1) keep the minutes of the proceedings of its shareholders, Board of Directors and executive committee and other committees, if any; in one or more books provided for that purpose; 2) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; 3) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents and execution of which on behalf of the Corporation under its seal is duly authorized; 4) file each written request by a shareholder that notices be mailed to some address other than this address as it appears on the record of shareholders; 5) sign with the chairman of the board or the president or vice president certificates representing shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; 6) have general charge of the record of shareholders of the Corporation; and 7) in general perform all duties incident to the office of the secretary and such other duties as from time to time may be assigned by the chairman of the board (if CEO) or by the president or by the Board of Directors.

SECTION 10.	Treasurer

If required by the Board of Directors, the treasurer shall give a bond for the faithful discharge of duties in such sum and with such surety of sureties as the Board of Directors shall determine. The Treasurer shall: 1) have charge and custody of and be responsible for all funds and securities of the Corporation, receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of these By-Laws; 2) have charge and custody of and be responsible for the keeping of correct and complete books and records of account of the Corporation; sign with the chairman of the board, or the president, or a vice president, certificates representing shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors, and; 3) in general perform all of the duties incident to the office of the treasurer and such other duties as from time to time may be assigned by the chairman of the board (if CEO) or by the president or by the Board of Directors.

SECTION 11.	Assistant Secretaries and Assistant Treasurers

The assistant secretaries, when authorized by the Board of Directors, may sign with the chairman of the board or the president or a vice president, certificates representing shares of the Corporation, issuance of which shall have been authorized by a resolution of the Board of Directors. The assistant treasurers shall, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. Assistant secretaries and assistant treasurers, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the chairman of the board (if CEO) or the president or the Board of Directors. In the absence of the secretary (or in the event of death, inability or refusal to act, the assistant secretary (or in the event there may be more than one assistant secretary, the assistant secretaries in the order of their appointment or as determined by the chairman of the board (if CEO) or the president or the Board of Directors), shall perform the duties and exercise the authority of the secretary. In the absence of the treasurer or in the event of death, inability or refusal to act, the assistant treasurer, (or in the event there be more than one assistant treasurer, the assistant treasurers in the order of their appointment or as determined by the chairman of the board (if CEO) or the president or the Board of Directors) shall perform duties and exercise the authority of the treasurer.

SECTION 12.	Auditor
The Auditor shall examine and verify the records of the Corporation and Corporation's subsidiaries and shall report to, and be responsible to, the audit committee of the Board of Directors.

SECTION 13.	Compensation of Officers

The salaries and compensation officers and assistant officers shall be fixed by or in the manner designated by the Board of Directors. No officer shall be prevented from receiving such compensation by reason of the fact that the officer is also a director of the Corporation.

ARTICLE V Contracts, Checks and Deposits
SECTION 1.	Contracts

The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of or on behalf of the Corporation and such authority may be general or confined to specific instances.

SECTION 2.	Checks, Drafts, etc.

All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation, and in such manner as shall from time to time be determined by resolution of the Board of Directors.

SECTION 3.	Deposits

All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may select.

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

The shares of the Corporation shall be represented by certificates which shall be in such form as shall be determined by the Board of Directors. All such certificates shall be consecutively numbered or otherwise identified. Such certificates shall be signed by the chairman of the board or the president or a vice president and the secretary or an assistant secretary or the treasurer or an assistant treasurer, and may, but need not, be sealed with the seal of the corporation or a facsimile thereof. The signature of the officers upon the certificates may be facsimile if the certificate is countersigned by a transfer agent or an assistant transfer agent, or registered by a registrar other than the Corporation itself or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer at the date of issue. Each certificate shall state upon the face thereof; 1) that the Corporation is formed under the laws of New York; 2) the name of the person or persons to whom issued; 3) the number and class of shares and the par value of each share represented by such certificates.

SECTION 3.	Lost, Destroyed or Wrongfully Taken Certificates

The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation, alleged to have been lost, apparently destroyed or wrongfully taken upon the making of an affidavit of that fact by the person claiming the certificate to be lost, apparently destroyed or wrongfully taken. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, apparently destroyed or wrongfully taken certificate or certificates or the owners legal representative to advertise the same in such manner as it shall require and/or give the Corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificates alleged to have been lost, apparently destroyed or wrongfully taken.

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

Notice of meeting need not be given to any shareholder who signed a waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by the shareholder.

SECTION 2.	Waiver of Notice to Director

Notice of meeting need not be given to any director who signs a waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at the commencement, the lack of notice to the director. A waiver of notice need not specify the purpose of any regular or special meeting of the Board of Directors.

SECTION 3.	Notice Dispensed with When Delivery Prohibited

Whenever communication to any shareholder or any director is unlawful under any statute of the State of New York or of the United States or any regulation, proclamation or order issued under said statues, the giving of any notice to such shareholder or such director shall not be required and there shall be no duty to apply for license or other permission to do so.

ARTICLE XI Indemnification
SECTION 1.	Indemnification

The corporation shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify each person made or threatened to be made a party to any action or proceeding, whether civil, criminal, administrative or investigative (a "Proceeding") by reason of the fact that such person, such person's testator or intestate, is or was a director or officer of the corporation, or, while a director or officer, serves or served, at the request of the corporation, any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, penalties, amounts paid in settlement and reasonable expenses (including attorneys' fees, costs and charges) incurred in connection with such threatened or pending Proceeding, or any appeal thereof; provided, however, that no such indemnification shall be made if a judgment or other final adjudication adverse to such person establishes that (i) his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or (ii) he or she personally gained, in fact, a financial profit or other advantage to which he or she was not legally entitled, and provided further that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending Proceeding unless the corporation has given its prior written consent to such settlement or other disposition.

The corporation shall, from time to time, advance or promptly reimburse upon request, to any director or officer seeking indemnification hereunder the funds necessary for payment of expenses (including attorneys' fees, costs and charges), reasonably incurred in connection with any threatened or pending proceeding and in advance of the final disposition thereof, upon receipt of a written undertaking by or on behalf of such person to repay such amount if such person is ultimately found not to be entitled to indemnification, or, where indemnification is granted, to the extent the expenses so advanced or reimbursed exceed the amount to which such person is entitled.

Nothing herein shall limit or affect any right of any person to indemnification or to advancement of expenses (including attorneys' fees, costs and charges) under any statute, rule, regulation, certificate of incorporation, bylaw, resolution of directors or shareholders, insurance policy, contract or otherwise.

The corporation is authorized to enter into agreements with any of its directors or officers to reflect or confirm the rights and benefits contained in this article and to extend other additional rights to indemnification and advancement of expenses to any such person to the fullest extent permitted by applicable law, and to set forth procedures for any such person to obtain advancement of expenses and indemnification, but the existence of any such agreement or the failure to enter into any such agreement shall not adversely affect or limit the rights of any such person pursuant to this article or otherwise.

For the purposes of this article, the corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his or her duties to the corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan, and, as a example but not by way of limitation, excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered indemnifiable expenses.

If a request to be indemnified or for the advancement of expenses pursuant to this article is not paid in full by the corporation within thirty (30) calendar days after a written claim has been received by the corporation, the person seeking indemnification or advancement of expenses may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful, in whole or in part, the person seeking the indemnification or advancement of expenses shall also be entitled to be paid the expenses of prosecuting such claim. In any such judicial proceeding, the corporation shall have the burden of proving, by the preponderance of the evidence, that the person seeking indemnification or advancement of expenses is not entitled to indemnification or advances hereunder. Neither the failure of the corporation (including its Board of Directors, independent legal counsel or shareholders) to make a determination that the person seeking indemnification or advancement of expenses is entitled to indemnification or advancement of expenses under the circumstances, nor an actual determination by the corporation (including its Board of Directors, independent legal counsel or shareholders) that the person seeking indemnification or advancement of expenses is not so entitled, shall be a defense to an action or shall create a presumption that the person seeking indemnification or advancement of expenses is not so entitled.

Nothing in this article shall restrict the power and authority of the corporation to indemnify or advance expenses to, make indemnification agreements and arrangements with or maintain insurance on behalf of any director, employee or agent of the corporation or any person (whether or not a director, officer, employee or agent of the corporation) who serves at the request of the corporation in any capacity with any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

If this article or any part hereof shall be held unenforceable in any respect by the court of competent jurisdiction, it shall be deemed modified to the minimum extent necessary to make it enforceable, and the remainder of this article shall remain fully enforceable.

This article shall be given retroactive effect, and the full benefits hereof shall be available in respect of any alleged or actual occurrences, acts or failures to act prior to the date of the adoption of this article. The right to indemnification or advancement of expenses under this article shall be contract right.

The corporation's obligations under this article shall be reduced by the amount of any insurance which is available to any such person, whether such insurance is purchased by the corporation or otherwise. The right of indemnity created herein shall be personal to the officer, director, employee or other person and their respective legal representatives, and in no case shall any insurance carrier be entitled to be subrogated to any rights created herein.

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

CHEMUNG CANAL TRUST COMPANY Legend for By-Laws
DATE	ARTICLE	SECTION	DESCRIPTION

4/9/97	Article III	Section 3	Number of Directors changed from twenty to nineteen.

4/8/98	Article II	Sections 4 & 5	Change fifty (50) days to sixty (60) days.

12/8/98	Article III	Section 3	Number of Directors changed from nineteen to seventeen.

8/11/99	Article III	Section 3	Number of Directors changed from seventeen to sixteen.

10/13/99	Article III	Section 3	Number of Directors changed from sixteen to fifteen.

1/12/00	Article III	Section 2	Required ownership of 500 shares of capital stock for non-employee directors.

6/14/00	Article IV	Section 12 Section 13	New Section. Addition of Auditor. Renumbered previous section 12.

12/13/00	Article III	Section 3	Number of Directors changed from fifteen to fourteen.

7/10/02	Article III	Section 3	Number of Directors changed from fourteen to fifteen.

2/12/03	Article III	Section 3	Number of Directors changed from fifteen to fourteen.

12/15/05	Article III	Section 3	Number of Directors changed from fourteen to thirteen.

DATE	ARTICLE	SECTION	DESCRIPTION
1/19/05	Article III	Section 3	Number of Directors changed from thirteen to fourteen.

2/16/05	Multiple	Multiple	Redrafted.

3/16/05	Article III	Section 3	Number of Directors changed from fourteen to thirteen.