Form 10-Q
period 2005-06-30
CHEMUNG FINANCIAL CORP
filed 2005-08-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2005

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

YES XX NO

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 29, 2005 was 3,623,654.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
Cash and due from banks	$ 23,206,892	$ 21,533,756
Federal funds sold	4,700,000	30,000,000
Interest-bearing deposits with other financial institutions	1,321,502	1,269,256
Total cash and cash equivalents	29,228,394	52,803,012

Securities available for sale, at estimated fair value	246,358,581	249,330,518
Securities held to maturity, estimated fair value of $7,968,198 at June 30, 2005 and $12,400,479 at December 31, 2004	7,802,764	12,138,570
Loans, net of deferred origination fees and costs, and unearned income	404,618,697	381,507,999
Allowance for loan losses	(10,386,538)	(9,983,279)
Loans, net	394,232,159	371,524,720

Loans held for sale	-	3,165,827
Premises and equipment, net	17,174,691	17,213,166
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,557,736	1,756,596
Other assets	13,523,208	13,094,674

Total assets	$711,394,199	$722,543,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$129,549,174	$128,805,546
Interest-bearing	395,083,323	390,754,052
Total deposits	524,632,497	519,559,598
Securities sold under agreements to repurchase	71,328,811	88,504,520
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued interest payable	952,951	1,093,909
Dividends payable	869,875	877,650
Other liabilities	6,506,961	5,311,600

Total liabilities	629,291,095	640,347,277

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2005 and December 31, 2004	43,001	43,001
Capital surplus	22,466,565	22,657,816
Retained earnings	71,635,407	70,050,443
Treasury stock, at cost (675,653 shares at June 30, 2005; 643,260 shares at December 31, 2004)	(16,689,089)	(15,520,347)
Accumulated other comprehensive income	4,647,220	4,965,559

Total shareholders' equity	82,103,104	82,196,472

Total liabilities and shareholders' equity	$711,394,199	$722,543,749

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Six Months Ended June 30		Three Months Ended June 30
INTEREST AND DIVIDEND INCOME
	2005	2004	2005	2004
Loans	$12,007,912	$11,919,717	$6,172,385	$5,910,778
Securities	5,261,799	6,240,330	2,670,658	3,012,954
Federal funds sold	195,477	85,885	38,613	50,292
Interest-bearing deposits	10,584	2,556	3,120	1,395

Total interest and dividend income	17,475,772	18,248,488	8,884,776	8,975,419

INTEREST EXPENSE

Deposits	3,382,614	3,336,219	1,733,461	1,615,000
Borrowed funds	556,885	544,945	287,284	272,586
Securities sold under agreements to repurchase	1,336,349	1,639,882	665,114	823,176

Total interest expense	5,275,848	5,521,046	2,685,859	2,710,762

Net interest income	12,199,924	12,727,442	6,198,917	6,264,657
Provision for loan losses	650,000	833,333	325,000	333,333

Net interest income after provision for loan losses	11,549,924	11,894,109	5,873,917	5,931,324

Other operating income:
Trust & investment services income	2,339,347	2,378,793	1,202,118	1,237,953
Service charges on deposit accounts	1,799,789	2,123,145	936,210	1,073,226
Net gain on securities transactions	6,000	218,961	6,000	-
Credit card merchant earnings	684,321	631,282	343,953	320,940
Other	1,356,595	1,352,691	749,535	838,762
Total other operating income	6,186,052	6,704,872	3,237,816	3,470,881

Other operating expenses:
Salaries & wages	4,931,149	4,593,013	2,486,276	2,295,287
Pension and other employee benefits	1,476,472	1,526,325	736,900	777,601
Net occupancy expenses	1,253,566	1,155,482	613,022	580,040
Furniture and equipment expenses	985,295	970,189	498,428	495,369
Amortization of intangible assets	198,860	198,860	99,430	99,430
Other	4,284,759	4,237,530	2,262,590	2,333,561
Total other operating expenses	13,130,101	12,681,399	6,696,646	6,581,288

Income before income tax expense	4,605,875	5,917,582	2,415,087	2,820,917
Income tax expense	1,277,424	1,741,693	666,493	809,259

Net income	$ 3,328,451	$ 4,175,889	$1,748,594	$2,011,658

Weighted average shares outstanding	3,706,961	3,790,696	3,695,581	3,782,795

Basic and diluted earnings per share	$0.90	$1.10	$0.47	$0.53

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2003	$ 43,001	$22,506,573	$64,750,787	$(13,071,791))	$ 5,764,302	$79,992,872

Comprehensive Income:
Net income	-	-	4,175,889	-	-	4,175,889
Other comprehensive loss	-	-	-	-	(3,376,496)	(3,376,496)
Total comprehensive income						799,393
Restricted stock units for directors' deferred compensation plan	-	73,384	-	-	-	73,384
Cash dividends declared ($.46 per share)	-	-	(1,708,759)	-	-	(1,708,759)
Purchase of 31,897 shares of treasury stock	-	-	-	(1,011,811)	-	(1,011,811)

Balances at June 30, 2004	$ 43,001	$22,579,957	$67,217,917	$(14,083,602)	$2,387,806	$78,145,079

Balances at December 31, 2004	$ 43,001	$22,657,816	$70,050,443	$(15,520,347)	$4,965,559	$82,196,472
Comprehensive Income:
Net income	-	-	3,328,451	-	-	3,328,451
Other comprehensive loss	-	-	-	-	(318,339)	(318,339)
Total comprehensive income						3,010,112
Restricted stock units for directors' deferred compensation plan	-	80,128	-	-	-	80,128
Cash dividends declared ($.48 per share)	-	-	(1,743,487)	-	-	(1,743,487)
Distribution of restricted stock units for directors' deferred compensation plan		(271,379)		323,752		52,373
Purchase of 45,638 shares of treasury stock	-	-	-	(1,492,494)	-	(1,492,494)

Balances at June 30, 2005	$ 43,001	$22,466,565	$71,635,407	$(16,689,089))	$ 4,647,220	$82,103,104

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Six Months Ended
	June 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004

Net income	$ 3,328,451	$ 4,175,889
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	198,860	198,860
Provision for loan losses	650,000	833,333
Depreciation and amortization	1,182,111	1,138,335
Net amortization of premiums and discounts on securities	112,416	244,569
Accretion of deferred gain on sale of credit cards	(51,713)	-
Gain on sales of loans held for sale, net	(3,346)	(22,146)
Proceeds from the sales of loans held for sale	207,746	1,294,121
Loans originated and held for sale	(204,400)	(1,295,675)
Net gain on securities transactions	(6,000)	(218,961)
Increase in other assets	(99,697)	(2,072,606)
Decrease in accrued interest payable	(140,958)	(6,278)
Expense related to restricted stock units for directors' deferred compensation plan	80,128	73,384
Increase in other liabilities	1,247,734	570,787
Proceeds from sales of student loans	3,268,133	1,589,973
Net cash provided by operating activities	9,769,465	6,503,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	6,731	3,223,248
Proceeds from maturities of and principal collected on securities available for sale	42,629,257	51,021,833
Proceeds from maturities of and principal collected on securities held to maturity	7,928,186	3,110,609
Purchases of securities available for sale	(40,536,885)	(60,649,980)
Purchases of securities held to maturity	(3,347,399)	(6,945,080)
Purchases of premises and equipment	(1,143,636)	(858,974)
Net (increase) decrease in loans	(23,533,771)	570,389
Net cash used in investing activities	(17,997,517)	(10,527,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	5,489,304	(14,292,022)
Net decrease in time deposits and individual retirement accounts	(416,405)	(4,945,816)
Net (decrease) increase in securities sold under agreements to repurchase	(17,175,709)	10,859,685
Federal Home Loan Bank advances	-	800,000
Purchase of treasury stock	(1,492,494)	(1,011,811)
Cash dividends paid	(1,751,262)	(1,716,095)
Net cash used in financing activities	(15,346,566)	(10,306,059)

Net decrease in cash and cash equivalents	(23,574,618)	(14,330,429)
Cash and cash equivalents, beginning of period	52,803,012	38,069,778
Cash and cash equivalents, end of period	$29,228,394	$23,739,349

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 5,416,806	$ 5,527,325
Income Taxes	$ 108,346	$ 3,691,600
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 125,739	$ 68,454
Adjustment of securities available for sale to fair value, net of tax	$ (318,339)	$(3,376,496)
Settlement of pending purchase of security	$ -	$ 2,000,000

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

The data in the consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements in the Corporation's 2004 Annual Report on Form 10-K. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2004 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2005 and December 31, 2004, and results of operations for the three and six-month periods ended June 30, 2005 and 2004, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2005 and 2004. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,706,961 and 3,790,696 weighted average shares outstanding for the six-month periods ended June 30, 2005 and 2004, respectively, and 3,695,581 and 3,782,795 weighted average shares outstanding for the three-month periods ended June 30, 2005 and 2004, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three or six-month periods ended June 30, 2005 or 2004.

3. Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based payments. SFAS 123(R) eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. For public entities that do not file as small business issuers, the provision of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim period after their next fiscal year that began after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Corporation adopts the standard on January 1, 2006, it is not expected to have a material effect on the Corporation's financial position.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At June 30, 2005	At December 31, 2004

Original core deposit intangible amount	$ 5,965,793	$ 5,965,793
Less: Accumulated amortization	4,408,057	4,209,197

Carrying amount	$ 1,557,736	$ 1,756,596

Amortization expense for the six months ended June 30, 2005 and 2004 related to the CDI was $198,860. As of June 30, 2005, the remaining amortization period for this CDI was approximately 3.8 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2005 through 2008, with $165,720 in aggregate amortization expense in subsequent years.

5. Comprehensive Income

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

Comprehensive income for the three and six-month periods ended June 30, 2005 was $3,598,559 and $3,010,112, respectively. Comprehensive (loss) income for the three and six-month periods ended June 30, 2004 was $(2,863,070) and $799,393, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Income (Loss)	Three Months Ended June 30
	2005	2004
Unrealized net holding gains (losses) on securities available for sale, net of tax (pre-tax amounts of $3,036,247 and $(7,984,815) for the respective periods indicated)	$ 1,853,628	$(4,874,728)
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $6,000 and $0 for the respective periods indicated)	(3,663)	-
Total other comprehensive income (loss)	$ 1,849,965	$(4,874,728)

	Six Months Ended June 30,
	2005	2004
Unrealized net holding losses on securities available for sale, net of tax (pre-tax amounts of $(515,437) and $(5,311,745) for the respective periods indicated)	$ (314,676)	$(3,242,820)
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $6,000 and $218,961 for the respective periods indicated)	(3,663)	(133,676)
Total other comprehensive loss	$ (318,339)	$(3,376,496)

6. Components of Quarterly and Annual Net Periodic Benefit Cost

Three Months Ended June 30,	2005	2004
Qualified Pension
Service cost, benefits earned during the period	$ 144,250	$ 140,500
Interest cost on projected benefit obligation	295,250	289,500
Expected return on plan assets	(389,750)	(322,500)
Net amortization and deferral	37,750	40,000
Net periodic pension expense	$ 87,500	147,500

Six Months Ended June 30,	2005	2004
Qualified Pension
Service cost, benefits earned during the period	$ 288,500	$ 281,000
Interest cost on projected benefit obligation	590,500	579,000
Expected return on plan assets	(779,500)	(645,000)
Net amortization and deferral	75,500	80,000
Net periodic pension expense	$ 175,000	$ 295,000

Three Months Ended June 30,	2005	2004
Supplemental Pension
Service cost, benefits earned during the period	$ 415	$ 3,131
Interest cost on projected benefit obligation	10,006	10,216
Expected return on plan assets	-	-
Net amortization and deferral	10,322	7,958
Net periodic supplemental pension expense	$ 20,743	$ 21,305

Six Months Ended June 30,	2005	2004
Supplemental Pension
Service cost, benefits earned during the period	$ 917	$ 6,262
Interest cost on projected benefit obligation	22,065	20,432
Expected return on plan assets	-	-
Net amortization and deferral	22,761	15,916
Net periodic supplemental pension expense	$ 45,743	$ 42,610

Three Months Ended June 30,	2005	2004
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 13,500	$ 16,500
Interest cost on projected benefit obligation	48,500	64,750
Expected return on plan assets	-	-
Net amortization and deferral	24,250	31,250
Net periodic postretirement, medical and life expense	$ 86,250	$ 112,500

Six Months Ended June 30,	2005	2004
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 27,000	$ 33,000
Interest cost on projected benefit obligation	97,000	129,500
Expected return on plan assets	-	-
Net amortization and deferral	48,500	$ 62,500
Net periodic postretirement, medical and life expense	$ 172,500	$ 225,000

Postretirement Benefit Plans Other Than Pensions

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was enacted. The Act introduced a prescription drug benefit effective in 2006 under Medicare (Medicare Part D) as well as a federal subsidy commencing in 2006 to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Corporation has determined that its prescription drug benefit will be actuarially equivalent to Medicare Part D in 2006 and will remain actuarially equivalent for approximately twenty-two years. Actuarial equivalency was determined based upon limited federal guidance. Additional guidance was issued in early 2005, which supports the determination of actuarial equivalency that was made in 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three and six-month periods ended June 30, 2005, with comparisons to the comparable periods in 2004, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2004 Annual Report on Form 10-K. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from its expectations because of various factors, including credit risk, interest rate risk, competition, changes in the regulatory environment, and changes in general business and economic trends.

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

Financial Condition

Consolidated assets at June 30, 2005 totaled $711.4 million, a decrease of $11.1 million or 1.5% since December 31, 2004. This reduction is reflected primarily in a $25.3 million decrease in federal funds sold, a $7.3 million decrease in total securities and a $3.2 million decrease in loans held for sale, partially offset by a $23.1 million increase in loans.

As noted above, total loans increased $23.1 million or 6.1% from December 31, 2004 to June 30, 2005, principally due to a $24.7 million increase in commercial loans (including commercial mortgages). Of this increase, approximately $3.2 million resulted from a reclassification of loans previously held for sale to portfolio loans. During the third quarter of 2004, the Corporation had made a decision to sell certain non-performing and potential problem loans, and had written those loans down to the lower of cost or estimated fair value through a charge to the allowance for loan losses. While bids were received that would have resulted in those loans being sold at above the estimated fair value, the Corporation has since re-evaluated its prior decision, and believes it to be in its best long term interest to take these loans off the market and reclassify them as portfolio loans. The remaining increase in the commercial loan portfolio of approximately $21.5 million was impacted by both increased line of credit usage and new term borrowings. Additionally, since year-end 2004, residential mortgage balances have increased $1.4 million. These increases have been partially offset by a $3.0 million decrease in total consumer loans, primarily due to a $2.5 million decrease in installment loans, a $559 thousand decrease in student loans and a $527 thousand decrease in consumer credit card balances, partially offset by a $489 thousand increase in home equity balances.

The composition of the loan portfolio is summarized as follows:
	June 30, 2005	December 31, 2004
Residential mortgages	$ 89,253,776	$ 87,883,357
Commercial mortgages	42,623,628	44,653,989
Commercial, financial and agricultural	145,712,382	118,933,635
Consumer loans	127,028,911	130,037,018
	$404,618,697	$381,507,999

The available for sale portion of the securities portfolio totaled $246.4 million at June 30, 2005, compared to $249.3 million at the end of 2004, a decrease of approximately $2.9 million or 1.2%. At amortized cost, the available for sale portfolio was down $2.5 million with unrealized appreciation related to the available for sale portfolio down $521 thousand. Federal agency bonds were down $5.0 million, as during the first half of 2005 purchases totaling $25.0 million were offset by $30.0 million of federal agency bond calls. This decrease, along with a $977 thousand reduction in the Corporation's stock portfolio, was offset primarily by a $3.7 million increase in the corporate bond portfolio. The held to maturity portion of the portfolio, consisting primarily of local municipal obligations, totaled $7.8 million at amortized cost as of June 30, 2005, a decrease of approximately $4.3 million since December 31, 2004. This decrease largely reflects the maturity of approximately $5.2 million of municipal obligations in June of this year.

Since December 31, 2004, total deposits have increased $5.0 million or 1.0% from $519.6 million to $524.6 million. Non-interest bearing demand deposits were up $743 thousand, principally due to higher period-end public fund and personal account balances. A $4.3 million increase in interest bearing deposits was reflected primarily in a $4.8 million increase in Now account balances as well as a $1.2 million increase in savings accounts, offset by decreases in insured money market and total time deposit balances of $1.3 million and $416 thousand, respectively. A $17.2 million decrease in securities sold under agreements to repurchase was due to the maturity during the first quarter of 2005 of $19.5 million in advances from the Federal Home Loan Bank of New York. These advances had been utilized to leverage the purchase of federal agency bonds which were called during the first quarter of 2005.

Asset Quality

Non-performing loans at June 30, 2005 totaled $10.380 million as compared to $10.765 million at December 31, 2004, a decrease of $385 thousand. This decrease is primarily the result of a $522 thousand decrease in non-accrual loans, primarily due to principal payments on non-accruing commercial loans. The reduction in non-accruing loans was somewhat offset primarily by a $116 thousand increase in troubled debt restructurings, as one loan was added to this category during the second quarter of 2005.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	June 30, 2005	December 31, 2004
Non-accrual loans	$ 9,985	$ 10,507
Troubled debt restructurings	116	-
Accruing loans past due 90 days or more	279	258
Total non-performing loans	$ 10,380	$ 10,765
Other real estate owned	126	104
Total non-performing assets	$ 10,506	$ 10,869

In addition to non-performing loans, as of June 30, 2005, the Corporation has identified 19 commercial loan relationships totaling $10.714 million in potential problem loans, as compared to $11.367 million (22 commercial loan relationships) at December 31, 2004. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. With the level of non-performing relationships having declined, the Corporation has reduced its provision for loan losses during the first half of 2005 to $650 thousand as compared to $833 thousand during the first half of 2004. At June 30, 2005, the Corporation's allowance for loan losses totaled $10.387 million, resulting in a coverage ratio of allowance to non-performing loans of 100.1%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first six months of 2005 totaled $246 thousand as compared to $359 thousand during the first six months of 2004. This $113 thousand decrease was due primarily to lower net commercial loan charge-offs. The allowance for loan losses to total loans at June 30, 2005 was 2.57% as compared to 2.62% as of December 31, 2004.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Six Months Ended June 30
	2005	2004
Balance at beginning of period	$ 9,983	$ 9,848
Charge-offs:
Commercial, financial and agricultural	(93)	(218)
Commercial mortgages	-	-
Residential mortgages	(13)	(2)
Consumer loans	(258)	(267)
Total	(364)	(487)
Recoveries:
Commercial, financial and agricultural	8	20
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	110	108
Total	118	128
Net charge-offs	(246)	(359)
Provision charged to operations	650	833
Balance at end of period	$10,387	$10,322

Results of Operations

Second Quarter of 2005 vs. Second Quarter of 2004

Net income for the second quarter of 2005 totaled $1.749 million, a decrease of $263 thousand or 13.1% as compared to second quarter 2004 net income of $2.012 million. Earnings per share decreased 11.3% from $0.53 per share to $0.47 per share on 87,214 fewer average shares outstanding. The principal factors behind this decrease included a decrease in net interest income and non-interest income, as well as an increase in operating expenses.

While the 2005 second quarter net interest margin of 3.78% was 17 basis points higher than the second quarter 2004 net interest margin, net interest income compared to the second quarter of 2004 was down $66 thousand or 1.1%, primarily impacted by a $39.9 million or 5.7% decrease in average earning assets. The decrease in average earning assets was due to a $35.6 million decrease in the average securities portfolio as well as a $16.0 million decrease in average federal funds sold and interest bearing deposits, partially offset by an $11.7 million increase in average loans. The decrease in the average securities portfolio as compared to the second quarter of 2004 was impacted by the continuing low mid to long-term rate environment throughout much of the past twelve months, and the Corporation's reluctance to increase its investments in bonds during this time given the expectation for higher rates going forward. The average loan growth was primarily due to a $7.9 million increase in average business loans, as well as increases in average mortgage and consumer loans of $1.8 million and $1.9 million, respectively. While average earning assets declined 5.7%, total interest income was down only $90 thousand or 1.0%, as the average yield increased 25 basis points to 5.42%, reflecting a greater proportion of earning assets in higher yielding loans.

Total average funding liabilities decreased $40.2 million or 6.1% when compared to the second quarter of 2004, impacted by a $25.2 million decrease in average deposits and a $19.5 million decrease in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. The decrease in average deposits was primarily related to lower insured money market and time deposit balances of $22.1 million and $13.6 million, respectively, partially offset primarily by an $8.3 million increase in average demand deposits. The above decreases in average insured money market and time balances is due to the fact that absent loan growth during 2004, and given the continuing low yields on investments, we were not aggressive in the pricing of these deposit products. The decrease in average securities sold under agreements to repurchase reflects the fact that during January of this year, $19.5 million of advances matured. In total, average interest bearing liabilities decreased $48.4 million or 8.9% compared to second quarter 2004 averages, and interest expense decreased $25 thousand or 0.9% with the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), up 8 basis points to 1.73%.

Non-interest income during the second quarter of 2005 compared to the second quarter of 2004 decreased $233 thousand or 6.7%. This decrease was impacted primarily by decreases in services charges on deposit accounts and lower revenue from the Corporation's equity investment in Cephas Capital Partners, LP totaling $137 thousand and $103 thousand, respectively, and to a lesser extent by a $36 thousand reduction in fee income generated by our Trust and Investment Center. The decrease in service charges was due primarily to lower net NSF fees, lower business checking service charge revenue and the Corporation's expansion of its free checking programs. The decrease in revenue from our equity investment in Cephas Capital Partners, LP reflects the fact that during the second quarter of 2004, revenue from this equity investment included a $136 thousand gain from an equity position held by Cephas in a company which had been sold. The above decreases were partially offset primarily by a $52 thousand increase in gains on the sale of loans, reflecting both gains on the sale of student loans as well as accretion of deferred gains from the 2004 sale of our consumer credit card portfolio. Other non-interest income increases included checkcard interchange fee income and credit card merchant earnings of $26 thousand and $23 thousand, respectively.

Second quarter 2005 operating expenses were $116 thousand or 1.8% higher than the comparable period last year. Areas having the greatest impact on this increase include a $191 thousand increase in salaries and wages, as well as a $33 thousand increase in net occupancy costs. The increase in salaries and wages was due primarily to merit compensation increases effective in January of 2005. The increase in occupancy costs was impacted primarily by higher depreciation, maintenance, utilities and rent. These increases were somewhat offset by a $109 thousand decrease in professional services fees, and a $41 thousand decrease in pension and other benefits. The reduction in professional services fees is principally due to a reduction in consulting fees related to compliance with Sarbanes-Oxley Section 404. Lower pension and other benefits expense is primarily reflective of decreases in pension expense and post-retirement medical benefits expense of $60 thousand and $26 thousand, respectively, partially offset primarily by a $53 thousand increase in health insurance costs.

A $143 thousand decrease in income tax expense is primarily a function of the lower level of pre-tax income.

Year-To-Date 2005 vs. Year-To-Date 2004

Net income for the six month period ended June 30, 2005 totaled $3.328 million, a decrease of $848 thousand or 20.3% as compared to results for the six month period ended June 30, 2004. Earnings per share were down 18.2% from $1.10 per share to $0.90 per share on 83,735 fewer average shares outstanding. This decrease in year-to-date income was impacted by lower levels of net interest income and non-interest income, as well as higher operating expenses, partially offset by a lower provision for loan losses.

Despite a 6 basis point increase in the net interest margin from 3.66% to 3.72%, net interest income before the provision for loan losses was down $527 thousand or 4.1%, principally due to a $38.7 million or 5.5% decrease in average earning assets. For reasons noted in the above discussion of second quarter results, this decrease resulted primarily from a $44.1 million decrease in the average securities portfolio, offset somewhat by a $7.4 million increase in average year-to-date loans. As compared to the first six months of 2004, average commercial loans increased $3.2 million, average mortgages increased $1.5 million, and average consumer loans were up $2.8 million despite a $4.8 million decrease in average consumer credit card balances resulting from the sale of this portfolio during the fourth quarter of 2004. While average earning assets declined 5.5%, total interest and dividend income was down $772 thousand or 4.2%, with the average yield increasing 9 basis points from 5.25% to 5.34% compared to the first six months of 2004.

Total average funding liabilities for the six month period ended June 30, 2005 declined $38.7 million or 5.8% when compared to the first six months of last year, the result of a $24.7 million decrease in average deposits and a $17.3 million decrease in securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. Similar to and for reasons noted in the above discussion of second quarter results, the decrease in average deposits was primarily related to lower insured money market and time deposit balances of $20.5 million and $14.1 million, respectively, partially offset primarily by an $8.8 million increase in average demand deposits. The decrease in average securities sold under agreements to repurchase again reflects the fact that during January of this year, $19.5 million of advances matured. In total, average interest bearing liabilities decreased $47.5 million or 8.7% compared to the first six months 2004 averages, and interest expense decreased $245 thousand or 4.4% with the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), up 3 basis points to 1.70%.

As discussed more fully under the Asset Quality section of this report, with the level of non-performing loans having stabilized, and given the adequacy of the Corporation's allowance for loan losses, the provision for loan losses during the first six months of this year totaled $650 thousand as compared to $833 thousand during the first half of 2004, a decrease of $183 thousand.

Non-interest income for the first half of 2005 was down $519 thousand or 7.7% when compared to the comparable period of 2004. The major factors impacting this decline included a $323 thousand decrease in service charges on deposit accounts and a $213 thousand decrease in net gains on securities transactions. The decrease in service charges reflects a reduced level of NSF fees and business checking fees, as well as the Corporation's introduction of free checking accounts during the first quarter of 2005. The decrease in net gains on securities transactions is due to the fact that during the first quarter of 2004, the Corporation sold a $3.0 million federal agency bond at a gain of $219 thousand. A nominal gain on municipal bonds was realized during the second quarter of 2005. Additionally, for reasons noted above, revenue from the Corporation's equity investment in Cephas Capital Partners, LP was down $67 thousand compared to the first half of 2004. The above decreases were somewhat offset primarily by increases in checkcard interchange fee income and credit card merchant earnings of $58 thousand and $53 thousand, respectively. Additionally, accretion of deferred gains on the fourth quarter 2004 sale of our consumer credit card portfolio totaled $52 thousand.

Operating expenses were $449 thousand or 3.5% higher than a year ago. The areas having the greatest impact on this increase include a $338 thousand increase in salaries and wages, as well as increases in marketing and advertising costs and net occupancy costs of $99 thousand and $98 thousand, respectively. The increase in salaries and wages was due primarily to merit increases effective in January of this year. The increase in marketing and advertising costs have been impacted primarily by increases in radio and television advertising, production costs, printing and direct mail. An increase in net occupancy expense is due primarily to higher depreciation, maintenance, utilities and rent. These increases were partially offset primarily by an $88 thousand decrease in professional services fees due to lower consulting costs related to compliance with Sarbanes-Oxley Section 404.

The $465 thousand reduction in income tax expense is primarily related to the decrease in pre-tax income during the first half of 2005.

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
	Three Months Ended June 2005			Three Months Ended June 2004
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$398,030	$6,172	6.22%	$386,373	$5,911	6.15%
Taxable securities	224,402	2,416	4.32%	258,758	2,759	4.29%
Tax-exempt securities	29,595	255	3.46%	30,850	255	3.32%
Federal funds sold	5,510	39	2.84%	21,143	50	0.95%
Interest-bearing deposits	387	3	3.11%	711	1	0.57%
Total earning assets	657,924	8,885	5.42%	697,835	8,976	5.17%

Non-earning assets:
Cash and due from banks	23,119			22,987
Premises and equipment, net	16,996			17,026
Other assets	12,748			16,030
Allowance for loan losses	(10,363)			(10,480)
AFS valuation allowance	5,949			7,270
Total	$706,373			$750,668

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	42,651	37	0.35%	40,434	35	0.35%
Savings and insured money market deposits	165,769	372	0.90%	187,969	306	0.65%
Time deposits	185,682	1,325	2.86%	199,265	1,274	2.57%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	98,841	952	3.86%	113,711	1,096	3.88%
Total interest-bearing liabilities	492,943	2,686	2.19%	541,379	2,711	2.01%

Non-interest-bearing liabilities:
Demand deposits	129,596			121,276
Other liabilities	2,848			8,152
Total liabilities	625,387			670,807
Shareholders' equity	80,986			79,861
Total	$706,373			$750,668
Net interest income		$6,199			$6,265

Net interest rate spread			3.23%			3.16%

Net interest margin			3.78%			3.61%

	Six Months Ended June 2005			Six Months Ended June 2004
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$394,602	$12,008	6.14%	$387,158	$11,920	6.19%
Taxable securities	219,632	4,753	4.36%	262,740	5,724	4.38%
Tax-exempt securities	29,435	509	3.49%	30,429	515	3.40%
Federal funds sold	15,985	195	2.46%	18,203	86	0.95%
Interest-bearing deposits	865	11	2.56%	651	3	0.93%
Total earning assets	660,519	17,476	5.34%	699,181	18,248	5.25%

Non-earning assets:
Cash and due from banks	23,082			23,089
Premises and equipment, net	17,037			17,186
Other assets	16,553			15,897
Allowance for loan losses	(10,243)			(10,277)
AFS valuation allowance	6,904			8,855
Total	$713,852			$753,931

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	42,651	74	0.35%	42,976	77	0.36%
Savings and insured money market deposits	168,092	717	0.86%	187,133	659	0.71%
Time deposits	186,189	2,592	2.81%	200,306	2,600	2.61%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	99,123	1,893	3.85%	113,130	2,185	3.88%
Total interest-bearing liabilities	496,055	5,276	2.14%	543,545	5,521	2.04%

Non-interest-bearing liabilities:
Demand deposits	129,433			120,611
Other liabilities	6,762			9,302
Total liabilities	632,250			673,458
Shareholders' equity	81,602			80,473
Total	$713,852			$753,931
Net interest income		$12,200			$12,727

Net interest rate spread			3.20%			3.21%

Net interest margin			3.72%			3.66%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three-Months Ended June 30 2005 Compared to Three Months Ended June 2004
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 192	69	261
Taxable securities	(362)	19	(343)
Tax-exempt securities	(10)	10	-
Federal funds sold	(57)	46	(11)
Interest-bearing deposits	-	2	2
Total earning assets	$ (237)	146	(91)
Interest paid on:
Demand deposits	2	-	2
Savings and insured money market deposits	(39)	105	66
Time deposits	(89)	140	51
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(140)	(4)	(144)
Total interest-bearing liabilities	$ (266)	241	(25)
Net interest income	$ 29	(95)	(66)

	Six-Months Ended June 2005 Compared to Six Months Ended June 2004
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 205	(117)	88
Taxable securities	(949)	(22)	(971)
Tax-exempt securities	(18)	12	(6)
Federal funds sold	(11)	120	109
Interest-bearing deposits	1	7	8
Total earning assets	$ (772)	-	(772)
Interest paid on:
Demand deposits	(1)	(2)	(3)
Savings and insured money market deposits	(72)	130	58
Time deposits	(193)	185	(8)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(274)	(18)	(292)
Total interest-bearing liabilities	$ (540)	295	(245)
Net interest income	$ (232)	(295)	(527)

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At June 30, 2005, the Corporation maintained a $75.531 million line of credit with the FHLB, as compared to $74.957 million at June 30, 2004.

During the first six months of 2005, cash and cash equivalents decreased $23.6 million, as compared to a decrease of $14.3 million during the first six months of last year. In addition to cash provided by operating activities, other primary sources of cash during the first half of 2005 included proceeds from maturities, sales and principal payments on securities ($50.6 million) and an increase in deposits ($5.1 million). During the first half of 2004, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($57.4 million) and an increase in securities sold under agreements to repurchase ($10.9 million).

Cash generated during the first six months of 2005 was used primarily to fund the purchase of securities totaling $43.9 million, a net increase in loans of $23.5 million, and to reduce securities sold under agreements to repurchase by $17.2 million. Other significant uses of cash during this period included the payment of cash dividends ($1.8 million), the purchase of treasury shares ($1.5 million) and the purchase of premises and equipment ($1.1 million). During the first six months of 2004, cash generated was used primarily to fund the purchase of securities and a net decrease in deposits of $67.6 million and $19.2 million, respectively. Other significant uses of cash during the first six months of 2004 included the payment of cash dividends ($1.7 million) and the purchase of treasury shares ($1.0 million).

Since year-end 2004, the Corporation's total shareholders' equity has decreased slightly from $82.2 million to $82.1 million. This decrease is reflected in the $1.2 million increase in treasury shares, a $318 thousand decrease in accumulated other comprehensive income and a $190 thousand decrease in capital surplus, partially offset by a $1.6 million increase in retained earnings.

As of June 30, 2005, the Corporation's consolidated leverage ratio was 10.60%. The Tier I and Total Risk Adjusted Capital ratios were 16.17% and 18.19%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2005 the Corporation declared cash dividends of $0.48 per share as compared to $0.46 per share during the first half of 2004, an increase of 4.3%.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During the first six months of 2005, the Corporation purchased 45,638 shares at an average price of $32.70 per share. As of June 30, 2005, a total of 54,438 shares had been purchased since the inception of the announced repurchase program. Additionally during the first half of 2005, 13,245 shares were re-issued from treasury to fund distributions under the Corporation's directors' deferred stock plan.

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

The ALCO is also responsible for supervising the preparation and annual revisions of the financial portions of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At June 30, 2005, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 11.53% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 0.71%. Both are within the Corporation's policy guideline of 15% established by ALCO and management is comfortable with this exposure because the Corporation does not believe that an immediate 200-basis point decrease in interest rates across the yield curve is likely given the current interest rate environment. A more realistic approach includes estimates of an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, these scenarios estimate a negative impact to net interest income of 4.38% and 0.73% respectively.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At June 30, 2005, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 11.46% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 2.29%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies have not been employed during the first six months of 2005.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk".

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2005.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds
(e)	Issuer Purchases of Equity Securities
	Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan

	1/1/05-1/31/05	6,150	$32.50	6,150	165,050
	2/1/05-2/29/05	9,216	$32.28	9,216	155,834
	3/1/05-3/31/05	9,952	$32.07	9,952	145,882
	Quarter ended 3/31/05	25,318	$32.25	25,318

	4/1/05-4/30/05	3,600	$33.09	3,600	142,282
	5/1/05-5/31/05	15,252	$33.35	15,252	127,030
	6/1/05-6/30/05	1,468	$32.88	1,468	125,562
	Quarter ended 6/30/05	20,320	$33.27	20,320

	Period ended 6/30/2005	45,638	$32.70	45,638	125,562

	Of the above, 18,500 shares were open-market transactions and the remaining 27,138 shares were direct transactions.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	May 11, 2005-Annual Meeting
(b)	The following directors were elected at the Annual Meeting of Shareholders on May 11, 2005:

1.	To elect five directors for a term of three years expiring in 2008, and one director for a term of two years expiring in 2007.

		FOR			WITHHELD
	Robert E. Agan	3,246,722			26,250
	Stephen M. Lounsberry III	3,251,065			21,907
	Thomas K. Meier	3,240,645			32,327
	Charles M. Streeter, Jr.	3,249,956			23,016
	Nelson Mooers van den Blink	3,251,359			21,613
	Clover M. Drinkwater	3,248,770			24,202

	Directors serving after the meeting whose terms expire in 2007:
	Robert H. Dalrymple		Ralph H. Meyer
	Clover M. Drinkwater		Richard W. Swan

	Directors serving after the meeting whose terms expire in 2006:
	David J. Dalrymple		John F. Potter
	William D. Eggers		Jan P. Updegraff

(c)	Matters voted upon (refer to b)
(d)	Not applicable

Item 6.	Exhibits

	The Corporation files herewith the following exhibits
	31.1 Certification of President and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

CHEMUNG FINANCIAL CORPORATION
DATE:	August 8, 2005	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	August 8, 2005	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING June 30, 2005

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