Form 10-Q
period 2005-09-30
CHEMUNG FINANCIAL CORP
filed 2005-11-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2005

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

YES: NO: XX

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES: XX NO:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES: NO: XX

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 31, 2005 was 3,599,254.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	SEPTEMBER 30, 2005	DECEMBER 31, 2004
ASSETS
Cash and due from banks	$ 31,681,490	$ 21,533,756
Federal funds sold	8,000,000	30,000,000
Interest-bearing deposits with other financial institutions	3,202,944	1,269,256
Total cash and cash equivalents	42,884,434	52,803,012

Securities available for sale, at estimated fair value	239,415,829	249,330,518
Securities held to maturity, estimated fair value of $8,320,764 at September 30, 2005 and $12,400,479 at December 31, 2004	8,250,318	12,138,570
Loans, net of deferred origination fees and costs, and unearned income	414,236,796	381,507,999
Allowance for loan losses	(9,718,817)	(9,983,279)
Loans, net	404,517,979	371,524,720

Loans held for sale	-	3,165,827
Premises and equipment, net	17,521,255	17,213,166
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,458,306	1,756,596
Other assets	14,187,628	13,094,674

Total assets	$729,752,415	$722,543,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$136,586,338	$128,805,546
Interest-bearing	414,699,122	390,754,052
Total deposits	551,285,460	519,559,598
Securities sold under agreements to repurchase	62,532,948	88,504,520
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued interest payable	935,461	1,093,909
Dividends payable	863,821	877,650
Other liabilities	7,785,741	5,311,600

Total liabilities	648,403,431	640,347,277

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2005 and December 31, 2004	43,001	43,001
Capital surplus	22,502,365	22,657,816
Retained earnings	72,726,093	70,050,443
Treasury stock, at cost (700,880 shares at September 30, 2005; 643,260 shares at December 31, 2004)	(17,478,590)	(15,520,347)
Accumulated other comprehensive income	3,556,115	4,965,559

Total shareholders' equity	81,348,984	82,196,472

Total liabilities and shareholders' equity	$729,752,415	$722,543,749

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Nine Months Ended September 30,		Three Months Ended September 30,
INTEREST AND DIVIDEND INCOME
	2005	2004	2005	2004
Loans	$18,496,459	$17,887,014	$6,488,547	$5,967,297
Securities	7,840,616	9,328,376	2,578,817	3,088,046
Federal funds sold	263,315	101,940	67,838	16,055
Interest-bearing deposits	16,084	3,914	5,500	1,358

Total interest and dividend income	26,616,474	27,321,244	9,140,702	9,072,756

INTEREST EXPENSE

Deposits	5,287,839	4,909,783	1,905,225	1,573,564
Borrowed funds	852,421	824,889	295,536	279,944
Securities sold under agreements to repurchase	1,995,213	2,478,036	658,864	838,154

Total interest expense	8,135,473	8,212,708	2,859,625	2,691,662

Net interest income	18,481,001	19,108,536	6,281,077	6,381,094
Provision for loan losses	975,000	1,166,667	325,000	333,334

Net interest income after provision for loan losses	17,506,001	17,941,869	5,956,077	6,047,760

Other operating income:
Trust & investment services income	3,624,707	3,510,614	1,285,360	1,131,821
Service charges on deposit accounts	2,820,967	3,187,290	1,021,178	1,064,145
Net gains on securities transactions	6,000	218,961	-	-
Credit card merchant earnings	1,113,989	1,015,453	429,668	384,171
Other	2,013,491	1,867,520	656,896	514,829
Total other operating income	9,579,154	9,799,838	3,393,102	3,094,966

Other operating expenses:
Salaries & wages	7,467,294	6,961,738	2,536,145	2,368,725
Pension and other employee benefits	2,140,307	2,150,322	663,835	623,997
Net occupancy expenses	1,878,319	1,712,358	624,753	556,876
Furniture and equipment expenses	1,461,690	1,418,088	476,395	447,889
Amortization of intangible assets	298,290	298,290	99,430	99,430
Other	6,455,073	6,337,456	2,170,314	2,099,926
Total other operating expenses	19,700,973	18,878,252	6,570,872	6,196,853

Income before income tax expense	7,384,182	8,863,455	2,778,307	2,945,873
Income tax expense	2,101,225	2,641,104	823,801	899,411

Net income	$ 5,282,957	$ 6,222,351	$1,954,506	$2,046,462

Weighted average shares outstanding	3,696,235	3,782,663	3,674,783	3,766,599

Basic and diluted earnings per share	$1.43	$1.64	$0.53	$0.54

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2003	$ 43,001	$22,506,573	$64,750,787	$(13,071,791))	$ 5,764,302	$79,992,872

Comprehensive Income:
Net income	-	-	6,222,351	-	-	6,222,351
Other comprehensive loss	-	-	-	-	83,215	83,215
Total comprehensive income						6,305,566
Restricted stock units for directors' deferred compensation plan	-	110,170	-	-	-	110,170
Cash dividends declared ($.69 per share)	-	-	(2,555,348)	-	-	(2,555,348)
Purchase of 55,764 shares of treasury stock	-	-	-	(1,705,169)	-	(1,705,169)

Balances at September 30, 2004	$ 43,001	$22,616,743	$68,417,790	$(14,776,960)	$ 5,847,517	$82,148,091

Balances at December 31, 2004	$ 43,001	$22,657,816	$70,050,443	$(15,520,347)	$4,965,559	$82,196,472
Comprehensive Income:
Net income	-	-	5,282,957	-	-	5,282,957
Other comprehensive loss	-	-	-	-	(1,409,444)	(1,409,444)
Total comprehensive income						3,873,513
Restricted stock units for directors' deferred compensation plan	-	115,928	-	-	-	115,928
Cash dividends declared ($.72 per share)	-	-	(2,607,307)	-	-	(2,607,307)
Distribution of restricted stock units for directors' deferred compensation plan		(271,379)		323,752		52,373
Purchase of 70,865 shares of treasury stock	-	-	-	(2,281,995)	-	(2,281,995)

Balances at September 30, 2005	$ 43,001	$22,502,365	$72,726,093	$(17,478,590))	$ 3,556,115	$81,348,984

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004

Net income	$ 5,282,957	$ 6,222,351
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	298,290	298,290
Provision for loan losses	975,000	1,166,667
Depreciation and amortization	1,762,981	1,675,306
Net amortization of premiums and discounts on securities	175,050	353,090
Accretion of deferred gain on sale of credit cards	(77,569)	-
Gain on sales of loans held for sale, net	(3,346)	(28,045)
Proceeds from the sales of loans held for sale	207,746	1,657,775
Loans originated and held for sale	(204,400)	(1,764,230)
Net gains on securities transactions	(6,000)	(218,961)
(Increase) decrease in other assets	(67,989)	211,059
Decrease in accrued interest payable	(158,448)	(23,932)
Expense related to restricted stock units for directors' deferred compensation plan	115,928	110,170
Increase (decrease) in other liabilities	2,526,514	(406,150)
Proceeds from sales of student loans	3,557,555	1,860,432
Net cash provided by operating activities	14,384,269	11,113,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	6,754	3,223,251
Proceeds from maturities of and principal collected on securities available for sale	62,611,279	59,773,797
Proceeds from maturities of and principal collected on securities held to maturity	9,985,888	4,523,995
Purchases of securities available for sale	(55,426,065)	(61,387,609)
Purchases of securities held to maturity	(5,852,635)	(8,791,105)
Purchases of premises and equipment	(2,071,070)	(1,200,543)
Net increase in loans	(34,408,157)	(2,020,364)
Net cash used in investing activities	(25,154,006)	(5,878,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	24,690,122	(13,437,984)
Net increase (decrease) in time deposits and individual retirement accounts	7,035,740	(10,386,250)
Net (decrease) increase in securities sold under agreements to repurchase	(25,971,572)	11,028,440
Purchase of treasury stock	(2,281,995)	(1,705,169)
Cash dividends paid	(2,621,136)	(2,568,173)
Net cash provided by (used) in financing activities	851,159	(17,069,136)

Net decrease in cash and cash equivalents	(9,918,578)	(11,833,892)
Cash and cash equivalents, beginning of period	52,803,012	38,069,778
Cash and cash equivalents, end of period	$42,884,434	$26,235,886

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 8,293,921	$ 8,236,641
Income Taxes	$ 108,346	$ 3,691,600
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 125,739	$ 68,454
Adjustment of securities available for sale to fair value, net of tax	$(1,409,444)	$ 83,215
Settlement of pending purchase of security	$ -	$ 2,000,000

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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2005 and December 31, 2004, and results of operations for the three and nine-month periods ended September 30, 2005 and 2004, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,696,235 and 3,782,663 weighted average shares outstanding for the nine-month periods ended September 30, 2005 and 2004, respectively, and 3,674,783 and 3,766,599 weighted average shares outstanding for the three-month periods ended September 30, 2005 and 2004, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three or nine-month periods ended September 30, 2005 or 2004.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R revises SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. For public entities that do not file as small business issuers, the provision of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim period after their next fiscal year that began after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Corporation adopts the standard on January 1, 2006, it is not expected to have a material effect on the Corporation's financial statements.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At September 30, 2005	At December 31, 2004

Original core deposit intangible amount	$ 5,965,793	$ 5,965,793
Less: Accumulated amortization	4,507,487	4,209,197

Carrying amount	$ 1,458,306	$ 1,756,596

Amortization expense for the nine months ended September 30, 2005 and 2004 related to the CDI was $298,290. As of September 30, 2005, the remaining amortization period for the CDI was approximately 3.7 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2005 through 2008, with $165,720 in aggregate amortization expense in 2009.

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

Comprehensive income for the three and nine-month periods ended September 30, 2005 was $863,401 and $3,873,513, respectively. Comprehensive income for the three and nine-month periods ended September 30, 2004 was $5,506,173 and $6,305,566, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive (Loss) Income	Three Months Ended September 30,
	2005	2004
Unrealized net holding (losses) gains on securities available for sale, net of tax (pre-tax amounts of ($1,787,234) and $5,667,013 for the respective periods indicated)	$(1,091,105)	$3,459,711

Total other comprehensive (loss) income	$(1,091,105)	$3,459,711

	Nine Months Ended September 30,
	2005	2004
Unrealized net holding (losses) gains on securities available for sale, net of tax (pre-tax amounts of ($2,302,670) and $355,268 for the respective periods indicated)	$(1,405,781)	$ 216,891
Less: Reclassification adjustment for net gains realized in net income (pre- tax amounts of $6,000 and $218,961 for the respective periods indicated)	(3,663)	(133,676)

Total other comprehensive (loss) income	$(1,409,444)	$ 83,215

6. Commitments and Contingencies

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. The Corporation is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit and commitments to fund new loans. The Corporation's policy is to record such instruments when funded. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

For the nine months ended September 30, 2005, the Corporation engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Corporation's consolidated financial statements.

7. Components of Quarterly and Annual Net Periodic Benefit Cost

Three Months Ended September 30,	2005	2004
Qualified Pension
Service cost, benefits earned during the period	$ 108,529	$ 111,455
Interest cost on projected benefit obligation	283,610	280,531
Expected return on plan assets	(401,523)	(359,784)
Net amortization and deferral	37,930	33,430
Net periodic pension expense	$ 28,546	65,632

Nine Months Ended September 30,	2005	2004
Qualified Pension
Service cost, benefits earned during the period	$ 397,029	$ 392,455
Interest cost on projected benefit obligation	874,110	859,531
Expected return on plan assets	(1,181,023)	(1,004,784)
Net amortization and deferral	113,430	113,430
Net periodic pension expense	$ 203,546	$ 360,632

Three Months Ended September 30,	2005	2004
Supplemental Pension
Service cost, benefits earned during the period	$ 459	$ 3,130
Interest cost on projected benefit obligation	11,033	10,216
Expected return on plan assets	-	-
Net amortization and deferral	11,379	7,959
Net periodic supplemental pension expense	$ 22,871	$ 21,305

Nine Months Ended September 30,	2005	2004
Supplemental Pension
Service cost, benefits earned during the period	$ 1,376	$ 9,392
Interest cost on projected benefit obligation	33,098	30,648
Expected return on plan assets	-	-
Net amortization and deferral	34,140	23,875
Net periodic supplemental pension expense	$ 68,614	$ 63,915

Three Months Ended September 30,	2005	2004
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 13,500	$ 5,250
Interest cost on projected benefit obligation	48,500	34,500
Expected return on plan assets	-	-
Net amortization and deferral	24,250	18,250
Net periodic postretirement, medical and life expense	$ 86,250	$ 58,000

Nine Months Ended September 30,	2005	2004
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 40,500	$ 38,250
Interest cost on projected benefit obligation	145,500	164,000
Expected return on plan assets	-	-
Net amortization and deferral	72,750	$ 80,750
Net periodic postretirement, medical and life expense	$ 258,750	$ 283,000

Postretirement Benefit Plans Other Than Pensions

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was enacted. The Act introduced a prescription drug benefit effective in 2006 under Medicare ("Medicare Part D") as well as a federal subsidy commencing in 2006 to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Corporation has determined that its prescription drug benefit will be actuarially equivalent to Medicare Part D in 2006 and will remain actuarially equivalent for approximately twenty-two years.

Effective July 1, 2004, the Corporation adopted FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" (FSP No. 106-2"). FSP No. 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D.

Based on the adoption of FSP No. 106-2, the January 1, 2004 Accumulated Postretirement Benefit Obligation decreases by $693,000 for recognition of the value of the future federal subsidy payments. This was recorded as a retroactive adjustment during the third quarter of 2004. The effect of the subsidy on the measurement of the 2004 net periodic postretirement benefit cost is as follows:

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of Chemung Financial Corporation (the "Corporation") during the three and nine-month periods ended September 30, 2005, with comparisons to the comparable periods in 2004, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2004 Annual Report on Form 10-K. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at September 30, 2005 totaled $729.8 million, an increase of $7.3 million or 1.0% since December 31, 2004. This increase is reflected primarily in a $32.7 million increase in loans and a $10.1 million increase in cash and due from banks, partially offset primarily by a $22.0 million decrease in federal funds sold and a $13.8 million decrease in investment securities, as well as a $3.2 million reduction in loans held for sale.

As noted above, total loans increased $32.7 million or 8.6% from December 31, 2004 to September 30, 2005, significantly impacted by a $22.7 million increase in commercial loans (including commercial mortgages). Of this increase, approximately $3.2 million resulted from a reclassification of loans previously held for sale to portfolio loans. During the third quarter of 2004, the Corporation had made a decision to sell certain non-performing and potential problem loans, and had written those loans down to the lower of cost or estimated fair value through a charge to the allowance for loan losses. While bids were received that would have resulted in those loans being sold at above the estimated fair value, the Corporation has since re-evaluated its prior decision, and believes it to be in its best long term interest to take these loans off the market and reclassify them as portfolio loans. The remaining increase in the commercial loan portfolio of approximately $19.5 million was impacted by both new term borrowings and increased line of credit usage. Additionally, since year-end 2004, total consumer loan balances and mortgages have grown $5.9 million and $4.2 million, respectively. The increase in consumer loans resulted primarily from a $3.9 million increase in installment loans, as well as increases in home equity and student loan balances of $1.5 million and $1.2 million, respectively, partially offset by an $803 thousand decrease in credit card balances.

The composition of the loan portfolio is summarized as follows:
	September 30, 2005	December 31, 2004
Residential mortgages	$ 92,086,004	$ 87,883,357
Commercial mortgages	41,034,651	44,653,989
Commercial, financial and agricultural	145,219,032	118,933,635
Consumer loans	135,897,109	130,037,018
	$414,236,796	$381,507,999

The $10.1 million increase in cash and due from banks was due to a $10.2 million increase in period-end federal transit items.

The available for sale portion of the securities portfolio totaled $239.4 million at September 30, 2005, compared to $249.3 million at the end of 2004, a decrease of approximately $9.9 million or 4.0%. At amortized cost, the available for sale portfolio was down $7.6 million with unrealized appreciation related to the available for sale portfolio down $2.3 million. Federal agency bonds were down $15.0 million because, during the first nine months of 2005, purchases totaling $25.0 million were offset by $40.0 million of federal agency bond calls. This decrease, along with a $1.5 million reduction in the Corporation's stock portfolio, was offset primarily by a $3.7 million increase in the corporate bond portfolio, as well as increases in available for sale municipal bonds and mortgage-backed securities of $3.3 million and $1.8 million, respectively. The held to maturity portion of the portfolio, consisting primarily of local municipal obligations, totaled $8.3 million at amortized cost as of September 30, 2005, a decrease of approximately $3.9 million since December 31, 2004.

As compared to December 31, 2004, total deposits have increased $31.7 million or 6.1% from $519.6 million to $551.3 million. Non-interest bearing demand deposits were up $7.8 million, principally due to higher period-end personal account balances. A $23.9 million increase in interest bearing deposits was reflected primarily in a $14.0 million increase in Now account balances as well as increases in time deposit and insured money market balances of $7.0 million and $5.2 million, respectively. The increases in Now accounts and time deposits was due primarily to higher period-end public fund balances, while the increase in insured money market accounts reflects higher other non-personal balances. The above increases were somewhat offset by a $2.3 million decrease in savings accounts, reflecting lower period-end personal balances. A $26.0 million decrease in securities sold under agreements to repurchase was due to the maturity during the first nine months of 2005 of $29.0 million in advances from the Federal Home Loan Bank of New York. These advances had been utilized to leverage the purchase of federal agency bonds which were called during the first nine months of this year.

Asset Quality

Non-performing loans at September 30, 2005 totaled $9.356 million as compared to $10.765 million at December 31, 2004, a decrease of $1.409 million. This decrease is primarily the result of a $1.475 million decrease in non-accrual loans, impacted to a great extent by commercial loan charge-offs during 2005 totaling $1.033 million, as well as continuing principal reductions on non-accruing commercial loans. The $45 thousand decrease in accruing loans past due 90 days or more is due primarily to lower delinquencies in home equity loans and mortgages. These reductions were somewhat offset primarily by a $111 thousand increase in troubled debt restructurings, as one loan was added to this category during the second quarter of 2005.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	September 30, 2005	December 31, 2004
Non-accrual loans	$ 9,032	$ 10,507
Troubled debt restructurings	111	-
Accruing loans past due 90 days or more	213	258
Total non-performing loans	$ 9,356	$ 10,765
Other real estate owned	126	104
Total non-performing assets	$ 9,482	$ 10,869

In addition to non-performing loans, as of September 30, 2005, the Corporation has identified 18 commercial loan relationships totaling $10.785 million in potential problem loans, as compared to $11.367 million (22 commercial loan relationships) at December 31, 2004. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. With the level of non-performing relationships having declined, the Corporation has reduced its provision for loan losses during the first nine months of 2005 to $975 thousand as compared to $1.167 million during the first nine months of 2004. At September 30, 2005, the Corporation's allowance for loan losses totaled $9.719 million, resulting in a coverage ratio of allowance to non-performing loans of 103.9%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first nine months of 2005 totaled $1.239 million as compared to $1.246 million during the first nine months of 2004. While net commercial loan and residential mortgage charge-offs increased $64 thousand and $11 thousand, respectively, this was offset by lower net consumer loan charge-offs. The allowance for loan losses to total loans at September 30, 2005 was 2.35% as compared to 2.62% as of December 31, 2004.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Nine Months Ended September 30,
	2005	2004
Balance at beginning of period	$ 9,983	$ 9,848
Charge-offs:
Commercial, financial and agricultural	(1,033)	(989)
Commercial mortgages	-	-
Residential mortgages	(13)	(2)
Consumer loans	(394)	(450)
Total	(1,440)	(1,441)
Recoveries:
Commercial, financial and agricultural	10	30
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	191	165
Total	201	195
Net charge-offs	(1,239)	(1,246)
Provision charged to operations	975	1,167
Balance at end of period	$ 9,719	$ 9,769

Results of Operations

Third Quarter of 2005 vs. Third Quarter of 2004

Net income for the third quarter of 2005 totaled $1.955 million, a decrease of $91 thousand or 4.4% as compared to third quarter 2004 net income of $2.046 million. Earnings per share decreased 1.9% from $0.54 per share to $0.53 per share on 91,816 fewer average shares outstanding. This decrease in net income was primarily the result of higher operating expenses as well as a decrease in net interest income, partially offset by an increase in non-interest income.

While the 2005 third quarter net interest margin of 3.77% was 7 basis points higher than the third quarter of 2004 net interest margin, net interest income compared to the third quarter of 2004 was down $100 thousand or 1.6%, primarily impacted by a $26.6 million or 3.9% decrease in average earning assets. The decrease in average earning assets was due to a $47.8 million decrease in the average securities portfolio, partially offset by a $17.6 million increase in average loans and a $3.6 million increase in federal funds sold and interest-bearing deposits. The decrease in the average securities portfolio as compared to the third quarter of 2004 was impacted by the continuing low mid to long-term rate environment throughout much of the past twelve months, and the Corporation's reluctance to increase its investments in bonds during this time given the expectation for higher rates going forward. The average loan growth was primarily due to an $11.4 million increase in average business loans, as well as increases in average mortgage and consumer loans of $3.7 million and $2.4 million, respectively. While average earning assets declined 3.9%, total interest income rose $68 thousand or 0.7%, as the average yield increased 23 basis points to 5.49%, reflecting a greater proportion of earning assets in higher yielding loans.

Total average funding liabilities decreased $25.9 million or 4.0% when compared to the third quarter of 2004, impacted by a $5.4 million decrease in average deposits and a $24.4 million decrease in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. The decrease in average deposits was primarily related to lower insured money market and time deposit average balances of $8.4 million and $4.4 million, respectively, offset primarily by a $6.7 million increase in average demand deposits. The decrease in average insured money market balances is due primarily to lower average public fund and personal account averages, with the decrease in average time deposits related primarily to lower personal certificate and IRA averages, these decreases offset by higher average personal and non-personal demand deposit average balances. The decrease in average securities sold under agreements to repurchase reflects the fact that during 2005, $29.0 million of advances from the Federal Home Loan Bank of New York matured. These advances had been utilized to leverage the purchase of investment securities. However, with a flattening yield curve, available spreads have narrowed significantly, thus impacting the ability of the Corporation to obtain sufficient spread to offset the future interest rate risk associated with these transactions. While average interest bearing liabilities decreased $32.6 million or 6.2% compared to third quarter 2004 averages, interest expense increased $168 thousand or 6.2%, as the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), was up 17 basis points to 1.82%.

Non-interest income during the third quarter of 2005 compared to the third quarter of 2004 increased $298 thousand or 9.6%. This increase was impacted primarily by a $154 thousand increase in trust and investment services fee income as well as a $75 thousand increase in revenue from the Corporation's equity investment in Cephas Capital Partners, LP ("Cephas"), a small business investment company (SBIC) which provides capital through loans and equity positions to businesses which may not qualify for traditional bank financing. The increase in trust and investment services income was primarily related to higher fee income from personal trust and agency accounts, retirement services and investment management accounts. The increase in revenue from Cephas was due to higher levels of interest income on loans receivable held by Cephas, impacted by the receipt of previously non-accrued interest during the quarter. Other factors impacting the increase in non-interest income included increases in credit card merchant earnings and checkcard interchange income of $45 thousand and $31 thousand, respectively, as well as the recognition of $26 thousand of deferred gains on the 2004 sale of the Corporation's consumer credit card portfolio. The above increases were somewhat offset primarily by a $43 thousand decrease in service charges on deposit accounts, impacted by a decrease in business checking analysis charges.

Third quarter 2005 operating expenses were $374 thousand or 6.0% higher than the comparable period last year. Areas having the greatest impact on this increase include a $167 thousand increase in salaries and wages, a $78 thousand increase in marketing and advertising costs and a $68 thousand increase in net occupancy costs. The increase in salaries and wages was due primarily to merit compensation increases effective in January of 2005. Marketing and advertising expenses were impacted primarily by higher costs related to radio and TV advertising, promotions, production and direct mail. A $40 thousand increase in pension and other employee benefits was due primarily to a $61 thousand increase in post-retirement medical benefits, as during the third quarter of 2004 the Corporation recognized a $49 thousand reduction in these costs related to Medicare Part D coverage.

A $76 thousand decrease in income tax expense is primarily a function of the lower level of pre-tax income.

Nine-Month Period Ended September 30, 2005 vs. Nine-Month Period Ended September 30, 2004

Net income for the nine-month period ended September 30, 2005 totaled $5.283 million, a decrease of $939 thousand or 15.1% as compared to results for the nine-month period ended September 30, 2004. Earnings per share were down 12.8% from $1.64 per share to $1.43 per share on 86,428 fewer average shares outstanding. This decrease in income was impacted by lower levels of net interest income and non-interest income, as well as higher operating expenses, partially offset by a lower provision for loan losses.

Despite a 7 basis point increase in the net interest margin from 3.67% to 3.74%, net interest income before the provision for loan losses was down $628 thousand or 3.3%, principally due to a $34.6 million or 5.0% decrease in average earning assets. For reasons noted in the above discussion of third quarter results, this decrease resulted primarily from a $45.3 million decrease in the average securities portfolio, offset somewhat by a $10.9 million increase in average year-to-date loans. As compared to the first nine months of 2004, average commercial loans increased $6.0 million, average mortgages increased $2.2 million, and average consumer loans were up $2.7 million despite a $4.9 million decrease in average consumer credit card balances resulting from the sale of this portfolio during the fourth quarter of 2004. While average earning assets declined 5.0%, total interest and dividend income was down $705 thousand or 2.6%, with the average yield increasing 14 basis points from 5.25% to 5.39% compared to the first nine months of 2004.

Total average funding liabilities for the nine-month period ended September 30, 2005 declined $34.4 million or 5.2% when compared to the first nine months of last year, the result of an $18.2 million decrease in average deposits and a $19.7 million decrease in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. The decrease in average deposits was primarily related to lower average insured money market and time deposit balances of $16.4 million and $10.8 million, respectively, partially offset primarily by an $8.1 million increase in average demand deposits. The above decreases in average insured money market and time balances reflects the fact that absent loan growth during 2004, and given the continuing low yields on investments, we had not been aggressive in the pricing of these products. As loans have grown during 2005, we have become more aggressive in pricing strategy, particularly in the pricing of time deposit products. The decrease in average securities sold under agreements to repurchase again reflects the fact that during 2005, $29.0 million of advances matured. In total, average interest bearing liabilities decreased $42.5 million or 7.9% compared to the first nine months 2004 averages, and interest expense decreased $78 thousand or 0.9% with the cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), up 8 basis points to 1.74%.

As discussed more fully under the Asset Quality section of this report, with the level of non-performing loans having stabilized, and given the adequacy of the Corporation's allowance for loan losses, the provision for loan losses during the first nine months of this year totaled $975 thousand as compared to $1.167 million during the first nine months of 2004, a decrease of $192 thousand.

Non-interest income for the first nine months of 2005 was down $221 thousand or 2.3% when compared to the comparable period of 2004. The major factors impacting this decline included a $366 thousand decrease in service charges on deposit accounts and a $213 thousand decrease in net gains on securities transactions. The decrease in service charges reflects a reduced level of fees for insufficient funds and business checking fees, as well as the Corporation's introduction of free checking accounts during the first quarter of 2005. The decrease in net gains on securities transactions is due to the fact that during the first quarter of 2004, the Corporation sold a $3.0 million federal agency bond at a gain of $219 thousand. A nominal gain on municipal bonds was realized during the second quarter of 2005. The above reductions in non-interest income were partially offset primarily by year-to-date increases in trust and investment services fee income of $114 thousand, credit card merchant earnings of $99 thousand and checkcard interchange income of $89 thousand. Additionally, accretion of deferred gains on the fourth quarter 2004 sale of our consumer credit card portfolio totaled $78 thousand.

Operating expenses were $823 thousand or 4.4% higher than a year ago. The areas having the greatest impact on this increase include a $505 thousand increase in salaries and wages, as well as increases in marketing and advertising costs and net occupancy costs of $177 thousand and $166 thousand, respectively. The increase in salaries and wages was due primarily to merit increases effective in January of this year. The increase in marketing and advertising costs have been impacted primarily by increases in radio and television advertising, production costs, printing and direct mail. An increase in net occupancy expense is due primarily to higher depreciation, maintenance, utilities and rent. In addition to the above, furniture and equipment expenses were up $44 thousand, impacted by increases in depreciation and automobile expenses. The above increases were partially offset primarily by a $152 thousand decrease in professional services fees due to lower consulting costs related to compliance with Section 404 of the Sarbanes Oxley Act of 2002.

The $540 thousand reduction in income tax expense is primarily related to the decrease in pre-tax income during the first nine months of 2005.

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
	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$407,426	$6,489	6.32%	$389,845	$5,967	6.09%
Taxable securities	218,196	2,341	4.26%	261,534	2,842	4.32%
Tax-exempt securities	25,823	238	3.66%	30,273	247	3.25%
Federal funds sold	8,107	68	3.33%	4,663	16	1.37%
Interest-bearing deposits	665	5	2.98%	523	1	0.76%
Total earning assets	660,217	9,141	5.49%	686,838	9,073	5.26%

Non-earning assets:
Cash and due from banks	24,405			23,891
Premises and equipment, net	17,285			17,166
Other assets	16,870			15,500
Allowance for loan losses	(10,479)			(10,446)
AFS valuation allowance	6,408			6,053
Total	$714,706			$739,002

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	41,615	43	0.41%	39,635	35	0.35%
Savings and insured money market deposits	168,374	448	1.06%	178,107	308	0.69%
Time deposits	186,559	1,414	3.01%	190,926	1,231	2.56%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	94,515	955	4.01%	115,032	1,118	3.87%
Total interest-bearing liabilities	491,063	2,860	2.31%	523,700	2,692	2.04%

Non-interest-bearing liabilities:
Demand deposits	133,409			126,661
Other liabilities	8,463			8,719
Total liabilities	632,935			659,080
Shareholders' equity	81,771			79,922
Total	$714,706			$739,002
Net interest income		$6,281			$6,381
Net interest rate spread			3.18%			3.22%
Net interest margin			3.77%			3.70%

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$398,924	$18,496	6.20%	$388,060	$17,887	6.16%
Taxable securities	219,148	7,095	4.33%	262,334	8,566	4.36%
Tax-exempt securities	28,218	746	3.53%	30,377	762	3.35%
Federal funds sold	13,330	263	2.64%	13,657	102	1.00%
Interest-bearing deposits	797	16	2.68%	608	4	0.88%
Total earning assets	660,417	26,616	5.39%	695,036	27,321	5.25%

Non-earning assets:
Cash and due from banks	23,528			23,358
Premises and equipment, net	17,120			17,179
Other assets	16,661			15,764
Allowance for loan losses	(10,323)			(10,334)
AFS valuation allowance	6,737			7,915
Total	$714,140			$748,918

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	42,302	116	0.37%	41,854	112	0.36%
Savings and insured money market deposits	168,187	1,165	0.93%	184,103	966	0.70%
Time deposits	186,313	4,006	2.87%	197,156	3,831	2.60%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	97,570	2,848	3.90%	113,769	3,303	3.88%
Total interest-bearing liabilities	494,372	8,135	2.20%	536,882	8,212	2.04%

Non-interest-bearing liabilities:
Demand deposits	130,773			122,642
Other liabilities	7,336			9,106
Total liabilities	632,481			668,630
Shareholders' equity	81,659			80,288
Total	$714,140			$748,918
Net interest income		$18,481			$19,109
Net interest rate spread			3.19%			3.21%
Net interest margin			3.74%			3.67%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 284	$ 238	$ 522
Taxable securities	(458)	(43)	(501)
Tax-exempt securities	(38)	29	(9)
Federal funds sold	18	34	52
Interest-bearing deposits	-	4	4
Total earning assets	$ (194)	$ 262	$ 68
Interest paid on:
Demand deposits	2	6	8
Savings and insured money market deposits	(18)	158	140
Time deposits	(28)	211	183
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(203)	40	(163)
Total interest-bearing liabilities	$ (247)	$ 415	168
Net interest income	$ 53	$ (153)	$ (100)

	Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 490	$ 119	$ 609
Taxable securities	(1,406)	(65)	(1,471)
Tax-exempt securities	(56)	40	(16)
Federal funds sold	(2)	163	161
Interest-bearing deposits	1	11	12
Total earning assets	$ (973)	$ 268	$ (705)
Interest paid on:
Demand deposits	1	3	4
Savings and insured money market deposits	(89)	288	199
Time deposits	(219)	394	175
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(476)	21	$ (455)
Total interest-bearing liabilities	$ (783)	706	$ (77)
Net interest income	$ (190)	$ (438)	$ (628)
  The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of deposit customers, borrowers, and the operating, investing, and financing activities of the Corporation. The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core deposit growth and non-core funding sources, such as time deposits of $100 thousand or more, securities sold under agreements to repurchase and other borrowings.

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At September 30, 2005, the Corporation had available $141.457 million under lines of credit with the FHLB, as compared to $75.531 million available at September 30, 2004. This increase reflects a change in the formula used by the FHLB in calculating available lines for member institutions.

During the first nine months of 2005, cash and cash equivalents decreased $9.9 million, as compared to a decrease of $11.8 million during the first nine months of last year. In addition to cash provided by operating activities, other primary sources of cash during the first nine months of 2005 included proceeds from maturities, sales and principal payments on securities ($72.6 million) and an increase in deposits ($31.7 million). During the first nine months of 2004, primary sources of cash included proceeds from maturities, sales and principal payments on securities ($67.5 million) and an increase in securities sold under agreements to repurchase ($11.0 million).

Cash generated during the first nine months of 2005 was used primarily to fund the purchase of securities totaling $61.3 million, a net increase in loans of $34.4 million, and to reduce securities sold under agreements to repurchase by $26.0 million. Other significant uses of cash during this period included the payment of cash dividends ($2.6 million), the purchase of treasury shares ($2.3 million) and the purchase of premises and equipment ($2.1 million). During the first nine months of 2004, cash generated was used primarily to fund the purchase of securities and a net decrease in deposits of $70.2 million and $23.8 million, respectively. Other significant uses of cash during the first nine months of 2004 included the payment of cash dividends ($2.6 million), the purchase of treasury shares ($1.7 million) and a net increase in loans ($2.0 million).

Since year-end 2004, the Corporation's total shareholders' equity has decreased approximately $847 thousand to $81.3 million. This decrease is reflected in the $2.0 million increase in treasury shares, a $1.4 million decrease in accumulated other comprehensive income and a $156 thousand decrease in capital surplus, partially offset by a $2.7 million increase in retained earnings.

As of September 30, 2005, the Corporation's consolidated leverage ratio was 10.61%. The Tier I and Total Risk Adjusted Capital ratios were 15.87% and 17.92%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first nine months of 2005, the Corporation declared cash dividends of $0.72 per share as compared to $0.69 per share during the first nine months of 2004, an increase of 4.3%.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During the first nine months of 2005, the Corporation purchased 70,865 shares at an average price of $32.20 per share. As of September 30, 2005, a total of 79,665 shares had been purchased since the inception of the announced repurchase program. Additionally during the first nine months of 2005, 13,245 shares were re-issued from treasury to fund distributions under the Corporation's directors' deferred stock plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At September 30, 2005, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 8.57% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 2.01%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At September 30, 2005, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 9.15% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.55%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies have not been employed during the first nine months of 2005.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk".

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2005.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds
(e)	Issuer Purchases of Equity Securities
	Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan

	1/1/05-1/31/05	6,150	$32.50	6,150	165,050
	2/1/05-2/29/05	9,216	$32.28	9,216	155,834
	3/1/05-3/31/05	9,952	$32.07	9,952	145,882
	Quarter ended 3/31/05	25,318	$32.25	25,318

	4/1/05-4/30/05	3,600	$33.09	3,600	142,282
	5/1/05-5/31/05	15,252	$33.35	15,252	127,030
	6/1/05-6/30/05	1,468	$32.88	1,468	125,562
	Quarter ended 6/30/05	20,320	$33.27	20,320

	7/1/05-7/31/05	827	$31.50	827	124,735
	8/1/05-8/31/05	20,900	$31.30	20,900	103,835
	9/1/05-9/30/05	3,500	$31.21	3,500	100,335
	Quarter ended 9/30/05	25,227	$31.30	25,227

	Period ended 9/30/2005	70,865	$32.20	70,865	100,335

	Of the above, 30,500 shares were open-market transactions and the remaining 40,365 shares were direct transactions.

Item 6.	Exhibits

	The Corporation files herewith the following exhibits:
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

CHEMUNG FINANCIAL CORPORATION
DATE:	November 8, 2005	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	November 8, 2005	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING September 30, 2005

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