Form 10-K
period 2005-12-31
CHEMUNG FINANCIAL CORP
filed 2006-03-15
CIK 763563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2):
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer[]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

Based upon the closing price of the registrant's Common Stock as of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $66,441,600.

As of February 28, 2006 there were 3,593,531 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

=====================================================================================

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

========================================================================================

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

PART I

ITEM 1. BUSINESS

General Development of Business

Chemung Financial Corporation (the "Corporation") was incorporated on January 2, 1985 under the laws of the State of New York. The Corporation was organized for the purpose of acquiring Chemung Canal Trust Company (the "Bank"). The Bank was established in 1833 under the name Chemung Canal Bank, and was subsequently granted a New York State bank charter in 1895. In 1902, the Bank was reorganized as a New York State trust company under the name Elmira Trust Company, and its name was changed to Chemung Canal Trust Company in 1903.

The Corporation has been a financial holding company since June 22, 2000. This provides the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services. The Corporation believes that this allows us to better serve the needs of our clients as well as provide an additional source of fee based income. To that end, the Corporation established a financial services subsidiary, CFS Group, Inc., which commenced operations during September 2001. As such, the Corporation now operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company, a full-service community bank with full trust powers, and CFS Group, Inc., a subsidiary offering non-traditional financial services such as mutual funds, annuities, brokerage services and insurance.

The Securities and Exchange Commission (the "SEC") maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation. In addition, we maintain a corporate web site at www.chemungcanal.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and filed with the SEC. These items are available as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. These materials are also available free of charge by written request to: Jane H. Adamy, Senior Vice President and Secretary, Chemung Canal Trust Company, One Chemung Canal Plaza, Elmira, NY 14901.

Description of Business

Business

The Bank is a New York State chartered, independent commercial bank, which engages in full-service commercial and consumer banking and trust business. The Bank's services include accepting time, demand and savings deposits, including NOW accounts, Super NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. The Bank's services also include making secured and unsecured commercial and consumer loans, financing commercial transactions (either directly or participating with regional industrial development and community lending corporations), and making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection, small business loans and student loans. Additional services include renting safe deposit facilities and the provision of networked automated teller facilities.

Trust services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate

========================================================================================

planning and employee benefit administrative services.

CFS Group, Inc., a wholly-owned subsidiary of the Corporation, commenced operations in September 2001 and offers an array of financial services including mutual funds, full and discount brokerage services, and annuity and other insurance products.

For additional information, which focuses on the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2005.

Market Area and Competition

Six of the Bank's 14 full-service offices, in addition to the main office, are located in Chemung County, New York. The Bank's other eight full-service offices are located in the adjacent counties of Schuyler, Steuben, Tioga and Tompkins, with a representative office located in Broome County. All of the Bank's facilities are located in New York State. The Corporation defines its market areas as those areas within a 25-mile radius of its offices in Broome, Chemung, Steuben, Schuyler, Tioga and Tompkins counties, including the northern tier of Pennsylvania. The Bank's lending policy restricts substantially all lending efforts to these geographical regions.

Within these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from commercial and thrift banking institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and Internet vendors. The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers. Unlike the Bank, many of these competitors are not subject to regulation as extensive as that of the Bank and, as a result, they may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by income taxes.

Competition for the Bank's Trust Department investment services comes primarily from brokerage firms and independent investment advisors. These firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of the Bank's trust assets under administration totaled $1.4 billion at year-end 2005. The Trust and Investment Division is responsible for the largest component of non-interest revenue.

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

======================================================================================

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

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. As of December 31, 2005, the Corporation's leverage ratio was 10.71%, its ratio of Tier 1 capital to risk-weighted assets was 16.02% and its ratio of qualifying total capital to risk-weighted assets was 18.06%. The Federal Reserve Board has not advised the Corporation that it is subject to any special capital requirements.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation. As of December 31, 2005, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 10.25%, its ratio of Tier 1 capital to risk-weighted assets was 15.36%, and its ratio of qualifying total capital to risk-weighted assets was 17.40%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation. Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSBD if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2005, approximately $7.4 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2005. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the Federal Deposit Insurance Corporation ("FDIC") and have been subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") of the FDIC. In light of the prevailing favorable financial situation of federal deposit insurance funds and the low number of depository institution failures, since January 1, 1997, banks classified in the highest capital and supervisory evaluation categories have not been required to pay any annual insurance premiums on bank deposits insured by the BIF. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

======================================================================================

The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006 and gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The reform legislation provides a credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed, combines the BIF and SAIF to form a single Deposit Insurance Fund, increases deposit insurance to $250,000 for Individual Retirement Accounts, and authorizes inflation-based increases in deposit insurance on other accounts every 5 years beginning in 2011. The FDIC also is directed to conduct studies regarding further deposit insurance reform.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2005, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0144 per $100 of deposits for the first quarter of 2005 to $0.0134 per $100 of deposits for the fourth quarter of 2005. The Bank paid $71,391 of FICO assessments in 2005. For the first quarter of 2006, the FICO assessment rate is $0.0132 per $100 of deposits.

Transactions between the Bank, and either the Corporation or CFS Group, Inc., are governed by sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board regulations thereunder. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

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

======================================================================================

institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Corporation.

Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2005, the Corporation and the Bank believe they are in compliance with the USA Patriot Act and regulations thereunder.

The Sarbanes-Oxley Act of 2002 implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures for companies that have securities registered under the Exchange Act, including publicly-held financial holding companies such as the Corporation. It includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosures, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Beginning in March 2005, home mortgage lenders, including banks, were required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the "rate spread" between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Corporation has no information that it or its affiliates is the subject of any investigation.

The Bankruptcy Abuse Prevention and Consumer Protection Act amended the U.S. Bankruptcy Code, effective October 17, 2005. Under the new law, the ability of consumers to discharge their debts in bankruptcy is limited by a needs-based test, and more debtors than in the past are expected to enter into repayment programs with their creditors. The law also provides for pre-bankruptcy credit counseling, limits certain homestead exemptions, limits the discharge of debt incurred for the purchase of certain luxury items, and extends from 6 years to 8 years the minimum time between successive bankruptcy discharges. The Corporation does not expect this new law to have a material effect on the Corporation's financial position or results of operation.

Periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information has led to the introduction in Congress of several bills to establish national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have announced plans to conduct hearings on data security and related issues.

Employees

As of December 31, 2005, the Corporation and its subsidiaries employed 285 persons on a full-time equivalent basis. None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

========================================================================================

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

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):
	December 31,
	2005	2004	2003
Obligations of U.S. Government and U.S Government sponsored enterprises	$104,699	$121,391	$118,505
Mortgage-backed securities	87,105	87,260	120,999
Obligations of states and political subdivisions	27,801	28,768	30,697
Corporate bonds and notes	13,026	9,469	13,158
Corporate stocks	14,291	14,581	12,646
	---------	---------	---------
Total	$246,922	$261,469	$296,005
	=========	=========	=========

Included in the above table are $238,336, $249,331 and $282,920 (in thousands of dollars) of securities available for sale at December 31, 2005, 2004 and 2003, respectively. Also included in the above table are $8,586, $12,138 and $13,085 of securities held to maturity at December 31, 2005, 2004 and 2003, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2005 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (in thousands of dollars):
	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 9,879	4.25%	$ 70,276	3.81%
Mortgage-backed securities	968	6.28%	81,194	3.92%
Obligations of states and political subdivisions	6,723	3.20%	12,237	3.97%
Corporate bonds and notes	2,540	6.40%	3,734	4.63%
	---------	-------	--------	-------
Total	$ 20,110	4.27%	$167,441	3.89%
	========	=======	========	=======
	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 14,534	4.59%	$ 10,010	5.88%
Mortgage-backed securities	4,943	5.14%	-	-
Obligations of states and political subdivisions	7,624	3.78%	1,216	4.56%
Corporate bonds and notes	2,513	6.51%	4,239	8.34%
	--------	------	--------	-------
Total	$ 29,614	4.63%	$ 15,465	6.40%
	========	======	========	=======

======================================================================================

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years, excluding net deferred origination fees and costs, and unearned income (in thousands of dollars):

	December 31,
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$182,352	$163,152	$175,501	$197,485	$188,332
Residential mortgages	97,199	88,042	87,503	101,036	101,169
Consumer loans	138,198	130,011	127,531	134,204	134,627
	--------	--------	--------	--------	--------
Total	$417,749	$381,205	$390,535	$432,725	$424,128
	========	========	========	========	========

The following table shows the maturity of loans (excluding residential mortgages and consumer loans) outstanding as of December 31, 2005. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$ 50,705	$ 42,106	$ 89,541	$ 182,352
Loans maturing after one year with:
Fixed interest rates	N/A	$ 22,545	$ 5,087	$ 27,632
Variable interest rates	N/A	19,561	84,454	104,015
Total	N/A	$ 42,106	$ 89,541	$ 131,647

Loan Concentrations

At December 31, 2005, the Corporation had no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans. The unallocated portion of the allowance represents risk elements and probable losses in the loan portfolio that have not been specifically identified. Factors considered in determining the appropriate level of unallocated allowance include historical loan loss history, current economic conditions, and loan growth. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2005:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2005	%	2004	%	2003	%	2002	%	2001	%
Commercial, financial and agricultural	$2,990	33.7	$1,883	31.7	$3,198	33.7	$4,743	35.2	$2,360	33.0
Commercial mortgages	3,530	10.0	5,206	11.6	4,579	11.2	879	10.4	691	11.4
Residential mortgages	342	23.3	321	22.9	322	22.4	295	23.4	368	23.8
Consumer loans	846	33.0	908	33.8	951	32.7	1,077	31.0	1,290	31.8
		100.0		100.0	9,050	100.0	6,994	100.0	4,709	100.0
Unallocated	2,070	N/A	1,665	N/A	798	N/A	680	N/A	368	N/A
Total	$9,778	100.0	$9,983	100.0	$9,848	100.0	$7,674	100.0	$5,077	100.0

The above allocation is neither indicative of the specific loan amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

======================================================================================

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$132,618	- %	$124,521	- %	$115,458	- %
Interest-bearing demand deposits	43,301	0.40	41,959	0.36	43,634	0.42
Savings and insured money market deposits	166,814	0.99	180,934	0.71	179,626	0.96
Time deposits	187,316	2.99	194,395	2.61	214,497	3.00
	$530,049		$541,809		$553,215

Scheduled maturities of time deposits at December 31, 2005 are summarized as follows (in thousands of dollars):
2006	$ 117,999
2007	43,044
2008	9,993
2009	7,433
2010	8,054
Thereafter	196
$ 186,719

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2005 are summarized as follows (in thousands of dollars):
3 months or less	$17,673
Over 3 through 6 months	2,150
Over 6 through 12 months	4,464
Over 12 months	20,420
$ 44,707

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2005	2004	2003
Return on average assets	0.92%	1.17%	0.93%
Return on average equity	8.08%	10.79%	8.71%
Dividend payout ratio	52.68%	39.31%	49.62%
Average equity to average assets ratio	11.40%	10.85%	10.67%
Year-end equity to year-end assets ratio	11.31%	11.38%	10.71%

Short-Term Borrowings

For each of the three years in the period ended December 31, 2005, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank ("FHLB") Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is included in notes 8 and 9 to the consolidated financial statements appearing elsewhere in this report.

========================================================================================

ITEM 1A RISK FACTORS

The Corporation's business is subject to many risks and uncertainties. Although the Corporation seeks ways to manage these risks and develop programs to control those that management can, the Corporation ultimately cannot predict the extent to which these risks and uncertainties could affect results. Actual results may differ materially from management's expectations. Some of the significant risks and uncertainties are discussed below.

Changes in economic conditions or interest rates. The results of operations for financial institutions, including the Corporation, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. The Corporation's profitability is heavily influenced by the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Substantially all of the Bank's loans are to businesses and individuals in the southern tier of New York and northern tier of Pennsylvania, and any decline in the economy of this area could adversely affect results. Like most financial institutions, the Corporation's net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and the ability to respond to changes in such rates. At any given time, assets and liabilities may be such that they are affected differently by a given change in interest rates. For additional information, see Part II, Item 7, "Interest Rate Risk."

Credit Risk. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Loans originated by the Bank can be either secured or unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Bank has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Bank's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Bank's business, financial condition, results of operations or liquidity. For further information regarding asset quality, see Part II, Item 7, "Management of Credit Risk-Loan Portfolio" and "Asset Quality."

Litigation risk. Neither the Corporation nor its subsidiaries are a party to any material pending legal proceedings. If in the future any legal action is determined adversely to the Corporation, or if any legal action resulted in the Corporation paying a substantial settlement, then such adverse determination or settlement may have a material adverse effect on the Corporation's financial condition.

Difficulties in managing our growth. As part of the Corporation's strategy for continued growth, we may open additional branches. New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that additional branches are

========================================================================================

opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse affect on the Corporation's levels of net income, return on average equity and return on average assets.

In addition, the Corporation may acquire banks and related businesses that it believes provide a strategic fit with its business. To the extent that the Corporation grows through acquisitions, it cannot provide assurance that such strategic decisions will be initially accretive to earnings. These are risks commonly associated with strategic acquisitions.

Competition. The Corporation faces substantial competition in all phases of its operations from a variety of different competitors. Future growth and success will depend on the ability to compete effectively in this highly competitive environment. The Corporation competes for deposits, loans and other financial services with a variety of banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as the Corporation. Many competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. For further information, see Part II, Item 7, "Competition."

Government regulation. The financial services industry is heavily regulated under bother federal and state law. These regulations are primarily intended to protect customers, not creditors or shareholders. As a financial holding company, the Corporation is also subject to extensive regulation by the Federal Reserve, in addition to other regulatory organizations. The ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and the Corporation cannot predict the ultimate effect of such changes, which could have a material adverse effect on profitability or financial condition. For further information, see Part I, Item 1, "Supervision and Regulation."

Technological change and breach of information security. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to manage costs. The Corporation's future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. There can be no assurance that the Corporation will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to customers.

Despite instituted safeguards, the Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

========================================================================================

ITEM 2. PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, NY, 14 full-service locations and one representative office situated in a six-county area, owned office space adjacent to the Bank's main office in Elmira, NY, and eleven off-site automated teller facilities (ATMs), four of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 60,000 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 59,255 square feet entirely occupied by the Bank. The combined square footage of the 14 branch banking facilities totals approximately 66,500 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased. In December 2005, the Bank purchased the former Station restaurant property located in Ithaca, NY. This property is currently under renovation and will house the Bank's 15th full-service office location, expected to open during the second quarter of 2006. The leased automated teller facility spaces total approximately 150 square feet.

The Bank operates three of its facilities (Bath, Community Corners & Vestal Offices) and four automated teller facilities (Elmira/Corning Regional Airport, Elmira College, General Revenue Corp. and Wal-Mart Store) under lease arrangements. Additionally, in October 2004, the Bank leased approximately 7,800 square feet of space in the Eastowne Mall, which is located in close proximity to the main office. This is temporary space until renovations in the main office have been completed. The rest of its offices, including the main office and the adjacent office building, are owned. All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiaries are a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's stock is traded in the over-the-counter market under the symbol CHMG.OB.

Below are the quarterly market price ranges for the Corporation's stock for the past two years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management.

Market Prices During Past Two Years (dollars)
	2005	2004
1st Quarter	31.00 - 34.00	32.10 - 36.50
2nd Quarter	31.50 - 34.00	27.50 - 32.67
3rd Quarter	30.50 - 32.50	28.00 - 30.75
4th Quarter	29.65 - 31.50	28.75 - 35.00

========================================================================================

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last three years:

Dividends Paid Per Share During Past Three Years

	2005	2004	2003
January 4	$0.24	$0.23	$0.23
April 4	0.24	0.23	0.23
July 5	0.24	0.23	0.23
October 11	0.24	0.23	0.23
	$0.96	$0.92	$0.92

The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2005, approximately $7.4 million was available for the declaration of dividends from the Bank to the Corporation.

As of February 28, 2006 there were 664 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during each quarter of our fiscal year ended December 31, 2005:
Period	Total shares urchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

1/1/05-1/31/05	6,150	$32.50	6,150	165,050
2/1/05-2/29/05	9,216	$32.28	9,216	155,834
3/1/05-3/31/05	9,952	$32.07	9,952	145,882
Quarter ended 3/31/05	25,318	$32.25	25,318

4/1/05-4/30/05	3,600	$33.09	3,600	142,282
5/1/05-5/31/05	15,252	$33.35	15,252	127,030
6/1/05-6/30/05	1,468	$32.88	1,468	125,562
Quarter ended 6/30/05	20,320	$33.27	20,320

7/1/05-7/31/05	827	$31.50	827	124,735
8/1/05-8/31/05	20,900	$31.30	20,900	103,835
9/1/05-9/30/05	3,500	$31.21	3,500	100,335
Quarter ended 9/30/05	25,227	$31.30	25,227

10/1/05-10/31/05	-	-	-	-
11/1/05-11/30/05	100	$30.80	100	100,235
12/1/05-12/31/05	100	$30.10	100	100,135
Quarter ended 12/31/05	200	$30.45	200	100,135

Period ended 12/31/05	71,065	$32.20	71,065	100,135

On November 17, 2004, the Corporation announced that its board of directors had authorized the repurchase of up to 180,000 shares, or approximately 5%, of the Corporation's outstanding common stock. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. Of the above 71,065 total shares repurchased by the Corporation, 30,500 shares were repurchased through open-market transactions and the remaining 40,565 shares were repurchased in direct transactions.

========================================================================================

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The selected financial data is derived from our audited consolidated financial statements appearing elsewhere in this report.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.
SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2005	2004	2003	2002	2001
Total assets	$ 718,039	$ 722,544	$747,209	$751,171	$725,072
Loans, net of deferred fees and costs, and unearned income	418,685	381,508	390,353	432,294	423,755
Investment Securities	246,922	261,469	296,005	264,989	246,253
Deposits	524,937	519,560	551,051	541,765	520,687
Securities sold under agreements to repurchase	60,856	88,505	79,035	78,661	79,457
Federal Home Loan Bank Advances	40,800	25,000	25,000	40,750	37,600
Shareholders' equity	81,178	82,196	79,993	79,427	79,162

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2005	2004	2003	2002	2001
Net interest income	$ 24,737	$25,257	$25,864	$27,069	$27,282
Provision for loan losses	1,300	1,500	4,700	3,283	1,100
Net interest income after provision for loan losses	23,437	23,757	21,164	23,786	26,182
Other operating income:
Trust and investment services income	5,095	4,725	4,501	4,513	4,554
Securities gains (losses), net	6	602	1,185	(459)	491
Net gains on sales of loans held for sale	107	983	245	9	-
Other income	7,806	7,958	7,415	6,318	5,310
Total other operating income	13,014	14,268	13,346	10,381	10,355
Other operating expenses	27,315	25,481	25,020	25,405	24,052
Income before income tax expense	9,136	12,544	9,490	8,762	12,485
Income tax expense	2,546	3,811	2,537	2,222	3,992

Net income	$ 6,590	$ 8,733	$ 6,953	$ 6,540	$ 8,493

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003	2002	2001	2000	% Change 2004 To 2005	Compounded Annual Growth 5 Years
Net income per share	$1.79	$2.32	$1.82	$1.66	$2.10	$2.14	-22.8%	-3.5%
Dividends declared	0.96	0.93	0.92	0.92	0.90	0.86	3.2%	2.2%
Tangible book value	21.35	21.14	20.04	19.60	18.55	16.94	1.0%	4.7%
Market price at 12/31	30.25	32.50	36.00	26.875	29.25	19.50	-6.9%	9.2%
Average shares outstanding (in thousands)	3,689	3,772	3,821	3,928	4,051	4,094	-2.2%	-2.1%

======================================================================================
SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003	2002	2001
Return on average assets	0.92%	1.17%	0.93%	0.88%	1.18%
Return on average tier I equity (1)	8.83%	12.06%	10.03%	9.45%	12.49%
Dividend yield at year end	3.17%	2.95%	2.56%	3.42%	3.15%
Dividend payout	52.68%	39.31%	49.62%	54.27%	42.20%
Total capital to risk adjusted assets	18.06%	18.77%	17.61%	16.12%	16.87%
Tier I capital to risk adjusted assets	16.02%	16.71%	15.70%	14.33%	15.13%
Tier I leverage ratio	10.71%	10.07%	9.62%	9.26%	9.86%
Loans to deposits	79.76%	73.43%	70.84%	79.79%	81.38%
Allowance for loan losses to total loans	2.34%	2.62%	2.52%	1.78%	1.20%
Allowance for loan losses to non-performing loans(including non-accruing loans held for sale)	106.97%	92.74%	79.9%	59.1%	90.1%
Non-performing loans to total loans	2.18%	2.82%	3.16%	3.01%	1.33%
Net interest rate spread	3.17%	3.17%	3.25%	3.33%	3.33%
Net interest margin	3.74%	3.65%	3.74%	3.95%	4.16%
Efficiency ratio (2)	71.09%	63.24%	62.57%	66.43%	62.06%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.
UNAUDITED QUARTERLY DATA	Quarter Ended
	2005
(in thousands except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31

Interest and dividend income	$ 8,591	$ 8,885	$ 9,141	$ 9,343
Interest expense	2,590	2,686	2,860	3,087
Net interest income	6,001	6,199	6,281	6,256
Provision for loan losses	325	325	325	325
Net interest income after provision for loan losses	5,676	5,874	5,956	5,931
Net gains on sales of loans held for sale	29	26	26	26
Total other operating income	2,919	3,212	3,367	3,409
Total other operating expenses	6,433	6,697	6,571	7,615
Income before income tax expense	2,191	2,415	2,778	1,751
Income tax expense	611	666	823	444
Net Income	$ 1,580	$ 1,749	$ 1,955	$ 1,307

Basic and diluted earnings per share	$ 0.42	$ 0.47	$ 0.53	$ 0.36

	Quarter Ended
	2004
	Mar. 31	June 30	Sept. 30	Dec. 31

Interest and dividend income	$ 9,273	$ 8,975	$ 9,073	$ 8,881
Interest expense	2,810	2,711	2,692	2,733
Net interest income	6,463	6,264	6,381	6,148
Provision for loan losses	500	333	333	333
Net interest income after provision for loan losses	5,963	5,931	6,048	5,815
Net gains on sales of loans held for sale	16	6	6	956
Total other operating income	3,218	3,465	3,089	3,512
Total other operating expenses	6,101	6,581	6,197	6,603
Income before income tax expense	3,096	2,821	2,946	3,680
Income tax expense	932	809	899	1,170
Net Income	$ 2,164	$ 2,012	$ 2,047	$ 2,510

Basic and diluted earnings per share	$ 0.57	$ 0.53	$ 0.54	$ 0.67

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

======================================================================================
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including credit risk, interest rate risk, competition, changes in the regulatory environment, and changes in general business and economic trends.

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

======================================================================================

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the president, four executive vice presidents, business client division manager, retail client division manager, consumer loan manager, mortgage loan manager and credit manager, implements the Board-approved loan policy.

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

Competition for the Corporation's trust and investment services comes primarily from brokerage firms and independent investment advisors. These firms devote considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration by the Corporation totaled approximately $1.4 billion at year-end 2005. The Trust and Investment Division is responsible for the largest component of the Corporation's non-interest revenue.

Financial Condition

Consolidated assets at December 31, 2005 totaled $718.0 million as compared to $722.5 million at year-end 2004, a decrease of $4.5 million or 0.6%. As discussed in greater detail below, this decrease is primarily the result of a $30.0 million decrease in federal funds sold, a $14.5 million decrease in investment securities and a $3.2 million decrease in loans held for sale, partially offset primarily by a $37.2 million increase in loans and a $3.5 million increase in cash and due from banks.

As noted above, total loans increased $37.2 million or 9.8% during 2005, significantly impacted by an $18.8 million increase in commercial loans (including commercial mortgages). Of this increase, approximately $3.2 million resulted from the reclassification of loans previously held for sale to portfolio loans. During the third quarter of 2004, the Corporation had made a decision to sell certain non-performing and potential problem loans, and had written those loans down to the lower of cost or estimated fair value through a charge to the allowance for loan losses. While bids were received that would have resulted in those loans being sold at above the estimated fair value, the Corporation re-evaluated its prior decision, and believed it to be in its best long-term interest to take these loans off the market and reclassify them as portfolio loans. The remaining increase in the commercial loan

======================================================================================

portfolio is reflective of steady activity throughout 2005 in this segment of our lending. Additionally, during 2005, total consumer loans and residential mortgages each increased $9.2 million. The increase in consumer loans resulted primarily from increases in installment loans and home equity loans totaling $6.6 million and $2.5 million, respectively. The increase in installment loans reflects an increase in indirect auto financing volume. The $9.2 million increase in residential mortgages is reflective of particularly strong activity during the second half of 2005.

The above mentioned $30.0 million decrease in federal funds sold relates to the loan growth during 2005, as these funds were a primary funding source for the loan increase.

The available for sale segment of the securities portfolio totaled $238.3 million at December 31, 2005 compared to $249.3 million at the end of 2004, a decrease of $11.0 million, or 4.4%. At amortized cost, the available for sale portfolio was down $7.2 million with unrealized appreciation related to the available for sale portfolio down $3.8 million. The major factor in the available for sale portfolio decrease was a $15.0 million decrease in U.S. Government sponsored enterprise bonds, as during 2005, purchases totaling $25.0 million were offset by $40.0 million of U.S. Government sponsored enterprise bond calls. This decrease was somewhat offset by a $3.7 million increase in the corporate bond portfolio, as well as increases in available for sale municipal bonds and mortgage-backed securities totaling $3.1 million and $1.5 million, respectively. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $8.6 million as of December 31, 2005, a decrease of $3.5 million since year-end 2004.

The $3.5 million increase in cash and due from banks is reflective primarily of a $3.5 million increase in period-end federal transit items.

Total deposits increased $5.3 million or 1.0%, from $519.6 million at December 31, 2004 to $524.9 million at December 31, 2005. Non-interest bearing deposits were up $10.8 million, as both personal and non-personal balances increased. A $5.5 million decrease in interest bearing deposits was reflected primarily in a $5.0 million decrease in savings balances as well as a $1.5 million decline in insured money market balances. The decrease in savings balances was due primarily to lower period-end personal account balances, while the decline in insured money market balances was reflected in lower public fund and personal balances. Securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") term advances decreased $27.6 million and $5.0 million respectively, as during 2005, $34.0 million of FHLB advances matured. The repayment of these advances was a contributing factor to the $20.8 million increase in year end advances under the Corporation's overnight line of credit with the FHLB.

The $3.0 million increase in other liabilities was significantly impacted by a $2.0 million increase in the Corporation's reserve for income taxes due to the timing of the Corporation's required estimated tax payments.

======================================================================================

BALANCE SHEET COMPARISONS

(in millions)
Average Balance Sheet	2005	2004	2003	2002	2001	2000	% Change 2004 to 2005	Compounded Annual Growth 5 Years
Total Assets	$715.3	$746.1	$748.2	$745.9	$718.6	$667.0	-4.1%	1.4%
Earning Assets (1)	661.3	691.9	690.9	685.1	657.8	616.4	-4.4%	1.4%
Loans, net of deferred fees and costs, and unearned income	403.4	388.2	412.6	428.8	416.4	382.8	3.9%	1.1%
Investments (2)	257.9	303.7	278.3	256.3	241.4	233.6	-15.1%	2.0%
Deposits	530.0	541.8	553.2	545.7	533.7	515.2	-2.2%	0.6%
Wholesale funding (3)	87.5	108.1	101.7	105.5	92.9	71.8	-19.1%	4.0%
Tier I equity (4)	74.6	72.4	69.3	69.2	68.0	62.9	3.0%	3.5%

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

(4) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss
Ending Balance Sheet	2005	2004	2003	2002	2001	2000	% Change 2004 to 2005	Compounded Annual Growth 5 Years
Total Assets	$718.0	$722.5	$747.2	$751.2	$725.1	$676.2	-0.6%	1.2%
Earning Assets(1)	666.1	669.5	690.0	685.3	661.8	618.2	-0.5%	1.5%
Loans, net of deferred fees and costs, and unearned income	418.7	381.5	390.4	432.3	423.8	394.6	9.8%	1.2%
Allowance for loan losses	9.8	9.9	9.8	7.7	5.1	4.7	-2.1%	15.8%
Investments (2)	247.3	292.7	309.1	265.2	246.5	229.7	-15.5%	1.5%
Deposits	524.9	519.6	551.1	541.8	520.7	511.4	1.0%	0.5%
Wholesale funding(3)	94.8	108.0	98.5	113.3	112.1	77.9	-12.2%	4.0%
Tangible equity (4)	78.3	78.9	76.3	75.4	74.7	69.3	-0.8%	2.5%

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

Securities

The Board-approved Funds Management Policy includes an investment portfolio policy which requires that, except for local municipal obligations that are sometimes not rated or carry ratings above "Baa" but below "A" by Moody's or Standard & Poors, debt securities purchased for the bond portfolio must carry a minimum rating of "A". Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are classified as Held to Maturity. The Available for Sale portfolio at December 31, 2005 was $238.3 million compared to $249.3 million a year earlier. At year-end 2005, the total net unrealized appreciation in the securities available for sale portfolio was $4.4 million, compared to $8.1 million a year ago. The components of this change are set forth below.

======================================================================================

SECURITIES AVAILABLE FOR SALE (in thousands)
	Amortized Cost	2005 Estimated Fair Value	Unrealized Appreciation (Depreciation)	Amortized Cost	2004 Estimated Fair Value	Unrealized Appreciation (Depreciation)
Obligations of U.S. Government and U.S Government sponsored enterprises	$106,719	$104,699	$(2,020)	$121,708	$121,391	$(317)
Mortgage-backed securities	89,412	87,104	(2,308)	87,894	87,260	(634)
Obligations of states and political subdivisions	19,107	19,215	108	16,005	16,630	625
Corporate bonds and notes	12,650	13,026	376	8,910	9,469	559
Corporate stocks	6,085	14,291	8,206	6,680	14,581	7,901
Totals	$233,973	$238,335	$ 4,362	$241,197	$249,331	$8,134

Included in the preceding table are 43,373 shares of SLM Corp. (formerly USA Education, Inc.) at a cost basis of approximately $1 thousand and estimated fair value of $2.389 million. These shares were acquired as preferred shares of Student Loan Marketing Association, or Sallie Mae, a permitted exception to the Government regulation banning bank ownership of equity securities in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at December 31, 2005, the Corporation held marketable equities totaling $727 thousand at cost, with a total estimated fair value of $6.545 million. The shares, other than SLM Corp., were acquired prior to the enactment of the Banking Act of 1933.

Non-marketable equity securities included in the Corporation's portfolio are 10,853 shares of Federal Reserve Bank stock and 48,137 shares of the Federal Home Loan Bank of New York stock. They are carried at their cost of $543 thousand and $4.814 million, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these last two investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-performing loans at year-end 2005 totaled $9.141 million as compared to $10.765 million at year-end 2004, a decrease of $1.624 million. This decrease is the result of a $1.780 million decrease in non-accrual loans, resulting to a large extent from commercial loan charge-offs during 2005 totaling $1.246 million, as well as continuing principal reductions on non-accruing commercial loans. The reduction in non-accrual loans was offset to some extent by increases in troubled debt restructurings and accruing loans past due 90 days or more. The $106 thousand increase in troubled debt restructurings reflects the addition of one loan to this category during 2005, while a $50 thousand increase in accruing loans 90 days or more past due is related to somewhat higher home equity and consumer loan delinquencies, partially offset by a reduction in past due mortgages.

NON-PERFORMING ASSETS

The following table summarizes the Corporation's non-performing assets including non-accruing loans held for sale (in thousands of dollars):
	December 31,
	2005	2004	2003	2002	2001
Non-accrual loans	$ 8,727	$ 10,507	$ 11,727	$ 9,345	$ 1,490
Troubled debt restructurings	106	-	277	3,382	78
Accruing loans past due 90 days or more	308	258	327	267	4,065
Total non-performing loans	$ 9,141	$ 10,765	$ 12,331	$ 12,994	5,633
Other real estate owned	79	104	357	406	82
Securities on non-accrual	-	-	-	1,288	-
Total non-performing assets	$ 9,220	$ 10,869	$ 12,688	$ 14,688	$ 5,715

=====================================================================================

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):
	2005	2004	2003
Interest income that would have been recorded under original terms	$ 768	$ 814	$ 890
Interest income recorded during the period	$ 26	$ 125	$ 630

In addition to non-performing loans, as of December 31, 2005, the Corporation, through its credit administration and loan review functions, has identified 15 commercial relationships totaling $9.315 million in potential problem loans, as compared to $11.367 million (22 relationships) at December 31, 2004. Approximately $752 thousand of this $2.052 million decrease is due to the upgrading of 4 relationships during 2005. Additionally, $521 thousand of potential problem loans were paid in full during the year, with the balance of the decrease due primarily to principal reductions on other loans in this category. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. With the level of non-performing relationships having declined, the Corporation reduced its provision for loan losses during 2005 by $200 thousand, from $1.5 million in 2004 to $1.3 million in 2005. At December 31, 2005, the Corporation's allowance for loan losses totaled $9.778 million, resulting in a coverage ratio of allowance to non-performing loans of 107%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs during 2005 totaled $1.505 million or 0.37% of average outstanding loans, compared to $1.365 million or 0.35% of average outstanding loans in 2004. This $140 thousand increase in net charge-offs was due primarily to higher net commercial loan charge-offs, partially offset by a decrease in net consumer loan charge-offs. The allowance for loan losses to total loans at December 31, 2005 was 2.34% as compared to 2.62% as of December 31, 2004.

======================================================================================

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2005 (in thousands of dollars):
	Years Ended December 31,
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of year	$ 9,983	$ 9,848	$ 7,674	$ 5,077	$ 4,708
Charge-offs:
Commercial, financial and agricultural	1,246	1,060	2,182	136	139
Real estate mortgages	11	3	2	23	5
Consumer loans	516	577	630	710	806
Home equity	2	-	6	11	-
Total	1,775	1,640	2,820	880	950
Recoveries:
Commercial, financial and agricultural	13	53	83	48	64
Real estate mortgages	-	-	2	1	12
Consumer loans	257	222	209	145	143
Total	270	275	294	194	219
Net charge-offs	1,505	1,365	2,526	686	731
Provision charged to operations	1,300	1,500	4,700	3,283	1,100
Allowance for loan losses at end of year	$ 9,778	$ 9,983	$ 9,848	$ 7,674	$ 5,077
Ratio of net charge-offs during year to average loans outstanding (1)	.37%	.35%	.61%	.16%	.18%

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB"), which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At December 31, 2005, the Corporation maintained a $141.457 million line of credit with the FHLB, as compared to $75.531 million at December 31, 2004. This increase reflects a change in the formula used by the FHLB in calculating available lines of member institutions.

During 2005, cash and cash equivalents decreased $27.2 million, compared to an increase of $14.7 million during 2004. In addition to cash provided by operating activities, other primary sources of cash in 2005 included proceeds from maturities, sales and principal payments on securities ($82.5 million), a net increase in Federal Home Loan Bank advances ($15.8 million) and an increase in deposits (5.4 million). In addition to cash provided by operating activities, other primary sources of cash in 2004 included proceeds from maturities, sales and principal payments on securities ($105.0 million) and an increase in securities sold under agreements to repurchase ($9.5 million).

Cash generated during 2005 was used primarily to fund the purchase of securities totaling $72.0 million, a net increase in loans of $40.2 million, and to reduce securities sold under agreements to repurchase by $27.6 million. Other significant uses of cash during 2005 included the purchase of premises and equipment ($3.9 million), the payment of cash dividends ($3.5 million) and the purchase of treasury shares ($2.3 million). Cash generated during 2004 was used primarily to fund the purchase of securities totaling $73.6 million as well as a deposit decrease of $31.5 million. Other significant uses of cash during 2004 included an increase in loans, excluding loans transferred to held for sale ($6.2 million), the payment of cash dividends ($3.4 million), the purchase of treasury shares ($2.4 million) and the

======================================================================================

purchase of premises and equipment ($2.0 million).

The Corporation continues to maintain a strong capital position. As of December 31, 2005, the Corporation's ratio of Total Capital to Risk Weighted Assets was 18.06% compared with 18.77% a year earlier. The Corporation's leverage ratio (Tier I Capital/Average Assets) was 10.71% at December 31, 2005 and 10.07% at December 31, 2004. These ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared during 2005 totaled $3.471 million or $0.96 per share versus $3.433 million or $0.93 per share in 2004 and $3.450 million or $0.92 per share in 2003. Dividends declared during 2005 amounted to 52.7% of net income compared to 39.3% and 49.6% of 2004 and 2003 net income, respectively. It is management's objective to continue generating sufficient capital internally, while retaining an adequate dividend payout ratio to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During 2005, 71,065 shares were purchased at a total cost of $2.288 million or an average price of $32.20 per share. Since the inception of the announced repurchase program, 79,865 treasury shares have been purchased. During 2005, 13,245 shares were re-issued from treasury to fund distributions under the Corporation's directors' deferred stock plan. Additionally during January 2006, 7,963 shares were re-issued from treasury to fund the stock component of directors' compensation. An expense of $241 thousand related to this compensation was recognized during the fourth quarter of 2005. During 2004, 79,714 shares were purchased at a total cost of $2.449 million or an average price of $30.72 per share, and in 2003 there were 42,748 shares purchased at a total cost of $1.287 million (average of $30.11 per share).

Off-Balance Sheet Arrangements

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

As of December 31, 2005, the Corporation has off-balance sheet arrangements as follows (in thousands of dollars):
	Commitment Maturity by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$ 10,546	$ 8,078	$ 2,468	$ -	$ -
Unused portions of lines of credit (1)	67,480	67,480	-	-	-
Commitments to fund new loans	14,702	14,702	-	-	-
Total	$ 92,728	$ 90,260	$ 2,468	$	$

(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $22,836,992, $17,428,053 and $1,911,130, respectively, at December 31, 2005.

======================================================================================
Contractual Obligations

As of December 31, 2005, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):
		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Federal Home Loan Bank advances	$ 20,000	$ -	$20,000	-	$ -
Securities sold under agreements to repurchase	60,856	25,856	25,000	-	10,000
Operating leases	403	148	205	50	-
Other	70	-	-	-	70
Total	$ 81,329	$ 26,074	$ 45,205	$ 50	$ 10,070

Results of Operations

Consolidated net income for 2005 totaled $6.590 million versus $8.733 million in 2004, a decrease of $2.143 million or 24.5%. Earnings per share decreased 22.8% from $2.32 per share to $1.79 per share on 82,763 fewer average shares outstanding. Dividends declared in 2005 totaled $0.96 per share as compared to $0.93 per share in 2004.

As discussed below, the decrease in net income during 2005 was impacted by lower net interest income and non-interest income, as well as an increase in operating expenses, partially offset by a lower provision for loan losses.

While the Corporation's 2005 net interest margin of 3.74% was 9 basis points higher than the 2004 net interest margin, net interest income decreased $520 thousand or 2.1%, impacted by a $30.6 million or 4.4% decrease in average earning assets. The decrease in average earning assets was principally related to a $40.8 million or 14.2% decrease in the average securities portfolio, as well as a $4.8 million decrease in average federal funds sold, these decreases being partially offset by a $15.1 million or 3.9% increase in average loans. The decrease in the average securities portfolio was impacted by the continuing low mid-term to long-term rate environment throughout much of 2005 as well as a flattening yield curve, with the Corporation reluctant to increase its bond portfolio investments in this rate environment. The average loan growth was primarily due to an $8.1 million increase in average business loans, as well as increases in average consumer loans and mortgages of $3.8 million and $3.2 million, respectively. While average earning assets declined 4.4%, total interest and dividend income was down $244 thousand or 0.7%, as the average yield on earning assets rose 21 basis points to 5.44%, reflecting a greater proportion of earning assets in higher yielding loans.

Total average funding liabilities during 2005 decreased $30.1 million or 4.6%, due to an $11.8 million decrease in average deposits and a $22.0 million decrease in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. Average non-interest bearing demand deposit balances increased $8.1 million as both personal and non-personal account averages increased. Average interest bearing deposits decreased $19.9 million, impacted primarily by decreases in average insured money market and time deposit balances of $13.5 million and $7.1 million, respectively. The decrease in these deposits is related to the fact that absent loan growth during 2004, and given the continuing low yields on investments, we had not been aggressive in the pricing of these deposit products. As loans have grown during 2005, we have become more aggressive in pricing strategy, particularly in the pricing of time deposit products. The decrease in average securities sold under agreements to repurchase reflects the fact that during 2005, $29.0 million of advances matured. These advances had been utilized to leverage the purchase of investment securities. With the flat yield curve however, available spreads have narrowed significantly, thus impacting the ability of the Corporation to obtain a spread sufficient to offset the future interest rate risk associated with these transactions. While average interest-bearing liabilities during 2005 decreased by $38.2 million or

======================================================================================

7.2%, interest expense increased $276 thousand or 2.5%, as the average cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), increased 12 basis points to 1.79%.

As discussed more fully under the "Asset Quality" section of this report, with the level of non-performing loans having declined, and given the adequacy of the Corporation's allowance for loan losses, the provision for loan losses during 2005 decreased $200 thousand from $1.5 million in 2004 to $1.3 million in 2005.

Non-interest income during 2005 decreased $1.254 million or 8.8% from $14.268 million to $13.014 million. In analyzing this decline, we point to the 2004 gain on the sale of our consumer credit card portfolio and lower net gains on the sale of securities. During the fourth quarter of 2004, our consumer credit card portfolio was sold to TCM Bank, N.A. ("TCM"). The net gain on the sale of this portfolio totaled $1.241 million, $948 thousand of which was recognized during the fourth quarter of 2004, with the balance of the net gain to be recognized over the remaining three-year term of our participation agreement with TCM. During 2005, the Corporation recognized $103 thousand of the gain, or approximately $845 thousand less than the amount recognized in 2004. Additionally, net gains on the sale of securities were down $596 thousand. Excluding the impact of these two items, all other non-interest income was up $186 thousand or 1.5%. Revenue generated by our Trust and Investment Center rose $370 thousand, primarily due to an increase in revenue generated by trusts and estates, as well as an increase in investment management fee income. The increase in trust and estate revenue was impacted by the settlement of a large estate during the fourth quarter of 2005. Credit card merchant earnings and debit card interchange income rose $123 thousand and $116 thousand, respectively, reflective of increased credit card and debit card usage. These increases were somewhat offset primarily by a $365 thousand decrease in service charges on deposit accounts. The decrease in service charges reflects a reduced level of fees for insufficient funds, lower business checking fees, as well as the Corporation's introduction of free checking accounts during the first quarter of 2005.

Operating expenses during 2005 increased $1.833 million or 7.2%, from $25.482 million to $27.315 million. This increase was partially driven by the Corporation's expansion into Tompkins and Broome counties, as the Corporation opened a full service office in Tompkins County and a representative office in Broome County during the fourth quarter of 2005. A second full service office in Tompkins County is expected to be open during the second quarter of 2006. Costs associated with these expansion efforts totaled approximately $384 thousand during 2005. Items having the greatest impact on the total operating expense increase included a $954 thousand increase in salaries and wages, a $311 thousand increase in net occupancy expenses and a $257 thousand increase in directors' compensation. The increase in salaries and wages is primarily related to merit increases effective in January of 2005 and a fourth quarter staff bonus, as well as increased staffing related to the above mentioned expansions. The net occupancy cost increase was driven primarily by higher depreciation, maintenance, utilities and rent. The $257 thousand increase in directors' annual compensation reflects the addition of a stock based component to directors' compensation during the fourth quarter of 2005. Other areas impacting the operating expense increase included increases in bank relations (+ $114 thousand), loan and ORE expenses (+ $111 thousand) and data processing and software expenses (+ $98 thousand). The increases noted above were somewhat offset primarily by a $160 thousand decrease in professional services fees due to lower consulting costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, pension and other employee benefits decreased $56 thousand, as a $209 thousand decrease in pension expense was partially offset primarily by increases in post-retirement medical benefits and payroll taxes of $69 thousand and $58 thousand, respectively, as well as a $16 thousand increase in workers compensation costs. The reduction in pension expense resulted primarily from a greater than expected rate of return on market value of assets and the $2.280 million company contribution to the plan during 2004, partially offset by a decrease in the discount rate used in determining future benefit obligations. Based upon

======================================================================================

actuarial estimates for 2006, we expect that the pension expense during 2006 will increase approximately $162 thousand, primarily due to a reduction in the discount rate, partially offset by anticipated earnings on a $1.323 million company contribution to the plan in 2005, the maximum contribution allowed under existing IRS regulations.

The $1.265 million decrease in income tax expense is primarily related to the $3.408 million decrease in pre-tax income, resulting in a reduction in the effective tax rate from 30.4% to 27.9%.

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2005	2004	2003	2002	2001	2000	% Change 2004 to 2005	Compounded Annual Growth 5 Years
Net interest income	$24,737	$25,257	$25,864	$27,069	$27,282	$25,923	-2.1%	-0.9%
Provision for loan losses	1,300	1,500	4,700	3,283	1,100	750	-13.3%	11.6%
Net interest income after provision for loan losses	23,437	23,757	21,164	23,786	26,182	25,173	-1.3%	-1.4%
Other operating income:
Trust and investment services income	5,095	4,725	4,501	4,513	4,554	4,847	7.8%	1.0%
Securities gains (losses), net	6	602	1,185	(459)	491	216	-99.0%	-51.2%
Net gains on sales of loans held for sale	107	983	245	9	-	-	-89.1%	N/A
Other income	7,806	7,958	7,415	6,318	5,310	4,969	-1.9%	9.5%
Total other operating income	13,014	14,268	13,346	10,381	10,355	10,032	-8.8%	5.3%
Other operating expenses	27,315	25,482	25,020	25,405	24,052	22,456	7.2%	4.0%
Income before income tax expense	9,136	12,544	9,490	8,762	12,485	12,749	-27.2%	-6.4%
Income tax expense	2,546	3,811	2,537	2,222	3,992	3,994	-33.2%	-8.6%
Net income	6,590	$ 8,733	$ 6,953	$ 6,540	$ 8,493	$ 8,755	-24.5%	-5.5%

======================================================================================

AVERAGE BALANCES AND YIELDS

For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2005			2004			2003
Assets (Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$403,361	$25,189	6.24%	$388,242	$23,796	6.13%	$412,558	$27,223	6.60%
Taxable securities	218,033	9,438	4.33	256,480	11,170	4.36	228,639	10,212	4.47
Tax-exempt securities	28,091	1,004	3.58	30,491	1,013	3.32	26,273	1,018	3.87
Federal funds sold	11,102	307	2.77	15,877	214	1.35	22,228	243	1.09
Interest-bearing deposits	716	21	2.93	773	10	1.26	1,158	9	0.78

Total earning assets	661,303	35,959	5.44%	691,863	36,203	5.23%	690,856	38,705	5.60%

Non-earning assets:
Cash and due from banks	23,696			23,502			23,562
Premises and equipment, net	17,265			17,161			17,261
Other assets	17,024			15,528			13,848
Allowance for loan losses	(10,203)			(10,223)			(8,184)
AFS valuation allowance	6,259			8,261			10,894
Total	715,344			746,092			748,237

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Now and super now deposits	43,301	174	0.40%	41,959	149	0.36%	43,634	185	0.42%
Savings and insured money market deposits	166,814	1,648	0.99	180,934	1,291	0.71	179,626	1,719	0.96
Time deposits	187,316	5,597	2.99	194,395	5,073	2.61	214,497	6,433	3.00
Federal Home Loan Bank advances and securities sold under agreements to repurchase	95,909	3,803	3.96	114,292	4,433	3.88	107,552	4,503	4.19

Total interest-bearing liabilities	493,340	11,222	2.27%	531,580	10,946	2.06%	545,309	12,840	2.35%

Non-interest-bearing liabilities:
Demand deposits	132,618			124,521			115,458
Other liabilities	7,866			9,074			7,658
Total liabilities	633,824			665,175			668,425
Shareholders' equity	81,520			80,917			79,812
Total	$715,344			$746,092			$748,237

Net interest income		$24,737			$25,257			$25,865

Net interest rate spread			3.17%			3.17%			3.25%

Net interest margin			3.74%			3.65%			3.74%

======================================================================================================================

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
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate
Loans	$ 1,393	938	455	$(3,427)	(1,553)	(1,874)
Taxable investment securities	(1,732)	(1,665)	(67)	958	1,218	(260)
Tax-exempt investment securities	(9)	(83)	74	(5)	151	(156)
Federal funds sold	93	(79)	172	(29)	(78)	49
Interest-bearing deposits	11	(1)	12	1	(4)	5

Total interest income	$ (244)	(1,632)	1,388	$(2,502)	56	(2,558)

Interest expense (in thousands)
Interest-bearing demand deposits	25	5	20	(36)	(7)	(29)
Savings and insured money market deposits	357	(107)	464	(428)	12	(440)
Time deposits	524	(190)	714	(1,360)	(570)	(790)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(630)	(727)	97	(70)	273	(343)

Total interest expense	$ 276	(821)	1,097	$(1,894)	(316)	(1,578)

Net interest income	$ (520)	(343)	(177)	$ (608)	(270)	(338)

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At December 31, 2005, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 5.76% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 4.03%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is

======================================================================================

a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2005, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 6.43% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.08%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R revises SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. For public entities that do not file as small business issuers, the provision of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim period after their next fiscal year that began after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Corporation adopts the standard on January 1, 2006, it will not have a material effect on the Corporation's financial statements.

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction or development and (or) through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Adoption of FIN 47 at December 31, 2005 had no material impact on the Corporation's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's main market risk exposure is to changing interest rates. A discussion

========================================================================================

of the Corporation's exposure to changing interest rates is included under the heading "Interest Rate Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 19, 2005 the Audit Committee dismissed KPMG LLP as its independent registered public accounting firm for the Corporation's fiscal year ending December 31, 2006 and, effective October 26, 2005, appointed Crowe Chizek and Company LLC to serve as the Corporation's independent registered public accounting firm for the Corporation's fiscal year ending December 31, 2006. KPMG LLP, which served as the Corporation's independent auditor for the two most recent fiscal years, continued as the Corporation's independent registered public accounting firm for the remainder of the fiscal year ended December 31, 2005.

KPMG LLP's audit reports on the Corporation's consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG LLP on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Corporation's two most recent fiscal years and through the date of this report, (i) there were no disagreements between the Corporation and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter of the disagreement in its report on the Corporation's consolidated financial statements, and (ii) there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K. During the two most recent fiscal years and through the date hereof, neither the Corporation nor anyone acting on behalf of the Corporation consulted Crowe Chizek and Company LLC regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2005.

During the fourth fiscal quarter, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

======================================================================================

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

As of December 31, 2005 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2005 based on the specified criteria.

KPMG LLP, an independent registered public account firm, which audited the Corporation's financial statements included in this report, has issued an attestation report on management's assessment of the Corporation's internal controls over financial reporting.

======================================================================================

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chemung Financial Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Chemung Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Chemung financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chemung

======================================================================================

Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, NY

March 3, 2006

======================================================================================

Item 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2006 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2006 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2006 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2006 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2006 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements of the Corporation appear on pages F-1 through F-31 of this report and are incorporated in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the three years ended December 31, 2005
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2005
Consolidated Statements of Cash Flows for the three years ended December 31, 2005
Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulations of the Securities & Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation's Securities Exchange Act file number is 000-13888.

======================================================================================
Exhibit 3.1	Certificate of Incorporation of Chemung Financial Corporation. Filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and incorporated herein by reference.
3.2

Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988. Filed as Exhibit A of the Registrant's Form 10-K for the year ended December 31, 1988.

3.3	Bylaws (Filed as Exhibit A to Registrant's Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
3.4	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998. Filed herewith.
4	Instruments Defining the Rights of Security Holders
4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10.1

Employment Agreement, dated as of November, 2000 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. Filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.2

Extension of Employee Agreements, dated December 9, 2003 between Chemung Canal Trust Company and Executive Management with Chemung Canal Trust Company. Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.3	Amended and Restated Deferred Directors' Fee Plan. Filed herewith.
10.4

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer. Filed as Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.5

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President. Filed as Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.6	Description of Arrangement for Directors' Fees. Filed herewith.
10.7

Employment Agreement, dated as of November 8, 2000, between Chemung Canal Trust Company and John R. Battersby, Jr. Executive Vice President. Filed as Exhibit 10.7 to Registrant's Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

10.8

Employment Agreement, dated as of November 8, 2000 between Chemung Canal Trust Company and Thomas C. Karski, Executive Vice President. Filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

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

========================================================================================

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages F-1 to F-31

======================================================================================

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chemung Financial Corporation:

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, NY

March 3, 2006

========================================================================================

CONSOLIDATED FINANCIAL STATEMENTS
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
ASSETS	2005	2004

Cash and due from banks	$ 25,064,730	21,533,756
Federal funds sold	-	30,000,000
Interest-bearing deposits with other financial institutions	493,308	1,269,256
Total cash and cash equivalents	25,558,038	52,803,012

Securities available for sale, at estimated fair value	238,335,450	249,330,518
Securities held to maturity, estimated fair value of $8,605,093 at December 31, 2005, and $12,400,479 at December 31, 2004	8,586,217	12,138,570
Loans, net of deferred origination fees and costs, and unearned income	418,685,213	381,507,999
Allowance for loan losses	(9,777,643)	(9,983,279)
Loans, net	408,907,570	371,524,720

Loans held for sale	-	3,165,827
Premises and equipment, net	18,707,986	17,213,166
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,358,877	1,756,596
Other assets	15,068,328	13,094,674
Total assets	$718,039,132	722,543,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$139,613,838	128,805,546
Interest-bearing	385,323,240	390,754,052
Total deposits	524,937,078	519,559,598
Securities sold under agreements to repurchase	60,855,665	88,504,520
Federal Home Loan Bank term advances	20,000,000	25,000,000
Federal Home Loan Bank overnight advances	20,800,000	-
Accrued interest payable	1,059,893	1,093,909
Dividends payable	863,773	877,650
Other liabilities	8,344,726	5,311,600
Total liabilities	636,861,135	640,347,277
Commitments and contingencies (note 15)

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 shares issued at December 31, 2005 and 2004	43,001	43,001
Additional paid-in capital	22,787,587	22,657,816
Retained earnings	73,168,903	70,050,443
Treasury stock, at cost (701,080 shares at December 31, 2005; 643,260 shares at December 31, 2004)	(17,484,680)	(15,520,347)
Accumulated other comprehensive income	2,663,186	4,965,559
Total shareholders' equity	81,177,997	82,196,472
Total liabilities and shareholders' equity	$718,039,132	722,543,749

See accompanying notes to consolidated financial statements.

======================================================================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2005	2004	2003

Interest and dividend income:
Loans	$25,188,575	23,795,970	27,222,714
Securities	10,443,053	12,183,164	11,229,975
Federal funds sold	306,809	213,595	242,943
Interest-bearing deposits	20,945	9,745	8,898
Total interest and dividend income	35,959,382	36,202,474	38,704,530

Interest expense:
Deposits	7,419,238	6,512,622	8,337,648
Borrowed funds	1,163,813	1,101,423	1,102,090
Securities sold under agreements to repurchase	2,638,918	3,331,669	3,400,521
Total interest expense	11,221,969	10,945,714	12,840,259

Net interest income	24,737,413	25,256,760	25,864,271

Provision for loan losses	1,300,000	1,500,000	4,700,000
Net interest income after provision for loan losses	23,437,413	23,756,760	21,164,271

Other operating income:
Trust & investment services income	5,094,625	4,725,087	4,500,919
Service charges on deposit accounts	3,834,057	4,199,111	4,105,529
Net gain on securities transactions	6,000	602,308	1,184,766
Net gain on sales of loans held for sale	106,771	983,535	245,373
Credit card merchant earnings	1,479,955	1,357,164	1,200,509
Other	2,492,375	2,401,153	2,108,748
Total other operating income	13,013,783	14,268,358	13,345,844

Other operating expenses:
Salaries and wages	10,326,758	9,372,678	9,532,027
Pension and other employee benefits	2,924,469	2,980,521	2,814,002
Net occupancy expenses	2,595,160	2,283,746	2,118,510
Furniture and equipment expenses	1,974,876	1,906,764	1,865,625
Amortization of intangible assets	397,719	397,719	397,719
Other	9,096,585	8,540,390	8,291,961
Total other operating expenses	27,315,567	25,481,818	25,019,844
Income before income tax expense	9,135,629	12,543,300	9,490,271
Income tax expense	2,546,088	3,810,646	2,536,820
Net income	$ 6,589,541	8,732,654	6,953,451

Weighted average shares outstanding	3,688,837	3,771,600	3,820,806

Basic and diluted earnings per share	$1.79	$2.32	$1.82

See accompanying notes to consolidated financial statements.

======================================================================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
	Common Stock	Additional paid-in capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2002	$ 43,001	22,355,407	61,247,551	(11,826,290)	7,607,508	79,427,177
Comprehensive Income:
Net income	-	-	6,953,451	-	-	6,953,451
Other comprehensive loss	-	-	-	-	(1,843,206)	(1,843,206)
Total comprehensive income						5,110,245
Restricted stock units for directors' deferred compensation plan	-	160,240	-	-	-	160,240
Cash dividends declared ($.92 per share)	-	-	(3,450,215)	-	-	(3,450,215)
Distribution of restricted stock units for directors' deferred compensation plan	-	(17,225)	-	18,918	-	1,693
Sale of 975 shares of treasury stock	-	8,151	-	22,561	-	30,712
Purchase of 42,748 shares of treasury stock	-	-	-	(1,286,980)	-	(1,286,980)

Balances at December 31, 2003	$ 43,001	22,506,573	64,750,787	(13,071,791)	5,764,302	79,992,872
Comprehensive Income:
Net income	-	-	8,732,654	-	-	8,732,654
Other comprehensive loss	-	-	-	-	(798,743)	(798,743)
Total comprehensive income						7,933,911
Restricted stock units for directors' deferred compensation plan	-	151,243	-	-	-	151,243
Cash dividends declared ($.93 per share)	-	-	(3,432,998)	-	-	(3,432,998)
Purchase of 79,714 shares of treasury stock	-	-	-	(2,448,556)	-	(2,448,556)

Balances at December 31, 2004	$ 43,001	22,657,816	70,050,443	(15,520,347)	4,965,559	82,196,472

Comprehensive Income:
Net income	-	-	6,589,541	-	-	6,589,541
Other comprehensive loss	-	-	-	-	(2,302,373)	(2,302,373)
Total comprehensive income						4,287,168
Restricted stock units for directors' deferred compensation plan	-	160,252	-	-	-	160,252
Directors' compensation stock grants	-	240,898	-	-	-	240,898
Distribution of restricted stock units for directors' deferred compensation plan	-	(271,379)	-	323,752	-	52,373
Cash dividends declared ($.96 per share)	-	-	(3,471,081)	-	-	(3,471,081)
Purchase of 71,065 shares of treasury stock	-	-	-	(2,288,085)	-	(2,288,085)

Balances at December 31, 2005	$ 43,001	22,787,587	73,168,903	(17,484,680)	2,663,186	81,177,997

See accompanying notes to consolidated financial statements.

======================================================================================================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2005	2004	2003

Cash flows from operating activities:

Net income	$ 6,589,541	$ 8,732,654	$ 6,953,451
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	397,719	397,719	397,719
Deferred tax expense (benefit)	391,994	412,775	(1,082,795)
Provision for loan losses	1,300,000	1,500,000	4,700,000
Depreciation and amortization	2,414,031	2,266,780	2,185,743
Amortization of premiums on securities, net	221,635	427,331	1,410,219
Gain on sales of loans held for sale, net	(106,771)	(983,535)	(245,373)
Proceeds from sales of loans held for sale	207,746	11,466,589	16,083,128
Loans originated and held for sale	(204,400)	(2,349,153)	(15,837,755)
Net gain on securities transactions	(6,000)	(602,308)	(1,184,766)
Increase in other assets	(348,978)	(1,412,506)	(433,978)
Decrease in accrued interest payable	(34,016)	(30,277)	(357,872)
Expense related to restricted stock units for directors' deferred compensation plan	160,252	151,243	160,240
Directors' compensation stock grants	240,898	-	-
Increase (decrease) in other liabilities	2,693,505	(3,128,325)	2,258,845
Proceeds from sales of student loans	4,614,993	2,552,049	6,553,537

Net cash provided by operating activities	18,532,147	19,401,036	21,560,343

Cash flows from investing activities:

Proceeds from sales of securities available for sale	6,774	18,229,029	2,472,605
Proceeds from maturities of and principal collected on securities available for sale	71,035,008	77,063,383	152,388,537
Proceeds from maturities of and principal collected on securities held to maturity	11,499,851	9,732,868	4,616,936
Purchases of securities available for sale	(64,278,640)	(62,836,001)	(183,940,073)
Purchases of securities held to maturity	(7,702,497)	(10,787,148)	(7,865,725)
Purchases of premises and equipment	(3,908,851)	(2,008,339)	(2,160,934)
Net (increase) decrease in loans	(40,184,350)	(6,176,270)	32,740,792

Net cash (used) provided by investing activities	(33,532,703)	23,217,522	(1,747,862)

======================================================================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (con't)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	4,066,336	(15,308,690)	29,132,218
Net increase (decrease) in time deposits and individual retirement accounts	1,311,144	(16,183,039)	(19,846,358)
Net (decrease) increase in securities sold under agreements to repurchase	(27,648,855)	9,469,724	373,696
Federal Home Loan Bank advances	20,800,000	-	-
Repayments of Federal Home Loan Bank advances	(5,000,000)	-	(15,750,000)
Purchase of treasury stock	(2,288,085)	(2,448,556)	(1,286,980)
Sale of treasury stock	-	-	30,712
Cash dividends paid	(3,484,958)	(3,414,763)	(3,459,631)
Net cash used by financing activities	(12,244,418)	(27,885,324)	(10,806,343)

Net (decrease) increase in cash and cash equivalents	(27,244,974)	14,733,234	9,006,138

Cash and cash equivalents, beginning of year	52,803,012	38,069,778	29,063,640

Cash and cash equivalents, end of year	$25,558,038	$52,803,012	$38,069,778

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,255,985	$10,975,993	$13,198,129
Income taxes	$ 108,346	$ 7,107,295	$ 3,702,070

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 155,759	$ 97,798	$ 120,757
Transfer of loans to loans held for sale	$ -	$11,006,690	$ -
Adjustment of securities available for sale to fair value, net of tax	$(2,302,373)	$ (798,743)	$(1,843,206)
Settlement of pending purchase of security	$ -	$ 2,000,000	$(2,000,000)

See accompanying notes to consolidated financial statements.

==========================================================================================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003

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

Non-marketable equity securities are classified with securities available for sale. Non-marketable equity securities owned by the Corporation at December 31, 2005 and 2004 include Federal Home Loan Bank of New York (FHLB) stock and Federal Reserve Bank (FRB) stock, which are carried at cost since there is no readily available market price for these securities.

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

======================================================================================

LOANS

Loans are stated at the amount of unpaid principal balance less unearned discounts and net deferred origination fees and costs. The Corporation has the ability and intent to hold its loans for the foreseeable future, except for student loans, which are sold to a third party upon reaching repayment status.

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

======================================================================================

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

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method based on contractual rates applied to the balances of individual trust accounts. The market value of trust assets under administration totaled $1.407 billion at December 31, 2005 and $1.364 billion at December 31, 2004.

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

======================================================================================

are also provided to certain employees who retired prior to July 1981. The estimated costs of providing benefits are accrued over the years the employees render services necessary to earn those benefits.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and core deposit intangibles carried on the Corporation's consolidated financial statements were $1.5 million and $1.4 million, respectively, at December 31, 2005.

In accordance with generally accepted accounting standards, the company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill occurs when the estimated fair value of the Corporation is less than its recorded value. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

The annual impairment test is a two-step process used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill. If the fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. The second step, if necessary, measures the amount of goodwill impairment loss to be recognized. The reporting unit must determine fair values for all assets and liabilities, excluding goodwill. The net of the assigned fair value of assets and liabilities is then compared to the book value of the reporting unit, and any excess book value becomes the implied fair value of goodwill. If the carrying amount of the goodwill exceeds the newly calculated implied fair value of that goodwill, an impairment loss is recognized in the amount required to write down the goodwill to the implied fair value.

The Corporation's core deposit intangible resulted from the purchase of deposits from the Resolution Trust Company in 1994 which is amortized to expense over the expected useful life of 15 years, and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.

Based on these impairment reviews, the Corporation determined that goodwill and core deposit intangible assets were not impaired at December 31, 2005.

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

======================================================================================

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Corporation enters into sales of securities under agreements to repurchase. The agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The amount of the securities underlying the agreements continues to be carried in the Corporation's securities portfolio. The Corporation has agreed to repurchase securities identical to those sold. The securities underlying the agreements are under the Corporation's control.

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

Comprehensive income for the years ended December 31, 2005, 2004, and 2003 was $4,287,168, $7,933,911, and $5,110,245, respectively. The following summarizes the components of other comprehensive (loss) income:
Unrealized net holding losses during the year ended December 31, 2005, net of tax (pre-tax amount of $3,765,290)	$ (2,298,710)
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2005, net of tax (pre-tax amount of $6,000)	(3,663)
Other comprehensive loss for the year ended December 31, 2005	$ (2,302,373)

Unrealized net holding losses during the year ended December 31, 2004, net of tax (pre-tax amount of $706,034)	$ (431,034)
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2004, net of tax (pre-tax amount of $602,308)	(367,709)
Other comprehensive loss for the year ended December 31, 2004	$ (798,743)

Unrealized net holding losses during the year ended December 31, 2003, net of tax (pre-tax amount of $1,902,132)	$ (1,119,906)
Reclassification adjustment for net gains realized in net income during the year ended December 31, 2003, net of tax (pre-tax amount of $1,184,766)	(723,300)
Other comprehensive loss for the year ended December 31, 2003	$ (1,843,206)

SEGMENT REPORTING

The Corporation's operations are solely in the financial services industry and primarily include the provision of traditional banking services. The Corporation operates primarily in the Southern New York counties of Chemung, Steuben, Schuyler, Tioga, Tompkins and Broome, and the northern tier of Pennsylvania. The Corporation has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

RECLASSIFICATION

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R revises SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a

========================================================================================

company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. For public entities that do not file as small business issuers, the provision of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim period after their next fiscal year that began after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Corporation adopts the standard on January 1, 2006, it will not have a material effect on the Corporation's financial statements.

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction or development and (or) through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Adoption of FIN 47 at December 31, 2005 had no material impact on the Corporation's financial statements.

(2) RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was $750,000 at December 31, 2005.

=====================================================================================

(3) SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2005 and 2004 are as follows:
	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 106,718,628	$104,698,484	$ 121,708,235	$ 121,390,519
Mortgage-backed securities	89,412,108	87,104,411	87,894,354	87,260,165
Obligations of states and political subdivisions	19,106,638	19,215,241	16,004,474	16,630,291
Corporate bonds and notes	12,650,753	13,026,000	8,910,018	9,468,750
Corporate stocks	6,085,020	14,291,314	6,679,845	14,580,793
Total	$ 233,973,147	$ 238,335,450	$ 241,196,926	$ 249,330,518

Included in corporate stocks at both December 31, 2005 and 2004, is the Corporation's required investment in the stock of the Federal Home Loan Bank of New York (FHLB) carried at its cost basis of $4,813,700 and $5,400,000, respectively. This investment allowed the Corporation to maintain a $141,456,800 line of credit with the FHLB at December 31, 2005, and $75,531,400 at December 31, 2004. This increase reflects a change in the formula used by the FHLB in calculating available lines for member institutions. Other required equities in the Corporation's portfolio include 10,853 shares of Federal Reserve Bank stock carried at $542,650 at December 31, 2005, and 10,888 shares carried at $544,400 at December 31, 2004.

Gross unrealized gains and losses on securities available for sale at December 31, 2005 and 2004, were as follows:

	2005			2004
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 10,384	$ 2,030,529	$ 342,634	$ 660,350
Mortgage-backed securities	76,513	2,384,210	244,849	879,038
Obligations of states and political subdivisions	225,128	116,524	635,704	9,887
Corporate bonds and notes	390,518	15,271	558,732	-
Corporate stocks	8,206,294	-	7,900,948	-
Total	$ 8,908,837	$ 4,546,534	$ 9,682,867	$ 1,549,275

Gross realized gains on sales of securities available for sale were $6,000, $749,710, and $1,184,766 for the years ended December 31, 2005, 2004 and 2003, respectively. Gross realized losses on sales of securities available for sale were $147,402 for the year ended December 31, 2004. There were no realized losses on sales of securities available for sale for the years ended December 31, 2005 and 2003.

======================================================================================

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2005, for debt securities available for sale are as follows:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 10,000,000	$ 9,878,691	$ 71,800,901	$ 70,275,804
Mortgage-backed securities	956,553	967,876	83,526,709	81,193,981
Obligations of states and political subdivisions	2,163,641	`2,166,281	10,567,488	10,697,007
Corporate bonds and notes	2,511,648	2,540,625	3,749,646	3,734,375
Total	$ 15,631,842	$15,553,473	$169,644,744	$165,901,167

	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 14,917,727	$14,533,604	$ 10,000,000	$ 10,010,385
Mortgage-backed securities	4,928,846	4,942,554	-	-
Obligations of states and political subdivisions	5,423,824	5,386,229	951,685	965,724
Corporate bonds and notes	2,500,000	2,512,500	3,889,459	4,238,500
Total	$ 27,770,397	$27,374,887	$ 14,841,144	$ 15,214,609

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Temporarily impaired investments in securities available for sale and held to maturity that had been in a continuous unrealized loss position at December 31, 2005 and December 31, 2004 were as follows:
2005	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 39,277,404	$ 642,052	$ 55,410,695	$1,388,477	$94,688,099	$2,030,529
Mortgage-backed securities	25,796,526	426,412	52,266,433	1,957,798	78,062,959	2,384,210
Obligations of states and political subdivisions	11,550,041	131,655	1,546,715	52,476	13,096,756	184,132
Corporate bonds and notes	1,234,375	15,271	-	-	1,234,375	15,271
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$ 77,858,346	$1,215,390	$109,223,843	$3,398,751	$187,082,189	$4,614,141
2004	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 76,047,885	$ 660,350	$ -	$ -	$76,047,885	$ 660,350
Mortgage-backed securities	50,041,991	436,802	22,135,134	442,236	72,177,125	879,038
Obligations of states and political subdivisions	4,170,838	4,198	263,580	6,670	4,434,418	10,868
Corporate bonds and notes	-	-	-	-	-	-
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$130,260,714	$1,101,350	$22,398,714	$ 448,906	$152,659,428	$1,550,256

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management

======================================================================================

considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. Approximately 92.3% of the securities above in an unrealized loss position at December 31, 2005 are obligations of U.S. Government-sponsored enterprises and mortgage-backed securities issued by U.S. Government-sponsored enterprises. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. At December 31, 2005, the Corporation holds eight U.S. Government-sponsored enterprises, fourteen mortgage-backed securities issued by U.S. Government-sponsored enterprises and seven municipal obligations with unrealized losses greater than 12 months. These temporary impairments are due to their direct relationship to the movement in market interest rates, rather than to credit quality issues. Overall, the impairments are deemed temporary based on the direct relationship of the declines in fair value to movements in the interest rates, as well as the relatively short duration of the investments and their credit quality.

Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statements.

Amortized cost and estimated fair value of securities held to maturity at December 31, 2005 and 2004 are as follows:
	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$ 8,586,217	$ 8,605,093	$ 12,138,570	$ 12,400,479
Total	$ 8,586,217	$ 8,605,093	$ 12,138,570	$ 12,400,479

Securities held to maturity had unrealized gains totaling $86,483 and $262,890 and unrealized losses totaling $67,607 and $981 at December 31, 2005 and 2004, respectively. There were no sales of securities held to maturity in 2005, 2004 or 2003.

The contractual maturity of securities held to maturity at amortized cost is as follows at December 31, 2005:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 4,556,778	$4,541,990	$ 1,540,375	$1,528,082
Total	$ 4,556,778	$4,541,990	$ 1,540,375	$1,528,082

	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 2,239,064	$2,237,496	$ 250,000	$ 297,525
Total	$ 2,239,064	$2,237,496	$ 250,000	$ 297,525

======================================================================================

Interest and dividend income on securities for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Taxable:
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 4,711,055	$ 5,470,815	$ 3,885,128
Mortgage-backed securities	3,556,211	4,667,861	5,149,582
Corporate bonds and notes	747,208	749,102	770,233
Corporate stocks	424,055	282,262	406,766

Exempt from Federal taxation:
Obligations of states and political subdivisions	1,004,524	1,013,124	1,018,266
Total	$10,443,053	$12,183,164	$11,229,975

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $152,552,058 at December 31, 2005, and $164,828,881 at December 31, 2004. This includes mortgage-backed securities totaling $20,553,451 and $27,319,333 (fair value of $19,928,405 and $27,133,970), and obligations of U.S. Government sponsored enterprises totaling $51,775,059 and $75,433,345 (fair value of $50,874,998 and $75,446,621), and obligations of states/political subdivisions totaling $0 and $74,498 (fair value of $0 and $75,693), pledged to secure securities sold under agreements to repurchase at December 31, 2005 and 2004, respectively.

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2005 or 2004.

The Corporation has equity investments in Southern Tier Business Development, LLC and Cephas Capital Partners, L.P. These small business investment companies were established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2005 and 2004, these investments totaled $2,514,218 and $2,513,487, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:
December 31,	2005	2004
Residential mortgages	$ 97,091,215	$ 87,883,357
Commercial mortgages	41,571,000	44,653,989
Commercial, financial and agricultural	140,781,378	118,933,635
Consumer loans	139,241,620	130,037,018

	$418,685,213	$381,507,999

There were no residential mortgages held for sale as of December 31, 2005 and 2004, respectively.

Included in consumer loans are student loans that have yet to enter repayment status totaling $4,916,586 at December 31, 2005 and $4,341,373 at December 31, 2004, respectively. Once these loans enter repayment status they are considered held for sale and are sold to a third party. These loans are adjustable rate and their unpaid principal balance approximates their fair value.

======================================================================================

Residential mortgages totaling $63,862,093 at December 31, 2005, and $66,865,629 at December 31, 2004, were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

The Corporation's market area encompasses the New York State counties of Chemung, Steuben, Schuyler, Tioga, Tompkins and Broome, as well as the northern tier of Pennsylvania. Substantially all of the Corporation's outstanding loans are with borrowers living or doing business within 25 miles of the Corporation's branches in these counties. The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans, generally follow the loan classifications in the table above. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The following table summarizes the Corporation's non-performing loans (including non-accruing loans held for sale) at December 31, 2005 and 2004:
	2005	2004
Non-accrual loans	$ 8,726,739	$10,506,908
Troubled debt restructurings	105,966	-
Loans 90 days or more past due and still accruing interest	308,122	258,233
Total non-performing loans	$ 9,140,827	$10,765,141
Other real estate owned	78,562	104,494
Total non-performing assets	$ 9,219,389	$10,869,635

The total amount of interest income that would have been recorded if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, in 2005, 2004 and 2003 was $768,045, $813,569 and $890,438, respectively. Interest income was recognized in 2005, 2004 and 2003 on those loans in the amount of $26,239, $125,278, and $629,872, respectively. The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:
	2005	2004	2003
Balances at January 1	$ 9,983,279	$ 9,848,259	$ 7,674,377
Provision charged to operations	1,300,000	1,500,000	4,700,000
Loans charged-off	(1,776,036)	(1,639,638)	(2,820,090)
Recoveries	270,400	274,658	293,972
Balances at December 31	$ 9,777,643	$ 9,983,279	$ 9,848,259

At December 31, 2005 and 2004, the recorded investment in loans that are considered to be impaired totaled $8,310,124 and $9,986,200, respectively. Included in the 2005 amount are impaired loans of $3,046,048 for which an impairment allowance has been recognized. The related impairment allowance was $848,387. The 2004 amount includes $2,008,669 of impaired loans with a related impairment allowance of $725,246. The average recorded investment in impaired loans during 2005, 2004 and 2003 was $9,024,337, $10,872,069 and $10,357,744, respectively. During 2005, interest income recognized on impaired loans during the period the loans were impaired totaled $12,230, of which $3,739 was recognized on a cash-basis. During 2004, interest income recognized on impaired loans during the period the loans were impaired totaled $92,665, of which $85,864 was recognized on a cash-basis. During 2003, interest income recognized on impaired loans during the period the loans were impaired totaled $483,777, of which $406,746 was recognized on a cash-basis.

======================================================================================

(5) PREMISES & EQUIPMENT

Premises and equipment at December 31, 2005 and 2004 are as follows:
	2005	2004
Land	$ 3,371,408	$ 3,031,408
Buildings	21,367,859	19,233,002
Equipment and furniture	24,017,297	22,800,950
Leasehold improvements	642,368	471,927
	$49,398,932	$45,537,287
Less accumulated depreciation and amortization	30,690,946	28,324,121
	$18,707,986	$17,213,166

(6) INTANGIBLE ASSETS

At December 31, 2005, the Corporation had a core deposit intangible asset ("CDI") with a carrying amount of $1,358,877 (original amount of $5,965,794, net of accumulated amortization of $4,606,917) related to the acquisition of deposits from the Resolution Trust Company in 1994. The CDI had a carrying amount of $1,756,596 at December 31, 2004. The amortization expense related to this CDI, totaled $397,719 for each of the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005, the remaining amortization period for this CDI was approximately 3.4 years. The estimated amortization expense is $397,719 for each of the years ended December 31, 2006 through 2008, with $165,720 in amortization expense in years subsequent to 2008.

(7) DEPOSITS

A summary of deposits at December 31, 2005 and 2004 is as follows:
	2005	2004
Non-interest-bearing demand deposits	$139,613,838	$128,805,546
Interest-bearing demand deposits	39,833,376	40,021,616
Insured money market accounts	48,959,118	50,475,059
Savings deposits	109,811,773	114,849,548
Time deposits	186,718,973	185,407,829
	$524,937,078	$519,559,598

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $44,707,399 and $44,004,433 at December 31, 2005 and 2004, respectively. Interest expense on such certificates was $1,412,071, $1,030,721 and $1,131,914 for 2005, 2004 and 2003, respectively.

Scheduled maturities of time deposits at December 31, 2005, are summarized as follows:
2006	$117,998,499
2007	43,044,120
2008	9,992,934
2009	7,433,495
2010	8,054,120
2011 and thereafter	195,805
$186,718,973

======================================================================================

(8) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:
	2005	2004	2003
Securities sold under agreements to repurchase:
Balance at December 31	$60,855,665	$88,504,520	$79,034,796
Maximum month-end balance	$72,697,469	$92,015,278	$87,932,482
Average balance during year	$69,068,495	$88,878,332	$81,892,657
Weighted-average rate at December 31	4.05%	3.75%	3.87%
Average rate paid during year	3.82%	3.75%	4.15%

The agreements have remaining contractual maturities of 3 days to 5.2 years at December 31, 2005, with a weighted-average contractual maturity of 1.9 years. Certain of the agreements have call features. At December 31, 2005, the weighted-average period to the earlier of the next call date or the contractual maturity date was approximately one month.

Information concerning outstanding securities repurchase agreements as of December 31, 2005 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted-Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$ 25,855,665	$ 70,540	2.57%	$ 33,694,783
After 90 days but with one year	-	-	-%	-
After one year but within five years	25,000,000	125,275	5.42%	19,747,964
After five years but within ten years	10,000,000	14,933	4.48%	15,415,337
Total	$ 60,855,665	$ 210,748	4.05%	$ 68,858,084

  The weighted-average remaining term to final maturity was approximately 1.9 years at December 31, 2005. At December 31, 2005, $35.0 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2005 on the callable securities repurchase agreements was 5.15%, with a weighted-average remaining period of approximately 2 months to the call date. At December 31, 2005, $25.9 million of the securities repurchase agreements did not contain call provisions. The weighted-average rate at December 31, 2005 on the non-callable securities repurchase agreements was 2.57%, with a weighted-average term to maturity of approximately 1 month.

  Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $693 thousand at December 31, 2005.

(9) FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2005 and 2004:

2005
Amount	Weighted-Average Rate	Maturity	Call Date
$20,800,000	4.30%	January 3, 2006	-
10,000,000	3.72%	September 13, 2007	-
10,000,000	4.41%	October 20, 2008	January 20, 2006
$ 40,800,000	4.19%

2004
Amount	Weighted-Average Rate	Maturity	Call Date
$ 5,000,000	5.41%	December 29, 2005	March 29, 2005
10,000,000	3.72%	September 13, 2007	-
10,000,000	4.41%	October 20, 2008	January 20, 2005
$ 25,000,000	4.33%

Residential mortgages totaling $63,862,093 and $66,865,629, at December 31, 2005 and 2004, respectively, were pledged under a blanket collateral agreement for the Corporation's advances with the FHLB.

======================================================================================

(10) INCOME TAXES

For the years ended December 31, 2005, 2004 and 2003, income tax expense attributable to income from operations consisted of the following:
	2005	2004	2003
Current:
State	$ 124,790	$ 318,002	278,474
Federal	2,029,304	3,079,869	3,341,142
	2,154,094	3,397,871	3,619,616
Deferred expense (benefit)	391,994	412,775	(1,082,795)
	$ 2,546,088	$ 3,810,646	2,536,821

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:
	2005	2004	2003
Tax computed at statutory rate	$ 3,106,114	$ 4,264,722	$ 3,226,692
Tax-exempt interest	(575,228)	(597,315)	(599,731)
Dividend exclusion	(42,810)	(35,701)	(38,002)
State taxes, net of Federal impact	150,456	251,739	39,013
Nondeductible interest expense	42,742	43,642	46,273
Other items, net	(135,186)	(116,441)	(137,424)
Actual income tax expense	$ 2,546,088	$ 3,810,646	$ 2,536,821

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below:
	2005	2004
Deferred tax assets:
Allowance for loan losses	$ 3,808,392	$ 3,888,487
Accrual for employee benefit plans	1,098,658	1,037,328
Depreciation	121,666	-
Deferred compensation and directors' fees	740,189	811,913
Other	657,004	548,071
Total gross deferred tax assets	6,425,909	6,285,799
Deferred tax liabilities:
Deferred loan fees and costs	364,749	118,205
Depreciation	-	124,168
Prepaid pension	1,062,144	679,859
Net unrealized gains on securities available for sale	1,699,117	3,168,035
Other	172,829	145,386
Total gross deferred tax liabilities	3,298,839	4,235,653
Net deferred tax asset	$ 3,127,070	$ 2,050,146

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

======================================================================================

(11) PENSION PLAN AND OTHER BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan covering substantially all employees. The plan's defined benefit formula generally bases payments to retired employees upon their length of service multiplied by a percentage of the average monthly pay over the last five years of employment.

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2005 and 2004:
	2005	2004
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$20,199,155	$19,074,806
Service cost	529,372	523,274
Interest cost	1,165,480	1,146,041
Actuarial loss	395,221	404,593
Benefits paid	(939,100)	(949,559)
Projected benefit obligation at end of year	$21,350,128	$20,199,155

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$20,148,642	$17,220,342
Actual return on plan assets	365,848	1,642,967
Employer contributions	1,323,439	2,280,056
Expenses paid	(50,160)	(45,164)
Benefits paid	(939,100)	(949,559)
Fair value of plan assets at end of year	$20,848,669	$20,148,642

Unfunded status	$ (501,459)	$ (50,513)
Unrecognized net transition obligation being recognized over 10 years	140,574	210,462
Unrecognized prior service cost	399,602	480,954
Unrecognized net actuarial loss	3,293,599	1,639,369
Prepaid pension cost	$ 3,332,316	$ 2,280,272

The accumulated benefit obligation at December 31, 2005 and 2004 was $18,133,725 and $17,176,769, respectively.

During 2005, the Corporation contributed $1,323,439 to the defined benefit pension plan. The contribution to the defined benefit pension plan for 2006 has been estimated at $450,000.

Net periodic pension expense in 2005, 2004 and 2003 was comprised of the following:
	2005	2004	2003
Service cost, benefits earned during the year	$529,372	$ 523,274	$ 511,270
Interest cost on projected benefit obligation	1,165,480	1,146,041	1,124,145
Expected return on plan assets	(1,574,697)	(1,339,712)	(1,170,826)
Net amortization and deferral	151,240	151,240	214,497
Net periodic pension expense	$ 271,395	$ 480,843	$ 679,086

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2005, 2004 and 2003 were as follows:
	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

======================================================================================

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 were as follows:
	2005	2004	2003
Discount rate	6.00%	6.25%	6.50%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

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

Based on our target asset allocation and the review of historical returns of the respective asset classes less investment management fees and expenses, our expected long-term rate of return for our 2005 Net Periodic Benefit Cost was 8.00%.

Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of under performance.

The Corporation's pension plan weighted-average asset allocation at December 31, 2005 and 2004, by asset category are as follows:
Asset Category	Target Asset Allocation	% of Plan Assets at December 31,
		2005	2004
Equity securities	40% - 75%	58%	67%
Debt securities	20% - 50%	27%	23%
Cash	0% - 20%	15%	10%
Total		100%	100%

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

As of December 31, 2005 and 2004, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

======================================================================================

The following table presents the expected benefit cash flows for each of the first five years after the statement date and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2006	$ 930,000
2007	$ 950,000
2008	$1,060,000
2009	$1,085,000
2010	$1,105,000
2011-2014	$6,710,000

The Pension Plan was amended effective January 1, 2006 to slightly improve early retirement factors at ages 55 through 59 and change the definition of actuarial equivalence. These changes will be measured as of January 1, 2006 based upon the demographic data collected as of January 1, 2006. It is expected that the increase in the Projected Benefit Obligation will be less than $100,000 for these plan changes.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service. The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation. Expense under the plan totaled $204,325, $205,560, and $206,830 for the years ended December 31, 2005, 2004 and 2003, respectively. The plan's assets at December 31, 2005 and 2004, include 189,056 and 217,156 shares, respectively, of Chemung Financial Corporation common stock, as well as common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2005 and 2004:

Changes in accumulated postretirement benefit obligation:	2005	2004
Accumulated postretirement benefit obligation at beginning of year	$ 3,254,160	$ 4,279,891
Service cost	63,000	47,000
Interest cost	227,000	190,000
Participant contributions	117,321	105,183
Recognition of Medicare Part D subsidy	-	(693,000)
Actuarial loss (gain)	740,332	(405,292)
Benefits paid	(366,238)	(269,622)
Accumulated postretirement benefit obligation at end of year	$ 4,035,575	$ 3,254,160
Accrued postretirement benefit cost:
Unfunded postretirement benefit obligation end of year	$ (4,035,575)	$ (3,254,160)
Unrecognized prior service cost	1,009,000	1,122,000
Unrecognized net actuarial loss (gain)	200,946	(539,386)
Accrued postretirement benefit cost at end of year, included in other liabilities	$ (2,825,629)	$ (2,671,546)

======================================================================================

The components of net periodic post-retirement benefit cost for the years ended December 31, 2005, 2004 and 2003 are as follows:
	2005	2004	2003
Service cost	$ 63,000	$ 47,000	$ 60,000
Interest cost	227,000	190,000	258,000
Net amortization and deferral	113,000	97,000	119,000
Net periodic postretirement benefit cost	$ 403,000	$ 334,000	$ 437,000

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2005, 2004 and 2003 were as follows:
	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 were as follows:
	2005	2004	2003
Discount rate	6.00%	6.25%	6.50%

The principal actuarial assumptions used in determining health care cost trends rates at December 31, 2005, 2004 and 2003 were as follows:
	2005	2004	2003
Health care cost trend rate assumed for next year	9.50%	7.75%	8.50%
Rate to which the cost trend rate is assumed to decline	4.50%	4.75%	4.75%
Year that the rate reaches the ultimate rate	2016	2009	2009

The health care cost trend rate assumption does not have a significant effect on the amounts reported, due to the annual caps on the amount the Corporation will pay. If the health care cost trend rate was increased one percent in each year, the accumulated postretirement benefit obligation as of December 31, 2005, would have increased by $8,000, and the aggregate of service and interest cost would have decreased by $1,000. If the health care cost trend rate was decreased one percent in each year, the accumulated postretirement benefit obligation as of December 31, 2005, would have decreased by $20,000, and the aggregate of service and interest cost would not be affected.

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

Based on the Retroactive Application of FSP FAS 106-2, the January 1, 2004, Accumulated Postretirement Benefit Obligation decreases by $693,000 for recognition of the value of the future federal subsidy payments. The effect of the subsidy on the measurement of the 2005 net periodic postretirement benefit cost is a reduction of $89,000.

The following table presents the expected benefit costs reduced by expected Medicare Part D Subsidy payments for each of the first five years after the statement date and the aggregate amount expected to be paid in years six through ten:

======================================================================================

Future Expected Benefit Payments
Calendar Year	Reflecting Medicare Rx Subsidy	Medicare Rx Subsidy	Not Reflecting Medicare Rx Subsidy
2006	$ 260,000	$ 40,000	$ 300,000
2007	$ 273,000	$ 45,000	$ 318,000
2008	$ 290,000	$ 51,000	$ 341,000
2009	$ 318,000	$ 55,000	$ 373,000
2010	$ 323,000	$ 59,000	$ 382,000
2011-2015	$1,637,000	$ 361,000	$1,998,000

Development of 2005 Medical Net Periodic Benefit Cost
	Reflects Medicare Part D Subsidy Credit	NOT Reflecting Medicare Part D Subsidy Credit
Service Cost	$ 63,000	$ 71,000
Interest Cost	227,000	279,000
Amortization of Unrecognized Prior Service Cost	113,000	113,000
Amortization of Unrecognized net (gain)loss	-	29,000
	$ 403,000	$ 492,000

Development of Total Accrued Postretirement Benefit Cost
	Reflects Medicare Part D Subsidy Credit	NOT Reflecting Medicare Part D Subsidy Credit
Accrued at December 31, 2004	$(2,671,546)	$(2,736,546)
Expense	403,000	492,000
Employer Contributions	248,917	248,917
Accrued at December 31, 2005	$(2,825,629)	$(2,979,629)

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded and as of December 31, 2005 and 2004, the projected benefit obligation was $807,011 and $745,970, respectively. The accumulated benefit obligation at December 31, 2005 and 2004 was $702,946 and $582,936, respectively. As of December 31, 2005 and 2004, the Corporation had an accrued benefit liability of $702,946 and $582,936, respectively, related to this plan. The Corporation recorded an expense of $91,486, $85,220 and $107,728 related to this plan during 2005, 2004 and 2003, respectively.

The following table presents the expected benefit cash flows for each of the first five years after the statement date and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:

Calendar Year	Future Expected Benefit Payments
2006	$ 21,000
2007	$ 21,000
2008	$ 67,000
2009	$ 83,000
2010	$ 83,000
2011-2015	$415,000

(12) STOCK COMPENSATION

On December 21, 2005, the Corporation's Board of Directors approved an adjustment to the compensation of board members so that members of the Board of Directors receive common shares of the Corporation equal in value to the amount of fees individually earned during the previous year for service as a member of the Board of Directors. The common shares are to be distributed to the Corporation's individual board members from treasury shares of the Corporation on or about January 15 following the calendar year of service.

======================================================================================

Additionally, the President and CEO of the Corporation, who does not receive cash compensation as a member of the Board of Directors, shall be awarded common shares equal in value to the average of those awarded to board members not employed by the Corporation who have served twelve (12) months during the prior year.

An expense of $241 thousand related to this compensation was recognized during the fourth quarter of 2005. During January 2006, 7,963 shares were re-issued from treasury to fund the stock component of directors' compensation.

(13) RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with, the Corporation in the ordinary course of business. All loans and commitments included as part of such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans and commitments, which did not involve more than normal risk of collectibility or present other unfavorable features, are summarized as follows for the years ended December 31, 2005 and 2004:
	2005	2004
Balance at beginning of year	$ 14,611,648	$ 14,766,652
New loans or additional advances	21,553,685	15,609,714
Repayments	(17,227,289)	(15,764,718)
Balance at end of year	$ 18,938,044	$ 14,611,648

(14) EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:
	2005	2004	2003
Data processing and software	$3,330,209	$3,232,359	3,013,461
Marketing and advertising	950,105	898,702	682,323
Professional services	675,554	835,419	504,694
Loan administration and OREO expense	502,597	391,203	699,721

(15) COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. Commitments to outside parties under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans totaled $10,546,111, $109,656,075 and $14,702,187, respectively, at December 31, 2005. Commitments to outside parties under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans totaled $10,599,689, $109,536,820 and $5,899,002, respectively, at December 31, 2004. Because many commitments and almost all standby letters of credit expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. Loan commitments and unused lines of credit have off-balance sheet credit risk because only origination fees are recognized on the consolidated balance sheet until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Corporation does not anticipate losses as a result of these transactions. These commitments also have off-balance sheet interest rate risk

======================================================================================

in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled.

At December 31, 2005, the Corporation has plans to renovate two floors of its main office building, such renovations to include asbestos abatement. The Corporation has determined that under FASB Interpretation No. 47 (FIN No. 47"), the liability associated with the asbestos abatement is not material to the consolidated financial statements.

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $10.500 million at December 31, 2005 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. Standby letters of credit amounts to collateral ratios will generally range from 75% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2005 was not significant.

At December 31, 2005, the Corporation had outstanding commitments totaling $111,375 to fund equity investments in Southern Tier Business Development, LLC.

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

(16) SHAREHOLDERS' EQUITY

Under Federal Reserve regulations, the Bank is limited in the amount it may loan to the Corporation. At December 31, 2005, the maximum amount available for transfer from the Bank to the Corporation in the form of secured loans was $1,838,846. The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2005, approximately $7.4 million was available for the declaration of dividends from the Bank to the Corporation.

======================================================================================

(17) PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):
BALANCE SHEETS - DECEMBER 31	2005	2004
Assets:
Cash on deposit with subsidiary bank	$ 590,697	$ 923,772
Investment in subsidiary-Chemung Canal Trust Company	77,593,408	78,359,300
Investment in subsidiary-CFS Group, Inc.	234,741	217,381
Dividends receivable from subsidiary bank	863,773	877,650
Securities available for sale, at estimated fair value	204,848	188,422
Other assets	2,637,300	2,675,749
Total assets	$ 82,124,767	$ 83,242,274
Liabilities and shareholders' equity:
Dividends payable	863,773	877,650
Other liabilities	82,997	168,152
Total liabilities	946,770	1,045,802
Shareholders' equity:
Total shareholders' equity	81,177,997	82,196,472
Total liabilities and shareholders' equity	$ 82,124,767	$ 83,242,274

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2005	2004	2003
Dividends from subsidiary bank	$ 4,971,081	$ 5,932,997	$ 3,450,216
Interest and dividend income	13,042	3,660	6,848
Other income	236,432	256,605	196,389
Operating expenses	(136,654)	(93,779)	(114,973)
Income before impact of subsidiaries' earnings and distributions and income taxes	5,083,901	6,099,483	3,538,480
Equity in undistributed earnings of Chemung Canal Trust Company	1,455,348	2,575,995	3,364,713
Equity in undistributed earnings (losses) of CFS Group, Inc.	17,360	32,718	(8,898)
Income before income tax benefit	6,556,609	8,708,196	6,894,295
Income tax benefit	32,932	24,458	59,156
Net Income	$ 6,589,541	$ 8,732,654	$ 6,953,451

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2005	2004	2003
Cash flows from operating activities:
Net Income	$ 6,589,541	$ 8,732,654	$ 6,953,451
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(1,455,348)	(2,575,995)	(3,364,713)
Equity in undistributed (earnings) losses of CFS Group, Inc.	(17,360)	(32,718)	8,898
Decrease (increase) in dividend receivable	13,877	(18,235)	9,416
Decrease in other assets	32,051	33,918	494,038
(Decrease) increase in other liabilities	(85,155)	32,603	73,524
Distribution of restricted stock units for directors' deferred compensation plan	362,362	-	18,139
Net cash provided by operating activities	5,439,968	6,172,227	4,192,753
Cash flow from investing activities:
Net cash provided by investing activities	-	-	-
Cash flow from financing activities:
Cash dividends paid	(3,484,958)	(3,414,763)	(3,459,631)
Purchase of treasury stock	(2,288,085)	(2,448,556)	(1,286,980)
Sale of treasury stock	-	-	30,712
Net cash used in financing activities	(5,773,043)	(5,863,319)	(4,715,899)
(Decrease) Increase in cash and cash equivalents	(333,075)	308,908	(523,146)
Cash and cash equivalents at beginning of year	923,772	614,864	1,138,010
Cash and cash equivalents at end of year	$ 590,697	$ 923,772	614,864

======================================================================================

(18) FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis. The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2005 and 2004.

Accrued Interest Receivable and Payable

For these short term instruments, the carrying value approximates fair value.

======================================================================================

The estimated fair value of the Corporation's financial instruments as of December 31, 2005 and 2004 are as follows (dollars in thousands):
	2005		2004
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from banks	$25,065	25,065	$21,534	21,534
Federal funds sold	-	-	30,000	30,000
Interest-bearing deposits	493	493	1,269	1,269
Securities	246,922	246,941	261,469	261,731
Net loans	408,908	404,758	371,525	375,530
Accrued interest receivable	3,297	3,297	3,151	3,151
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	338,218	338,218	334,152	334,152
Time deposits	186,719	186,265	185,408	186,976
Securities sold under agreements to repurchase	60,856	61,323	88,505	91,649
Federal Home Loan Bank advances	40,800	41,155	25,000	25,948
Accrued interest payable	1,060	1,060	1,094	1,094
Dividends payable	864	864	878	878

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(19) REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations). Management believes that, as of December 31, 2005 and 2004, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

======================================================================================

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:
	Actual Capital		Required Ratios
	Amount	Ratio	Minimum Capital Adequacy	Classification as Well Capitalized
As of December 31, 2005
Total Capital(to Risk Weighted Assets):
Consolidated	$85,271,595	18.06%	8.00%	10.00%
Bank	$81,665,219	17.40%	8.00%	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$75,628,399	16.02%	4.00%	6.00%
Bank	$72,096,242	15.36%	4.00%	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$75,628,399	10.71%	3.00%	5.00%
Bank	$72,096,242	10.25%	3.00%	5.00%
As of December 31, 2004
Total Capital(to Risk Weighted Assets):
Consolidated	$83,087,087	18.77%	8.00%	10.00%
Bank	$79,225,337	18.02%	8.00%	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$73,944,642	16.71%	4.00%	6.00%
Bank	$70,149,874	15.96%	4.00%	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$73,944,642	10.07%	3.00%	5.00%
Bank	$70,149,874	9.59%	3.00%	5.00%

===================================================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 15, 2006	By /s/ Jan P. Updegraff
Jan P. Updegraff President and Chief Executive Officer
DATED: MARCH 15, 2006	By /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert E. Agan Robert E. Agan	Director	March 15, 2006
David J. Dalrymple	Director
/s/ Robert H. Dalrymple Robert H. Dalrymple	Director	March 15, 2006
/s Clover M. Drinkwater Clover M. Drinkwater	Director	March 15, 2006
/S/ William D. Eggers William D. Eggers	Director	March 15, 2006
/s/ Stephen M. Lounsberry, III Stephen M. Lounsberry, III	Director	March 15, 2006
/s/ Thomas K. Meier Thomas K. Meier	Director	March 15, 2006
/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 15, 2006
/s/ John F. Potter John F. Potter	Director	March 15, 2006
/s/ Charles M. Streeter, Jr. Charles M. Streeter, Jr.	Director	March 15, 2006
Richard W. Swan	Director
/s/ Nelson Mooers van Den Blink Nelson Mooers van den Blink	Director	March 15, 2006
/s/ Jan P. Updegraff Jan P. Updegraff	Director, President & Chief Executive Officer	March 15, 2006

======================================================================================

EXHIBIT INDEX
3.1	Certificate of Incorporation of Chemung Financial Corporation. Filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-14, Registration No. 2-95743, and incorporated herein by reference.
3.2

Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988. Filed as Exhibit A of the Registrant's Form 10-K for the year ended December 31, 1988.

3.3	Bylaws (Filed as Exhibit A to Registrant's Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
3.4	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998. Filed herewith.
4	Instruments Defining the Rights of Security Holders
4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10.1

Employment Agreement, dated as of November, 2000 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. Filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.2

Extension of Employee Agreements, dated December 9, 2003 between Chemung Canal Trust Company and Executive Management with Chemung Canal Trust Company. Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.3	Amended and Restated Deferred Directors' Fee Plan. Filed herewith.
10.4

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer. Filed as Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.5

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President. Filed as Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.6	Description of Arrangement for Directors' Fees. Filed herewith.
10.7

Employment Agreement, dated as of November 8, 2000, between Chemung Canal Trust Company and John R. Battersby, Jr. Executive Vice President. Filed as Exhibit 10.7 to Registrant's Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

10.8

Employment Agreement, dated as of November 8, 2000 between Chemung Canal Trust Company and Thomas C. Karski, Executive Vice President. Filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

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