Form 10-Q
period 2006-03-31
CHEMUNG FINANCIAL CORP
filed 2006-05-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2006
Or
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

YES: X NO:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2):
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 28, 2006 was 3,590,781.

End of Page

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

End of Page

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS
Cash and due from banks	$ 28,027,585	$ 25,064,730
Federal funds sold	4,400,000	-
Interest-bearing deposits with other financial institutions	326,333	493,308
Total cash and cash equivalents	32,753,918	25,558,038

Securities available for sale, at estimated fair value	220,001,429	238,335,450
Securities held to maturity, estimated fair value of $8,362,099 at March 31, 2006 and $8,605,093 at December 31, 2005	8,384,273	8,586,217
Loans, net of deferred origination fees and costs, and unearned income	435,186,316	418,685,213
Allowance for loan losses	(9,832,885)	(9,777,643)
Loans, net	425,353,431	408,907,570

Premises and equipment, net	18,754,847	18,707,986
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,259,447	1,358,877
Other assets	16,759,575	15,068,328

Total assets	$724,783,586	$718,039,132

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$136,001,875	$139,613,838
Interest-bearing	438,672,683	385,323,240
Total deposits	574,674,558	524,937,078
Securities sold under agreements to repurchase	38,021,963	60,855,665
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	2,800,000	20,800,000
Accrued interest payable	1,090,475	1,059,893
Dividends payable	861,812	863,773
Other liabilities	6,350,418	8,344,726

Total liabilities	643,799,226	636,861,135

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2006 and December 31, 2005	43,001	43,001
Additional-paid-in capital	22,608,512	22,787,587
Retained earnings	73,903,617	73,168,903
Treasury stock, at cost (709,253 shares at March 31, 2006; 701,080 shares at December 31, 2005)	(17,772,257)	(17,484,680)
Accumulated other comprehensive income	2,201,487	2,663,186

Total shareholders' equity	80,984,360	81,177,997

Total liabilities and shareholders' equity	$724,783,586	$718,039,132

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Three Months Ended
	March 31,
INTEREST AND DIVIDEND INCOME	2006	2005

Loans	$ 6,913,486	$ 5,835,527
Securities	2,510,981	2,591,141
Federal funds sold	5,860	156,864
Interest-bearing deposits	4,206	7,464

Total interest and dividend income	9,434,533	8,590,996

INTEREST EXPENSE

Deposits	2,420,115	1,649,153
Borrowed funds	380,637	269,601
Securities sold under agreements to repurchase	557,359	671,235

Total interest expense	3,358,111	2,589,989

Net interest income	6,076,422	6,001,007
Provision for loan losses	125,000	325,000

Net interest income after provision for loan losses	5,951,422	5,676,007

Other operating income:
Trust & investment services income	1,174,832	1,137,229
Service charges on deposit accounts	1,033,757	863,579
Credit card merchant earnings	348,595	340,368
Other	685,497	607,059
Total other operating income	3,242,681	2,948,235

Other operating expenses:
Salaries and wages	2,595,119	2,444,873
Pension and other employee benefits	740,247	739,572
Net occupancy expenses	736,414	640,544
Furniture and equipment expenses	506,651	486,867
Data processing expense	898,740	752,158
Amortization of intangible assets	99,430	99,430
Other	1,380,690	1,270,011
Total other operating expenses	6,957,291	6,433,455

Income before income tax expense	2,236,812	2,190,787
Income tax expense	640,286	610,931

Net income	$ 1,596,526	$ 1,579,856

Weighted average shares outstanding	3,665,634	3,718,341

Basic Earnings per share	$0.44	$0.42

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	$ 43,001	$22,657,816	$70,050,443	$(15,520,347)	$4,965,559	$82,196,472
Comprehensive Income:
Net income	-	-	1,579,856	-	-	1,579,856
Other comprehensive loss	-	-	-	-	(2,168,304)	(2,168,304)
Total comprehensive loss						(588,448)
Restricted stock units for directors' deferred compensation plan	-	40,334	-	-	-	40,334
Cash dividends declared ($.24 per share)	-	-	(873,612)	-	-	(873,612)
Distribution of 8,494 shares restricted stock units for directors' deferred compensation plan	-	(166,887)	-	206,402	-	39,515
Purchase of 25,318 shares of treasury stock	-	-	-	(816,496)	-	(816,496)

Balances at March 31, 2005	$ 43,001	$22,531,263	$70,756,687	$(16,130,441))	$ 2,797,255	$79,997,765

Balances at December 31, 2005	$ 43,001	$22,787,587	$73,168,903	$(17,484,680)	$2,663,186	$81,177,997
Comprehensive Income:
Net income	-	-	1,596,526	-	-	1,596,526
Other comprehensive loss	-	-	-	-	(461,699)	(461,699)
Total comprehensive income						1,134,827
Restricted stock units for directors' deferred compensation plan	-	19,522	-	-	-	19,522
Cash dividends declared ($.24 per share)	-	-	(861,812)	-	-	(861,812)
Distribution of 7,963 shares of treasury stock for directors' compensation	-	(198,597)	-	198,597	-	-
Purchase of 16,136 shares of treasury stock	-	-	-	(486,174)	-	(486,174)

Balances at March 31, 2006	$ 43,001	$22,608,512	$73,903,617	$(17,772,257))	$ 2,201,487	$80,984,360

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005
Net income	$ 1,596,526	$ 1,579,856
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	99,430	99,430
Provision for loan losses	125,000	325,000
Depreciation and amortization	643,726	586,013
Amortization of premiums on securities, net	30,507	54,519
Accretion of deferred gain on sale of credit cards	(25,856)	(25,856)
Gain on sales of loans held for sale, net	-	(3,347)
Proceeds from the sales of loans held for sale	-	207,746
Loans originated and held for sale	-	(204,400)
Increase in other assets	(1,825)	(96,730)
Increase (decrease) in accrued interest payable	30,582	(166,544)
Expense related to restricted stock units for directors' deferred compensation plan	19,522	40,334
(Decrease) increase in other liabilities	(1,994,309)	109,731
Proceeds from sales of student loans	760,745	579,917
Net cash provided by operating activities	1,284,048	3,085,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of and principal collected on securities available for sale	22,022,597	35,317,284
Proceeds from maturities of and principal collected on securities held to maturity	489,227	2,307,338
Purchases of securities available for sale	(4,475,350)	(32,291,885)
Purchases of securities held to maturity	(287,282)	(2,639,892)
Purchases of premises and equipment	(690,587)	(344,231)
Net increase in loans	(18,700,604)	(10,509,034)
Net cash used in investing activities	(1,641,999)	(8,160,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	7,150,338	4,555,611
Net increase in time deposits and individual retirement accounts	42,587,142	1,865,471
Net decrease in securities sold under agreements to repurchase	(22,833,702)	(16,453,613)
Proceeds from Federal Home Loan Bank overnight advances	2,800,000	-
Repayments of Federal Home Loan Bank overnight advances	(20,800,000)	-
Purchase of treasury stock	(486,174)	(816,496)
Cash dividends paid	(863,773)	(877,650)
Net cash provided by (used) in financing activities	7,553,831	(11,726,677)

Net increase (decrease) in cash and cash equivalents	7,195,880	(16,801,428)
Cash and cash equivalents, beginning of period	25,558,038	52,803,012
Cash and cash equivalents, end of period	$32,753,918	$36,001,584

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 3,327,529	$ 2,756,533

Income Taxes	$ 1,797,162	$ 88,346

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 1,394,854	$ 22,500

Adjustment of securities available for sale to fair value, net of tax	$ (461,699)	$(2,168,304)

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

The data in the consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements in the Corporation's 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2005 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2006 and December 31, 2005, and results of operations for the three-month periods ended March 31, 2006 and 2005, and changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2006 and 2005. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,665,634 and 3,718,341 weighted average shares outstanding for the three-month periods ended March 31, 2006 and 2005, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three-month periods ended March 31, 2006 or 2005.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R revises SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the fair value of the award on the grant-date and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123R. For public reporting companies that do not file as small business issuers, the provision of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim period after their next fiscal year that began after June 15, 2005. Additionally, public reporting companies would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. Adoption of the standard on January 1, 2006 had no effect on the Corporation's financial statements, as the Corporation has no stock option plans.

In March 2005, FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement or both are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement or both. Thus, the timing or method of settlement or both may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction or development or through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Adoption of FIN 47 at December 31, 2005 had no material effect on the Corporation's financial statements.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At March 31, 2006	At December 31, 2005

Original core deposit intangible amount	$ 5,965,793	$ 5,965,793
Less: Accumulated amortization	4,706,346	4,606,916

Carrying amount	$ 1,259,447	$ 1,358,877

Amortization expense for the three months ended March 31, 2006 and 2005 related to the CDI was $99,430. As of March 31, 2006, the remaining amortization period for the Corporation's CDI was approximately 3.2 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2006 through 2008, with $165,720 in aggregate amortization expense in 2009.

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

Comprehensive income (loss) for the three-month periods ended March 31, 2006 and 2005 was $1,134,827 and $(588,448), respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Loss	Three Months Ended March 31,
	2006	2005
Unrealized net holding (losses) on securities available for sale, net of tax (pre-tax amounts of ($756,265) and ($3,551,684) for the respective periods indicated)	$ (461,699)	$(2,168,304)

Total other comprehensive loss	$ (461,699)	$(2,168,304)

6. Commitments and Contingencies

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in the financial statements. The Corporation is also a party to certain financial instruments with off-balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit and commitments to fund new loans. The Corporation's policy is to record such instruments when funded. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

For the three months ended March 31, 2006, the Corporation engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Corporation's consolidated financial statements.

7. Components of Quarterly Net Periodic Benefit Cost

Three Months Ended March 31,	2006	2005
Qualified Pension
Service cost, benefits earned during the period	$ 148,500	$ 144,250
Interest cost on projected benefit obligation	301,000	295,250
Expected return on plan assets	(407,250)	(389,750)
Amortization of net transition obligation	17,500	17,500
Amortization of prior service cost	22,500	20,250
Amortization of net (gain) loss	26,000	-

Net periodic pension expense	$ 108,250	87,500

Three Months Ended March 31,	2006	2005
Supplemental Pension
Service cost, benefits earned during the period	$ -	$ 502
Interest cost on projected benefit obligation	11,450	12,059
Expected return on plan assets	-	-
Amortization of prior service cost	362	362
Amortization of net (gain) loss	14,755	12,077
Net periodic supplemental pension expense	$ 26,567	$ 25,000

Three Months Ended March 31,	2006	2005
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 17,000	$ 13,500
Interest cost on projected benefit obligation	57,250	48,500
Expected return on plan assets	-	-
Amortization of prior service cost	28,250	24,250
Net periodic postretirement, medical and life expense	$ 102,500	$ 86,250

Postretirement Benefit Plans Other Than Pensions

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was enacted. The Act introduced a prescription drug benefit effective in 2006 under Medicare ("Medicare Part D") as well as a federal subsidy commencing in 2006 to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Corporation has determined that its prescription drug benefit is actuarially equivalent to Medicare Part D and will remain actuarially equivalent for approximately twenty-two years from January 1, 2006. Actuarial equivalency was determined based upon federal guidance.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three-month period ended March 31, 2006, with comparisons to the comparable period in 2005, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of

the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, competition, changes in the regulatory environment, and changes in general business and economic trends.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Critical accounting policies include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

Financial Condition

Consolidated assets at March 31, 2006 totaled $724.8 million, an increase of $6.7 million or 0.9% since December 31, 2005. As discussed in greater detail below, this increase is primarily the result of a $16.5 million increase in loans, net of deferred fees and costs and unearned income, as well as a $7.2 million increase in cash and cash equivalents, somewhat offset primarily by an $18.5 million decrease in investment securities.

As noted above, total loans, net of deferred fees and costs and unearned income, increased $16.5 million or 3.9% from December 31, 2005 to March 31, 2006, with increases reflected in all segments of the portfolio. Total commercial loans (including commercial mortgages) increased $7.5 million, reflective of a steady volume of commercial loan activity during the quarter, driven in part by the Corporation's expansion into Tompkins County during the fourth quarter of 2005. Additionally, total consumer loans and residential mortgages increased $4.6 million and $4.4 million, respectively. The increase in total consumer loans was reflected in higher installment loan balances (an increase of $2.6 million), student loans (an increase of $1.9 million) and term home equity balances (an increase of $1.8 million). These increases were somewhat offset by decreases in revolving home equity and consumer credit card balances of $1.3 million and $352 thousand, respectively. The growth in residential mortgage balances was also affected in part by the Corporation's expansion into Tompkins County, New York.

The composition of the loan portfolio is summarized as follows:
	March 31, 2006	December 31, 2005
Residential mortgages	$101,490,282	$ 97,091,215
Commercial mortgages	47,762,880	41,571,000
Commercial, financial and agricultural	142,083,394	140,781,378
Consumer loans	143,849,760	139,241,620
	$435,186,316	$418,685,213

The available for sale segment of the securities portfolio totaled $220.0 million at March 31, 2006, compared to $238.3 million at the end of 2005, a decrease of approximately $18.3 million or 7.7%. Unrealized appreciation related to the available for sale portfolio has decreased $756 thousand since December 31, 2005, reflecting the impact of an increase in mid to long-term rates on bond portfolio values. At amortized cost, the available for sale portfolio was down $17.6 million since December 31, 2005. Federal agency bonds were down $10.0 million, as during the quarter a bond was called. Other major factors in this decrease included a $4.3 million decrease in mortgage-backed securities and a $1.9 million decrease in the stock portfolio. The decrease in mortgage-backed securities reflects paydowns received during the quarter, while the decline in the stock portfolio was due to net redemptions of shares by the Federal Home Loan Bank of New York ("FHLB"). The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $8.4 million at amortized cost as of March 31, 2006, down slightly from the December 31, 2005 balance of $8.6 million.

The $7.2 million increase in cash and cash equivalents since December 31, 2005 was primarily the result of a $4.4 million increase in period-end federal funds sold as well as a $3.4 million increase in federal transit items.

Deposits at March 31, 2006 totaled $574.7 million, an increase of $49.7 million or 9.5% as compared to December 31, 2005. While period-end non-interest bearing demand deposits were down $3.6 million due primarily to lower period-end non-personal balances, this was offset by a $53.3 million increase in interest bearing balances. Approximately $44.9 million of this increase was in public fund deposits, principally reflected in higher time and insured money market balances. The balance of the increase in interest-bearing balances was due primarily to higher personal time balances and higher non-personal insured money market balances. A $22.8 million decrease in securities sold under agreements to repurchase reflects the fact that during the quarter two advances from the FHLB totaling $19.0 million matured, and two advances totaling $5.0 million were called. Additionally, with deposits increasing $49.7 million during the quarter, borrowings under the Corporation's line of credit with the FHLB were reduced by $18.0 million.

Asset Quality

Non-performing loans at March 31, 2006 totaled $7.820 million as compared to $9.141 million at December 31, 2005, a decrease of $1.321 million. Non-accrual loans were down $1.383 million, which was principally the result of the Corporation's foreclosure on two commercial properties, resulting in the reclassification of these loans to other real estate owned. A $225 thousand increase in troubled debt restructurings since December 31, 2005 reflects the addition of one commercial relationship to this category during the quarter. Accruing loans past due 90 days or more were down $163 thousand, this decrease related primarily to decreases in home equity and residential mortgage loans in this category.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	March 31, 2006	December 31, 2005
Non-accrual loans	$ 7,343	$ 8,727
Troubled debt restructurings	331	106
Accruing loans past due 90 days or more	145	308
Total non-performing loans	$ 7,820	$ 9,141
Other real estate owned	1,447	79
Total non-performing assets	$ 9,267	$ 9,220

In addition to non-performing loans, as of March 31, 2006, the Corporation, through its loan review function, has identified 18 commercial loan relationships totaling $8.830 million in potential problem loans, as compared to $9.315 million (15 commercial loan relationships) at December 31, 2005. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. With the level of non-performing relationships continuing to decline, the Corporation reduced its provision for loan losses during the first quarter of 2006 to $125 thousand as compared to $325 thousand during the first quarter of 2005. At March 31, 2006, the Corporation's allowance for loan losses totaled $9.833 million, resulting in a coverage ratio of allowance to non-performing loans of 125.7%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Due primarily to slightly higher net consumer loan charge-offs, net loan charge-offs for the first three months of 2006 totaled $70 thousand as compared to $60 thousand during the first quarter of 2005. The allowance for loan losses to total loans at March 31, 2006 was 2.26% as compared to 2.34% as of December 31, 2005.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$ 9,778	$ 9,983
Charge-offs:
Commercial, financial and agricultural	-	-
Commercial mortgages	-	-
Residential mortgages	-	(2)
Consumer loans	(125)	(109)
Total	(125)	(111)
Recoveries:
Commercial, financial and agricultural	1	4
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	54	47
Total	55	51
Net charge-offs	(70)	(60)
Provision charged to operations	125	325
Balance at end of period	$ 9,833	$10,248

Results of Operations

Net income for the first quarter of 2006 totaled $1.597 million, an increase of $17 thousand or 1.1% as compared to first quarter 2005 net income of $1.580 million. Earnings per share increased 4.8% from $0.42 per share to $0.44 per share on 52,707 fewer average shares outstanding. This improvement in first quarter net income resulted principally from increases in net interest income and non-interest income, as well as a reduction in the provision for loan losses. These positive results were offset to some extent by an increase in operating expenses.

Net interest income before the provision for loan losses increased $75 thousand or 1.2%, with the net interest margin increasing 4 basis points to 3.71%. This change was driven primarily by the higher volume of loans versus securities as a percentage of average earning assets, together with a somewhat lower volume of average interest bearing liabilities. The change in interest rates slightly offset the benefits of increased volume in average earning assets as interest bearing liabilities repriced more rapidly. As compared to the first quarter of 2005, average earning assets were up $1.0 million or 0.2%, with total interest and dividend income increasing $843 thousand or 9.8% from $8.591 million in the first quarter of 2005 to $9.434 million in the first quarter of 2006, as the average yield rose 51 basis points to 5.76%. The increase in average earning assets was due to a $37.3 million increase in average loans, offset by a $27.0 million decrease in average fed funds sold and interest bearing deposits, and a $9.2 million decrease in the average securities portfolio. The $37.3 million increase in average loans reflects growth in all segments of the portfolio, with average commercial loans increasing $15.4 million, and average consumer loans and mortgages increasing $11.5 million and $10.4 million, respectively.

Total average funding liabilities increased $777 thousand or 0.1% when compared to the first quarter of 2005, the result of a $15.5 million increase in average deposits, and a $15.8 million increase in average overnight borrowings under the Corporation's line of credit with the FHLB, these increases offset by decreases in average securities sold under agreements to repurchase funded by the FHLB and term advances from the FHLB totaling $25.6 million and $5.0 million, respectively. The increase in average deposits was primarily related to higher average time deposit balances of $20.9 million, principally due to higher public fund and personal time deposit balances. The increase in these balances reflects the fact that during the first quarter of 2006, the Corporation was more aggressive in the pricing of these deposit products, which were a significant funding source for the Corporation's average loan growth. Additionally impacting this increase was a $6.0 million increase in average demand deposit balances, as both personal and non-personal averages increased. These increases were offset primarily by a $7.2 million decrease in average savings account balances, mostly due to lower personal account averages. The decrease in average securities sold under agreements to repurchase and FHLB term advances reflects the maturity or call of advances that had been utilized to leverage securities purchases. A flat yield curve has precluded the Corporation from instituting new leveraging due to the inadequate spreads available in the marketplace. In total, while average interest bearing liabilities decreased $5.2 million or 1.0% compared to first quarter 2005 averages, interest expense increased $768 thousand or 29.7% with the average cost of interest-bearing liabilities increasing 66 basis points to 2.76%.

As discussed more fully under the Asset Quality section of this report, with the level of non-performing loans continuing to show improvement, the provision for loan losses during the first quarter of

2006 totaled $125 thousand as compared to $325 thousand during the first quarter of 2005, a decrease of $200 thousand.

Non-interest income during the first quarter of 2006 compared to the first quarter of 2005 increased $295 thousand or 10.0%. This increase was impacted to a great extent by a $170 thousand increase in service charges on deposit accounts, principally due to an increase in fees for insufficient funds. Other significant increases included a $38 thousand increase in fee income generated through our Trust and Investment Center, a $34 thousand increase in debit card interchange income and a $45 thousand increase in revenue from our equity investment in Cephas Capital Partners, LP.

Operating expenses were $524 thousand or 8.1% higher than the comparable period last year. Areas having the greatest impact on this increase include a $150 thousand increase in salaries and wages, as well as increases in data processing and net occupancy costs of $147 thousand and $95 thousand, respectively. The increase in salaries and wages reflects merit increases effective in January of 2006, as well as increased compensation costs related to the Corporation's expansion during 2005 in the New York State counties of Tompkins and Broome. The increase in data processing cost was primarily due to higher software maintenance and license costs, as well as increases in debit and credit card merchant processing costs, while the increase in net occupancy costs resulted in large part from the above mentioned expansion into Tompkins and Broome counties.

The $29 thousand increase in income tax expense is primarily a function of higher pre-tax profits, with the effective tax rate increasing from 27.9% for the first quarter of 2005 to 28.6% for the first quarter of 2006.

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
	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$428,409	$6,914	6.55%	$391,137	$5,836	6.05%
Taxable securities	207,915	2,257	4.40%	214,809	2,337	4.41%
Tax-exempt securities	26,922	253	3.81%	29,273	254	3.52%
Federal funds sold	529	6	4.60%	26,576	157	2.40%
Interest-bearing deposits	397	4	4.09%	1,348	7	2.11%
Total earning assets	664,172	9,434	5.76%	663,143	8,591	5.25%

Non-earning assets:
Cash and due from banks	24,385			23,045
Premises and equipment, net	18,614			17,079
Other assets	17,507			16,044
Allowance for loan losses	(9,899)			(10,122)
AFS valuation allowance	4,171			7,869
Total	$718,950			$717,058

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	39,293	48	0.50%	42,651	36	0.34%
Savings and insured money market deposits	162,438	506	1.26%	170,440	346	0.82%
Time deposits	207,590	1,866	3.65%	186,701	1,267	2.75%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	84,650	938	4.49%	99,408	941	3.84%
Total interest-bearing liabilities	493,971	3,358	2.76%	499,200	2,590	2.10%

Non-interest-bearing liabilities:
Demand deposits	135,274			129,268
Other liabilities	8,509			6,366
Total liabilities	637,754			634,834
Shareholders' equity	81,196			82,224
Total	$718,950			$717,058
Net interest income		$6,076			$6,001
Net interest rate spread			3.00%			3.15%
Net interest margin			3.71%			3.67%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 581	$ 497	$1,078
Taxable securities	(75)	(5)	(80)
Tax-exempt securities	(21)	20	(1)
Federal funds sold	(227)	76	(151)
Interest-bearing deposits	(7)	4	(3)

Total earning assets	$ 13	$ 830	$ 843

Interest paid on:
Demand deposits	(3)	15	12
Savings and insured money market deposits	(17)	177	160
Time deposits	154	445	599
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(151)	148	(3)

Total interest-bearing liabilities	$ (27)	$ 795	$ 768

Net interest income	$ 87	$ (12)	$ 75
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

The Corporation is a member of the FHLB, which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At March 31, 2006, the Corporation maintained a $141.5 million line of credit with the FHLB, as compared to $75.5 million at March 31, 2005. This increase reflects a change in the formula used by the FHLB in calculating lines available to member institutions.

During the first three months of 2006, cash and cash equivalents increased $7.2 million, as compared to a decrease of $16.8 million during the first three months of last year. In addition to cash provided by operating activities, other primary sources of cash during the first quarter of 2006 included proceeds from maturities and principal payments on securities ($22.5 million) and an increase in deposits ($49.7 million). During the first quarter of 2005, primary sources of cash included proceeds from maturities and principal payments on securities ($37.6 million) and an increase in deposits ($6.4 million).

Cash generated during the first quarter of 2006 was used primarily to reduce securities sold under agreements to repurchase by $22.8 million, fund a net increase in loans of $18.7 million, and a net decrease in FHLB overnight advances of $18.0 million, and to purchase securities of $4.8 million. Other significant uses of cash during this period included the purchase of treasury shares ($486 thousand), payment of cash dividends ($864 thousand) and purchases of premises and equipment ($691 thousand). During the first quarter of 2005, the primary uses of cash included the purchase of securities totaling $34.9 million, a reduction in securities sold under agreements to repurchase of $16.5 million and a net increase in loans of $10.5 million. Other significant uses of cash during the first quarter of 2005 included the payment of cash dividends ($878 thousand) and the purchase of treasury shares ($816 thousand).

Since year-end 2005, the Corporation's total shareholders' equity has decreased $194 thousand from $81.2 million to $81.0 million. This decrease is primarily reflected in a $462 thousand decrease in accumulated other comprehensive income and a $287 thousand increase in treasury stock, partially offset by a $735 thousand increase in retained earnings.

As of March 31, 2006, the Corporation's consolidated leverage ratio was 10.67%. The Tier I and Total Risk Adjusted Capital ratios were 15.72% and 17.76%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first quarter of 2006 the Corporation declared cash dividends of $0.24 per share, unchanged from the amount declared during the first quarter of 2005.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During the first quarter of 2006, the Corporation purchased 16,136 shares at an average price of $30.13 per share. As of March 31, 2006, a total of 96,001 shares had been purchased since the inception of the announced repurchase program. Additionally, during January of 2006, 7,963 shares were re-issued from treasury to fund the stock component of directors' 2005 compensation.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At March 31, 2006, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 4.03% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 4.27%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At March 31, 2006, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 3.68% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.35%. Both are within the established tolerance limit of 15.0%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first three months of 2006.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2006.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(e)	Issuer Purchases of Equity Securities
	Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

	1/1/06-1/31/06	595	$30.10	595	99,540
	2/1/06-2/28/06	12,891	$30.11	12,891	86,649
	3/1/06-3/31/06	2,650	$30.21	2,650	83,999

	Quarter ended 3/31/06	16,136	$30.13	16,136

Of the above, 2,000 shares were open-market transactions and the remaining 14,136 shares were direct transactions.

On November 17, 2004, the Corporation announced that its board of directors had authorized the repurchase of up to 180,00 shares, or approximately 5% of the Corporation's outstanding common stock. Purchases will be made from time to time on the open-market or in private negotiated transactions over a two-year period, and will be at the discretion of management.

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

CHEMUNG FINANCIAL CORPORATION
DATE:	May 9, 2006	/s/ Jan P. Updegraff
Jan P. Updegraff
President & CEO

DATE:	May 9, 2006	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING March 31, 2006

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

END OF DOCUMENT