Form 10-Q
period 2006-06-30
CHEMUNG FINANCIAL CORP
filed 2006-08-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2006
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 31, 2006 was 3,566,787.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	June 30, 2006	DECEMBER 31, 2005
ASSETS
Cash and due from banks	$ 22,307,240	$ 25,064,730
Interest-bearing deposits with other financial institutions	206,699	493,308
Total cash and cash equivalents	22,513,939	25,558,038

Securities available for sale, at estimated fair value	197,905,950	232,979,100
Securities held to maturity, estimated fair value of $8,456,795 at June 30, 2006 and $8,605,093 at December 31, 2005	8,562,896	8,586,217
Federal Home Loan Bank and Federal Reserve Bank Stock	3,744,250	5,356,350
Loans, net of deferred origination fees and costs, and unearned income	451,861,715	418,685,213
Allowance for loan losses	(9,264,425)	(9,777,643)
Loans, net	442,597,290	408,907,570

Premises and equipment, net	19,871,043	18,707,986
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,160,016	1,358,877
Other assets	17,709,011	15,068,328

Total assets	$715,581,061	$718,039,132

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$138,704,440	$139,613,838
Interest-bearing	420,541,032	385,323,240
Total deposits	559,245,472	524,937,078
Securities sold under agreements to repurchase	36,169,185	60,855,665
Federal Home Loan Bank term advances	10,000,000	20,000,000
Federal Home Loan Bank overnight advances	21,000,000	20,800,000
Accrued interest payable	1,071,763	1,059,893
Dividends payable	856,815	863,773
Other liabilities	7,694,120	8,344,726

Total liabilities	636,037,355	636,861,135

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2006 and December 31, 2005	43,001	43,001
Additional-paid-in capital	22,603,303	22,787,587
Retained earnings	74,843,697	73,168,903
Treasury stock, at cost (730,072 shares at June 30, 2006; 701,080 shares at December 31, 2005)	(18,391,849)	(17,484,680)
Accumulated other comprehensive income	445,554	2,663,186

Total shareholders' equity	79,543,706	81,177,997

Total liabilities and shareholders' equity	$715,581,061	$718,039,132

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Six Months Ended June 30		Three Months Ended June 30
INTEREST AND DIVIDEND INCOME
	2006	2005	2006	2005
Loans	$14,343,653	$12,007,912	$7,430,166	$6,172,385
Securities	4,723,905	5,148,117	2,274,546	2,607,226
Federal Home Loan Bank and Federal Reserve Bank dividends	121,707	113,682	60,085	63,432
Federal funds sold	49,925	195,477	44,065	38,613
Interest-bearing deposits	8,297	10,584	4,091	3,120

Total interest and dividend income	19,247,487	17,475,772	9,812,953	8,884,776

INTEREST EXPENSE

Deposits	5,414,989	3,382,614	2,994,874	1,733,461
Borrowed funds	608,520	556,885	227,883	287,284
Securities sold under agreements to repurchase	1,053,221	1,336,349	495,862	665,114

Total interest expense	7,076,730	5,275,848	3,718,619	2,685,859

Net interest income	12,170,757	12,199,924	6,094,334	6,198,917
Provision for loan losses	125,000	650,000	-	325,000

Net interest income after provision for loan losses	12,045,757	11,549,924	6,094,334	5,873,917

Other operating income:
Trust & investment services income	2,425,873	2,339,347	1,251,041	1,202,118
Service charges on deposit accounts	2,175,032	1,799,789	1,141,274	936,210
Net gain on securities transactions	-	6,000	-	6,000
Credit card merchant earnings	707,806	684,321	359,210	343,953
Other	1,641,887	1,356,595	956,393	749,535
Total other operating income	6,950,598	6,186,052	3,707,918	3,237,816

Other operating expenses:
Salaries & wages	5,224,886	4,931,149	2,629,767	2,486,276
Pension and other employee benefits	1,365,657	1,476,472	625,410	736,900
Net occupancy expenses	1,468,741	1,253,566	732,327	613,022
Furniture and equipment expenses	1,032,538	985,295	525,888	498,428
Amortization of intangible assets	198,860	198,860	99,430	99,430
Other	4,958,749	4,284,759	2,679,318	2,262,590
Total other operating expenses	14,249,431	13,130,101	7,292,140	6,696,646

Income before income tax expense	4,746,924	4,605,875	2,510,112	2,415,087
Income tax expense	1,353,504	1,277,424	713,218	666,493

Net income	$ 3,393,420	$ 3,328,451	$1,796,894	$1,748,594

Weighted average shares outstanding	3,656,799	3,706,961	3,647,964	3,695,581

Basic and diluted earnings per share	$0.93	$0.90	$0.49	$0.47

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	$ 43,001	$22,657,816	$70,050,443	$(15,520,347)	$4,965,559	$82,196,472
Comprehensive Income:
Net income	-	-	3,328,451	-	-	3,328,451
Other comprehensive loss	-	-	-	-	(318,339)	(318,339)
Total comprehensive loss						3,010,112
Restricted stock units for directors' deferred compensation plan	-	80,128	-	-	-	80,128
Cash dividends declared ($.48 per share)	-	-	(1,743,487)	-	-	(1,743,487)
Distribution of 13,245 shares restricted stock units for directors' deferred compensation plan	-	(271,379)	-	323,752	-	52,373
Purchase of 45,638 shares of treasury stock	-	-	-	(1,492,494)	-	(1,492,494)

Balances at June 30, 2005	$ 43,001	$22,466,565	$71,635,407	$(16,689,089))	$ 4,647,220	$82,103,104

Balances at December 31, 2005	$ 43,001	$22,787,587	$73,168,903	$(17,484,680)	$2,663,186	$81,177,997
Comprehensive Income:
Net income	-	-	3,393,420	-	-	3,393,420
Other comprehensive loss	-	-	-	-	(2,217,632)	(2,217,632)
Total comprehensive income						1,175,788
Restricted stock units for directors' deferred compensation plan	-	40,749	-	-	-	40,749
Cash dividends declared ($.48 per share)	-	-	(1,718,626)	-	-	(1,718,626)
Distribution of 7,963 shares of treasury stock for directors' compensation	-	(198,597)	-	198,597	-	-
Distribution of 1,193 shares restricted stock units for directors' deferred compensation plan	-	(26,436)	-	29,897	-	3,461
Purchase of 38,148 shares of treasury stock	-	-	-	(1,135,663)	-	(1,135,663)

Balances at June 30, 2006	$ 43,001	$22,603,303	$74,843,697	$(18,391,849))	$ 445,554	$79,543,706

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005
Net income	$ 3,393,420	$ 3,328,451
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	198,860	198,860
Provision for loan losses	125,000	650,000
Depreciation and amortization	1,302,802	1,182,111
Amortization of premiums on securities, net	63,462	112,416
Accretion of deferred gain on sale of credit cards	(51,713)	(51,713)
Gain on sales of loans held for sale, net	-	(3,346)
Proceeds from the sales of loans held for sale	-	207,746
Loans originated and held for sale	-	(204,400)
Net gain on securities transactions	-	(6,000)
Decrease (increase) in other assets	169,024	(99,697)
Increase (decrease) in accrued interest payable	11,870	(140,958)
Expense related to restricted stock units for directors' deferred compensation plan	40,749	80,128
Expense related to directors' stock compensation plan	118,550	-
(Decrease) increase in other liabilities	(765,693)	1,247,734
Proceeds from sales of student loans	3,278,951	3,268,133
Net cash provided by operating activities	7,885,282	9,769,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	6,731
Proceeds from maturities of and principal collected on securities available for sale	31,377,201	40,909,257
Proceeds from maturities of and principal collected on securities held to maturity	1,053,092	7,928,186
Purchases of securities available for sale	-	(39,787,335)
Purchases of securities held to maturity	(1,029,769)	(3,347,399)
Purchase of Federal Home Loan Bank and Federal Reserve Bank Stock	(7,637,050)	(749,550)
Proceeds from redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	9,249,150	1,720,000
Purchases of premises and equipment	(2,465,859)	(1,143,636)
Net increase in loans	(38,436,812)	(23,533,771)
Net cash used in investing activities	(7,890,047)	(17,997,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	5,378,188	5,489,304
Net increase in time deposits and individual retirement accounts	28,930,205	(416,405)
Net decrease in securities sold under agreements to repurchase	(24,686,480)	(17,175,709)
Proceeds from Federal Home Loan Bank overnight advances	21,000,000	-
Repayments of Federal Home Loan Bank overnight advances	(20,800,000)	-
Repayments of Federal Home Loan Bank term advances	(10,000,000)	-
Purchase of treasury stock	(1,135,663)	(1,492,494)
Cash dividends paid	(1,725,584)	(1,751,262)
Net cash used in financing activities	(3,039,334)	(15,346,566)

Net (decrease) in cash and cash equivalents	(3,044,099)	(23,574,618)
Cash and cash equivalents, beginning of period	25,558,038	52,803,012
Cash and cash equivalents, end of period	$22,513,939	$29,228,394

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 7,064,860	$ 5,416,806

Income Taxes	$ 1,817,162	$ 108,346

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 1,394,854	$ 125,739
Adjustment of securities available for sale to fair value, net of tax	$(2,217,632)	$ (318,339)
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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2006 and December 31, 2005, and results of operations for the three and six-month periods ended June 30, 2006 and 2005, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2006 and 2005. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,656,799 and 3,706,961 weighted average shares outstanding for the six-month periods ended June 30, 2006 and 2005, respectively and 3,647,964 and 3,695,581 weighted average shares outstanding for the three-month periods ended June 30, 2006 and 2005, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three or six-month periods ended June 30, 2006 or 2005.

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

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At June 30, 2006	At December 31, 2005

Original core deposit intangible amount	$ 5,965,793	$ 5,965,793
Less: Accumulated amortization	4,805,777	4,606,916
Carrying amount	$ 1,160,016	$ 1,358,877

Amortization expense for the six months ended June 30, 2006 and 2005 related to the CDI was $198,860. As of June 30, 2006, the remaining amortization period for the Corporation's CDI was approximately 2.9 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2006 through 2008, with $165,720 in aggregate amortization expense in 2009.

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

Comprehensive income for the three and six-month periods ended June 30, 2006 was $40,961 and $1,175,788, respectively. Comprehensive income for the three and six-month periods ended June 30, 2005 was $3,598,559 and $3,010,112, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Loss	Three Months Ended June 30,
	2006	2005
Unrealized net holding (losses) gains on securities available for sale, net of tax (pre-tax amounts of $(2,876,220) and $3,036,247 for the respective periods indicated)	$(1,755,933)	$ 1,853,628
Less: Reclassification adjustment for net gains realized in net income (pre-tax amounts of $0 and $6,000 for the respective periods indicated)	-	(3,663)

Total other comprehensive (loss) income	$(1,755,933)	$ 1,849,965

	Six Months Ended June 30,
	2006	2005
Unrealized net holding losses on securities available for sale, net of tax (pre-tax amounts of $(3,632,485) and $(515,437) for the respective periods indicated)	$(2,217,632)	$ (314,676)
Less: Reclassification adjustment for net gains realized in net income (pre-tax amounts of $0 and $6,000 for the respective periods indicated)	-	(3,663)

Total other comprehensive loss	$(2,217,632)	$ (318,339)

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

For the six months ended June 30, 2006, the Corporation engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Corporation's consolidated financial statements.

7. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	June 30, 2006
	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 86,726,986	$ 83,367,351
Mortgage-backed securities	79,929,825	75,794,711
Obligations of states and political subdivisions	17,144,278	17,037,297
Corporate bonds and notes	12,646,450	12,905,605
Corporate stocks	728,593	8,800,986
Total	$ 197,176,132	$ 197,905,950

8. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	June 30, 2006	December 31, 2005
Residential mortgages	$112,314,674	$ 97,091,215
Commercial mortgages	45,819,844	41,571,000
Commercial, financial and agricultural	151,524,933	140,781,378
Consumer loans	142,202,264	139,241,620
	$451,861,715	$418,685,213

The following table summarizes the Corporation's non-performing assets:

	June 30, 2006	December 31, 2005
Non-accrual loans	$ 6,355,625	$ 8,726,739
Troubled debt restructurings	324,213	105,966
Accruing loans past due 90 days or more	243,432	308,122
Total non-performing loans	$ 6,923,270	$ 9,140,827
Other real estate owned	1,468,196	78,562
Total non-performing assets	$ 8,391,466	$ 9,219,389

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,
	2006	2005
Balance at beginning of period	$ 9,777,643	$ 9,983,279
Provision charged to operations	125,000	650,000
Loans charged-off	(737,950)	(364,633)
Recoveries	99,732	117,892
Balance at end of period	$ 9,264,425	$10,386,538

At June 30, 2006 and 2005, the recorded investment in loans that are considered to be impaired totaled $6,291,118 and $9,644,501, respectively. Included in the June 30, 2006 amount are impaired loans of $372,570 for which an impairment allowance has been recognized. The related impairment allowance was $279,570. The June 30, 2005 amount includes $6,787,260 of impaired loans with a related impairment allowance of $2,344,534.

9. Components of Quarterly Net Periodic Benefit Cost

Three Months Ended June 30,	2006	2005
Qualified Pension
Service cost, benefits earned during the period	$ 148,500	$ 144,250
Interest cost on projected benefit obligation	301,000	295,250
Expected return on plan assets	(407,250)	(389,750)
Amortization of net transition obligation	17,500	17,500
Amortization of prior service cost	22,500	20,250
Amortization of net (gain) loss	26,000	-
Net periodic pension expense	$ 108,250	$ 87,500

Six Months Ended June 30,	2006	2005
Qualified Pension
Service cost, benefits earned during the period	$ 297,000	$ 288,500
Interest cost on projected benefit obligation	602,000	590,500
Expected return on plan assets	(814,500)	(779,500)
Amortization of net transition obligation	35,000	35,000
Amortization of prior service cost	45,000	40,500
Amortization of net (gain) loss	52,000	-
Net periodic pension expense	$ 216,500	$ 175,000

Three Months Ended June 30,	2006	2005
Supplemental Pension
Service cost, benefits earned during the period	$ -	$ 415
Interest cost on projected benefit obligation	11,450	10,006
Expected return on plan assets	-	-
Amortization of prior service cost	362	362
Amortization of net (gain) loss	14,755	9,960
Net periodic supplemental pension expense	$ 26,567	$ 20,743

Six Months Ended June 30,	2006	2005
Supplemental Pension
Service cost, benefits earned during the period	$ -	$ 917
Interest cost on projected benefit obligation	22,900	22,065
Expected return on plan assets	-	-
Amortization of prior service cost	724	724
Amortization of net (gain) loss	29,510	22,037
Net periodic supplemental pension expense	$ 53,134	$ 45,743

Three Months Ended June 30,	2006	2005
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 4,500	$ 13,500
Interest cost on projected benefit obligation	15,750	48,500
Expected return on plan assets	-	-
Amortization of prior service cost	(25,500)	24,250
Amortization of net (gain) loss	(2,500)	-
Net periodic postretirement, medical and life (benefit) expense	$ (7,750)	$ 86,250

Six Months Ended June 30,	2006	2005
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 21,500	$ 27,000
Interest cost on projected benefit obligation	73,000	97,000
Expected return on plan assets	-	-
Amortization of prior service cost	2,750	48,500
Amortization of net (gain) loss	(2,500)	-
Net periodic postretirement, medical and life expense	$ 94,750	$ 172,500

Postretirement Benefit Plans Other Than Pensions

Effective July 1, 2006, all Medicare eligible retirees and spouses who live within the Central NY, geographic area may elect to continue to receive retiree medical benefits through a group sponsored plan with Blue Cross Blue Shield named Medicare Blue PPO. Blue Cross Blue Shield assumes full liability for the payment of health care benefits incurred on or after July 1, 2006. Retirees and spouses as of July 1, 2006, who live outside of the Central NY, geographic area will continue to be covered by the Bank's health care plan and therefore, remain a liability for the Bank. Employees who retire after July 1, 2006, and become Medicare eligible will only have access to the Blue Cross Blue Shield Medicare Blue PPO health insurance plan. There were no changes to medical benefits for retirees and spouses up to age 65. Effective July 1, 2006, the amount paid by retirees up to age 65 who remain covered under the Bank's health plan was increased from 40% to 50% of the cost of coverage.

As a result of these changes, the Bank will receive the Medicare Part D subsidy payment for January 1, 2006 through June 30, 2006 for all Medicare eligible retirees and spouses and for July 1, 2006 through December 31, 2006 for only those Medicare eligible retirees and spouses who live outside of the Central NY area. Due to the decrease in the number of retirees and spouses who will produce a federal subsidy payment for the Bank, it is not expected that the Bank will file for and receive subsidy payments after 2006.

Effective July 1, 2006, dental benefits were eliminated for all retirees.

The plan changes were recognized as a negative plan amendment in accordance with paragraph 55 of Financial Accounting Standard No. 106 (FAS 106) in the second quarter. The plan changes were communicated to retirees and plan amendments were adopted during May 2006. The obligation was remeasured using a 6.5% Discount Rate in accordance with paragraph 73 of FAS 106.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and six-month period ended June 30, 2006, with comparisons to the comparable period in 2005, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at June 30, 2006 totaled $715.6 million, a decrease of $2.5 million or 0.3% since December 31, 2005. As discussed in greater detail below, this reduction is reflected primarily in a $35.0 million decrease in investment securities, offset primarily by a $33.2 million increase in loans, net of deferred fees and costs and unearned income.

As noted above, total loans, net of deferred fees and costs and unearned income increased $33.2 million or 7.9% from December 31, 2005 to June 30, 2006. While growth was exhibited in all segments of the loan portfolio, the most significant growth occurred in total commercial loans (including commercial mortgages) and residential mortgages, with these portfolios increasing $15.0 million and $15.2 million, respectively since December 31, 2005. Activity in both of these areas has been strong throughout the first half of the year, impacted to some extent by the Corporation's expansion into Tompkins County, with total commercial loans and residential mortgages in this market increasing $5.2 million and $7.0 million, respectively. Additionally, total consumer loans have increased $3.0 million since year-end 2005, as increases in installment and home equity outstandings of $2.4 million and $1.4 million, respectively, have been somewhat offset by a $433 thousand decrease in student loans and a $357 thousand decrease in consumer credit card balances.

The composition of the loan portfolio is summarized as follows:
	June 30, 2006	December 31, 2005
Residential mortgages	$112,314,674	$ 97,091,215
Commercial mortgages	45,819,844	41,571,000
Commercial, financial and agricultural	151,524,933	140,781,378
Consumer loans	142,202,264	139,241,620
	$451,861,715	$418,685,213

The available for sale segment of the securities portfolio totaled $197.9 million at June 30, 2006, compared to $232.9 million at the end of 2005, a decrease of approximately $35.0 million or 15.0%. At amortized cost, the available for sale portfolio was down approximately $31.4 million. Federal agency bonds declined $20.0 million, as during the first six months of 2006, $20.0 million of bonds were called. Other major factors in this decrease included a $9.5 million decrease in mortgage-backed securities and a $1.9 million decrease in municipal bonds. The decrease in mortgage-backed securities reflects paydowns received during the first half of 2006. A $3.6 million decrease in unrealized appreciation related to the available for sale portfolio reflects the impact of higher mid to long-term interest rates on bond portfolio values. The held to maturity portion of the portfolio, consisting primarily of local municipal obligations, totaled approximately $8.6 million at both June 30, 2006 and December 31, 2005.

A $1.7 million decrease in Federal Home Loan Bank and Federal Reserve Bank stock is primarily due to net redemptions of shares by the Federal Home Loan Bank of New York ("FHLB").

Other significant changes since December 31, 2005 included a $2.6 million increase in other assets, a $1.2 million increase in premises and equipment, net, and a $3.0 million decrease in cash and cash equivalents. The $2.6 million increase in other assets reflects higher net deferred tax assets as well as an increase in Other Real Estate Owned ("OREO"). The increase in premises and equipment resulted primarily from renovations to the property housing the new Ithaca Station office, which was opened during the second quarter of 2006, as well as ongoing investments in equipment. The above noted increases were partially offset by the $3.0 million decrease in cash and cash equivalents resulting primarily from decreases in federal transit items and branch cash levels.

Since December 31, 2005, total deposits have increased $34.3 million or 6.5% from $524.9 million to $559.2 million. While non-interest bearing demand deposits were down $909 thousand, interest-bearing deposits increased $35.2 million. Approximately $18.5 million of the increase in interest-bearing deposits was in public fund balances, principally reflected in higher time deposit and insured money market balances. The balance of the increase in interest-bearing balances was due primarily to higher personal time deposit balances and non-personal insured money market balances, offset to some extent primarily by lower period-end personal savings and insured money market balances. A $24.7 million decrease in securities sold under agreements to repurchase reflects the fact that during the first six months of this year, repurchase agreement advances from the FHLB totaling $19.0 million matured, and repurchase agreement advances totaling $7.5 million were called. Additionally, a $10.0 million long term advance from the FHLB was called.

Asset Quality

Non-performing loans at June 30, 2006 totaled $6.923 million as compared to $9.141 million at December 31, 2005, a decrease of $2.218 million. Non-accrual loans were down $2.371 million, as during the first half of 2006, the Corporation acquired two properties through foreclosure proceedings, resulting in the reclassification of approximately $1.3 million from non-accrual to other real estate owned. Additionally, this decrease was impacted by charge-offs of previously non-accruing commercial loans totaling $490 thousand. The balance of the decrease in non-accrual loans is primarily due to principal payments received on non-accruing commercial loans as well as a decrease in non-accrual residential mortgages. A $218 thousand increase in troubled debt restructurings reflects the addition of one commercial relationship to this category since December 31, 2005. Accruing loans 90 days or more past due have declined $65 thousand primarily due to lower home equity and consumer loan delinquencies, somewhat offset by higher mortgage delinquencies in this category.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	June 30, 2006	December 31, 2005
Non-accrual loans	$ 6,356	$ 8,727
Troubled debt restructurings	324	106
Accruing loans past due 90 days or more	243	308
Total non-performing loans	$ 6,923	$ 9,141
Other real estate owned	1,468	79
Total non-performing assets	$ 8,391	$ 9,220

In addition to non-performing loans, as of June 30, 2006, the Corporation has identified 16 commercial loan relationships totaling $9.7 million in potential problem loans, as compared to $9.3 million (15 commercial loan relationships) at December 31, 2005. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. With the level of non-performing relationships having declined, the Corporation has reduced its provision for loan losses during the first half of 2006 to $125 thousand as compared to $650 thousand during the first half of 2005. At June 30, 2006, the Corporation's allowance for loan losses totaled $9.264 million, resulting in a coverage ratio of allowance to non-performing loans of 133.8%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first six months of 2006 totaled $639 thousand as compared to $246 thousand during the first six months of 2005, this increase primarily due to a $402 thousand increase in net commercial loan charge-offs. The allowance for loan losses to total loans at June 30, 2006 was 2.05% as compared to 2.34% as of December 31, 2005.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Six Months Ended June 30,
	2006	2005
Balance at beginning of period	$ 9,778	$ 9,983
Charge-offs:
Commercial, financial and agricultural	(490)	(93)
Commercial mortgages	-	-
Residential mortgages	-	(13)
Consumer loans	(248)	(258)
Total	(738)	(364)
Recoveries:
Commercial, financial and agricultural	3	8
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	96	110
Total	99	118
Net charge-offs	(639)	(246)
Provision charged to operations	125	650
Balance at end of period	$ 9,264	$10,387

Results of Operations

Second Quarter of 2006 vs. Second Quarter of 2005

Net income for the second quarter of 2006 totaled $1.797 million, an increase of $48 thousand or 2.7% as compared to second quarter 2005 net income of $1.749 million. Earnings per share increased 4.3% from $0.47 per share to $0.49 per share on 47,617 fewer average shares outstanding. This improvement in second quarter net income resulted principally from an increase in non-interest income and a decrease in the provision for loan losses, partially offset by an increase in operating expenses and lower net interest income.

Despite a $9.4 million increase in average earning assets as compared to the second quarter of 2005, net interest income was down $105 thousand or 1.7% from $6.199 million to $6.094 million, as the net interest margin declined 12 basis points from 3.78% to 3.66%. This reduction has been impacted by rising short term interest rates and a flat yield curve, with a 48 basis point increase in yield on earning assets from 5.42% to 5.90%, offset by an 82 basis point increase in the cost of interest bearing liabilities from 2.19% to 3.01%. The increase in average earning assets was due to a $46.6 million increase in average loans offset by a $35.3 million decrease in the average securities portfolio and a $1.9 million decrease in average federal funds sold and interest bearing deposits. The increase in average loans reflects growth in all segments of the loan portfolio, with average mortgages increasing $17.3 million, and average consumer loans and commercial loans increasing $16.6 million and $12.7 million, respectively. The decrease in average securities has been impacted by the flat yield curve, and the resulting inability to leverage quality securities purchases at acceptable interest rate spreads.

Total average funding liabilities, including non-interest bearing demand deposits, increased $9.6 million or 1.5% compared to second quarter 2005 averages, as a $48.8 million increase in average deposits and a $6.9 million increase in average overnight borrowings under the Corporations line of credit with the FHLB, were partially offset by a $33.8 million decrease in average term repurchase agreements funded by the FHLB and a $12.9 million decrease in average term advances from the FHLB. While average non-interest bearing demand deposits increased $6.7 million, average interest bearing deposits were up $42.1 million. The increase in interest bearing liabilities was reflected primarily in higher average time deposits and insured money market deposits of $48.1 million and $7.2 million, respectively, somewhat offset primarily by an $8.8 million decrease in average savings account balances. The decreases in average securities sold under agreements to repurchase and term advances from the FHLB reflects the maturity or call of advances that had been utilized to leverage securities purchases. While average interest bearing liabilities increased $2.9 million or 0.6%, interest expense increased $1.033 million or 38.5%, as the average cost of interest bearing liabilities rose 82 basis points from 2.19% to 3.01%, reflective of the fact that the increase in average deposits was primarily due to an increase in higher cost time deposits.

As discussed more fully under the Asset Quality section of this report, the $325 thousand decrease in the provision for loan losses reflects the adequacy of the allowance for loan losses and the continuing decline in non-performing loans.

Non-interest income during the second quarter of 2006 compared to the second quarter of 2005 increased $470 thousand or 14.5%. This increase was impacted to a great extent by a $205 thousand increase in service charges on deposit accounts as well as a $94 thousand increase in revenue from the Corporation's equity investment in Cephas Capital Partners, LP ("Cephas"), and a $91 thousand increase in revenue generated by Other Real Estate Owned ("OREO"), these being properties acquired through foreclosure proceedings. The increase in service charges was primarily due to an increase in fees for insufficient funds, as this fee was increased during the first quarter of 2006. The increase in revenue from Cephas was due primarily to an increase in realized gains on the sale of equity positions taken in companies to which Cephas had provided financing. The increase in revenue generated by OREO was due primarily to the operation of a golf course which the Corporation acquired through foreclosure in the first quarter of this year. While this property is for sale, management determined that the marketability of the course would be enhanced by its ongoing operation as opposed to sitting vacant. Additionally, the revenue generated through the operation of the course has helped to offset maintenance costs which would have been incurred whether or not the golf course was in operation. In addition to the above, other significant increase included a $49 thousand increase in Trust and Investment Center fee income and a $30 thousand increase in debit card interchange income.

Second quarter 2006 operating expenses were $595 thousand or 8.9% higher than the comparable period last year. Areas having the greatest impact on this increase include a $242 thousand increase in costs associated with OREO, a $143 thousand increase in salaries and wages, a $119 thousand increase in net occupancy costs and a $114 thousand increase in data processing and software costs. The increase in OREO expense is due primarily to the above mentioned operation of the golf course acquired through foreclosure. The salary increase was impacted by merit increases effective in January of 2006 as well as increased compensation costs related to the Corporation's expansion into the New York State counties of Tompkins and Broome. The increase in net occupancy costs was impacted to a great extent by the above mentioned expansion, while the increase in data processing and software costs was principally related to higher software maintenance and license costs, an increase in Trust and Investment Center data processing fees and an increase in debit and credit card merchant processing costs. The above mentioned increases were somewhat offset primarily by a $111 thousand decrease in pension and other employee benefits, primarily due to reductions in post-retirement medical benefits and health insurance expenses, offset to some extent primarily by increases in pension costs and payroll taxes. A $94 thousand decrease in post-retirement medical benefits resulted from an amendment to this plan during the second quarter of this year. Prior to this amendment, all retirees age 55 and older were eligible for coverage under the Corporation's self insured plan, contributing 40% of the cost of the coverage. Under the new plan, coverage for retirees age 65 and older who reside in the designated plan area is provided under a group plan offered through Blue Cross, Blue Shield called Medicare Blue PPO, with the retiree paying 100% of the cost of coverage. Current retirees age 65 and older who reside outside of the designated area, as well as current and future retirees between the ages of 55 and 65 will continue to be eligible for coverage under our self insured plan, with the retiree contribution increasing from 40% to 50%. These plan changes have resulted in an approximate $220 thousand reduction in our estimated 2006 expense, half of which was recognized during the second quarter of 2006.

A $47 thousand increase in income tax expense resulted from both a $95 thousand increase in pre-tax income, and an increase in the effective tax rate from 27.6% in the second quarter of 2005 to 28.4% in the second quarter of 2006.

Year-To-Date 2006 vs. Year-To-Date 2005

Net income for the six-month period ended June 30, 2006 totaled $3.393 million, an increase of $65 thousand or 2.0% as compared to net income of $3.328 million for the six month period ended June 30, 2005. Earnings per share were up 3.3% from $0.90 per share to $0.93 per share on 50,162 fewer average shares outstanding. Similar to second quarter results, this increase in year-to-date income resulted primarily from an increase in non-interest income and a reduction in the provision for loan losses, somewhat offset by higher operating expenses and a decrease in net interest income.

With net interest income and margin contracting in the second quarter, year-to-date net interest income compared to the first six months of last year has decreased $29 thousand or 0.2% from $12.200 million to $12.171 million, with the net interest margin down 3 basis points from 3.72% to 3.69%. Average earning assets increased $5.2 million or 0.8%, as an increase in average loans of $42.0 million was offset by decreases in the average securities portfolio and federal funds sold and interest bearing deposits of $22.3 million and $14.4 million, respectively. The $42.0 million increase in average loans reflects growth in all segments of the loan portfolio with average consumer loans increasing $14.1 million, average commercial loans up $14.0 million and average mortgages increasing $13.9 million. As mentioned above, the decrease in the average securities portfolio has been impacted by the flat yield curve and resulting inadequate spreads available on these investments. While average earning assets increased 0.8%, total interest and dividend income increased $1.772 million or 10.1%, as the yield rose 49 basis points from 5.34% to 5.83%.

Total average funding liabilities for the six month period ended June 30, 2005 increased $5.2 million or 0.8% when compared to the first six months of last year, the result of a $32.3 million increase in average deposits, as well as an $11.3 million increase in average short term borrowings under the Corporation's line of credit with the FHLB. These increases were somewhat offset primarily by decreases in average securities sold under agreements to repurchase funded by the FHLB and term advances from the FHLB totaling $29.7 million and $9.0 million, respectively. The increase in average deposits was greatly impacted by a $34.6 million increase in average time deposits, as these deposits represented a significant funding source for average loan growth during the first six months of this year. In addition to this increase, average demand deposits and insured money market balances were up $6.3 million and $3.2 million respectively, offset by decreases in average savings balances of $8.0 million, and interest-bearing Now accounts of $3.9 million. As was noted above, the decreases in average securities sold under agreements to repurchase and term advances from the FHLB reflects the maturity or call of advances that had been utilized to leverage securities purchases. While average interest bearing liabilities decreased $1.1 million or 0.2%, total interest expense increased $1.801 million or 34.1%, as the average cost of interest bearing liabilities increased 74 basis points to 2.88%, impacted primarily by an 86 basis point increase in the cost of interest bearing deposits.

As noted above and discussed more fully under the Asset Quality section of this report, with the level of non-performing loans declining, and given the adequacy of the Corporation's allowance for loan losses, the provision for loan losses during the first six months of this year totaled $125 thousand as compared to $650 thousand during the first half of 2005, a decrease of $525 thousand.

Non-interest income for the first half of 2006 increased $765 thousand or 12.4% when compared to the comparable period of 2005. The major factors behind this increase were the same as reported under the second quarter results, with the most significant factors including a $375 thousand increase in service charges on deposit accounts and a $139 thousand increase in revenue from our equity investment in Cephas. As was the case with second quarter results, other areas affecting this increase included a $92 thousand increase in revenue generated from the operation of OREO, as well as increases in Trust and Investment Center fee income and debit card interchange income of $87 thousand and $64 thousand, respectively.

Operating expenses for the first six months of this year increased $1.119 million or 8.5% compared to the corresponding period in 2005. As was the case with the second quarter operating expense increase, and for reasons discussed above, the areas having the greatest impact on this increase include a $242 thousand increase in costs associated with OREO, a $294 thousand increase in salaries and wages, a $215 thousand increase in net occupancy costs and a $261 thousand increase in data processing and software costs. The above mentioned increases were somewhat offset primarily by a $111 thousand decrease in pension and other employee benefits, primarily due to reductions in post-retirement medical benefits and health insurance expenses, offset to some extent primarily by increases in pension costs and payroll taxes.

Income taxes for the first six months of 2006 were $76 thousand higher than last year. This increase reflects an increase in pre-tax income of $141 thousand as well as an increase in the effective tax rate from 27.7% to 28.5%.

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

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005			Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$436,562	$14,344	6.63%	$394,602	$12,008	6.14%	$444,625	$7,430	6.70%	$398,030	$6,172	6.22%
Taxable securities	200,409	4,351	4.38%	219,632	4,753	4.36%	192,985	2,092	4.35%	224,402	2,416	4.32%
Tax-exempt securities	26,319	495	3.79%	29,435	509	3.49%	25,723	243	3.79%	29,595	255	3.46%
Federal funds sold	2,076	50	4.86%	15,985	195	2.46%	3,607	44	4.89%	5,510	39	2.84%
Interest-bearing deposits	373	8	4.33%	865	11	2.56%	348	4	4.61%	387	3	3.11%
Total earning assets	665,739	19,248	5.83%	660,519	17,476	5.34%	667,288	9,813	5.90%	657,924	8,885	5.42%

Non-earning assets:
Cash and due from banks	23,298			23,082			22,224			23,119
Premises and equipment, net	18,829			17,037			19,041			16,996
Other assets	18,637			16,553			19,756			12,748
Allowance for loan losses	(9,834)			(10,243)			(9,770)			(10,363)
AFS valuation allowance	3,365			6,904			2,567			5,949
Total	$720,034			$713,852			$721,106			$706,373

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	38,776	97	0.50%	42,651	74	0.35%	38,266	48	0.50%	42,651	37	0.35%
Savings and insured money market deposits	163,337	1,108	1.37%	168,092	717	0.86%	164,226	603	1.47%	165,769	372	0.90%
Time deposits	220,752	4,210	3.85%	186,189	2,592	2.81%	233,769	2,344	4.02%	185,682	1,325	2.86%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	72,044	1,662	4.65%	99,123	1,893	3.85%	59,576	724	4.87%	98,841	952	3.86%
Total interest-bearing liabilities	494,909	7,077	2.88%	496,055	5,276	2.14%	495,837	3,719	3.01%	492,943	2,686	2.19%

Non-interest-bearing liabilities:
Demand deposits	135,775			129,433			136,271			129,596
Other liabilities	8,492			6,762			8,474			2,848
Total liabilities	639,176			632,250			640,582			625,387
Shareholders' equity	80,858			81,602			80,524			80,986
Total	$720,034			$713,852			$721,106			$706,373
Net interest income		$12,171			$12,200			$6,094			$6,199
Net interest rate spread			2.95%			3.20%			2.89%			3.23%
Net interest margin			3.69%			3.72%			3.66%			3.78%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005			Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 1,335	$1,001	$2,336	$ 756	$ 502	$1,258
Taxable securities	(417)	15	(402)	(340)	16	(324)
Tax-exempt securities	(56)	42	(14)	(35)	23	(12)
Federal funds sold	(248)	103	(145)	(17)	22	5
Interest-bearing deposits	(8)	5	(3)	(0)	1	1

Total earning assets	$ 139	$1,633	$1,772	$ 128	$ 800	$ 928

Interest paid on:
Demand deposits	(7)	30	23	(4)	15	11
Savings and insured money market deposits	(21)	412	391	(3)	234	231
Time deposits	541	1,077	1,618	397	622	1,019
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(578)	347	(231)	(438)	210	(228)

Total interest-bearing liabilities	$ (12)	$1,813	$1,801	$ 16	$1,017	$1,033

Net interest income	$ 124	$ (153)	$ (29)	$ 48	$ (153)	$ (105)

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At June 30, 2006, the Corporation maintained a $141.5 million line of credit with the FHLB, as compared to $75.5 million at June 30, 2005. This increase reflects a change in the formula used by the FHLB in calculating lines available to member institutions.

During the first six months of 2006, cash and cash equivalents decreased $3.0 million as compared to a decrease of $23.6 million during the first six months of last year. In addition to cash provided by operating activities, other primary sources of cash during the first half of 2006 included proceeds from maturities and principal payments on securities ($32.4 million) and an increase in deposits ($34.3 million). During the first half of 2005, primary sources of cash in addition to cash provided by operating activities included proceeds from maturities, sales and principal payments on securities ($48.8 million) and an increase in deposits ($5.1 million).

Cash generated during the first six months of 2006 was used primarily to fund a net increase in loans of $38.4 million, reduce securities sold under agreements to repurchase by $24.7 million and retire $10.0 million of term advances from the FHLB. Other significant uses of cash during this period included purchases of premises and equipment of $2.5 million, the payment of cash dividends totaling $1.7 million, and the purchase of treasury shares totaling $1.1 million. Cash generated during the first six months of 2005 was used primarily to fund the purchase of securities totaling $43.1 million, a net increase in loans of $23.5 million, and to reduce securities sold under agreements to repurchase by $17.2 million. Other significant uses of cash during this period included the payment of cash dividends totaling $1.8 million, the purchase of treasury shares totaling $1.5 million and purchases of premises and equipment of $1.1 million.

Since year-end 2005, the Corporation's total shareholders' equity has decreased from $81.2 million to $79.5 million. This decrease is primarily reflected in a $2.2 million decrease in accumulated other comprehensive income, reflecting a decrease in net after-tax unrealized gains on available for sale securities. The decrease was also impacted by a $907 thousand increase in treasury stock, offset primarily by a $1.7 million increase in retained earnings.

As of June 30, 2006, the Corporation's consolidated leverage ratio was 10.67%. The Tier I and Total Risk Adjusted Capital ratios were 15.46% and 17.45%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2006 the Corporation declared cash dividends of $0.48 per share, unchanged from the amount declared during the first half of 2005.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During the first six months of 2006, the Corporation purchased 38,148 shares at an average price of $29.77 per share. As of June 30, 2006, a total of 118,013 shares had been purchased since the inception of the announced repurchase program. Additionally during the first half of 2006, 9,156 shares were re-issued from treasury to fund the stock component of directors' 2005 compensation as well as distributions under the Corporation's directors' deferred stock plan.

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee ("ALCO") has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the chief executive officer, president, two executive vice presidents, chief financial officer, asset liability management officer, senior marketing officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At June 30, 2006, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 2.02% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 3.88%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At June 30, 2006, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 1.95% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 6.13%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first six months of 2006.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2006.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 1A.	Risk Factors
	There have been no material changes in risk factors described in the Corporation's Annual Report on form 10-K for the year ended December 31, 2005.

Item 2.	Changes in Securities and Use of Proceeds
(e)	Issuer Purchases of Equity Securities
	Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
	1/1/06-1/31/06	595	$30.10	595	99,540
	2/1/06-2/28/06	12,891	$30.11	12,891	86,649
	3/1/06-3/31/06	2,650	$30.21	2,650	83,999
	Quarter ended 3/31/06	16,136	$30.13	16,136
	4/1/06-4/30/06	100	$29.30	100	83,899
	5/1/06-5/31/06	14,628	$29.52	14,628	69,271
	6/1/06-6/30/06	7,284	$29.48	7,284	61,987
	Quarter ended 6/30/06	22,012	$29.51	22,012
	Period ended 6/30/06	38,148	$29.77	38,148	61,987

Of the above, 13,000 shares were open-market transactions and the remaining 25,148 shares were direct transactions.

On November 17, 2004, the Corporation announced that its board of directors had authorized the repurchase of up to 180,000 shares, or approximately 5% of the Corporation's outstanding common stock. Purchases will be made from time to time on the open-market or in private negotiated transactions over a two-year period, and will be at the discretion of management.

Item 4.	Submission of Matters to a Vote of Shareholders
(a)	May 10, 2006-Annual Meeting
(b)	The following directors were elected at the Annual Meeting of Shareholders on May 10, 2006:

1.	To elect four directors for a term of three years expiring in 2009.

	NAME	FOR		WITHHELD
	David J. Dalrymple	3,132,250		36,728
	William D. Eggers	3,135,973		33,005
	John F. Potter	3,141,620		27,358
	Jan P. Updegraff	3,134,374		34,604

	Directors serving after the meeting whose terms expire in 2008:
	Robert E. Agan		Charles M. Streeter, Jr.
	Stephen M. Lounsberry III		Nelson Mooers van den Blink
	Thomas K. Meier

	Directors serving after the meeting whose terms expire in 2007:
	Robert H. Dalrymple		Ralph H. Meyer
	Clover M. Drinkwater		Richard W. Swan
(c)	Matters voted upon (refer to b)
(d)	Not applicable

Item 6.	Exhibits
	The Corporation files herewith the following exhibits:

	31.1 Certification of Vice Chairman and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	31.2 Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	32.1 Certification of Vice Chairman and Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

	32.2 Certification of Treasurer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	August 8, 2006	/s/ Jan P. Updegraff
Jan P. Updegraff
Vice Chairman & CEO

DATE:	August 8, 2006	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING June 30, 2006

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

31.1 Certification of Vice Chairman and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Vice Chairman and Chief Executive Officer of Chemung Financial Corporation pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

32.2 Certification of Treasurer and Chief Financial Officer of Chemung Financial Corporation pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.