Form 10-Q
period 2006-09-30
CHEMUNG FINANCIAL CORP
filed 2006-11-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2006
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 31, 2006 was 3,546,514.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	September 30, 2006	DECEMBER 31, 2005
ASSETS
Cash and due from banks	$ 25,016,687	$ 25,064,730
Interest-bearing deposits with other financial institutions	636,260	493,308
Total cash and cash equivalents	25,652,947	25,558,038

Securities available for sale, at estimated fair value	197,187,556	232,979,100
Securities held to maturity, estimated fair value of $8,159,332 at September 30, 2006 and $8,605,093 at December 31, 2005	8,145,555	8,586,217
Federal Home Loan Bank and Federal Reserve Bank Stock	3,312,250	5,356,350
Loans, net of deferred origination fees and costs, and unearned income	466,983,481	418,685,213
Allowance for loan losses	(9,219,544)	(9,777,643)
Loans, net	457,763,937	408,907,570

Premises and equipment, net	20,766,391	18,707,986
Goodwill	1,516,666	1,516,666
Other intangible assets, net	1,060,586	1,358,877
Other assets	16,646,616	15,068,328

Total assets	$732,052,504	$718,039,132

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$144,594,651	$139,613,838
Interest-bearing	435,483,541	385,323,240
Total deposits	580,078,192	524,937,078

Securities sold under agreements to repurchase	37,481,383	60,855,665
Federal Home Loan Bank term advances	10,000,000	20,000,000
Federal Home Loan Bank overnight advances	11,400,000	20,800,000
Accrued interest payable	1,208,544	1,059,893
Dividends payable	854,409	863,773
Other liabilities	8,499,559	8,344,726

Total liabilities	649,522,087	636,861,135

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2006 and December 31, 2005	43,001	43,001
Additional-paid-in capital	22,624,115	22,787,587
Retained earnings	75,826,149	73,168,903
Treasury stock, at cost (740,867 shares at September 30, 2006; 701,080 shares at December 31, 2005)	(18,714,184)	(17,484,680)
Accumulated other comprehensive income	2,751,336	2,663,186

Total shareholders' equity	82,530,417	81,177,997

Total liabilities and shareholders' equity	$732,052,504	$718,039,132

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Nine Months Ended September 30		Three Months Ended September 30
INTEREST AND DIVIDEND INCOME
	2006	2005	2006	2005
Loans	$22,136,791	$18,496,459	$7,793,138	$6,488,547
Securities	6,915,312	7,661,288	2,191,406	2,513,170
Federal Home Loan Bank and Federal Reserve Bank dividends	170,588	179,328	48,882	65,647
Federal funds sold	80,697	263,315	30,772	67,838
Interest-bearing deposits	12,332	16,084	4,035	5,500

Total interest and dividend income	29,315,720	26,616,474	10,068,233	9,140,702

INTEREST EXPENSE

Deposits	8,614,182	5,287,839	3,199,194	1,905,225
Borrowed funds	807,872	852,421	199,352	295,536
Securities sold under agreements to repurchase	1,543,446	1,995,213	490,224	658,864

Total interest expense	10,965,500	8,135,473	3,888,770	2,859,625

Net interest income	18,350,220	18,481,001	6,179,463	6,281,077
Provision for loan losses	125,000	975,000	-	325,000

Net interest income after provision for loan losses	18,225,220	17,506,001	6,179,463	5,956,077

Other operating income:
Trust & investment services income	3,579,620	3,624,707	1,153,747	1,285,360
Service charges on deposit accounts	3,351,526	2,820,967	1,176,495	1,021,178
Net gain on securities transactions	10,748	6,000	10,748	-
Credit card merchant earnings	1,130,342	1,113,989	422,536	429,668
Other	2,633,460	2,013,491	991,572	656,896
Total other operating income	10,705,696	9,579,154	3,755,098	3,393,102

Other operating expenses:
Salaries & wages	7,917,434	7,467,294	2,692,549	2,536,145
Pension and other employee benefits	2,076,448	2,140,307	710,791	663,835
Net occupancy expenses	2,193,331	1,878,319	724,590	624,753
Furniture and equipment expenses	1,545,737	1,461,690	513,198	476,395
Amortization of intangible assets	298,290	298,290	99,430	99,430
Other	7,547,412	6,455,073	2,588,663	2,170,314
Total other operating expenses	21,578,652	19,700,973	7,329,221	6,570,872

Income before income tax expense	7,352,264	7,384,182	2,605,340	2,778,307
Income tax expense	2,121,983	2,101,225	768,479	823,801

Net income	$ 5,230,281	$ 5,282,957	$1,836,861	$1,954,506

Weighted average shares outstanding	3,648,170	3,696,235	3,630,914	3,674,783

Basic and diluted earnings per share	$1.43	$1.43	$0.51	$0.53

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	$ 43,001	$22,657,816	$70,050,443	$(15,520,347)	$4,965,559	$82,196,472
Comprehensive Income:
Net income	-	-	5,282,957	-	-	5,282,957
Other comprehensive loss	-	-	-	-	(1,409,444)	(1,409,444)
Total comprehensive income						3,873,513
Restricted stock units for directors' deferred compensation plan	-	115,928	-	-	-	115,928
Cash dividends declared ($.72 per share)	-	-	(2,607,307)	-	-	(2,607,307)
Distribution of 13,245 shares restricted stock units for directors' deferred compensation plan	-	(271,379)	-	323,752	-	52,373
Purchase of 70,865 shares of treasury stock	-	-	-	(2,281,995)	-	(2,281,995)

Balances at September 30, 2005	$ 43,001	$22,502,365	$72,726,093	$(17,478,590))	$ 3,556,115	$81,348,984

Balances at December 31, 2005	$ 43,001	$22,787,587	$73,168,903	$(17,484,680)	$2,663,186	$81,177,997
Comprehensive Income:
Net income	-	-	5,230,281	-	-	5,230,281
Other comprehensive income	-	-	-	-	88,150	88,150
Total comprehensive income						5,318,431
Restricted stock units for directors' deferred compensation plan	-	61,561	-	-	-	61,561
Cash dividends declared ($.72 per share)	-	-	(2,573,035)	-	-	(2,573,035)
Distribution of 7,963 shares of treasury stock for directors' compensation	-	(198,597)	-	198,597	-	-
Distribution of 1,193 shares restricted stock units for directors' deferred compensation plan	-	(26,436)	-	29,897	-	3,461
Purchase of 48,943 shares of treasury stock	-	-	-	(1,457,998)	-	(1,457,998)

Balances at September 30, 2006	$ 43,001	$22,624,115	$75,826,149	$(18,714,184))	$ 2,751,336	$82,530,417

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005
Net income	$ 5,230,281	$ 5,282,957
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	298,290	298,290
Provision for loan losses	125,000	975,000
Depreciation and amortization	1,946,150	1,762,981
Amortization of premiums on securities, net	91,610	175,050
Accretion of deferred gain on sale of credit cards	(77,569)	(77,569)
Gain on sales of loans held for sale, net	-	(3,346)
Proceeds from the sales of loans held for sale	-	207,746
Loans originated and held for sale	-	(204,400)
Net gain on securities transactions	(10,748)	(6,000)
Increase in other assets	(107,194)	(67,989)
Increase (decrease) in accrued interest payable	148,651	(158,448)
Expense related to restricted stock units for directors' deferred compensation plan	61,561	115,928
Expense related to directors' stock compensation plan	172,500	-
(Decrease) increase in other liabilities	(70,442)	2,526,514
Proceeds from sales of student loans	3,862,007	3,557,555
Net cash provided by operating activities	11,670,097	14,384,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	6,754
Proceeds from maturities of and principal collected on securities available for sale	35,855,067	57,894,979
Proceeds from maturities of and principal collected on securities held to maturity	3,643,520	9,985,888
Purchases of securities available for sale	-	(52,161,515)
Purchases of securities held to maturity	(3,202,856)	(5,852,635)
Purchase of Federal Home Loan Bank and Federal Reserve Bank Stock	(12,987,550)	(3,264,550)
Proceeds from redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	15,031,650	4,716,300
Purchases of premises and equipment	(4,004,555)	(2,071,070)
Net increase in loans	(54,236,899)	(34,408,157)
Net cash used in investing activities	(19,901,623)	(25,154,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	12,311,842	24,690,122
Net increase in time deposits and individual retirement accounts	42,829,272	7,035,740
Net decrease in securities sold under agreements to repurchase	(23,374,282)	(25,971,572)
Proceeds from Federal Home Loan Bank overnight advances	11,400,000	-
Repayments of Federal Home Loan Bank overnight advances	(20,800,000)	-
Repayments of Federal Home Loan Bank term advances	(10,000,000)	-
Purchase of treasury stock	(1,457,998)	(2,281,995)
Cash dividends paid	(2,582,399)	(2,621,136)
Net cash provided in financing activities	8,326,435	851,159

Net increase (decrease) in cash and cash equivalents	94,909	(9,918,578)
Cash and cash equivalents, beginning of period	25,558,038	52,803,012
Cash and cash equivalents, end of period	$25,652,947	$42,884,434

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,816,849	$ 8,293,921
Income Taxes	$ 1,842,295	$ 108,346

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 1,471,094	$ 125,739
Adjustment of securities available for sale to fair value, net of tax	$ 88,150	$(1,409,444)

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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2006 and December 31, 2005, and results of operations for the three and nine-month periods ended September 30, 2006 and 2005, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,648,170 and 3,696,235 weighted average shares outstanding for the nine-month periods ended September 30, 2006 and 2005, respectively and 3,630,914 and 3,674,783 weighted average shares outstanding for the three-month periods ended September 30, 2006 and 2005, respectively. Issuable shares (such as those related to directors' restricted stock units) are considered outstanding and are included in the computation of basic earnings per share. There were no dilutive common stock equivalents during the three or nine-month periods ended September 30, 2006 or 2005.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Corporation is evaluating the potential impact of this guidance at this time.

In September 2006, FASB released Financial Interpretation No. 48 (FIN 48). This Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and a measurement attribute to determine whether a tax position will ultimately be sustained. The Corporation is evaluating the potential impact of this guidance at this time.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". The standard calls for the balance sheet to fully recognize the funded status of a benefit plan, such as a pension plan. This newly issued standard applies for years ending after December 15, 2006 to employers with publicly traded equity securities. The Corporation is evaluating the potential impact of this guidance at this time.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At September 30, 2006	At December 31, 2005

Original core deposit intangible amount	$ 5,965,793	$ 5,965,793
Less: Accumulated amortization	4,905,207	4,606,916
Carrying amount	$ 1,060,586	$ 1,358,877

Amortization expense for the nine months ended September 30, 2006 and 2005 related to the CDI was $298,290. As of September 30, 2006, the remaining amortization period for the Corporation's CDI was approximately 2.7 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2006 through 2008, with $165,720 in aggregate amortization expense in 2009.

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

Comprehensive income for the three and nine-month periods ended September 30, 2006 was $4,142,643 and $5,318,431, respectively. Comprehensive income for the three and nine-month periods ended September 30, 2005 was $863,401 and $3,873,513, respectively. The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Loss	Three Months Ended September 30,
	2006	2005
Unrealized net holding gains (losses) on securities available for sale, net of tax (pre-tax amounts of $3,787,621 and ($1,787,234) for the respective periods indicated)	$2,312,344	$(1,091,105)
Less: Reclassification adjustment for net gains realized in net income (pre-tax amounts of $10,748 and $0 for the respective periods indicated)	(6,562)	-
Total other comprehensive income (loss)	$2,305,782	$(1,091,105)

	Nine Months Ended September 30,
	2006	2005
Unrealized net holding gains (losses) on securities available for sale, net of tax (pre-tax amounts of $155,136 and ($2,302,670) for the respective periods indicated)	$ 94,712	$(1,405,781)
Less: Reclassification adjustment for net gains realized in net income (pre-tax amounts of $10,748 and $6,000 for the respective periods indicated)	(6,562)	(3,663)
Total other comprehensive income (loss)	$ 88,150	$(1,409,444)

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

For the nine months ended September 30, 2006, the Corporation engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Corporation's consolidated financial statements.

7. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	September 30, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 86,731,234	$ 85,088,630	$106,718,628	$104,698,484
Mortgage-backed securities	75,554,714	73,223,009	89,412,108	87,104,411
Obligations of states and political subdivisions	17,022,081	17,156,537	19,106,638	19,215,241
Corporate bonds and notes	12,644,258	12,897,835	12,650,753	13,026,000
Corporate stocks	728,578	8,821,545	728,670	8,934,964
Total	$192,680,865	$197,187,556	$228,616,797	$232,979,100

8. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	September 30, 2006	December 31, 2005
Residential mortgages	$123,214,124	$ 97,091,215
Commercial mortgages	54,662,209	41,571,000
Commercial, financial and agricultural	141,925,972	140,781,378
Consumer loans	147,181,176	139,241,620
	$466,983,481	$418,685,213

The following table summarizes the Corporation's non-performing assets:

	September 30, 2006	December 31, 2005
Non-accrual loans	$ 6,030,078	$ 8,726,739
Troubled debt restructurings	336,863	105,966
Accruing loans past due 90 days or more	241,082	308,122
Total non-performing loans	$ 6,608,023	$ 9,140,827
Other real estate owned	1,544,436	78,562
Total non-performing assets	$ 8,152,459	$ 9,219,389

Activity in the allowance for loan losses was as follows:

	Nine Months Ended September 30,
	2006	2005
Balance at beginning of period	$ 9,777,643	$ 9,983,279
Provision charged to operations	125,000	975,000
Loans charged-off	(857,876)	(1,440,219)
Recoveries	174,777	200,757
Balance at end of period	$ 9,219,544	$ 9,718,817

At September 30, 2006 and 2005, the recorded investment in loans that are considered to be impaired totaled $5,941,335 and $8,692,349, respectively. Included in the September 30, 2006 amount are impaired loans of $2,675,556 for which an impairment allowance has been recognized. The related impairment allowance was $648,780. The September 30, 2005 amount includes $3,140,615 of impaired loans with a related impairment allowance of $855,354.

9. Components of Quarterly Net Periodic Benefit Cost

Three Months Ended September 30,	2006	2005
Qualified Pension
Service cost, benefits earned during the period	$ 148,500	$ 108,529
Interest cost on projected benefit obligation	301,000	283,610
Expected return on plan assets	(407,250)	(401,523)
Amortization of net transition obligation	17,500	17,500
Amortization of prior service cost	22,500	20,430
Amortization of net (gain) loss	26,000	-
Net periodic pension expense	$ 108,250	$ 28,546

Nine Months Ended September 30,	2006	2005
Qualified Pension
Service cost, benefits earned during the period	$ 445,500	$ 397,029
Interest cost on projected benefit obligation	903,000	874,110
Expected return on plan assets	(1,221,750)	(1,181,023)
Amortization of net transition obligation	52,500	52,500
Amortization of prior service cost	67,500	60,930
Amortization of net (gain) loss	78,000	-
Net periodic pension expense	$ 324,750	$ 203,546

Three Months Ended September 30,	2006	2005
Supplemental Pension
Service cost, benefits earned during the period	$ -	$ 459
Interest cost on projected benefit obligation	11,451	11,033
Expected return on plan assets	-	-
Amortization of prior service cost	362	362
Amortization of net (gain) loss	14,754	11,017
Net periodic supplemental pension expense	$ 26,567	$ 22,871

Nine Months Ended September 30,	2006	2005
Supplemental Pension
Service cost, benefits earned during the period	$ -	$ 1,376
Interest cost on projected benefit obligation	34,351	33,098
Expected return on plan assets	-	-
Amortization of prior service cost	1,086	1,086
Amortization of net (gain) loss	44,264	33,054
Net periodic supplemental pension expense	$ 79,701	$ 68,614

Three Months Ended September 30,	2006	2005
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 10,750	$ 13,500
Interest cost on projected benefit obligation	36,500	48,500
Expected return on plan assets	-	-
Amortization of prior service cost	1,375	24,250
Amortization of net (gain) loss	(1,250)	-
Net periodic postretirement, medical and life (benefit) expense	$ 47,375	$ 86,250

Nine Months Ended September 30,	2006	2005
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 32,250	$ 40,500
Interest cost on projected benefit obligation	109,500	145,500
Expected return on plan assets	-	-
Amortization of prior service cost	4,125	72,750
Amortization of net (gain) loss	(3,750)	-
Net periodic postretirement, medical and life expense	$ 142,125	$ 258,750

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

10. Subsequent Event

On October 11, 2006 the Bank entered into a Trust Company Agreement and Plan of Merger with Partners Trust Financial Group, Inc. ("Partners") pursuant to which the Bank will acquire Partners trust business. The sale price of approximately $5.2 million is subject to adjustment based on the fair market value of the trust assets at the time of transfer. The transaction is subject to regulatory approval and is currently expected to close in the first quarter of 2007.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and nine-month periods ended September 30, 2006, with comparisons to the comparable periods in 2005, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, competition, changes in the regulatory environment, and changes in general business and economic trends.

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

Financial Condition

Consolidated assets at September 30, 2006 totaled $732.1 million, an increase of $14.0 million or 2.0% since December 31, 2005. As discussed in greater detail below, this increase is reflected primarily in a $48.3 million increase in loans, net of deferred fees and costs and unearned income, somewhat offset primarily by a $36.2 million decrease in investment securities.

As noted above, total loans, net of deferred fees and costs and unearned income increased $48.3 million or 11.5% from December 31, 2005 to September 30, 2006. While growth was exhibited in all segments of the loan portfolio, the most significant growth occurred in total residential mortgages and commercial loans (including commercial mortgages), with these portfolios increasing $26.1 million and $14.2 million, respectively since December 31, 2005. Activity in both of these areas has been strong throughout the first nine months of 2006, impacted to some extent by the Corporation's expansion into Tompkins County, with total residential mortgages and commercial loans in this market increasing $13.9 million and $8.2 million, respectively. Additionally, total consumer loans have increased $7.9 million since December 31, 2005, reflected in increases in installment and home equity balances of $3.7 million and $3.4 million, respectively, as well as a $1.2 million increase in student loans.

The composition of the loan portfolio is summarized as follows:
	September 30, 2006	December 31, 2005
Residential mortgages	$123,214,124	$ 97,091,215
Commercial mortgages	54,662,209	41,571,000
Commercial, financial and agricultural	141,925,972	140,781,378
Consumer loans	147,181,176	139,241,620
	$466,983,481	$418,685,213

The available for sale segment of the securities portfolio totaled $197.2 million at September 30, 2006, compared to $233.0 million at December 31, 2005, a decrease of approximately $35.8 million or 15.4%. At amortized cost, the available for sale portfolio was down approximately $35.9 million, with unrealized appreciation related to the available for sale portfolio increasing $144 thousand. Federal agency bonds declined $20.0 million, as during the first nine months of 2006, $20.0 million of bonds were called. Other major factors in this decrease included a $13.9 million decrease in mortgage-backed securities and a $2.1 million decrease in municipal bonds. The decrease in mortgage-backed securities reflects principal payments received during the first nine months of 2006. The held to maturity portion of the portfolio, consisting primarily of local municipal obligations, was down $440 thousand from $8.6 million at December 31, 2005 to $8.1 million at September 30, 2006.

A $2.0 million decrease in Federal Home Loan Bank and Federal Reserve Bank stock is primarily due to net redemptions of shares by the Federal Home Loan Bank of New York ("FHLB").

Other significant changes since December 31, 2005 include a $2.1 million increase in premises and equipment, net, and a $1.6 million increase in other assets. The $2.1 million increase in premises and equipment is due primarily to renovations at both our main office and the property housing the Ithaca Station office, which was opened during the second quarter of 2006, as well as ongoing investments in equipment. The $1.6 million increase in other assets was impacted primarily by an increase in Other Real Estate Owned ("OREO").

Since December 31, 2005, total deposits have increased $55.2 million or 10.5% from $524.9 million to $580.1 million. While non-interest bearing demand deposits were up $5.0 million, the majority of the increase was in interest-bearing deposits, which increased $50.2 million. Approximately $32.1 million of the increase in interest-bearing deposits was in public fund balances, principally reflected in higher time deposit, insured money market and Now account balances. The balance of the increase in interest-bearing balances was due primarily to higher personal time deposit balances and non-personal insured money market balances, offset to some extent primarily by lower period-end personal savings, insured money market and Now balances. A $23.4 million decrease in securities sold under agreements to repurchase reflects the fact that during the first nine months of this year, repurchase agreement advances from the FHLB totaling $19.0 million matured, and repurchase agreement advances totaling $7.5 million were called. Additionally, a $10.0 million long term advance from the FHLB was called.

Proceeds from the increase in deposits, as well as the decrease in securities were used to fund the above noted loan growth and reduction in securities sold under agreements to repurchase, as well as to reduce borrowings under our line of credit with the FHLB, which were down $9.4 million since December 31, 2005.

Asset Quality

Non-performing loans at September 30, 2006 totaled $6.608 million as compared to $9.141 million at December 31, 2005, a decrease of $2.533 million. Non-accrual loans were down $2.697 million, as during the first nine months of 2006, the Corporation acquired two commercial properties through foreclosure proceedings, resulting in the reclassification of approximately $1.3 million from non-accrual to other real estate owned. Additionally, this decrease was impacted by charge-offs of previously non-accruing commercial loans totaling $512 thousand. The balance of the decrease in non-accrual loans is due primarily to principal payments received on non-accruing commercial loans as well as a decrease in non-accrual residential mortgages. A $231 thousand increase in troubled debt restructurings resulted primarily from the addition of one commercial relationship to this category since December 31, 2005. Accruing loans 90 days or more past due have declined $67 thousand primarily due to lower home equity and consumer loan delinquencies, somewhat offset by higher mortgage delinquencies in this category.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	September 30, 2006	December 31, 2005
Non-accrual loans	$ 6,030	$ 8,727
Troubled debt restructurings	337	106
Accruing loans past due 90 days or more	241	308
Total non-performing loans	$ 6,608	$ 9,141
Other real estate owned	1,544	79
Total non-performing assets	$ 8,152	$ 9,220

In addition to non-performing loans, as of September 30, 2006, the Corporation has identified 15 commercial loan relationships totaling $10.8 million in potential problem loans, as compared to $9.3 million (15 commercial loan relationships) at December 31, 2005. This increase resulted primarily from the identification of one commercial relationship as a potential problem loan. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. With the level of non-performing relationships having declined, the Corporation has reduced its provision for loan losses during the first nine months of 2006 to $125 thousand as compared to $975 thousand during the first nine months of 2005. At September 30, 2006, the Corporation's allowance for loan losses totaled $9.220 million, resulting in a coverage ratio of allowance to non-performing loans of 139.5%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first nine months of 2006 totaled $683 thousand as compared to $1.239 million during the first nine months of 2005, this decrease primarily due to a $545 thousand decrease in net commercial loan charge-offs. The allowance for loan losses to total loans at September 30, 2006 was 1.97% as compared to 2.34% as of December 31, 2005.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Nine Months Ended September 30,
	2006	2005
Balance at beginning of period	$ 9,778	$ 9,983
Charge-offs:
Commercial, financial and agricultural	(512)	(1,033)
Commercial mortgages	-	-
Residential mortgages	(4)	(13)
Consumer loans	(342)	(394)
Total	(858)	(1,440)
Recoveries:
Commercial, financial and agricultural	34	10
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	141	191
Total	175	201
Net charge-offs	(683)	(1,239)
Provision charged to operations	125	975
Balance at end of period	$ 9,220	$ 9,719

Results of Operations

Third Quarter of 2006 vs. Third Quarter of 2005

Net income for the third quarter of 2006 totaled $1.837 million, a decrease of $118 thousand or 6.0% as compared to third quarter 2005 net income of $1.955 million. Earnings per share decreased 3.8% from $0.53 per share to $0.51 per share on 43,869 fewer average shares outstanding. This decrease in third quarter net income resulted principally from an increase in operating expenses and a decrease in net interest income, partially offset by an increase in non-interest income and a lower provision for loan losses.

Despite a $3.2 million increase in average earning assets as compared to the third quarter of 2005, net interest income was down $102 thousand or 1.6% from $6.281 million to $6.179 million, as the net interest margin declined 7 basis points from 3.77% to 3.70%. This reduction has been caused by higher short term interest rates and a flat to inverted yield curve, with a 53 basis point increase in yield on earning assets from 5.49% to 6.02%, offset by an 87 basis point increase in the cost of interest bearing liabilities from 2.31% to 3.18%. The increase in average earning assets was due to a $45.9 million increase in average loans offset by a $36.8 million decrease in the average securities portfolio and a $6.0 million decrease in average federal funds sold and interest bearing deposits. The increase in average loans reflects growth in all segments of the loan portfolio, with average mortgages increasing $26.6 million, and average consumer loans and commercial loans increasing $12.8 million and $6.5 million, respectively. The decrease in average securities has been impacted by the flat to inverted yield curve, and the resulting inability to leverage quality securities purchases at acceptable interest rate spreads.

Total average funding liabilities, including non-interest bearing demand deposits, increased $3.1 million or 0.5% compared to third quarter 2005 averages, as a $42.8 million increase in average deposits and a $5.6 million increase in average overnight borrowings under the Corporations line of credit with the FHLB, were partially offset by a $31.1 million decrease in average term repurchase agreements funded by the FHLB and a $15.0 million decrease in average term advances from the FHLB. While average non-interest bearing demand deposits increased $9.4 million, average interest bearing deposits were up $33.4 million. The increase in interest bearing deposits was reflected primarily in higher average time deposits and insured money market deposits of $37.5 million and $9.8 million, respectively, somewhat offset primarily by a $9.5 million decrease in average savings account balances and a $4.4 million decrease in average Now accounts. The decreases in average securities sold under agreements to repurchase and term advances from the FHLB reflects the maturity or call of advances that had been utilized to leverage securities purchases. While average interest bearing liabilities decreased $6.3 million or 1.3%, interest expense increased $1.029 million or 36.0%, as the average cost of interest bearing liabilities rose 87 basis points from 2.31% to 3.18%, reflective of the fact that the increase in average deposits was primarily due to an increase in higher cost time and insured money market deposits.

As discussed more fully under the Asset Quality section of this report, the $325 thousand decrease in the provision for loan losses reflects the adequacy of the allowance for loan losses and the continuing decline in non-performing loans.

Non-interest income during the third quarter of 2006 compared to the third quarter of 2005 increased $362 thousand or 10.7%. This increase was impacted to a great extent by a $155 thousand increase in service charges on deposit accounts as well as a $149 thousand increase in revenue generated by OREO, these being properties acquired through foreclosure proceedings. The increase in service charges was due primarily to an increase in fees for insufficient funds, as this fee was increased during the first quarter of 2006. The increase in revenue generated by OREO was due primarily to the operation of a golf course which the Corporation acquired through foreclosure in the first quarter of this year. While this property is for sale, management determined that the marketability of the course would be enhanced by its ongoing operation as opposed to sitting vacant. Additionally, the revenue generated through the operation of the course has helped to offset maintenance costs which would have been incurred whether or not the golf course was in operation. In addition to the foregoing, other significant increases included a $38 thousand increase in debit card interchange income as well as the receipt of an $88 thousand insurance experience rebate related to credit life and disability insurance on consumer loans.

Third quarter 2006 operating expenses were $758 thousand or 11.5% higher than the comparable period last year. Areas having the greatest impact on this increase include a $207 thousand increase in costs associated with OREO, a $156 thousand increase in salaries and wages, a $100 thousand increase in net occupancy costs and an $87 thousand increase in data processing and software costs. The increase in OREO expense is due primarily to the above mentioned operation of the golf course acquired through foreclosure. The salary increase was impacted by merit increases effective in January of 2006 as well as increased compensation costs related to the Corporation's expansion into the New York State counties of Tompkins and Broome. The increase in net occupancy costs was impacted to a great extent by the above mentioned expansion, while the increase in data processing and software costs was related principally to higher software maintenance and license costs, an increase in Trust and Investment Center data processing fees and an increase in debit card processing costs.

A $55 thousand decrease in income tax expense resulted primarily from a $173 thousand reduction in pre-tax income, with the effective tax rate decreasing from 29.7% in the third quarter of 2005 to 29.5% in the third quarter of 2006.

Year-To-Date 2006 vs. Year-To-Date 2005

Net income for the nine-month period ended September 30, 2006 totaled $5.230 million, a decrease of $53 thousand or 1.0% as compared to net income of $5.283 million for the nine-month period ended September 30, 2005. Earnings per share were unchanged at $1.43 per share on 48,065 fewer average shares outstanding. Similar to third quarter results, the decrease in year-to-date income resulted primarily from an increase in operating expenses and a reduction in net interest income, offset to some extent by an increase in non-interest income and a lower provision for loan losses.

Compared to the first nine months of 2005, net interest income declined $131 thousand or 0.7% from $18.481 million to $18.350 million, with the net interest margin down 5 basis points from 3.74% to 3.69%. Average earning assets increased $4.5 million or 0.7%, as an increase in average loans of $43.3 million was offset by decreases in the average securities portfolio and federal funds sold and interest bearing deposits of $27.2 million and $11.6 million, respectively. The $43.3 million increase in average loans reflects growth in all segments of the loan portfolio with average mortgages increasing $18.2 million, average consumer loans increasing $13.6 million and average commercial loans up $11.5 million. As mentioned above, the decrease in the average securities portfolio has been impacted by the flat to inverted yield curve and resulting inadequate spreads available on these investments. While average earning assets increased 0.7%, total interest and dividend income increased $2.700 million or 10.1%, as the yield rose 50 basis points from 5.39% to 5.89%.

Total average funding liabilities for the nine-month period ended September 30, 2006 increased $4.5 million or 0.7% when compared to the first nine months of 2005, the result of a $35.8 million increase in average deposits, as well as a $9.4 million increase in average short term borrowings under the Corporation's line of credit with the FHLB. These increases were somewhat offset primarily by decreases in average securities sold under agreements to repurchase funded by the FHLB and term advances from the FHLB totaling $30.2 million and $11.0 million, respectively. The increase in average deposits was impacted greatly by a $35.5 million increase in average time deposits, as these deposits represented a significant funding source for average loan growth during the first nine months of this year. In addition to this increase, average demand deposits and insured money market balances were up $7.4 million and $5.4 million respectively, offset by decreases in average savings balances of $8.5 million, and interest-bearing Now accounts of $4.0 million. As was noted above, the decreases in average securities sold under agreements to repurchase and term advances from the FHLB reflects the maturity or call of advances that had been utilized to leverage securities purchases. While average interest bearing liabilities decreased $2.9 million or 0.6%, total interest expense increased $2.831 million or 34.8%, as the average cost of interest bearing liabilities increased 78 basis points to 2.98%, impacted primarily by a 93 basis point increase in the cost of interest bearing deposits.

As noted above and discussed more fully under the Asset Quality section of this discussion, with the level of non-performing loans declining, and given the adequacy of the Corporation's allowance for loan losses, the provision for loan losses during the first nine months of 2006 totaled $125 thousand as compared to $975 thousand during the first nine months of 2005, a decrease of $850 thousand.

Non-interest income for the first nine months of 2006 increased $1.127 million or 11.8% when compared to the comparable period of 2005. The major factors behind this increase were the same as reported under third quarter results, with the most significant factors including a $531 thousand increase in service charges on deposit accounts and a $241 thousand increase in revenue generated from the operation of OREO. Other significant factors included a $162 thousand increase in revenue from our equity investment in Cephas Capital Partners, LP, a Small Business Investment Company limited partnership, and a $102 thousand increase in debit card interchange income.

Operating expenses for the first nine months of 2006 increased $1.878 million or 9.5% compared to the corresponding period in 2005. As was the case with the third quarter operating expense increase, and for reasons discussed above, the areas having the greatest impact on this increase include a $442 thousand increase in costs associated with OREO, a $450 thousand increase in salaries and wages, a $315 thousand increase in net occupancy costs and a $348 thousand increase in data processing and software costs.

Income taxes for the first nine months of 2006 were $21 thousand higher than last year, with the effective tax rate increasing from 28.5% to 28.9%.

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

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005			Three Months Ended Septemeber 30, 2006			Three Months Ended September 30, 2005
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$442,225	$22,137	6.69%	$398,924	$18,496	6.20%	$453,367	$7,793	6.82%	$407,426	$6,489	6.32%
Taxable securities	194,012	6,344	4.37%	219,148	7,095	4.33%	181,427	1,993	4.36%	218,196	2,341	4.26%
Tax-exempt securities	26,153	742	3.79%	28,218	746	3.53%	25,825	247	3.79%	25,823	238	3.66%
Federal funds sold	2,193	81	4.94%	13,330	263	2.64%	2,424	31	5.07%	8,107	68	3.33%
Interest-bearing deposits	358	12	4.48%	797	16	2.68%	330	4	4.81%	665	5	2.98%
Total earning assets	664,941	29,316	5.89%	660,417	26,616	5.39%	663,373	10,068	6.02%	660,217	9,141	5.49%

Non-earning assets:
Cash and due from banks	22,936			23,528			22,222			24,405
Premises and equipment, net	19,263			17,120			20,118			17,285
Other assets	19,002			16,661			19,719			16,870
Allowance for loan losses	(9,642)			(10,323)			(9,264)			(10,479)
AFS valuation allowance	2,858			6,737			1,861			6,408
Total	$719,358			$714,140			$718,029			$714,706

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	38,254	143	0.50%	42,302	116	0.37%	37,228	46	0.49%	41,615	43	0.41%
Savings and insured money market deposits	165,127	1,846	1.49%	168,187	1,165	0.93%	168,647	738	1.74%	168,374	448	1.06%
Time deposits	221,857	6,626	3.99%	186,313	4,006	2.87%	224,031	2,415	4.28%	186,559	1,414	3.01%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	66,235	2,351	4.75%	97,570	2,848	3.90%	54,806	690	4.99%	94,515	955	4.01%
Total interest-bearing liabilities	491,473	10,966	2.98%	494,372	8,135	2.20%	484,712	3,889	3.18%	491,063	2,860	2.31%

Non-interest-bearing liabilities:
Demand deposits	138,149			130,773			142,820			133,409
Other liabilities	8,935			7,336			9,808			8,463
Total liabilities	638,557			632,481			637,340			632,935
Shareholders' equity	80,801			81,659			80,689			81,771
Total	$719,358			$714,140			$718,029			$714,706
Net interest income		$18,350			$18,481			$6,179			$6,281
Net interest rate spread			2.91%			3.19%			2.84%			3.18%
Net interest margin			3.69%			3.74%			3.70%			3.77%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005			Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 2,100	$1,541	$3,641	$ 766	$ 538	$1,304
Taxable securities	(821)	70	(751)	(403)	55	(348)
Tax-exempt securities	(57)	53	(4)	0	9	9
Federal funds sold	(313)	131	(182)	(62)	25	(37)
Interest-bearing deposits	(11)	7	(4)	(3)	2	(1)

Total earning assets	$ 183	$2,517	$2,700	$ 44	$ 883	$ 927

Interest paid on:
Demand deposits	(12)	39	27	(5)	8	3
Savings and insured money market deposits	(22)	703	681	1	289	290
Time deposits	862	1,758	2,620	323	678	1,001
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(1,033)	536	(497)	(463)	198	(265)

Total interest-bearing liabilities	$ (48)	$2,879	$2,831	$ (37)	$1,066	$1,029

Net interest income	$ 189	$ (320)	$ (131)	$ 65	$ (167)	$ (102)

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At September 30, 2006, the Corporation maintained a $144.4 million line of credit with the FHLB, as compared to $141.5 million at September 30, 2005.

During the first nine months of 2006, cash and cash equivalents increased $95 thousand as compared to a decrease of $9.9 million during the first nine months of 2005. In addition to cash provided by operating activities, other primary sources of cash during the first nine months of 2006 included proceeds from maturities and principal payments on securities ($39.5 million), an increase in deposits ($55.1 million) and net redemptions of Federal Home Loan Bank and Federal Reserve Bank stock ($2.0 million). During the first nine months of 2005, primary sources of cash in addition to cash provided by operating activities included proceeds from maturities, sales and principal payments on securities ($67.9 million), an increase in deposits ($31.7 million) and net redemptions of Federal Home Loan Bank and Federal Reserve Bank stock ($1.5 million).

Cash generated during the first nine months of 2006 was used primarily to fund a net increase in loans of $54.2 million, reduce securities sold under agreements to repurchase by $23.4 million and reduce net overnight and term advances from the Federal Home Loan Bank by $9.4 million and $10.0 million, respectively. Other significant uses of cash during this period included purchases of premises and equipment of $4.0 million, the purchase of securities in the amount of $3.2 million, the payment of cash dividends totaling $2.6 million, and the purchase of treasury shares totaling $1.5 million. Cash generated during the first nine months of 2005 was used primarily to fund the purchase of securities totaling $58.0 million, a net increase in loans of $34.4 million, and to reduce securities sold under agreements to repurchase by $26.0 million. Other significant uses of cash during this period included the payment of cash dividends totaling $2.6 million, the purchase of treasury shares totaling $2.3 million and purchases of premises and equipment of $2.1 million.

Since December 31, 2005, the Corporation's total shareholders' equity has increased from $81.2 million to $82.5 million. This increase is primarily reflected in a $2.7 million increase in retained earnings, somewhat offset by a $1.2 million increase in treasury shares.

As of September 30, 2006, the Corporation's consolidated leverage ratio was 10.82%. The Tier I and Total Risk Adjusted Capital ratios were 15.44% and 17.42%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first nine months of 2006 the Corporation declared cash dividends of $0.72 per share, unchanged from the amount declared during the first nine months of 2005.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 17, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During the first nine months of 2006, the Corporation purchased 48,943 shares at an average price of $29.79 per share. As of September 30, 2006, a total of 128,808 shares had been purchased since the inception of the announced repurchase program. Additionally during the first nine months of 2006, 9,156 shares were re-issued from treasury to fund the stock component of directors' 2005 compensation as well as distributions under the Corporation's directors' deferred stock plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At September 30, 2006, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 3.86% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 2.98%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At September 30, 2006, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 5.32% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.52%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first nine months of 2006.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our Vice Chairman and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Vice Chairman and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2006.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors
	There have been no material changes in risk factors described in the Corporation's Annual Report on form 10-K for the year ended December 31, 2005.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
	1/1/06-1/31/06	595	$30.10	595	99,540
	2/1/06-2/28/06	12,891	$30.11	12,891	86,649
	3/1/06-3/31/06	2,650	$30.21	2,650	83,999
	Quarter ended 3/31/06	16,136	$30.13	16,136
	4/1/06-4/30/06	100	$29.30	100	83,899
	5/1/06-5/31/06	14,628	$29.52	14,628	69,271
	6/1/06-6/30/06	7,284	$29.48	7,284	61,987
	Quarter ended 6/30/06	22,012	$29.51	22,012
	7/1/06-7/30/06	3,275	$29.35	3,275	58,712
	8/1/06-8/31/06	6,750	$30.09	6,750	51,962
	9/1/06-9/30/06	770	$30.05	770	51,192
	Quarter ended 9/30/06	10,795	$29.86	10,795
	Period ended 9/30/06	48,943	$29.79	48,943	51,192
Of the above, 19,000 shares were open-market transactions and the remaining 29,943 shares were direct transactions.

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
	The Corporation files herewith the following exhibits:
	3.1 Bylaws of the Registrant, as amended to July 7, 2006.
	10.1 Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.
	10.2 Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.
	31.1 Certification of Vice Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1 Certification of Vice Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.
	32.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	November 9, 2006	/s/ Jan P. Updegraff
Jan P. Updegraff
Vice Chairman & CEO

DATE:	November 9, 2006	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING September 30, 2006

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

3.1 Bylaws of the Registrant, as amended to July 7, 2006.

10.1 Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & Chief Operating Officer.

10.2 Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & Chief Operating Officer.

31.1 Certification of Vice Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Vice Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

32.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.