Form 10-K
period 2006-12-31
CHEMUNG FINANCIAL CORP
filed 2007-03-15
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number 0-13888
CHEMUNG FINANCIAL CORPORATION (Exact name of registrant as specified in its charter)
NEW YORK State or other jurisdiction of incorporation or organization	16-123703-8 (I.R.S. Employer Identification No.)
One Chemung Canal Plaza, P.O. Box 1522 Elmira, New York (Address of principal executive offices)	14902 (Zip Code)
Registrant's telephone number, including area code: (607) 737-3711

Securities registered pursuant to Section 12(b) of the Act:	None
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

Based upon the closing price of the registrant's Common Stock as of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $57,799,262.

As of February 28, 2007 there were 3,536,140 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

=======================================PAGE=====================================

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

====================================2===================================

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

The Corporation has been a financial holding company since June 22, 2000. This provides the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services. The Corporation believes that this allows it to better serve the needs of its clients as well as provide an additional source of fee based income. To that end, the Corporation established a financial services subsidiary, CFS Group, Inc., which commenced operations during September 2001. As such, the Corporation now operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company, a full-service community bank with full trust powers, and CFS Group, Inc., a subsidiary offering non-traditional financial services such as mutual funds, annuities, brokerage services and insurance.

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

Description of Business

Business

The Bank is a New York State chartered, independent commercial bank, which engages in full-service commercial and consumer banking and trust business. The Bank's services include accepting time, demand and savings deposits, including NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. The Bank's services also include making secured and unsecured commercial and consumer loans, financing commercial transactions (either directly or participating with regional industrial development and community lending corporations), and making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection, small business loans and student loans. Additional services include renting safe deposit facilities and the provision of networked automated teller facilities.

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

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2006.

==================================3=======================================

Market Area and Competition

Seven of the Bank's 16 full-service offices, including the main office, are located in Chemung County, New York. The Bank's other nine full-service offices are located in the adjacent counties of Schuyler, Steuben, Tioga and Tompkins, with a representative office located in Broome County. All of the Bank's facilities are located in New York State. The Corporation defines its market areas as those areas within a 25-mile radius of its offices in Broome, Chemung, Steuben, Schuyler, Tioga and Tompkins counties, including the northern tier of Pennsylvania. The Bank's lending policy restricts substantially all lending efforts to these geographical regions.

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

Competition for the Bank's Trust Department investment services comes primarily from brokerage firms and independent investment advisors. These firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of the Bank's trust assets under administration totaled $1.5 billion at year-end 2006. The Trust and Investment Division is responsible for the largest component of non-interest revenue.

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

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or

===============================4===================================

facing unusual risks. As of December 31, 2006, the Corporation's leverage ratio was 10.80%, its ratio of Tier 1 capital to risk-weighted assets was 15.12% and its ratio of qualifying total capital to risk-weighted assets was 17.11%. The Federal Reserve Board has not advised the Corporation that it is subject to any special capital requirements.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation. As of December 31, 2006, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 10.35%, its ratio of Tier 1 capital to risk-weighted assets was 14.51%, and its ratio of qualifying total capital to risk-weighted assets was 16.50%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation. Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSBD if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2006, approximately $5.2 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2006. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the Federal Deposit Insurance Corporation ("FDIC"). The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority. Under these regulations, all insured depository institutions are placed into one of four risk categories. Approximately 95% of all insured institutions, including the Bank, are in Risk Category I, the most favorable category. Within this category, all insured institutions pay a base rate assessment of 5 basis points on all insured deposits (which rate may be adjusted annually by the FDIC by up to 3 basis points without public comment) and an additional assessment up to 2 basis points based on the risk of loss to the Depository Insurance Fund ("DIF") posed by the particular institution. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. The new law became effective on January 1, 2007, and the first premiums, payable quarterly after the end of each quarter, are payable by June 30, 2007. The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. The Bank estimates that it will receive a credit of approximately $599 thousand, which will eliminate its 2007 deposit insurance assessment.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2006, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0132 per $100 of deposits for the first quarter of 2006 to $0.0124 per $100 of deposits for the fourth quarter of 2006. The Bank paid $69 thousand of FICO assessments in 2006. For the first quarter of 2007, the FICO assessment rate is $0.0122 per $100 of deposits.

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

=====================================5========================================

On October 13, 2006, the Financial Services Regulatory Relief Act of 2006 was signed into law. This Act permits a financial holding company, such as the Corporation, to increase cross-marketing between its banking subsidiaries, such as the Bank, and any commercial companies in which it may invest pursuant to its merchant banking authority under the Gramm-Leach-Bliley Act ("GLB Act"). The Act also directs the Federal Reserve Board and the SEC to engage in joint rulemaking to clarify that traditional banking activities involving some elements of securities brokerage activities may be performed by banks without SEC supervision. A proposed rule was issued for public comment on December 18, 2006. Other provisions of this Act increase parity between banks and thrifts with regard to certain powers, accounting practices, and lending limits, and may increase competition between them.

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

Periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information have led several members of Congress to call for the adoption of national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have discussed plans to conduct hearings on data security and related issues.

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

Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2006, the Corporation and the Bank believe they are in compliance with the USA Patriot Act and regulations thereunder.

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

=======================================6=====================================

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the "rate spread" between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Corporation has no information that it or its affiliates is the subject of any investigation.

Employees

As of December 31, 2006, the Corporation and its subsidiaries employed 293 persons on a full-time equivalent basis. None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

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

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):

		December 31,
	2006	2005	2004
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 80,134	$104,699	$121,391
Mortgage-backed securities	69,206	87,104	87,260
Obligations of states and political subdivisions	23,950	27,801	28,768
Corporate bonds and notes	9,275	13,026	9,469
Corporate stocks	9,131	8,935	8,636
Total	$191,696 ========	$241,565 ========	$255,524 ========

Included in the above table are $184,830, $232,979 and $243,386 (in thousands of dollars) of securities available for sale at December 31, 2006, 2005 and 2004, respectively. Also included in the above table are $6,866, $8,586 and $12,138 of securities held to maturity at December 31, 2006, 2005 and 2004, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2006 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have not been made in calculating yields on municipal obligations (in thousands of dollars):

	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 9,906	3.17%	$ 55,696	4.13%
Mortgage-backed securities	723	5.78%	61,356	4.04%
Obligations of states and political subdivisions	7,437	3.94%	10,341	4.04%
Corporate bonds and notes	6,870	6.11%	-	-
Total	$ 24,936 ========	4.26% =======	$127,393 ========	4.08% =======

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 14,532	4.59%	$ -	-
Mortgage-backed securities	7,127	4.18%	-	-
Obligations of states and political subdivisions	5,932	3.70%	240	5.90%
Corporate bonds and notes	2,405	4.77%	-	-
Total	$ 29,996 ========	4.33% =======	$ 240 ========	5.90% =======

=========================================7====================================

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years, excluding net deferred origination fees and costs, and unearned income (in thousands of dollars):

	December 31,
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$193,004	$182,352	$163,152	$175,501	$197,485
Residential mortgages	133,286	97,199	88,042	87,503	101,036
Consumer loans	149,586	138,198	130,011	127,531	134,204
Total	$475,876 ========	$417,749 ========	$381,205 ========	$390,535 ========	$432,725 ========

The following table shows the maturity of loans (excluding residential mortgages and consumer loans) outstanding as of December 31, 2006. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$ 60,277 ========	$ 33,179 ========	$ 99,548 ========	$ 193,004 =========
Loans maturing after one year with:
Fixed interest rates	N/A	$ 24,922	$ 7,530	$ 32,452
Variable interest rates	N/A	8,257	92,018	100,275
Total	N/A	$ 33,179 ========	$ 99,548 ========	$ 132,727 =========

Loan Concentrations

At December 31, 2006, the Corporation had no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. In 2006, management refined the methodology followed in evaluating the allowance for loan losses to include a more detailed analysis of historical loss factors for pools of similarly graded loans, as well as implementing a specific collateral review of relationships graded special mention, substandard or doubtful with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the evaluation of collateral. The unallocated portion of the allowance represents risk elements and probable losses in the loan portfolio that have not been specifically identified. In addition, management has more formally documented factors considered in determining the appropriate level of unallocated allowance, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2006:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2006	%	2005	%	2004	%	2003	%	2002	%
Commercial, financial and agricultural	$4,122	29.0	$2,990	33.7	$1,883	31.7	$3,198	33.7	$4,743	35.2
Commercial mortgages	2,473	11.4	3,530	10.0	5,206	11.6	4,579	11.2	879	10.4
Residential mortgages	214	28.0	342	23.3	321	22.9	322	22.4	295	23.4
Consumer loans	574	31.6	846	33.0	908	33.8	951	32.7	1,077	31.0
		100.0		100.0		100.0	9,050	100.0	6,994	100.0
Unallocated	600	N/A	2,070	N/A	1,665	N/A	798	N/A	680	N/A
Total	$7,983 ======	100.0 ======	$9,778 ======	100.0 =====	$9,983 ======	100.0 =====	$9,848 ======	100.0 =====	$7,674 ======	100.0 =====

The above allocation is neither indicative of the specific loan amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

========================================8=====================================

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$139,626	- %	$132,618	- %	$124,521	- %
Interest-bearing demand deposits	38,249	0.46	43,301	0.40	41,959	0.36
Savings and insured money market deposits	165,258	1.57	166,814	0.99	180,934	0.71
Time deposits	225,165	4.12	187,316	2.99	194,395	2.61
	$568,298 ========		$530,049 ========		$541,809 ========

Scheduled maturities of time deposits at December 31, 2006 are summarized as follows (in thousands of dollars):

2007	$ 178,876
2008	29,072
2009	9,375
2010	7,042
2011	6,168
Thereafter	80
$ 230,613 =========

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2006 are summarized as follows (in thousands of dollars):

3 months or less	$ 32,769
Over 3 through 6 months	3,394
Over 6 through 12 months	12,212
Over 12 months	24,705
$ 73,080 ========

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2006	2005	2004
Return on average assets	0.91%	0.92%	1.17%
Return on average equity	8.11%	8.08%	10.79%
Dividend payout ratio	51.94%	52.68%	39.31%
Average equity to average assets ratio	11.25%	11.40%	10.85%
Year-end equity to year-end assets ratio	11.08%	11.31%	11.38%

Short-Term Borrowings

For each of the three years in the period ended December 31, 2006, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

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

Changes in economic conditions or interest rates. The results of operations for financial institutions, including the Corporation, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. The Corporation's profitability is heavily influenced by the spread between the interest

=======================================9======================================

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

Difficulties in managing our growth. As part of the Corporation's strategy for continued growth, we may open additional branches. New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that additional branches are opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse affect on the Corporation's levels of net income, return on average equity and return on average assets.

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

=======================================10=====================================

Government regulation. The financial services industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not creditors or shareholders. As a financial holding company, the Corporation is also subject to extensive regulation by the Federal Reserve, in addition to other regulatory organizations. The ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and the Corporation cannot predict the ultimate effect of such changes, which could have a material adverse effect on profitability or financial condition. For further information, see Part I, Item 1, "Supervision and Regulation."

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

ITEM 2. PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, NY, 15 full-service locations and one representative office situated in a six-county area, owned office space adjacent to the Bank's main office in Elmira, NY, and twelve off-site automated teller facilities (ATMs), eight of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 59,342 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 58,597 square feet entirely occupied by the Bank. The combined square footage of the 15 branch banking facilities totals approximately 72,152 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased. The leased automated teller facility spaces total approximately 384 square feet.

The Bank operates three of its facilities (Bath, Community Corners & Vestal Offices) and eight automated teller facilities (two Byrne Dairy Food Stores, Convenient Food Mart, Elmira College, Elmira/Corning Regional Airport, General Revenue Corp., Island Health and Fitness, and Wal-Mart Store) under lease arrangements. Additionally, in October 2004, the Bank leased approximately 7,800 square feet of space in the Eastowne Mall, which is located in close proximity to the main office. This is temporary space until renovations in the main office have been completed. The rest of its offices, including the main office and the adjacent office building, are owned. All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiaries are a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2006.

=======================================11=====================================

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's stock is traded in the over-the-counter market under the symbol CHMG.OB.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation's common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $500M - $1B Bank Index for the period of five years commencing December 31, 2001.

performgraph2006.gif

Index as of December 31,	2001	2002	2003	2004	2005	2006
Chemung Financial Corporation	100.00	95.41	134.35	122.83	119.47	127.80
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Bank	100.00	106.95	142.29	161.73	158.61	180.53
SNL $500M - $1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation's common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2001.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

Below are the quarterly market price ranges for the Corporation's stock for the past two years, based upon actual transactions as reported by securities brokerage firms which maintain a market or conduct trades in the Corporation's stock and other transactions known by the Corporation's management.

Market Prices During Past Two Years (dollars)
	2006	2005
1st Quarter	29.50 - 30.90	31.00 - 34.00
2nd Quarter	29.05 - 31.75	31.50 - 34.00
3rd Quarter	29.40 - 32.00	30.50 - 32.50
4th Quarter	31.00 - 33.75	29.65 - 31.50

========================================12====================================

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last three years:

Dividends Paid Per Share During Past Three Years

	2006	2005	2004
January	$0.24	$0.24	$0.23
April	0.24	0.24	0.23
July	0.24	0.24	0.23
October	0.24	0.24	0.23
	$0.96 =====	$0.96 =====	$0.92 =====

The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2006, approximately $5.2 million was available for the declaration of dividends from the Bank to the Corporation.

As of February 28, 2007 there were 601 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during each quarter of our fiscal year ended December 31, 2006:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

1/1/06-1/31/06	595	$30.10	595	99,540
2/1/06-2/29/06	12,891	$30.11	12,891	86,649
3/1/06-3/31/06	2,650	$30.21	2,650	83,999
Quarter ended 3/31/06	16,136	$30.13	16,136

4/1/06-4/30/06	100	$29.30	100	83,899
5/1/06-5/31/06	14,628	$29.52	14,628	69,261
6/1/06-6/30/06	7,284	$29.48	7,284	61,987
Quarter ended 6/30/06	22,012	$29.51	22,012

7/1/06-7/31/06	3,275	$29.35	3,275	58,712
8/1/06-8/31/06	6,750	$30.09	6,750	51,962
9/1/06-9/30/06	770	$30.05	770	51,192
Quarter ended 9/30/06	10,795	$29.86	10,795

10/1/06-10/31/06	12,753	$32.70	12,753	38,439
11/1/06-11/30/06 (1)	5,075	$33.00	5,075	174,925
12/1/06-12/31/06	6,725	$33.14	6,725	168,200
Quarter ended 12/31/06	24,553	$32.88	24,553	168,200

Period ended 12/31/06	73,496 ======	$30.82 ======	73,496 =======	168,200 =======

(1) On November 16, 2006, the Corporation announced that its Board of Directors had authorized the repurchase of up to 180,000 shares, or approximately 5% of the Corporation's then outstanding common stock over a two-year period, expiring November 15, 2008. This program replaced the share repurchase program that had been approved on November 17, 2004 and expired in November 2006. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. Of the above 73,496 total shares repurchased by the Corporation, 20,500 shares were repurchased through open-market transactions and the remaining 52,996 shares were repurchased in direct transactions.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. The selected financial data is derived from our audited consolidated financial statements appearing elsewhere in this report.

=====================================13=====================================

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.
SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2006	2005	2004	2003	2002
Total assets	$738,170	$718,039	$722,544	$747,209	$751,171
Loans, net of deferred fees and costs, and unearned income	477,664	418,685	381,508	390,353	432,294
Investment Securities	191,696	241,566	255,525	290,537	258,787
Federal Home Loan Bank and Federal Reserve Bank stock	3,605	5,356	5,944	5,468	6,202
Deposits	585,092	524,937	519,560	551,051	541,765
Securities sold under agreements to repurchase	35,024	60,856	88,505	79,035	78,661
Federal Home Loan Bank Advances	27,900	40,800	25,000	25,000	40,750
Shareholders' equity	81,761	81,178	82,196	79,993	79,427

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2006	2005	2004	2003	2002
Net interest income	$24,546	$24,737	$25,257	$25,864	$27,069
Provision for loan losses	125	1,300	1,500	4,700	3,283
Net interest income after provision for loan losses	24,421	23,437	23,757	21,164	23,786
Other operating income:
Trust and investment services income	4,901	5,095	4,725	4,501	4,513
Securities gains (losses), net	27	6	602	1,185	(459)
Net gains on sales of loans held for sale	103	107	983	245	9
Other income	9,281	7,806	7,958	7,415	6,318
Total other operating income	14,312	13,014	14,268	13,346	10,381
Other operating expenses	29,523	27,315	25,481	25,020	25,405
Income before income tax expense	9,210	9,136	12,544	9,490	8,762
Income tax expense	2,621	2,546	3,811	2,537	2,222

Net income	$ 6,589 =======	$ 6,590 =======	$ 8,733 =======	$ 6,953 =======	$ 6,540 ========

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004	2003	2002	2001	% Change 2005 To 2006	Compounded Annual Growth 5 Years
Net income per share	$1.81	$1.79	$2.32	$1.82	$1.66	$ 2.10	1.1%	-2.9%
Dividends declared	0.96	0.96	0.93	0.92	0.92	0.90	0.0%	1.3%
Tangible book value	21.99	21.35	21.14	20.04	19.60	18.55	3.0%	3.5%
Market price at 12/31	32.90	30.25	32.50	36.00	26.875	29.25	8.8%	2.4%
Average shares outstanding (in thousands)	3,639	3,689	3,772	3,821	3,928	4,051	-1.4%	-2.1%

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2006	2005	2004	2003	2002
Return on average assets	0.91%	0.92%	1.17%	0.93%	0.88%
Return on average tier I equity (1)	8.60%	8.83%	12.06%	10.03%	9.45%
Dividend yield at year end	2.92%	3.17%	2.95%	2.56%	3.42%
Dividend payout	51.94%	52.68%	39.31%	49.62%	54.27%
Total capital to risk adjusted assets	17.11%	18.06%	18.77%	17.61%	16.12%
Tier I capital to risk adjusted assets	15.12%	16.02%	16.71%	15.70%	14.33%
Tier I leverage ratio	10.80%	10.71%	10.07%	9.62%	9.26%
Loans to deposits	81.64%	79.76%	73.43%	70.84%	79.79%
Allowance for loan losses to total loans	1.67%	2.34%	2.62%	2.52%	1.78%
Allowance for loan losses to non-performing loans	221.15%	106.97%	92.74%	79.9%	59.1%
Non-performing loans to total loans	0.76%	2.18%	2.82%	3.16%	3.01%
Net interest rate spread	2.88%	3.17%	3.17%	3.25%	3.33%
Net interest margin	3.69%	3.74%	3.65%	3.74%	3.95%
Efficiency ratio (2)	74.77%	71.09%	63.24%	62.57%	66.43%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.

=====================================14======================================

UNAUDITED QUARTERLY DATA	Quarter Ended
	2006
(in thousands except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$ 9,435	$ 9,813	$10,068	$10,309
Interest expense	3,358	3,719	3,889	4,113
Net interest income	6,077	6,094	6,179	6,196
Provision for loan losses	125	-	-	-
Net interest income after provision for loan losses	5,952	6,094	6,179	6,196
Total other operating income	3,243	3,708	3,755	3,606
Total other operating expenses	6,957	7,292	7,329	7,945
Income before income tax expense	2,238	2,510	2,605	1,857
Income tax expense	641	713	768	499
Net Income	$ 1,597 =======	$ 1,797 =======	$ 1,837 =======	$ 1,358 =======
Basic and diluted earnings per share	$ 0.44 =======	$ 0.49 =======	$ 0.51 =======	$ 0.38 =======

	Quarter Ended
	2005
	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$ 8,591	$ 8,885	$ 9,141	$ 9,343
Interest expense	2,590	2,686	2,860	3,087
Net interest income	6,001	6,199	6,281	6,256
Provision for loan losses	325	325	325	325
Net interest income after provision for loan losses	5,676	5,874	5,956	5,931
Total other operating income	2,948	3,238	3,393	3,435
Total other operating expenses	6,433	6,697	6,571	7,615
Income before income tax expense	2,191	2,415	2,778	1,751
Income tax expense	611	666	823	444
Net Income	$ 1,580 =======	$ 1,749 =======	$ 1,955 =======	$ 1,307 =======
Basic and diluted earnings per share	$ 0.42 =======	$ 0.47 =======	$ 0.53 =======	$ 0.36 =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

=======================================15=====================================

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the vice chairman, president, three executive vice presidents, business client division manager, retail client division manager, consumer loan manager, mortgage loan manager and credit manager, implements the Board-approved loan policy.

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

Competition for the Corporation's trust and investment services comes primarily from brokerage firms and independent investment advisors. These firms devote considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration by the Corporation totaled approximately $1.5 billion at year-end 2006. The Trust and Investment Division is responsible for the largest component of the Corporation's non-interest revenue.

Financial Condition

Consolidated assets at December 31, 2006 totaled $738.2 million as compared to $718.0 million at year-end 2005, an increase of $20.2 million or 2.8%. As discussed in greater detail below, this increase is primarily the result of a $59.0 million increase in loans, net of deferred fees and costs and unearned income, as well as increases in

=======================================16=====================================

premises and equipment, net, and other assets of $3.0 million and $7.3 million, respectively, somewhat offset primarily by a $49.9 million decrease in the Corporation's investment securities portfolio.

As noted above, total loans, net of deferred fees and costs and unearned income increased $59.0 million or 14.1% during 2006. While growth was exhibited in all segments of the loan portfolio, the most significant growth occurred in residential mortgages, with this portfolio increasing $36.5 million since December 31, 2005. This growth is indicative of the strong activity experienced throughout 2006, as well as the Corporation's expansion into Tompkins County, with total residential mortgages in this market increasing $18.6 million. Additionally, during 2006, total business loans and consumer loans increased $10.7 million and $11.8 million, respectively. The increase in business loans was significantly impacted by the volume of loans generated in Tompkins County, with year over year growth in this market totaling $17.2 million. The increase in consumer loans since December 31, 2005 was reflected principally in increases in installment and home equity balances of $7.3 million and $3.9 million, respectively, as well as a $1.0 million increase in student loans.

The above mentioned $3.0 million increases in premises and equipment resulted primarily from renovations at our main office and the property housing the Ithaca Station office, which was opened during the second quarter of 2006, as well as ongoing investments in technology and equipment. A $7.3 million increase in other assets was principally due to the Corporation's $10.0 million contribution to its defined benefit pension plan during the fourth quarter of 2006, and the resulting increase in the carrying value of the over-funded position of this plan on the balance sheet.

The available for sale segment of the securities portfolio totaled $184.8 million at December 31, 2006 compared to $233.0 million at the end of 2005, a decrease of $48.2 million, or 20.7%. At amortized cost, the available for sale portfolio was down $48.6 million with unrealized appreciation related to the available for sale portfolio increasing $431 thousand. Federal agency bonds declined $25.0 million, as during the year $20.0 million of bonds were called and a $5.0 million bond matured. Other major factors in this decrease included an $18.0 million decrease in mortgage-backed securities, as well as decreases in municipal bonds and corporate bonds totaling $2.1 million and $3.5 million, respectively. The decrease in mortgage-backed securities reflects principal payments received during 2006. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $6.9 million as of December 31, 2006, a decrease of $1.7 million since year-end 2005.

A $1.8 million decrease in Federal Home Loan Bank and Federal Reserve Bank stock is primarily due to net redemptions of shares by the Federal Home Loan Bank of New York ("FHLB").

Total deposits increased $60.2 million or 11.5%, from $524.9 million at December 31, 2005 to $585.1 million at December 31, 2006. Non-interest bearing deposits were up $12.0 million, as both personal and non-personal balances increased. Interest bearing deposits increased $48.2 million, with approximately $24.0 million of this increase in public fund accounts, reflected primarily in higher period-end time deposit and insured money market balances. The balance of the increase in interest bearing balances was due primarily to higher personal and non-personal time deposits, and an increase in period-end non-personal insured money market balances, somewhat offset principally by lower personal savings account balances. A $25.8 million decrease in securities sold under agreements to repurchase reflects the fact that during 2006, repurchase agreement advances from the FHLB totaling $19.0 million matured, and repurchase agreement advances totaling $7.5 million were called.

Proceeds from the increase in deposits, as well as the decrease in securities, were used to fund the above noted loan growth and reduction in securities sold under agreements to repurchase, as well as to reduce borrowings under our line of credit with the FHLB, which were down $12.9 million since December 31, 2005.

======================================17=====================================

BALANCE SHEET COMPARISONS
(in millions) Average Balance Sheet	2006	2005	2004	2003	2002	2001	% Change 2005 to 2006	Compounded Annual Growth 5 Years
Total Assets	$722.0	$715.3	$746.1	$748.2	$745.9	$718.6	0.9%	0.1%
Earning Assets (1)	665.9	661.3	691.9	690.9	685.1	657.8	0.7%	0.2%
Loans, net of deferred fees and costs, and unearned income	449.7	403.4	388.2	412.6	428.8	416.4	11.5%	1.6%
Investments (2)	216.2	257.9	303.7	278.3	256.3	241.4	-16.2%	-2.2%
Deposits	568.3	530.0	541.8	553.2	545.7	533.7	7.2%	1.3%
Wholesale funding (3)	54.3	87.5	108.1	101.7	105.5	92.9	-37.9%	-10.2%
Tier I equity (4)	76.6	74.6	72.4	69.3	69.2	68.0	2.7%	2.4%

(1) Average earning assets include securities available for sale and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2) Average balances for investments include securities available for sale and securities held to maturity, based on amortized cost, Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.

(3) Wholesale funding includes Federal Home Loan Bank advances and securities sold under agreements to repurchase funded through the Federal Home Loan Bank.

(4) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss
(in millions) Ending Balance Sheet	2006	2005	2004	2003	2002	2001	% Change 2005 to 2006	Compounded Annual Growth 5 Years
Total Assets	$738.2	$718.0	$722.5	$747.2	$751.2	$725.1	2.8%	0.4%
Earning Assets(1)	668.5	666.1	669.5	690.0	685.3	661.8	0.4%	0.2%
Loans, net of deferred fees and costs, and unearned income	477.7	418.7	381.5	390.4	432.3	423.8	14.1%	2.4%
Allowance for loan losses	8.0	9.8	9.9	9.8	7.7	5.1	-18.4%	9.4%
Investments (2)	190.8	247.3	292.7	309.1	265.2	246.5	-22.8%	-5.0%
Deposits	585.1	524.9	519.6	551.1	541.8	520.7	11.5%	2.4%
Wholesale funding(3)	55.4	94.8	108.0	98.5	113.3	112.1	-41.6%	-13.1%
Tangible equity (4)	79.3	78.3	78.9	76.3	75.4	74.7	1.3%	1.2%
  Earning assets include securities available for sale and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
  Investments include securities available for sale, at estimated fair value, securities held to maturity, at amortized cost, Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
  Wholesale funding includes Federal Home Loan Bank advances and securities sold under agreements to repurchase funded through the Federal Home Loan Bank.
  Shareholders' equity less goodwill and intangible assets.

Securities

The Board-approved Funds Management Policy includes an investment portfolio policy which requires that, except for local municipal obligations that are sometimes not rated or carry ratings above "Baa" but below "A" by Moody's or Standard & Poors, debt securities purchased for the bond portfolio must carry a minimum rating of "A". Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are classified as Held to Maturity. The Available for Sale portfolio at December 31, 2006 was $184.8 million compared to $233.0 million a year earlier. At year-end 2006, the total net unrealized appreciation in the securities available for sale portfolio was $4.8 million, compared to $4.4 million a year ago. The components of this change are set forth below.
(in thousands) Securities Available for Sale	Amortized Cost	2006 Estimated Fair Value	Unrealized Appreciation (Depreciation)	Amortized Cost	2005 Estimated Fair Value	Unrealized Appreciation (Depreciation)
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 81,735	$ 80,134	$ (1,601)	$106,719	$104,699	$(2,020)
Mortgage-backed securities	71,427	69,206	(2,221)	89,412	87,104	(2,308)
Obligations of states and political subdivisions	17,022	17,084	62	19,107	19,215	108
Corporate bonds and notes	9,124	9,275	151	12,650	13,026	376
Corporate stocks	729	9,131	8,402	729	8,935	8,206
Totals	$180,037 ========	$184,830 ========	$ 4,793 =========	$228,617 ========	$232,979 ========	$ 4,362 ========

Included in the preceding table are 39,102 shares of SLM Corp. (formerly USA Education, Inc.) at a cost basis of approximately $1 thousand and estimated fair value of $1.907

=========================================18===================================

million. These shares were acquired as preferred shares of Student Loan Marketing Association, or Sallie Mae, a permitted exception to the Government regulation banning bank ownership of equity securities in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at December 31, 2006, the Corporation held marketable equities totaling $728 thousand at cost, with a total estimated fair value of $7.224 million. The shares, other than SLM Corp., were acquired prior to the enactment of the Banking Act of 1933.

Non-marketable equity securities carried by the Corporation at December 31, 2006 include 10,913 shares of Federal Reserve Bank stock and 30,591 shares of the Federal Home Loan Bank of New York stock. They are carried at their cost of $546 thousand and $3.059 million, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these two investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-performing loans at year-end 2006 totaled $3.610 million as compared to $9.141 million at year-end 2005, a decrease of $5.531 million. During 2006, non-accrual loans decreased $5.867 million, from $8.727 million to $2.860 million. A major contributing factor in this decrease was the sale during the fourth quarter of loans to one commercial relationship. Approximately $3.347 million of the decrease in non-accrual loans is related to this relationship, which included charge-offs of $1.130 million. At December 31, 2005, there was a specific allocation related to this relationship totaling $544 thousand. The difference between the amount that had been allocated and the amount ultimately charged off was primarily due to management's decision to sell these loans as opposed to engaging in a long term workout. Additionally, during 2006, the Corporation acquired three commercial properties through foreclosure proceedings, resulting in the reclassification of $1.350 million of non-accruing loans at December 31, 2005 to other real estate owned. The balance of the decrease in non-accrual loans is related to other commercial loan charge-offs during 2006 totaling $529 thousand, as well as continuing principal reductions on non-accrual loans. The reduction in non-accrual loans was offset to some extent by increases in troubled debt restructurings and accruing loans past due 90 days or more. The $223 thousand increase in troubled debt restructurings reflects the addition of two commercial relationships to this category since December 31, 2005, while a $113 thousand increase in accruing loans past due 90 days or more is primarily due to higher mortgage delinquencies in this category.

A $1.740 million increase in other real estate owned was due in large part to the above mentioned acquisition of three commercial properties through foreclosure proceedings. Additionally, during the fourth quarter, a participants' interest in one of these properties was purchased for $205 thousand.

NON-PERFORMING ASSETS

The following table summarizes the Corporation's non-performing assets (in thousands of dollars):
	December 31,
	2006	2005	2004	2003	2002
Non-accrual loans	$2,860	$ 8,727	$ 10,507	$ 11,727	$ 9,345
Troubled debt restructurings	329	106	-	277	3,382
Accruing loans past due 90 days or more	421	308	258	327	267
Total non-performing loans	$3,610	$ 9,141	$ 10,765	$ 12,331	$ 12,994
Other real estate owned	1,819	79	104	357	406
Securities on non-accrual	-	-	-	-	1,288
Total non-performing assets	$5,429 ======	$ 9,220 =======	$ 10,869 ========	$ 12,688 ========	$ 14,688 ========

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):
	2006	2005	2004
Interest income that would have been recorded under original terms	$359	$ 768	$ 814
Interest income recorded during the period	$ 29	$ 26	$ 125

In addition to non-performing loans, as of December 31, 2006, the Corporation, through its credit administration and loan review functions, has identified 15 commercial relationships totaling $12.0 million in potential problem loans, as compared to $9.3 million (15 relationships) at December 31, 2005. The major fluctuations in balances during 2006 included the payoff of one loan which at December 31, 2005 totaled approximately $5.5 million, offset primarily by the addition of three commercial

======================================19======================================

relationships totaling $8.6 million. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. The provision for loan losses during 2006 and 2005 totaled $125 thousand and $1.300 million, respectively. This $1.175 million decrease reflects the significant decrease in non-performing relationships during 2006, as well as the fact that as of December 31, 2005, the Corporation had allocated a specific reserve of $2.022 million related to the $5.5 million potential problem loan referred to above due to concerns about a probable collateral shortfall on this loan. During the fourth quarter of 2006, this loan was paid off, resulting in a charge-off of only $208 thousand. At December 31, 2006, the Corporation's allowance for loan losses totaled $7.983 million, resulting in a coverage ratio of allowance to non-performing loans of 221.1%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs during 2006 totaled $1.920 million or 0.43% of average outstanding loans, compared to $1.505 million or 0.37% of average outstanding loans in 2005. This $415 thousand increase in net charge-offs was due primarily to higher net commercial loan charge-offs, as well as slightly higher net consumer loan charge-offs. The allowance for loan losses to total loans at December 31, 2006 was 1.67% as compared to 2.34% as of December 31, 2005.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2005 (in thousands of dollars):
	Years Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of year	$ 9,778	$ 9,983	$ 9,848	$ 7,674	$ 5,077
Charge-offs:
Commercial, financial and agricultural	1,659	1,246	1,060	2,182	136
Real estate mortgages	4	11	3	2	23
Consumer loans	482	516	577	630	710
Home equity	-	2	-	6	11
Total	2,145	1,775	1,640	2,820	880
Recoveries:
Commercial, financial and agricultural	38	13	53	83	48
Real estate mortgages	-	-	-	2	1
Consumer loans	187	257	222	209	145
Total	225	270	275	294	194
Net charge-offs	1,920	1,505	1,365	2,526	686
Provision charged to operations	125	1,300	1,500	4,700	3,283
Allowance for loan losses at end of year	$ 7,983 =======	$ 9,778 =======	$ 9,983 =======	$ 9,848 =======	$ 7,674 =======
Ratio of net charge-offs during year to average loans outstanding (1)	.43% =======	.37% =======	.35% =======	.61% ======	..16% =======

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB"), which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At December 31, 2006, the Corporation maintained a $144.4 million line of credit with the FHLB, as compared to $141.5 million at December 31, 2005.
========================================20====================================

During 2006, cash and cash equivalents increased $1.0 million, compared to a decrease of $27.2 million during 2005. In addition to cash provided by operating activities, other primary sources of cash during 2006 included proceeds from maturities and principal payments on securities totaling $53.9 million and an increase in deposits of $60.2 million. During 2005, in addition to cash provided by operating activities, other primary sources of cash included proceeds from maturities, sales and principal payments on securities totaling $74.8 million, a $15.8 million net increase in Federal Home Loan Bank advances and a $5.4 million increase in deposits.

Cash generated during 2006 was used primarily to fund a $59.0 million increase in net loans as well as net reductions in securities sold under agreements to repurchase and advances from the Federal Home Loan Bank in the amounts of $25.8 million and $12.9 million, respectively. Other significant uses of cash during 2006 included a $10.0 million contribution to the Corporation's defined benefit pension plan, $5.6 million for the purchase of premises and equipment, purchases of securities totaling $3.7 million, the payment of cash dividends in the amount of $3.4 million, and the purchase of treasury shares totaling $2.3 million. Cash generated during 2005 was used primarily to fund the purchase of securities totaling $64.8 million, a net increase in loans of $35.0 million and to reduce securities sold under agreements to repurchase by $27.6 million. Other significant uses of cash during 2005 included $3.9 million for the purchase of premises and equipment, the payment of cash dividends in the amount of $3.5 million and the purchase of treasury shares totaling $2.3 million.

The Corporation continues to maintain a strong capital position. As of December 31, 2006, the Corporation's ratio of Total Capital to Risk Weighted Assets was 17.11% compared with 18.06% a year earlier. The Corporation's leverage ratio (Tier I Capital/Average Assets) was 10.80% at December 31, 2006 and 10.71% at December 31, 2005. These ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared during 2006 totaled $3.422 million or $0.96 per share versus $3.471 million or $0.96 per share in 2005 and $3.433 million or $0.93 per share in 2004. Dividends declared during 2006 amounted to 51.9% of net income compared to 52.7% and 39.3% of 2005 and 2004 net income, respectively. It is management's objective to continue generating sufficient capital internally, while retaining an adequate dividend payout ratio to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 15, 2006, the Corporation's Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its then outstanding common shares, either through open market or privately negotiated transactions over a two-year period. This program replaced the share repurchase program that had been approved by the Board of Directors in November of 2004, and expired in November of 2006. Since the inception of the initial share repurchase program in November of 2004, a total of 153,361 treasury shares had been purchased through December 31, 2006, of which 11,800 shares were purchased under the program approved on November 15, 2006. During 2006, the Corporation purchased 73,496 shares at a total cost of $2.265 million or an average price of $30.82 per share. Additionally, during 2006, 10,156 shares were re-issued from treasury to fund the stock component of directors' 2005 compensation, distributions under the Corporation's directors' deferred stock plan and a stock grant to an executive officer. During 2005, 71,065 shares were purchased at a total cost of $2.288 million or an average price of $32.20 per share, and in 2004 there were 79,714 shares purchased at a total cost of $2.449 million (average of $30.72 per share).

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

=======================================21====================================

As of December 31, 2006, the Corporation has off-balance sheet arrangements as follows (in thousands of dollars):
	Commitment Maturity by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$ 11,320	$ 7,537	$ 283	$ -	$ 3,500
Unused portions of lines of credit (1)	72,390	72,390	-	-	-
Commitments to fund new loans	26,395	26,395	-	-	-
Total	$ 110,105 =========	$ 106,322 =========	$ 283 ========	$ - =======	$ 3,500 ========

(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $23,999,306, $17,285,121 and $2,073,611, respectively, at December 31, 2006.

Contractual Obligations

As of December 31, 2006, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):
		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Time Deposits (Note 7)	$ 230,613	$ 178,876	$ 38,447	$ 13,210	$ 80
Federal Home Loan Bank advances (Note 9)	27,900	17,900	-	-	10,000
Securities sold under agreements to repurchase (Note 8)	35,024	12,524	20,000	2,500	$ -
Agreement to purchase trust business from Partners Trust Bank	5,225	5,225	-	-	-
Operating leases	285	136	128	21	-
Other	1,807	989	402	246	170
Total	$ 300,854 =========	$ 215,650 =========	$ 58,977 ========	$ 15,977 ========	$ 10,250 =========

Results of Operations 2006 vs. 2005

Consolidated net income for 2006 totaled $6.589 million, essentially unchanged from 2005 net income of $6.590 million, while earnings per share increased 1.1% from $1.79 per share to $1.81 per share on 49,932 fewer average shares outstanding. Dividends declared per share were unchanged at $0.96 per share.

As discussed below, while net income for 2006 was impacted by higher operating expenses and lower net interest income, these factors were offset by higher non-interest income as well as a reduction in the provision for loan losses.

Despite a $4.6 million increase in average earning assets as compared to 2005, net interest income declined $191 thousand or 0.8% from $24.737 million in 2005 to $24.546 million in 2006, with the net interest margin decreasing 5 basis points from 3.74% to 3.69%. This reduction has been influenced by higher short term interest rates and a flat to inverted yield curve throughout 2006, with a 51 basis point increase in the yield on average earning assets from 5.44% to 5.95%, offset by an 80 basis point increase in the cost of average interest bearing liabilities from 2.27% to 3.07%. The increase in average earning assets resulted from a $46.3 million increase in average loans offset by a $32.5 million decrease in the average securities portfolio and a $9.3 million decrease in average federal funds sold and interest bearing deposits. The increase in average loans reflects growth in all portfolio segments, with average mortgages increasing $22.2 million, and average consumer loans and commercial loans increasing $12.9 million and $11.2 million, respectively. The decrease in average securities has been impacted by the flat to inverted yield curve, and the resulting inability to leverage quality securities purchases at acceptable interest rate spreads.

Total average funding liabilities, including non-interest bearing demand deposits, increased $5.6 million or 0.9% compared to the 2005 averages, as a $38.2 million increase in average deposits and a $7.8 million increase in average overnight borrowings under the Corporation's line of credit with the FHLB, were partially offset by a $29.3 million decrease in average term repurchase agreements funded through the FHLB and an $11.7 million decrease in average term advances from the FHLB. While average non-interest bearing demand deposits increased $7.0 million, average interest bearing deposits were up $31.2 million. The increase in average interest bearing deposits was reflected primarily in higher average time deposits and insured money market accounts of $37.8 million and $7.0 million, respectively, somewhat offset by an $8.6 million decrease in average savings balances and a $5.0 million decrease in average Now accounts. The decrease in average securities sold under agreements to
======================================22======================================

repurchase and term advances from the FHLB reflects the maturity or call of advances that had been utilized to leverage securities purchases. While average interest bearing liabilities decreased $1.4 million or 0.3%, interest expense increased $3.857 million or 34.4%, as the average cost of interest bearing liabilities rose 80 basis points, reflective of the fact that the increase in average deposits was primarily due to an increase in higher cost time and insured money market deposits.

As discussed more fully under the "Asset Quality" section of this discussion, with the level of non-performing loans having declined, and given the adequacy of the Corporation's allowance for loan losses, the provision for loan losses during 2006 decreased $1.175 million, from $1.300 million in 2005 to $125 thousand in 2006.

Non-interest income during 2006 increased $1.298 million or 10.0% from $13.014 million to $14.312 million. This increase was impacted to a great extent by a $566 thousand increase in service charges on deposit accounts as well as a $282 thousand increase in revenue derived from Other Real Estate Owned ("OREO'), these being properties acquired through foreclosure proceedings. The increase in service charges was due primarily to an increase in fees for insufficient funds, as this fee was increased during the first quarter of 2006. The increase in revenue from OREO was due principally to the operation of a golf course which the Corporation acquired in the first quarter of 2006. While this property was listed for sale, management determined that the marketability of the course would be enhanced by its ongoing operation, and the revenue received would help to offset maintenance costs which would have been incurred whether or not the golf course was in operation. In addition to the foregoing, other significant increases during 2006 included a $251 thousand increase in revenue from the Corporation's equity investment in Cephas Capital Partners, LP, a Small Business Investment Company limited partnership, a $130 thousand increase in debit card interchange fee income and a $43 thousand increase in credit card merchant revenue. A $194 thousand decrease in trust and investment services revenue was due in large part to a decline in revenue from estates resulting from the settlement of a large estate during the fourth quarter of 2005.

Operating expenses during 2006 increased $2.208 million or 8.1%, from $27.315 million to $29.523 million. This increase was partially driven by the Corporation's expansion into Tompkins and Broome counties, as the Corporation opened a full service office in Tompkins County and a representative office in Broome County during the fourth quarter of 2005, with a second full service office in Tompkins County opened during the second quarter of 2006. Expenses related to these offices totaled approximately $1.335 million during 2006 compared to $384 thousand in 2005, an increase of $951 thousand. Additionally, during the fourth quarter of 2006, the Corporation incurred charges related to the replacement of its mainframe computer system and a change in ATM processing vendors in the amounts of $153 thousand and $191 thousand, respectively. Items that had the greatest impact on the total operating expense increase included a $496 thousand increase in salaries and wages, a $640 thousand increase in data processing costs, a $581 thousand increase in costs associated with OREO and a $378 thousand increase in net occupancy expenses. The increase in salaries and wages is primarily related to merit increases effective in January of 2006, as well as increased staffing related to the above mentioned expansions. The increase in data processing costs is reflected primarily in higher credit and debit card processing costs, as well as an increase in software maintenance and charges mentioned above related to the early termination of a contract with our former ATM processing vendor. The increase in OREO expenses is primarily due to the aforementioned operation of the golf course acquired through foreclosure. The occupancy cost increase was primarily due to the above mentioned expansion as well as higher depreciation, maintenance, utilities and real estate taxes associated with other properties. The increases noted above were somewhat offset primarily by a $226 thousand decrease in pension and other employee benefits, as reductions in post-retirement medical benefits and health insurance costs of $209 thousand and $215 thousand, respectively, were somewhat offset primarily by a $124 thousand increase in pension expense. The reduction in post-retirement medical benefits resulted from an amendment to this plan effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self insured plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for retirees age 65 and older who reside in the designated plan area is provided under a group plan offered through Blue Cross, Blue Shield called Medicare Blue PPO, with the retiree paying 100% of the cost of coverage. Current retirees age 65 and older who reside outside of the designated area, as well as current and future retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, with the retiree contribution increasing from 40% to 50%. The decrease in health insurance costs during 2006 reflects much improved experience under the Corporation's self insured plan. As noted above, these decreases were somewhat offset by a $124 thousand increase in pension expense. This increase was due primarily to an increase in amortization of prior
======================================23=====================================

years' unrecognized actuarial losses. During the fourth quarter of 2006, the Corporation made a $10.0 million tax-deductible contribution to the plan. It is expected that this contribution will significantly decrease future years' pension expense. With this contribution, plan assets at December 31, 2006 exceeded the projected benefit obligation by approximately $9.9 million.

A $75 thousand increase in income tax expense reflects an increase in pre-tax income, as well as an increase in the Corporation's effective tax rate from 27.9% to 28.5%. While the state tax expense decreased due primarily to a higher New York State mortgage recording tax credit, this was offset by an increase in federal income taxes resulting from a reduced level of tax exempt interest income as well as the lower state income tax deduction.

Results of Operations 2005 vs. 2004

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

Total average funding liabilities during 2005 decreased $30.1 million or 4.6%, due to an $11.8 million decrease in average deposits and a $22.0 million decrease in average securities sold under agreements to repurchase funded through the Federal Home Loan Bank of New York. Average non-interest bearing demand deposit balances increased $8.1 million as both personal and non-personal account averages increased. Average interest bearing deposits decreased $19.9 million, impacted primarily by decreases in average insured money market and time deposit balances of $13.5 million and $7.1 million, respectively. The decrease in these deposits is related to the fact that absent loan growth during 2004, and given the continuing low yields on investments, we had not been aggressive in the pricing of these deposit products. As loans have grown during 2005, we have become more aggressive in pricing strategy, particularly in the pricing of time deposit products. The decrease in average securities sold under agreements to repurchase reflects the fact that during 2005, $29.0 million of advances matured. These advances had been utilized to leverage the purchase of investment securities. With the flat yield curve however, available spreads have narrowed significantly, thus impacting the ability of the Corporation to obtain a spread sufficient to offset the future interest rate risk associated with these transactions. While average interest-bearing liabilities during 2005 decreased by $38.2 million or 7.2%, interest expense increased $276 thousand or 2.5%, as the average cost of funds, including the impact of non-interest bearing funding sources (such as demand deposits), increased 12 basis points to 1.79%.

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

======================================24======================================

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

Operating expenses during 2005 increased $1.833 million or 7.2%, from $25.482 million to $27.315 million. This increase was partially driven by the Corporation's expansion into Tompkins and Broome counties, as the Corporation opened a full service office in Tompkins County and a representative office in Broome County during the fourth quarter of 2005. A second full service office in Tompkins County is expected to be open during the second quarter of 2006. Costs associated with these expansion efforts totaled approximately $384 thousand during 2005. Items having the greatest impact on the total operating expense increase included a $954 thousand increase in salaries and wages, a $311 thousand increase in net occupancy expenses and a $257 thousand increase in directors' compensation. The increase in salaries and wages is primarily related to merit increases effective in January of 2005 and a fourth quarter staff bonus, as well as increased staffing related to the above mentioned expansions. The net occupancy cost increase was driven primarily by higher depreciation, maintenance, utilities and rent. The $257 thousand increase in directors' annual compensation reflects the addition of a stock based component to directors' compensation during the fourth quarter of 2005. Other areas impacting the operating expense increase included increases in bank relations (+ $114 thousand), loan and ORE expenses (+ $111 thousand) and data processing and software expenses (+ $98 thousand). The increases noted above were somewhat offset primarily by a $160 thousand decrease in professional services fees due to lower consulting costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, pension and other employee benefits decreased $56 thousand, as a $209 thousand decrease in pension expense was partially offset primarily by increases in post-retirement medical benefits and payroll taxes of $69 thousand and $58 thousand, respectively, as well as a $16 thousand increase in workers compensation costs. The reduction in pension expense resulted primarily from a greater than expected rate of return on market value of assets and the $2.280 million company contribution to the plan during 2004, partially offset by a decrease in the discount rate used in determining future benefit obligations. Based upon actuarial estimates for 2006, we expect that the pension expense during 2006 will increase approximately $162 thousand, primarily due to a reduction in the discount rate, partially offset by anticipated earnings on a $1.323 million company contribution to the plan in 2005, the maximum contribution allowed under existing IRS regulations.

The $1.265 million decrease in income tax expense is primarily related to the $3.408 million decrease in pre-tax income, resulting in a reduction in the effective tax rate from 30.4% to 27.9%.

=======================================25=====================================

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2006	2005	2004	2003	2002	2001	% Change 2005 to 2006	Compounded Annual Growth 5 Years
Net interest income	$24,546	$24,737	$25,257	$25,864	$27,069	$27,282	-0.8%	-2.1%
Provision for loan losses	125	1,300	1,500	4,700	3,283	1,100	-90.4%	-35.3%
Net interest income after provision for loan losses	24,421	23,437	23,757	21,164	23,786	26,182	4.2%	-1.4%
Other operating income:
Trust and investment services income	4,901	5,095	4,725	4,501	4,513	4,554	-3.8%	1.5%
Securities gains (losses), net	27	6	602	1,185	(459)	491	350.0%	-44.0%
Net gains on sales of loans held for sale	103	107	983	245	9	-	-3.7%	N/A
Other income	9,281	7,806	7,958	7,415	6,318	5,310	18.9%	11.8%
Total other operating income	14,312	13,014	14,268	13,346	10,381	10,355	10.0%	6.7%
Other operating expenses	29,523	27,315	25,482	25,020	25,405	24,052	8.1%	4.2%
Income before income tax expense	9,210	9,136	12,544	9,490	8,762	12,485	0.8%	-5.9%
Income tax expense	2,621	2,546	3,811	2,537	2,222	3,992	2.9%	-8.1%
Net income	$ 6,589 =======	$ 6,590 =======	$ 8,733 =======	$ 6,953 =======	$ 6,540 =======	$ 8,493 =======	$ 0.0% ======	-5.0% ======

===========================================26=================================

AVERAGE BALANCES AND YIELDS

For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2006			2005			2004
Assets (Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$ 449,694	$30,312	6.74%	$ 403,361	$25,189	6.24%	$ 388,242	$23,796	6.13%
Taxable securities	188,038	8,210	4.37	218,033	9,438	4.33	256,480	11,170	4.36
Tax-exempt securities	25,620	978	3.82	28,091	1,004	3.58	30,491	1,013	3.32
Federal funds sold	2,170	108	5.00	11,102	307	2.77	15,877	214	1.35
Interest-bearing deposits	350	17	4.73	716	21	2.93	773	10	1.26

Total earning assets	665,872	39,625	5.95%	661,303	35,959	5.44%	691,863	36,203	5.23%

Non-earning assets:
Cash and due from banks	22,537			23,696			23,502
Premises and equipment, net	19,781			17,265			17,161
Other assets	20,121			17,024			15,528
Allowance for loan losses	(9,503)			(10,203)			(10,223)
AFS valuation allowance	3,219			6,259			8,261
Total	$ 722,027 ==========			$ 715,344 ==========			$ 746,092 ==========

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Now and super now deposits	$ 38,249	177	0.46%	$ 43,301	174	0.40%	$ 41,959	149	0.36%
Savings and insured money market deposits	165,258	2,603	1.57	166,814	1,648	0.99	180,934	1,291	0.71
Time deposits	225,165	9,266	4.12	187,316	5,597	2.99	194,395	5,073	2.61
Federal Home Loan Bank advances and securities sold under agreements to repurchase	63,250	3,033	4.80%	95,909	3,803	3.96	114,292	4,433	3.88

Total interest-bearing liabilities	491,922	15,079	3.07%	493,340	11,222	2.27%	531,580	10,946	2.06%

Non-interest-bearing liabilities:
Demand deposits	139,626			132,618			124,521
Other liabilities	9,259			7,866			9,074
Total liabilities	640,807			633,824			665,175
Shareholders' equity	81,220			81,520			80,917
Total	$ 722,027 ==========			$ 715,344 ==========			$ 746,092 ==========

Net interest income		$24,546 =======			$24,737 =======			$25,257 =======

Net interest rate spread			2.88% =====			3.17% =====			3.17% =====

Net interest margin			3.69% =====			3.74% =====			3.65% =====

==========================================27===========================================

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
	2006 vs. 2005			2005 vs. 2004
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate
Loans	$ 5,123	3,029	2,094	$ 1,393	938	455
Taxable investment securities	(1,228)	(1,308)	80	(1,732)	(1,665)	(67)
Tax-exempt investment securities	(26)	(91)	65	(9)	(83)	74
Federal funds sold	(199)	(347)	148	93	(79)	172
Interest-bearing deposits	(4)	(13)	9	11	(1)	12

Total interest income	$ 3,666	250	3,416	$ (244)	(1,632)	1,388

Interest expense (in thousands)
Interest-bearing demand deposits	$ 3	(22)	25	$ 25	5	20
Savings and insured money market deposits	955	(16)	971	357	(107)	464
Time deposits	3,669	1,280	2,389	524	(190)	714
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(770)	(1,464)	694	(630)	(727)	97

Total interest expense	$ 3,857	(32)	3,889	$ 276	(821)	1,097

Net interest income	$ (191)	282	(473)	$ (520)	(811)	291

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At December 31, 2006, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 3.26% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 3.72%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2006, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 6.03% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.48%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2006.

======================================28======================================

ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. Adoption of SFAS 158 on the Corporation's defined benefit pension plan, other postretirement plan and a supplemental pension plan had the following effect on individual line items in the 2006 balance sheet:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No.158
Asset for pension benefits	$ 12,936,623	$(3,005,679)	$ 9,930,944
Liability for postretirement benefits	$ 2,767,820	$(1,483,719)	$ 1,284,101
Liability for supplemental pension benefits	$ 690,718	$ 133,333	$ 824,051
Deferred income taxes	$ 1,020,898	$ (644,736)	$ 376,162
Total Assets	$741,175,870	$(3,005,965)	$738,169,905
Total liabilities	$658,404,064	$(1,995,408)	$656,408,656
Accumulated other comprehensive income	$ 2,926,111	$(1,010,557)	$ 1,915,554
Total stockholders' equity	$ 82,771,806	$(1,010,557)	$ 81,761,249

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 at December 31, 2006, resulted in the recording of $310,950 to retained earnings as of January 1, 2006. This was an accumulation of prior years' over accrual of Federal and State income tax liabilities, which were not material to any one period presented.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R revises SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to recognize in its financial statements the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the fair value of the award on the grant-date and will be recognized over the period for which an employee is required to provide service in exchange for the award. Adoption of the standard on January 1, 2006 had no effect on the Corporation's financial statements. The Corporation has no stock option plans and the stock award of 1,000 shares granted in 2006 vested immediately and was expensed, which is consistent with prior guidance.

Newly Issued But Not Yet Effective Accounting Standards

In September 2006, FASB released Financial Interpretation No. 48 (FIN 48). This Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and a measurement attribute to determine whether a tax position will ultimately be sustained. Adoption of FIN 48 is not expected to have a material impact on the Corporation's financial statements.

=====================================29=======================================

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Corporation is evaluating the potential impact of this guidance at this time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-1 through F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our Vice Chairman and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Vice Chairman and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2006.

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

As of December 31, 2006 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal
=======================================30=====================================

control over financial reporting established in the "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on the specified criteria.

Crowe Chizek and Company LLC, an independent registered public accounting firm, which audited the Corporation's 2006 financial statements included in this report, has issued an attestation report on management's assessment of the Corporation's internal controls over financial reporting.

/s/ Jan P. Updegraff

Vice Chairman and Chief Executive Officer

/s/ John R. Battersby, Jr.

Treasurer and Chief Financial Officer

========================================31===================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Chemung Financial Corporation

Elimra, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Chemung Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemung Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Chemung Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Chemung Financial Corporation as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey

March 12, 2007

=======================================32=====================================

Item 9B. OTHER INFORMATION

Employment Contract Addendum, dated November 30, 2006 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman and Chief Executive Officer was not filed on Form 8-K as required. Information responsive to this item is being filed herewith as Exhibit 10.5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2007 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2007 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2007 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2007 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2007 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements of the Corporation appear on pages F-1 through F-29 of this report and are incorporated in Part II, Item 8:
Report of Independent Registered Public Accounting Firm-Crowe Chizek and Company LLC
Report of Independent Registered Public Accounting Firm-KPMG LLP
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the three years ended December 31, 2006
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2006
Consolidated Statements of Cash Flows for the three years ended December 31, 2006
Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulations of the Securities & Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

======================================33======================================

  The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation's Securities Exchange Act file number is 000-13888.
Exhibit 2.1

Merger Agreement dated October 12, 2006 between Chemung Canal Trust Company and Partners Trust Financial Group, Inc. entered into as a Trust Company Agreement and Plan of Merger. Filed as Exhibit 2.1 on Form 8-K and incorporated herein by reference.

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

3.3	Bylaws of the Registrant, as amended to July 7, 2006. Filed as Exhibit 3.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
3.4

Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998. Filed as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10.1

Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

10.2

Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

10.3	Amended and Restated Deferred Directors' Fee Plan. Filed as Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
10.4

Employment Agreement dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer. Filed as Exhibit 10.4 to Registrants' Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.5	Employment Contract Addendum dated as of November 30, 2006 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman and Chief Executive Officer. Filed herewith.
10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
21	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm. Filed herewith.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Vice Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350. Filed herewith.

=========================================34====================================

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages F-1 to F-29

=======================================35====================================

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Chemung Financial Corporation

Elmira, New York

We have audited the accompanying consolidated balance sheet of Chemung Financial Corporation as of December 31, 2006 and the related consolidated statements of income, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Chemung Financial Corporation as of December 31, 2005 and for the years ended December 31, 2005 and 2004 were audited by other auditors whose report dated March 3, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for defined benefit pension and other postretirement plans to comply with newly issued accounting standards.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in the Current Year Financial Statements" and accordingly, adjusted assets and liabilities at the beginning of 2006 with off-setting adjustment to the opening balance of retained earnings.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chemung Financial Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey

March 12, 2007

========================================F1====================================

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chemung Financial Corporation:

We have audited the accompanying consolidated balance sheet of Chemung Financial Corporation and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, NY

March 3, 2006

=======================================F2=====================================

CONSOLIDATED FINANCIAL STATEMENTS
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
ASSETS	2006	2005

Cash and due from financial institutions	$ 26,343,804	$ 25,064,730
Interest-bearing deposits in other financial institutions	246,470	493,308
Total cash and cash equivalents	26,590,274	25,558,038

Securities available for sale, at estimated fair value	184,829,551	232,979,100
Securities held to maturity, estimated fair value of $6,876,509 at December 31, 2006, and $8,605,093 at December 31, 2005	6,866,209	8,586,217
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,604,750	5,356,350
Loans, net of deferred origination fees and costs, and unearned income	477,663,879	418,685,213
Allowance for loan losses	(7,983,256)	(9,777,643)
Loans, net	469,680,623	408,907,570

Premises and equipment, net	21,722,094	18,707,986
Goodwill	1,516,666	1,516,666
Other intangible assets, net	961,156	1,358,877
Other assets	22,398,582	15,068,328
Total assets	$738,169,905 =============	$718,039,132 =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$151,600,733	$139,613,838
Interest-bearing	433,491,144	385,323,240
Total deposits	585,091,877	524,937,078
Securities sold under agreements to repurchase	35,023,948	60,855,665
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	7,900,000	20,800,000
Accrued interest payable	1,323,296	1,059,893
Dividends payable	848,989	863,773
Other liabilities	6,220,546	8,344,726
Total liabilities	656,408,656	636,861,135
Commitments and contingencies (note 15)

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 shares issued at December 31, 2006 and 2005	43,001	43,001
Additional paid-in capital	22,652,405	22,787,587
Retained earnings	76,646,395	73,168,903
Treasury stock, at cost (764,420 shares at December 31, 2006; 701,080 shares at December 31, 2005)	(19,496,106)	(17,484,680)
Accumulated other comprehensive income	1,915,554	2,663,186
Total shareholders' equity	81,761,249	81,177,997
Total liabilities and shareholders' equity	$738,169,905 =============	$718,039,132 =============

See accompanying notes to consolidated financial statements.

=======================================F3=====================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2006	2005	2004

Interest and dividend income:
Loans, including fees	$30,311,710	25,188,575	23,795,970
Taxable securities	8,209,994	9,438,529	11,170,040
Tax exempt securities	977,913	1,004,524	1,013,124
Federal funds sold	108,403	306,809	213,595
Interest-bearing deposits	16,497	20,945	9,745
Total interest and dividend income	39,624,517	35,959,382	36,202,474

Interest expense:
Deposits	12,045,133	7,419,238	6,512,622
Borrowed funds	1,003,001	1,163,813	1,101,423
Securities sold under agreements to repurchase	2,030,413	2,638,918	3,331,669
Total interest expense	15,078,547	11,221,969	10,945,714

Net interest income	24,545,970	24,737,413	25,256,760

Provision for loan losses	125,000	1,300,000	1,500,000
Net interest income after provision for loan losses	24,420,970	23,437,413	23,756,760

Other operating income:
Trust & investment services income	4,900,833	5,094,625	4,725,087
Service charges on deposit accounts	4,399,611	3,834,057	4,199,111
Net gain on securities transactions	26,570	6,000	602,308
Net gain on sales of loans held for sale	103,425	106,771	983,535
Credit card merchant earnings	1,523,250	1,479,955	1,357,164
Other	3,358,405	2,492,375	2,401,153
Total other operating income	14,312,094	13,013,783	14,268,358

Other operating expenses:
Salaries and wages	10,823,084	10,326,758	9,372,678
Pension and other employee benefits	2,698,211	2,924,469	2,980,521
Net occupancy expenses	2,973,000	2,595,160	2,283,746
Furniture and equipment expenses	2,041,548	1,974,876	1,906,764
Amortization of intangible assets	397,719	397,719	397,719
Other	10,589,657	9,096,585	8,540,390
Total other operating expenses	29,523,219	27,315,567	25,481,818
Income before income tax expense	9,209,845	9,135,629	12,543,300
Income tax expense	2,621,279	2,546,088	3,810,646
Net income	$ 6,588,566 ===========	6,589,541 ===========	8,732,654 ===========

Weighted average shares outstanding	3,638,905 ===========	3,688,837 ===========	3,771,600 ===========

Basic and diluted earnings per share	$1.81 ===========	$1.79 ===========	$2.32 ===========

See accompanying notes to consolidated financial statements.

======================================F4======================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
	Common Stock	Additional paid-in capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2003	$ 43,001	$22,506,573	$64,750,787	$(13,071,791)	$ 5,764,302	$79,992,872

Comprehensive Income:
Net income	-	-	8,732,654	-	-	8,732,654
Change in unrealized loss on securities AFS, net of tax	-	-	-	-	(798,743)	(798,743)
Total comprehensive income						7,933,911
Restricted stock units for directors' deferred compensation plan	-	151,243	-	-	-	151,243
Cash dividends declared ($.93 per share)	-	-	(3,432,998)	-	-	(3,432,998)
Purchase of 79,714 shares of treasury stock	-	-	-	(2,448,556)	-	(2,448,556)
Balances at December 31, 2004	$ 43,001	22,657,816	70,050,443	(15,520,347)	4,965,559	82,196,472

Comprehensive Income:
Net income	-	-	6,589,541	-	-	6,589,541
Change in unrealized loss on securities AFS, net of tax	-	-	-	-	(2,302,373)	(2,302,373)
Total comprehensive income						4,287,168
Restricted stock units for directors' deferred compensation plan	-	160,252	-	-	-	160,252
Directors' compensation stock grants	-	240,898	-	-	-	240,898
Distribution of 13,245 shares restricted stock units for directors' deferred compensation plan	-	(271,379)	-	323,752	-	52,373
Cash dividends declared ($.96 per share)	-	-	(3,471,081)	-	-	(3,471,081)
Purchase of 71,065 shares of treasury stock	-	-	-	(2,288,085)	-	(2,288,085)
Balances at December 31, 2005	$ 43,001	22,787,587	73,168,903	(17,484,680)	2,663,186	81,177,997

Impact from adopting SEC Staff Accounting Bulletin 108 ( SAB 108)	-	-	310,950	-	-	310,950
Comprehensive Income:
Net income	-	-	6,588,566	-	-	6,588,566
Change in unrealized gain on securities AFS, net	-	-	-	-	262,925	262,925
Total comprehensive income						6,851,491
Adjustment to initially apply SFAS No. 158 net of tax (note 11)	-	-	`	-	(1,010,557)	(1,010,557)
Restricted stock units for directors' deferred compensation plan	-	82,241	-	-	-	82,241
Distribution of 7,963 shares of treasury stock for directors' compensation	-	(198,597)	-	198,597	-	-
Distribution of 1,193 shares restricted stock units for directors' deferred compensation plan	-	(26,436)	-	29,897	-	3,461
Distribution of 1,000 shares of treasury stock for employee compensation	-	7,610	-	25,390	-	33,000
Cash dividends declared ($.96 per share)	-	-	(3,422,024)	-	-	(3,422,024)
Purchase of 73,496 shares of treasury stock	-	-	-	(2,265,310)	-	(2,265,310)
Balances at December 31, 2006	$ 43,001 ==========	$22,652,405 ============	$76,646,395 ============	$(19,496,106) =============	$ 1,915,554 ============	$81,761,249 ============

See accompanying notes to consolidated financial statements.

============================================F5=========================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2006	2005	2004

Cash flows from operating activities:

Net income	$ 6,588,566	$ 6,589,541	$ 8,732,654
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	397,719	397,719	397,719
Deferred income tax expense	3,980,216	391,994	412,775
Provision for loan losses	125,000	1,300,000	1,500,000
Depreciation and amortization of fixed assets	2,604,689	2,414,031	2,266,780
Amortization of premiums on securities, net	111,340	221,635	427,331
Accretion of deferred gain on sale of credit cards	(103,425)	(103,425)	(17,238)
Gain on sales of loans held for sale, net	-	(3,346)	(966,297)
Proceeds from sales of loans held for sale	-	207,746	11,466,589
Loans originated and held for sale	-	(204,400)	(2,349,153)
Net gain on securities transactions	(26,570)	(6,000)	(602,308)
Decrease in other assets	4,215,165	974,461	867,550
Increase (decrease) in accrued interest payable	263,403	(34,016)	(30,277)
Expense related to employee stock compensation	33,000	-	-
Expense related to restricted stock units for directors' deferred compensation plan	82,241	160,252	151,243
Directors' compensation stock grants	241,282	240,898	-
(Decrease) increase in other liabilities	(7,209,568)	2,693,505	(3,128,325)
Origination of student loans	(5,544,071)	(5,190,206)	(4,867,211)
Proceeds from sales of student loans	4,547,836	4,614,993	2,552,049

Net cash provided by operating activities	10,306,823	14,665,382	16,813,881

Cash flows from investing activities:

Proceeds from sales of securities available for sale	-	6,774	18,229,029
Proceeds from maturities of and principal collected on securities available for sale	48,495,448	63,289,208	75,973,383
Proceeds from maturities of and principal collected on securities held to maturity	5,442,336	11,499,851	9,732,868
Purchases of securities available for sale	-	(57,120,890)	(61,269,801)
Purchases of securities held to maturity	(3,722,326)	(7,702,497)	(10,787,148)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(17,168,050)	(7,157,750)	(1,566,200)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	18,919,650	7,745,800	1,090,000
Pension Contribution	(10,000,000)	(1,323,439)	(2,280,056)
Purchases of premises and equipment	(5,618,797)	(3,908,851)	(2,008,339)
Net increase in loans	(61,343,812)	(34,994,144)	(1,309,059)

Net cash (used) provided by investing activities	(24,995,551)	(29,665,938)	25,804,677

======================================F6======================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (con't)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	16,261,222	4,066,336	(15,308,690)
Net increase (decrease) in time deposits and individual retirement accounts	43,893,577	1,311,144	(16,183,039)
Net (decrease) increase in securities sold under agreements to repurchase	(25,831,717)	(27,648,855)	9,469,724
Proceeds from Federal Home Loan Bank term advances	10,000,000	-	-
Proceeds from Federal Home Loan Bank overnight advances	7,900,000	20,800,000	-
Repayments of Federal Home Loan Bank overnight advances	(20,800,000)	-	-
Repayment of Federal Home Loan Bank term advances	(10,000,000)	(5,000,000)	-
Purchase of treasury stock	(2,265,310)	(2,288,085)	(2,448,556)
Cash dividends paid	(3,436,808)	(3,484,958)	(3,414,763)
Net cash provided (used) by financing activities	15,720,964	(12,244,418)	(27,885,324)

Net increase (decrease) in cash and cash equivalents	1,032,236	(27,244,974)	14,733,234

Cash and cash equivalents, beginning of year	25,558,038	52,803,012	38,069,778

Cash and cash equivalents, end of year	$26,590,274 ============	$25,558,038 =============	$52,803,012 ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,815,145 ============	$11,255,985 ============	$10,975,993 ============
Income taxes	$ 1,842,295 ============	$ 108,346 ============	$ 7,107,295 ============

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 1,545,418 ============	$ 155,759 ============	$ 97,798 ============
Transfer of loans to loans held for sale	$ - ============	$ - ============	$11,006,690 ============
Adjustment of securities available for sale to fair value, net of tax	$ 262,925 ============	$(2,302,373) ============	$ (798,743) ============
Adjustment to initially apply SFAS No. 158, net of tax	$ 1,010,557 ============	$ - ============	$ - ============
Settlement of pending purchase of security	$ - ============	$ - ============	$ 2,000,000 ============
Adjustment due to adoption of SEC Staff Accounting Bulletin 108 (SAB 108)	$ 310,950 ============	$ - ============	$ - ============

See accompanying notes to consolidated financial statements.

=================================================F7===================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004

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

FEDERAL HOME LOAN BANK (FHLB) AND FEDERAL RESERVE BANK (FRB) STOCK:

The Bank is a member of both the FHLB and FRB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, while FRB members are required to own a certain amount of stock based on a percentage of the Bank's capital stock and surplus. FHLB and FRB stock are carried at cost and classified as non-marketable equities. Cash dividends are reported as income.

LOANS

Loans are stated at the amount of unpaid principal balance less unearned discounts and net deferred origination fees and costs. The Corporation has the ability and intent to hold its loans for the foreseeable future, except for student loans, which are sold to a third party upon reaching repayment status.

Certain mortgage loans are originated with the intent to sell. Loans held for sale are recorded at the lower of cost or fair value. Loans held for sale, as well as the commitments to sell the loans that are originated for sale, are regularly evaluated for changes in fair value. If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market rates.

Interest on loans is accrued and credited to operations using the interest method. The accrual of interest is generally discontinued and previously accrued interest is reversed when commercial loans become 90 days delinquent, and when consumer, mortgage and home equity loans, which are not guaranteed by government agencies, become 120 days delinquent. Loans may also be placed on non-accrual status if management believes such ===================================F8========================================

classification is otherwise warranted. Loans are returned to accrual status when they become current as to principal and interest or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest. Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield, using the interest method.

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

Management, after considering current information and events regarding the borrower's ability to repay their obligations, classifies a loan as impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral, less the estimated costs to sell, if the loan is collateral dependent. Residential mortgage loans and consumer loans are evaluated collectively since they are homogeneous and generally carry smaller balances. All loans restructured in a troubled debt restructuring are also considered impaired loans. In general, interest income on impaired loans is recorded on a cash basis when collection in full is reasonably expected. If full collection is uncertain, cash receipts are applied first to principal, then to interest income.

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

=====================================F9======================================

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method based on contractual rates applied to the balances of individual trust accounts. The market value of trust assets under administration totaled $1.483 billion at December 31, 2006 and $1.407 billion at December 31, 2005.

PENSION PLAN

Pension costs, based on actuarial computations of benefits for employees, are charged to current operating results. The Corporation's funding policy is to contribute amounts to the plan sufficient to meet minimum regulatory funding requirements, plus such additional amounts as the Corporation may determine to be appropriate from time to time.

POSTRETIREMENT BENEFITS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements. Postretirement life insurance benefits are also provided to certain employees who retired prior to July 1981. This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside in the Central New York geographic area is provided under a group sponsored plan with Blue Cross Blue Shield called Medicare Blue PPO, with the retiree paying 100% of the cost of coverage. Blue Cross Blue Shield assumes full liability for the payment of health care benefits incurred after July 1, 2006. Current Medicare eligible retirees who reside outside of the Central New York geographic area, as well as current and future retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, with the retiree contribution increasing from 40% to 50%. Employees who retire after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan. Additionally, effective July 1, 2006, dental benefits were eliminated for all retirees.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and core deposit intangibles carried on the Corporation's consolidated financial statements were $1.5 million and $1.0 million, respectively, at December 31, 2006.

In accordance with generally accepted accounting standards, the company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

The Corporation's core deposit intangible resulted from the purchase of deposits from the Resolution Trust Company in 1994 and is being amortized to expense over the expected useful life of 15 years. The balance is reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.

Based on these impairment reviews, the Corporation determined that goodwill and core deposit intangible assets were not impaired at December 31, 2006.

BASIC EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Issuable shares including those related to directors' deferred restricted stock units plan and directors stock compensation are considered outstanding and are included in the computation of basic earnings per share as they are earned. The Corporation has no other potentially dilutive stock compensation or stock award arrangements. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits with other financial institutions, federal funds sold, and U.S. Treasury securities with original terms to maturity of 90 days or less.

======================================F10=====================================

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

ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. Adoption of SFAS 158 on the Corporation's defined benefit pension plan, other postretirement plan and a supplemental pension plan had the following effect on individual line items in the 2006 balance sheet:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No.158
Asset for pension benefits	$ 12,936,623	$(3,005,679)	$ 9,930,944
Liability for postretirement benefits	$ 2,767,820	$(1,483,719)	$ 1,284,101
Liability for supplemental pension benefits	$ 690,718	$ 133,333	$ 824,051
Deferred income taxes	$ 1,020,898	$ (644,736)	$ 376,162
Total Assets	$741,175,870	$(3,005,965)	$738,169,905
Total liabilities	$658,404,064	$(1,995,408)	$656,408,656
Accumulated other comprehensive income	$ 2,926,111	$(1,010,557)	$ 1,915,554
Total stockholders' equity	$ 82,771,806	$(1,010,557)	$ 81,761,249

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 at December 31, 2006, resulted in the recording of $310,950 to retained earnings as of January 1, 2006. This was an accumulation of prior years' over accruals of Federal and State income tax liabilities, which were not material to any one period presented.

======================================F11====================================

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R revises SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to recognize in its financial statements the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the fair value of the award on the grant-date and will be recognized over the period for which an employee is required to provide service in exchange for the award. Adoption of the standard on January 1, 2006 had no effect on the Corporation's financial statements. The Corporation has no stock option plans and the stock award of 1,000 shares granted in 2006 vested immediately and was expensed, which is consistent with prior guidance.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNT STANDARDS

In September 2006, FASB released Financial Interpretation No. 48 (FIN 48). This Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and a measurement attribute to determine whether a tax position will ultimately be sustained. Adoption of FIN 48 is not expected to have a material impact on the Corporation's financial statements.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Corporation is evaluating the potential impact of this guidance at this time.

(2) RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was $750,000 at December 31, 2006.

(3) SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2006 and 2005 are as follows:
	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 81,735,482	$ 80,133,906	$ 106,718,628	$ 104,698,484
Mortgage-backed securities	71,427,061	69,205,540	89,412,108	87,104,411
Obligations of states and political subdivisions	17,021,991	17,083,861	19,106,638	19,215,241
Corporate bonds and notes	9,123,500	9,275,322	12,650,753	13,026,000
Corporate stocks	728,542	9,130,922	728,670	8,934,964
Total	$ 180,036,576 =============	$ 184,829,551 =============	$ 228,616,797 =============	$ 232,979,100 =============

Gross unrealized gains and losses on securities available for sale at December 31, 2006 and 2005, were as follows:
	2006		2005
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ -	$ 1,601,576	$ 10,384	$ 2,030,529
Mortgage-backed securities	24,257	2,245,778	76,513	2,384,210
Obligations of states and political subdivisions	128,340	66,470	225,128	116,524
Corporate bonds and notes	258,465	106,643	390,518	15,271
Corporate stocks	8,402,380	-	8,206,294	-
Total	$ 8,813,442 ===========	$ 4,020,467 ===========	$ 8,908,837 ===========	$ 4,546,534 ===========

Gross realized gains on sales of securities available for sale were $26,570, $6,000, and $749,710 for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized losses on sales of securities available for sale were $147,402 for the year ended December 31, 2004. There were no realized losses on sales of securities available for sale for the years ended December 31, 2006 and 2005.

=========================================F12==================================

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2006, for debt securities available for sale are as follows:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 10,000,000	$ 9,906,430	$ 56,806,465	$ 55,696,003
Mortgage-backed securities	720,672	722,676	63,313,482	61,355,869
Obligations of states and political subdivisions	4,370,736	4,383,022	8,468,177	8,513,665
Corporate bonds and notes	6,623,500	6,869,637	-	-
Total	$ 21,714,908 ============	$21,881,765 ===========	$128,588,124 ============	$125,565,537 ============
	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 14,929,017	$14,531,473	$ -	$ -
Mortgage-backed securities	7,392,907	7,126,995	-	-
Obligations of states and political subdivisions	4,183,078	4,187,174	-	-
Corporate bonds and notes	2,500,000	2,405,685	-	-
Total	$ 29,005,002 ============	$28,251,327 ===========	$ - ============	$ - ============

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Temporarily impaired investments in securities available for sale and held to maturity that had been in a continuous unrealized loss position at December 31, 2006 and December 31, 2005 were as follows:
	Less than 12 months		12 months or longer		Total
2006	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ -	$ -	$ 80,133,906	$1,601,576	$80,133,906	$1,601,576
Mortgage-backed securities	5,699,312	9,930	61,370,391	2,235,848	67,069,703	2,245,778
Obligations of states and political subdivisions	5,061,655	15,984	5,215,010	105,473	10,276,665	121,457
Corporate bonds and notes	4,896,963	103,038	1,246,341	3,605	6,143,304	106,643
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$ 15,657,930 ============	$ 128,952 ==========	$147,965,648 ============	$3,946,502 ==========	$163,623,578 ============	$4,075,454 ==========

	Less than 12 months		12 months or longer		Total
2005	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S. Government and US Government sponsored enterprises	$ 39,277,404	$ 642,052	$ 55,410,695	$1,388,477	$94,688,099	$2,030,529
Mortgage-backed securities	25,796,526	426,412	52,266,433	1,957,798	78,062,959	2,384,210
Obligations of states and political subdivisions	11,550,041	131,655	1,546,715	52,476	13,096,756	184,132
Corporate bonds and notes	1,234,375	15,271	-	-	1,234,375	15,271
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$ 77,858,346 =============	$1,215,390 ==========	$109,223,843 ============	$3,398,751 ==========	$187,082,189 ============	$4,614,142 ==========

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

====================================F13=======================================

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation expects to receive full value for the securities. Furthermore, as of December 31, 2006, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. Approximately 89.9% of the securities above in an unrealized loss position at December 31, 2006 are obligations of U.S. Government-sponsored enterprises and mortgage-backed securities issued by U.S. Government-sponsored enterprises. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. At December 31, 2006, the Corporation holds fourteen U.S. Government-sponsored enterprises, twenty-one mortgage-backed securities issued by U.S. Government-sponsored enterprises, one corporate bond and thirty-three municipal obligations with unrealized losses greater than 12 months. These temporary impairments are due to their direct relationship to the movement in market interest rates, rather than to credit quality issues. Overall, the impairments are deemed temporary based on the direct relationship of the declines in fair value to movements in the interest rates, as well as the relatively short duration of the investments and their credit quality.

Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statements.

Amortized cost and estimated fair value of securities held to maturity at December 31, 2006 and 2005 are as follows:
	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$ 6,866,209	$ 6,876,509	$ 8,586,217	$ 8,605,093
Total	$ 6,866,209 ===========	$ 6,876,509 ===========	$ 8,586,217 ===========	$ 8,605,093 ===========

Securities held to maturity had unrealized gains totaling $65,286 and $86,483 and unrealized losses totaling $54,986 and $67,607 at December 31, 2006 and 2005, respectively. There were no sales of securities held to maturity in 2006, 2005 or 2004.

The contractual maturity of securities held to maturity is as follows at December 31, 2006:
Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 3,053,789	$3,049,531	$ 1,827,121	$1,818,443
Total	$ 3,053,789 ===========	$3,049,531 ==========	$ 1,827,121 ===========	$1,818,443 ==========

Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 1,745,299	$1,729,157	$ 240,000	$ 279,378
Total	$ 1,745,299 ===========	$1,729,157 ==========	$ 240,000 ===========	$ 279,378 ==========

Interest and dividend income on securities for the years ended December 31, 2006, 2005 and 2004 was as follows:
	2006	2005	2004
Taxable:
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 3,714,249	$ 4,711,055	$ 5,470,815
Mortgage-backed securities	3,327,024	3,556,211	4,667,861
Corporate bonds and notes	755,114	747,208	749,102
Corporate stocks	413,607	424,055	282,262

Exempt from Federal taxation:
Obligations of states and political subdivisions	977,913	1,004,524	1,013,124
Total	$ 9,187,907 ===========	$10,443,053 ===========	$12,183,164 ===========

=======================================F14======================================

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $146,018,769 at December 31, 2006 and $152,552,058 at December 31, 2005. This includes mortgage-backed securities totaling $22,223,385 and $20,553,451 (fair value of $21,637,656 and $19,928,405), and obligations of U.S. Government sponsored enterprises totaling $28,832,460 and $51,775,059 (fair value of $28,348,424 and $50,874,998), pledged to secure securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively.

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2006 or 2005.

The Corporation has equity investments in Southern Tier Business Development, LLC and Cephas Capital Partners, L.P. These small business investment companies were established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2006 and 2005, these investments totaled $2,707,255 and $2,514,218, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:
December 31,	2006	2005
Residential mortgages	$133,588,409	$ 97,091,215
Commercial mortgages	54,666,318	41,571,000
Commercial, financial and agricultural	138,342,437	140,781,378
Consumer loans	151,066,715	139,241,620

	$477,663,879	$418,685,213
	=============	=============

There were no residential mortgages held for sale as of December 31, 2006 and 2005, respectively.

Included in consumer loans are student loans that have yet to enter repayment status totaling $5,912,821 at December 31, 2006 and $4,916,586 at December 31, 2005, respectively. Once these loans enter repayment status they are considered held for sale and are sold to a third party. These loans are adjustable rate and their unpaid principal balance approximates their fair value.

Residential mortgages totaling $78,352,021 at December 31, 2006, and $63,862,093 at December 31, 2005, were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

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

The following table summarizes the Corporation's non-performing loans at December 31, 2006 and 2005:
	2006	2005
Non-accrual loans	$ 2,859,922	$ 8,726,739
Troubled debt restructurings	329,401	105,966
Loans 90 days or more past due and still accruing interest	420,515	308,122
Total non-performing loans	$ 3,609,838 ===========	$ 9,140,827 ===========

=====================================F15====================================

The total amount of interest income that would have been recorded if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, in 2006, 2005 and 2004 was $358,703, $768,045 and $813,569, respectively. Interest income was recognized in 2006, 2005 and 2004 on those loans in the amount of $29,273, $26,239, and $125,278, respectively. The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:
	2006	2005	2004
Balances at January 1	$ 9,777,643	$ 9,983,279	$ 9,848,259
Provision charged to operations	125,000	1,300,000	1,500,000
Loans charged-off	(2,144,629)	(1,776,036)	(1,639,638)
Recoveries	225,242	270,400	274,658
Balances at December 31	$ 7,983,256 ============	$ 9,777,643 ============	$ 9,983,279 ============

At December 31, 2006 and 2005, the recorded investment in loans that are considered to be impaired totaled $2,751,400 and $8,310,124, respectively. Included in the 2006 amount are impaired loans of $317,521 for which an impairment allowance has been recognized. The related impairment allowance was $224,521. The 2005 amount includes $3,046,048 of impaired loans with a related impairment allowance of $848,387. The average recorded investment in impaired loans during 2006, 2005 and 2004 was $5,556,480, $9,024,337 and $10,872,069, respectively. During 2006, interest income recognized on impaired loans during the period the loans were impaired totaled $26,340, of which $3,200 was recognized on a cash-basis. During 2005, interest income recognized on impaired loans during the period the loans were impaired totaled $12,230, of which $3,739 was recognized on a cash-basis. During 2004, interest income recognized on impaired loans during the period the loans were impaired totaled $92,665, of which $85,864 was recognized on a cash-basis.

(5) PREMISES & EQUIPMENT

Premises and equipment at December 31, 2006 and 2005 are as follows:
	2006	2005
Land	$ 3,371,408	$ 3,371,408
Buildings	25,161,970	21,367,859
Equipment and furniture	24,842,007	24,017,297
Leasehold improvements	646,081	642,368
	$54,021,466	$49,398,932
Less accumulated depreciation and amortization	32,299,372	30,690,946
	$21,722,094 ===========	$18,707,986 ===========

Depreciation expense was $2,604,689, $2,414,031 and $2,266,780 for 2006, 2005 and 2004, respectively.

(6) INTANGIBLE ASSETS

At December 31, 2006, the Corporation had a core deposit intangible asset ("CDI") with a carrying amount of $961,156 (original amount of $5,965,794, net of accumulated amortization of $5,004,638) related to the acquisition of deposits from the Resolution Trust Company in 1994. The CDI had a carrying amount of $1,358,877 at December 31, 2005. The amortization expense related to this CDI, totaled $397,719 for each of the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, the remaining amortization period for this CDI was approximately 2.4 years. The estimated amortization expense is $397,719 for each of the years ended December 31, 2007 and 2008, with $165,718 in amortization expense in 2009.

(7) DEPOSITS

A summary of deposits at December 31, 2006 and 2005 is as follows:
	2006	2005
Non-interest-bearing demand deposits	$151,600,733	$139,613,838
Interest-bearing demand deposits	36,392,594	39,833,376
Insured money market accounts	64,249,395	48,959,118
Savings deposits	102,236,605	109,811,773
Time deposits	230,612,550	186,718,973
	$585,091,877 =============	$524,937,078 ============

===================================F16=======================================

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $73,079,757 and $44,707,399 at December 31, 2006 and 2005, respectively. Interest expense on such certificates was $3,421,388, $1,412,071 and $1,030,721 for 2006, 2005 and 2004, respectively.

Scheduled maturities of time deposits at December 31, 2006, are summarized as follows:
2007	$178,875,995
2008	29,072,248
2009	9,374,454
2010	7,042,394
2011	6,167,574
2012 and thereafter	79,885
$230,612,550 ============

(8) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2006, 2005 and 2004 is as follows:
	2006	2005	2004
Securities sold under agreements to repurchase:
Balance at December 31	$35,023,948	$60,855,665	$88,504,520
Maximum month-end balance	$51,979,980	$72,697,469	$92,015,278
Average balance during year	$40,342,384	$69,068,495	$88,878,332
Weighted-average rate at December 31	5.18%	4.05%	3.75%
Average rate paid during year	5.03%	3.82%	3.75%

Information concerning outstanding securities repurchase agreements as of December 31, 2006 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted- Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$ 7,523,948	$ 1,842	4.47%	$ 16,823,745
After 90 days but with one year	5,000,000	21,311	5.48%	5,974,196
After one year but within five years	22,500,000	106,189	5.36%	24,147,768
After five years but within ten years	-	-	-	-
Total	$ 35,023,948 ============	$ 129,342 =========	5.18% ======	$ 46,945,709 ============

  The weighted-average remaining term to final maturity was approximately 1.4 years at December 31, 2006. At December 31, 2006, $27.5 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2006 on the callable securities repurchase agreements was 5.38%, with a weighted-average remaining period of approximately 2 months to the call date. At December 31, 2006, $7.5 million of the securities repurchase agreements did not contain call provisions. The weighted-average rate at December 31, 2006 on the non-callable securities repurchase agreements was 4.47%, with a weighted-average term to maturity of approximately 2 days.

  Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $323 thousand at December 31, 2006.

(9) FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2006 and 2005:

2006
Amount	Weighted-Average Rate	Maturity	Call Date
$7,900,000	5.390%	January 2, 2007	-
10,000,000	3.720%	September 13, 2007	-
10,000,000	4.603%	December 22, 2016	December 22, 2011
$ 27,900,000 ============	4.509% =====
2005
Amount	Weighted-Average Rate	Maturity	Call Date
$20,800,000	4.30%	January 3, 2006	-
10,000,000	3.72%	September 13, 2007	-
10,000,000	4.41%	October 20, 2008	January 20, 2006
$ 40,800,000 ============	4.19% ======

Residential mortgages totaling $78,352,021 and $63,862,093, at December 31, 2006 and 2005, respectively, were pledged under a blanket collateral agreement for the Corporation's advances with the FHLB.

======================================F17====================================

(10) INCOME TAXES

For the years ended December 31, 2006, 2005 and 2004, income tax expense attributable to income from operations consisted of the following:
	2006	2005	2004
Current:
State	$ 2,287	$ 124,790	$ 318,002
Federal	(1,361,224)	2,029,304	3,079,869
	(1,358,937)	2,154,094	3,397,871
Deferred expense	3,980,216	391,994	412,775
	$ 2,621,279 ============	$ 2,546,088 ============	$ 3,810,646 ============

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:
	2006	2005	2004
Tax computed at statutory rate	$ 3,131,347	$ 3,106,114	$ 4,264,722
Tax-exempt interest	(499,907)	(575,228)	(597,315)
Dividend exclusion	(50,241)	(42,810)	(35,701)
State taxes, net of Federal impact	53,719	150,456	251,739
Nondeductible interest expense	48,230	42,742	43,642
Other items, net	(61,869)	(135,186)	(116,441)
Actual income tax expense	$ 2,621,279 ============	$ 2,546,088 =============	$ 3,810,646 ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below:
	2006	2005
Deferred tax assets:
Allowance for loan losses	$ 3,109,478	$ 3,808,392
Accrual for employee benefit plans	1,078,066	1,098,658
Depreciation	404,315	121,666
Deferred compensation and directors' fees	767,734	740,189
Tax attribute carryforwards	637,895	-
Accounting for defined benefit pension and other benefit plans	644,736	-
Other	512,402	657,004
Total gross deferred tax assets	$ 7,154,626	6,425,909
Deferred tax liabilities:
Deferred loan fees and costs	696,381	364,749
Prepaid pension	4,769,779	1,062,144
Net unrealized gains on securities available for sale	1,866,863	1,699,117
Other	197,765	172,829
Total gross deferred tax liabilities	7,530,788	3,298,839
Net deferred tax (liability) asset	$ (376,162) ============	$ 3,127,070 ============

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

The Corporation has a charitable contribution carry forward of $233 thousand, which expires in 2011. The Corporation also has a New York State net operating loss carryforward of $9.7 million, which expires in 2026 and a $102 thousand New York State tax credit carryforward that is not subject to expiration.

(11) PENSION PLAN AND OTHER BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan covering substantially all employees. The plan's defined benefit formula generally bases payments to retired employees upon their length of service multiplied by a percentage of the average monthly pay over the last five years of employment.

The Corporation uses a December 31 measurement date for its pension plan.

======================================F18=====================================

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2006 and 2005:
	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21,350,128	$20,199,155
Service cost	597,449	529,372
Interest cost	1,227,107	1,165,480
Amendments	80,518	-
Actuarial (gain) loss	(330,514)	395,221
Benefits paid	(1,040,599)	(939,100)
Benefit obligation at end of year	$21,884,089 ============	$21,350,128 ============

Change in plan assets:
Fair value of plan assets at beginning of year	$20,848,669	$20,148,642
Actual return on plan assets	2,006,963	315,688
Employer contributions	10,000,000	1,323,439
Benefits paid	(1,040,599)	(939,100)
Fair value of plan assets at end of year	$31,815,033 ============	$20,848,669 ============

Funded (Unfunded) status	$ 9,930,944	$ (501,459)

Unrecognized net initial obligation		140,574
Unrecognized prior service cost		399,602
Unrecognized net actuarial loss		3,293,599
Net amount recognized	$ 9.930,944 ============	$ 3,332,316 ============

Prior to adoption of FAS Statement 158, amounts recognized in the balance sheet at December 31, 2005:
Prepaid benefit cost	$ 3,332,316
Accrued benefit liability	-
Intangible asset	-
Accumulated other comprehensive income	-
Net amount recognized	$ 3,332,316 ===========

Amount recognized in accumulated other comprehensive income at December 31, 2006 consist of the following:
Net actuarial loss	$ 2,543,547
Prior service cost	391,446
Unrecognized net initial obligation	70,686
Total before tax effects	$ 3,005,679 ===========

The accumulated benefit obligation at December 31, 2006 and 2005 was $18,641,503 and $18,133,725, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2006, 2005 and 2004 were as follows:
	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost in 2006, 2005 and 2004 consist of the following:
Net periodic benefit cost	2006	2005	2004
Service cost, benefits earned during the year	$ 597,449	$ 529,372	$ 523,274
Interest cost on projected benefit obligation	1,227,107	1,165,480	1,146,041
Expected return on plan assets	(1,726,063)	(1,574,697)	(1,339,712)
Recognized prior service cost	88,672	81,352	81,352
Recognized actuarial loss	138,640	-	-
Recognized net initial obligation	69,888	69,888	69,888
Net periodic benefit cost	$ 395,693	$ 271,395	$ 480,843
	===========	===========	===========

During 2006, the plan's total unrecognized net loss decreased by $.75 million. Because the total unrecognized net gain or loss is less than the greater of 10% of the projected benefit obligation or 10% of the plan assets, no amortization is anticipated in 2007. Actual results for 2007 will depend on the 2007 actuarial valuation of the plan.
Amounts expected to be recognized in net periodic cost during 2007
(Gain)/loss recognition	$ -
Prior service cost recognition	88,672
Net initial obligation recognition	69,888

=====================================F19=====================================

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were as follows:
	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The change in unrecognized net gain/loss is one measure to which important assumptions have coincided with actual experience. During 2006, the unrecognized net loss decreased by 2.8% of the December 31, 2005 projected benefit obligation. The Corporation changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The discount rate was determined by projecting the plan's expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 1% increase in the discount rate would have resulted in a decrease in the net periodic benefit cost for 2006 of $.26 million, and a decrease in the year-end projected benefit obligation of $2.5 million. A 1% decrease in the discount rate would have had the opposite effect.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 1% increase in the expected rate of return assumption would have decreased the net periodic benefit cost for 2006 by $.22 million, while each 1% decrease would have had the opposite effect.

The Corporation's pension plan weighted-average asset allocation at December 31, 2006 and 2005, and the target allocation for 2007 by asset category are as follows:
Asset Category	Target Allocation 2007	Percentage of Plan Assets at December 31,		Weighted-Average Expected Long-Term Rate of Return
		2006	2005
Equity securities	40% - 75%	46%	58%	10.0%
Debt securities	20% - 50%	19%	27%	6.0%
Cash	0% - 20%	35%	15%	4.0%
Total		100%	100%	8.2%
		=====	====	=====

The plan's investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan's assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Corporation may make changes at any time. Late in 2006, a tax-deductible contribution of $10,000,000 was made to the plan. Management's decision to make this contribution was based upon the favorable tax treatment of this contribution as well as the expectation that future plan earnings associated with this investment will significantly reduce future pension expense.

As of December 31, 2006 and 2005, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2007	$ 1,011,000
2008	$ 1,009,000
2009	$ 1,083,000
2010	$ 1,102,000
2011	$ 1,120,000
2012-2016	$ 6,829,000

The Pension Plan was amended effective January 1, 2006 to slightly improve early retirement factors at ages 55 through 59 and change the definition of actuarial equivalence.

======================================F20=====================================

The Corporation does not expect to contribute to the plan during 2007. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan's actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service. The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation. Expense under the plan totaled $223,041, $204,325, and $205,560 for the years ended December 31, 2006, 2005 and 2004, respectively. The plan's assets at December 31, 2006 and 2005, include 162,999 and 189,056 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements. Postretirement life insurance benefits are also provided to certain employees who retired prior to July 1981. This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside in the Central New York geographic area is provided under a group sponsored plan with Blue Cross Blue Shield called Medicare Blue PPO, with the retiree paying 100% of the cost of coverage. Blue Cross Blue Shield assumes full liability for the payment of health care benefits incurred after July 1, 2006. Current Medicare eligible retirees who reside outside of the Central New York geographic area, as well as current and future retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, with the retiree contribution increasing from 40% to 50%. Employees who retire after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan. Additionally, effective July 1, 2006, dental benefits were eliminated for all retirees.

The Corporation uses a December 31 measurement date for its postretirement medical benefits plan.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at December 31, 2006 and 2005:

Changes in accumulated postretirement benefit obligation:	2006	2005
Accumulated postretirement benefit obligation at beginning of year	$ 4,035,575	$ 3,254,160
Service cost	43,000	63,000
Interest cost	148,000	227,000
Participant contributions	96,955	117,321
Amendments	(2,308,000)	-
Actuarial (gain) loss	(387,627)	740,332
Benefits paid	(343,802)	(366,238)
Accumulated postretirement benefit obligation at end of year	$ 1,284,101	$ 4,035,575
	=============	=============
Change in plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contribution	246,847	248,917
Plan participants' contributions	96,955	117,321
Benefits paid	(343,802)	(366,238)
Fair value of plan assets at end of year	$ -	$ -
	=============	=============
Funded status	$ (1,284,101)	$ (4,035,575)
Unrecognized prior service (benefit) cost		1,009,000
Unrecognized net actuarial (gain) loss		200,946
Accrued postretirement benefit cost at end of year, included in other liabilities	$ (1,284,101)	$ (2,825,629)
	=============	=============

Prior to adoption of FAS Statement 158, amounts recognized in the balance sheet at December 31, 2005:
Prepaid benefit cost	$ -
Accrued benefit liability	(2,825,629)
Net amount recognized	$ (2,825,629)
=============

====================================F21=======================================

Amount recognized in accumulated other comprehensive income at December 31, 2006 consist of the following:
Net actuarial gain	$ (181,681)
Prior service benefit	(1,307,000)
Unrecognized net initial obligation	-
Total before tax effects	$ (1,488,681)
=============

Weighted-average assumption for disclosure as of December 31,:	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Health care cost trend: Initial	9.00%	9.50%	7.75%
Health care cost trend: Ultimate	4.50%	4.50%	4.75%
Year ultimate reached	2016	2016	2009

The components of net periodic postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:
	2006	2005	2004
Service cost	$ 43,000	$ 63,000	$ 47,000
Interest cost	148,000	227,000	190,000
Recognized prior service cost	8,000	113,000	113,000
Recognized actuarial gain	(5,000)	-	(16,000)
Net periodic postretirement benefit cost	$ 194,000	$403,000	$334,000
	============	=========	=========

During 2006 the plan's total unrecognized net loss decreased by $383,000. Because the total unrecognized net gain or loss exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2006 the average expected future working lifetime of active plan participants was 16 years. Actual results for 2007 will depend on the 2007 actuarial valuation of the plan.
Amounts expected to be recognized in net periodic cost during 2007

Gain recognition	$ (3,500)
Prior service cost recognition	$ (97,000)
Net initial obligation/(asset) recognition	$ -

Effect of a 1% increase in health care trend rate on:	2006	2005	2004
Benefit obligation	$ 33,000	$ 8,000	$ 60,000
Total service and interest cost	$ 2,000	$ (1,000)	$ 3,000

Effect of a 1% decrease in health care trend rate on:
Benefit obligation	$ (37,000)	$(20,000)	$ (93,000)
Total service and interest cost	$ (2,000)	$ -	$ (6,000)
Weighted-average assumptions for net periodic cost as of December 31,:	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Health care cost trend: Initial	9.50%	7.75%	8.50%
Health care cost tread: Ultimate	4.50%	4.75%	4.75%
Year ultimate reached	2016	2009	2009

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten:

Calendar Year
2007	$ 104,000
2008	$ 104,000
2009	$ 112,000
2010	$ 126,000
2011	$ 129,000
2012-2016	$ 592,000

The Corporation's policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2007 is $104,000.

=====================================F22=====================================

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2006 and 2005.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$ 807,011	$ 745,970
Service cost	-	1,834
Interest cost	45,802	44,131
Actuarial (gain) loss	(7,839)	35,996
Benefits paid	(20,920)	(20,920)
Projected benefit obligation at end of year	$ 824,054	$ 807,011
	==========	==========
Changes in plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Actual return on plan assets	-	-
Employer contributions prior to measurement date	20,920	20,920
Benefits paid	(20,920)	(20,920)
Fair value of plan assets at end of year	$ -	$ -
	==========	==========

Unfunded status	$(824,054)	$(807,011)

Unrecognized prior service cost		2,900
Unrecognized actuarial loss		198,738
Net amount recognized	$(824,054)	$(605,373)
	==========	==========

Prior to adoption of FAS Statement 158, amounts recognized in the balance sheet at December 31, 2005 consisted of:
Prepaid benefit cost	$ -
Accrued benefit liability	(605,373)
Net amount recognized	$(605,373)
==========

Amounts recognized in accumulated other comprehensive income at December 31, 2006 consist of the following:
Net actuarial loss	$ 131,881
Prior service cost	1,452
Unrecognized net initial obligation	-
Total before tax effects	$ 133,333
=========

Accumulated benefit obligation at December 31, 2006 and 2005 was $780,917 and $702,946, respectively.
Weighted-average assumption for disclosure as of December 31,:	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:
Net periodic benefit cost	2006	2005	2004
Service cost	$ -	$ 1,834	$ 12,552
Interest cost	45,802	44,131	40,864
Recognized prior service cost	1,448	1,448	1,448
Recognized actuarial loss	59,018	44,073	30,386
Net periodic postretirement benefit cost	$ 106,268 =========	$ 91,486 ===========	$ 85,220 =========

During 2006 the plan's total unrecognized net loss decreased by $67,000. Because the total unrecognized net gain or loss exceeds 10% of the projected benefit obligation, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2006, the average expected future working lifetime of active plan participants was 2.0 years. Actual results for 2007 will depend on the 2007 actuarial valuation of the plan.

=====================================F23=====================================
Amounts expected to be recognized in net periodic cost during 2007:
Loss recognition	$ 50,000
Prior service cost recognition	$ 1,452

Weighted-average assumptions for net periodic cost as of December 31,:
	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:

Calendar Year	Future Estimated Benefit Payments
2007	$ 21,000
2008	$ 68,000
2009	$ 84,000
2010	$ 84,000
2011	$ 84,000
2012-2016	$420,000

The Corporation expects to contribute $20,920 to the plan during 2007. Corporation contributions are equal to the benefit payments to plan participants.

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

Additionally, the Vice Chairman and CEO of the Corporation, who does not receive cash compensation as a member of the Board of Directors, shall be awarded common shares equal in value to the average of those awarded to board members not employed by the Corporation who have served twelve (12) months during the prior year.

An expense of $241 thousand related to this compensation was recognized during the year of 2006. During January 2007, 7,334 shares were re-issued from treasury to fund the stock component of directors' compensation.

(13) RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with, the Corporation in the ordinary course of business. These loans and commitments are summarized as follows for the years ended December 31, 2006 and 2005:
	2006	2005
Balance at beginning of year	$ 18,938,044	$ 14,611,648
New loans or additional advances	25,711,176	21,553,685
Repayments	(33,477,774)	(17,227,289)
Balance at end of year	$ 11,171,446 =============	$ 18,938,044 =============

Deposits from principal officers, directors, and their affiliates at year-end 2006 were $15,681,134.

==================================F24=================================

(14) EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:
	2006	2005	2004
Data processing and software	$3,969,789	$3,330,209	$3,232,359
Marketing and advertising	1,036,016	950,105	898,702
Professional services	694,364	675,554	835,419
Loan administration and OREO expense	1,134,462	502,597	391,203

(15) COMMITMENTS AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:
	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$15,911,970	$ 10,482,344	$11,242,061	$ 3,460,125
Unused lines of credit	$ 1,079,857	$114,668,042	$ 930,238	$108,725,837
Standby letters of credit	$ -	$ 11,320,350	$ -	$ 10,546,111

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $11.320 million at December 31, 2006 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. Standby letters of credit amounts to collateral ratios will generally range from 75% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2006 was not significant.

On October 11, 2006, the Bank entered into a Trust Company Agreement and Plan of Merger with Partners Trust Financial Group, Inc. ("Partners") pursuant to which the Bank will acquire the trust business of Partners, which at that time had approximately $365 million in assets held in fiduciary or agency capacities. The sale price of approximately $5.2 million is subject to adjustment based on the fair market value of the trust assets at the time of transfer. The transaction is subject to regulatory approval and is currently expected to close in the second quarter of 2007.

At December 31, 2006, the Corporation had outstanding commitments totaling $111,375 to fund equity investments in Southern Tier Business Development, LLC.

========================================F25==================================

The Corporation has employment contracts with certain of its senior officers, which expire at various dates through 2008 and may be extended on a year-to-year basis.

In the normal course of business, there are various outstanding legal proceedings involving the Corporation or its subsidiaries. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Corporation.

(16) SHAREHOLDERS' EQUITY

Under Federal Reserve regulations, the Bank is limited in the amount it may loan to the Corporation. At December 31, 2006, the maximum amount available for transfer from the Bank to the Corporation in the form of secured loans was $1,822,337. The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2006, approximately $5.2 million was available for the declaration of dividends from the Bank to the Corporation.

(17) PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):
BALANCE SHEETS - DECEMBER 31	2006	2005
Assets:
Cash on deposit with subsidiary bank	$ 484,190	$ 590,697
Investment in subsidiary-Chemung Canal Trust Company	78,125,706	77,593,408
Investment in subsidiary-CFS Group, Inc.	211,203	234,741
Dividends receivable from subsidiary bank	848,989	863,773
Securities available for sale, at estimated fair value	217,625	204,848
Other assets	2,919,812	2,637,300
Total assets	$ 82,807,525 =============	$ 82,124,767 =============
Liabilities and shareholders' equity:
Dividends payable	848,989	863,773
Other liabilities	197,287	82,997
Total liabilities	1,046,276	946,770
Shareholders' equity:
Total shareholders' equity	81,761,249	81,177,997
Total liabilities and shareholders' equity	$ 82,807,525 =============	$ 82,124,767 =============

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2006	2005	2004
Dividends from subsidiary bank	$ 5,172,024	$ 4,971,081	$ 5,932,997
Interest and dividend income	25,523	13,042	3,660
Other income	487,661	236,432	256,605
Operating expenses	(137,224)	(136,654)	(93,779)
Income before impact of subsidiaries' earnings and distributions and income taxes	5,547,984	5,083,901	6,099,483
Equity in undistributed earnings of Chemung Canal Trust Company	1,141,876	1,455,348	2,575,995
Equity in undistributed (losses) earnings of CFS Group, Inc.	(23,537)	17,360	32,718
Income before income tax	6,666,323	6,556,609	8,708,196
Income tax expense (benefit)	77,757	(32,932)	(24,458)
Net Income	$ 6,588,566	$ 6,589,541	$ 8,732,654
	============	============	============

================================================F26===================================

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2006	2005	2004
Cash flows from operating activities:
Net Income	$ 6,588,566	$ 6,589,541	$ 8,732,654
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(1,141,876)	(1,455,348)	(2,575,995)
Equity in undistributed losses (earnings) of CFS Group, Inc.	23,537	(17,360)	(32,718)
Decrease (increase) in dividend receivable	14,784	13,877	(18,235)
(Increase) decrease in other assets	(287,488)	32,051	33,918
Increase (decrease) in other liabilities	114,291	(85,155)	32,603
Distribution of treasury stock for employee compensation	33,000	-	-
Distribution of treasury stock for directors stock compensation	221,148	-	-
Distribution of restricted stock units for directors' deferred compensation plan	29,649	362,362	-
Net cash provided by operating activities	5,595,611	5,439,968	6,172,227
Cash flow from investing activities:
Net cash provided by investing activities	-	-	-
Cash flow from financing activities:
Cash dividends paid	(3,436,808)	(3,484,958)	(3,414,763)
Purchase of treasury stock	(2,265,310)	(2,288,085)	(2,448,556)
Sale of treasury stock	-	-	-
Net cash used in financing activities	(5,702,118)	(5,773,043)	(5,863,319)
(Decrease) increase in cash and cash equivalents	(106,507)	(333,075)	308,908
Cash and cash equivalents at beginning of year	590,697	923,772	614,864
Cash and cash equivalents at end of year	$ 484,190	$ 590,697	$ 923,772
	============	============	============

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis. The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2006 and 2005.

====================================F27=======================================

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2006 and 2005 are as follows (dollars in thousands):
	2006		2005
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$ 26,344	26,344	$ 25,065	25,065
Interest-bearing deposits in other financial institutions	246	246	493	493
Securities available for sale	184,830	184,830	232,979	232,979
Securities held to maturity	6,866	6,877	8,586	8,605
Federal Home Loan and Federal Reserve Bank stock	3,605	3,605	5,356	5,356
Net loans	469,681	466,557	408,908	404,758
Accrued interest receivable	3,312	3,312	3,297	3,297
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	354,479	354,479	338,218	338,218
Time deposits	230,613	230,778	186,719	186,265
Securities sold under agreements to repurchase	35,024	35,164	60,856	61,323
Federal Home Loan Bank overnight advances	7,900	7,941	20,800	20,981
Federal Home Loan Bank advances	20,000	20,104	20,000	20,174
Accrued interest payable	1,323	1,323	1,060	1,060
Dividends payable	849	849	864	864

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations). Management believes that, as of December 31, 2006 and 2005, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

=====================================F28======================================

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:
	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk Weighted Assets):
Consolidated	$87,557,306	17.11%	$40,942,623	8.00%	$51,178,279	10.00%
Bank	$83,898,555	16.50%	$40,689,617	8.00%	$50,862,021	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$77,359,370	15.12%	$20,471,312	4.00%	$30,706,968	6.00%
Bank	$73,784,061	14.51%	$20,344,808	4.00%	$30,517,213	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$77,359,370	10.80%	$21,483,464	3.00%	$35,805,774	5.00%
Bank	$73,784,061	10.35%	$21,395,526	3.00%	$35,659,210	5.00%
As of December 31, 2005
Total Capital(to Risk Weighted Assets):
Consolidated	$85,271,595	18.06%	$37,776,149	8.00%	$47,220,186	10.00%
Bank	$81,665,219	17.40%	$37,545,642	8.00%	$46,932,053	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$75,628,399	16.02%	$18,888,074	4.00%	$28,332,112	6.00%
Bank	$72,096,242	15.36%	$18,772,821	4.00%	$28,159,232	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$75,628,399	10.71%	$21,179,777	3.00%	$35,299,629	5.00%
Bank	$72,096,242	10.25%	$21,094,913	3.00%	$35,158,188	5.00%

(20) COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income or loss represents the net change in unrealized holding gains or losses on securities available for sale net of the related tax effect.

Comprehensive income for the years ended December 31, 2006, 2005, and 2004 was $6,851,491, $4,287,168, and $7,933,911, respectively. The following summarizes the components of other comprehensive loss and related tax effects:

Other comprehensive income (loss) components and related tax effects were as follows:

	2006	2005	2004
Unrealized holding gains (losses) on securities available for sale	$ 457,241	$(3,765,290)	$ (706,034)
Reclassification adjustment for losses (gains) realized in income	(26,570)	(6,000)	(602,308)
Net unrealized gains	430,671	(3,771,290)	(1,308,342)
Tax effect	(167,746)	1,468,917	509,599
Total other comprehensive income (loss), net of tax amount	$ 262,925	$(2,302,373)	$ (798,743)
	============	============	===========

====================================F29====================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 15, 2007	By /s/ Jan P. Updegraff
Jan P. Updegraff Vice Chairman and Chief Executive Officer
DATED: MARCH 15, 2007	By /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert E. Agan Robert E. Agan	Director	March 15, 2007
/s/ David J. Dalrymple David J. Dalrymple	Director Chairman of the Board	March 15, 2007
/s/ Robert H. Dalrymple Robert H. Dalrymple	Director	March 15, 2007
Clover M. Drinkwater	Director	March 15, 2007
William D. Eggers	Director	March 15, 2007
/s/ Stephen M. Lounsberry, III Stephen M. Lounsberry, III	Director	March 15, 2007
Thomas K. Meier	Director	March 15, 2007
/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 15, 2006
/s/ John F. Potter John F. Potter	Director	March 15, 2007
/s/ Charles M. Streeter, Jr. Charles M. Streeter, Jr.	Director	March 15, 2007
/s/ Richard W. Swan Richard W. Swan	Director	March 15, 2007
/s/ Jan P. Updegraff Jan P. Updegraff	Director, Vice Chairman and Chief Executive Officer	March 15, 2007

==========================================PAGE================================

EXHIBIT INDEX
Exhibit 2.1

Merger Agreement dated October 12, 2006 between Chemung Canal Trust Company and Partners Trust Financial Group, Inc., entered into as a Trust Company Agreement and Plan of Merger. Filed as Exhibit 2.1 on Form 8-K and incorporated herein by reference.

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

3.3	Bylaws of the Registrant, as amended to July 7, 2006. Filed as Exhibit 3.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
3.4

Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998. Filed as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10.1

Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

10.2

Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

10.3	Amended and Restated Deferred Directors' Fee Plan. Filed as Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
10.4

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer. Filed as Exhibit 10.4 to Registrants' Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.5	Employment Contract Addendum dated as of November 30, 2006 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman and Chief Executive Officer. Filed herewith.
10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
21	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm. Filed herewith.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Vice Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.
32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350. Filed herewith.