Form 10-Q
period 2007-03-31
CHEMUNG FINANCIAL CORP
filed 2007-05-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2007
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

YES: NO: X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2):
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 30, 2007 was 3,532,095.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31, 2007	DECEMBER 31, 2006
	------------	------------
ASSETS
Cash and due from financial institutions	$ 25,391,203	$ 26,343,804
Interest-bearing deposits in other financial institutions	256,278	246,470
Federal funds sold	3,500,000	-
	------------	------------
Total cash and cash equivalents	29,147,481	26,590,274
	------------	------------

Securities available for sale, at estimated fair value	177,857,966	184,829,551
Securities held to maturity, estimated fair value of $6,907,522 at March 31, 2007 and $6,876,509 at December 31, 2006	6,876,032	6,866,209
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,250,350	3,604,750

Loans, net of deferred origination fees and costs, and unearned income	496,293,769	477,663,879
Allowance for loan losses	(8,110,291)	(7,983,256)
	------------	------------
Loans, net	488,183,478	469,680,623
	------------	------------

Premises and equipment, net	21,512,050	21,722,094
Goodwill	1,516,666	1,516,666
Other intangible assets, net	861,726	961,156
Other assets	20,931,521	22,398,582
	------------	------------

Total assets	$750,137,270	$738,169,905
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$146,187,306	$151,600,733
Interest-bearing	455,783,881	433,491,144
	------------	------------
Total deposits	601,971,187	585,091,877
	------------	------------

Securities sold under agreements to repurchase	38,031,805	35,023,948
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	-	7,900,000
Accrued interest payable	1,286,368	1,323,296
Dividends payable	848,152	848,989
Other liabilities	5,291,831	6,220,546
	------------	------------
Total liabilities	667,429,343	656,408,656
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2007 and December 31, 2006	43,001	43,001
Additional-paid-in capital	22,727,158	22,652,405
Retained earnings	77,498,434	76,646,395
Treasury stock, at cost (766,769 shares at March 31, 2007; 764,420 shares at December 31, 2006)	(19,620,058)	(19,496,106)
Accumulated other comprehensive income	2,059,392	1,915,554
	------------	------------
Total shareholders' equity	82,707,927	81,761,249
	------------	------------

Total liabilities and shareholders' equity	$750,137,270	$738,169,905
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended
	-------------------
	March 31,
	-----------
INTEREST AND DIVIDEND INCOME	2007	2006
	------	------
Loans, including fees	$ 8,355,731	$ 6,913,486
Taxable securities	1,777,872	2,258,118
Tax exempt securities	221,353	252,863
Federal funds sold	35,739	5,860
Interest-bearing deposits	3,533	4,206
	-----------	-----------
Total interest and dividend income	10,394,228	9,434,533
	-----------	-----------
INTEREST EXPENSE

Deposits	3,502,452	2,420,115
Borrowed funds	325,894	380,637
Securities sold under agreements to repurchase	446,776	557,359
	-----------	-----------
Total interest expense	4,275,122	3,358,111
	-----------	-----------

Net interest income	6,119,106	6,076,422
Provision for loan losses	125,000	125,000
	-----------	-----------
Net interest income after provision for loan losses	5,994,106	5,951,422
	-----------	-----------

Other operating income:
Trust & investment services income	1,188,773	1,174,832
Service charges on deposit accounts	978,974	1,033,757
Credit card merchant earnings	380,441	348,595
Gain on sale of other real estate	463,803	3,800
Other	791,081	681,697
	-----------	-----------
Total other operating income	3,803,072	3,242,681
	-----------	-----------

Other operating expenses:
Salaries and wages	2,957,728	2,595,119
Pension and other employee benefits	510,881	740,247
Net occupancy expenses	809,654	736,414
Furniture and equipment expenses	513,076	506,651
Data processing expense	895,371	898,740
Amortization of intangible assets	99,430	99,430
Other	1,589,948	1,380,690
	-----------	-----------
Total other operating expenses	7,376,088	6,957,291
	-----------	-----------
Income before income tax expense	2,421,090	2,236,812
Income tax expense	720,899	640,286
	-----------	-----------
Net income	$ 1,700,191	$ 1,596,526
	===========	===========

Weighted average shares outstanding	3,608,238	3,666,237
	===========	===========

Basic and diluted earnings per share	$0.47	$0.44
	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	--------	----------	-----------	--------------	-------------	------
Balances at December 31, 2005	$ 43,001	$22,787,587	$73,168,903	$(17,484,680)	$2,663,186	$81,177,997
Comprehensive Income:
Net income	-	-	1,596,526	-	-	1,596,526
Change in unrealized loss on securities AFS, net	-	-	-	-	(461,699)	(461,699)
						-----------
Total comprehensive income						1,134,827

Restricted stock units for directors' deferred compensation plan	-	19,522	-	-	-	19,522
Cash dividends declared ($.24 per share)	-	-	(861,812)	-	-	(861,812)
Distribution of 7,963 shares of treasury stock for directors' compensation	-	(198,597)	-	198,597	-	-
Purchase of 16,136 shares of treasury stock	-	-	-	(486,174)	-	(486,174)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at March 31, 2006	$ 43,001	$22,608,512	$73,903,617	$(17,772,257))	$ 2,201,487	$80,984,360
	=========	===========	===========	=============	===========	===========

Balances at December 31, 2006	$ 43,001	$22,652,405	$76,646,395	$(19,496,106)	$ 1,915,554	$81,761,249
Comprehensive Income:
Net income	-	-	1,700,191	-	-	1,700,191
Change in unrealized gain on securities AFS, net	-	-	-	-	126,484	126,484
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	17,354	17,354
						-----------
Total comprehensive income						1,844,029

Restricted stock units for directors' deferred compensation plan	-	20,488	-	-	-	20,488
Cash dividends declared ($.24 per share)	-	-	(848,152)	-	-	(848,152)
Distribution of 7,334 shares of treasury stock for directors' compensation	-	54,265	-	187,017	-	241,282
Purchase of 9,683 shares of treasury stock	-	-	-	(310,969)	-	(310,969)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at March 31, 2007	$ 43,001	$22,727,158	$77,498,434	$(19,620,058))	$ 2,059,392	$82,707,927
	=========	===========	===========	==============	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	-------------------
	March 31,
	----------
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
	-----	-----
Net income	$ 1,700,191	$ 1,596,526
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	99,430	99,430
Provision for loan losses	125,000	125,000
Depreciation and amortization of fixed assets	671,827	643,726
Amortization of premiums on securities, net	12,216	30,507
Accretion of deferred gain on sale of credit cards	(25,856)	(25,856)
Gain on sale of other real estate owned	(463,803)	(3,800)
Decrease in other assets	460,865	1,975
(Decrease) increase in accrued interest payable	(36,928)	30,582
Expense related to restricted stock units for directors' deferred compensation plan	20,488	19,522
Decrease in other liabilities	(724,922)	(1,994,309)
Origination of student loans	(2,812,624)	(2,659,565)
Proceeds from sales of student loans	804,665	760,745
	-----------	-----------
Net cash used by operating activities	(169,451)	(1,375,517)
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of and principal collected on securities available for sale	7,166,551	15,666,297
Proceeds from maturities of and principal collected on securities held to maturity	300,548	489,227
Purchases of securities held to maturity	(310,371)	(287,282)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(4,222,100)	(4,475,350)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	4,576,500	6,356,300
Purchases of premises and equipment	(461,783)	(690,587)
Proceeds from sale of other real estate owned	1,470,000	-
Net increase in loans	(16,619,896)	(16,041,039)
	-----------	------------
Net cash (used) provided by investing activities	(8,100,551)	1,017,566
	-----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	(1,000,126)	7,150,338
Net increase in time deposits and individual retirement accounts	17,879,436	42,587,142
Net increase (decrease) in securities sold under agreements to repurchase	3,007,857	(22,833,702)
Proceeds from Federal Home Loan Bank overnight advances	-	2,800,000
Repayments of Federal Home Loan Bank overnight advances	(7,900,000)	(20,800,000)
Purchase of treasury stock	(310,969)	(486,174)
Cash dividends paid	(848,989)	(863,773)
	-----------	-----------
Net cash provided by financing activities	10,827,209	7,553,831
	-----------	-----------
Net increase in cash and cash equivalents	2,557,207	7,195,880
Cash and cash equivalents, beginning of period	26,590,274	25,558,038
	-----------	-----------
Cash and cash equivalents, end of period	$29,147,481	$32,753,918
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 4,312,050	$ 3,327,529
	===========	===========
Income Taxes	$ 30,972	$ 1,797,162
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ -	$ 1,394,854
	===========	===========
Adjustment of securities available for sale to fair value, net of tax	$ 126,484	$ (461,699)
	===========	===========
Change in funded status of defined benefit pension and other benefit plans, net of tax	$ 17,354	$ -
	=========	=========
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

The data in the consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements in the Corporation's 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2006 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2007 and December 31, 2006, and results of operations for the three-month periods ended March 31, 2007 and 2006, and changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2007 and 2006. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,608,238 and 3,666,237 weighted average shares outstanding for the three-month periods ended March 31, 2007 and 2006, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the three-month periods ended March 31, 2007 or 2006.

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") released Financial Interpretation No. 48 ("FIN 48"). FIN 48 became effective for fiscal years beginning after December 15, 2006. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 (FASB 109"). This Interpretation prescribes a recognition threshold and a measurement attribute to determine whether a tax position will ultimately be sustained. The Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("Fin 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Corporation's financial statements.

The Corporation is no longer subject to examination by U.S. Federal income taxing authorities for years before 2003, or by New York State taxing authorities for years before 2004. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest or penalties at January 1, 2007.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements ("FASB 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is evaluating the potential effect FAS 157 may have on the Corporation's financial statements at this time.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option of Financial Assets and Financial Liabilities". The fair value option, established by this Statement permits entities to choose to measure eligible items at fair value at specified election dates. The Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted under certain conditions. The Corporation is evaluating the potential effect FAS 159 may have on the Corporation's financial statements at this time.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:
	At March 31, 2007	At December 31, 2006
	-------------------	---------------------
Original core deposit intangible amount	$ 5,965,794	$ 5,965,794
Less: Accumulated amortization	5,104,068	5,004,638
	-----------	-----------
Carrying amount	$ 861,726	$ 961,156
	============	============

Amortization expense for the three months ended March 31, 2007 and 2006 related to the CDI was $99,430. As of March 31, 2007, the remaining amortization period for the Corporation's CDI was approximately 2.2 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2007 and December 31, 2008, with $165,718 in amortization expense in 2009.

5. Comprehensive Income

Comprehensive income or loss of the Corporation represents net income plus other comprehensive income or loss, which consists of the net change in unrealized holding gains or losses on securities available for sale and the change in the funded status of the Corporation's defined benefit pension plan and other benefit plans, net of the related tax effect. Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the change in the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

Comprehensive income for the three-month period ended March 31, 2007 was $1,844,029. Comprehensive income for the three-month period ended March 31, 2006 was $1,134,827. The following summarizes the components of other comprehensive income (loss):
Other Comprehensive Income (Loss)	Three Months Ended March 31,
	------------------
	2007	2006
	------	------
Change in unrealized holding gains (losses) on securities available for sale	$ 207,182	$ (756,265)
Reclassification adjustment net gains realized in net income	-	-
	----------	-----------
Net unrealized gains	207,182	(756,265)
Tax effect	80,698	(294,566)
	----------	-----------
Net of tax amount	$ 126,484	$ (461,699)

Change in funded status of defined benefit pension plan and other benefit plans	28,425	-
Tax effect	11,071	-
	----------	-----------
Net of tax amount	17,354	-
	----------	-----------
Total other comprehensive income (loss)	$ 143,838	$ (461,699)
	==========	===========

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

7. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:
	March 31, 2007		December 31, 2006
	----------------		------------------
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	---------------	--------------	---------------	---------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 81,739,637	$ 80,466,180	$ 81,735,482	$ 80,133,906
Mortgage-backed securities	67,707,367	65,654,952	71,427,061	69,205,540
Obligations of states and political subdivisions	14,807,091	14,858,124	17,021,991	17,083,861
Corporate bonds and notes	7,875,285	8,113,780	9,123,500	9,275,322
Corporate stocks	728,429	8,764,930	728,542	9,130,922
	------------	------------	------------	------------
Total	$172,857,809	$177,857,966	$180,036,576	$184,829,551
	============	============	============	============

8. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:
	March 31, 2007	December 31, 2006
	---------------	-----------------
Residential mortgages	$140,054,806	$133,588,409
Commercial mortgages	57,698,214	54,666,318
Commercial, financial and agricultural	138,726,042	138,342,437
Consumer loans	159,814,707	151,066,715
	------------	------------
	$496,293,769	$477,663,879
	============	============

The following table summarizes the Corporation's non-performing assets:
	March 31, 2007	December 31, 2006
	--------------	-----------------
Non-accrual loans	$ 2,378,218	$ 2,859,922
Troubled debt restructurings	321,218	329,401
Accruing loans past due 90 days or more	406,950	420,515
	-----------	-----------
Total non-performing loans	$ 3,106,386	$ 3,609,838
Other real estate owned	749,632	1,819,204
	-----------	-----------
Total non-performing assets	$ 3,856,018	$ 5,429,042
	===========	===========

Activity in the allowance for loan losses was as follows:
	Three Months Ended March 31,
	----------------------------
	2007	2006
Balance at beginning of period	$ 7,983,256	$ 9,777,643
Provision charged to operations	125,000	125,000
Loans charged-off	(237,844)	(125,449)
Recoveries	239,879	55,691
	------------	------------
Balance at end of period	$ 8,110,291	$ 9,832,885
	============	============

At March 31, 2007 and December 31, 2006, the recorded investment in loans that are considered to be impaired totaled $2,370,253 and $2,751,400, respectively. Included in the March 31, 2007 amount are impaired loans of $301,313 for which an impairment allowance has been recognized. The related impairment allowance was $208,313. The December 31, 2006 amount includes $317,521 of impaired loans with a related impairment allowance of $224,521.

9. Components of Quarterly Net Periodic Benefit Cost
Three Months Ended March 31,	2007	2006
	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 149,400	$ 148,500
Interest cost on projected benefit obligation	320,325	301,000
Expected return on plan assets	(625,650)	(407,250)
Amortization of unrecognized transition obligation	17,475	17,500
Amortization of unrecognized prior service cost	22,200	22,500
Amortization of unrecognized net loss	-	26,000
	------------	-----------
Net periodic pension (benefit) expense	$ (116,250)	$ 108,250
	============	===========

Three Months Ended March 31,	2007	2006
	-----	-----
Supplemental Pension
Service cost, benefits earned during the period	$ 4,375	$ -
Interest cost on projected benefit obligation	13,375	11,450
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	375	362
Amortization of unrecognized net loss	13,500	14,755
	------------	-----------
Net periodic supplemental pension expense	$ 31,625	$ 26,567
	============	===========

Three Months Ended March 31,	2007	2006
	-----	-----
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 6,625	$ 17,000
Interest cost on projected benefit obligation	18,500	57,250
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	(24,250)	28,250
Amortization of unrecognized net gain	(875)	-
	------------	-----------
Net periodic postretirement, medical and life expense	$ -	$ 102,500
	============	===========

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

The plan changes were recognized as a negative plan amendment in accordance with paragraph 55 of Financial Accounting Standard No. 106 (FAS 106) in the second quarter of 2006. The plan changes were communicated to retirees and plan amendments were adopted during May 2006. The obligation was remeasured using a 6.5% Discount Rate in accordance with paragraph 73 of FAS 106.

During the fourth quarter of 2006, the Corporation contributed $10 million to its defined benefit pension plan. The calculation of this contribution was based upon an actuarial interpretation of the tax deductible limit under Internal Revenue Code (IRC) section 404(a)(7), as modified by the Pension Protection Act of 2006 (PPA). In March of 2007, the Internal Revenue Service (IRS) issued IRS Notice 2007-28 providing guidance related to this calculation, portions of which appear to be inconsistent with the language and intent of the statute, and would result in a significantly reduced tax deductible limit for the Corporation. The American Academy of Actuaries has requested that the IRS modify their guidance to be in line with the general interpretation of the PPA, or to not apply their guidance to companies that had already made contributions prior to this notice. The IRS has also been requested to not assess any excise tax on non-deductible contributions for companies that in good faith made their contributions for 2006. Further clarification related to this issue is not expected until later this summer, and as a result, the Corporation is unable to assess the potential impact, if any, on its financial position or results of operations. Possible outcomes could include the assessment of an excise tax if the Corporation is determined to have made excess contributions, or the requirement to withdraw excess contributions, which would increase the pension plan expense.

10. Subsequent Event

On May 3, 2007, the Bank finalized the acquisition of $351.0 million of trust department assets from Partners Trust Financial Group, Inc. at a purchase price of approximately $5.2 million, or 1.49% of the fair value of the assets acquired, which will be amortized over a 15 year period. The purchase agreement was originally announced in October 2006. With this acquisition, total trust assets under administration in the Bank's Trust Department now total approximately $1.9 billion.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

The discussion that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three month period ended March 31, 2007, with comparisons to the comparable period in 2006, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at March 31, 2007 totaled $750.1 million, an increase of $12.0 million or 1.6% since December 31, 2006. As discussed in greater detail below, this increase is reflected primarily in a $18.6 million increase in loans, net of deferred fees and costs and unearned income, and a $2.6 million increase in cash and cash equivalents, these increases somewhat offset primarily by a $7.0 million decrease in investment securities and a $1.5 million decrease in other assets.

As noted above, total loans, net of deferred fees and costs and unearned income increased $18.6 million or 3.9% from December 31, 2006 to March 31, 2007. Activity in all segments of the portfolio was strong during the first quarter of 2007 with total consumer loans increasing $8.7 million, and residential mortgages and commercial loans (including commercial mortgages) increasing $6.5 million and $3.4 million, respectively. The increase in total consumer loans was reflected primarily in higher installment loan balances of $7.2 million, as well as increases in student loan and term home equity balances of $2.0 million and $1.0 million, respectively, these increases somewhat offset primarily by a $1.3 million decrease in revolving home equity balances.

The composition of the loan portfolio is summarized as follows:
	March 31, 2007	December 31, 2006
	--------------	-----------------
Residential mortgages	$140,054,806	$133,588,409
Commercial mortgages	57,698,214	54,666,318
Commercial, financial and agricultural	138,726,042	138,342,437
Consumer loans	159,814,707	151,066,715
	-------------	-------------
	$496,293,769	$477,663,879
	=============	=============

The available for sale segment of the securities portfolio totaled $177.9 million at March 31, 2007, down approximately $7.0 million or 3.8% from December 31, 2006. At amortized cost, the available for sale portfolio was down approximately $7.2 million, with unrealized appreciation related to the available for sale portfolio increasing $207 thousand. The decrease in this portfolio was primarily due to maturities of municipal bonds and paydowns on mortgage-backed securities, resulting in decreases of $2.2 million and $3.7 million, respectively, as well as the maturity during the quarter of a $1.3 million corporate bond. The held to maturity portion of the portfolio, consisting primarily of local municipal obligations, was virtually unchanged from December 31, 2006.

A $354 thousand decrease in Federal Home Loan Bank and Federal Reserve Bank stock is primarily due to net redemptions of shares by the Federal Home Loan Bank of New York ("FHLB").

Other significant changes since December 31, 2006 include a $2.6 million increase in cash and cash equivalents as explained under the "Liquidity and Capital Resources" section of this discussion, and a $1.5 million decrease in other assets. This decrease was primarily due to the sale during the quarter of a property previously foreclosed upon and held in Other Real Estate Owned ("OREO").

Since December 31, 2006, total deposits have increased $16.9 million or 2.9% from $585.1 million to $602.0 million. Non-interest bearing demand deposits were down $5.4 million due to a decline in period-end non-personal balances. A $22.3 million increase in interest bearing balances was reflected primarily in a $17.9 million increase in time deposits, due in large part to an increase in municipal deposits. Additionally, at quarter-end, NOW account balances were up $2.1 million, and savings and insured money market balances increased $1.2 million and $1.1 million, respectively.

Cash flow from the increase in deposits, as well as the decrease in securities was used to fund the above noted loan growth, as well as to reduce borrowings under our line of credit with the FHLB, which were down $7.9 million since December 31, 2006.

Asset Quality

Non-performing loans at March 31, 2007 totaled $3.106 million as compared to $3.610 million at December 31, 2006, a decrease of $504 thousand, reflected primarily in a $482 thousand decrease in non-accrual loans. This reduction resulted primarily from the upgrade of two commercial relationship totaling $357 thousand from non-accrual to accruing status during the quarter, principal payments on other non-accruing commercial loans totaling $380 thousand and a $106 thousand decrease in non-accruing mortgages. These reductions were somewhat offset primarily by the addition of $357 thousand of commercial loans to non-accrual status. A $1.1 million decrease in Other Real Estate Owned was due to the sale during the quarter of a commercial property previously acquired through foreclosure proceedings.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	March 31, 2007	December 31, 2006
	--------------	-----------------
Non-accrual loans	$ 2,378	$ 2,860
Troubled debt restructurings	321	329
Accruing loans past due 90 days or more	407	421
	-------	-------
Total non-performing loans	$ 3,106	$ 3,610
Other real estate owned	750	1,819
	-------	-------
Total non-performing assets	$ 3,856	$ 5,429
	=======	=======

In addition to non-performing loans, as of March 31, 2007, the Corporation has identified 15 commercial loan relationships totaling $11.9 million in potential problem loans, as compared to $12.0 million (15 commercial loan relationships) at December 31, 2006. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. The provision for loan losses during the first quarter of 2007 totaled $125 thousand, unchanged from the first quarter of 2006. At March 31, 2007, the Corporation's allowance for loan losses totaled $8.110 million, resulting in a coverage ratio of allowance to non-performing loans of 261.1%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. During the first quarter of 2007, the Corporation realized net recoveries of $2 thousand as compared to net charge-offs of $70 thousand during the first quarter of 2006. This improvement is in large part due to net commercial loan recoveries of $45 thousand, as during the quarter we received payments totaling $162 thousand related to the balance of a commercial mortgage that had been charged off during 2006. Additionally, net consumer loan charge-offs were $28 thousand lower than those recorded during the first quarter of 2006. The allowance for loan losses to total loans at March 31, 2007 was 1.63% as compared to 1.67% as of December 31, 2006.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Three Months Ended March 31,
	-----------------------------
	2007	2006
	-----	-----
Balance at beginning of period	$ 7,983	$ 9,778
Charge-offs:
Commercial, financial and agricultural	(138)	-
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	(100)	(125)
	--------	--------
Total	(238)	(125)
	--------	--------
Recoveries:
Commercial, financial and agricultural	183	1
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	57	54
	--------	--------
Total	240	55
	--------	--------
Net charge-offs	2	(70)
Provision charged to operations	125	125
	--------	--------
Balance at end of period	$ 8,110	$ 9,833
	========	========

Results of Operation

Net income for the first quarter of 2007 totaled $1.700 million, an increase of 6.4% as compared to first quarter 2006 net income of $1.597 million. Earnings per share increased 6.8% from $0.44 per share to $0.47 per share on 57,999 fewer average shares outstanding. This improvement in net income resulted principally from increases in net interest income and non-interest income, partially offset by an increase in operating expenses.

Despite a 5 basis point decrease in net interest margin from 3.71% to 3.66%, net interest income increased $43 thousand or 0.7% from $6.076 million in the first quarter of 2006 to $6.119 million in the first quarter of 2007. This increase resulted from a $13.6 million or 2.0% increase in average earning assets as compared to the first quarter 2006 average, offset to some extent by the effect of a continuing inverted yield curve, as a 46 basis point increase in the average yield from 5.76% to 6.22% was exceeded by a 64 basis point increase in the average cost of interest bearing liabilities from 2.76% to 3.40%. The increase in average earning assets was due to a $59.1 million increase in average loans and a $2.2 million increase in average federal funds sold, offset primarily by a $47.7 million decrease in the average securities portfolio. The increase in average loans reflects growth in all segments of the loan portfolio, with average mortgages increasing $36.8 million, and average consumer loans and commercial loans increasing $12.7 million and $9.6 million, respectively. The decrease in average securities has been impacted by the inverted yield curve, and the resulting inability to leverage quality securities purchases at acceptable interest rate spreads.

Total average funding liabilities, including non-interest bearing demand deposits, increased $23.4 million or 3.7% compared to first quarter 2006 averages, as a $44.7 million increase in average deposits was somewhat offset primarily by a $15.5 million decrease in average term repurchase agreements funded by the FHLB, and a $6.9 million decrease in average overnight borrowings under the Corporations line of credit with the FHLB. While average non-interest bearing demand deposits increased $8.1 million, average interest bearing deposits were up $36.6 million. The increase in interest bearing deposits was reflected primarily in higher average time deposits and insured money market deposits of $38.2 million and $8.7 million, respectively, somewhat offset by an $8.3 million decrease in average savings account balances and a $2.0 million decrease in average NOW accounts. The decrease in average securities sold under agreements to repurchase reflects the maturity or call of advances since March of last year that had been utilized to leverage securities purchases. While average interest bearing liabilities increased $15.2 million or 3.1%, interest expense increased $917 thousand or 27.3%, as the average cost of interest bearing liabilities rose 64 basis points from 2.76% to 3.40%, reflective of the fact that the increase in average deposits was primarily due to an increase in higher cost time and insured money market deposits.

The $125 thousand provision for loan losses was unchanged from the first quarter of 2006.

Non-interest income during the first quarter of 2007 compared to the first quarter of 2006 increased $560 thousand or 17.3%. This increase was impacted to a great extent by a $464 thousand gain on the sale of a property held in OREO that had previously been acquired through foreclosure proceedings. Other significant increases include a $39 thousand increase in revenue from other OREO properties, as well as increases in credit card merchant earnings and revenue generated through CFS Group, Inc. of $32 thousand and $24 thousand, respectively. The aforementioned increases were offset to some extent primarily by a $55 thousand decrease in service charges due in large part to a decrease in fee income related to checks presented against insufficient funds.

First quarter operating expenses were $419 thousand or 6.0% higher than the comparable period last year. Areas having the greatest impact on this increase include a $363 thousand increase in salaries and wages, an $88 thousand increase in marketing and advertising costs and a $73 thousand increase in net occupancy expenses. The increase in salaries and wages reflects higher base pay associated with additions to staff during the second half of 2006, merit increases effective in January of this year, as well as an increase in incentive compensation. Marketing and advertising expenses have been impacted by higher costs related to agency production and design, and television and radio advertising. The net occupancy expense increase reflects higher depreciation expense, real estate taxes and buildings and grounds maintenance costs. The above increases were somewhat offset primarily by a $229 thousand decrease in pension and other employee benefit costs due to decreases in pension and postretirement medical expense accruals. A $225 thousand reduction in pension expense resulted primarily from an increase in the expected return on plan assets associated with the Corporation's $10 million contribution to this plan in the fourth quarter of 2006. Postretirement medical expenses decreased $103 thousand, the result of plan changes effective July 1, 2006. These reductions were offset primarily by higher payroll taxes and employee health insurance costs.

An $81 thousand increase in income tax expense was primarily due to the $184 thousand increase in pre-tax income, as well as a reduction in tax exempt income, with the effective tax rate increasing from 28.6% in the first quarter of 2006 to 29.8% in the first quarter of this year.

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

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	------------------			------------------
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	---------	--------	-------	---------	-------	------
Earning assets:
Loans	$487,546	$ 8,356	6.95%	$428,409	$ 6,913	6.54%
Taxable securities	164,616	1,777	4.38%	207,915	2,258	4.40%
Tax-exempt securities	22,566	221	3.98%	26,922	253	3.81%
Federal funds sold	2,768	36	5.24%	529	6	4.49%
Interest-bearing deposits	282	4	5.08%	397	4	4.29%
	---------	-------	-----	---------	-------	-----
Total earning assets	677,778	10,394	6.22%	664,172	9,434	5.76%

Non-earning assets:
Cash and due from banks	21,475			24,385
Premises and equipment, net	21,602			18,614
Other assets	24,133			17,507
Allowance for loan losses	(8,050)			(9,899)
AFS valuation allowance	4,261			4,171
	---------			---------
Total	$741,199			$718,950
	=========			=========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	37,249	33	0.36%	39,293	48	0.50%
Savings and insured money market deposits	162,842	726	1.81%	162,438	506	1.26%
Time deposits	245,762	2,743	4.53%	207,590	1,866	3.65%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	63,356	773	4.95%	84,650	938	4.49%
	---------	------	-----	---------	-------	------
Total interest-bearing liabilities	509,209	4,275	3.40%	493,971	3,358	2.76%

Non-interest-bearing liabilities:
Demand deposits	143,401			135,274
Other liabilities	6,627			8,509
	---------			---------
Total liabilities	659,237			637,754
Shareholders' equity	81,962			81,196
	---------			---------
Total	$741,199			$718,950
	=========			=========
Net interest income		$ 6,119			$ 6,076
		=======			=======
Net interest rate spread			2.82%			3.00%
			=====			=====
Net interest margin			3.66%			3.71%
			=====			=====

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
	-------	-----	-----
Interest and dividends earned on:
Loans	$ 995	$ 447	$1,442
Taxable securities	(468)	(12)	(480)
Tax-exempt securities	(42)	11	(31)
Federal funds sold	29	1	30
Interest-bearing deposits	(1)	1	-

Total earning assets	$ 196	$ 764	$ 960

Interest paid on:
Demand deposits	(2)	(13)	(15)
Savings and insured money market deposits	1	219	220
Time deposits	379	498	877
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(253)	87	(166)

Total interest-bearing liabilities	$106	$ 811	$ 917

Net interest income	$ 90	$ (47)	$ 43

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At March 31, 2007, the Corporation maintained a $144.4 million line of credit with the FHLB, as compared to $141.5 million at March 31, 2006.

During the first three months of 2007, cash and cash equivalents increased $2.6 million as compared to an increase of $7.2 million during the first three months of 2006. In addition to cash provided by operating activities, other primary sources of cash during the first three months of 2007 included a $16.9 million increase in deposits, $7.5 million from maturities and other principal payments on securities, a $3.0 million increase in securities sold under agreements to repurchase and proceeds from the sale of other real estate owned totaling $1.5 million. Proceeds from the above were used primarily to fund a $16.6 million net increase in loans, a $7.9 million reduction in advances from the FHLB, payment of cash dividends totaling $849 thousand, purchases of premises and equipment of $462 thousand, and purchases of securities and treasury stock in the amounts of $310 thousand and $311 thousand, respectively.

In addition to cash provided by operating activities, other primary sources of cash during the first three months of 2006 included a $49.7 million increase in deposits, $16.2 million from maturities and other principal payments on securities and $1.9 million in net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund a $16.0 million net increase in loans, a $22.8 million decrease in securities sold under agreements to repurchase, an $18.0 million reduction in FHLB advances, the payment of cash dividends in the amount of $864 thousand, purchases of premises and equipment totaling $691 thousand, and purchases of securities and treasury shares in the amounts of $287 thousand and $486 thousand, respectively.

Since December 31, 2006, the Corporation's total shareholders' equity has increased from $81.8 million to $82.7 million, primarily reflected in the $852 thousand increase in retained earnings.

As of March 31, 2007, the Corporation's consolidated leverage ratio was 10.65%. The Tier I and Total Risk Adjusted Capital ratios were 15.00% and 16.94%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first quarter of 2007 the Corporation declared cash dividends of $0.24 per share, unchanged from the amount declared during the first quarter of 2006.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 15, 2006, the Corporation's Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its then outstanding common shares, either through open market or privately negotiated transactions over a two-year period. During the first quarter of 2007, the Corporation purchased 9,683 shares at an average price of $32.11 per share. As of March 31, 2007, a total of 21,483 shares had been purchased since the inception of the announced repurchase program. Additionally during the first quarter of 2007, 7,334 shares were re-issued from treasury to fund the stock component of directors' 2006 compensation.

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee ("ALCO") has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the vice chairman of the board, president and chief executive officer, two executive vice presidents, chief financial officer, asset liability management officer, senior marketing officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At March 31, 2007, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 3.21% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 3.28%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At March 31, 2007, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 6.83% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.54%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first three months of 2007.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2007.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors
There have been no material changes in risk factors described in the Corporation's Annual Report on form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	1/1/07-1/31/07	-	$ 0.00	-	168,200
	2/1/07-2/28/07	6,908	$32.27	6,908	161,292
	3/1/07-3/31/07	2,775	$31.72	2,775	158,517
		-----	------	-----	-------
	Quarter ended 3/31/07	9,683 ======	$32.11 ======	9,683 ======	158,517 =======
Of the above, 2,100 shares were open-market transactions and the remaining 7,583 shares were direct transactions.

On November 16, 2006, the Corporation announced that its Board of Directors had authorized the repurchase of up to 180,000 shares, or approximately 5% of the Corporation's then outstanding common stock over a two year period, expiring November 15, 2008. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management.

Item 6.	Exhibits
The Corporation files herewith the following exhibits:
3.1 Bylaws of the Registrant, as amended to March 21, 2007.
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

CHEMUNG FINANCIAL CORPORATION
DATE:	May 9, 2007	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	May 9, 2007	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING March 31, 2007

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

3.1 Bylaws of the Registrant, as amended to March 21, 2007.

31.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

32.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.