Form 10-Q
period 2007-06-30
CHEMUNG FINANCIAL CORP
filed 2007-08-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2007
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 31, 2007 was 3,509,813.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30, 2007	DECEMBER 31, 2006
	------------	------------
ASSETS
Cash and due from financial institutions	$ 27,661,086	$ 26,343,804
Interest-bearing deposits in other financial institutions	612,626	246,470
	------------	------------
Total cash and cash equivalents	28,273,712	26,590,274
	------------	------------

Securities available for sale, at estimated fair value	169,872,748	184,829,551
Securities held to maturity, estimated fair value of $6,428,599 at June 30, 2007 and $6,876,509 at December 31, 2006	6,461,638	6,866,209
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,929,550	3,604,750

Loans, net of deferred origination fees and costs, and unearned income	529,434,792	477,663,879
Allowance for loan losses	(8,031,450)	(7,983,256)
	------------	------------
Loans, net	521,403,342	469,680,623
	------------	------------

Premises and equipment, net	21,606,211	21,722,094
Goodwill	1,516,666	1,516,666
Other intangible assets, net	6,005,368	961,156
Other assets	21,270,581	23,278,209
	------------	------------

Total assets	$781,339,816	$739,049,532
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$155,338,111	$151,600,733
Interest-bearing	441,802,749	433,491,144
	------------	------------
Total deposits	597,140,860	585,091,877
	------------	------------

Securities sold under agreements to repurchase	35,634,077	35,023,948
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	35,800,000	7,900,000
Accrued interest payable	1,242,111	1,323,296
Dividends payable	843,318	848,989
Other liabilities	6,750,830	6,563,161
	------------	------------
Total liabilities	697,411,196	656,751,271
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2007 and December 31, 2006	43,001	43,001
Additional-paid-in capital	22,720,788	22,652,405
Retained earnings	79,009,726	77,183,407
Treasury stock, at cost (790,321 shares at June 30, 2007; 764,420 shares at December 31, 2006)	(20,352,226)	(19,496,106)
Accumulated other comprehensive income	2,507,331	1,915,554
	------------	------------
Total shareholders' equity	83,928,620	82,298,261
	------------	------------

Total liabilities and shareholders' equity	$781,339,816	$739,049,532
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	-------------------		---------------------
	June 30,		June 30,
	-----------		-----------
INTEREST AND DIVIDEND INCOME	2007	2006	2007	2006
	------	------	------	------
Loans, including fees	$17,219,173	$14,343,653	$ 8,863,443	$ 7,430,166
Taxable securities	3,503,156	4,350,299	1,725,283	2,092,182
Tax exempt securities	431,598	495,313	210,246	242,449
Federal funds sold	52,610	49,925	16,870	44,065
Interest-bearing deposits	7,807	8,297	4,274	4,091
	-----------	-----------	-----------	-----------
Total interest and dividend income	21,214,344	19,247,487	10,820,116	9,812,953
	-----------	-----------	-----------	-----------
INTEREST EXPENSE

Deposits	7,003,282	5,414,989	3,500,830	2,994,874
Borrowed funds	771,982	608,520	446,088	227,883
Securities sold under agreements to repurchase	924,097	1,053,221	477,321	495,862
	-----------	-----------	-----------	-----------
Total interest expense	8,699,361	7,076,730	4,424,239	3,718,619
	-----------	-----------	-----------	-----------

Net interest income	12,514,983	12,170,757	6,395,877	6,094,334
Provision for loan losses	600,000	125,000	475,000	-
	-----------	-----------	-----------	-----------
Net interest income after provision for loan losses	11,914,983	12,045,757	5,920,877	6,094,334
	-----------	-----------	-----------	-----------

Other operating income:
Trust & investment services income	2,737,706	2,425,873	1,548,933	1,251,041
Service charges on deposit accounts	2,179,773	2,175,032	1,200,799	1,141,274
Net gain on securities transactions	9,680	-	9,680	-
Credit card merchant earnings	772,479	707,806	392,038	359,210
Gain on sale of other real estate	656,323	3,800	192,520	-
Other	1,705,286	1,638,087	914,204	956,393
	-----------	-----------	-----------	-----------
Total other operating income	8,061,247	6,950,598	4,258,174	3,707,918
	-----------	-----------	-----------	-----------

Other operating expenses:
Salaries and wages	5,988,259	5,224,886	3,030,531	2,629,767
Pension and other employee benefits	951,701	1,365,657	440,821	625,410
Net occupancy expenses	1,624,005	1,468,741	814,351	732,327
Furniture and equipment expenses	1,039,578	1,032,538	526,502	525,888
Data processing expense	1,845,400	1,810,414	950,028	911,674
Amortization of intangible assets	257,771	198,860	158,341	99,430
Other	3,238,223	3,148,335	1,648,276	1,767,644
	-----------	-----------	-----------	-----------
Total other operating expenses	14,944,937	14,249,431	7,568,850	7,292,140
	-----------	-----------	-----------	-----------
Income before income tax expense	5,031,293	4,746,924	2,610,201	2,510,112
Income tax expense	1,513,504	1,353,504	792,604	713,218
	-----------	-----------	-----------	-----------
Net income	$ 3,517,789	$ 3,393,420	$ 1,817,597	$ 1,796,894
	===========	===========	===========	===========

Weighted average shares outstanding	3,600,147	3,658,378	3,592,057	3,650,518
	===========	===========	===========	===========

Basic and diluted earnings per share	$0.98	$0.93	$0.51	$0.49
	===========	===========	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	--------	----------	-----------	--------------	-------------	------
Balances at December 31, 2005	$ 43,001	$22,787,587	$73,168,903	$(17,484,680)	$2,663,186	$81,177,997
Comprehensive Income:
Net income	-	-	3,393,420	-	-	3,393,420
Change in unrealized loss on securities AFS, net	-	-	-	-	(2,217,632)	(2,217,632)
						-----------
Total comprehensive income						1,175,788

Restricted stock units for directors' deferred compensation plan	-	40,749	-	-	-	40,749
Cash dividends declared ($.48 per share)	-	-	(1,718,626)	-	-	(1,718,626)
Distribution of 7,963 shares of treasury stock for directors' compensation	-	(198,597)	-	198,597	-	-
Distribution of 1,193 shares restricted stock units for directors' deferred compensation plan	-	(26,436)	-	29,897		3,461
Purchase of 38,148 shares of treasury stock	-	-	-	(1,135,663)	-	(1,135,663)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at June 30, 2006	$ 43,001	$22,603,303	$74,843,697	$(18,391,849))	$ 445,554	$79,543,706
	=========	===========	===========	=============	===========	===========

Balances at December 31, 2006	$ 43,001	$22,652,405	$77,183,407	$(19,496,106)	$ 1,915,554	$82,298,261
Comprehensive Income:
Net income	-	-	3,517,789	-	-	3,517,789
Change in unrealized gain on securities AFS, net	-	-	-	-	556,921	556,921
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	34,856	34,856
						-----------
Total comprehensive income						4,109,566

Restricted stock units for directors' deferred compensation plan	-	41,777	-	-	-	41,777
Cash dividends declared ($.48 per share)	-	-	(1,691,470)	-	-	(1,691,470)
Distribution of 7,334 shares of treasury stock for directors' compensation	-	54,265	-	187,017	-	241,282
Distribution of 1,230 shares restricted stock units for directors' deferred compensation plan	-	(27,659)	-	31,476	-	3,817
Purchase of 34,465 shares of treasury stock	-	-	-	(1,074,613)	-	(1,074,613)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at June 30, 2007	$ 43,001	$22,720,788	$79,009,726	$(20,352,226))	$ 2,507,331	$83,928,620
	=========	===========	===========	==============	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
	-----	-----
Net income	$ 3,517,789	$ 3,393,420
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	257,771	198,860
Provision for loan losses	600,000	125,000
Depreciation and amortization of fixed assets	1,356,078	1,302,802
Amortization of premiums on securities, net	27,925	63,462
Accretion of deferred gain on sale of credit cards	(51,713)	(51,713)
Gain on sale of other real estate owned	(656,323)	(3,800)
Net gain on securities transactions	(9,680)	-
Decrease in other assets	354,443	142,982
(Decrease) increase in accrued interest payable	(81,185)	11,870
Expense related to restricted stock units for directors' deferred compensation plan	41,777	40,749
Increase (decrease) in other liabilities	215,785	(647,143)
Origination of student loans	(3,032,678)	(2,845,793)
Proceeds from sales of student loans	4,574,721	3,278,951
	-----------	-----------
Net cash provided by operating activities	7,114,710	5,009,647
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of and principal collected on securities available for sale	25,926,230	31,377,201
Proceeds from maturities of and principal collected on securities held to maturity	1,391,442	1,053,092
Purchases of securities available for sale	(10,100,000)	-
Purchases of securities held to maturity	(986,871)	(1,029,769)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(10,662,300)	(7,637,050)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	9,337,500	9,249,150
Purchases of premises and equipment	(1,240,195)	(2,465,859)
Cash paid for purchase of trust business	(5,301,983)	-
Proceeds from sale of other real estate owned	2,309,508	29,842
Net increase in loans	(53,891,962)	(35,591,019)
	-----------	------------
Net cash used by investing activities	(43,218,631)	(5,014,412)
	-----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	(3,788,685)	5,378,188
Net increase in time deposits and individual retirement accounts	15,837,668	28,930,205
Net increase (decrease) in securities sold under agreements to repurchase	610,129	(24,686,480)
Proceeds from Federal Home Loan Bank overnight advances	35,800,000	21,000,000
Repayments of Federal Home Loan Bank overnight advances	(7,900,000)	(20,800,000)
Repayments of Federal Home Loan Bank term advances	-	(10,000,000)
Purchase of treasury stock	(1,074,613)	(1,135,663)
Cash dividends paid	(1,697,140)	(1,725,584)
	-----------	-----------
Net cash provided (used) by financing activities	37,787,359	(3,039,334)
	-----------	-----------
Net increase (decrease) in cash and cash equivalents	1,683,438	(3,044,099)
Cash and cash equivalents, beginning of period	26,590,274	25,558,038
	-----------	-----------
Cash and cash equivalents, end of period	$28,273,712	$22,513,939
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 8,780,546	$ 7,064,860
	===========	===========
Income Taxes	$ 30,972	$ 1,817,162
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 27,200	$ 1,394,854
	===========	===========
Adjustment of securities available for sale to fair value, net of tax	$ 556,922	$(2,217,632)
	===========	===========
Change in funded status of defined benefit pension and other benefit plans, net of tax	$ 34,856	$ -
	=========	=========
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

The data in the consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements in the Corporation's 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2006 Annual Report on Form 10-K. As permitted by Staff Accounting Bulletin No. 108 ("SAB 108"), the December 31, 2006 balance sheet has been corrected to reflect the accrual of trust fee income which had previously been recognized on the cash basis. These differences, which are deemed to be immaterial, were identified during the second quarter of 2007. Such adjustments resulted in increases in other assets, other liabilities and shareholders' equity in the amounts of $880 thousand, $343 thousand and $537 thousand, respectively as of December 31, 2006. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2007 and December 31, 2006, and results of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2007 and 2006. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,600,147 and 3,658,378 weighted average shares outstanding for the six-month periods ended June 30, 2007 and 2006, respectively and 3,592,057 and 3,650,518 weighted average shares outstanding for the three-month periods ended June 30, 2007 and 2006, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the six-month periods ended June 30, 2007 or 2006.

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

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At June 30, 2007	At December 31, 2006
	-------------------	---------------------
Original core deposit intangible	$ 5,965,794	$ 5,965,794
Less: Accumulated amortization	5,203,498	5,004,638
	-----------	-----------
Carrying amount	$ 762,296	$ 961,156
	============	============

Amortization expense for the six months ended June 30, 2007 and 2006 related to the CDI was $198,860. As of June 30, 2007, the remaining amortization period for the Corporation's CDI was approximately 1.9 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2007 and December 31, 2008, with $165,718 in amortization expense in 2009.

The following table presents information relative to the Corporation's purchase of the trust business of Partners Trust Financial Group, Inc. on May 3, 2007. At that time, the Corporation acquired $351 million of trust assets under administration at fair value:

At June 30, 2007
-------------------
Original customer relationship intangible	$ 5,301,983
Less: Accumulated amortization	58,911
-----------
Carrying amount	$ 5,243,072
============

Amortization expense as of June 30, 2007 related to the customer relationship intangible was $58,911. As of June 30, 2007, the remaining amortization period was approximately 14.8 years. The estimated amortization expense is $235,644 for the year ending December 31, 2007 and $353,466 for the years ending December 31, 2008 through December 31, 2021, with $117,822 in amortization expense in 2022.

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

Comprehensive income for the three and six-month periods ended June 30, 2007 was $2,265,536 and $4,109,566, respectively. Comprehensive income for the three and six-month periods ended June 30, 2006 was $40,961 and $1,175,788, respectively.

The following summarizes the components of other comprehensive income (loss):

Other Comprehensive Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	--------------------		-------------------
	2007	2006	2007	2006
	------	------	------	------
Change in unrealized holding gains (losses) on securities available for sale	$ 690,172	$(2,876,220)	$ 897,354	$(3,632,485)
Reclassification adjustment net gains realized in net income	(9,680)	-	(9,680)	-
	-----------	------------	-----------	------------
Net unrealized gains	680,492	(2,876,220)	887,674	(3,632,485)
Tax effect	250,054	(1,120,287)	330,753	(1,414,853)
	-----------	------------	-----------	------------
Net of tax amount	$ 430,438	$(1,755,933)	$ 556,921	$(2,217,632)

Change in funded status of defined benefit pension plan and other benefit plans	28,425	-	56,850	-
Tax effect	10,924	-	21,994	-
	-----------	-----------	-----------	------------
Net of tax amount	17,501	-	34,856	-
	-----------	-----------	-----------	------------
Total other comprehensive income (loss)	$ 447,939	$(1,755,933)	$ 591,777	$(2,217,632)
	===========	============	===========	============

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

7. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	June 30, 2007		December 31, 2006
	----------------		------------------
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	---------------	--------------	---------------	---------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 81,743,839	$ 80,139,727	$ 81,735,482	$ 80,133,906
Mortgage-backed securities	63,903,806	61,834,558	71,427,061	69,205,540
Obligations of states and political subdivisions	13,368,141	13,270,396	17,021,991	17,083,861
Corporate bonds and notes	4,347,972	4,572,610	9,123,500	9,275,322
Corporate stocks	828,342	10,055,457	728,542	9,130,922
	------------	------------	------------	------------
Total	$164,192,100	$169,872,748	$180,036,576	$184,829,551
	============	============	============	============

8. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	June 30, 2007	December 31, 2006
	---------------	-----------------
Residential mortgages	$149,876,721	$133,588,409
Commercial mortgages	62,718,506	54,666,318
Commercial, financial and agricultural	141,492,621	138,342,437
Consumer loans	175,346,944	151,066,715
	------------	------------
	$529,434,792	$477,663,879
	============	============

The following table summarizes the Corporation's non-performing assets:

	June 30, 2007	December 31, 2006
	--------------	-----------------
Non-accrual loans	$ 2,169,332	$ 2,859,922
Troubled debt restructurings	313,047	329,401
Accruing loans past due 90 days or more	351,103	420,515
	-----------	-----------
Total non-performing loans	$ 2,833,482	$ 3,609,838
Other real estate owned	103,440	1,819,204
	-----------	-----------
Total non-performing assets	$ 2,936,922	$ 5,429,042
	===========	===========

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,
	----------------------------
	2007	2006
Balance at beginning of period	$ 7,983,256	$ 9,777,643
Provision charged to operations	600,000	125,000
Loans charged-off	(834,252)	(737,950)
Recoveries	282,446	99,732
	------------	------------
Balance at end of period	$ 8,031,450	$ 9,264,425
	============	============

At June 30, 2007 and December 31, 2006, the recorded investment in loans that are considered to be impaired totaled $2,178,867 and $2,751,400, respectively. Included in the June 30, 2007 amount are impaired loans of $284,854 for which an impairment allowance has been recognized. The related impairment allowance was $191,854. The December 31, 2006 amount includes $317,521 of impaired loans with a related impairment allowance of $224,521.

9. Components of Quarterly Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	-----	-----	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 149,400	$ 148,500	$ 298,800	$ 297,000
Interest cost on projected benefit obligation	320,325	301,000	640,650	602,000
Expected return on plan assets	(625,650)	(407,250)	(1,251,300)	(814,500)
Amortization of unrecognized transition obligation	17,475	17,500	34,950	35,000
Amortization of unrecognized prior service cost	22,200	22,500	44,400	45,000
Amortization of unrecognized net loss	-	26,000	-	52,000
	----------	----------	-----------	----------
Net periodic pension (benefit) expense	$(116,250)	$ 108,250	$ (232,500)	$ 216,500
	==========	==========	============	==========

Supplemental Pension
Service cost, benefits earned during the period	$ 4,375	$ -	$ 8,750	$ -
Interest cost on projected benefit obligation	13,375	11,450	26,750	22,900
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	375	362	750	724
Amortization of unrecognized net loss	13,500	14,755	27,000	29,510
	----------	----------	----------	----------
Net periodic supplemental pension expense	$ 31,625	$ 26,567	$ 63,250	$ 53,134
	==========	==========	==========	==========

Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 6,625	$ 4,500	$ 13,250	$ 21,500
Interest cost on projected benefit obligation	18,500	15,750	37,000	73,000
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(24,250)	(25,500)	(48,500)	2,750
Amortization of unrecognized net gain	(875)	(2,500)	(1,750)	(2,500)
	----------	----------	---------	----------
Net periodic postretirement, medical and life expense	$ -	$ (7,750)	$ -	$ 94,750
	==========	==========	==========	==========

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

As a result of these changes, the Bank received the Medicare Part D subsidy payment for January 1, 2006 through June 30, 2006 for all Medicare eligible retirees and spouses and for July 1, 2006 through December 31, 2006 for only those Medicare eligible retirees and spouses who live outside of the Central NY area. Due to the decrease in the number of retirees and spouses who will produce a federal subsidy payment for the Bank, it is not expected that the Bank will file for and receive subsidy payments after 2006.

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

During the fourth quarter of 2006, the Corporation contributed $10 million to its defined benefit pension plan. The calculation of this contribution was based upon an actuarial interpretation of the tax deductible limit under Internal Revenue Code (IRC) section 404(a)(7), as modified by the Pension Protection Act of 2006 (PPA). In March of 2007, the Internal Revenue Service (IRS) issued IRS Notice 2007-28 providing guidance related to this calculation, portions of which appear to be inconsistent with the language and intent of the statute, and would result in a significantly reduced tax deductible limit for the Corporation. The American Academy of Actuaries has requested that the IRS modify their guidance to be in line with the general interpretation of the PPA, or to not apply their guidance to companies that had already made contributions prior to this notice. The IRS has also been requested to not assess any excise tax on non-deductible contributions for companies that in good faith made their contributions for 2006. Further clarification related to this issue is not expected until later this year, and as a result, the Corporation is unable to assess the potential impact, if any, on its financial position or results of operations. Possible outcomes could include the assessment of an excise tax if the Corporation is determined to have made excess contributions, or the requirement to withdraw excess contributions, which would increase the pension plan expense.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and six-month periods ended June 30, 2007, with comparisons to the comparable periods in 2006, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at June 30, 2007 totaled $781.3 million, an increase of $42.3 million or 5.7% since December 31, 2006. As discussed in greater detail below, this increase is reflected primarily in a $51.8 million increase in loans, net of deferred fees and costs and unearned income, and a $5.0 million increase in intangible assets, net, offset principally by a $15.4 million decrease in investment securities.

As noted above, total loans, net of deferred fees and costs and unearned income increased $51.8 million or 10.8% from December 31, 2006 to June 30, 2007. Growth was exhibited in all segments of the loan portfolio, with total consumer loans increasing $24.3 million, residential mortgages increasing $16.3 million and commercial loans (including commercial mortgages) increasing $11.2 million. The increase in consumer loans was principally due to a $24.4 million increase in installment loans, due in large part to a significant increase in indirect auto financing originations during the second quarter of this year, driven primarily by pricing. Activity in both residential mortgages and commercial loans has been strong throughout the first half of the year, impacted in part by the Corporation's expansion into Tompkins County, with total residential mortgages and commercial loans in this market increasing $8.2 million and $7.8 million, respectively.

The composition of the loan portfolio is summarized as follows:
	June 30, 2007	December 31, 2006
	--------------	-----------------
Residential mortgages	$149,876,721	$133,588,409
Commercial mortgages	62,718,506	54,666,318
Commercial, financial and agricultural	141,492,621	138,342,437
Consumer loans	175,346,944	151,066,715
	-------------	-------------
	$529,434,792	$477,663,879
	=============	=============

The available for sale segment of the securities portfolio totaled $169.9 million at June 30, 2007, down approximately $15.0 million or 8.1% from December 31, 2006. At amortized cost, the available for sale portfolio was down approximately $15.8 million, with unrealized appreciation related to the available for sale portfolio increasing $888 thousand. The decrease in this portfolio was principally due to paydowns on mortgage-backed securities totaling $7.5 million, maturities and calls of corporate bonds totaling $4.8 million, and maturities and principal reductions of municipal bonds totaling $3.7 million. Proceeds from the above were used to support the loan growth during the first six months of this year. The held to maturity portion of the portfolio, consisting primarily of local municipal obligations, was down approximately $405 thousand from $6.9 million at December 31, 2006 to $6.5 million at June 30, 2007.

A $5.0 million net increase in intangibles is due to the Corporation's acquisition on May 3, 2007 of the trust business of Partners Trust Financial Group, Inc. ("Partners Trust") at a purchase price of approximately $5.2 million or 1.49% of the fair value of the business acquired, which is being amortized over a 15 year period. At that time, the Corporation acquired $351 million of trust assets under administration at fair value.

A $1.3 million increase in Federal Home Loan Bank and Federal Reserve Bank stock is due primarily to an increase in the Corporation's ownership of Federal Home Loan Bank of New York ("FHLB") stock, which is reflective of the increase in FHLB borrowings since the end of 2006.

Since December 31, 2006, total deposits have increased $12.0 million or 2.1% from $585.1 million to $597.1 million. Non-interest bearing demand deposits increased $3.7 million due to an increase in period-end personal account balances. An $8.3 million increase in interest bearing balances was reflected primarily in a $15.8 million increase in time deposits, due in large part to an increase in municipal time deposits, offset in part by lower personal investment certificate balances. The increase in time deposits was offset to some extent by an $8.7 million decrease in insured money market accounts due to lower period-end non-personal account balances.

With loan growth during the first six months of this year exceeding funding provided through the increase in deposits and the reduction in the securities portfolio, short term borrowings under our line of credit with the FHLB have increased $27.9 million from $7.9 million at December 31, 2006 to $35.8 million at June 30, 2007.

Asset Quality

Non-performing loans at June 30, 2007 totaled $2.833 million as compared to $3.610 million at December 31, 2006, a decrease of $777 thousand, reflected primarily in a $691 thousand decrease in non-accrual loans. During the first six months of 2007, five commercial loans with outstanding balances at June 30, 2007 totaling $301 thousand were placed in non-accrual status, offset primarily by the upgrade of two commercial relationships totaling $357 thousand from non-accrual to accruing status, as well as principal reductions on other non-accruing commercial loans totaling $505 thousand and a $144 thousand decrease in non-accruing mortgages. A $70 thousand decrease in accruing loans 90 days or more past due is primarily due to lower period-end mortgage and consumer loan delinquencies. Other Real Estate Owned has decreased $1.715 million since December 31, 2006, primarily due to the sale of two commercial properties during the first six months of this year.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	June 30, 2007	December 31, 2006
	--------------	-----------------
Non-accrual loans	$ 2,169	$ 2,860
Troubled debt restructurings	313	329
Accruing loans past due 90 days or more	351	421
	-------	-------
Total non-performing loans	$ 2,833	$ 3,610
Other real estate owned	104	1,819
	-------	-------
Total non-performing assets	$ 2,937	$ 5,429
	=======	=======

In addition to non-performing loans, as of June 30, 2007, the Corporation has identified 15 commercial loan relationships totaling $11.9 million in potential problem loans, as compared to $12.0 million (15 commercial loan relationships) at December 31, 2006. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which any factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. While the level of non-performing loans has continued to decline, during the second quarter of this year, the Corporation charged off a commercial loan against the allowance for loan losses for which no previous allocation to the allowance had been made. This was the principal factor in the $475 thousand increase in both the second quarter and year-to-date provision when compared to the corresponding periods in 2006. At June 30, 2007, the Corporation's allowance for loan losses totaled $8.031 million, resulting in a coverage ratio of allowance to non-performing loans of 283.5%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first six months of 2007 totaled $552 thousand as compared to $639 thousand during the first six months of 2006, this decrease primarily due to decreases in net commercial loan and consumer loan charge-offs of $63 thousand and $37 thousand, respectively. The improvement in net commercial loan charge-offs was principally the result of payments totaling $162 thousand related to the balance of a commercial loan that had been charged off during 2006. The allowance for loan losses to total loans at June 30, 2007 was 1.52% as compared to 1.67% as of December 31, 2006.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Six Months Ended June 30,
	-----------------------------
	2007	2006
	-----	-----
Balance at beginning of period	$ 7,983	$ 9,778
Charge-offs:
Commercial, financial and agricultural	(609)	(490)
Commercial mortgages	-	-
Residential mortgages	(13)	-
Consumer loans	(212)	(248)
	--------	--------
Total	(834)	(738)
	--------	--------
Recoveries:
Commercial, financial and agricultural	185	3
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	97	96
	--------	--------
Total	282	99
	--------	--------
Net charge-offs	(552)	(639)
Provision charged to operations	600	125
	--------	--------
Balance at end of period	$ 8,031	$ 9,264
	========	========

Results of Operations

Second Quarter of 2007 vs. Second Quarter of 2006

Net income for the second quarter of 2007 totaled $1.818 million, an increase of $21 thousand or 1.2% as compared to second quarter 2006 net income of $1.797 million. Earnings per share increased 4.1% from $0.49 per share to $0.51 per share on 58,461 fewer average shares outstanding. This improvement in second quarter net income resulted principally from increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses and operating expenses, as well as a higher effective tax rate.

Net interest income increased $302 thousand or 5.0% from $6.094 million during the second quarter of 2006 to $6.396 million during the second quarter of 2007, with the net interest margin increasing 3 basis points from 3.66% to 3.69%. This improvement resulted from a $28.7 million or 4.3% increase in average earning assets, and a 34 basis point increase in average yield as compared to the second quarter of 2006, offset to some extent by a 38 basis point increase in the average cost of interest bearing liabilities. The increase in average earning assets was due to a $70.2 million or 15.8% increase in average loans, offset primarily by a $39.2 million or 17.9% decrease in the average securities portfolio. The increase in average loans is reflective of growth in all segments of the loan portfolio, with average mortgages increasing $37.7 million, average consumer loans increasing $29.2 million and average commercial loans increasing $3.3 million. As loans have grown, principal reductions in the securities portfolio have been reinvested in these higher yielding loans, a significant factor in the decrease in the average securities portfolio. The growth in average earning assets, coupled with the increase in average yield, resulted in a $1.007 million or 10.3% increase in total interest income from $9.813 million in the second quarter of 2006 to $10.820 million in the second quarter of this year.

Total average funding liabilities, including non-interest bearing demand deposits, increased $40.6 million or 6.4% compared to second quarter 2006 averages, due primarily to a $25.6 million increase in average deposits and a $14.3 million increase in total average borrowings and securities sold under agreements to repurchase funded by the FHLB. Average non-interest bearing demand deposits increased $12.8 million, with average interest bearing deposits also up $12.8 million. The increase in average interest bearing deposits was reflected primarily in higher average time deposits and insured money market deposits of $13.9 million and $4.8 million, respectively, somewhat offset primarily by a $5.7 million decrease in average savings account balances. The increase in average borrowings and securities sold under agreements to repurchase with the FHLB was directly impacted by funding requirements to support the aforementioned increase in average loans. While average interest bearing liabilities increased $27.8 million or 5.6%, interest expense increased $705 thousand or 19.0%, as the average cost of interest bearing liabilities rose 38 basis points from 3.01% to 3.39%.

As discussed more fully under the Asset Quality section of this report, the $475 thousand increase in the provision for loan losses reflects managements evaluation of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality and loan growth.

Non-interest income during the second quarter of 2007 compared to the second quarter of 2006 increased $550 thousand or 14.8%. Major factors in this increase include a $298 thousand increase in Trust and Investment Center fee income, impacted to a great degree by the acquisition in May of this year of the trust department business of Partners Trust, and a $193 thousand gain recognized on the sale of a commercial property held in Other Real Estate Owned ("OREO") that had previously been acquired through foreclosure proceedings. Additionally, during the second quarter of this year, we accelerated charitable donations to non-profit organizations that we fund through the donation of appreciated stock, resulting in a $63 thousand increase in non-taxable gains associated with these donations. Management's decision to accelerate these donations was based upon an increase in the market value of SLM Corporation ("SLM") stock following the announcement early in the second quarter of the proposed sale of SLM to an investment group for $60.00 per share. Following that announcement, the market value per share of SLM rose from the mid $40 range to the mid $50 range, thereby making it advantageous to the Corporation to accelerate these donations at that time. Other significant factors included a $60 thousand increase in service charges, due primarily to an increase in fee income related to checks presented against insufficient funds, as well as increases in check card interchange fee income and credit card merchant earnings of $38 thousand and $33 thousand respectively. These increases were somewhat offset primarily by a $162 thousand decrease in revenue from the Corporation's equity investment in Cephas Capital Partners, LP ("Cephas") and a $51 thousand decrease in revenue from OREO properties. The decrease in revenue from Cephas was due primarily to a decrease in realized gains on the sale of equity positions taken in companies to which Cephas had provided financing.

Second quarter 2007 operating expenses were $277 thousand or 3.8% higher than the comparable period last year. Areas having the greatest impact on this increase include a $401 thousand increase in salaries and wages, an $82 thousand increase in net occupancy costs, a $63 thousand loss on the disposal of fixed assets, a $63 thousand increase in donation expense and a $59 thousand increase in amortization of intangible assets. The increase in salaries and wages reflects higher base pay related to additions to staff during the second half of 2006, as well as the addition of former Partners Trust employees in May of this year, merit increases effective in January of this year and an increase in incentive compensation. The net occupancy expense increase includes higher depreciation expense, real estate taxes, rent expense and buildings and grounds maintenance costs. The loss on the disposal of fixed assets resulted from the write-off of the remaining book balance of a reader-sorter that was no longer being utilized following our conversion to electronic branch capture for daily processing. The $63 thousand increase in donation expense is directly related to the above mentioned acceleration of donations of appreciated stock, with the $59 thousand increase in amortization expense related to the amortization of the purchased intangible associated with the acquisition of the trust department business of Partners Trust. The above mentioned increases were offset to some extent primarily by a $225 thousand decrease in costs associated with OREO and a $185 thousand decrease in pension and other employee benefits. The decrease in OREO costs was due to the sale during the first quarter of a commercial property that had previously been acquired through foreclosure proceedings, while the decrease in the cost of employee benefits is primarily due to lower pension expense accruals resulting from an increase in the expected return on plan assets associated with the Corporation's $10 million contribution to this plan in the fourth quarter of 2006.

A $79 thousand increase in income tax expense reflects an increase in income subject to federal and state income taxes as well as a reduction in the future tax benefit associated with deferred tax assets related to the decrease in the statutory New York State tax rate from 7.5% to 7.1%, resulting in an effective tax rate of 30.4% for the second quarter of this year compared to 28.4% for the second quarter of 2006.

Year-To-Date 2007 vs. Year-To-Date 2006

Net income for the six-month period ended June 30, 2007 totaled $3.518 million, an increase of 3.7% as compared to net income of $3.393 million for the six-month period ended June 30, 2006. Earnings per share were up 5.4% from $0.93 per share to $0.98 per share on 58,231 fewer average shares outstanding. Similar to second quarter results, this increase in year-to-date income resulted primarily from increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses and operating expenses, as well as a higher effective tax rate.

Net interest income increased $344 thousand or 2.8% from $12.171 million for the first six months of 2006 to $12.515 million for the six months ended June 30, 2007, with the net interest margin declining 2 basis points from 3.69% to 3.67%. The improvement in net interest income resulted from a $21.2 million or 3.2% increase in average earning assets, and a 40 basis point increase in average yield from 5.83% to 6.23%, offset by a 52 basis point increase in the average cost of interest bearing liabilities. The increase in average earning assets is due to a $64.7 million or 14.8% increase in average loans, offset primarily by a $43.4 million or 19.1% decrease in the average securities portfolio. As was the case in the second quarter, the increase in average loans reflects growth in all segments of the loan portfolio, with average mortgages increasing $37.2 million, average consumer loans increasing $21.0 million and average commercial loans up $6.5 million. The decrease in the average securities portfolio has been impacted by loan growth, with principal reductions in the securities portfolio being reinvested in higher yielding loans. The growth in average earning assets and yield resulted in a $1.967 million or 10.2% increase in total interest and dividend income from $19.247 million for the six months ended June 30, 2006 to $21.214 million for the six months ended June 30, 2007.

Total average funding liabilities, including non-interest bearing demand deposits increased $32.0 million or 5.1% when compared to the first six months of last year, the result of a $35.1 million increase in average deposits, offset primarily by lower total average borrowings and securities sold under agreements to repurchase funded through the FHLB. While average demand deposits increased $10.5 million, average interest bearing deposits increased $24.6 million. Similar to second quarter results, the increase in average interest bearing deposits was due to higher average time deposits and insured money market balances of $26.0 million and $6.7 million, respectively, offset primarily by a $7.0 million decrease in average savings balances. While average interest bearing liabilities increased $21.5 million or 4.4%, total interest expense increased $1.623 million or 22.9%, as the average cost of interest bearing liabilities increased 52 basis points to 3.40%.

A $475 thousand increase in the provision for loan losses is due to the increase during the second quarter of this year as noted above and discussed more fully under the "Asset Quality" section of this report.

Non-interest income for the first half of 2007 increased $1.111 million or 16.0% when compared to the comparable period in 2006. Similar to the second quarter results, a $653 thousand increase in gains on the sale of OREO, as well as a $312 thousand increase in Trust and Investment Center fee income, contributed significantly to this increase. The increase in gains on the sale of OREO resulted from the sale of two commercial properties during the first half of this year, while the increase in Trust and Investment Center fee income was due in large part to the purchase of the trust business from Partners Trust in May of this year. As was noted above, the acceleration of charitable donations funded with appreciated stock resulted in an increase of $69 thousand in non-taxable gains. Other areas impacting this increase included increases in credit card merchant earnings and check card interchange fee income of $65 thousand and $53 thousand, respectively. As was the case in the second quarter, and for reasons noted above, these increases were somewhat offset primarily by a $170 thousand decrease in revenue from the Corporation's equity investment in Cephas.

Operating expenses for the first six months of this year increased $696 thousand or 4.9% compared to the corresponding period in 2006. As was the case with the second quarter operating expense increase, and for reasons discussed above, areas impacting this increase include a $763 thousand increase in salaries and wages, a $155 thousand increase in net occupancy costs, a $68 thousand increase in donations expense, a $63 thousand loss on the disposal of fixed assets and a $59 thousand increase in amortization of intangible assets. These increases were somewhat offset by a $414 thousand decrease in pension and other employee benefits and a $154 thousand decrease in costs associated with OREO.

Income taxes for the first six months of 2007 were $160 thousand higher than last year, principally due to a higher level of taxable income and the aforementioned reduction in the future tax benefit associated with deferred tax assets due to the decrease in the statutory New York State tax rate, resulting in an increase in the effective tax rate from 28.5% in 2006 to 30.1% this year.

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

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006			Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$501,281	$17,219	6.93%	$436,562	$14,344	6.63%	$514,864	$8,864	6.90%	$444,625	$7,430	6.70%
Taxable securities	161,397	3,503	4.38%	200,409	4,351	4.38%	158,212	1,725	4.37%	192,985	2,092	4.35%
Tax-exempt securities	21,917	432	3.97%	26,319	495	3.80%	21,275	210	3.96%	25,723	243	3.78%
Federal funds sold	2,023	52	5.24%	2,076	50	4.85%	1,287	17	5.26%	3,607	44	4.90%
Interest-bearing deposits	315	8	4.99%	373	8	4.49%	348	4	4.93%	348	4	4.71%
Total earning assets	686,933	21,214	6.23%	665,739	19,248	5.83%	695,986	10,820	6.24%	667,288	9,813	5.90%

Non-earning assets:
Cash and due from banks	21,725			23,298			21,972			22,224
Premises and equipment, net	21,563			18,829			21,525			19,041
Other assets	25,470			18,637			26,792			19,756
Allowance for loan losses	(8,095)			(9,834)			(8,139)			(9,770)
AFS valuation allowance	4,843			3,365			5,419			2,567
Total	$752,439			$720,034			$763,555			$721,106

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	37,621	68	0.36%	38,776	97	0.50%	37,989	34	0.36%	38,266	48	0.51%
Savings and insured money market deposits	163,106	1,454	1.80%	163,337	1,108	1.37%	163,367	728	1.79%	164,226	603	1.47%
Time deposits	246,718	5,481	4.48%	220,752	4,210	3.85%	247,665	2,739	4.44%	233,769	2,344	4.02%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	69,007	1,696	4.96%	72,044	1,662	4.65%	74,595	923	4.97%	59,576	724	4.87%
Total interest-bearing liabilities	516,452	8,699	3.40%	494,909	7,077	2.88%	523,616	4,424	3.39%	495,837	3,719	3.01%

Non-interest-bearing liabilities:
Demand deposits	146,273			135,775			149,114			136,271
Other liabilities	7,097			8,492			7,561			8,474
Total liabilities	669,822			639,176			680,291			640,582
Shareholders' equity	82,617			80,858			83,264			80,524
Total	$752,439			$720,034			$763,555			$721,106
Net interest income		$12,515			$12,171			$6,396			$6,094
Net interest rate spread			2.83%			2.95%			2.85%			2.89%
Net interest margin			3.67%			3.69%			3.69%			3.66%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006			Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$2,200	$ 675	$2,875	$1,204	$ 230	$1,434
Taxable securities	(847)	(1)	(848)	(379)	12	(367)
Tax-exempt securities	(86)	23	(63)	(44)	11	(33)
Federal funds sold	(1)	3	2	(30)	3	(27)
Interest-bearing deposits	(1)	1	-	-	-	-

Total earning assets	$ 626	$1,340	$1,966	$ 432	$ 575	$1,007

Interest paid on:
Demand deposits	(3)	(26)	(29)	-	(14)	(14)
Savings and insured money market deposits	(2)	348	346	(3)	128	125
Time deposits	529	742	1,271	145	250	395
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(72)	106	34	186	13	199

Total interest-bearing liabilities	$ 319	$1,303	$1,622	$ 216	$ 489	$ 705

Net interest income	$ 307	$ 37	$ 344	$ 216	$ 86	$ 302

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At June 30, 2007, the Corporation maintained a $144.4 million line of credit with the FHLB, as compared to $141.5 million at June 30, 2006.

During the first six months of 2007, cash and cash equivalents increased $1.7 million as compared to a decrease of $3.0 million during the first six months of last year. In addition to cash provided by operating activities, other primary sources of cash during the first half of 2007 included proceeds from maturities and principal payments on securities totaling $27.3 million, a $27.9 million increase in advances from the FHLB, a $12.0 million increase in deposits and proceeds from the sale of OREO totaling $2.3 million. Proceeds from the above were used primarily to fund a $53.9 million net increase in loans, purchases of securities totaling $11.1 million, a $5.3 million purchased intangible related to the purchase of the trust business of Partners Trust, payment of cash dividends totaling $1.7 million, a $1.3 million increase in FHLB and Federal Reserve Bank stock, and the purchase of fixed assets and treasury shares totaling $1.2 million and $1.1 million, respectively.

In addition to cash provided by operating activities, other primary sources of cash during the first six months of 2006 included a $34.3 million increase in deposits, proceeds from maturities and principal payments on securities totaling $32.4 million and $1.6 million in net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund a $35.6 million net increase in loans, a $24.7 million decrease in securities sold under agreements to repurchase, a $9.8 million reduction in FHLB advances, purchases of fixed assets totaling $2.5 million, payment of cash dividends in the amount of $1.7 million, and the purchase of treasury shares and securities totaling $1.1 million and $1.0 million, respectively.

As of June 30, 2007, the Corporation's consolidated leverage ratio was 9.84%. The Tier I and Total Risk Adjusted Capital ratios were 13.48% and 15.49%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2007 the Corporation declared cash dividends of $0.48 per share, unchanged from the amount declared during the first half of 2006.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 15, 2006, the Corporation's Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its then outstanding common shares, either through open market purchases or privately negotiated transactions over a two-year period. During the first six months of 2007, the Corporation purchased 34,465 shares at an average price of $31.18 per share. As of June 30, 2007, a total of 46,265 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first half of 2007, 8,564 shares were re-issued from treasury to fund the stock component of directors' 2006 compensation as well as distributions under the Corporation's directors' deferred stock plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At June 30, 2007, it is estimated that an immediate 200-basis point decrease in interest rates would positively impact the next 12 months net interest income by 1.38% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 6.29%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At June 30, 2007, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 2.31% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 7.67%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first six months of 2007.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2007.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors
	There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	1/1/07-1/31/07	-	$ 0.00	-	168,200
	2/1/07-2/28/07	6,908	$32.27	6,908	161,292
	3/1/07-3/31/07	2,775	$31.72	2,775	158,517
		-----	------	-----	-------
	Quarter ended 3/31/07	9,683 ======	$32.11 ======	9,683 ======	158,517 =======

	4/1/07-4/30/07	1,270	31.72	1,270	157,247
	5/1/07-5/31/07	15,484	31.16	15,484	141,763
	6/1/07-6/30/07	8,028	30.01	8,028	133,735
		-----	-----	-----	--------
	Quarter ended 6/30/07	24,782 ======	$30.81 ======	24,782 ======	133,735 =======

	Period ended 6/30/07	34,465 ======	$31.18 ======	34,465 ======	133,735 =======
Of the above, 8,600 shares were open-market transactions and the remaining 25,865 shares were privately negotiated transactions.

On November 16, 2006, the Corporation announced that its Board of Directors had authorized the repurchase of up to 180,000 shares, or approximately 5% of the Corporation's then outstanding common stock over a two year period, expiring November 15, 2008. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management.

Item 4.				Submission of Matters to a Vote of Security Holders
(a)				May 9, 2007-Annual Meeting
(b)				The following directors were elected at the Annual Meeting of Shareholders on May 9, 2007:

1.				To elect five directors for a term of three years expiring in 2010.

NAME				FOR	WITHHELD
Ronald M. Bentley				3,073,680	3,283
Robert H. Dalrymple				3,060,167	16,796
Clover M. Drinkwater				3,072,487	4,476
Ralph H. Meyer				3,067,821	9,142
Richard W. Swan				3,072,359	4,604

Directors serving after the meeting whose terms expire in 2009:
David J. Dalrymple				John F. Potter
William D. Eggers				Jan P. Updegraff

Directors serving after the meeting whose terms expire in 2008:
Robert E. Agan				Thomas K. Meier
Stephen M. Lounsberry III				Charles M. Streeter, Jr.

(c)				Matters voted upon (refer to b)
(d)				Not applicable

Item 6.				Exhibits
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

CHEMUNG FINANCIAL CORPORATION
DATE:	August 8, 2007	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	August 8, 2007	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING June 30, 2007

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