Form 10-Q
period 2007-09-30
CHEMUNG FINANCIAL CORP
filed 2007-11-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2007
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

YES: X NO:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 31, 2007 was 3,519,965.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	------------	------------
ASSETS
Cash and due from financial institutions	$ 27,610,943	$ 26,343,804
Interest-bearing deposits in other financial institutions	254,112	246,470
	------------	------------
Total cash and cash equivalents	27,865,055	26,590,274
	------------	------------

Securities available for sale, at estimated fair value	168,052,106	184,829,551
Securities held to maturity, estimated fair value of $4,927,358 at September 30, 2007 and $6,876,509 at December 31, 2006	4,815,942	6,866,209
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,893,550	3,604,750

Loans, net of deferred origination fees and costs, and unearned income	543,097,226	477,663,879
Allowance for loan losses	(8,253,344)	(7,983,256)
	------------	------------
Loans, net	534,843,882	469,680,623
	------------	------------

Premises and equipment, net	22,050,805	21,722,094
Goodwill	1,516,666	1,516,666
Other intangible assets, net	5,817,572	961,156
Other assets	21,363,458	23,278,209
	------------	------------

Total assets	$791,219,036	$739,049,532
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$148,965,471	$151,600,733
Interest-bearing	453,186,686	433,491,144
	------------	------------
Total deposits	602,152,157	585,091,877
	------------	------------

Securities sold under agreements to repurchase	36,605,385	35,023,948
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	35,000,000	7,900,000
Accrued interest payable	1,447,154	1,323,296
Dividends payable	842,107	848,989
Other liabilities	8,712,260	6,563,161
	------------	------------
Total liabilities	704,759,063	656,751,271
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2007 and December 31, 2006	43,001	43,001
Additional-paid-in capital	22,745,496	22,652,405
Retained earnings	80,320,763	77,183,407
Treasury stock, at cost (791,669 shares at September 30, 2007; 764,420 shares at December 31, 2006)	(20,393,771)	(19,496,106)
Accumulated other comprehensive income	3,744,484	1,915,554
	------------	------------
Total shareholders' equity	86,459,973	82,298,261
	------------	------------

Total liabilities and shareholders' equity	$791,219,036	$739,049,532
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	-------------------		---------------------
	September 30,		September 30,
	-----------		-----------
INTEREST AND DIVIDEND INCOME	2007	2006	2007	2006
	------	------	------	------
Loans, including fees	$26,594,888	$22,136,791	$ 9,375,715	$ 7,793,138
Taxable securities	5,239,309	6,343,867	1,736,153	1,993,567
Tax exempt securities	619,053	742,033	187,455	246,721
Federal funds sold	55,053	80,697	2,444	30,772
Interest-bearing deposits	11,799	12,332	3,992	4,035
	-----------	-----------	-----------	-----------
Total interest and dividend income	32,520,102	29,315,720	11,305,759	10,068,233
	-----------	-----------	-----------	-----------
INTEREST EXPENSE

Deposits	10,522,145	8,614,182	3,518,864	3,199,194
Borrowed funds	1,478,963	807,872	706,982	199,352
Securities sold under agreements to repurchase	1,392,972	1,543,446	468,874	490,224
	-----------	-----------	-----------	-----------
Total interest expense	13,394,080	10,965,500	4,694,720	3,888,770
	-----------	-----------	-----------	-----------

Net interest income	19,126,022	18,350,220	6,611,039	6,179,463
Provision for loan losses	850,000	125,000	250,000	-
	-----------	-----------	-----------	-----------
Net interest income after provision for loan losses	18,276,022	18,225,220	6,361,039	6,179,463
	-----------	-----------	-----------	-----------

Other operating income:
Trust & investment services income	4,546,192	3,579,620	1,808,486	1,153,747
Service charges on deposit accounts	3,431,011	3,351,526	1,251,237	1,176,495
Net gain on securities transactions	9,680	10,748	-	10,748
Credit card merchant earnings	1,231,720	1,130,342	459,241	422,536
Gain on sale of other real estate	671,923	3,800	15,600	-
Other	2,442,103	2,629,660	736,819	991,572
	-----------	-----------	-----------	-----------
Total other operating income	12,332,629	10,705,696	4,271,383	3,755,098
	-----------	-----------	-----------	-----------

Other operating expenses:
Salaries and wages	9,085,521	7,917,434	3,097,262	2,692,549
Pension and other employee benefits	1,519,383	2,076,448	567,681	710,791
Net occupancy expenses	2,425,941	2,193,331	801,936	724,590
Furniture and equipment expenses	1,461,219	1,545,737	421,641	513,198
Data processing expense	2,844,269	2,822,096	998,869	1,011,682
Amortization of intangible assets	445,567	298,290	187,796	99,430
Other	4,634,383	4,725,316	1,396,162	1,576,981
	-----------	-----------	-----------	-----------
Total other operating expenses	22,416,283	21,578,652	7,471,347	7,329,221
	-----------	-----------	-----------	-----------
Income before income tax expense	8,192,368	7,352,264	3,161,075	2,605,340
Income tax expense	2,521,435	2,121,983	1,007,930	768,479
	-----------	-----------	-----------	-----------
Net income	$ 5,670,933	$ 5,230,281	$ 2,153,145	$ 1,836,861
	===========	===========	===========	===========

Weighted average shares outstanding	3,594,576	3,650,739	3,583,432	3,635,461
	===========	===========	===========	===========

Basic and diluted earnings per share	$1.58	$1.43	$0.60	$0.51
	===========	===========	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	--------	----------	-----------	--------------	-------------	------
Balances at December 31, 2005	$ 43,001	$22,787,587	$73,168,903	$(17,484,680)	$2,663,186	$81,177,997
Comprehensive Income:
Net income	-	-	5,230,281	-	-	5,230,281
Change in unrealized loss on securities AFS, net	-	-	-	-	88,150	88,150
						-----------
Total comprehensive income						5,318,431

Restricted stock units for directors' deferred compensation plan	-	61,561	-	-	-	61,561
Cash dividends declared ($.72 per share)	-	-	(2,573,035)	-	-	(2,573,035)
Distribution of 7,963 shares of treasury stock for directors' compensation	-	(198,597)	-	198,597	-	-
Distribution of 1,193 shares restricted stock units for directors' deferred compensation plan	-	(26,436)	-	29,897		3,461
Purchase of 48,943 shares of treasury stock	-	-	-	(1,457,998)	-	(1,457,998)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at September 30, 2006	$ 43,001	$22,624,115	$75,826,149	$(18,714,184))	$2,751,336	$82,530,417
	=========	===========	===========	=============	===========	===========

Balances at December 31, 2006	$ 43,001	$22,652,405	$77,183,407	$(19,496,106)	$ 1,915,554	$82,298,261
Comprehensive Income:
Net income	-	-	5,670,933	-	-	5,670,933
Change in unrealized gain on securities AFS, net	-	-	-	-	1,782,827	1,782,827
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	46,103	46,103
						-----------
Total comprehensive income						7,499,863

Restricted stock units for directors' deferred compensation plan	-	63,235	-	-	-	63,235
Cash dividends declared ($.72 per share)	-	-	(2,533,577)	-	-	(2,533,577)
Distribution of 7,334 shares of treasury stock for directors' compensation	-	54,265	-	187,017	-	241,282
Distribution of 1,230 shares restricted stock units for directors' deferred compensation plan	-	(27,659)	-	31,476	-	3,817
Distribution of 1,000 shares of treasury stock for employee stock compensation	-	3,250	-	25,750	-	29,000
Purchase of 36,813 shares of treasury stock	-	-	-	(1,141,908)	-	(1,141,908)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at September 30, 2007	$ 43,001	$22,745,496	$80,320,763	$(20,393,771))	$ 3,744,484	$86,459,973
	=========	===========	===========	==============	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
	-----	-----
Net income	$ 5,670,933	$ 5,230,281
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	445,567	298,290
Provision for loan losses	850,000	125,000
Depreciation and amortization of fixed assets	1,931,757	1,946,150
Amortization of premiums on securities, net	41,332	91,610
Accretion of deferred gain on sale of credit cards	(77,569)	(77,569)
Gain on sale of other real estate owned	(671,923)	(3,800)
Net gain on securities transactions	(9,680)	(10,748)
Decrease (increase) in other assets	180,626	(133,236)
Increase in accrued interest payable	123,858	148,651
Expense related to restricted stock units for directors' deferred compensation plan	63,235	61,561
Expense related to employee stock compensation	29,000	-
Increase in other liabilities	1,440,835	102,058
Origination of student loans	(5,556,491)	(3,401,017)
Proceeds from sales of student loans	4,897,836	3,862,007
	-----------	-----------
Net cash provided by operating activities	9,359,316	8,239,238
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of and principal collected on securities available for sale	29,732,854	35,855,067
Proceeds from maturities of and principal collected on securities held to maturity	3,507,917	3,643,520
Purchases of securities available for sale	(10,100,000)	-
Purchases of securities held to maturity	(1,457,650)	(3,202,856)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(17,542,800)	(12,987,550)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	16,254,000	15,031,650
Purchases of premises and equipment	(2,260,468)	(4,004,555)
Cash paid for purchase of trust business	(5,301,983)	-
Proceeds from sale of other real estate owned	2,406,048	29,842
Net increase in loans	(65,381,803)	(50,835,882)
	-----------	------------
Net cash used by investing activities	(50,143,885)	(16,470,764)
	-----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	(1,709,056)	12,311,842
Net increase in time deposits and individual retirement accounts	18,769,336	42,829,272
Net increase (decrease) in securities sold under agreements to repurchase	1,581,437	(23,374,282)
Proceeds from Federal Home Loan Bank overnight advances	35,000,000	11,400,000
Repayments of Federal Home Loan Bank overnight advances	(7,900,000)	(20,800,000)
Proceeds from Federal Home Loan Bank term advances	20,000,000	-
Repayments of Federal Home Loan Bank term advances	(20,000,000)	(10,000,000)
Purchase of treasury stock	(1,141,908)	(1,457,998)
Cash dividends paid	(2,540,459)	(2,582,399)
	-----------	-----------
Net cash provided by financing activities	42,059,350	8,326,435
	-----------	-----------
Net increase in cash and cash equivalents	1,274,781	94,909
Cash and cash equivalents, beginning of period	26,590,274	25,558,038
	-----------	-----------
Cash and cash equivalents, end of period	$27,865,055	$25,652,947
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,270,222	$10,816,849
	===========	===========
Income Taxes	$ 30,972	$ 1,842,295
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 27,200	$ 1,471,094
	===========	===========
Adjustment of securities available for sale to fair value, net of tax	$ 1,782,827	$ 88,150
	===========	===========
Change in funded status of defined benefit pension and other benefit plans, net of tax	$ 46,103	$ -
	=========	=========
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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2007 and December 31, 2006, and results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,594,576 and 3,650,739 weighted average shares outstanding for the nine-month periods ended September 30, 2007 and 2006, respectively and 3,583,432 and 3,635,461 weighted average shares outstanding for the three-month periods ended September 30, 2007 and 2006, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the nine-month periods ended September 30, 2007 or 2006.

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") released Financial Interpretation No. 48 ("FIN 48"). FIN 48 became effective for fiscal years beginning after December 15, 2006. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 (FASB 109"). This Interpretation prescribes a recognition threshold and a measurement attribute to determine whether a tax position will ultimately be sustained. The Corporation adopted Fin 48, as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Corporation's financial statements.

The Corporation is no longer subject to examination by U.S. Federal income taxing authorities for years before 2003, or by New York State taxing authorities for years before 2004. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits over the next 12 months relative to any tax positions taken prior to January 1, 2007.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest or penalties at January 1, 2007.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is evaluating the potential effect FAS 157 may have on the Corporation's financial statements at this time.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option of Financial Assets and Financial Liabilities" ("FAS 159"). The fair value option, established by this Statement permits entities to choose to measure eligible items at fair value at specified election dates. The Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted under certain conditions. The Corporation is evaluating the potential effect FAS 159 may have on the Corporation's financial statements at this time.

4. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At September 30, 2007	At December 31, 2006
	-------------------	---------------------
Original core deposit intangible	$ 5,965,794	$ 5,965,794
Less: Accumulated amortization	5,302,927	5,004,638
	-----------	-----------
Carrying amount	$ 662,867	$ 961,156
	============	============

Amortization expense for the nine months ended September 30, 2007 and 2006 related to the CDI was $298,290. As of September 30, 2007, the remaining amortization period for the Corporation's CDI was approximately 1.66 years. The estimated amortization expense is $397,719 for each of the years ending December 31, 2007 and December 31, 2008, with $165,718 in amortization expense in 2009.

The following table presents information relative to the Corporation's purchase of the trust business of Partners Trust Financial Group, Inc. on May 3, 2007. At that time, the Corporation acquired $351 million of trust assets under administration at fair value:

At September 30, 2007
-------------------
Original customer relationship intangible	$ 5,301,983
Less: Accumulated amortization	147,278
-----------
Carrying amount	$ 5,154,705
============

Amortization expense as of September 30, 2007 related to the customer relationship intangible was $147,278. As of September 30, 2007, the remaining amortization period was approximately 14.58 years. The estimated amortization expense is $235,644 for the year ending December 31, 2007 and $353,466 for the years ending December 31, 2008 through December 31, 2021, with $117,822 in amortization expense in 2022.

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

Comprehensive income for the three and nine-month periods ended September 30, 2007 was $3,390,298 and $7,499,863, respectively. Comprehensive income for the three and nine-month periods ended September 30, 2006 was $4,142,643 and $5,318,431, respectively.

The following summarizes the components of other comprehensive income:

Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,
	--------------------		-------------------
	2007	2006	2007	2006
	------	------	------	------
Change in unrealized holding gains on securities available for sale	$1,999,389	$3,787,621	$2,896,743	$ 155,136
Reclassification adjustment net gains realized in net income	-	(10,748)	(9,680)	(10,748)
	----------	-----------	-----------	-----------
Net unrealized gains	1,999,389	3,776,873	2,887,063	144,388
Tax effect	773,484	1,471,091	1,104,236	56,238
	----------	-----------	-----------	-----------
Net of tax amount	$1,225,905	$2,305,782	$1,782,827	$ 88,150

Change in funded status of defined benefit pension plan and other benefit plans	18,344	-	75,194	-
Tax effect	7,097	-	29,091	-
	----------	-----------	-----------	-----------
Net of tax amount	11,248	-	46,103	-
	----------	-----------	-----------	-----------
Total other comprehensive income (loss)	$1,237,153	$2,305,782	$1,828,930	$ 88,150
	===========	===========	===========	===========

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

7. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	September 30, 2007		December 31, 2006
	------------------		------------------
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	---------------	--------------	---------------	---------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 81,748,088	$ 81,081,525	$ 81,735,482	$ 80,133,906
Mortgage-backed securities	60,075,935	58,717,167	71,427,061	69,205,540
Obligations of states and political subdivisions	13,369,795	13,412,607	17,021,991	17,083,861
Corporate bonds and notes	4,349,910	4,571,690	9,123,500	9,275,322
Corporate stocks	828,341	10,269,117	728,542	9,130,922
	------------	------------	------------	------------
Total	$160,372,069	$168,052,106	$180,036,576	$184,829,551
	============	============	============	============

8. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	September 30, 2007	December 31, 2006
	------------------	-----------------
Residential mortgages	$156,899,680	$133,588,409
Commercial mortgages	72,567,945	54,666,318
Commercial, financial and agricultural	132,595,344	138,342,437
Consumer loans	181,034,257	151,066,715
	------------	------------
	$543,097,226	$477,663,879
	============	============

The following table summarizes the Corporation's non-performing assets:

	September 30, 2007	December 31, 2006
	------------------	-----------------
Non-accrual loans	$ 2,299,052	$ 2,859,922
Troubled debt restructurings	850,546	329,401
Accruing loans past due 90 days or more	415,257	420,515
	------------	-----------
Total non-performing loans	$ 3,564,855	$ 3,609,838
Other real estate owned	22,500	1,819,204
	-----------	-----------
Total non-performing assets	$ 3,587,355	$ 5,429,042
	============	===========

Activity in the allowance for loan losses was as follows:

	Nine Months Ended September 30,
	-----------------------------------
	2007	2006
Balance at beginning of period	$ 7,983,256	$ 9,777,643
Provision charged to operations	850,000	125,000
Loans charged-off	(968,393)	(857,876)
Recoveries	388,481	174,777
	------------	------------
Balance at end of period	$ 8,253,344	$ 9,219,544
	============	============

At September 30, 2007 and December 31, 2006, the recorded investment in loans that are considered to be impaired totaled $2,764,072 and $2,751,400, respectively. Included in the September 30, 2007 amount are impaired loans of $972,186 for which an impairment allowance has been recognized. The related impairment allowance was $477,621. The December 31, 2006 amount includes $317,521 of impaired loans with a related impairment allowance of $224,521.

9. Components of Quarterly Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	-----	-----	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 130,063	$ 148,500	$ 428,862	$ 445,500
Interest cost on projected benefit obligation	249,961	301,000	890.611	903,000
Expected return on plan assets	(467,315)	(407,250)	(1,718,615)	(1,221,750)
Amortization of unrecognized transition obligation	13,053	17,500	48,003	52,500
Amortization of unrecognized prior service cost	16,541	22,500	60,941	67,500
Amortization of unrecognized net loss	-	26,000	-	78,000
	----------	----------	-----------	----------
Net periodic pension (benefit) expense	$(57,697)	$ 108,250	$ (290,198)	$ 324,750
	==========	==========	============	==========

Supplemental Pension
Service cost, benefits earned during the period	4,375	$ -	$13,125	$ -
Interest cost on projected benefit obligation	13,375	11,451	40,125	34,351
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	375	362	1,125	1,086
Amortization of unrecognized net loss	13,500	14,754	40,500	44,264
	----------	----------	----------	----------
Net periodic supplemental pension expense	$ 31,625	$ 26,567	$ 94,875	$ 79,701
	==========	==========	==========	==========

Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 6,625	$ 10,750	$ 19,875	$ 32,250
Interest cost on projected benefit obligation	18,500	36,500	55,500	109,500
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(24,250)	1,375	(72,750)	4,125
Amortization of unrecognized net gain	(875)	(1,250)	(2,625)	(3,750)
	----------	----------	---------	----------
Net periodic postretirement, medical and life expense	$ -	$ 47,375	$ -	$ 142,125
	==========	==========	==========	==========

Postretirement Benefit Plans Other than Pensions

Effective July 1, 2006, all Medicare eligible retirees and spouses who live within the Central NY geographic area may elect to continue to receive retiree medical benefits through a group sponsored plan with Blue Cross Blue Shield named Medicare Blue PPO. Blue Cross Blue Shield assumes full liability for the payment of health care benefits incurred on or after July 1, 2006. Retirees and spouses as of July 1, 2006, who live outside of the Central NY, geographic area will continue to be covered by the Bank's health care plan and therefore, remain a liability for the Bank. Employees who retire after July 1, 2006, and become Medicare eligible will only have access to the Blue Cross Blue Shield Medicare Blue PPO health insurance plan. There were no changes to medical benefits for retirees and spouses up to age 65. Effective July 1, 2006, the amount paid by retirees up to age 65 who remain covered under the Bank's health plan was increased from 40% to 50% of the cost of coverage.

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

During the fourth quarter of 2006, the Corporation contributed $10 million to its defined benefit pension plan. The calculation of this contribution was based upon an actuarial interpretation of the tax deductible limit under Internal Revenue Code (IRC) section 404(a)(7), as modified by the Pension Protection Act of 2006 (PPA). In March of 2007, the Internal Revenue Service (IRS) issued IRS Notice 2007-28 providing guidance related to this calculation, portions of which appear to be inconsistent with the language and intent of the statute, and could have resulted in a significantly reduced tax deductible limit for the Corporation, as well as the assessment of an excise tax if it was determined that the Corporation had made excess contributions to the plan. However, on September 13, 2007, the Treasury Department issued a letter to Congress stating that the Treasury Department and the IRS would administer the sections of the PPA regarding the deductible limit in accordance with the language of technical corrections legislation introduced on August 3, 2007. This negates IRS Notice 2007-28, the effect being that the Corporation's 2006 plan contribution is deductible and any relevant excise taxes do not apply.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and nine-month periods ended September 30, 2007, with comparisons to the comparable periods in 2006, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Financial Condition

Consolidated assets at September 30, 2007 totaled $791.2 million, an increase of $52.2 million or 7.1% since December 31, 2006. As discussed in greater detail below, this increase is reflected primarily in a $65.4 million increase in loans, net of deferred fees and costs and unearned income, and a $4.9 million increase in intangible assets, net, offset principally by an $18.8 million decrease in investment securities.

As noted above, total loans, net of deferred fees and costs and unearned income increased $65.4 million or 13.7% from December 31, 2006 to September 30, 2007. Growth was exhibited in all segments of the loan portfolio, with total consumer loans increasing $30.0 million, residential mortgages increasing $23.3 million and commercial loans (including commercial mortgages) increasing $12.1 million. The increase in consumer loans was principally due to a $26.1 million increase in installment loans, due in large part to a significant increase in indirect auto financing originations during the second quarter of this year, driven primarily by pricing. We do not anticipate future growth in this area to continue at the rate experienced thus far in 2007. Additionally, outstanding balances on home equity loans increased $3.4 million since December 31, 2006. The increases in both residential mortgages and commercial loans have been significantly impacted by the Corporation's expansion into Tompkins County, with total residential mortgages and commercial loans in this market increasing $11.0 million and $14.0 million, respectively.

The composition of the loan portfolio is summarized as follows:
	September 30, 2007	December 31, 2006
	--------------	-----------------
Residential mortgages	$156,899,680	$133,588,409
Commercial mortgages	72,567,945	54,666,318
Commercial, financial and agricultural	132,595,344	138,342,437
Consumer loans	181,034,257	151,066,715
	-------------	-------------
	$543,097,226	$477,663,879
	=============	=============

The available for sale segment of the securities portfolio totaled $168.1 million at September 30, 2007, down approximately $16.8 million or 9.1% from December 31, 2006. At amortized cost, the available for sale portfolio was down approximately $19.7 million, with unrealized appreciation related to the available for sale portfolio increasing $2.9 million. The decrease in this portfolio was principally due to paydowns on mortgage-backed securities totaling $11.4 million, maturities and calls of corporate bonds totaling $4.8 million, and maturities and principal reductions of municipal bonds totaling $3.6 million. Proceeds from the above were used to support the loan growth during the first nine months of this year. The held to maturity portion of the portfolio, consisting of local municipal obligations, was down approximately $2.1 million from $6.9 million at December 31, 2006 to $4.8 million at September 30, 2007.

A $4.9 million net increase in intangibles is due to the Corporation's acquisition on May 3, 2007 of the trust relationships of Partners Trust Financial Group, Inc. ("Partners Trust") at a purchase price of approximately $5.2 million or 1.49% of the fair value of the business acquired, which is being amortized over a 15 year period. At that time, the Corporation acquired $351 million of trust business under administration at fair value.

A $1.3 million increase in Federal Home Loan Bank and Federal Reserve Bank stock is due primarily to an increase in the Corporation's ownership of Federal Home Loan Bank of New York ("FHLB") stock, which is reflective of the increase in FHLB borrowings since the end of 2006.

Since December 31, 2006, total deposits have increased $17.1 million or 2.9% from $585.1 million to $602.2 million. Non-interest bearing demand deposits were down $2.6 million due to a decrease in period-end non-personal account balances. A $19.7 million increase in interest bearing balances was reflected primarily in an $18.8 million increase in time deposits and a $6.0 million increase in NOW balances, due in large part to increases in municipal time and NOW deposits. These increases were offset to some extent primarily by a $4.0 million decrease in savings balances, due in large part to lower personal account balances.

With loan growth during the first nine months of this year exceeding funding provided through the increase in deposits and the reduction in the securities portfolio, short term borrowings under our line of credit with the FHLB have increased $27.1 million from $7.9 million at December 31, 2006 to $35.0 million at September 30, 2007.

Asset Quality

Non-performing loans at September 30, 2007 totaled $3.565 million as compared to $3.610 million at December 31, 2006, a decrease of $45 thousand. This decrease resulted primarily from a $561 thousand decrease in non-accrual loans, offset by a $522 thousand increase in troubled debt restructurings. The decrease in non-accrual loans was principally due to a $504 thousand reduction in non-accruing commercial loans. As compared to the December 31, 2006 balances, commercial loans totaling $534 thousand were placed in non-accrual status, offset by upgrades totaling $310 thousand and principal reductions of $728 thousand. Additionally, since December 31, 2006, non-accruing mortgages and consumer loans have decreased $85 thousand and $54 thousand, respectively, somewhat offset by an $81 thousand increase in non-accruing home equity loans. A $522 thousand increase in troubled debt restructurings was due to the restructuring of two commercial relationships during the third quarter of this year. Other Real Estate Owned has decreased $1.797 million since December 31, 2006, primarily due to the sale of two commercial properties during the first half of this year.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	September 30, 2007	December 31, 2006
	--------------	-----------------
Non-accrual loans	$ 2,299	$ 2,860
Troubled debt restructurings	851	329
Accruing loans past due 90 days or more	415	421
	-------	-------
Total non-performing loans	$ 3,565	$ 3,610
Other real estate owned	22	1,819
	-------	-------
Total non-performing assets	$ 3,587	$ 5,429
	=======	=======

In addition to non-performing loans, as of September 30, 2007, the Corporation has identified 16 commercial loan relationships totaling $11.6 million in potential problem loans, as compared to $12.0 million (15 commercial loan relationships) at December 31, 2006. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which any factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. The provision for loan losses during the third quarter of this year compared with the corresponding period in 2006 was up $250 thousand. This increase reflects both loan growth as well as an increase in direct allocations related to collateral evaluations on commercial loans. During the second quarter of this year, the Corporation charged off a commercial loan against the allowance for loan losses for which no previous allocation to the allowance had been made, this being the primary factor in a $475 thousand increase in the second quarter provision. This increase, coupled with the third quarter increase has resulted in a $725 thousand increase in the year-to-date provision when compared to the corresponding period in 2006. At September 30, 2007, the Corporation's allowance for loan losses totaled $8.253 million, resulting in a coverage ratio of allowance to non-performing loans of 231.5%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first nine months of 2007 totaled $580 thousand as compared to $683 thousand during the first nine months of 2006, this decrease primarily due to a $111 thousand decrease in net commercial loan charge-offs, as recoveries on previously charged off commercial loans increased $211 thousand. The allowance for loan losses to total loans at September 30, 2007 was 1.52% as compared to 1.67% as of December 31, 2006.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Nine Months Ended September 30,
	-----------------------------
	2007	2006
	-----	-----
Balance at beginning of period	$ 7,983	$ 9,778
Charge-offs:
Commercial, financial and agricultural	(612)	(512)
Commercial mortgages	-	-
Residential mortgages	(13)	(4)
Consumer loans	(343)	(342)
	--------	--------
Total	(968)	(858)
	--------	--------
Recoveries:
Commercial, financial and agricultural	245	34
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	143	141
	--------	--------
Total	388	175
	--------	--------
Net charge-offs	(580)	(683)
Provision charged to operations	850	125
	--------	--------
Balance at end of period	$ 8,253	$ 9,220
	========	========

Results of Operations

Third Quarter of 2007 vs. Third Quarter of 2006

Net income for the third quarter of 2007 totaled $2.153 million, an increase of $316 thousand or 17.2% as compared to third quarter 2006 net income of $1.837 million. Earnings per share increased 17.6% from $0.51 per share to $0.60 per share on 52,029 fewer average shares outstanding. This improvement in third quarter net income resulted principally from increases in net interest income and non-interest income, partially offset by increases in operating expenses and the provision for loan losses, as well as a higher effective tax rate.

Net interest income increased $432 thousand or 7.0% from $6.179 million during the third quarter of 2006 to $6.611 million during the third quarter of 2007, with the net interest margin unchanged at 3.70%. This improvement in net interest income resulted from a $45.6 million or 6.9% increase in average earning assets, and a 31 basis point increase in average yield as compared to the third quarter of 2006, offset to some extent by a $55.4 million increase in average interest bearing liabilities, and a 27 basis point increase in the average cost of these liabilities. The increase in average earning assets was due to an $81.9 million or 18.1% increase in average loans, offset primarily by a $34.1 million or 16.4% decrease in the average securities portfolio. The increase in average loans is reflective of growth in all segments of the loan portfolio, with average mortgages increasing $37.1 million, average consumer loans increasing $33.2 million and average commercial loans increasing $11.6 million. As loans have grown, principal reductions in the securities portfolio have been reinvested in these higher yielding loans, a significant factor in the decrease in the average securities portfolio. The growth in average earning assets, coupled with the increase in average yield, resulted in a $1.238 million or 12.3% increase in total interest income from $10.068 million in the third quarter of 2006 to $11.306 million in the third quarter of this year.

Total average funding liabilities, including non-interest bearing demand deposits, increased $57.5 million or 9.2% compared to third quarter 2006 averages, due primarily to a $39.3 million increase in average borrowings from the FHLB, as well as a $19.1 million increase in average deposits. The increase in average FHLB borrowings has been impacted by funding requirements to support the aforementioned increase in average loans. Average non-interest bearing demand deposits have increased $2.1 million, while average interest bearing deposits have increased $17.0 million. The increase in average interest bearing deposits was reflected primarily in higher average time deposits of $22.3 million, somewhat offset primarily by a $4.5 million decrease in average savings account balances. While average interest bearing liabilities increased $55.4 million or 11.4%, interest expense increased $806 thousand or 20.7%, as the average cost of interest bearing liabilities rose 27 basis points from 3.18% to 3.45%.

As discussed more fully under the Asset Quality section of this report, the $250 thousand increase in the provision for loan losses reflects managements evaluation of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality and loan growth.

Non-interest income during the third quarter of 2007 compared to the third quarter of 2006 increased $516 thousand or 13.7%. The major factor in this increase was a $655 thousand increase in Trust and Investment Center fee income, impacted to a great extent by the acquisition in May of this year of the trust department relationships of Partners Trust. Other significant factors included a $75 thousand increase in service charges, due primarily to an increase in fee income related to checks presented against insufficient funds, a $37 thousand increase in credit card merchant earnings, and increases in cash management fees and check card interchange fee income of $27 thousand and $18 thousand, respectively. These increases were somewhat offset primarily by a $149 thousand decrease in revenue from OREO properties, this decrease due to the sale of two commercial properties during the first half of 2007, an $88 thousand decrease associated with the receipt during the third quarter of 2006 of an insurance experience rebate related to credit life and disability insurance on consumer loans, and a $66 thousand decrease in revenue from the Corporation's equity investment in Cephas Capital Partners, LP ("Cephas"). The decrease in revenue from Cephas was due principally to a decrease in realized gains on the sale of equity positions taken in companies to which Cephas had provided financing.

Third quarter 2007 operating expenses were $142 thousand or 1.9% higher than the comparable period last year. Areas having the greatest impact on this increase include a $404 thousand increase in salaries and wages, an $88 thousand increase in amortization of intangible assets, a $77 thousand increase in net occupancy costs and a $40 thousand increase in professional services fees. The increase in salaries and wages reflects higher base pay related to additions to staff during the second half of 2006, as well as the addition of former Partners Trust employees in May of this year, merit increases effective in January of this year and an increase in incentive compensation. The increase in amortization expense is directly related to the amortization of the purchased intangible associated with the acquisition of the trust department relationships from Partners Trust, while the increase in net occupancy expense includes higher depreciation expense, real estate taxes, rent expense and buildings and grounds maintenance costs. A $40 thousand increase in professional services fees was primarily due to higher legal fees. The above mentioned increases were offset to some extent primarily by a $202 thousand decrease in costs associated with OREO and a $143 thousand decrease in pension and other employee benefits, as well as decreases in marketing and advertising and furniture and equipment expenses of $105 thousand and $92 thousand, respectively. The decrease in OREO costs was due to the sale during the first half of 2007 of two commercial properties that had previously been acquired through foreclosure proceedings, while the decrease in the cost of employee benefits is primarily due to lower pension expense accruals resulting from an increase in the expected return on plan assets associated with the Corporation's $10 million contribution to this plan in the fourth quarter of 2006, as well as lower postretirement medical expenses associated with plan changes implemented in the third quarter of last year. The marketing expense decrease reflects lower production, design and printing costs, as well as reduced levels of print, radio and billboard advertising, while the reduction in furniture and equipment expenses was primarily due to lower equipment depreciation expense.

A $239 thousand increase in income tax expense reflects an increase in income subject to federal and state income taxes, resulting in an effective tax rate of 31.9% for the third quarter of this year compared to 29.5% for the third quarter of 2006.

Year-To-Date 2007 vs. Year-To-Date 2006

Net income for the nine-month period ended September 30, 2007 totaled $5.671 million, an increase of 8.4% as compared to net income of $5.230 million for the nine-month period ended September 30, 2006. Earnings per share were up 10.5% from $1.43 per share to $1.58 per share on 56,163 fewer average shares outstanding. Similar to third quarter results, this increase in year-to-date income resulted primarily from increases in net interest income and non-interest income, partially offset by increases in operating expenses and the provision for loan losses, as well as a higher effective tax rate.

Net interest income increased $776 thousand or 4.2% from $18.350 million for the first nine months of 2006 to $19.126 million for the nine months ended September 30, 2007, with the net interest margin declining 1 basis point from 3.69% to 3.68%. The improvement in net interest income resulted from a $29.4 million or 4.4% increase in average earning assets, and a 37 basis point increase in average yield from 5.89% to 6.26%, offset by a 43 basis point increase in the average cost of interest bearing liabilities. The increase in average earning assets is due to a $70.5 million or 15.9% increase in average loans, offset primarily by a $40.2 million or 18.3% decrease in the average securities portfolio. As was the case in the third quarter, the increase in average loans reflects growth in all segments of the loan portfolio, with average mortgages increasing $37.2 million, average consumer loans increasing $25.1 million and average commercial loans up $8.2 million. The decrease in the average securities portfolio has been impacted by loan growth, with principal reductions in the securities portfolio being reinvested in higher yielding loans. The growth in average earning assets and yield resulted in a $3.204 million or 10.9% increase in total interest and dividend income from $29.316 million for the nine months ended September 30, 2006 to $32.520 million for the nine months ended September 30, 2007.

Total average funding liabilities, including non-interest bearing demand deposits increased $40.6 million or 6.5% when compared to the first nine months of last year, the result of a $29.7 million increase in average deposits and a $10.6 million increase in total borrowings and securities sold under agreements to repurchase funded through the FHLB. While average demand deposits increased $7.7 million, average interest bearing deposits increased $22.0 million. The increase in average interest bearing deposits was due primarily to higher average time deposits and insured money market balances of $24.7 million and $4.4 million, respectively, offset primarily by a $6.2 million decrease in average savings balances. Higher average borrowings with the FHLB were related to an increase in funding requirements to support loan growth. While average interest bearing liabilities increased $32.9 million or 6.7%, total interest expense increased $2.429 million or 22.1%, as the average cost of interest bearing liabilities increased 43 basis points to 3.41%.

A $725 thousand increase in the year-to-date provision for loan losses is due to increases in both the second and third quarters of this year as discussed more fully under the "Asset Quality" section of this report.

Non-interest income for the first nine months of 2007 increased $1.627 million or 15.2% when compared to the comparable period in 2006. A $967 thousand increase in Trust and Investment Center fee income and a $668 thousand increase in gains on the sale of OREO have contributed significantly to this increase. The increase in Trust and Investment Center fee income is due in large part to the purchase of trust relationships from Partners Trust in May of this year, while the gains on the sale of OREO resulted principally from the sale of two commercial properties during the first half of this year. Other areas impacting this increase include a $101 thousand increase in credit card merchant earnings, as well as increases in service charges and check card interchange fee income of $79 thousand and $72 thousand, respectively. Similar to the third quarter, these increases were somewhat offset primarily by a $236 thousand reduction in revenue from the Corporation's equity investment in Cephas, as well as a $161 thousand decrease in revenue from OREO properties.

Operating expenses for the first nine months of this year increased $838 thousand or 3.9% compared to the corresponding period in 2006. As was the case with the third quarter operating expense increase, and for reasons discussed above, areas impacting this increase include a $1.168 million increase in salaries and wages, a $233 thousand increase in net occupancy costs, and a $147 thousand increase in amortization of intangible assets. These increases were somewhat offset primarily by a $557 thousand decrease in pension and other employee benefits and a $356 thousand decrease in costs associated with OREO.

Income taxes for the first nine months of 2007 were $399 thousand higher than last year, principally due to a higher level of taxable income and a reduction in the future tax benefit associated with deferred tax assets due to the decrease in the statutory New York State tax rate, resulting in an increase in the effective tax rate from 28.9% in 2006 to 30.8% this year.

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

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006			Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$512,736	$26,595	6.93%	$442,225	$22,137	6.69%	$535,274	$9,376	6.95%	$453,367	$7,793	6.82%
Taxable securities	158,976	5,239	4.41%	194,012	6,344	4.37%	154,178	1,737	4.47%	181,427	1,993	4.36%
Tax-exempt securities	20,942	619	3.95%	26,153	742	3.79%	19,023	187	3.91%	25,825	247	3.79%
Federal funds sold	1,404	55	5.24%	2,193	81	4.92%	187	2	5.19%	2,424	31	5.04%
Interest-bearing deposits	316	12	5.00%	358	12	4.60%	316	4	5.01%	330	4	4.86%
Total earning assets	694,374	32,520	6.26%	664,941	29,316	5.89%	708,978	11,306	6.33%	663,373	10,068	6.02%

Non-earning assets:
Cash and due from banks	21,950			22,936			22,394			22,222
Premises and equipment, net	21,601			19,263			21,673			20,118
Other assets	26,377			19,002			28,203			19,719
Allowance for loan losses	(8,101)			(9,642)			(8,114)			(9,264)
AFS valuation allowance	5,231			2,858			5,993			1,861
Total	$761,432			$719,358			$779,127			$718,029

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now and super now deposits	37,301	101	0.36%	38,254	143	0.50%	36,671	34	0.36%	37,228	46	0.49%
Savings and insured money market deposits	163,376	2,190	1.79%	165,126	1,846	1.49%	163,909	736	1.78%	168,647	738	1.74%
Time deposits	246,574	8,231	4.46%	221,857	6,626	3.99%	246,290	2,749	4.43%	224,031	2,415	4.28%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	77,163	2,872	4.98%	66,235	2,351	4.75%	93,209	1,176	5.00%	54,806	690	4.99%
Total interest-bearing liabilities	524,414	13,394	3.41%	491,473	10,966	2.98%	540,079	4,695	3.45%	484,712	3,889	3.18%

Non-interest-bearing liabilities:
Demand deposits	145,823			138,149			144,937			142,820
Other liabilities	7,808			8,935			9,208			9,808
Total liabilities	678,045			638,557			694,224			637,340
Shareholders' equity	83,387			80,801			84,903			80,689
Total	$761,432			$719,358			$779,127			$718,029
Net interest income		$19,126			$18,350			$6,611			$6,179
Net interest rate spread			2.85%			2.91%			2.88%			2.84%
Net interest margin			3.68%			3.69%			3.70%			3.70%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006			Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$3,634	$ 824	$4,458	$1,433	$ 150	$1,583
Taxable securities	(1,155)	50	(1,105)	(306)	50	(256)
Tax-exempt securities	(153)	30	(123)	(67)	7	(60)
Federal funds sold	(31)	5	(26)	(30)	1	(29)
Interest-bearing deposits	(2)	2	-	-	-	-

Total earning assets	$1,331	$1,873	$3,204	$ 712	$ 526	$1,238

Interest paid on:
Demand deposits	(3)	(39)	(42)	(1)	(11)	(12)
Savings and insured money market deposits	(20)	364	344	(21)	19	(2)
Time deposits	780	825	1,605	246	88	334
Federal Home Loan Bank advances and securities sold under agreements to repurchase	402	119	521	484	2	486

Total interest-bearing liabilities	$ 769	$1,659	$2,428	$ 466	$ 340	$ 806

Net interest income	$ 562	$ 214	$ 776	$ 246	$ 186	$ 432
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At September 30, 2007, the Corporation maintained a $149.4 million line of credit with the FHLB, as compared to $144.4 million at September 30, 2006.

During the first nine months of 2007, cash and cash equivalents increased $1.3 million as compared to an increase of $95 thousand during the first nine months of last year. In addition to cash provided by operating activities, other primary sources of cash during the first nine months of 2007 included proceeds from maturities and principal payments on securities totaling $33.2 million, a $27.1 million increase in advances from the FHLB, a $17.1 million increase in deposits, proceeds from the sale of OREO totaling $2.4 million and a $1.6 million net increase in securities sold under agreements to repurchase. Proceeds from the above were used primarily to fund a $65.4 million net increase in loans, purchases of securities totaling $11.6 million, a $5.3 million purchased intangible related to the purchase of the trust business of Partners Trust, payment of cash dividends totaling $2.5 million, a $1.3 million increase in FHLB and Federal Reserve Bank stock, and the purchase of fixed assets and treasury shares totaling $2.3 million and $1.1 million, respectively.

In addition to cash provided by operating activities, other primary sources of cash during the first nine months of 2006 included a $55.1 million increase in deposits, proceeds from maturities and principal payments on securities totaling $39.5 million and $2.0 million in net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund a $50.8 million net increase in loans, a $23.4 million decrease in securities sold under agreements to repurchase, a $19.4 million reduction in FHLB advances, purchases of fixed assets totaling $4.0 million, payment of cash dividends in the amount of $2.6 million, and the purchase of treasury shares and securities totaling $1.5 million and $3.2 million, respectively.

As of September 30, 2007, the Corporation's consolidated leverage ratio was 9.84%. The Tier I and Total Risk Adjusted Capital ratios were 13.54% and 15.55%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first nine months of 2007 the Corporation declared cash dividends of $0.72 per share, unchanged from the amount declared during the first nine months of 2006.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 15, 2006, the Corporation's Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its then outstanding common shares, either through open market purchases or privately negotiated transactions over a two-year period. During the first nine months of 2007, the Corporation purchased 36,813 shares at an average price of $31.02 per share. As of September 30, 2007, a total of 48,613 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first nine months of 2007, 9,564 shares were re-issued from treasury to fund the stock component of directors' 2006 compensation, distributions under the Corporation's directors' deferred stock plan and a stock grant to an executive officer.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At September 30, 2007, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 0.66% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 5.15%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At September 30, 2007, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 5.17% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 6.80%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first nine months of 2007.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	1/1/07-1/31/07	-	$ 0.00	-	168,200
	2/1/07-2/28/07	6,908	$32.27	6,908	161,292
	3/1/07-3/31/07	2,775	$31.72	2,775	158,517
	Quarter ended 3/31/07	9,683 ======	$32.11 ======	9,683 ======	158,517 =======

	4/1/07-4/30/07	1,270	31.72	1,270	157,247
	5/1/07-5/31/07	15,484	31.16	15,484	141,763
	6/1/07-6/30/07	8,028	30.01	8,028	133,735
	Quarter ended 6/30/07	24,782 ======	$30.81 ======	24,782 ======	133,735 =======

	7/1/07-7/31/07	-	$ 0.00	-	133,735
	8/1/07-8/31/07	1,000	$28.50	1,000	132,735
	9/1/07-9/30/07	1,348	$28.78	1,348	131,387
		-------	------	-------	--------
	Quarter ended 9/30/07	2,348 ======	$28.66 ======	2,348 ======	131,387 =======

	Period ended 9/30/07	36,813 ======	$31.02 ======	36,813 ======	131,387 =======
Of the above, 8,600 shares were open-market transactions and the remaining 28,213 shares were privately negotiated transactions.

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

CHEMUNG FINANCIAL CORPORATION
DATE:	November 8, 2007	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	November 8, 2007	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING September 30, 2007

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