Form 10-K
period 2007-12-31
CHEMUNG FINANCIAL CORP
filed 2008-03-13
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[X]	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [X]

Based upon the closing price of the registrant's Common Stock as of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $58,409,949.

As of February 29, 2008 there were 3,523,388 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

=====================================================================================

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

===========================================2=======================================
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

The Corporation has been a financial holding company since June 22, 2000. This provides the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services. The Corporation believes that this allows it to better serve the needs of its clients as well as provide an additional source of fee based income. To that end, the Corporation established a financial services subsidiary, CFS Group, Inc., which commenced operations during September 2001. As such, the Corporation now operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company, a full-service community bank with full trust powers, and CFS Group, Inc., a subsidiary offering non-banking financial services such as mutual funds, annuities, brokerage services and insurance.

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

Description of Business

Business

The Bank is a New York chartered commercial bank which engages in full-service commercial and consumer banking and trust business. The Bank's services include accepting time, demand and savings deposits, including NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. The Bank's services also include making secured and unsecured commercial and consumer loans, financing commercial transactions (either directly or participating with regional industrial development and community lending corporations), and making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection, small business loans and student loans. Additional services include renting safe deposit facilities and the provision of networked automated teller facilities.

Trust services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning and employee benefit administrative services.

CFS Group, Inc., a wholly owned subsidiary of the Corporation, commenced operations in September 2001 and offers an array of financial services including mutual funds, full and discount brokerage services, and annuity and other insurance products.

For additional information, which focuses on the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

==========================================3=========================================

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2007.

Market Area and Competition

Seven of the Bank's 18 full-service offices, including the main office, are located in Chemung County, New York. The Bank's other eleven full-service offices are located in the adjacent counties of Broome, Schuyler, Steuben, Tioga and Tompkins, with a Trust and Investment Center located in Herkimer County. All of the Bank's facilities are located in New York State. The Corporation defines its primary market areas as those areas within a 25-mile radius of its offices in Broome, Chemung, Herkimer, Steuben, Schuyler, Tioga and Tompkins counties, including the northern tier of Pennsylvania. The Bank's lending policy restricts substantially all lending efforts to these geographical regions.

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

Competition for the Bank's Trust Department investment services comes primarily from brokerage firms and independent investment advisors. These firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of the Bank's trust assets under administration totaled approximately $1.9 billion at year-end 2007. The Trust and Investment Division is responsible for the largest component of non-interest revenue.

Supervision and Regulation

The Corporation, is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company that has elected financial holding company status, the Corporation generally may engage in the activities of a bank holding company, which include banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the Federal Reserve Board has determined to be closely related to banking and a proper incident thereto. The Corporation may also engage in a broader range of activities that are determined by the Federal Reserve and the Secretary of the Treasury to be financial in nature or incidental to financial activities or activities that are determined by the Federal Reserve Board to be complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is

========================================4==========================================

required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. As of December 31, 2007, the Corporation's leverage ratio was 10.14%, its ratio of Tier 1 capital to risk-weighted assets was 13.84% and its ratio of qualifying total capital to risk-weighted assets was 15.78%. The Federal Reserve Board has not advised the Corporation that it is subject to any special capital requirements.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation. As of December 31, 2007, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 9.70%, its ratio of Tier 1 capital to risk-weighted assets was 13.26%, and its ratio of qualifying total capital to risk-weighted assets was 15.19%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation. Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSBD if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2007, approximately $5.9 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2007. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the Federal Deposit Insurance Corporation ("FDIC"). The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority. Under these regulations, all insured depository institutions are placed into one of four risk categories. According to FDIC estimates, approximately 95% of all insured institutions, including the Bank, are in Risk Category I, the most favorable category. Within this category, all insured institutions pay a base rate assessment of $0.02 to $0.04 per $100 of assessable deposits (which rate may be adjusted annually by the FDIC by up to $0.03 per $1000 of assessable deposits without public comment) based on the risk of loss to the Depository Insurance Fund ("DIF") posed by the particular institution. Assessment rates for Category I institutions are currently 5-7 basis points. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. The new law became effective on January 1, 2007, and the first premiums, payable quarterly after the end of each quarter, were payable by June 30, 2007. The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. The Bank received a credit of approximately $598 thousand, which entirely offset its 2007 deposit insurance assessment. A credit balance of $366 thousand remained at year-end 2007, which will be used to partially offset the Bank's 2008 deposit insurance assessment.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2007, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0122 per $100 of deposits for the first quarter of 2007 to $0.0114 per $100 of deposits for the fourth quarter of 2007. The Bank paid $69 thousand of FICO assessments in 2007. For the first quarter of 2008, the FICO assessment rate is $0.0114 per $100 of deposits.

Transactions between the Bank, and either the Corporation or CFS Group, Inc., are

=========================================5=========================================

governed by sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board regulations thereunder. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by placing quantitative and qualitative limitations on covered transactions between a bank and any one affiliate as well as all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

In 2007, the Federal Reserve Board and SEC issued a final joint rulemaking to clarify that traditional banking activities involving some elements of securities brokerage activities, such as most trust and fiduciary activities, may continue to be performed by banks rather than being "pushed out" to affiliates supervised by the SEC.

Under the Gramm-Leach-Bliley Act ("GLB Act"), all financial institutions, including the Corporation, the Bank and CFS Group, Inc. are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") includes many provisions concerning national credit reporting standards and permits customers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable that those generally available. The Federal Reserve Board and the Federal Trade Commission ("FTC") have extensive rule making authority under the FACT Act, and the Corporation and the Bank are subject to the rules that have been promulgated by the Federal Reserve Board and FTC. The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and the FACT Act.

Periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information have led several members of Congress to call for the adoption of national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have conducted hearings on data security and related issues, and have proposed legislation regarding these issues.

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

Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. In that regard, the Bank was notified by the Federal Reserve Bank of New York of deficiencies in its Bank Secrecy Act ("BSA") and Anti Money Laundering ("AML") compliance program. Subsequent to year-end 2007, the Bank has commenced corrective action. Among the primary areas the Bank is addressing are customer due diligence, transaction monitoring, employee training, and internal testing of compliance.

The Sarbanes-Oxley Act of 2002 implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures for companies that have securities registered under the Exchange Act, including publicly-held financial holding companies such as the Corporation. It includes very specific additional

========================================6==========================================

disclosure requirements and corporate governance rules, and the SEC and securities exchanges have adopted extensive additional disclosures, corporate governance and other related rules pursuant to its mandate. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the "rate spread" between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Corporation has no information that it or its affiliates are the subject of any investigation.

During 2007, the Federal Reserve, OCC and other federal financial regulatory agencies issued final guidance on subprime mortgage lending to address issues relating to certain subprime mortgages, especially adjustable-rate mortgage (ARM) products that can cause payment shock. The subprime guidance described the prudent safety and soundness and consumer protection standard that the regulators expect banks and financial institutions, such as the Corporation and the Bank, to follow to ensure borrowers obtain loans they can afford to repay.

In December 2006, the Federal Reserve, OCC and other federal financial regulatory agencies issued similar final guidance on sound risk management practices for concentrations in commercial real estate (CRE) lending. The CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that my warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending.

Employees

As of December 31, 2007, the Corporation and its subsidiaries employed 280 persons on a full-time equivalent basis. None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

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

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated (in thousands of dollars):

	December 31,
	2007	2006	2005
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 81,943	$ 80,134	$104,699
Mortgage-backed securities	56,285	69,206	87,104
Obligations of states and political subdivisions	17,963	23,950	27,801
Corporate bonds and notes	4,442	9,275	13,026
Corporate stocks	9,168	9,131	8,935
Total	$169,801	$191,696	$241,565

===========================================7=======================================
Included in the above table are $165,321, $184,830 and $232,979 (in thousands of dollars) of securities available for sale at December 31, 2007, 2006 and 2005, respectively. Also included in the above table are $4,480, $6,866 and $8,586 (in thousands of dollars) of securities held to maturity at December 31, 2007, 2006 and 2005, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2007 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have not been made in calculating yields on municipal obligations (in thousands of dollars):

	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 26,877	4.88%	$ 45,098	4.23%
Mortgage-backed securities	1,767	4.30%	46,930	4.12%
Obligations of states and political subdivisions	4,147	4.09%	7,208	3.73%
Corporate bonds and notes	2,083	9.22%	-	-
Total	$ 34,874	4.98%	$ 99,236	4.14%

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 9,968	4.37%	$ -	-
Mortgage-backed securities	7,345	3.97%	243	7.02%
Obligations of states and political subdivisions	6,153	3.78%	455	5.41%
Corporate bonds and notes	2,359	5.17%	-	-
Total	$ 25,825	4.19%	$ 698	5.96%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years, excluding net deferred origination fees and costs, and unearned income (in thousands of dollars):

	December 31,
	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$131,219	$138,338	$140,781	$118,498	$131,583
Commercial mortgages	70,632	54,666	41,571	44,654	43,918
Residential mortgages	159,087	133,286	97,199	88,042	87,503
Indirect consumer loans	89,609	65,853	59,676	55,858	52,302
Consumer loans	86,572	83,733	78,522	74,153	75,229
Total	$537,119	$475,876	$417,749	$381,205	$390,535

The following table shows the maturity of loans (excluding residential mortgages, indirect consumer, and consumer loans) outstanding as of December 31, 2007. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$27,004	$ 57,137	$117,710	$201,851
Loans maturing after one year with:
Fixed interest rates	N/A	$ 23,834	$ 19,412	$ 43,246
Variable interest rates	N/A	33,303	98,298	131,601
Total	N/A	$ 57,137	$117,710	$174,847

Loan Concentrations

At December 31, 2007, the Corporation had no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Beginning in 2006 and continuing during 2007, management refined the methodology followed in evaluating the allowance for loan losses to include a more detailed analysis of historical loss factors for pools of similarly graded loans, as well as implementing a specific collateral review of relationships graded special mention, substandard or doubtful

=========================================8=========================================

with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the evaluation of collateral. In addition, management has more formally documented factors considered in determining the appropriate level of unallocated allowance, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends. In 2007, these amounts, which had previously been shown as unallocated, have been included in the allocated portion of the loan categories to which they relate. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2007:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2007	%	2006	%	2005	%	2004	%	2003	%
Commercial, financial and agricultural	$3,955	24.3	$4,122	29.0	$2,990	33.7	$1,883	31.7	$3,198	33.7
Commercial mortgages	3,113	13.1	2,473	11.4	3,530	10.0	5,206	11.6	4,579	11.2
Residential mortgages	479	29.6	214	28.0	342	23.3	321	22.9	322	22.4
Consumer loans	906	33.0	574	31.6	846	33.0	908	33.8	951	32.7
	8,453	100.0	7,383	100.0	7,708	100.0	8,318	100.0	9,050	100.0
Unallocated	-	N/A	600	N/A	2,070	N/A	1,665	N/A	798	N/A
Total	$8,453	100.0	$7,983	100.0	$9,778	100.0	$9,983	100.0	$9,848	100.0

The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$146,379	- %	$139,626	- %	$132,618	- %
Interest-bearing demand deposits	37,551	0.36	38,249	0.46	43,301	0.40
Savings and insured money market deposits	164,288	1.78	165,258	1.57	166,814	0.99
Time deposits	244,343	4.44	225,165	4.12	187,316	2.99
	$592,561		$568,298		$530,049

Scheduled maturities of time deposits at December 31, 2007 are summarized as follows (in thousands of dollars):

2008	$ 165,443
2009	37,610
2010	11,612
2011	6,021
2012	6,320
Thereafter	165
$ 227,171

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2007 are summarized as follows (in thousands of dollars):

3 months or less	$ 22,479
Over 3 through 6 months	6,073
Over 6 through 12 months	9,725
Over 12 months	25,574
$ 63,851

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2007	2006	2005
Return on average assets	0.95%	0.91%	0.92%
Return on average equity	8.58%	8.11%	8.08%
Dividend payout ratio	47.02%	51.94%	52.68%
Average equity to average assets ratio	11.03%	11.25%	11.40%
Year-end equity to year-end assets ratio	11.17%	11.08%	11.31%

=========================================9=========================================

Short-Term Borrowings

For each of the three years in the period ended December 31, 2007, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank ("FHLB") Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is included in notes 8 and 9 to the consolidated financial statements appearing elsewhere in this report.

ITEM 1A. RISK FACTORS

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

Difficulties in managing our growth. As part of the Corporation's strategy for continued growth, we may open additional branches. New branches do not initially

==========================================10========================================

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, NY, 17 full-service locations and one representative office situated in a seven-county area, owned office space adjacent to the Bank's main office in Elmira, NY, and twelve off-site automated teller facilities (ATMs), seven of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown

=========================================11==========================================

business district. The main office consists of approximately 59,342 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 58,597 square feet entirely occupied by the Bank. The combined square footage of the 17 branch banking facilities totals approximately 75,232 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased. The leased automated teller facility spaces total approximately 384 square feet.

The Bank operates three of its facilities (Bath, Community Corners & Binghamton Offices) and seven automated teller facilities (two Byrne Dairy Food Stores, Convenient Food Mart, Elmira College, Elmira/Corning Regional Airport, General Revenue Corp., and Wal-Mart Store) under lease arrangements. The rest of its offices, including the main office and the adjacent office building, are owned by the bank. All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiaries are a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2007.

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

Market Prices During Past Two Years (dollars)

	2007	2006
1st Quarter	30.00 - 33.00	29.50 - 30.90
2nd Quarter	29.05 - 32.10	29.05 - 31.75
3rd Quarter	27.55 - 31.00	29.40 - 32.00
4th Quarter	25.49 - 30.00	31.00 - 33.75

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last three years:

Dividends Paid Per Share During Past Three Years

	2007	2006	2005
January	$0.24	$0.24	$0.24
April	0.24	0.24	0.24
July	0.24	0.24	0.24
October	0.24	0.24	0.24
	$0.96	$0.96	$0.96

The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2007, approximately $5.9 million was available for the declaration of dividends from the Bank to the Corporation.

As of February 29, 2008 there were 574 registered holders of record of the Corporation's stock.

============================================12=======================================
The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2007:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/07-10/31/07	2,200	$27.99	2,200	129,187
11/1/07-11/30/07	1,237	$27.27	1,237	127,950
12/1/07-12/31/07	75	$27.25	75	127,875
Quarter ended 12/31/07	3,512	$27.72	3,512	127,875

(1) On November 16, 2006, the Corporation announced that its Board of Directors had authorized the repurchase of up to 180,000 shares, or approximately 5% of the Corporation's then outstanding common stock over a two-year period, expiring November 15, 2008. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. Of the above 3,512 total shares repurchased by the Corporation, 1,700 shares were repurchased through open-market transactions and the remaining 1,812 shares were repurchased in direct transactions.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation's common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $500M - $1B Bank Index for the period of five years commencing December 31, 2002.

stockperfgraph.gif

Index as of December 31,	2002	2003	2004	2005	2006	2007
Chemung Financial Corporation	100.00	140.81	128.74	125.21	133.95	121.15
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35
SNL $500M - $1B Bank Index	100.00	144.19	163.41	170.41	193.81	155.31

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation's common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2002.

============================================13=======================================
The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the years ended December 31, 2003, 2004, 2005, 2006 and 2007. The selected financial data is derived from our audited consolidated financial statements appearing elsewhere in this report.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.
SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2007	2006	2005	2004	2003
Total assets	$788,874	$739,050	$718,039	$722,544	$747,209
Loans, net of deferred fees and costs, and unearned income	539,522	477,664	418,685	381,508	390,353
Investment Securities	169,801	191,696	241,566	255,525	290,537
Federal Home Loan Bank and Federal Reserve Bank stock	5,902	3,605	5,356	5,944	5,468
Deposits	572,600	585,092	524,937	519,560	551,051
Securities sold under agreements to repurchase	31,212	35,024	60,856	88,505	79,035
Federal Home Loan Bank Advances	82,400	27,900	40,800	25,000	25,000
Shareholders' equity	88,115	82,298	81,178	82,196	79,993

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2007	2006	2005	2004	2003
Net interest income	$25,936	$24,546	$24,737	$25,257	$25,864
Provision for loan losses	1,255	125	1,300	1,500	4,700
Net interest income after provision for loan losses	24,681	24,421	23,437	23,757	21,164
Other operating income:
Trust and investment services income	6,345	4,901	5,095	4,725	4,501
Securities gains, net	10	27	6	602	1,185
Net gains on sales of loans held for sale	98	103	107	983	245
Other income	10,176	9,281	7,806	7,958	7,415
Total other operating income	16,629	14,312	13,014	14,268	13,346
Other operating expenses	30,521	29,523	27,315	25,481	25,020
Income before income tax expense	10,789	9,210	9,136	12,544	9,490
Income tax expense	3,530	2,621	2,546	3,811	2,537
Net income	$ 7,259	$ 6,589	$ 6,590	$ 8,733	$ 6,953
SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2007	2006	2005	2004	2003	2002	% Change 2006 To 2007	Compounded Annual Growth 5 Years
Net income per share	$2.02	$1.81	$1.79	$2.32	$1.82	$1.66	11.6%	4.0%
Dividends declared	0.97	0.96	0.96	0.93	0.92	0.92	1.0%	1.1%
Tangible book value	22.50	22.09	21.35	21.14	20.04	19.60	1.9%	2.8%
Market price at 12/31	27.25	32.90	30.25	32.50	36.00	26.875	-17.2%	0.3%
Average shares outstanding (in thousands)	3,595	3,642	3,689	3,772	3,821	3,928	-1.3%	-1.8%
SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2007	2006	2005	2004	2003
Return on average assets	0.95%	0.91%	0.92%	1.17%	0.93%
Return on average tier I equity (1)	9.53%	8.60%	8.83%	12.06%	10.03%
Dividend yield at year end	3.67%	2.92%	3.17%	2.95%	2.56%
Dividend payout	47.02%	51.94%	52.68%	39.31%	49.62%
Total capital to risk adjusted assets	15.78%	17.11%	18.06%	18.77%	17.61%
Tier I capital to risk adjusted assets	13.84%	15.12%	16.02%	16.71%	15.70%
Tier I leverage ratio	10.14%	10.80%	10.71%	10.07%	9.62%
Loans to deposits	94.22%	81.64%	79.76%	73.43%	70.84%
Allowance for loan losses to total loans	1.57%	1.67%	2.34%	2.62%	2.52%
Allowance for loan losses to non-performing loans	236.58%	221.15%	106.97%	92.74%	79.90%
Non-performing loans to total loans	0.66%	0.76%	2.18%	2.82%	3.16%
Net interest rate spread	2.88%	2.88%	3.17%	3.17%	3.25%
Net interest margin	3.71%	3.69%	3.74%	3.65%	3.74%
Efficiency ratio (2)	70.03%	74.77%	71.09%	63.24%	62.57%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.

===========================================14========================================
UNAUDITED QUARTERLY DATA	Quarter Ended
	2007
(in thousands except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,394	$10,820	$11,306	$11,355
Interest expense	4,275	4,424	4,695	4,545
Net interest income	6,119	6,396	6,611	6,810
Provision for loan losses	125	475	250	405
Net interest income after provision for loan losses	5,994	5,921	6,361	6,405
Total other operating income	3,803	4,258	4,271	4,296
Total other operating expenses	7,376	7,569	7,471	8,104
Income before income tax expense	2,421	2,610	3,161	2,597
Income tax expense	721	793	1,008	1,009
Net Income	$ 1,700	$ 1,817	$ 2,153	$ 1,588
Basic and diluted earnings per share	$ 0.47	$ 0.51	$ 0.60	$ 0.44

	Quarter Ended
	2006
	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$ 9,435	$ 9,813	$10,068	$10,309
Interest expense	3,358	3,719	3,889	4,113
Net interest income	6,077	6,094	6,179	6,196
Provision for loan losses	125	-	-	-
Net interest income after provision for loan losses	5,952	6,094	6,179	6,196
Total other operating income	3,243	3,708	3,755	3,606
Total other operating expenses	6,957	7,292	7,329	7,945
Income before income tax expense	2,238	2,510	2,605	1,857
Income tax expense	641	713	768	499
Net Income	$ 1,597	$ 1,797	$ 1,837	$ 1,358
Basic and diluted earnings per share	$ 0.44	$ 0.49	$ 0.51	$ 0.38

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

Critical Accounting Policies, Estimates and Risks and Uncertainties

The Corporation's significant accounting policies are described in Note 1 to its audited consolidated financial statements appearing elsewhere in this report. Critical accounting policies include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with accounting principles generally accepted in the United States. As a result, the Corporation is required to make certain estimates, judgements and assumptions that it believes are reasonable based upon the information available. These estimates, judgements

=========================================15========================================

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the president & ceo, three executive vice presidents, business client division manager, retail client division manager, consumer loan manager, mortgage loan manager and credit manager, implements the Board-approved loan policy.

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

Competition for the Corporation's trust and investment services comes primarily from brokerage firms and independent investment advisors. These firms devote considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration by the Corporation totaled approximately $1.9 billion at year-end 2007. The Trust and Investment Division is responsible for the largest component of the Corporation's non-interest revenue.

Financial Condition

Consolidated assets at December 31, 2007 totaled $788.9 million as compared to $739.0 million at year-end 2006, an increase of $49.9 million or 6.7%. As discussed in greater detail below, this increase is primarily the result of a $61.9 million increase in loans, net of deferred fees and costs and unearned income, as well as increases in other intangible assets of $4.7 million, cash and cash equivalents of $2.8 million, Federal Home Loan Bank of New York ("FHLB") and Federal Reserve Bank stock of $2.3 million and premises and equipment, net, of $1.5 million. These increases were somewhat offset principally by a $21.9 million decrease in the Corporation's investment securities portfolio.

As noted above, total loans, net of deferred fees and costs and unearned income increased $61.9 million or 13.0% during 2007. Growth was exhibited in all segments of the loan portfolio, with total consumer loans increasing $27.1 million, residential mortgages increasing $26.0 million and commercial loans (including commercial mortgages) increasing $8.7 million. The increase in consumer loans was principally due to a $24.0 million increase in installment loans, due in large part to a significant increase in indirect auto financing originations during the second quarter of 2007, driven primarily by pricing. We do not anticipate growth in this area during 2008 to continue at the rate experienced during 2007. Additionally, outstanding balances on home equity loans and student loans increased $2.6 million and $551 thousand, respectively. The increase in both residential mortgages and commercial loans has been significantly impacted by the Corporation's expansion into Tompkins County, with total residential mortgages and commercial loans in this market increasing $11.9 million and $15.8 million, respectively. As regards residential mortgage growth, it is important to note that the Corporation has not, and will not offer subprime mortgage products.

A $4.7 million increase in other intangible assets, net, resulted from the Corporation's acquisition on May 3, 2007 of the trust business of Partners Trust Bank ("Partners Trust") at a purchase price of approximately $5.2 million or 1.49% of the fair value of the $351 million of assets under administration at the time of the acquisition. The purchase price is being amortized over a 15 year period. At that time, the Corporation acquired $351 million of trust business under administration at fair value. A $2.8 million increase in cash and cash equivalents is primarily due to higher period end federal transit items and branch cash levels, while the $1.5 million increase in premises and equipment, net, is primarily the result of renovations at our main office and three of our branch facilities, as well as ongoing investments in technology and equipment.

The available for sale segment of the securities portfolio totaled $165.3 million at December 31, 2007 compared to $184.8 million at the end of 2006, a decrease of $19.5 million, or 10.6%. At amortized cost, the available for sale portfolio was down $22.7 million with unrealized appreciation related to the available for sale portfolio increasing $3.2 million. The decrease in this portfolio was principally due to net paydowns on mortgage-backed securities totaling $14.4 million, net maturities and calls of corporate bonds totaling $4.8 million as well as a net $3.7 million decrease in municipal bonds. Proceeds from the above were used to support the loan growth experienced during 2007. The increase in unrealized appreciation related to the available for sale portfolio was primarily due to the impact of a decline in mid to long-term interest rates since December 31, 2006 on the bond portfolio. The held to maturity segment of the portfolio, consisting primarily of local municipal obligations, totaled $4.5 million as of December 31, 2007, a decrease of $2.4 million since year-end 2006.

A $2.3 million increase in FHLB and Federal Reserve Bank stock is due primarily to the Corporation's ownership of FHLB stock, which is reflective of the increase in FHLB borrowings since the end of 2006.

Total deposits were down $12.5 million or 2.1%, from $585.1 million at December 31, 2006 to $572.6 million at December 31, 2007. Non-interest bearing deposits decreased $6.1 million, due primarily to lower period end non-personal balances. Interest bearing deposits were down $6.4 million, due primarily to a $3.4 million decrease in total time deposits and a $2.1 million decline in savings balances. The decrease in total time deposits reflects lower period end public fund time balances, offset to some extent primarily by an increase in personal investment certificates, while the decrease in savings was due to lower personal account balances. A $3.8 million decrease in securities sold under agreements to repurchase reflects a reduction in repurchase agreements funded through the FHLB.

With deposits lower than year ago balances, and the growth in loans exceeding cash flow available from the decrease in the securities portfolio, overnight borrowings under the Corporation's line of credit with the FHLB increased $54.5 million since December 31, 2006.

A $5.8 million increase in other liabilities was due in large part to increases in net deferred tax liabilities and income taxes payable.

==============================================17===================================

BALANCE SHEET COMPARISONS
(in millions) Average Balance Sheet	2007	2006	2005	2004	2003	2002	% Change 2006 to 2007	Compounded Annual Growth 5 Years
Total Assets	$767.0	$722.0	$715.3	$746.1	$748.2	$745.9	6.2%	0.6%
Earning Assets (1)	698.6	665.9	661.3	691.9	690.9	685.1	4.9%	0.4%
Loans, net of deferred fees and costs, and unearned income	520.0	449.7	403.4	388.2	412.6	428.8	15.6%	3.9%
Investments (2)	178.6	216.2	257.9	303.7	278.3	256.3	-17.4%	-7.0%
Deposits	592.6	568.3	530.0	541.8	553.2	545.7	4.3%	1.7%
Wholesale funding (3)	72.2	54.3	87.5	108.1	101.7	105.5	33.0%	-7.3%
Tier I equity (4)	76.2	76.6	74.6	72.4	69.3	69.2	-0.5%	1.9%

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

(4) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss.
(in millions) Ending Balance Sheet	2007	2006	2005	2004	2003	2002	% Change 2006 to 2007	Compounded Annual Growth 5 Years
Total Assets	$788.9	$739.0	$718.0	$722.5	$747.2	$751.2	6.8%	1.0%
Earning Assets(1)	707.5	668.5	666.1	669.5	690.0	685.3	5.8%	0.6%
Loans, net of deferred fees and costs, and unearned income	539.5	477.7	418.7	381.5	390.4	432.3	12.9%	4.5%
Allowance for loan losses	8.5	8.0	9.8	9.9	9.8	7.7	5.9%	1.9%
Investments (2)	176.0	190.8	247.3	292.7	309.1	265.2	-7.8%	-7.9%
Deposits	572.6	585.1	524.9	519.6	551.1	541.8	-2.1%	1.1%
Wholesale funding(3)	104.9	55.4	94.8	108.0	98.5	113.3	89.4%	-1.5%
Tangible equity (4)	81.0	79.8	78.3	78.9	76.3	75.4	1.5%	1.4%
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

Securities

The Board-approved Funds Management Policy includes an investment portfolio policy which requires that, except for local municipal obligations that are sometimes not rated or carry ratings above "Baa" but below "A" by Moody's or Standard & Poors, debt securities purchased for the bond portfolio must carry a minimum rating of "A". Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are classified as Held to Maturity. The Available for Sale portfolio at December 31, 2007 totaled $165.3 million compared to $184.8 million a year earlier. At year-end 2007, the total net unrealized appreciation in the securities available for sale portfolio was $8.0 million, compared to $4.8 million a year ago. The components of this change are set forth below.
(in thousands) Securities Available for Sale	Amortized Cost	2007 Estimated Fair Value	Unrealized Appreciation (Depreciation)	Amortized Cost	2006 Estimated Fair Value	Unrealized Appreciation (Depreciation)
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 81,752	$ 81,944	$ 192	$ 81,735	$ 80,134	$ (1,601)
Mortgage-backed securities	57,006	56,285	(721)	71,427	69,206	(2,221)
Obligations of states and political subdivisions	13,372	13,483	111	17,022	17,084	62
Corporate bonds and notes	4,352	4,441	89	9,124	9,275	151
Corporate stocks	828	9,168	8,340	729	9,131	8,402
Totals	$157,310	$165,321	$ 8,011	$180,037	$184,830	$ 4,793

Included in the preceding table are 35,406 shares of SLM Corp. (formerly USA Education, Inc.) at a cost basis of approximately $1 thousand and estimated fair value of $713 thousand. These shares were acquired by the bank as preferred shares of Student Loan Marketing Association, or Sallie Mae, a permitted exception to the

===========================================18======================================

Government regulation banning bank ownership of equity securities in the original capitalization of the U.S. Government Agency. Later, the shares were converted to common stock as Sallie Mae recapitalized. Additionally, at December 31, 2007, the Corporation held marketable equities totaling $827 thousand at cost, with a total estimated fair value of $8.455 million.

Non-marketable equity securities carried by the Corporation at December 31, 2007 include 10,935 shares of Federal Reserve Bank stock and 53,548 shares of the Federal Home Loan Bank of New York stock. They are carried at their cost of $547 thousand and $5.355 million, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these two investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-performing loans at year-end 2007 totaled $3.573 million as compared to $3.610 million at year-end 2006, a decrease of $37 thousand. This reduction resulted from a $635 thousand decrease in non-accrual loans, offset by increases in troubled debt restructurings and accruing loans past due 90 days or more totaling $501 thousand and $97 thousand, respectively. The decrease in non-accrual loans was primarily due to a $613 thousand reduction in non-accrual commercial loans. As compared to December 31, 2006, commercial loans totaling $614 thousand were placed in non-accrual status, offset by upgrades totaling $310 thousand and principal reductions of $917 thousand. Additionally, since December 31, 2006, non-accruing consumer loans and mortgages have decreased $90 thousand and $11 thousand, respectively, partially offset by a $78 thousand increase in non-accruing home equity loans. A $501 thousand increase in troubled debt restructurings resulted from the restructuring of two commercial relationships during the third quarter of 2007, while a $97 thousand increase in accruing loans past due 90 days or more is due to higher mortgage and consumer loan delinquencies.

At December 31, 2007 the Corporation had no properties classified as Other Real Estate Owned ("OREO"). The $1.819 million decrease since December 31, 2006 resulted primarily from the sale of two commercial properties during the first half of 2007.

Non-Performing Assets

The following table summarizes the Corporation's non-performing assets (in thousands of dollars):
December 31,	2007	2006	2005	2004	2003
Non-accrual loans	$ 2,225	$ 2,860	$ 8,727	$ 10,507	$ 11,727
Troubled debt restructurings	830	329	106	-	277
Accruing loans past due 90 days or more	518	421	308	258	327
Total non-performing loans	$ 3,573	$ 3,610	$ 9,141	$ 10,765	$ 12,331
Other real estate owned	-	1,819	79	104	357
Total non-performing assets	$ 3,573	$ 5,429	$ 9,220	$ 10,869	$ 12,688

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):

	2007	2006	2005
Interest income that would have been recorded under original terms	$ 235	$ 359	$ 768
Interest income recorded during the period	$ 59	$ 29	$ 26

In addition to non-performing loans, as of December 31, 2007, the Corporation, through its credit administration and loan review functions, has identified 14 commercial relationships totaling $11.1 million in potential problem loans, as compared to $12.0 million (15 relationships) at December 31, 2006. This decrease was primarily due to ongoing principal payments, the payoff of one loan totaling $257 thousand at December 31, 2006 and the downgrade of one loan totaling $79 thousand at December 31, 2006 to non-accrual status. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

==========================================19=======================================

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. The provision for loan losses during 2007 and 2006 totaled $1.255 million and $125 thousand, respectively. This $1.130 million increase reflects both loan growth as well as charge-offs during 2007 of commercial loans for which no prior allocation to the allowance for loan losses had been made. Additionally, during 2006, the provision for loan losses was reduced significantly when a commercial loan for which a $2.022 million specific reserve had been allocated was paid off, resulting in a charge-off of only $208 thousand at that time. At December 31, 2007, the Corporation's allowance for loan losses totaled $8.453 million, resulting in a coverage ratio of allowance to non-performing loans of 236.6%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs during 2007 totaled $785 thousand or 0.15% of average outstanding loans, compared to $1.920 million or 0.43% of average outstanding loans in 2006. This $1.135 million decrease was due to a $1.159 million reduction in net commercial loan charge-offs, with commercial loan charge-offs decreasing $866 thousand, while recoveries on previously charged-off commercial loans increased $293 thousand. The allowance for loan losses to total loans at December 31, 2007 was 1.57% as compared to 1.67% as of December 31, 2006.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2007 (in thousands of dollars):
	Years Ended December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of year	$ 7,983	$ 9,778	$ 9,983	$ 9,848	$ 7,674
Charge-offs:
Commercial, financial and agricultural	793	1,659	1,246	1,060	2,182
Real estate mortgages	13	4	11	3	2
Consumer loans	482	482	516	577	630
Home equity	-	-	2	-	6
Total	1,288	2,145	1,775	1,640	2,820
Recoveries:
Commercial, financial and agricultural	331	38	13	53	83
Real estate mortgages	-	-	-	-	2
Consumer loans	172	187	257	222	209
Total	503	225	270	275	294
Net charge-offs	785	1,920	1,505	1,365	2,526
Provision charged to operations	1,255	125	1,300	1,500	4,700
Allowance for loan losses at end of year	$ 8,453	$ 7,983	$ 9,778	$ 9,983	$ 9,848
Ratio of net charge-offs during year to average loans outstanding (1)	..15%	..43%	..37%	..35%	..61%

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB"), which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At December 31, 2007, the Corporation maintained a $149.4 million line of credit with the FHLB, as compared to $144.4 million at December 31, 2006.

During 2007, cash and cash equivalents increased $2.8 million as compared to an increase of $1.0 million during 2006. In addition to cash provided by operating activities, other primary sources of cash during 2007 included a net increase in FHLB advances of $54.5 million, proceeds from maturities and principal payments on securities totaling $36.9 million and proceeds from the sale of OREO totaling $2.4 million. Proceeds from the above were used primarily to fund a $62.2 million net increase in loans, a $12.5 million decrease in deposits, purchases of securities totaling $11.8 million, a $5.3 million purchased intangible related to the purchase

=========================================20========================================

of the trust business of Partners Trust, purchases of premises and equipment totaling $4.1 million, a net reduction of securities sold under agreements to repurchase in the amount of $3.8 million, the payment of cash dividends totaling $3.4 million and a net increase in FHLB and Federal Reserve Bank stock of $2.3 million.

In addition to cash provided by operating activities, other primary sources of cash during 2006 included proceeds from maturities and principal payments on securities totaling $53.9 million and an increase in deposits of $60.2 million. Cash generated during 2006 was used primarily to fund a $61.3 million increase in net loans as well as net reductions in securities sold under agreements to repurchase and advances from the Federal Home Loan Bank in the amounts of $25.8 million and $12.9 million, respectively. Other significant uses of cash during 2006 included a $10.0 million contribution to the Corporation's defined benefit pension plan, $5.6 million for the purchase of premises and equipment, purchases of securities totaling $3.7 million, the payment of cash dividends in the amount of $3.4 million, and the purchase of treasury shares totaling $2.3 million.

The Corporation continues to maintain a strong capital position. As of December 31, 2007, the Corporation's ratio of Total Capital to Risk Weighted Assets was 15.78% compared with 17.11% a year earlier. The Corporation's leverage ratio (Tier I Capital/Average Assets) was 10.14% at December 31, 2007 and 10.80% at December 31, 2006. These ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared during 2007 totaled $3.413 million or $0.97 per share versus $3.422 million or $0.96 per share in 2006 and $3.471 million or $0.96 per share in 2005. Dividends declared during 2007 amounted to 47.0% of net income compared to 51.9% and 52.7% of 2006 and 2005 net income, respectively. It is management's objective to continue generating sufficient capital internally, while retaining an adequate dividend payout ratio to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 15, 2006, the Corporation's Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its then outstanding common shares, either through open market or privately negotiated transactions over a two-year period. Since the inception of this share repurchase program in November of 2006, a total of 52,125 treasury shares had been purchased through December 31, 2007. During 2007, the Corporation purchased 40,325 shares at a total cost of $1.239 million or an average price of $30.73 per share. Additionally, during 2007, 23,264 shares were re-issued from treasury to fund the stock component of directors' 2006 compensation, distributions under the Corporation's directors' deferred stock plan, a stock grant to an executive officer and funding for the Corporation's profit sharing, savings and investment plan. During 2006, 73,496 shares were purchased at a total cost of $2.265 million or an average price of $30.82 per share, and in 2005 there were 71,065 shares purchased at a total cost of $2.288 million (average of $32.20 per share).

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

As of December 31, 2007, the Corporation has off-balance sheet arrangements as follows (in thousands of dollars):
		Commitment Maturity by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$ 11,487	$ 8,446	$ 206	$ 40	$ 2,795
Unused portions of lines of credit (1)	78,647	78,647	-	-	-
Commitments to fund new loans	10,620	10,620	-	-	-
Total	$ 100,754	$ 97,713	$ 206	$ 40	$ 2,795

=======================================================21===============================================

(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $26,522,635, $17,019,871 and $2,131,057, respectively, at December 31, 2007.

Contractual Obligations

As of December 31, 2007, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):
		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Time Deposits (Note 7)	$227,171	$165,443	$49,222	$12,341	$ 165
Federal Home Loan Bank advances (Note 9)	82,400	62,400	-	10,000	10,000
Securities sold under agreements to repurchase (Note 8)	31,212	18,712	-	2,500	10,000
Agreement to purchase 3 branches from M and T Bank	8,741	8,741	-	-	-
Operating leases	3,271	334	476	400	2,061
Other	2,145	1,057	596	421	71
Total	$354,940	$256,687	$ 50,294	$ 25,662	$ 22,297

Results of Operations 2007 vs. 2006

Consolidated net income in 2007 totaled $7.259 million, an increase of 10.2% compared to $6.589 million in 2006. Earnings per share increased 11.6% from $1.81 per share to $2.02 per share on 47,372 fewer average shares outstanding. Dividends declared per share increased from $0.96 to $0.97 per share.

As discussed below, this improvement in earnings resulted from higher net interest income and non-interest income, partially offset by increases in the provision for loan losses and operating expenses, as well as a higher effective tax rate.

Net interest income increased $1.390 million or 5.7%, from $24.546 million in 2006 to $25.936 million in 2007, with the net interest margin increasing 2 basis points to 3.71%. Average earning assets increased $32.7 million or 4.9%, as a $70.3 million or 15.6% increase in average loans was somewhat offset primarily by a $36.6 million or 17.1% decrease in the average securities portfolio, as proceeds from the securities decrease were used to support loan growth during 2007. The increase in average loans reflects growth in all portfolio segments, with average mortgages increasing $35.6 million, average consumer loans increasing $26.7 million and average commercial loans up $8.0 million. While average earning assets increased 4.9%, total interest and dividend income was up $4.251 million or 10.7% as the average yield increased 33 basis points to 6.28%, due in large part to loan growth.

Total average funding liabilities, including non-interest bearing demand deposits, increased $42.6 million or 6.7% compared to the 2006 averages due to a $24.3 million increase in average deposits and an $18.3 million increase in other borrowings. The increase in average deposits was principally due to a $19.2 million increase in average time deposits, as well as increases in average demand deposit and insured money market balances of $6.7 million and $4.5 million, respectively. These increases were somewhat offset primarily by a $5.5 million decrease in average savings account balances. The increase in other borrowings reflects higher average term and overnight advances from the FHLB, these borrowings being utilized to fund loan growth. While average interest bearing liabilities increased 7.3%, total interest expense increased 19.0%, with the average cost of interest bearing liabilities increasing 33 basis points to 3.40%.

As discussed more fully under the "Asset Quality" section of this discussion, the provision for loan losses increased $1.130 million from $125 thousand in 2006 to $1.255 million in 2007, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality and loan growth.

Non-interest income during 2007 increased $2.317 million or 16.2% from $14.312 million to $16.629 million. This increase was impacted to a great extent by a $1.444 million increase in Trust and Investment Center fee income as well as a $668 thousand increase in gains on the sale of Other Real Estate Owned ("OREO"), these being properties that had been acquired through foreclosure proceedings. The increase in Trust and Investment Center fee income was primarily due to increased

=============================================22====================================

revenue related to the Corporation's acquisition in May 2007 of the trust business of Partners Trust, as well as higher retirement services and investment management revenue, while the increase in gains on the sale of OREO resulted principally from the sale of two commercial properties that had been foreclosed on during 2006. In addition to the above, other significant increases during 2007 included a $306 thousand increase in service charges on deposit accounts, a $114 thousand increase in credit card merchant earnings, a $111 thousand increase in debit card interchange fee income and a $101 thousand increase in cash management fee income. These increases were offset to some extent primarily by a $280 thousand decrease in revenue from the Corporation's equity investment in Cephas Capital Partners, LP, a Small Business Investment Company limited partnership, and a $204 thousand decrease in revenue generated from OREO, this decrease associated with the aforementioned sale of two commercial properties.

Operating expenses during 2007 increased $997 thousand or 3.4%, from $29.523 million to $30.520 million. The principal factors in this increase include $1.786 million increase in salaries and wages, as well as increases in net occupancy expenses and amortization of intangible assets totaling $275 thousand and $236 thousand, respectively. The increase in salaries and wages was primarily related to merit increases effective in January 2007, the addition to staff in conjunction with the purchase of the trust business of Partners Trust and higher levels of incentive compensation. The increase in net occupancy costs was primarily due to higher depreciation, maintenance and rent expense, while higher amortization expense was related to amortization of the purchase intangible related to the trust relationship acquisition. The above increases were offset primarily by a $668 thousand decrease in pension and other employee benefits, a $495 thousand decrease in OREO expenses and a $167 thousand decrease in data processing costs. The reduction in the cost of pension and other employee benefits resulted primarily from decreases in expenses associated with the Corporation's defined benefit pension plan and post-retirement medical plan totaling $783 thousand and $200 thousand, respectively, offset to some extent primarily by increases in health insurance and payroll taxes of $183 thousand and $82 thousand, respectively. The decrease in pension expense is primarily due to an increase in the expected return on plan assets, due in large part to the Corporation's $10.0 million contribution to the plan in 2006, while the reduction in post-retirement medical benefits resulted from an amendment to this plan effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self insured plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for retirees age 65 and older who reside in the designated plan area is provided under a group plan offered through Blue Cross, Blue Shield called Medicare Blue PPO, with the retiree paying 100% of the cost of coverage. Current retirees age 65 and older who reside outside of the designated area, as well as current and future retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, with the retiree contribution increasing from 40% to 50%. The decrease in OREO expenses is due to the sale of two commercial properties during 2007, while the reduction in data processing costs is related to the fact that during the fourth quarter of 2006, the Corporation changed its ATM processing vendor, and at that time incurred a $191 thousand termination fee with its prior vendor.

A $909 thousand increase in income tax expense and the increase in the effective tax rate from 28.5% to 32.7% reflects an increase in pre-tax income and a decrease in the relative percentage of tax-exempt income to pre-tax income, as well as an increase in New York State tax expense primarily due to the implications of New York State minimum tax and a change in the New York State tax rate.

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

Despite a $4.6 million increase in average earning assets as compared to 2005, net interest income declined $191 thousand or 0.8% from $24.737 million in 2005 to $24.546 million in 2006, with the net interest margin decreasing 5 basis points from 3.74% to 3.69%. This reduction has been influenced by higher short term interest rates and a flat to inverted yield curve throughout 2006, with a 51 basis

============================================23=====================================

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

Total average funding liabilities, including non-interest bearing demand deposits, increased $5.6 million or 0.9% compared to the 2005 averages, as a $38.2 million increase in average deposits and a $7.8 million increase in average overnight borrowings under the Corporation's line of credit with the FHLB, were partially offset by a $29.3 million decrease in average term repurchase agreements funded through the FHLB and an $11.7 million decrease in average term advances from the FHLB. While average non-interest bearing demand deposits increased $7.0 million, average interest bearing deposits were up $31.2 million. The increase in average interest bearing deposits was reflected primarily in higher average time deposits and insured money market accounts of $37.8 million and $7.0 million, respectively, somewhat offset by an $8.6 million decrease in average savings balances and a $5.0 million decrease in average Now accounts. The decrease in average securities sold under agreements to repurchase and term advances from the FHLB reflects the maturity or call of advances that had been utilized to leverage securities purchases. While average interest bearing liabilities decreased $1.4 million or 0.3%, interest expense increased $3.857 million or 34.4%, as the average cost of interest bearing liabilities rose 80 basis points, reflective of the fact that the increase in average deposits was primarily due to an increase in higher cost time and insured money market deposits.

In 2006, the provision for loan losses totaled $125 thousand compared to $1.300 million the prior year, a decrease of $1.175 million. This decrease reflects the significant decrease in non-performing relationships during 2006, as well as the fact that as of December 31, 2005, the Corporation had allocated a specific reserve of $2.022 million related to a $5.5 million potential problem loan due to concerns about a probable collateral shortfall on this loan. During the fourth quarter of 2006, this loan was paid off, resulting in a charge-off of $208 thousand.

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

Operating expenses during 2006 increased $2.208 million or 8.1%, from $27.315 million to $29.523 million. This increase was partially driven by the Corporation's expansion into Tompkins and Broome counties, as the Corporation opened a full service office in Tompkins County and a representative office in Broome County during the fourth quarter of 2005, with a second full service office in Tompkins County opened during the second quarter of 2006. Expenses related to these offices totaled approximately $1.335 million during 2006 compared to $384 thousand in 2005, an increase of $951 thousand. Additionally, during the fourth quarter of 2006, the Corporation incurred charges related to the replacement of its

==========================================24=======================================

mainframe computer system and a change in ATM processing vendors in the amounts of $153 thousand and $191 thousand, respectively. Items that had the greatest impact on the total operating expense increase included a $496 thousand increase in salaries and wages, a $640 thousand increase in data processing costs, a $581 thousand increase in costs associated with OREO and a $378 thousand increase in net occupancy expenses. The increase in salaries and wages is primarily related to merit increases effective in January of 2006, as well as increased staffing related to the above mentioned expansions. The increase in data processing costs is reflected primarily in higher credit and debit card processing costs, as well as an increase in software maintenance and charges mentioned above related to the early termination of a contract with our former ATM processing vendor. The increase in OREO expenses is primarily due to the aforementioned operation of the golf course acquired through foreclosure. The occupancy cost increase was primarily due to the above mentioned expansion as well as higher depreciation, maintenance, utilities and real estate taxes associated with other properties. The increases noted above were somewhat offset primarily by a $226 thousand decrease in pension and other employee benefits, as reductions in post-retirement medical benefits and health insurance costs of $209 thousand and $215 thousand, respectively, were somewhat offset primarily by a $124 thousand increase in pension expense. The reduction in post-retirement medical benefits resulted from an amendment to this plan effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self insured plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for retirees age 65 and older who reside in the designated plan area is provided under a group plan offered through Blue Cross, Blue Shield called Medicare Blue PPO, with the retiree paying 100% of the cost of coverage. Current retirees age 65 and older who reside outside of the designated area, as well as current and future retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, with the retiree contribution increasing from 40% to 50%. The decrease in health insurance costs during 2006 reflects much improved experience under the Corporation's self insured plan. As noted above, these decreases were somewhat offset by a $124 thousand increase in pension expense. This increase was due primarily to an increase in amortization of prior years' unrecognized actuarial losses. During the fourth quarter of 2006, the Corporation made a $10.0 million tax-deductible contribution to the plan. It is expected that this contribution will significantly decrease future years' pension expense. With this contribution, plan assets at December 31, 2006 exceeded the projected benefit obligation by approximately $9.9 million.

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

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2007	2006	2005	2004	2003	2002	% Change 2006 to 2007	Compounded Annual Growth 5 Years
Net interest income	$25,936	$24,546	$24,737	$25,257	$25,864	$27,069	5.7%	-0.9%
Provision for loan losses	1,255	125	1,300	1,500	4,700	3,283	904.0%	-17.5%
Net interest income after provision for loan losses	24,681	24,421	23,437	23,757	21,164	23,786	1.1%	0.7%
Other operating income:
Trust and investment services income	6,345	4,901	5,095	4,725	4,501	4,513	29.5%	7.1%
Securities gains (losses), net	10	27	6	602	1,185	(459)	-63.0%	-146.5%
Net gains on sales of loans held for sale	98	103	107	983	245	9	-4.9%	61.2%
Other income	10,176	9,281	7,806	7,958	7,415	6,318	9.6%	10.0%
Total other operating income	16,629	14,312	13,014	14,268	13,346	10,381	16.2%	9.9%
Other operating expenses	30,521	29,523	27,315	25,482	25,020	25,405	3.4%	3.7%
Income before income tax expense	10,789	9,210	9,136	12,544	9,490	8,762	17.1%	4.3%
Income tax expense	3,530	2,621	2,546	3,811	2,537	2,222	34.7%	9.7%
Net income	$ 7,259	$ 6,589	$ 6,590	$ 8,733	$ 6,953	$ 6,540	10.2%	2.1%

==============================================25===================================

AVERAGE BALANCES AND YIELDS

For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2007			2006			2005
Assets (Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$ 520,027	$36,019	6.93%	$ 449,694	$30,312	6.74%	$ 403,361	$25,189	6.24%
Taxable securities	156,897	6,987	4.45	188,038	8,210	4.37	218,033	9,438	4.33
Tax-exempt securities	20,175	795	3.94	25,620	978	3.82	28,091	1,004	3.58
Federal funds sold	1,127	58	5.18	2,170	108	5.00	11,102	307	2.77
Interest-bearing deposits	324	16	4.84	350	17	4.73	716	21	2.93

Total earning assets	698,550	43,875	6.28%	665,872	39,625	5.95%	661,303	35,959	5.44%

Non-earning assets:
Cash and due from banks	22,257			22,537			23,696
Premises and equipment, net	21,821			19,781			17,265
Other assets	26,546			20,121			17,024
Allowance for loan losses	(8,155)			(9,503)			(10,203)
AFS adjustment to fair value	6,016			3,219			6,259
Total	$ 767,035			$ 722,027			$ 715,344

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Now and super now deposits	$ 37,551	137	0.36%	$ 38,249	177	0.46%	$ 43,301	174	0.40%
Savings and insured money market deposits	164,288	2,932	1.78	165,258	2,603	1.57	166,814	1,648	0.99
Time deposits	244,343	10,851	4.44	225,165	9,266	4.12	187,316	5,597	2.99
Federal Home Loan Bank advances and securities sold under agreements to repurchase	81,566	4,019	4.93%	63,250	3,033	4.80%	95,909	3,803	3.96%

Total interest-bearing liabilities	527,748	17,939	3.40%	491,922	15,079	3.07%	493,340	11,222	2.27%

Non-interest-bearing liabilities:
Demand deposits	146,379			139,626			132,618
Other liabilities	8,332			9,259			7,866
Total liabilities	682,459			640,807			633,824
Shareholders' equity	84,576			81,220			81,520
Total	$ 767,035			$ 722,027			$ 715,344

Net interest income		$25,936			$24,546			$24,737

Net interest rate spread			2.88%			2.88%			3.17%

Net interest margin			3.71%			3.69%			3.74%

==========================================================================26==========================================

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
	2007 vs. 2006			2006 vs. 2005
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate
Loans	$5,707	4,852	855	$ 5,123	3,029	2,094
Taxable investment securities	(1,223)	(1,384)	161	(1,228)	(1,308)	80
Tax-exempt investment securities	(183)	(213)	30	(26)	(91)	65
Federal funds sold	(50)	(54)	4	(199)	(347)	148
Interest-bearing deposits	(1)	(1)	-	(4)	(13)	9
Total interest income	$4,250	1,995	2,255	$ 3,666	250	3,416

Interest expense (in thousands)
Interest-bearing demand deposits	(40)	(3)	(37)	$ 3	(22)	25
Savings and insured money market deposits	329	(15)	344	955	(16)	971
Time deposits	1,585	821	764	3,669	1,280	2,389
Federal Home Loan Bank advances and securities sold under agreements to repurchase	986	901	85	(770)	(1,464)	694
Total interest expense	$2,860	1,146	1,714	$ 3,857	(32)	3,889

Net interest income	$1,390	849	541	$ (191)	282	(473)

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the, president & chief executive officer, two executive vice presidents, chief financial officer, asset liability management officer, senior marketing officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At December 31, 2007, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 0.86% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 5.30%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2007, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 6.93% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.18%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2007.

===============================================27=====================================

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

In September 2006, FASB issued Statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008. The Corporation is evaluating the potential effect FAS 157 may have on the Corporation's financial statements at this time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2007.

============================================28========================================

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

As of December 31, 2007 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2007 based on the specified criteria.

Crowe Chizek and Company LLC, an independent registered public accounting firm, which audited the Corporation's 2007 financial statements included in this report, has issued an audit report on the effective operation of the Corporation's internal controls over financial reporting.

/s/ Ronald M. Bentley

President and Chief Executive Officer

March 10, 2008

/s/ John R. Battersby, Jr.

Treasurer and Chief Financial Officer

March 10, 2008

Item 9B. OTHER INFORMATION

None

===========================================29=========================================

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of the executive officers of the Corporation and positions held by each are presented in the following table. Officers are elected annually by the Board of Directors.
Name	Age	Position (served since)
Ronald M. Bentley	55

President and Chief Executive Officer of the Corporation and the Bank (2007); formerly President and Chief Operating Officer of the Bank; formerly President Retail Banking, NBT Bank (2005-2006); Executive Vice President, Retail Banking and Regional President, NBT Bank (2003-2005). Mr. Bentley has been with the Company since 2006.

John R. Battersby, Jr.	57	Chief Financial Officer and Treasurer of the Corporation (2003); Executive Vice President, Chief Financial Officer and Treasurer (2004). Mr. Battersby has been with the Company since 1988.
Richard G. Carr	54	Senior Vice President of the Bank (2004); formerly Vice President Commercial Loans (1997). Mr. Carr has been with the Company since 1997.
Michael J. Crimmins	55	Senior Vice President of the Bank, (2006). Mr. Crimmins was formerly with Elmira Savings & Loan Association, F.A.
James E. Corey III	61	Executive Vice President of the Corporation (1998) and Vice President of the Bank (1993). Mr. Corey has been with the Company since 1988.
Louis C. DiFabio	44	Senior Vice President of the Bank (2005); formerly Vice President of the Bank (2002). Mr. DiFabio has been with the Company since 1987.
Melinda A. Sartori	50	Executive Vice President of the Bank (2002); formerly Senior Vice President of the Bank (1999). Mr. Sartori has been with the Company since 1994.
Linda M. Struble	54	Senior Vice President (2000); formerly Vice President of the Bank (1997). Ms. Struble has been with the Company since 1984.
Norman R. Ward	58	Senior Vice President and Chief Auditor of the Corporation and Bank (2000). Mr. Ward has been with the Company since 1971.
Michael J. Wayne	47	Vice President of the Bank (2006); Mr. Wayne was formerly with Elmira Savings &Loan Association, F.A.

Additional information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2008 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2008 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2008 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2008 annual meeting of shareholders.

==============================================30======================================

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2008 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements of the Corporation appear on pages F-1 through F-30 of this report and are incorporated in Part II, Item 8:
Report of Independent Registered Public Accounting Firm-Crowe Chizek and Company LLC
Report of Independent Registered Public Accounting Firm-KPMG LLP
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the three years ended December 31, 2007
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2007
Consolidated Statements of Cash Flows for the three years ended December 31, 2007
Notes to Consolidated Financial Statements

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
Exhibit 2.1

Merger Agreement dated October 12, 2006 between Chemung Canal Trust Company and Partners Trust Financial Group, Inc. entered into as a Trust Company Agreement and Plan of Merger. Filed as Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on October 12, 2006 and incorporated herein by reference.

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.
3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988.
3.3

Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998. Filed as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant, as amended to November 21, 2007. Filed as Exhibit 3.1 to Registrant's Form 8-K filed with the SEC on November 21, 2007 incorporated by reference herein.
4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
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

10.5

Employment Contract Addendum dated as of November 30, 2006 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman and Chief Executive Officer. Filed as Exhibit 10.5 to Registrants' Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

===========================================31=========================================

10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
10.7	Employment Contract Addendum dated as of November 21, 2007 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman.
10.8	Change of Control Agreement dated August 23, 2007 Chemung Canal Trust Company and John R. Battersby, Jr., Executive Vice President, Treasurer & CFO.
10.9	Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President
10.10	Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President
10.11

Purchase Agreement dated November 30, 2007 between Chemung Canal Trust Company and Manufacturers and Traders Trust Company. Filed as Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on December 4, 2007 and incorporated herein by reference.

21	Subsidiaries of the Registrant.
23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

==============================================32=======================================

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages F-1 to F-30

33

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Chemung Financial Corporation

Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years ended December 31, 2007 and 2006. We also have audited Chemung Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemung Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the corporation's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaulating the design and operating effectiveness of internal controls based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey

March 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chemung Financial Corporation:

We have audited the accompanying consolidated statements of income, shareholders' equity and comprehensive income, and cash flows of Chemung Financial Corporation and subsidiaries (the "Company") for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chemung Financial Corporation and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York

March 3, 2006

CONSOLIDATED FINANCIAL STATEMENTS
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
ASSETS	2007	2006

Cash and due from financial institutions	$ 29,095,659	$ 26,343,804
Interest-bearing deposits in other financial institutions	282,676	246,470
Total cash and cash equivalents	29,378,335	26,590,274

Securities available for sale, at estimated fair value	165,321,115	184,829,551
Securities held to maturity, estimated fair value of $4,575,465 at December 31, 2007, and $6,876,509 at December 31, 2006	4,479,815	6,866,209
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,901,550	3,604,750
Loans, net of deferred origination fees and costs, and unearned income	539,522,490	477,663,879
Allowance for loan losses	(8,452,819)	(7,983,256)
Loans, net	531,069,671	469,680,623

Loans held for sale	39,400	-
Premises and equipment, net	23,220,106	21,722,094
Goodwill	1,516,666	1,516,666
Other intangible assets, net	5,629,776	961,156
Other assets	22,317,085	23,278,209
Total assets	$788,873,519	$739,049,532

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$145,491,880	$151,600,733
Interest-bearing	427,108,049	433,491,144
Total deposits	572,599,929	585,091,877
Securities sold under agreements to repurchase	31,212,292	35,023,948
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	62,400,000	7,900,000
Accrued interest payable	1,292,442	1,323,296
Dividends payable	879,682	848,989
Other liabilities	12,374,224	6,563,161
Total liabilities	700,758,569	656,751,271
Commitments and contingencies (note 15)

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 shares issued at December 31, 2007 and 2006	43,001	43,001
Additional paid-in capital	22,801,241	22,652,405
Retained earnings	81,029,531	77,183,407
Treasury stock, at cost (781,481 shares at December 31, 2007; 764,420 shares at December 31, 2006)	(20,138,214)	(19,496,106)
Accumulated other comprehensive income	4,379,391	1,915,554
Total shareholders' equity	88,114,950	82,298,261
Total liabilities and shareholders' equity	$788,873,519	$739,049,532

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2007	2006	2005

Interest and dividend income:
Loans, including fees	$36,019,386	30,311,710	25,188,575
Taxable securities	6,987,265	8,209,994	9,438,529
Tax exempt securities	794,630	977,913	1,004,524
Federal funds sold	58,350	108,403	306,809
Interest-bearing deposits	15,703	16,497	20,945
Total interest and dividend income	43,875,334	39,624,517	35,959,382

Interest expense:
Deposits	13,920,124	12,045,133	7,419,238
Borrowed funds	2,175,744	1,003,001	1,163,813
Securities sold under agreements to repurchase	1,843,131	2,030,413	2,638,918
Total interest expense	17,938,999	15,078,547	11,221,969

Net interest income	25,936,335	24,545,970	24,737,413

Provision for loan losses	1,255,000	125,000	1,300,000
Net interest income after provision for loan losses	24,681,335	24,420,970	23,437,413

Other operating income:
Trust & investment services income	6,345,041	4,900,833	5,094,625
Service charges on deposit accounts	4,706,049	4,399,611	3,834,057
Net gain on securities transactions	9,680	26,570	6,000
Net gain on sales of loans held for sale	97,595	103,425	106,771
Credit card merchant earnings	1,636,787	1,523,250	1,479,955
Gains on sales of other real estate	671,923	3,800	19,730
Other	3,161,439	3,354,605	2,472,645
Total other operating income	16,628,514	14,312,094	13,013,783

Other operating expenses:
Salaries and wages	12,609,190	10,823,084	10,326,758
Pension and other employee benefits	2,030,036	2,698,211	2,924,469
Net occupancy expenses	3,248,482	2,973,000	2,595,160
Furniture and equipment expenses	1,983,011	2,041,548	1,974,876
Amortization of intangible assets	633,363	397,719	397,719
Data processing expense	3,802,642	3,969,789	3,330,209
Other	6,213,630	6,619,868	5,766,376
Total other operating expenses	30,520,354	29,523,219	27,315,567
Income before income tax expense	10,789,495	9,209,845	9,135,629
Income tax expense	3,530,112	2,621,279	2,546,088
Net income	$ 7,259,383	6,588,566	6,589,541

Weighted average shares outstanding	3,594,998	3,642,370	3,688,837

Basic and diluted earnings per share	$2.02	$1.81	$1.79

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	$ 43,001	$22,657,816	$70,050,443	$(15,520,347)	$ 4,965,559	$82,196,472
Comprehensive Income:
Net income	-	-	6,589,541	-	-	6,589,541
Change in unrealized gain on securities AFS, net	-	-	-	-	(2,302,373)	(2,302,373)
Total comprehensive income						4,287,168
Restricted stock units for directors' deferred compensation plan	-	160,252	-	-	-	160,252
Directors' compensation stock grants	-	240,898	-	-	-	240,898
Distribution of 13,245 shares restricted stock units for directors' deferred compensation plan	-	(271,379)	-	323,752	-	52,373
Cash dividends declared ($.96 per share)	-	-	(3,471,081)	-	-	(3,471,081)
Purchase of 71,065 shares of treasury stock	-	-	-	(2,288,085)	-	(2,288,085)
Balances at December 31, 2005	$ 43,001	22,287,587	73,168,903	(17,484,680)	2,663,186	81,177,997
Impact from adopting SEC Staff Accounting Bulletin 108 (SAB 108)	-	-	847,962	-	-	847,962
Comprehensive Income:
Net income	-	-	6,588,566	-	-	6,588,566
Change in unrealized gain on securities AFS, net	-	-	-	-	262,925	262,925
Total comprehensive income						6,851,491
Adjustment to initially apply SFAS No. 158 net(note 11)	-	-	-	-	(1,010,557)	(1,010,557)
Restricted stock units for directors' deferred compensation plan	-	82,241	-	-	-	82,241
Distribution of 7,963 shares of treasury stock for directors' compensation plan	-	(198,597)	-	198,597	-	-
Distribution of 1,193 shares restricted stock units for directors' deferred compensation plan	-	(26,436)	-	29,897	-	3,461
Distribution of 1,000 shares of treasury stock for employee compensation	-	7,610	-	25,390	-	33,000
Cash dividends declared ($.96 per share)	-	-	(3,422,024)	-	-	(3,422,024)
Purchase of 73,496 shares of treasury stock	-	-	-	(2,265,310)	-	(2,265,310)
Balances at December 31, 2006	$ 43,001	22,652,405	77,183,407	(19,496,106)	1,915,554	82,298,261
Comprehensive Income:
Net income	-	-	7,259,383	-	-	7,259,383
Change in unrealized gain on securities AFS, net	-	-	-	-	1,986,127	1,986,127
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	477,710	477,710
Total comprehensive income						9,723,220
Restricted stock units for directors' deferred compensation plan	-	84,867	-	-	-	84,867
Distribution of 7,334 shares of treasury stock for directors' compensation plan	-	54,265	-	187,017	-	241,282
Distribution of 1,230 shares restricted stock units for directors' deferred compensation plan	-	(27,659)	-	31,476	-	3,817
Distribution of 1,000 shares of treasury stock for employee compensation	-	3,250	-	25,750	-	29,000
Cash dividends declared ($.97 per share)	-	-	(3,413,259)	-	-	(3,413,259)
Sale of 13,700 shares of treasury stock	-	34,113		352,911		387,024
Purchase of 40,325 shares of treasury stock	-	-	-	(1,239,262)	-	(1,239,262)
Balances at December 31, 2007	$ 43,001	$22,801,241	$81,029,531	$(20,138,214)	$ 4,379,391	$88,114,950

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31
	2007	2006	2005
Cash flows from operating activities:

Net income	$ 7,259,383	$ 6,588,566	$ 6,589,541
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	633,363	397,719	397,719
Deferred income tax expense	471,138	3,980,216	391,994
Provision for loan losses	1,255,000	125,000	1,300,000
Depreciation and amortization of fixed assets	2,618,987	2,604,689	2,414,031
Amortization of premiums on securities, net	45,370	111,340	221,635
Accretion of deferred gain on sale of credit cards	(86,188)	(103,425)	(103,425)
Gain on sales of loans held for sale, net	(11,407)	-	(3,346)
Proceeds from sales of loans held for sale	503,857	-	207,746
Loans originated and held for sale	(492,450)	-	(204,400)
Net gain on sale of other real estate owned	(649,065)	(3,800)	(6,307)
Net gain on securities transactions	(9,680)	(26,570)	(6,000)
(Increase) decrease in other assets	(783,637)	3,309,496	792,770
Increase (decrease) in accrued interest payable	(30,854)	263,403	(34,016)
Expense related to employee stock compensation	29,000	33,000	-
Expense related to restricted stock units for directors' deferred compensation plan	84,867	82,241	160,252
Directors' compensation stock grants	-	-	240,898
(Decrease) increase in other liabilities	4,916,415	(6,088,659)	2,693,505
Origination of student loans	(5,733,707)	(5,544,071)	(5,190,206)
Proceeds from sales of student loans	5,218,044	4,547,836	4,614,993

Net cash provided by operating activities	15,238,436	10,276,981	14,477,384

Cash flows from investing activities:

Proceeds from sales of securities available for sale	-	-	6,774
Proceeds from maturities of and principal collected on securities available for sale	32,791,379	48,495,448	63,289,208
Proceeds from maturities of and principal collected on securities held to maturity	4,122,044	5,442,336	11,499,851
Purchases of securities available for sale	(10,100,000)	-	(57,120,890)
Purchases of securities held to maturity	(1,735,650)	(3,722,326)	(7,702,497)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(25,179,300)	(17,168,050)	(7,157,750)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	22,882,500	18,919,650	7,745,800
Cash paid for purchase of trust business	(5,301,983)	-	-
Proceeds from sale of other real estate owned	2,421,026	29,842	187,998
Pension Contribution	-	(10,000,000)	(1,323,439)
Purchases of premises and equipment	(4,116,999)	(5,618,797)	(3,908,851)
Net increase in loans	(62,194,985)	(61,343,812)	(34,994,144)

Net cash used by investing activities	(46,411,968)	(24,965,709)	(29,477,940)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (con't)

Cash flows from financing activities:
Net (decrease)increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	(9,050,100)	16,261,222	4,066,336
Net (decrease) increase in time deposits and individual retirement accounts	(3,441,848)	43,893,577	1,311,144
Net (decrease) increase in securities sold under agreements to repurchase	(3,811,656)	(25,831,717)	(27,648,855)
Proceeds from Federal Home Loan Bank term advances	10,000,000	10,000,000	-
Proceeds from Federal Home Loan Bank overnight advances	62,400,000	7,900,000	20,800,000
Repayments of Federal Home Loan Bank overnight advances	(7,900,000)	(20,800,000)	-
Repayment of Federal Home Loan Bank term advances	(10,000,000)	(10,000,000)	(5,000,000)
Purchase of treasury stock	(1,239,262)	(2,265,310)	(2,288,085)
Sale of treasury stock	387,025	-	-
Cash dividends paid	(3,382,566)	(3,436,808)	(3,484,958)
Net cash provided (used) by financing activities	33,961,593	15,720,964	(12,244,418)

Net increase (decrease) in cash and cash equivalents	2,788,061	1,032,236	(27,244,974)

Cash and cash equivalents, beginning of year	26,590,274	25,558,038	52,803,012

Cash and cash equivalents, end of year	$29,378,335	$26,590,274	$25,558,038

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,969,853	$14,815,145	$11,255,985
Income taxes	$ 30,972	$ 1,842,295	$ 108,346

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 27,200	$ 1,545,418	$ 155,759

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005

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

Management, after considering current information and events regarding the borrower's ability to repay their obligations, classifies a loan as impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral, less the estimated costs to sell, if the loan is collateral dependent. Commercial and commercial real estate loans that are in non-accrual or troubled debt restructuring status, as well as accruing loans 90 days or more past due are considered to be impaired loans. Residential mortgage loans and consumer loans are evaluated collectively since they are homogeneous and generally carry smaller balances. In general, interest income on impaired loans is recorded on a cash basis when collection in full is reasonably expected. If full collection is uncertain, cash receipts are applied first to principal, then to interest income.

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

OTHER REAL ESTATE

Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at estimated fair value of the property less estimated costs to dispose at the time of acquisition. Write downs from the carrying value of the loan to estimated fair value which are required at the time of foreclosure are charged to the allowance for loan losses. Subsequent adjustments to the carrying values of such properties resulting from declines in fair value are charged to operations in the period in which the declines occur.

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

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method based on contractual rates applied to the balances of individual trust accounts. The market value of trust assets under administration totaled $1.899 billion at December 31, 2007 and $1.483 billion at December 31, 2006.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets carried on the Corporation's consolidated financial statements totaled $1.5 million and $5.6 million, respectively, at December 31, 2007.

In accordance with generally accepted accounting principles, the company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

The Corporation's other intangible assets resulted from the purchase of deposits from the Resolution Trust Company in 1994 and the purchase of the trust business of Partners Trust Bank in May of 2007, with balances of $563 thousand and $5.1 million, respectively, at December 31, 2007. Both are being amortized to expense over the expected useful life of 15 years. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.

Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2007.

BASIC EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Issuable shares including those related to directors' restricted stock units and directors stock compensation are considered outstanding and are included in the computation of basic earnings per share as they are earned. The Corporation has no other potentially dilutive stock compensation or stock award arrangements. Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.

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

SEGMENT REPORTING

The Corporation's operations are solely in the financial services industry and primarily include the provision of traditional banking and trust services. The Corporation operates primarily in the New York counties of Chemung, Herkimer, Steuben, Schuyler, Tioga, Tompkins and Broome, and the northern tier of Pennsylvania. The Corporation has identified separate operating segments and internal financial information is primarily reported and aggregated in two lines of business, banking and trust and investment advisory services.

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

In September 2006, FASB issued Statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008. The Corporation is evaluating the potential effect FAS 157 may have on the Corporation's financial statements at this time.

(2) RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was $750,000 at December 31, 2007.

(3) SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2007 and 2006 are as follows:
	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 81,752,335	$ 81,943,717	$ 81,735,482	$ 80,133,906
Mortgage-backed securities	57,005,556	56,284,754	71,427,061	69,205,540
Obligations of states and political subdivisions	13,371,458	13,482,956	17,021,991	17,083,861
Corporate bonds and notes	4,351,849	4,441,230	9,123,500	9,275,322
Corporate stocks	828,308	9,168,458	728,542	9,130,922
Total	$ 157,309,506	$ 165,321,115	$ 180,036,576	$ 184,829,551

Gross unrealized gains and losses on securities available for sale at December 31, 2007 and 2006, were as follows:
	2007		2006
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 247,667	$ 56,285	$ -	$ 1,601,576
Mortgage-backed securities	85,541	806,343	24,257	2,245,778
Obligations of states and political subdivisions	129,267	17,769	128,340	66,470
Corporate bonds and notes	230,816	141,435	258,465	106,643
Corporate stocks	8,340,150	-	8,402,380	-
Total	$ 9,033,441	$ 1,021,832	$ 8,813,442	$ 4,020,467

Gross realized gains on sales of securities available for sale were $9,680, $26,570, and $6,000 for the years ended December 31, 2007, 2006 and 2005, respectively. There were no realized losses on sales of securities available for sale for the years ended December 31, 2007, 2006 and 2005.

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2007, for debt securities available for sale are as follows:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 26,817,467	$ 26,877,387	$ 44,990,778	$ 45,098,491
Mortgage-backed securities	1,766,907	1,767,134	47,466,377	46,929,547
Obligations of states and political subdivisions	3,252,209	3,275,627	5,332,955	5,388,391
Corporate bonds and notes	1,851,849	2,082,665	-	-
Total	$ 33,688,432	$ 34,002,813	$ 97,790,110	$ 97,416,429
	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 9,944,091	$ 9,967,839	$ -	$ -
Mortgage-backed securities	7,530,117	7,345,079	242,155	242,994
Obligations of states and political subdivisions	4,786,293	4,818,938	-	-
Corporate bonds and notes	2,500,000	2,358,565	-	-
Total	$24,760,501	$24,490,421	$ 242,155	$ 242,994

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized cost and estimated fair value of securities held to maturity at December 31, 2007 and 2006 are as follows:
	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$ 4,479,815	$ 4,575,465	$ 6,866,209	$ 6,876,509
Total	$ 4,479,815	$ 4,575,465	$ 6,866,209	$ 6,876,509

Securities held to maturity had unrealized gains totaling $209,189 and $65,286 and unrealized losses totaling $113,539 and $54,986 at December 31, 2007 and 2006, respectively. There were no sales of securities held to maturity in 2007, 2006 or 2005.

The contractual maturity of securities held to maturity is as follows at December 31, 2007:
Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 870,842	$ 870,394	$ 1,819,890	$ 1,901,741
Total	$ 870,842	$ 870,394	$ 1,819,890	$ 1,901,741
Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 1,334,083	$ 1,272,383	$ 455,000	$ 530,947
Total	$ 1,334,083	$ 1,272,383	$ 455,000	$ 530,947

Temporarily impaired investments in securities available for sale and held to maturity that had been in a continuous unrealized loss position at December 31, 2007 and December 31, 2006 were as follows:
	Less than 12 months		12 months or longer		Total
2007	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S.Government and U.S. Government sponsored enterprises	$ 9,962,914	$ 30,239	$ 6,791,421	$ 26,046	$ 16,754,335	$ 56,285
Mortgage-backed securities	5,388,672	24,285	42,126,817	782,058	47,515,489	806,343
Obligations of states and political subdivisions	602,253	113,539	2,176,945	17,769	2,779,198	131,308
Corporate bonds and notes	-	-	2,358,565	141,435	2,358,565	141,435
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$ 15,953,839	$ 168,063	$ 53,453,748	$ 967,308	$ 69,407,587	$1,135,371

	Less than 12 months		12 months or longer		Total
2006	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S.Government and US Government sponsored enterprises	$ -	$ -	$ 80,133,906	$1,601,576	$80,133,906	$1,601,576
Mortgage-backed securities	5,699,312	9,930	61,370,391	2,235,848	67,069,703	2,245,778
Obligations of states and political subdivisions	5,061,655	15,984	5,215,010	105,473	10,276,665	121,457
Corporate bonds and notes	4,896,963	103,038	1,246,341	3,605	6,143,304	106,643
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$ 15,657,930	$ 128,952	$147,965,648	$3,946,502	$163,623,578	$4,075,454

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation expects to receive full value for the securities. Furthermore, as of December 31, 2007, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. Approximately 92.6% of the securities above in an unrealized loss position at December 31, 2007 are obligations of U.S. Government-sponsored enterprises and mortgage-backed securities issued by U.S. Government-sponsored enterprises. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. At December 31, 2007, the Corporation holds two U.S. Government-sponsored enterprises, seventeen mortgage-backed securities issued by U.S. Government-sponsored enterprises, one corporate bond and eight municipal obligations with unrealized losses greater than 12 months. These temporary impairments are due to their direct relationship to the movement in market interest rates, rather than to credit quality issues. Overall, the impairments are deemed temporary based on the direct relationship of the declines in fair value to movements in the interest rates, as well as the relatively short duration of the investments and their credit quality.

Accordingly, as of December 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statements.

Interest and dividend income on securities for the years ended December 31, 2007, 2006 and 2005 was as follows:
	2007	2006	2005
Taxable:
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 3,509,949	$ 3,714,249	$ 4,711,055
Mortgage-backed securities	2,648,457	3,327,024	3,556,211
Corporate bonds and notes	354,329	755,114	747,208
Corporate stocks	474,530	413,607	424,055
Exempt from Federal taxation:
Obligations of states and political subdivisions	794,630	977,913	1,004,524
Total	$ 7,781,895	$ 9,187,907	$10,443,053

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $135,425,736 at December 31, 2007 and $146,018,769 at December 31, 2006. This includes mortgage-backed securities totaling $15,230,787 and $22,223,385 (fair value of $15,050,527 and $21,637,656), and obligations of U.S. Government sponsored enterprises totaling $32,834,062 and $28,832,460 (fair value of $32,936,536 and $28,348,424), pledged to secure securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively.

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2007 or 2006.

The Corporation has equity investments in Southern Tier Business Development, LLC and Cephas Capital Partners, L.P. These small business investment companies were established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2007 and 2006, these investments totaled $2,507,209 and $2,707,255, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:
December 31,	2007	2006
Residential mortgages	$159,626,837	$133,588,409
Commercial mortgages	70,631,809	54,666,318
Commercial, financial and agricultural	131,071,275	138,342,437
Indirect consumer loans	90,737,964	66,443,422
Consumer loans	87,454,605	84,623,293
	$539,522,490	$477,663,879

Residential mortgages held for sale as of December 31, 2007 were $39,400. There were no residential mortgages held for sale as of December 31, 2006.

Included in consumer loans are student loans that have yet to enter repayment status totaling $6,428,484 at December 31, 2007 and $5,912,821 at December 31, 2006, respectively. Once these loans enter repayment status they are considered held for sale and are sold to a third party. These loans are adjustable rate and their unpaid principal balance approximates their fair value.

Residential mortgages totaling $102,924,019 at December 31, 2007, and $78,352,021 at December 31, 2006, were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

The Corporation's market area encompasses the New York State counties of Broome, Chemung, Herkimer, Schuyler, Steuben, Tioga, and Tompkins, as well as the northern tier of Pennsylvania. Substantially all of the Corporation's outstanding loans are with borrowers living or doing business within 25 miles of the Corporation's branches in these counties. The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans, generally follow the loan classifications in the table above. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The following table summarizes the Corporation's non-performing loans at December 31, 2007 and 2006:
	2007	2006
Non-accrual loans	$ 2,224,622	$ 2,859,922
Troubled debt restructurings	830,258	329,401
Loans 90 days or more past due and still accruing interest	517,967	420,515
Total non-performing loans	$ 3,572,847	$ 3,609,838

The total amount of interest income that would have been recorded if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, in 2007, 2006 and 2005 was $234,716, $358,703 and $768,045, respectively. Interest income was recognized in 2007, 2006 and 2005 on those loans in the amount of $58,818, $29,273, and $26,239, respectively. The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:
	2007	2006	2005
Balances at January 1	$ 7,983,256	$ 9,777,643	$ 9,983,279
Provision charged to operations	1,255,000	125,000	1,300,000
Loans charged-off	(1,288,267)	(2,144,629)	(1,776,036)
Recoveries	502,830	225,242	270,400
Balances at December 31	$ 8.452.819	$ 7,983,256	$ 9,777,643

At December 31, 2007 and 2006, the recorded investment in loans that are considered to be impaired totaled $2,634,969 and $2,751,400, respectively. Included in the 2007 amount are impaired loans of $789,791 for which an impairment allowance has been recognized. The related impairment allowance was $340,807. The 2006 amount includes $317,521 of impaired loans with a related impairment allowance of $224,521. The average recorded investment in impaired loans during 2007, 2006 and 2005 was $2,487,040, $5,556,480 and $9,024,337, respectively. During 2007, interest income recognized on impaired loans during the period the loans were impaired totaled $44,094, none of which was recognized on a cash-basis. During 2006, interest income recognized on impaired loans during the period the loans were impaired totaled $26,340, of which $3,200 was recognized on a cash-basis. During 2005, interest income recognized on impaired loans during the period the loans were impaired totaled $12,230, of which $3,739 was recognized on a cash-basis.

(5) PREMISES & EQUIPMENT

Premises and equipment at December 31, 2007 and 2006 are as follows:
	2007	2006
Land	$ 3,371,408	$ 3,371,408
Buildings	27,776,601	25,161,970
Equipment and furniture	25,872,219	24,842,007
Leasehold improvements	709,997	646,081
	$57,730,225	$54,021,466
Less accumulated depreciation and amortization	34,510,119	32,299,372
	$23,220,106	$21,722,094

Depreciation expense was $2,618,987, $2,604,689 and $2,414,031 for 2007, 2006 and 2005, respectively.

(6) INTANGIBLE ASSETS

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At December 31, 2007	At December 31, 2006
Original core deposit intangible	$ 5,965,794	$ 5,965,794
Less: Accumulated amortization	5,402,357	5,004,638
Carrying amount	$ 563,437	$ 961,156

Amortization expense for the twelve months ended December 31, 2007 and 2006 related to the CDI was $397,719. As of December 31, 2007, the remaining amortization period for the Corporation's CDI was approximately 1.42 years. The estimated amortization expense is $397,719 for the year ending December 31, 2008, with $165,718 in amortization expense in 2009.

The following table presents information relative to the Corporation's purchase of the trust business of Partners Trust Financial Group, Inc. on May 3, 2007. At that time, the Corporation acquired $351 million of trust assets under administration at fair value:

At December 31, 2007
Original customer relationship intangible	$ 5,301,983
Less: Accumulated amortization	235,644
Carrying amount	$ 5,066,339

Amortization expense as of December 31, 2007 related to the customer relationship intangible was $235,644. As of December 31, 2007, the remaining amortization period was approximately 14.33 years. The estimated amortization expense is $353,466 for the years ending December 31, 2008 through December 31, 2021, with $117,815 in amortization expense in 2022.

(7) DEPOSITS

A summary of deposits at December 31, 2007 and 2006 is as follows:
	2007	2006
Non-interest-bearing demand deposits	$145,491,880	$151,600,733
Interest-bearing demand deposits	35,032,109	36,392,594
Insured money market accounts	64,745,005	64,249,395
Savings deposits	100,160,233	102,236,605
Time deposits	227,170,702	230,612,550
	$572,599,929	$585,091,877

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $63,851,391 and $73,079,757 at December 31, 2007 and 2006, respectively. Interest expense on such certificates was $4,109,885, $3,421,388 and $1,412,071 for 2007, 2006 and 2005, respectively.

Scheduled maturities of time deposits at December 31, 2007, are summarized as follows:
2008	$165,443,003
2009	37,609,516
2010	11,612,239
2011	6,020,597
2012	6,320,092
2013 and thereafter	165,255
$227,170,702

(8) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:
	2007	2006	2005
Securities sold under agreements to repurchase:
Balance at December 31	$31,212,292	$35,023,948	$60,855,665
Maximum month-end balance	$40,312,166	$51,979,980	$72,697,469
Average balance during year	$36,032,437	$40,342,384	$69,068,495
Weighted-average rate at December 31	4.43%	5.18%	4.05%
Average rate paid during year	5.12%	5.03%	3.82%

Information concerning outstanding securities repurchase agreements as of December 31, 2007 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted- Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$ 8,712,292	$ -	2.44%	$19,321,946
After 90 days but with one year	10,000,000	62,172	5.89%	11,414,864
After one year but within five years	2,500,000	4,192	5.03%	3,429,420
After five years but within ten years	10,000,000	15,133	4.54%	10,126,180
Total	$31,212,292	$ 81,497	4.43%	$44,292.410

  The weighted-average remaining term to final maturity was approximately 3.3 years at December 31, 2007. At December 31, 2007, $22.5 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2007 on the callable securities repurchase agreements was 5.19%, with a weighted-average remaining period of approximately 5 months to the call date. At December 31, 2007, $8.7 million of the securities repurchase agreements did not contain call provisions. The weighted-average rate at December 31, 2007 on the non-callable securities repurchase agreements was 2.44%, with a weighted-average term to maturity of approximately 2 days.

  Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $317 thousand at December 31, 2007.

(9) FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2007 and 2006:

2007
Amount	Weighted-Average Rate	Maturity	Call Date
$ 62,400,000	4.11%	January 2, 2008	-
10,000.000	4.77%	July 27, 2012	July 27, 2009
10,000,000	4.60%	December 22, 2016	December 22, 2011
$ 82,400,000	4.25%
2006
Amount	Weighted-Average Rate	Maturity	Call Date
$ 7,900,000	5.390%	January 2, 2007	-
10,000,000	3.720%	September 13, 2007	-
10,000,000	4.603%	December 22, 2016	December 22, 2011
$ 27,900,000	4.509%

Residential mortgages totaling $102,924,019 and $78,352,021, at December 31, 2007 and 2006, respectively, were pledged under a blanket collateral agreement for the Corporation's advances with the FHLB.

(10) INCOME TAXES

For the years ended December 31, 2007, 2006 and 2005, income tax expense attributable to income from operations consisted of the following:
Current:	2007	2006	2005
State	$ (6,698)	$ 2,287	$ 124,790
Federal	3,065,672	(1,361,224)	2,029,304
	3 058,974	(1,358,937)	2,154,094
Deferred expense	471,138	3,980,216	391,994
	$ 3,530,112	$ 2,621,279	$ 2,546,088

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:
	2007	2006	2005
Tax computed at statutory rate	$ 3,668,428	$ 3,131,347	$ 3,106,114
Tax-exempt interest	(423,251)	(499,907)	(575,228)
Dividend exclusion	(43,773)	(50,241)	(42,810)
State taxes, net of Federal impact	353,888	53,719	150,456
Nondeductible interest expense	45,605	48,230	42,742
Other items, net	(70,785)	(61,869)	(135,186)
Actual income tax expense	$ 3,530,112	$ 2,621,279	$ 2,546,088

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are presented below:
	2007	2006
Deferred tax assets:
Allowance for loan losses	$ 3,270,058	$ 3,109,478
Accrual for employee benefit plans	1,045,961	1,078,066
Depreciation	601,141	404,315
Deferred compensation and directors' fees	809,775	767,734
Tax attribute carryforwards	259,414	637,895
Accounting for defined benefit pension and other benefit plans	343,324	644,736
Other	302,895	512,402
Total gross deferred tax assets	$ 6,632,568	$ 7,154,626
Deferred tax liabilities:
Deferred loan fees and costs	$ 929,945	696,381
Prepaid pension	4,850,463	4,769,779
Net unrealized gains on securities available for sale	3,099,371	1,866,863
Accrued trust fees	255,219	-
Other	219,083	197,765
Total gross deferred tax liabilities	9,354,081	7,530,788
Net deferred tax (liability) asset	$(2,721,513)	$ (376,162)

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

The Corporation has a capital loss carryover of $111 thousand, which expires in 2011. The Corporation also has a New York State net operating loss carryforward of $3.8 million, which expires in 2026, a New York State charitable contribution carryforward of $233 thousand, which expires in 2011, and a $41 thousand New York State tax credit carryforward that is not subject to expiration.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2007 and 2006:
Change in projected benefit obligation:	2007	2006
Benefit obligation at beginning of year	$21,884,089	$21,350,128
Service cost	646,922	597,449
Interest cost	1,309,689	1,227,107
Amendments	-	80,518
Actuarial (gain) loss	483,095	(330,514)
Benefits paid	(1,068,897)	(1,040,599)
Benefit obligation at end of year	$23,254,898	$21,884,089
Change in plan assets:
Fair value of plan assets at beginning of year	$31,815,033	$20,848,669
Actual return on plan assets	3,597,574	2,006,963
Employer contributions	-	10,000,000
Benefits paid	(1,068,897)	(1,040,599)
Fair value of plan assets at end of year	$34,343,710	$31,815,033

Funded status	$11,088,812	$ 9,930,944

Amount recognized in accumulated other comprehensive income at December 31, 2007 and 2006 consist of the following:
	2007	2006
Net actuarial loss	$ 1,931,169	$ 2,543,547
Prior service cost	302,774	391,446
Unrecognized net initial obligation	798	70,686
Total before tax effects	$ 2,234,741	$ 3,005,679

The accumulated benefit obligation at December 31, 2007 and 2006 was $19,719,789 and $18,641,503, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2007, 2006 and 2005 were as follows:
	2007	2006	2005
Discount rate	6.00%	6.00%	5.75%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost in 2007, 2006 and 2005 consist of the following:
Net periodic benefit cost	2007	2006	2005
Service cost, benefits earned during the year	$ 646,922	$ 597,449	$ 529,372
Interest cost on projected benefit obligation	1,309,689	1,227,107	1,165,480
Expected return on plan assets	(2,502,101)	(1,726,063)	(1,574,697)
Recognized prior service cost	88,672	88,672	81,352
Recognized actuarial loss	-	138,640	-
Recognized net initial obligation	69,888	69,888	69,888
Net periodic (benefit) cost	$ (386,930)	$ 395,693	$ 271,395
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	(612,378)
Recognized prior service cost	(88,672)
Recognized net initial obligation	(69,888)
Total recognized in other comprehensive income (before tax effect	$ (770,938)
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$(1,157,868)

During 2007, the plan's total unrecognized net loss decreased by $612 thousand. The variance between the actual and expected return on plan assts during 2007 decreased the total unrecognized net loss by $1.1 million. Because the total unrecognized net gain or loss is less than the greater of 10% of the projected benefit obligation or 10% of the plan assets, no amortization is anticipated in 2008. Actual results for 2008 will depend on the 2008 actuarial valuation of the plan.
Amounts expected to be recognized in net periodic cost during 2008
Prior service cost recognition	$ 88,672
Net initial obligation recognition	$ 798

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 were as follows:
	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant. Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below.

The Corporation's pension plan weighted-average asset allocation at December 31, 2007 and 2006, and the target allocation for 2007 by asset category are as follows:
Asset Category	Target Allocation 2008	Percentage of Plan Assets at December 31,		Weighted-Average Expected Long-Term Rate of Return
		2007	2006
Equity securities	40% - 75%	74%	46%	10.0%
Debt securities	20% - 50%	16%	19%	6.0%
Cash	0% - 20%	10%	35%	4.0%
Total		100%	100%	8.2%

The plan's investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan's assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Corporation may make changes at any time. Late in 2006, a tax deductible contribution of $10,000,000 was made to the plan. Management's decision to make this contribution was based upon the favorable tax treatment of this contribution as well as the expectation that future plan earnings associated with this investment will significantly reduce future pension expense.

As of December 31, 2007 and 2006, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2008	$ 1,145,000
2009	$ 1,150,000
2010	$ 1,160,000
2011	$ 1,230,000
2012	$ 1,320,000
2013-2017	$ 7,755,000

The Pension Plan was amended effective January 1, 2006 to slightly improve early retirement factors at ages 55 through 59 and change the definition of actuarial equivalence.

The Corporation does not expect to contribute to the plan during 2008. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service. The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation. Expense under the plan totaled $255,468, $223,041, and $204,325 for the years ended December 31, 2007, 2006 and 2005, respectively. The plan's assets at December 31, 2007 and 2006, include 168,016 and 162,999 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2007 and 2006:
Changes in accumulated postretirement benefit obligation:	2007	2006
Accumulated postretirement benefit obligation at beginning of year	$ 1,284,101	$ 4,035,575
Service cost	27,000	43,000
Interest cost	71,000	148,000
Participant contributions	60,698	96,955
Amendments	-	(2,308,000)
Actuarial gain	(112,193)	(387,627)
Benefits paid	(139,027)	(343,802)
Retiree drug subsidy received	23,614	-
Accumulated postretirement benefit obligation at end of year	$ 1,215,193	$ 1,284,101
Change in plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contribution	54,715	246,847
Plan participants' contributions	60,698	96,955
Benefits paid	(139,027)	(343,802)
Retiree drug subsidy received	23,614	-
Fair value of plan assets at end of year	$ -	$ -

Funded status	$(1,215,193)	$(1,284,101)

Amount recognized in accumulated other comprehensive income at December 31, 2007 and 2006 consist of the following:
	2007	2006
Net actuarial loss	$ (286,874)	$ (181,681)
Prior service benefit	(1,210,000)	(1,307,000)
Total before tax effects	$(1,496,874)	$(1,488,681)

Weighted-average assumption for disclosure as of December 31,:	2007	2006	2005
Discount rate	6.00%	6.00%	5.75%
Health care cost trend: Initial	9.00%	9.00%	9.50%
Health care cost trend: Ultimate	4.50%	4.50%	4.50%
Year ultimate reached	2016	2016	2016

The components of net periodic postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:
	2007	2006	2005
Service cost	$ 27,000	$ 43,000	$ 63,000
Interest cost	71,000	148,000	227,000
Recognized prior service (benefit) cost	(97,000)	8,000	113,000
Recognized actuarial gain	(7,000)	(5,000)	-
Net periodic postretirement (benefit) cost	$ (6,000)	$ 194,000	$ 403,000
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	(112,193)
Recognized acutuarial gain	7,000
Prior service benefit	-
Recognized prior service benefit (cost)	97,000
Total recognized in other comprehensive income (before tax effect	$ (8,193)
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$ (14,193)
Amounts expected to be recognized in net periodic cost during 2008:
Gain recognition	$ (12,000)
Prior service cost recognition	$ (97,000)

Effect of a 1% increase in health care trend rate on:	2007	2006	2005
Benefit obligation	$ 26,000	$ 33,000	$ 8,000
Total service and interest cost	2,000	$ 2,000	$ (1,000)

Effect of a 1% decrease in health care trend rate on:
Benefit obligation	$ (33,000)	$ (37,000)	$ (20,000)
Total service and interest cost	$ (2,000)	$ (2,000)	$ -

Weighted-average assumptions for net periodic cost as of December 31,:	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Health care cost trend: Initial	9.00%	9.50%	7.75%
Health care cost tread: Ultimate	4.50%	4.50%	4.75%
Year ultimate reached	2016	2016	2009

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten:

Calendar Year
2008	$104,000
2009	$109,000
2010	$121,000
2011	$126,000
2012	$119,000
2013-2017	$553,000

The Corporation's policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2008 is $104,000.

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2007 and 2006.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.
Change in benefit obligation:	2007	2006
Benefit obligation at beginning of year	$ 824,054	$ 807,011
Service cost	15,981	-
Interest cost	48,815	45,802
Actuarial loss (gain)	47,547	(7,839)
Benefits paid	(20,920)	(20,920)
Projected benefit obligation at end of year	$ 915,477	$ 824,054
Changes in plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions prior to measurement date	20,920	20,920
Benefits paid	(20,920)	(20,920)
Fair value of plan assets at end of year	$ -	$ -
Unfunded status	$(915,477)	$(824,054)

Amounts recognized in accumulated other comprehensive income at December 31, 2007 and 2006 consist of the following:
	2007	2006
Net actuarial loss	$ 129,952	$ 131,881
Prior service cost	4	1,452
Total before tax effects	$ 129,956	$ 133,333

Accumulated benefit obligation at December 31, 2007 and 2006 was $909,272 and $780,917, respectively.
Weighted-average assumption for disclosure as of December 31,:	2007	2006	2005
Discount rate	6.00%	6.00%	5.75%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:
Net periodic benefit cost	2007	2006	2005
Service cost	$ 15,981	$ -	$ 1,834
Interest cost	48,815	45,802	44,131
Recognized prior service cost	1,448	1,448	1,448
Recognized actuarial loss	49,476	59,018	44,073
Net periodic postretirement benefit cost	$ 115,720	$ 106,268	$ 91,486
Other changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial loss	$ 47,547
Recognized actuarial (loss)	(49,476)
Recognized prior service cost	(1,448)
Total recognized in other comprehensive income (befor tax effect)	$ (3,377)
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$ 112,343

Amounts expected to be recognized in net periodic cost during 2008:
Loss recognition	$4,000
Prior service cost recognition	$ 4

Weighted-average assumptions for net periodic cost as of December 31,:
	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:

Calendar Year	Future Estimated Benefit Payments
2008	$ 71,000
2009	$ 88,000
2010	$ 88,000
2011	$ 88,000
2012	$ 88,000
2013-2017	$440,000

The Corporation expects to contribute $71,000 to the plan during 2008. Corporation contributions are equal to the benefit payments to plan participants.

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

An expense of $224 thousand related to this compensation was recognized during the year of 2007. During January 2008, 8,227 shares were re-issued from treasury to fund the stock component of directors' compensation.

(13) RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with, the Corporation in the ordinary course of business. These loans and commitments are summarized as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Balance at beginning of year	$ 11,171,446	$ 18,938,044
New loans or additional advances	8,695,647	25,711,176
Repayments	(10,284,738)	(33,477,774)
Balance at end of year	$ 9,582,355	$ 11,171,446

Deposits from principal officers, directors, and their affiliates at year-end 2007 were $16,809,206.

(14) EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:
	2007	2006	2005
Data processing and software	$3,802,642	$3,969,789	$3,330,209
Marketing and advertising	962,538	1,036,016	950,105
Professional services	585,654	694,364	675,554
Loan administration and OREO expense	663,118	1,134,462	502,597

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:
	2007		2006
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$ 9,368,446	$ 1,251,823	$15,911,970	$ 10,482,344
Unused lines of credit	$ 1,395,190	$122,925,710	$ 1,079,857	$114,668,042
Standby letters of credit	$ -	$ 11,487,214	$ -	$ 11,320,350

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $11.487 million at December 31, 2007 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2007 was not significant.

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

(16) SHAREHOLDERS' EQUITY

The Bank is subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2007, approximately $5.9 million was available for the declaration of dividends from the Bank to the Corporation.

(17) PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):
BALANCE SHEETS - DECEMBER 31	2007	2006
Assets:
Cash on deposit with subsidiary bank	$ 624,313	$ 484,190
Investment in subsidiary-Chemung Canal Trust Company	84,446,122	78,662,718
Investment in subsidiary-CFS Group, Inc.	212,104	211,203
Dividends receivable from subsidiary bank	879,682	848,989
Securities available for sale, at estimated fair value	302,752	217,625
Other assets	2,565,426	2,919,812
Total assets	$ 89,030,399	$ 83,344,537
Liabilities and shareholders' equity:
Dividends payable	879,682	848,989
Other liabilities	35,767	197,287
Total liabilities	915,449	1,046,276
Shareholders' equity:
Total shareholders' equity	88,114,950	82,298,261
Total liabilities and shareholders' equity	$ 89,030,399	$ 83,344,537
STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2007	2006	2005
Dividends from subsidiary bank	$ 3,913,259	$ 5,172,024	$ 4,971,081
Interest and dividend income	28,092	25,523	13,042
Other income	204,428	487,661	236,432
Operating expenses	(179,899)	(137,224)	(136,654)
Income before impact of subsidiaries' earnings and distributions and income taxes	3,965,880	5,547,984	5,083,901
Equity in undistributed earnings of Chemung Canal Trust Company	3,253,187	1,141,876	1,455,348
Equity in undistributed (losses) earnings of CFS Group, Inc.	901	(23,537)	17,360
Income before income tax	7,219,968	6,666,323	6,556,609
Income tax (benefit) expense	(39,415)	77,757	(32,932)
Net Income	$ 7,259,383	$ 6,588,566	$ 6,589,541

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2007	2006	2005
Cash flows from operating activities:
Net Income	$ 7,259,383	$ 6,588,566	$ 6,589,541
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(3,253,187)	(1,141,876)	(1,455,348)
Equity in undistributed losses (earnings) of CFS Group, Inc.	(901)	23,537	(17,360)
(Increase) decrease in dividend receivable	(30,693)	14,784	13,877
Decrease (increase) in other assets	354,386	(287,488)	32,051
(Decrease) increase in other liabilities	32,071	282,847	(123,943)
Expense related to employee stock compensation	29,000	33,000	-
Expense related to restricted stock units for directors' deferred compensation plan	84,867	82,241	160,252
Directors' compensation stock grants	-	-	240,898
Net cash provided by operating activities	4,474,926	5,595,611	5,439,968
Cash flow from investing activities:
Purchase of securities available for sale	(100,000)	-	-
Net cash provided by investing activities	(100,000	-	-
Cash flow from financing activities:
Cash dividends paid	(3,382,566)	(3,436,808)	(3,484,958)
Purchase of treasury stock	(1,239,262)	(2,265,310)	(2,288,085)
Sale of treasury stock	387,025	-	-
Net cash used in financing activities	(4,234,803)	(5,702,118)	(5,773,043)
Increase (decrease) in cash and cash equivalents	140,123	(106,507)	(333,075)
Cash and cash equivalents at beginning of year	484,190	590,697	923,772
Cash and cash equivalents at end of year	$ 624,313	$ 484,190	$ 590,697

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis. The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2007 and 2006.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2007 and 2006 are as follows (dollars in thousands):
	2007		2006
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$ 29,096	$29,096	$ 26,344	26,344
Interest-bearing deposits in other financial institutions	283	283	246	246
Securities available for sale	165,321	165,321	184,830	184,830
Securities held to maturity	4,480	4,575	6,866	6,877
Federal Home Loan and Federal Reserve Bank stock	5,901	5,901	3,605	3,605
Net loans	531,070	537,549	469,681	466,557
Loans held for sale	39	39	-	-
Accrued interest receivable	3,452	3,452	3,312	3,312
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	345,429	345,429	354,479	354,479
Time deposits	227,171	227,849	230,613	230,778
Securities sold under agreements to repurchase	31,212	32,541	35,024	35,164
Federal Home Loan Bank overnight advances	62,400	62,400	7,900	7,900
Federal Home Loan Bank advances	20,000	22,127	20,000	20,104
Accrued interest payable	1,292	1,292	1,323	1,323
Dividends payable	880	880	849	849

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations). Management believes that, as of December 31, 2007 and 2006, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:
	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk Weighted Assets):
Consolidated	$87,269,125	15.78%	$44,254,012	8.00%	$55,317,515	10.00%
Bank	$83,578,333	15.19%	$44,023,112	8.00%	$55,028,890	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$76,582,379	13.84%	$22,127,006	4.00%	$33,190,509	6.00%
Bank	$72,964,924	13.26%	$22,011,556	4.00%	$33,017,334	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$76,582,379	10.14%	$22,658,049	3.00%	$37,763,416	5.00%
Bank	$72,964,924	9.70%	$22,569,927	3.00%	$37,616,545	5.00%
As of December 31, 2006
Total Capital(to Risk Weighted Assets):
Consolidated	$87,557,306	17.11%	$40,942,623	8.00%	$51,178,279	10.00%
Bank	$83,898,555	16.50%	$40,689,617	8.00%	$50,862,021	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$77,359,370	15.12%	$20,471,312	4.00%	$30,706,968	6.00%
Bank	$73,784,061	14.51%	$20,344,808	4.00%	$30,517,213	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$77,359,370	10.80%	$21,483,464	3.00%	$35,805,774	5.00%
Bank	$73,784,061	10.35%	$21,395,526	3.00%	$35,659,210	5.00%

(20) COMPREHENSIVE INCOME (LOSS)

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

Comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005 was $9,723,220, $6,851,491, and $4,287,168, respectively. The following summarizes the components of other comprehensive income (loss) and related tax effects:

Other Comprehensive Income (Loss)	2007	2006	2005
Change in unrealized holding gains (losses) on securities available for sale	$3,228,315	$ 457,240	$(3,765,290)
Reclassification adjustment net gains realized in net income	(9,680)	(26,570)	(6,000)
Net unrealized gains	3,218,635	430,671	(3,771,290)
Tax effect	(1,232,508)	(167,746)	1,468,917
Net of tax amount	$1,986,127	$ 262,925	$(2,302,373)
Change in funded status of defined benefit pension plan and other benefit plans	779,122	-	-
Tax effect	(301,412)	-	-
Net of tax amount	477,710	-	-
Total other comprehensive income (loss)	$ 2,463,837	$ 262,925	$(2,302,373)

(21) SEGMENT REPORTING

The Corporation manages its operations through two primary business segments: core banking and trust and investment advisory services. The core banking segment provides revenues by attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the Corporation's local markets and to invest in securities. The trust and investment advisory services segment provides revenues by providing trust and investment advisory services to clients.

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation's reportable segments and the reconciliation to the Corporation's consolidated results is shown in the following table. Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments. (dollars in thousands)
Year ended December 31, 2007	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$ 25,902	$ -	$ 34	$ 25,936
Provision for loan losses	1,255	-	-	1,255
Net interest income after provision for loan losses	24,647	-	34	24,681
Other operating income	9,857	6,345	426	16,628
Other operating expenses	24,319	5,795	406	30,520
Income before income tax expense	10,185	550	54	10,789
Income tax expense	3,356	213	(39)	3,530
Segment net income	$ 6,829	$ 337	$ 93	$ 7,259
Segment assets	$778,158	$ 7,819	$2,897	$ 788,874

Year ended December 31, 2006
Net interest income	$ 24,514	$ -	$ 32	$ 24,546
Provision for loan losses	125	-	-	125
Net interest income after provision for loan losses	24,389	-	32	24,421
Other operating income	8,737	4,901	674	14,312
Other operating expenses	24,812	4,342	369	29,523
Income before income tax expense	8,314	559	337	9,210
Income tax expense	2,341	218	62	2,621
Segment net income	$ 5,973	$ 341	$ 275	$ 6,589
Segment assets	$734,086	$ 908	$3,176	$ 738,170

Year ended December 31, 2005
Net interest income	$ 24,720	$ -	$ 17	$ 24,737
Provision for loan losses	1,300	-	-	1,300
Net interest income after provision for loan losses	23,420	-	17	23,437
Other operating income	7,453	5,095	466	13,014
Other operating expenses	22,449	4,525	342	27,316
Income before income tax expense	8,424	570	141	9,135
Income tax expense	2,346	221	(22)	2,545
Segment net income	$ 6,078	$ 349	$ 163	$ 6,590
Segment assets	$713,999	$ 1,147	$2,893	$ 718,039

(22) PENDING BRANCH ACQUISITION

On November 30, 2007, the Bank entered into a Purchase and Assumption Agreement ("Agreement") with Manufacturers and Traders Trust Company ("M&T") to purchase three branch offices located in Johnson City, Vestal and Owego, New York. Pursuant to the Agreement, the bank will assume the deposit liabilities and acquire loans and other assets associated with the three branch offices. There are presently approximately $70 million in deposits and $15 million in loans at these offices. The bank will pay a weighted deposit premium of 12.95%. The full text of the agreement is included as Exhibit No. 2.1 to Form 8-K which was filed by the Corporation on December 4, 2007. The transaction, which has received regulatory approval, is expected to close prior to the end of the first quarter of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 13, 2008	By /s/ Ronald M. Bentley
Ronald M. Bentley President and Chief Executive Officer

DATED: MARCH 13, 2008	By /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
Robert E. Agan	Director

/s/ David J. Dalrymple David J. Dalrymple	Director Chairman of the Board	March 13, 2008

/s/ Robert H. Dalrymple Robert H. Dalrymple	Director	March 13, 2008

/s/ Clover M. Drinkwater Clover M. Drinkwater	Director	March 13, 2008

William D. Eggers	Director

/s/ Stephen M. Lounsberry, III Stephen M. Lounsberry, III	Director	March 13, 2008

/s/ Thomas K. Meier Thomas K. Meier	Director	March 13, 2008

/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 13, 2008

/s/ John F. Potter John F. Potter	Director	March 13, 2008

Charles M. Streeter, Jr.	Director

/s/ Richard W. Swan Richard W. Swan	Director	March 13, 2008

/s/ Jan P. Updegraff Jan P. Updegraff	Director	March 13, 2008

/s/ Ronald M. Bentley Ronald M. Bentley	President and Chief Executive Officer	March 13, 2008

EXHIBIT INDEX
Exhibit 2.1

Merger Agreement dated October 12, 2006 between Chemung Canal Trust Company and Partners Trust Financial Group, Inc. entered into as a Trust Company Agreement and Plan of Merger. Filed as Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on October 12, 2006 and incorporated herein by reference.

3.1	Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.
3.2	Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988.
3.3

Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998. Filed as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant, as amended to November 21, 2007. Filed as Exhibit 3.1 to Registrant's Form 8-K filed with the SEC on November 21, 2007 incorporated by reference herein.
4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.1

Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO. Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

10.2

Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO. Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

10.3	Amended and Restated Deferred Directors' Fee Plan. Filed as Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
10.4

Employment Agreement, dated as of November 8, 2001 between Chemung Canal Trust Company and Jan P. Updegraff, President and Chief Executive Officer. Filed as Exhibit 10.4 to Registrants' Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.5

Employment Contract Addendum dated as of November 30, 2006 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman and Chief Executive Officer. Filed as Exhibit 10.5 to Registrants' Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
10.7	Employment Contract Addendum dated as of November 21, 2007 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman.
10.8	Change of Control Agreement dated August 23, 2007 Chemung Canal Trust Company and John R. Battersby, Jr., Executive Vice President Treasurer & CFO.
10.9	Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President
10.10	Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President
10.11

Purchase Agreement dated November 30, 2007 between Chemung Canal Trust Company and Manufacturers and Traders Trust Company. Filed as Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on December 4, 2007 and incorporated herein by reference.

21	Subsidiaries of the Registrant.
23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG, LLP Independent Registered Public Accounting Firm.
31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.
32.2	Certification of Treasurer and Chief Finance Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.