Form 10-Q
period 2008-03-31
CHEMUNG FINANCIAL CORP
filed 2008-05-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2008
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

YES: X NO:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 30, 2008 was 3,528,611.

====================================================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

========================================================================

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	MARCH 31, 2008	DECEMBER 31, 2007
	------------	------------
ASSETS
Cash and due from financial institutions	$ 32,069,632	$ 29,095,659
Interest-bearing deposits in other financial institutions	2,913,881	282,676
Federal funds sold	21,860,312	-
	------------	------------
Total cash and cash equivalents	56,843,825	29,378,335
	------------	------------

Securities available for sale, at estimated fair value	156,839,561	165,321,115
Securities held to maturity, estimated fair value of $5,154,174 at March 31, 2008 and $4,575,465 at December 31, 2007	4,737,315	4,479,815
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,095,250	5,901,550

Loans, net of deferred origination fees and costs, and unearned income	556,655,545	539,522,490
Allowance for loan losses	(8,442,136)	(8,452,819)
	------------	------------
Loans, net	548,213,409	531,069,671
	------------	------------

Loans held for sale	52,250	39,400
Premises and equipment, net	23,415,805	23,220,106
Goodwill	9,318,738	1,516,666
Other intangible assets, net	6,262,804	5,629,776
Other assets	22,616,183	22,317,085
	------------	------------

Total assets	$831,395,140	$788,873,519
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$153,674,752	$145,491,880
Interest-bearing	521,490,484	427,108,049
	------------	------------
Total deposits	675,165,236	572,599,929
	------------	------------

Securities sold under agreements to repurchase	31,173,055	31,212,292
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	-	62,400,000
Other short term borrowings	4,139,679	-
Accrued interest payable	1,382,010	1,292,442
Dividends payable	880,847	879,682
Other liabilities	8,909,166	12,374,224
	------------	------------
Total liabilities	741,649,993	700,758,569
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2008 and December 31, 2007	43,001	43,001
Additional-paid-in capital	22,840,083	22,801,241
Retained earnings	82,291,014	81,029,531
Treasury stock, at cost (776,746 shares at March 31, 2008; 781,481 shares at December 31, 2007)	(20,028,174)	(20,138,214)
Accumulated other comprehensive income	4,599,223	4,379,391
	------------	------------
Total shareholders' equity	89,745,147	88,114,950
	------------	------------

Total liabilities and shareholders' equity	$831,395,140	$788,873,519
	============	============

See accompanying notes to unaudited consolidated financial statements.

====================================1===================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended
	-------------------
	March 31,
	-----------
INTEREST AND DIVIDEND INCOME	2008	2007
	------	------
Loans, including fees	$ 9,203,883	$ 8,355,731
Taxable securities	1,658,755	1,777,872
Tax exempt securities	170,824	221,353
Federal funds sold	36,493	35,739
Interest-bearing deposits	3,499	3,533
	-----------	-----------
Total interest and dividend income	11,073,454	10,394,228
	-----------	-----------
INTEREST EXPENSE

Deposits	3,271,194	3,502,452
Borrowed funds	414,722	325,894
Securities sold under agreements to repurchase	352,562	446,776
	-----------	-----------
Total interest expense	4,038,478	4,275,122
	-----------	-----------

Net interest income	7,034,976	6,119,106
Provision for loan losses	200,000	125,000
	-----------	-----------
Net interest income after provision for loan losses	6,834,976	5,994,106
	-----------	-----------

Other operating income:
Trust & investment services income	1,782,458	1,188,773
Service charges on deposit accounts	1,137,148	978,974
Net gain on securities transactions	586,556	-
Net gain on sales of loans held for sale	17,197	-
Credit card merchant earnings	371,892	380,441
Gains on sales of other real estate	-	463,803
Other	832,124	791,081
	-----------	-----------
Total other operating income	4,727,375	3,803,072
	-----------	-----------

Other operating expenses:
Salaries and wages	3,180,652	2,957,728
Pension and other employee benefits	563,119	510,881
Net occupancy expenses	1,041,074	809,654
Furniture and equipment expenses	494,256	513,076
Data processing expense	1,033,172	895,371
Amortization of intangible assets	425,638	99,430
Other	1,618,427	1,589,948
	-----------	-----------
Total other operating expenses	8,356,338	7,376,088
	-----------	-----------
Income before income tax expense	3,206,013	2,421,090
Income tax expense	1,063,683	720,899
	-----------	-----------
Net income	$ 2,142,330	$ 1,700,191
	===========	===========

Weighted average shares outstanding	3,596,680	3,608,238
	===========	===========

Basic and diluted earnings per share	$0.60	$0.47
	===========	===========

See accompanying notes to unaudited consolidated financial statements.

=========================================2===============================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	--------	----------	-----------	--------------	-------------	------
Balances at December 31, 2006	$ 43,001	$22,652,405	$77,183,407	$(19,496,106)	$ 1,915,554	$82,298,261
Comprehensive Income:
Net income	-	-	1,700,191	-	-	1,700,191
Change in unrealized gain on securities AFS, net	-	-	-	-	126,484	126,484
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	17,354	17,354
						-----------
Total comprehensive income						1,844,029

Restricted stock units for directors' deferred compensation plan	-	20,488	-	-	-	20,488
Cash dividends declared ($.24 per share)	-	-	(848,152)	-	-	(848,152)
Distribution of 7,334 shares of treasury stock for directors' compensation	-	54,265	-	187,017	-	241,282
Purchase of 9,683 shares of treasury stock	-	-	-	(310,969)	-	(310,969)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at March 31, 2007	$ 43,001	$22,727,158	$78,035,446	$(19,620,058))	$ 2,059,392	$83,244,939
	=========	===========	===========	==============	===========	===========

Balances at December 31, 2007	$ 43,001	$22,801,241	$81,029,531	$(20,138,214)	$ 4,379,391	$88,114,950
Comprehensive Income:
Net income	-	-	2,142,330	-	-	2,142,330
Change in unrealized gain on securities AFS, net	-	-	-	-	218,046	218,046
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	1,786	1,786
						-----------
Total comprehensive income						2,362,162

Restricted stock units for directors' deferred compensation plan	-	25,704	-	-	-	25,704
Cash dividends declared ($.25 per share)	-	-	(880,847)	-	-	(880,847)
Distribution of 8,227 shares of treasury stock for directors' compensation	-	12,180	-	212,011	-	224,191
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Purchase of 4,813 shares of treasury stock	-	-	-	(136,013)	-	(136,013)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at March 31, 2008	$ 43,001	$22,840,083	$82,291,014	$(20,028,174))	$ 4,599,223	$89,745,147
	=========	===========	===========	==============	===========	===========

See accompanying notes to unaudited consolidated financial statements.

============================================================3==========================================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
	-----	-----
Net income	$ 2,142,330	$ 1,700,191
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	425,638	99,430
Provision for loan losses	200,000	125,000
Depreciation and amortization of fixed assets	646,397	671,827
Amortization of premiums on securities, net	1,661	12,216
Accretion of deferred gain on sale of credit cards	-	(25,856)
Gains on sales of loans held for sale, net	(17,197)	-
Proceeds from sales of loans held for sale	690,197	-
Loans originated and held for sale	(685,850)	-
Net gain on sale of other real estate owned	-	(463,803)
Net gain on securities transactions	(586,556)	-
(Increase) decrease in other assets	(198,228)	460,865
Increase (decrease) in accrued interest payable	89,568	(36,928)
Expense related to restricted stock units for directors' deferred compensation plan	25,705	20,488
Expense related to employee stock compensation	35,000	-
Decrease in other liabilities	(3,572,658)	(724,922)
Origination of student loans	(3,221,565)	(2,812,624)
Proceeds from sales of student loans	1,098,692	804,665
	-----------	-----------
Net cash used by operating activities	(2,926,866)	(169,451)
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of and principal collected on securities available for sale	36,601,222	7,166,551
Proceeds from maturities of and principal collected on securities held to maturity	441,389	300,548
Purchases of securities available for sale	(27,179,151)	-
Purchases of securities held to maturity	(698,889)	(310,371)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(4,407,200)	(4,222,100)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	7,213,500	4,576,500
Purchases of premises and equipment	(581,684)	(461,783)
Net cash received in branch acquisition	43,611,962	-
Proceeds from sale of other real estate owned	-	1,470,000
Net increase in loans	(2,901,500)	(16,619,896)
	-----------	------------
Net cash provided (used) by investing activities	52,099,649	(8,100,551)
	-----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	14,436,217	(1,000,126)
Net increase in time deposits and individual retirement accounts	23,171,743	17,879,436
Net (decrease) increase in securities sold under agreements to repurchase	(39,237)	3,007,857
Proceeds from other borrowings	4,139,679	-
Repayments of Federal Home Loan Bank overnight advances	(62,400,000)	(7,900,000)
Purchase of treasury stock	(136,013)	(310,969)
Cash dividends paid	(879,682)	(848,989)
	-----------	-----------
Net cash (used) provided by financing activities	(21,707,293)	10,827,209
	-----------	-----------
Net increase in cash and cash equivalents	27,465,490	2,557,207
Cash and cash equivalents, beginning of period	29,378,335	26,590,274
	-----------	-----------
Cash and cash equivalents, end of period	$56,843,825	$29,147,481
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 3,948,910	$ 4,312,050
	===========	===========
Income Taxes	$ 3,300,850	$ 30,972
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 117,320	$ 27,200
	===========	===========

See accompanying notes to unaudited consolidated financial statements.

=======================================4======================================

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

The data in the consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements in the Corporation's 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2008. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2007 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2008 and December 31, 2007, and results of operations for the three-month periods ended March 31, 2008 and 2007, and changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2008 and 2007. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,596,680 and 3,608,238 weighted average shares outstanding for the three-month periods ended March 31, 2008 and 2007, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the three-month periods ended March 31, 2008 or 2007.

3. Recently Adopted Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard, therefore there was no impact upon adoption.

=====================================5========================================

4. Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurement at March 31, 2008 Using
------------------------------------------
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	---------------	--------------------	--------------------
Available for sale securities	$156,839,561	$ 12,549,863	$144,289,698
	=============	==============	==================

5. Business Combination

On March 14, 2008, the Bank completed the acquisition of three branches from Manufacturers and Traders Trust Company ("M&T") in the New York counties of Broome and Tioga. This acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"). This acquisition represented an expansion of our presence in both Broome and Tioga counties, an opportunity to add to our client base, and provided an additional funding source to support future growth. In this transaction, the Bank acquired approximately $64.6 million of deposits and $12.6 million in loans. The results of operation of the acquired branches are included in the Corporation's consolidated financial statements from the date of acquisition. The identified intangible asset from this acquisition is a core deposit intangible of $1.1 million which is being amortized over 7.25 years. Goodwill resulting from the acquisition was $7.8 million.

6. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:
	At March 31, 2008	At December 31, 2007
	-------------------	---------------------
Original core deposit intangible	$ 5,965,794	$ 5,965,794
Less: Accumulated amortization	5,501,787	5,402,357
	-----------	-----------
Carrying amount	$ 464,007	$ 563,437
	============	============

========================================6=================================

Amortization expense for the three months ended March 31, 2008 and 2007 related to the CDI was $99,430. As of March 31, 2008, the remaining amortization period for the Corporation's CDI was approximately 1.17 years. The estimated amortization expense is $397,719 for the year ending December 31, 2008, with $165,718 in amortization expense in 2009.

The following table presents information relative to the Corporation's CDI related to the acquisition of three former M&T Bank branch offices on March 14, 2008. The Corporation acquired approximately $64.6 million of deposits and $12.6 million in loans:
At March 31, 2008
-------------------
Original core deposit intangible	$ 1,058,667
Less: Accumulated amortization	12,169
------------
Carrying amount	$ 1,046,498
============

Amortization expense for the three months ended March 31, 2008 related to the CDI was $12,169. As of March 31, 2008, the remaining amortization period was approximately 7.17 years. The estimated amortization expense is $121,690 for the year ending December 31, 2008 and $146,023 for the years ending December 31, 2009 through December 31, 2014, with $60,839 in amortization expense in 2015.

The following table presents information relative to the Corporation's purchase of the trust business of Partners Trust Financial Group, Inc. on May 3, 2007. At that time, the Corporation acquired $351 million of trust assets under administration at fair value:
At March 31, 2008
-------------------
Original customer relationship intangible	$ 5,301,983
Less: Accumulated amortization	549,684
-----------
Carrying amount	$ 4,752,299
============

Amortization expense for the three months ended March 31, 2008 related to the customer relationship intangible was $314,039. As of March 31, 2008, the remaining amortization period was approximately 13.44 years. The estimated amortization expense is $579,139 for the year ending December 31, 2008 and $353,466 for the years December 31, 2009 through December 31, 2020, with $245,608 in amortization expense in 2021.

7. Comprehensive Income

Comprehensive income or loss of the Corporation represents net income plus other comprehensive income or loss, which consists of the net change in unrealized holding gains or losses on securities available for sale and the change in the funded status of the Corporation's defined benefit pension plan and other benefit plans, net of the related tax effect. Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

Comprehensive income for the three-month periods ended March 31, 2008 and 2007 was $2,362,162 and $1,844,029, respectively.

======================================7========================================

The following summarizes the components of other comprehensive income:
Other Comprehensive Income	Three Months Ended March 31,
	---------------------------
	2008	2007
	------	------
Change in unrealized holding gains on securities available for sale	$ 942,178	$ 207,182
Reclassification adjustment net gains realized in net income	(586,556)	-
	-----------	-----------
Net unrealized gains	355,622	207,182
Tax effect	(137,576)	(80,698)
	-----------	-----------
Net of tax amount	$ 218,046	$ 126,484

Change in funded status of defined benefit pension plan and other benefit plans	2,913	28,425
Tax effect	(1,127)	(11,071)
	-----------	-----------
Net of tax amount	1,786	17,354
	-----------	-----------
Total other comprehensive income	$ 219,832	$ 143,838
	===========	===========

8. Commitments and Contingencies

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

9. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:
	March 31, 2008		December 31, 2007
	------------------		------------------
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	---------------	--------------	---------------	---------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 74,948,582	$ 75,916,950	$ 81,752,335	$ 81,943,717
Mortgage-backed securities	53,581,225	53,689,861	57,005,556	56,284,754
Obligations of states and political subdivisions	12,580,529	12,877,217	13,371,458	13,482,956
Corporate bonds and notes	6,533,949	6,352,500	4,351,849	4,441,230
Corporate stocks	828,045	8,003,033	828,308	9,168,458
	------------	------------	------------	------------
Total	$148,472,330	$156,839,561	$157,309,506	$165,321,115
	============	============	============	============

==============================================8=====================================

10. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:
	March 31, 2008	December 31, 2007
	--------------	-----------------
Residential mortgages	$ 160,104,165	$ 159,626,837
Commercial mortgages	72,169,744	70,631,809
Commercial, financial and agricultural	134,456,236	131,071,275
Indirect consumer loans	90,787,977	90,737,964
Consumer loans	99,137,423	87,454,605
	-------------	-------------
	$ 556,655,545	$ 539,522,490
	=============	=============

The following table summarizes the Corporation's non-performing assets:
	March 31, 2008	December 31, 2007
	--------------	-----------------
Non-accrual loans	$ 2,312,086	$ 2,224,622
Troubled debt restructurings	809,178	830,258
Accruing loans past due 90 days or more	484,422	517,967
	------------	-----------
Total non-performing loans	$ 3,605,686	$ 3,572,847
Other real estate owned	117,320	-
	-----------	-----------
Total non-performing assets	$ 3,723,006	$ 3,572,847
	============	===========

Activity in the allowance for loan losses was as follows:
	Three Months Ended March 31,
	-----------------------------------
	2008	2007
Balance at beginning of period	$ 8,452,819	$ 7,983,256
Provision charged to operations	200,000	125,000
Loans charged-off	(364,859)	(237,844)
Recoveries	154,176	239,879
	------------	------------
Balance at end of period	$ 8,442,136	$ 8,110,291
	============	============

At March 31, 2008 and December 31, 2007, the recorded investment in loans that are considered to be impaired totaled $2,659,345 and $2,634,969, respectively. Included in the March 31, 2008 amount are impaired loans of $872,704 for which an impairment allowance has been recognized. The related impairment allowance was $430,378. The December 31, 2007 amount includes $789,791 of impaired loans with a related impairment allowance of $340,807.

==========================================9=========================================

11. Components of Quarterly Net Periodic Benefit Cost
	Three Months Ended March 31,
	2008	2007
	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 151,931	$ 149,400
Interest cost on projected benefit obligation	301,205	320,325
Expected return on plan assets	(597,937)	(625,650)
Amortization of unrecognized transition obligation	177	17,475
Amortization of unrecognized prior service cost	19,624	22,200
Amortization of unrecognized net loss	-	-
	----------	----------
Net periodic pension benefit	$(125,000)	$(116,250)
	==========	==========

Supplemental Pension
Service cost, benefits earned during the period	$ 3,716	$ 4,375
Interest cost on projected benefit obligation	14,020	13,375
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	1	375
Amortization of unrecognized net loss	1,013	13,500
	----------	----------
Net periodic supplemental pension expense	$ 18,750	$ 31,625
	==========	==========

Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 7,750	$ 6,625
Interest cost on projected benefit obligation	18,500	18,500
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	(24,250)	(24,250)
Amortization of unrecognized net gain	(2,000)	(875)
	----------	----------
Net periodic postretirement, medical and life expense	$ -	$ -
	==========	==========

12. Segment Reporting

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
Period ended March 31, 2008	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	-----------	------------
Net interest income	$ 7,028	$ -	$ 7	$ 7,035
Provision for loan losses	200	-	-	200
	--------	-------	--------	--------
Net interest income after provision for loan losses	6,828	-	7	6,835
Other operating income	2,777	1,782	168	4,727
Other operating expenses	6,426	1,831	99	8,356
	--------	-------	--------	--------
Income before income tax expense	3,179	(49)	76	3,206
Income tax expense	1,070	(19)	13	1,064
	--------	-------	--------	--------
Segment net income	$ 2,109	$ (30)	63	$ 2,142
	========	=======	========	========
Segment assets	$821,008	$7,365	$ 3,022	$831,395
	========	=======	========	========

=============================================10====================================

12. Segment Reporting (continued)
Period ended March 31, 2007	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	-----------	------------
Net interest income	$ 6,110	$ -	$ 9	$ 6,119
Provision for loan losses	125	-	-	125
	--------	-------	--------	--------
Net interest income after provision for loan losses	5,985	-	9	5,994
Other operating income	2,475	1,189	139	3,803
Other operating expenses	6,144	1,141	91	7,376
	--------	-------	--------	--------
Income before income tax expense	2,316	48	57	2,421
Income tax expense	696	18	7	721
	--------	-------	--------	--------
Segment net income	$ 1,620	$ 30	$ 50	$ 1,700
	========	=======	========	========
Segment assets	$745,996	$ 903	$ 3,238	$750,137
	========	=======	========	========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three-month period ended March 31, 2008, with comparisons to the comparable period in 2007, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2008. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

==========================================11=========================================

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

Financial Condition

Consolidated assets at March 31, 2008 totaled $831.4 million, an increase of $42.5 million or 5.4% since December 31, 2007. As discussed in greater detail below, this increase was due in large part to the Corporation's acquisition of three branch offices from Manufacturers and Traders Trust Company ("M&T") on March 14, 2008. At that time, the Corporation acquired approximately $64.6 million of deposits as well as approximately $12.6 million of loans. The increase in period-end assets is reflected primarily in a $24.5 million increase in federal funds sold and interest-bearing deposits, a $17.1 million increase in loans, net of deferred fees and costs and unearned income, and an $8.4 million increase in goodwill and other intangible assets, net, offset principally by an $8.2 million decrease in investment securities and a $2.8 million decrease in Federal Home Loan Bank and Federal Reserve Bank stock.

As noted above, total loans, net of deferred fees and costs and unearned income increased $17.1 million or 3.2% from December 31, 2007 to March 31, 2008. The most significant growth was in consumer loans, which in total increased $11.7 million, primarily due to an $8.6 million increase in home equity balances outstanding and a $2.1 million increase in student loans. The increase in home equity loans resulted from the M&T branch acquisition, while the student loan increase reflects seasonal borrowing. Additionally, consumer installment loans increased $1.1 million, again due in large part to the M&T branch acquisition. Total commercial loans (including commercial mortgages) and residential mortgages increased $4.9 million and $477 thousand, respectively, with approximately $1.6 million of the commercial loan growth related to the M&T branch acquisition.

The composition of the loan portfolio is summarized as follows:
	March 31, 2008	December 31, 2007
	--------------	-----------------
Residential mortgages	$160,104,165	$159,626,837
Commercial mortgages	72,169,744	70,631,809
Commercial, financial and agricultural	134,456,236	131,071,275
Indirect Consumer loans	90,787,977	90,737,964
Consumer loans	99,137,423	87,454,605
	-------------	-------------
	$556,655,545	$539,522,490
	=============	=============

The available for sale segment of the securities portfolio totaled $156.8 million at March 31, 2008, down approximately $8.5 million or 5.1% from December 31, 2007. At amortized cost, the available for sale portfolio was down approximately $8.8 million, with unrealized appreciation related to the available for sale portfolio increasing $356 thousand. During the quarter, $31.8 million of federal agency bonds were called, replaced with federal agency purchases totaling $25.0 million. Other significant activity during the quarter included mortgage-backed securities paydowns totaling $3.4 million, and the purchase of a Trust Preferred Pool in the amount of $2.2 million. The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $258 thousand from $4.5 million at December 31, 2007 to $4.7 million at March 31, 2008.

The $7.8 million increase in goodwill along with a $633 thousand increase in other intangible assets, net, reflects the Corporation's acquisition on March 14, 2008 of the M&T branch offices. The identified intangible asset from this acquisition is a core deposit intangible of approximately $1.1 million which is being amortized over 7.25 years. Goodwill resulting from the acquisition totaled $7.8 million. During the quarter, the Corporation recognized $226 thousand in accelerated amortization of

=======================================12==========================================

the purchased relationship intangible associated with the purchase of the trust relationships from Partners Trust in May of 2007, as a large account was closed during the first quarter of 2008.

A $2.8 million decrease in Federal Home Loan Bank and Federal Reserve Bank stock is due primarily to a decrease in the Corporation's ownership of Federal Home Loan Bank of New York ("FHLB") stock, which is reflective of a decrease in FHLB borrowings since the end of 2007, as excess funds from a significant increase in deposits were used to payoff overnight borrowings with the FHLB, which resulted in a $62.4 million decrease in these borrowings since December 31, 2007, as well as the $24.5 million increase in federal funds sold and interest-bearing deposits.

Since December 31, 2007, total deposits have increased $102.6 million or 17.9% from $572.6 million to $675.2 million, with $64.6 million of this increase associated with the M&T branch acquisition and $24.5 million due to higher public fund balances, with all other deposits increasing $13.4 million. Non-interest bearing demand deposits increased $8.2 million, including newly acquired demand deposits totaling $10.2 million. A $94.4 million increase in interest bearing balances was reflected primarily in a $53.9 million increase in time deposits and a $24.5 million increase in insured money market balances, as well as increases in NOW and savings balances totaling $9.3 million and $6.7 million, respectively. The increase in time deposits includes a $13.0 million increase in public fund balances and $30.6 million of time deposits acquired from M&T, with the increase in insured money market accounts due in large part to a $14.9 million increase resulting from the M&T acquisition and a $6.1 million increase in public fund balances. The increase in NOW account balances was due primarily to a $4.2 million increase in public fund balances, and $3.5 million of newly acquired deposits, while the savings increase includes $5.5 million of newly acquired deposits.

Asset Quality

Non-performing loans at March 31, 2008 totaled $3.606 million as compared to $3.573 million at December 31, 2007, an increase of $33 thousand. This increase resulted from an $87 thousand increase in non-accrual loans, offset by decreases in accruing loans 90 days or more past due and troubled debt restructurings totaling $33 thousand and $21 thousand, respectively. During the first quarter of this year, commercial relationships totaling $269 thousand at March 31, 2008 were placed in non-accrual status, and the outstanding balance of one commercial relationship increased $18 thousand. These increases in non-accruing commercial loans were offset to some extent by a $168 thousand reduction related to the partial charge-off ($76 thousand) of one commercial relationship, with the balance transferred to Other Real Estate Owned ($92 thousand), as well as other principal reductions totaling $73 thousand. Additionally, since December 31, 2007, an $89 thousand increase in non-accruing consumer loans was partially offset by a $46 thousand decrease in non-accruing home equity loans. The increase in Other Real Estate Owned of $117 thousand reflects the addition of the above mentioned commercial property and one residential property during the quarter.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	March 31, 2008	December 31, 2007
	--------------	-----------------
Non-accrual loans	$ 2,312	$ 2,225
Troubled debt restructurings	809	830
Accruing loans past due 90 days or more	485	518
	-------	-------
Total non-performing loans	$ 3,606	$ 3,573
Other real estate owned	117	-
	-------	-------
Total non-performing assets	$ 3,723	$ 3,573
	=======	=======

In addition to non-performing loans, as of March 31, 2008, the Corporation has identified 14 commercial loan relationships totaling $10.8 million in potential problem loans, as compared to $11.1 million (14 commercial loan relationships) at December 31, 2007. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers

=========================================13==========================================

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

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Based upon an analysis of these factors, including the increase in net charge-offs as discussed below, the Corporation expensed $200 thousand to the provision for loan losses during the first quarter of 2008, an increase of $75 thousand over what had been expensed in the related prior period. At March 31, 2008, the Corporation's allowance for loan losses totaled $8.442 million, resulting in a coverage ratio of allowance to non-performing loans of 234.1%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first quarter of 2008 totaled $211 thousand compared to net recoveries during the first quarter of last year of $2 thousand. This increase was principally due to a $169 thousand increase in net consumer loan charge-offs, as well as a $44 thousand decrease in net recoveries on commercial loans, as during the first quarter of 2007, payments of $162 thousand were received related to a commercial mortgage that had been charged-off in 2006. The allowance for loan losses to total loans at March 31, 2008 was 1.52% as compared to 1.57% as of December 31, 2007.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Three Months Ended March 31,
	---------------------------
	2008	2007
	--------	--------
Balance at beginning of period	$ 8,453	$ 7,983
Charge-offs:
Commercial, financial and agricultural	(106)	(138)
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	(259)	(100)
	--------	--------
Total	(365)	(238)
	--------	--------
Recoveries:
Commercial, financial and agricultural	107	183
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	47	57
	--------	--------
Total	154	240
	--------	--------
Net charge-offs	(211)	2
Provision charged to operations	200	125
	--------	--------
Balance at end of period	$ 8,442	$ 8,110
	========	========

Results of Operations

First Quarter of 2008 vs. First Quarter of 2007

Net income for the first quarter of 2008 totaled $2.142 million, an increase of $442 thousand or 26.0% as compared to first quarter 2007 net income of $1.700 million.

=========================================14=========================================

Earnings per share increased 27.7% from $0.47 per share to $0.60 per share on 11,558 fewer average shares outstanding. This improvement in first quarter net income resulted in part from an initial public offering ("IPO") of Visa, Inc. ("Visa") common stock. As a Visa member institution, the Corporation was issued shares of Visa stock prior to the IPO, approximately 39% of which were redeemed by Visa following the IPO, resulting in a net pre-tax gain of $411 thousand. Additionally, the positive first quarter results reflect higher net interest income and other non-interest income, somewhat offset by higher operating expenses, an increase in the provision for loan losses and a higher effective tax rate.

Net interest income increased $916 thousand or 15.0% from $6.119 million during the first quarter of 2007 to $7.035 million during the first quarter of 2008, with the net interest margin increasing 33 basis points to 3.99%. This improvement in net interest income and margin resulted principally from an increase in average loans, a 7 basis point increase in the yield on average earning assets and a 38 basis point decrease in the average cost of interest-bearing liabilities. A $30.6 million or 4.5% increase in average earning assets was due to a $56.2 million or 11.5% increase in average loans and a $3.3 million increase in average federal funds sold and interest-bearing deposits, offset by a $28.9 million or 15.4% decrease in the average securities portfolio. The increase in average loans is reflective of growth in all segments of the loan portfolio, with average consumer loans increasing $27.0 million, average mortgages increasing $23.7 million and average commercial loans increasing $5.5 million. With the significant growth in loans since the first quarter of 2007, principal reductions in the securities portfolio have been reinvested in these higher yielding loans, a significant factor in the decrease in the average securities portfolio. The growth in average earning assets, coupled with the increase in average yield, resulted in a $679 thousand or 6.5% increase in total interest income from $10.394 million in the first quarter of 2007 to $11.073 million in the first quarter of this year.

Total average funding liabilities, including non-interest bearing demand deposits, increased $31.9 million or 4.9% compared to first quarter 2007 averages, due primarily to a $25.1 million increase in average deposits and a $6.8 million increase in other borrowed funds. Approximately $12.9 million of the increase in average deposits was related to the M&T branch acquisition. In total, average non-interest bearing deposits increased $2.7 million, while average interest-bearing deposits increased $22.4 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $12.0 million and $9.8 million, respectively. The increase in average other borrowings was impacted by funding requirements to support the aforementioned increase in average loans. While average interest-bearing liabilities increased $29.2 million or 5.7%, interest expense decreased $237 thousand or 5.5%, as with the decline in interest rates since the first quarter of 2007, the average cost of interest bearing liabilities decreased 38 basis points from 3.40% to 3.02%.

As discussed more fully under the Asset Quality section of this report, a $75 thousand increase in the provision for loan losses reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality and loan growth.

Non-interest income during the first quarter of 2008 compared to the first quarter of 2007 increased $924 thousand or 24.3%. In addition to the increase related to the above mentioned Visa IPO, this increase was impacted to a great extent by increases in Trust and Investment Center fee income and service charges on deposit accounts totaling $594 thousand and $158 thousand, respectively. The increase in Trust and Investment Center fee income was principally due to higher fee income associated with the Corporation's acquisition in May of 2007 of the trust department relationships of Partners Trust, while the increase in service charges is primarily due to higher fee income related to checks presented against insufficient funds. Other significant non-interest income increases included a $57 thousand increase in revenue from the Corporation's equity investment in Cephas Capital Partners, LP ("Cephas"), and a $42 thousand increase in check card interchange fee income. The above increases were somewhat offset primarily by a $464 thousand decrease in gains on the sale of Other Real Estate Owned ("OREO"), as during the first quarter of 2007 the Corporation recognized a $464 thousand gain on the sale of a commercial property that had previously been foreclosed upon.

First quarter 2008 operating expenses were $980 thousand or 13.3% higher than the comparable period last year, due in large part to expenses associated with the

========================================15==========================================

Corporation's acquisition of the trust relationships of Partners Trust in May of 2007, and the M&T branch acquisition on March 14, 2008. Costs associated with these acquisitions represent approximately $790 thousand of the operating expense increase and are reflected to a great extent in the increases in salaries and wages, net occupancy expenses, data processing and amortization of intangible assets. Of the $223 thousand increase in salaries and wages, approximately $161 thousand is related to acquisitions, with the balance primarily reflecting merit increases effective in January of 2008. The increase in pension and other benefits of $52 thousand is due principally to higher employee health insurance costs. A $231 thousand increase in net occupancy expenses includes approximately $79 thousand of increased expenses related to acquisitions, as well as increases in other rent and building maintenance costs. A $326 thousand increase in amortization of intangible assets resulted primarily from a $314 thousand increase in amortization of the intangible related to the purchase of the trust relationships of Partners Trust, including $226 thousand in accelerated amortization associated with the closing of a large account during the first quarter of this year, as well as $12 thousand of amortization of the core deposit intangible associated with the M&T branch acquisition. Data processing expenses increased approximately $138 thousand, with approximately $55 thousand of this increase associated with acquisitions, with the balance reflecting higher trust processing costs, as well as increased hardware and software maintenance costs.

A $343 thousand increase in income tax expense and the increase in the effective tax rate from 29.8% in the first quarter of 2007 to 33.2% in the first quarter of this year resulted principally from an increase in pre-tax income as well as a decrease in the relative percentage of tax-exempt income to pre-tax income.

========================================16=========================================

Average Consolidated Balance Sheet and Interest Analysis

For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

(dollars in thousands)	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	------------------			------------------
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	---------	--------	-------	---------	-------	------
Earning assets:
Loans	$543,743	$ 9,204	6.81%	$487,546	$ 8,356	6.95%
Taxable securities	140,609	1,659	4.74%	164,616	1,777	4.38%
Tax-exempt securities	17,689	171	3.88%	22,566	221	3.98%
Federal funds sold	5,769	36	2.54%	2,768	36	5.24%
Interest-bearing deposits	545	3	2.58%	282	4	5.08%
	---------	-------	-----	---------	-------	-----
Total earning assets	708,355	11,073	6.29%	677,778	10,394	6.22%

Non-earning assets:
Cash and due from banks	24,068			21,475
Premises and equipment, net	23,178			21,602
Other assets	30,447			24,133
Allowance for loan losses	(8,499)			(8,050)
AFS valuation allowance	8,447			4,261
	---------			---------
Total	$785,996			$741,199
	=========			=========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest bearing demand deposits	37,911	60	0.64%	37,249	33	0.36%
Savings and insured money market deposits	174,732	596	1.37%	162,842	726	1.81%
Time deposits	255,601	2,615	4.11%	245,762	2,743	4.53%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	70,156	767	4.40%	63,356	773	4.95%
	---------	------	-----	---------	------	-----
Total interest-bearing liabilities	538,400	4,038	3.02%	509,209	4,275	3.40%

Non-interest-bearing liabilities:
Demand deposits	146,077			143,401
Other liabilities	12,130			6,627
	---------			---------
Total liabilities	696,607			659,237
Shareholders' equity	89,389			81,962
	---------			---------
Total	$785,996			$741,199
	=========			=========
Net interest income		$ 7,035			$ 6,119
		=======			=======
Net interest rate spread			3.27%			2.82%
			=====			=====
Net interest margin			3.99%			3.66%
			=====			=====

==========================================17=========================================

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (in thousands of dollars):
	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
	-------	-----	-----
Interest and dividends earned on:
Loans	$1,013	$ (165)	$ 848
Taxable securities	(266)	148	(118)
Tax-exempt securities	(46)	(4)	(50)
Federal funds sold	26	(26)	-
Interest-bearing deposits	2	(3)	(1)

Total earning assets	$ 547	$ 132	$ 679

Interest paid on:
Demand deposits	1	26	27
Savings and insured money market deposits	52	(182)	(130)
Time deposits	115	(243)	(128)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	82	(88)	(6)

Total interest-bearing liabilities	$ 250	$ (487)	$ (237)

Net interest income	$ 297	$ 619	$ 916
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At March 31, 2008, the Corporation maintained a $149.4 million line of credit with the FHLB, as compared to $144.4 million at March 31, 2007.

During the first three months of 2008, cash and cash equivalents increased $27.5 million as compared to an increase of $2.6 million during the first three months of last year. In addition to cash provided by operating activities, a major source of cash was the net cash received in the M&T branch acquisition totaling $43.6 million. The major factors netting to this included cash received for the deposits assumed totaling $64.6 million, which was offset primarily by the purchase of $12.6 million of loans, the payment of an $8.4 million premium for the deposits acquired, and the purchase of fixed assets totaling $120 thousand. Other primary sources of cash during the first three months of 2008 included proceeds from maturities and principal payments on securities totaling $37.0 million, a $37.6 million increase in other deposits and $2.8 million in net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund a $58.3 million net reduction of FHLB advances and other borrowed funds, purchases of securities totaling $27.9 million, a $2.9 million net increase in loans, payment of cash dividends totaling $880 thousand, and the purchase of fixed assets and treasury shares totaling $582 thousand and $136 thousand, respectively.

In addition to cash provided by operating activities, other primary sources of cash during the first three months of 2007 included a $16.9 million increase in deposits, $7.5 million from maturities and other principal payments on securities, a $3.0 million increase in securities sold under agreements to repurchase and proceeds from the sale of other real estate owned totaling $1.5 million. Proceeds from the above were used primarily to fund a $16.6 million net increase in loans, a $7.9 million reduction in advances from the FHLB, payment of cash dividends totaling $849 thousand, purchases of fixed assets in the amount of $462 thousand, and purchases of securities and treasury stock totaling $310 thousand and $311 thousand, respectively.

========================================18==========================================

As of March 31, 2008, the Corporation's consolidated leverage ratio was 9.13%. The Tier I and Total Risk Adjusted Capital ratios were 12.13% and 13.95%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first quarter the Corporation declared a cash dividend of $0.25 per share compared with $0.24 per share declared during the first quarter of 2007, an increase of 4.2%.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 15, 2006, the Corporation's Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its then outstanding common shares, either through open market purchases or privately negotiated transactions over a two-year period. During the first three months of 2008, the Corporation purchased 4,813 shares at an average price of $28.26 per share. As of March 31, 2008, a total of 56,938 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first quarter of 2008, 9,548 shares were re-issued from treasury to fund the stock component of directors' 2007 compensation, as well as the stock component of an executive officer's 2007 bonus.

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee ("ALCO") has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the president and chief executive officer, two executive vice presidents, chief financial officer, asset liability management officer, senior marketing officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At March 31, 2008, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 5.75% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 1.41%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At March 31, 2008, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 10.12% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.40%. Both are within the established tolerance limit of 15%.

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

=======================================19==========================================

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2008.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors
There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	1/1/08-1/31/08	2,613	$29.45	2,613	125,262
	2/1/08-2/29/08	2,200	$26.85	2,200	123,062
	3/1/08-3/31/08	-	$ -	-	123,062
	Quarter ended 3/31/08	4,813 ======	$28.26 ======	4,813 ======	123,062 =======
All of the above transactions were privately negotiated transactions.

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

========================================20==========================================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATE:	May 9, 2008	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	May 9, 2008	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

=========================================21========================================

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING March 31, 2008

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