Form 10-Q
period 2008-06-30
CHEMUNG FINANCIAL CORP
filed 2008-08-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2008
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 31, 2008 was 3,524,156.

------------------------------------------------------------------

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

----------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	JUNE 30, 2008	DECEMBER 31, 2007
	------------	------------
ASSETS
Cash and due from financial institutions	$ 36,595,730	$ 29,095,659
Interest-bearing deposits in other financial institutions	231,236	282,676
	------------	------------
Total cash and cash equivalents	36,826,966	29,378,335
	------------	------------

Securities available for sale, at estimated fair value	202,769,189	165,321,115
Securities held to maturity, estimated fair value of $6,942,323 at June 30, 2008 and $4,575,465 at December 31, 2007	6,710,435	4,479,815
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,864,950	5,901,550

Loans, net of deferred origination fees and costs, and unearned income	572,217,141	539,522,490
Allowance for loan losses	(8,468,357)	(8,452,819)
	------------	------------
Loans, net	563,748,784	531,069,671
	------------	------------

Loans held for sale	138,710	39,400
Premises and equipment, net	23,493,899	23,220,106
Goodwill	9,137,929	1,516,666
Other intangible assets, net	6,514,682	5,629,776
Other assets	22,735,545	22,317,085
	------------	------------

Total assets	$876,941,089	$788,873,519
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$159,765,332	$145,491,880
Interest-bearing	496,527,376	427,108,049
	------------	------------
Total deposits	656,292,708	572,599,929
	------------	------------

Securities sold under agreements to repurchase	64,700,093	31,212,292
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	38,000,000	62,400,000
Accrued interest payable	1,447,929	1,292,442
Dividends payable	881,039	879,682
Other liabilities	8,227,437	12,374,224
	------------	------------
Total liabilities	789,549,206	700,758,569
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2008 and December 31, 2007	43,001	43,001
Additional-paid-in capital	22,841,006	22,801,241
Retained earnings	83,681,478	81,029,531
Treasury stock, at cost (775,978 shares at June 30, 2008; 781,481 shares at December 31, 2007)	(20,016,526)	(20,138,214)
Accumulated other comprehensive income	842,924	4,379,391
	------------	------------
Total shareholders' equity	87,391,883	88,114,950
	------------	------------

Total liabilities and shareholders' equity	$876,941,089	$788,873,519
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Six Months Ended		Three Months Ended
	-------------------		---------------------
	June 30,		June 30,
	-----------		-----------
INTEREST AND DIVIDEND INCOME	2008	2007	2008	2007
	------	------	------	------
Loans, including fees	$18,341,845	$17,219,173	$ 9,137,962	$ 8,863,443
Taxable securities	3,660,379	3,503,156	2,001,623	1,725,283
Tax exempt securities	365,454	431,598	194,630	210,246
Federal funds sold	67,367	52,610	30,874	16,870
Interest-bearing deposits	16,037	7,807	12,538	4,274
	-----------	-----------	-----------	-----------
Total interest and dividend income	22,451,082	21,214,344	11,377,627	10,820,116
	-----------	-----------	-----------	-----------
INTEREST EXPENSE

Deposits	6,320,460	7,003,282	3,049,265	3,500,830
Borrowed funds	712,062	771,982	297,341	446,088
Securities sold under agreements to repurchase	826,031	924,097	473,469	477,321
	-----------	-----------	-----------	-----------
Total interest expense	7,858,553	8,699,361	3,820,075	4,424,239
	-----------	-----------	-----------	-----------

Net interest income	14,592,529	12,514,983	7,557,552	6,395,877
Provision for loan losses	425,000	600,000	225,000	475,000
	-----------	-----------	-----------	-----------
Net interest income after provision for loan losses	14,167,529	11,914,983	7,332,552	5,920,877
	-----------	-----------	-----------	-----------

Other operating income:
Trust & investment services income	3,495,017	2,737,706	1,712,559	1,548,933
Service charges on deposit accounts	2,436,923	2,179,773	1,299,775	1,200,799
Net gain on securities transactions	589,456	9,680	2,900	9,680
Net gain on sales of loans held for sale	57,551	-	40,355	-
Credit card merchant earnings	748,942	772,479	377,050	392,038
Gain on sale of other real estate	-	656,323	-	192,520
Other	1,744,565	1,705,286	912,439	914,204
	-----------	-----------	-----------	-----------
Total other operating income	9,072,454	8,061,247	4,345,078	4,258,174
	-----------	-----------	-----------	-----------

Other operating expenses:
Salaries and wages	6,482,883	5,988,259	3,302,231	3,030,531
Pension and other employee benefits	1,188,157	951,701	625,038	440,821
Net occupancy expenses	2,021,613	1,624,005	980,539	814,351
Furniture and equipment expenses	1,008,363	1,039,578	514,107	526,502
Data processing expense	2,052,172	1,845,400	1,019,000	950,028
Amortization of intangible assets	673,761	257,771	248,123	158,341
Other	3,263,230	3,238,223	1,644,802	1,648,276
	-----------	-----------	-----------	-----------
Total other operating expenses	16,690,179	14,944,937	8,333,840	7,568,850
	-----------	-----------	-----------	-----------
Income before income tax expense	6,549,804	5,031,293	3,343,790	2,610,201
Income tax expense	2,135,971	1,513,504	1,072,287	792,604
	-----------	-----------	-----------	-----------
Net income	$ 4,413,833	$ 3,517,789	$ 2,271,503	$ 1,817,597
	===========	===========	===========	===========

Weighted average shares outstanding	3,598,284	3,600,147	3,599,889	3,592,057
	===========	===========	===========	===========

Basic and diluted earnings per share	$1.23	$0.98	$0.63	$0.51
	===========	===========	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	--------	----------	-----------	--------------	-------------	------
Balances at December 31, 2006	$ 43,001	$22,652,405	$77,183,407	$(19,496,106)	$ 1,915,554	$82,298,261
Comprehensive Income:
Net income	-	-	3,517,789	-	-	3,517,789
Change in unrealized gain on securities AFS, net	-	-	-	-	556,921	556,921
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	34,856	34,856
						-----------
Total comprehensive income						4,109,566

Restricted stock units for directors' deferred compensation plan	-	41,777	-	-	-	41,777
Cash dividends declared ($.48 per share)	-	-	(1,691,470)	-	-	(1,691,470)
Distribution of 7,334 shares of treasury stock for directors' compensation	-	54,265	-	187,017	-	241,282
Distribution of 1,230 shares restricted stock units for directors' deferred compensation plan	-	(27,659)	-	31,476	-	3,817
Purchase of 34,465 shares of treasury stock	-	-	-	(1,074,613)	-	(1,074,613)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at June 30, 2007	$ 43,001	$22,720,788	$79,009,726	$(20,352,226)	$ 2,507,331	$83,928,620
	=========	===========	===========	==============	===========	===========

Balances at December 31, 2007	$ 43,001	$22,801,241	$81,029,531	$(20,138,214)	$ 4,379,391	$88,114,950
Comprehensive Income:
Net income	-	-	4,413,833	-	-	4,413,833
Change in unrealized gain on securities AFS, net	-	-	-	-	(3,534,921)	(3,534,921)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(1,546)	(1,546)
						-----------
Total comprehensive income						877,366

Restricted stock units for directors' deferred compensation plan	-	51,345	-	-	-	51,345
Cash dividends declared ($.50 per share)	-	-	(1,761,886)	-	-	(1,761,886)
Distribution of 8,227 shares of treasury stock for directors' compensation	-	12,180	-	212,011	-	224,191
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Distribution of 1,273 shares of treasury stock for directors' deferred compensation plan	-	(30,818)	-	32,817	-	1,999
Sale of 5,000 shares of treasury stock	-	6,100	-	128,900	-	135,000
Purchase of 10,318 shares of treasury stock	-	-	-	(286,082)	-	(286,082)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at June 30, 2008	$ 43,001	$22,841,006	$83,681,478	$(20,016,526)	$ 842,924	$87,391,883
	=========	===========	===========	=============	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
	-----	-----
Net income	$ 4,413,833	$ 3,517,789
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	673,761	257,771
Provision for loan losses	425,000	600,000
Depreciation and amortization of fixed assets	1,332,095	1,356,078
Amortization of premiums on securities, net	1,801	27,925
Accretion of deferred gain on sale of credit cards	-	(51,713)
Gains on sales of loans held for sale, net	(57,551)	-
Proceeds from sales of loans held for sale	2,234,831	-
Loans originated and held for sale	(2,276,590)	-
Net loss (gain) on sale of other real estate owned	2,497	(641,248)
Net gain on securities transactions	(589,456)	(9,680)
(Increase) decrease in other assets	(443,780)	339,368
Increase (decrease) in accrued interest payable	155,487	(81,185)
Expense related to restricted stock units for directors' deferred compensation plan	51,345	41,777
Expense related to employee stock compensation	35,000	-
(Decrease) increase in other liabilities	(1,941,786)	215,785
Origination of student loans	(3,444,843)	(3,032,678)
Proceeds from sales of student loans	1,331,829	4,574,721
	-----------	-----------
Net cash provided by operating activities	1,903,473	7,114,710
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of and principal collected on securities available for sale	52,200,455	25,926,230
Proceeds from maturities of and principal collected on securities held to maturity	825,600	1,391,442
Purchases of securities available for sale	(94,826,153)	(10,100,000)
Purchases of securities held to maturity	(3,056,219)	(986,871)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(11,855,900)	(10,662,300)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	12,892,500	9,337,500
Purchases of premises and equipment	(1,345,477)	(1,240,195)
Cash paid for purchase of trust business	-	(5,301,983)
Net cash received in branch acquisition	43,542,640	-
Cash paid for purchase of Cascio Financial Strategies	(250,000)	-
Proceeds from sale of other real estate owned	22,823	2,309,508
Net increase in loans	(18,530,162)	(53,891,962)
	-----------	------------
Net cash used by investing activities	(20,379,893)	(43,218,631)
	-----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	19,586,363	(3,788,685)
Net (decrease) increase in time deposits and individual retirement accounts	(837,502)	15,837,668
Net increase in securities sold under agreements to repurchase	33,487,801	610,129
Proceeds from Federal Home Loan Bank overnight advances	38,000,000	35,800,000
Repayments of Federal Home Loan Bank overnight advances	(62,400,000)	(7,900,000)
Purchase of treasury stock	(286,082)	(1,074,613)
Sale of treasury stock	135,000	-
Cash dividends paid	(1,760,529)	(1,697,140)
	-----------	-----------
Net cash provided by financing activities	25,925,051	37,787,359
	-----------	-----------
Net increase in cash and cash equivalents	7,448,631	1,683,438
Cash and cash equivalents, beginning of period	29,378,335	26,590,274
	-----------	-----------
Cash and cash equivalents, end of period	$36,826,966	$28,273,712
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 7,703,066	$ 8,780,546
	===========	===========
Income Taxes	$ 3,320,850	$ 30,972
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 144,520	$ 27,200
	===========	===========
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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2008 and December 31, 2007, and results of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2008 and 2007. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,598,284 and 3,600,147 weighted average shares outstanding for the six-month periods ended June 30, 2008 and 2007, respectively and 3,599,889 and 3,592,057 weighted average shares outstanding for the three-month periods ended June 30,2008 and 2007, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the six-month periods ended June 30, 2008 or 2007.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). The Corporation measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 2 inputs). The Corporation has no Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurement at June 30, 2008 Using
---------------------------------------
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	--------------	------------------	------------------
Available for sale securities	$202,769,189	$ 12,157,339	$190,611,850
	=============	=============	=============

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at June 30, 2008 Using Significant Other Observable Inputs (Level 2)
	June 30, 2008
Assets:	-------------	---------------------------------------
Impaired Loans	$2,264,249	$2,264,249
	===========	===========

Impaired loans had a carrying amount of $2,568,660, with a valuation allowance of $304,411 at June 30, 2008.

5. Business Combinations

On March 14, 2008, the Bank completed the acquisition of three branches from Manufacturers and Traders Trust Company ("M&T") in the New York counties of Broome and Tioga. This acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"). This acquisition represented an expansion of our presence in both Broome and Tioga counties, an opportunity to add to our client base, and provided an additional funding source to support future growth. In this transaction, the Bank assumed approximately $64.6 million of deposits and acquired $12.6 million in loans. The results of operation of the acquired branches are included in the Corporation's consolidated financial statements from the date of acquisition. The identified intangible asset from this acquisition is a core deposit intangible of $1.1 million which is being amortized over 10 years. Goodwill resulting from the acquisition was $7.6 million.

On May 30, 2008, CFS Group, Inc. ("CFS"), the Corporation's financial services subsidiary, completed the acquisition of the client relationships of Cascio Financial Strategies from Joseph M. Cascio Sr. This acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"). Cascio Financial Strategies was founded in 1985, and provided financial planning, investment and tax preparation services to more than 700 clients. This acquisition adds significantly to the client base of CFS, as well as adding tax preparation to the financial services offered by CFS, providing a source of additional fee income to the Corporation. The results of operation of the acquired business are included in the Corporation's consolidated financial statements from the date of acquisition. The identifiable intangible assets from this acquisition are a purchased client relationship intangible and a covenant not to compete totaling $500 thousand, which are being amortized over 5 years.

6. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At June 30, 2008	At December 31, 2007
	-------------------	---------------------
Original core deposit intangible	$ 5,965,794	$ 5,965,794
Less: Accumulated amortization	5,601,217	5,402,357
	-----------	-----------
Carrying amount	$ 364,577	$ 563,437
	============	============

Amortization expense for the six months ended June 30, 2008 and 2007 related to the CDI was $198,860. As of June 30, 2008, the remaining amortization period for the Corporation's CDI was approximately 0.92 years. The estimated amortization expense is $397,719 for the year ending December 31, 2008, with $165,718 in amortization expense in 2009.

The following table presents information relative to the Corporation's CDI related to the acquisition of three former M&T Bank branch offices on March 14, 2008. The Corporation assumed approximately $64.6 million of deposits and acquired $12.6 million in loans:

At June 30, 2008
-------------------
Original core deposit intangible	$ 1,058,667
Less: Accumulated amortization	64,162
------------
Carrying amount	$ 994,505
============

Amortization expense for the six months ended June 30, 2008 related to the CDI was $64,162. The remaining amortization period was approximately 9.67 years. The following table represents the estimated amortization expense based on a 10 year accelerated method:

Year	Estimated Expense
-----	------------------
2008	$ 160,404
2009	$ 176,444
2010	$ 157,196
2011	$ 137,948
2012	$ 118,699
2013	$ 99,450
2014	$ 80,202
2015	$ 60,954
2016	$ 41,705
2017	$ 22,457
2018	$ 3,208
-----------
Total	$1,058,667
============

The following table presents information relative to the Corporation's purchase of the trust business of Partners Trust Financial Group, Inc. on May 3, 2007. At that time, the Corporation acquired $351 million of trust assets under administration at fair value:

	At June 30, 2008	At December 31, 2007
	-------------------	---------------------
Original customer relationship intangible	$ 5,301,983	$ 5,301,983
Less: Accumulated amortization	638,050	235,644
	-----------	-----------
Carrying amount	$ 4,663,933	$ 5,066,339
	============	============

Amortization expense for the six months ended June 30, 2008 related to the customer relationship intangible was $402,406. As of June 30, 2008, the remaining amortization period was approximately 13.19 years. The estimated amortization expense is $579,139 for the year ending December 31, 2008 and $353,466 for the years December 31, 2009 through December 31, 2020, with $245,608 in amortization expense in 2021.

The following table presents information relative to the Corporation's wholly owned subsidiary, CFS Group Inc., aquisition of Cascio Financial Strategies on May 13, 2008:

At June 30, 2008
-------------------
Original customer relationship intangible	$ 500,000
Less: Accumulated amortization	8,333
----------
Carrying amount	$ 491,667
===========

Amortization expense for the six months ended June 30, 2008 related to the customer relationship intangible was $8,333. As of June 30, 2008, the remaining amortization period was approximately 4.9 years. The estimated amortization expense is $58,333 for the year ending December 31, 2008 and $100,000 for the years December 31, 2009 through December 31, 2012, with $41,667 in amortization expense in 2013.

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

Comprehensive (loss) income for the three and six-month periods ended June 30, 2008 was $(1,484,796) and $877,366, respectively. Comprehensive income for the three and six-month periods ended June 30, 2007 was $2,265,536 and $4,109,566, respectively.

The following summarizes the components of other comprehensive income:

Other Comprehensive Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	--------------------		-------------------
	2008	2007	2008	2007
	------	------	------	------
Change in unrealized holding gains on securities available for sale	$(6,118,000)	$ 690,172	$(5,175,822)	$ 897,354
Reclassification adjustment net gains realized in net income	(2,900)	(9,680)	(589,456)	(9,680)
	------------	-----------	------------	----------
Net unrealized gains	(6,120,900)	680,492	(5,765,278)	887,674
Tax effect	(2,367,933)	250,054	(2,230,357)	330,753
	------------	-----------	------------	---------
Net of tax amount	$(3,752,967)	$ 430,438	$(3,534,921)	$ 556,921

Change in funded status of defined benefit pension plan and other benefit plans	(5,435)	28,425	(2,522)	56,850
Tax effect	(2,103)	10,924	(976)	21,994
	------------	-----------	------------	---------
Net of tax amount	(3,332)	17,501	(1,546)	34,856
	------------	-----------	------------	---------
Total other comprehensive (loss) income	$(3,756,299)	$ 447,939	$(3,536,467)	$ 591,777
	============	===========	============	==========

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

9. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	June 30, 2008		December 31, 2007
	------------------		------------------
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	--------------	-------------	--------------	--------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 64,949,799	$ 64,737,883	$ 81,752,335	$ 81,943,717
Mortgage-backed securities	108,782,547	105,925,085	57,005,556	56,284,754
Obligations of states and political subdivisions	17,872,879	17,748,790	13,371,458	13,482,956
Trust Preferred securities	5,593,280	4,104,734	1,851,849	2,082,665
Corporate bonds and notes	2,500,000	2,412,500	2,500,000	2,358,565
Corporate stocks	827,335	7,840,197	828,308	9,168,458
	------------	------------	------------	------------
Total	$200,525,840	$202,769,189	$157,309,506	$165,321,115
	============	============	============	============

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Management has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. With the exception of two trust preferred security pools included above, all of the temporary impairments in the securities portfolio are due to their direct relationship to the movement in market interest rates, rather than credit quality issues. At June 30, 2008, these two trust preferred security pools had a combined estimated fair value of $2.25 million and amortized cost of $3.74 million. Currently, these securities are rated A2 and A1 by Moody's and A- by Fitch. Management believes the decline in market value of these securities is temporary and is due mainly to the current liquidity issues within the credit markets.

Accordingly, as of June 30, 2008, management believes the impairments in the portfolio are temporary and no impairment loss has been realized in the Corporation's consolidated income statements."

10. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	June 30, 2008	December 31, 2007
	--------------	-----------------
Residential mortgages	$ 159,988,200	$ 159,626,837
Commercial mortgages	81,680,271	70,631,809
Commercial, financial and agricultural	133,248,076	131,071,275
Indirect consumer loans	98,671,875	90,737,964
Consumer loans	98,628,720	87,454,605
	-------------	-------------
	$ 572,217,142	$ 539,522,490
	=============	=============

The following table summarizes the Corporation's non-performing assets:

	June 30, 2008	December 31, 2007
	--------------	-----------------
Non-accrual loans	$ 2,241,114	$ 2,224,622
Troubled debt restructurings	787,594	830,258
Accruing loans past due 90 days or more	488,149	517,967
	------------	-----------
Total non-performing loans	$ 3,516,857	$ 3,572,847
Other real estate owned	119,200	-
	-----------	-----------
Total non-performing assets	$ 3,636,057	$ 3,572,847
	============	===========

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,
	-----------------------------------
	2008	2007
Balance at beginning of period	$ 8,452,819	$ 7,983,256
Provision charged to operations	425,000	600,000
Loans charged-off	(701,436)	(834,252)
Recoveries	291,974	282,446
	------------	------------
Balance at end of period	$ 8,468,357	$ 8,031,450
	============	============

At June 30, 2008 and December 31, 2007, the recorded investment in loans that are considered to be impaired totaled $2,568,660 and $2,634,969, respectively. Included in the June 30, 2008 amount are impaired loans of $739,629 for which an impairment allowance has been recognized. The related impairment allowance was $304,411. The December 31, 2007 amount includes $789,791 of impaired loans with a related impairment allowance of $340,807.

11. Components of Quarterly Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	-----	-----	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 151,931	$ 149,400	$ 303,862	$ 298,800
Interest cost on projected benefit obligation	301,205	320,325	602,410	640,650
Expected return on plan assets	(597,937)	(625,650)	(1,195,874)	(1,251,300)
Amortization of unrecognized transition obligation	177	17,475	354	34,950
Amortization of unrecognized prior service cost	19,624	22,200	39,248	44,400
Amortization of unrecognized net loss	-	-	-	-
	-----------	-----------	------------	------------
Net periodic pension benefit	$ (125,000)	$ (116,250)	$ (250,000)	$ (232,500)
	===========	===========	============	============

Supplemental Pension
Service cost, benefits earned during the period	$ 3,716	$ 4,375	$ 7,433	$ 8,750
Interest cost on projected benefit obligation	14,020	13,375	28,040	26,750
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	1	375	2	750
Amortization of unrecognized net loss	1,013	13,500	2,025	27,000
	-----------	-----------	-----------	------------
Net periodic supplemental pension expense	$ 18,750	$ 31,625	$ 37,500	$ 63,250
	===========	===========	===========	============

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	-----	-----	-----	-----
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 7,750	$ 6,625	$ 15,500	$ 13,250
Interest cost on projected benefit obligation	18,500	18,500	37,000	37,000
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(24,250)	(24,250)	(48,500)	(48,500)
Amortization of unrecognized net gain	(2,000)	(875)	(4,000)	(1,750)
	-----------	-----------	-----------	------------
Net periodic postretirement, medical and life expense	$ -	$ -	$ -	$ -
	===========	===========	===========	============

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

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	---------	-----------	--------	----------	----------	-----------
Net interest income	$ 7,554	$ -	4	$ 7,558	$ 14,582	$ -	$ 11	$ 14,593
Provision for loan losses	225	-	-	225	425	-	-	425
	--------	-------	--------	--------	--------	------	-------	--------
Net interest income after provision for loan losses	7,329	-	4	7,333	14,157	-	11	14,168
Other operating income	2,519	1,713	113	4,345	5,297	3,495	280	9,072
Other operating expenses	6,622	1,570	142	8,334	13,049	3,400	241	16,690
	--------	-------	--------	--------	--------	------	-------	--------
Income before income tax expense	3,226	143	(25)	3,344	6,405	95	50	6,550
Income tax expense	1,042	55	(25)	1,072	2,112	37	(13)	2,136
	--------	-------	--------	--------	--------	------	-------	--------
Segment net income	$ 2,184	$ 88	-	$ 2,272	$ 4,293	$ 58	63	$ 4,414
	========	=======	========	========	========	======	=======	========
Segment assets					$866,360	$7,338	$3,243	$876,941
					========	======	=======	========

	Three Months Ended June 30, 2007				Six Month Ended June 30, 2007
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	--------	------------	--------	----------	----------	------------
Net interest income	$ 6,387	$ -	$ 9	$ 6,396	$ 12,498	$ -	$ 17	$ 12,515
Provision for loan losses	475	-	-	475	600	-	-	600
	--------	------	--------	--------	--------	------	--------	--------
Net interest income after provision for loan losses	5,912	-	9	5,921	11,898	-	17	11,915
Other operating income	2,640	1,549	69	4,258	5,114	2,738	209	8,061
Other operating expenses	6,187	1,232	150	7,569	12,331	2,373	241	14,945
	--------	------	--------	--------	--------	-------	--------	--------
Income before income tax expense	2,365	317	(72)	2,610	4,681	365	(15)	5,031
Income tax expense	712	124	(43)	793	1,407	142	(36)	1,513
	--------	------	--------	--------	--------	------	--------	--------
Segment net income	$ 1,653	$ 193	$ (28)	$ 1,818	$ 3,274	$ 223	$ 21	$ 3,518
	========	======	========	========	========	======	========	========
Segment assets					$771,106	$7,290	$ 2,944	$781,340
					========	=======	========	========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and six-month periods ended June 30, 2008, with comparisons to the comparable periods in 2007, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2008. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Management also considers the accounting policy relating to other-than-temporary impairment of investment securities to be a critical accounting policy. If the Company deems any investment security's decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at June 30, 2008, there were no other-than-temporary impairments of the Company's investment securities.

Financial Condition

Consolidated assets at June 30, 2008 totaled $876.9 million, an increase of $88.0 million or 11.2% since December 31, 2007. As discussed in greater detail below, this increase was due in large part to the Corporation's acquisition of three branch offices from Manufacturers and Traders Trust Company ("M&T") on March 14, 2008. At that time, the Corporation assumed approximately $64.6 million of deposits and acquired approximately $12.6 million of loans. Additionally, during the second quarter of 2008, the Corporation completed a $50.0 million leveraged purchase of investment securities, resulting in a $39.7 million increase in the securities portfolio. Other increases in period-end assets are reflected primarily in a $32.7 million increase in loans, net of deferred fees and costs and unearned income, an $8.5 million increase in goodwill and other intangible assets, net, and a $7.5 million increase in cash and due from banks.

As noted above, total loans, net of deferred fees and costs and unearned income increased $32.7 million or 6.1% from December 31, 2007 to June 30, 2008. The most significant growth was in consumer loans, which increased $19.1 million, primarily due to a $9.7 million increase in installment loans, a $7.4 million increase in home equity loans and a $2.1 million increase in student loans. The increase in installment loans was principally due to an increased volume of indirect automobile loan originations, while the home equity increase resulted from the M&T branch acquisition. Commercial lending has remained strong throughout the first half of this year with total commercial loans (including commercial mortgages) increasing $13.2 million. Residential mortgages increased approximately $361 thousand; however, during the first half of this year, $2.2 million of residential mortgage originations were sold to Freddie Mac.

The composition of the loan portfolio is summarized as follows:
	June 30, 2008	December 31, 2007
	--------------	-----------------
Residential mortgages	$159,988,200	$159,626,837
Commercial mortgages	81,680,271	70,631,809
Commercial, financial and agricultural	133,248,076	131,071,275
Indirect Consumer loans	98,671,875	90,737,964
Consumer loans	98,628,720	87,454,605
	-------------	-------------
	$572,217,142	$539,522,490
	=============	=============

The available for sale segment of the securities portfolio totaled $202.8 million at June 30, 2008, an increase of $37.4 million or 22.7% from December 31, 2007. At amortized cost, the available for sale portfolio increased approximately $43.2 million, with unrealized appreciation related to the available for sale portfolio decreasing $5.8 million. The increase in the available for sale portfolio at amortized cost reflects the above mentioned leveraged securities purchase whereby the Corporation purchased $50.0 million of mortgage-backed securities leveraged with $45.0 million of securities sold under agreements to repurchase at laddered maturity dates. In total, since December 31, 2007, mortgage-backed securities increased $51.8 million, with municipal and trust preferred securities increasing $4.5 million and $3.7 million, respectively. These increases were partially offset by a net $16.8 million decrease in federal agency bonds, as during the first half of this year $41.8 million of agency bonds were called or matured, offset by agency bond purchases totaling $25.0 million. The decrease in unrealized appreciation related to the available for sale portfolio was due primarily to the impact of increases in interest rates in June on the value of the mortgage-backed securities portfolio, the impact of credit market volatility on trust preferred securities values and lower market values of publicly traded equity securities. The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $2.2 million from $4.5 million at December 31, 2007 to $6.7 million at June 30, 2008.

The $7.6 million increase in goodwill along with an $885 thousand increase in other intangible assets, net, reflects the Corporation's acquisition on March 14, 2008 of the M&T branch offices and the acquisition on May 30, 2008 of Cascio Financial Strategies from Joseph M. Cascio, Sr. The identified intangible asset from the M&T branch acquisition is a core deposit intangible of approximately $1.1 million which is being amortized over 10 years. Goodwill resulting from the acquisition totaled $7.6 million. The identified intangible assets from the acquisition of Cascio Financial Strategies are a purchased relationship intangible of $498 thousand and a covenant not to compete of $2 thousand, which are being amortized over 5 years. During the first quarter of 2008, the Corporation recognized $226 thousand in accelerated amortization of the purchased relationship intangible associated with the purchase of the trust relationships from Partners Trust in May of 2007, as a large account was closed during that quarter.

A $7.5 million increase in cash and due from banks reflects higher period-end federal transit items and Federal Reserve Bank balances.

Since December 31, 2007, total deposits have increased $83.7 million or 14.6% from $572.6 million to $656.3 million, with $62.6 million of this increase associated with the M&T branch acquisition. Non-interest bearing demand deposits increased $14.3 million, including newly acquired demand deposits totaling $8.9 million. A $69.4 million increase in interest bearing balances was reflected primarily in a $29.9 million increase in time deposits and a $22.7 million increase in insured money market balances, as well as increases in savings and NOW balances totaling $9.9 million and $6.9 million, respectively. The increase in time deposits includes $28.7 million of time deposits acquired from M&T, with the increase in insured money market accounts due in large part to a $16.4 million increase resulting from the M&T acquisition. The increase in savings account balances reflects approximately $5.4 million in deposits acquired from M&T, as well as an increase in other personal savings balances, while the increase in NOW accounts was due to $3.2 million in balances at the three new offices, as well as increases in other personal and non-personal balances.

A $33.5 million increase in securities sold under agreements to repurchase reflects the above mentioned funding related to the leveraged securities purchases, while excess funds from the significant increase in deposits resulted in a $24.4 million reduction in short term borrowings under the Corporation's line of credit with the Federal Home Loan Bank of New York ("FHLB").

A $4.2 million decrease in other liabilities is primarily due to reductions in net deferred tax liabilities and the Corporation's reserve for income taxes.

Asset Quality

Non-performing loans at June 30, 2008 totaled $3.517 million as compared to $3.573 million at December 31, 2007, a decrease of $56 thousand. This decrease resulted from decreases in troubled debt restructurings and accruing loans 90 days or more past due totaling $42 thousand and $30 thousand, respectively, partially offset by a $16 thousand increase in non-accrual loans. The increase in non-accrual loans since December 31, 2007 was due to a $113 thousand increase in non-accrual consumer loans, offset by a $46 thousand decrease in non-accrual home equity loans, as well as decreases in non-accrual mortgages and commercial loans totaling $27 thousand and $24 thousand, respectively. The $30 thousand decrease in accruing loans 90 days or more past due resulted from a $130 thousand reduction in past due mortgage loans, partially offset by increases in past due home equity and other consumer loans totaling $49 thousand and $51 thousand, respectively, while the $42 thousand decrease on troubled debt restructurings reflects principal payments made since the end of 2007. An increase in Other Real Estate Owned of $117 thousand reflects the addition of one commercial property and one residential property during the first half of 2008.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	June 30, 2008	December 31, 2007
	--------------	-----------------
Non-accrual loans	$ 2,241	$ 2,225
Troubled debt restructurings	788	830
Accruing loans past due 90 days or more	488	518
	-------	-------
Total non-performing loans	$ 3,517	$ 3,573
Other real estate owned	119	-
	-------	-------
Total non-performing assets	$ 3,636	$ 3,573
	=======	=======

In addition to non-performing loans, as of June 30, 2008, the Corporation has identified 15 commercial loan relationships totaling $10.3 million in potential problem loans, as compared to $11.1 million (14 commercial loan relationships) at December 31, 2007. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which any factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. During the second quarter of 2008, the Corporation expensed $225 thousand to the provision for loan losses as compared to $475 thousand during the second quarter of 2007, a decrease of $250 thousand. This decrease was principally due to the fact that during the second quarter of 2007, the Corporation charged-off a commercial loan against the allowance for loan losses for which no previous allocation to the allowance had been made. This was partially offset, however, by higher consumer loan charge-offs during the second quarter of this year. Similarly, the year-to date provision for loan losses totaling $425 thousand was $175 thousand lower than the amount expensed during the first six months of last year, due principally to lower net commercial loan charge-offs, which were partially offset by an increase in net consumer loan charge-offs. At June 30, 2008, the Corporation's allowance for loan losses totaled $8.468 million, resulting in a coverage ratio of allowance to non-performing loans of 240.8%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first half of 2008 totaled $410 thousand compared to $552 thousand in the first half of last year. This decrease was principally due to a $420 thousand reduction in net commercial loan charge-offs, offset primarily by a $291 thousand increase in net consumer loan charge-offs. The allowance for loan losses to total loans at June 30, 2008 was 1.48% as compared to 1.57% as of December 31, 2007.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Six Months Ended June 30,
	---------------------------
	2008	2007
	--------	--------
Balance at beginning of period	$ 8,453	$ 7,983
Charge-offs:
Commercial, financial and agricultural	(217)	(609)
Commercial mortgages	-	-
Residential mortgages	-	(13)
Consumer loans	(484)	(212)
	--------	--------
Total	(701)	(834)
	--------	--------
Recoveries:
Commercial, financial and agricultural	213	185
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	78	97
	--------	--------
Total	291	282
	--------	--------
Net charge-offs	(410)	(552)
Provision charged to operations	425	600
	--------	--------
Balance at end of period	$ 8,468	$ 8,031
	========	========

Results of Operations

Second Quarter of 2008 vs. Second Quarter of 2007

Net income for the second quarter of 2008 totaled $2.272 million, an increase of $454 thousand as compared to second quarter 2007 net income of $1.818 million. Earnings per share increased 23.5% from $0.51 per share to $0.63 per share. This improvement in second quarter net income resulted principally from an increase in net interest income and a reduction in the provision for loan losses, partially offset by an increase in operating expenses and a higher effective tax rate.

Net interest income increased $1.162 million or 18.2% from $6.396 million during the second quarter of 2007 to $7.558 million during the second quarter of 2008, with the net interest margin increasing 28 basis points to 3.97%. This improvement in net interest income and margin resulted principally from an increase in average loans and securities, and a 79 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 26 basis point decrease in the average yield on earning assets. A $69.5 million or 10.0% increase in average earning assets was principally due to a $49.9 million or 9.7% increase in average loans, as well as increases in the average securities portfolio and federal funds sold and interest-bearing deposits of $13.1 million and $6.5 million, respectively. The increase in average loans is reflective of growth in all segments of the loan portfolio, with average consumer loans increasing $20.5 million, average mortgages increasing $16.3 million and average commercial loans increasing $13.1 million. Approximately $12.1 million of the increase in average loans is due to loans acquired in the M&T branch acquisition, primarily reflected in higher consumer loan averages. The increase in the average securities portfolio was due in large part to the leveraged securities transaction completed in the second quarter of this year. While on average, earning assets increased 10.0%, total interest and dividend income was up $558 thousand or 5.2%, as the average yield on earning assets declined 26 basis points to 5.98%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $76.5 million or 11.4% compared to second quarter 2007 averages, due primarily to a $69.3 million increase in average deposits and a $7.2 million increase in average other borrowed funds. Approximately $64.0 million of the increase in average deposits was related to the M&T branch acquisition. In total, average non-interest bearing deposits increased $9.7 million, while average interest-bearing deposits increased $59.6 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $32.1 million and $18.0 million, respectively. Additionally, average savings and NOW account balances increased $5.9 million and $3.7 million, respectively. The increase in average other borrowings was due to a $14.1 million increase in average securities sold under agreements to repurchase, somewhat offset by a $6.9 million decrease in average short term borrowings under the Corporation's line of credit with the FHLB. While average interest-bearing liabilities increased $66.8 million or 12.8%, interest expense decreased $604 thousand or 13.7%, as the average cost of interest-bearing liabilities decreased 79 basis points from 3.39% to 2.60%.

As discussed more fully under the Asset Quality section of this report, a $250 thousand decrease in the provision for loan losses as compared to the second quarter of 2007 was primarily due to a significantly lower level of net commercial loan charge-off's, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality and loan growth.

Non-interest income during the second quarter of 2008 compared to the second quarter of last year increased $87 thousand or 2.0%. This increase was impacted to a great extent by increases in Trust and Investment Center fee income and service charges on deposit accounts totaling $164 thousand and $99 thousand, respectively. The increase in Trust and Investment Center fee income was principally due to higher fee income associated with the Corporation's acquisition in May of 2007 of the trust department relationships of Partners Trust, while the increase in service charges is primarily due to higher fee income related to checks presented against insufficient funds. Other significant non-interest income increases included a $60 thousand increase in check card interchange fee income, as well as increases in revenue from the Corporation's equity investment in Cephas Capital Partners, LP ("Cephas") and cash management fees totaling $40 thousand and $36 thousand, respectively. The above increases were somewhat offset primarily by a $193 thousand decrease in gains on the sale of Other Real Estate Owned ("OREO"), as during the second quarter of 2007 the Corporation recognized a $193 thousand gain on the sale of a commercial property that had previously been foreclosed upon, as well as a $41 thousand decrease in revenue generated from OREO properties.

Second quarter 2008 operating expenses increased $765 thousand or 10.1% from the comparable period last year, due in large part to expenses associated with the M&T branch acquisition in March of this year and the Corporation's acquisition of the trust relationships of Partners Trust in May of 2007. Costs associated with these acquisitions represent approximately $607 thousand of the operating expense increase. Specific areas having the greatest impact on the total operating expense increase include a $272 thousand increase in salaries, a $184 thousand increase in employee benefit costs, a $166 thousand increase in net occupancy costs and a $90 thousand increase in amortization of intangible assets. The increase in salaries reflects additions to staff related to acquisitions as well as merit increases over the past year. The increase in the cost of employee benefits was principally due to a $97 thousand increase in health insurance costs and a non-recurring cost of $62 thousand for gas gift cards issued to staff during the second quarter. Higher occupancy expenses have been impacted by increased rent associated with our Binghamton, Herkimer, Oakdale Mall, Tioga and Vestal offices, as well as a land lease for a new office, which will replace our existing Cayuga Heights office following completion of construction. The increase in occupancy costs also reflects higher depreciation, maintenance and utilities. Higher amortization expense is related to acquisitions.

A $280 thousand increase in income tax expense and the increase in the effective tax rate from 30.4% in the second quarter of 2007 to 32.1% in the second quarter of this year resulted principally from an increase in pre-tax income as well as a decrease in the relative percentage of tax-exempt income to pre-tax income.

Year-To Date 2008 vs. Year-To-Date 2007

Net income for the six-month period ended June 30, 2008 totaled $4.414 million, an increase of $896 thousand compared to net income of $3.518 million for the six-month period ended June 30, 2007. Earnings per share increased 25.5% from $0.98 per share to $1.23 per share. This increase in year-to-date net income resulted principally from increases in net interest income and non-interest income, as well as a reduction in the provision for loan losses, somewhat offset by an increase in operating expenses and a higher effective tax rate.

Net interest income increased $2.078 million or 16.6% from $12.515 million to $14.593 million, with the net interest margin increasing 31 basis points to 3.98%. This improvement in net interest income and margin resulted principally from an increase in average loans and a 60 basis point decrease in the average cost of interest-bearing liabilities, somewhat offset by a 10 basis point decrease in the average yield on earning assets. A $50.0 million or 7.3% increase in average earning assets reflects a $53.0 million increase in average loans and a $4.9 million increase in average federal funds sold and interest-bearing deposits, somewhat offset by a $7.9 million decrease in the average securities portfolio. The increase in average loans is reflective of growth in all segments of the loan portfolio, with average consumer loans increasing $23.7 million, average mortgages increasing $20.0 million and average commercial loans increasing $9.3 million. Approximately $7.3 million of the increase in average loans is due to loans acquired in the M&T branch acquisition. While on average, earning assets increased 7.3%, total interest and dividend income was up $1.237 million or 5.8%, as the average yield on earning assets was down 10 basis points to 6.13%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $54.1 million or 8.2% compared to year-to-date 2007 averages, due to increases in average deposits and other borrowed funds of $47.2 million and $6.9 million, respectively. Approximately $38.5 million of the increase in average deposits was related to the M&T branch acquisition. In total, average non-interest bearing deposits increased $6.2 million, while average interest-bearing deposits increased $41.0 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $22.1 million and $13.9 million, respectively. Additionally, average savings and NOW account balances increased $2.9 million and $2.2 million, respectively. The increase in average other borrowings was primarily due to a $5.6 million increase in average securities sold under agreements to repurchase. While average interest-bearing liabilities increased $48.0 million or 9.3%, interest expense decreased $841 thousand or 9.7%, as the average cost of interest-bearing liabilities decreased 60 basis points from 3.40% to 2.80%.

As discussed more fully under the Asset Quality section of this report, a $175 thousand decrease in the provision for loan losses as compared to the second quarter of 2007 was primarily due to a significantly lower level of net commercial loan charge-off's, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality and loan growth.

Non-interest income for the first half of 2008 increased $1.011 million or 12.5% when compared to the comparable period last year. This increase was due in large part to a $757 thousand increase in Trust and Investment Center fee income and a $580 thousand increase in gains on securities transactions. The increase in Trust and Investment Center fee income reflects additional revenue resulting from the acquisition of the trust relationships of Partners Trust in May of 2007. The increase in gains on securities transactions was impacted to a great extent by the initial public offering ("IPO") of Visa, Inc. ("Visa") during the first quarter of this year. As a Visa member institution, the Corporation was issued shares of Visa prior to the IPO, approximately 39% of which were redeemed by Visa following the IPO, resulting in a net pre-tax gain of $411 thousand. Other significant increases include a $257 thousand increase in service charges, a $102 thousand increase in check card interchange fee income and a $97 thousand increase in revenue from the Corporation's equity investment in Cephas. These increases were somewhat offset primarily by a $656 thousand decrease in gains on the sale of OREO related to the sale of two commercial properties during the first half of 2007.

Operating expenses for the first six months of this year increased $1.745 million or 11.7%, with approximately $1.4 million of this increase related to acquisitions. As was the case with the second quarter operating expense increase, and for reasons discussed above, areas significantly impacting this increase include a $495 thousand increase in salaries, a $416 thousand increase in amortization of intangible assets, a $398 thousand increase in net occupancy costs and a $236 thousand increase in the cost of employee benefits. The increase in amortization of intangible assets includes $226 thousand in accelerated amortization of the intangible related to the purchase of the trust relationships of Partners Trust associated with the closing of a large account during the first quarter of this year. In addition to the above, data processing expenses increased $207 thousand, primarily due to higher software maintenance costs, expenses related to the conversion of former M&T accounts and check card processing costs.

The $622 thousand increase in income tax expense and the increase in the effective tax rate from 30.1% for the first half of 2007 to 32.6% for the first half of this year were primarily due to an increase in pre-tax income, as well as a decrease in the relative percentage of tax-exempt income to pre-tax income.

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

		Six Months Ended June 30, 2008			Six Months Ended June 30, 2007			Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$554,259	$18,342	6.65%	$501,281	$17,219	6.93%	$564,774	$9,138	6.51%	$514,864	$8,864	6.90%
Taxable securities	156,227	3,660	4.71%	161,397	3,503	4.38%	171,844	2,001	4.68%	158,212	1,725	4.37%
Tax-exempt securities	19,191	366	3.83%	21,917	432	3.97%	20,693	195	3.78%	21,275	210	3.96%
Federal funds sold	5,742	67	2.36%	2,023	52	5.24%	5,716	31	2.17%	1,287	17	5.26%
Interest-bearing deposits	1,504	16	2.14%	315	8	4.99%	2,463	13	2.05%	348	4	4.93%
Total earning assets	736,923	22,451	6.13%	686,933	21,214	6.23%	765,490	11,378	5.98%	695,986	10,820	6.24%

Non-earning assets:
Cash and due from banks	24,015			21,725			23,963			21,972
Premises and equipment, net	23,387			21,563			23,595			21,525
Other assets	34,391			25,470			38,339			26,792
Allowance for loan losses	(8,495)			(8,095)			(8,492)			(8,139)
AFS valuation allowance	8,214			4,843			7,980			5,419
Total	$818,435			$752,439			$850,875			$763,555

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	39,809	128	0.65%	37,621	68	0.36%	41,707	67	0.65%	37,989	34	0.36%
Savings and insured money market deposits	188,016	1,125	1.20%	163,106	1,454	1.80%	201,300	529	1.06%	163,367	728	1.79%
Time deposits	260,633	5,067	3.91%	246,718	5,481	4.48%	265,666	2,453	3.71%	247,665	2,739	4.44%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	75,963	1,538	4.07%	69,007	1,696	4.96%	81,769	771	3.79%	74,595	923	4.97%
Total interest-bearing liabilities	564,421	7,858	2.80%	516,452	8,699	3.40%	590,442	3,820	2.60%	523,616	4,424	3.39%

Non-interest-bearing liabilities:
Demand deposits	152,423			146,273			158,770			149,114
Other liabilities	11,665			7,097			11,199			7,561
Total liabilities	728,509			669,822			760,411			680,291
Shareholders' equity	89,926			82,617			90,464			83,264
Total	$818,435			$752,439			$850,875			$763,555
Net interest income		$14,593			$12,515			$7,558			$6,396
Net interest rate spread			3.33%			2.83%			3.38%			2.85%
Net interest margin			3.98%			3.67%			3.97%			3.69%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):

	Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007			Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$1,808	$ (685)	$1,123	$ 810	$ (536)	$ 274
Taxable securities	(112)	269	157	151	125	276
Tax-exempt securities	(51)	(15)	(66)	(5)	(10)	(15)
Federal funds sold	56	(41)	15	29	(15)	14
Interest-bearing deposits	15	(7)	8	13	(4)	9

Total earning assets	$1,576	$ (339)	$1,237	$1,026	$ (468)	$ 558

Interest paid on:
Demand deposits	4	56	60	4	29	33
Savings and insured money market deposits	200	(529)	(329)	142	(341)	(199)
Time deposits	303	(717)	(414)	186	(472)	(286)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	162	(320)	(158)	82	(234)	(152)

Total interest-bearing liabilities	$ 769	$(1,610)	$(841)	$ 513	$(1,117)	$ (604)

Net interest income	$ 807	$ 1,271	$2,078	$ 513	$ 649	$ 1,162

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At June 30, 2008, the Corporation maintained a $149.4 million line of credit with the FHLB, as compared to $144.4 million at June 30, 2007.

During the first six months of 2008, cash and cash equivalents increased $7.4 million as compared to an increase of $1.7 million during the first six months of last year. In addition to cash provided by operating activities, a major source of cash was the net cash received in the M&T branch acquisition totaling $43.5 million. The major factors netting to this included cash received for the deposits assumed totaling $64.6 million, which was offset primarily by the purchase of $12.6 million of loans, the payment of an $8.4 million premium for the deposits assumed, and the purchase of fixed assets totaling $120 thousand. Other primary sources of cash during the first six months of 2008 included proceeds from maturities and principal payments on securities totaling $53.0 million, a $33.5 million increase in securities sold under agreements to repurchase, an $18.7 million increase in other deposits and $1.0 million in net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund purchases of securities totaling $97.9 million, a $24.4 million net reduction of FHLB advances, an $18.5 million net increase in loans, payment of cash dividends totaling $1.8 million and the purchase of fixed assets in the amount of $1.3 million.

In addition to cash provided by operating activities, other primary sources of cash during the first six months of 2007 included proceeds from maturities and principal payments on securities totaling $27.3 million, a $27.9 million net increase in FHLB advances, a $12.0 million increase in deposits and proceeds from the sale of OREO totaling $2.3 million. Proceeds from the above were used primarily to fund a $53.9 million net increase in loans, purchases of securities totaling $11.1 million, a $5.3 million purchased intangible related to the purchase of the trust business of

Partners Trust, payment of cash dividends totaling $1.7 million, a $1.3 million increase in FHLB and Federal Reserve Bank stock, and the purchase of fixed assets and treasury shares in the amounts of $1.2 million and $1.1 million, respectively.

As of June 30, 2008, the Corporation's consolidated leverage ratio was 8.57%. The Tier I and Total Risk Adjusted Capital ratios were 11.88% and 13.66%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2008, the Corporation declared cash dividends of $0.50 per share compared with $0.48 per share declared during the first six months of 2007, an increase of 4.2%.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 15, 2006, the Corporation's Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its then outstanding common shares, either through open market purchases or privately negotiated transactions over a two-year period. During the first six months of 2008, the Corporation purchased 10,318 shares at an average price of $27.73 per share. As of June 30, 2008, a total of 62,443 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first six months of 2008, 15,821 shares were re-issued from treasury to fund the stock component of directors' 2007 compensation, the stock component of an executive officer's 2007 bonus, a distribution under the Corporation's directors' deferred compensation plan and the Corporation's profit sharing, savings and investment plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At June 30, 2008, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 3.08% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 3.53%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At June 30, 2008, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 6.03% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 8.20%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first six months of 2008.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	4/1/08-4/30/08	1,050	$26.75	1,050	122,012
	5/1/08-5/31/08	4,110	$27.48	4,110	117,902
	6/1/08-6/30/08	345	$26.20	345	117,557
	Quarter ended 6/30/08	5,505 ======	$27.26 ======	5,505 ======	117,557 =======
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

Item 4.				Submission of Matters to a Vote of Security Holders
(a)				May 7, 2008-Annual Meeting

(b)				The following directors were elected at the Annual Meeting of Shareholders on May 7, 2008 for a term of three years expiring in 2011:
NAME				FOR	WITHHELD
Robert E. Agan				3,055,333	5,028
Stephen M. Lounsberry III				3,056,578	3,783
Thomas K. Meier				3,055,454	4,907
Charles M. Streeter, Jr.				3,055,724	4,637

Directors serving after the meeting whose terms expire in 2009:
David J. Dalrymple				John F. Potter
William D. Eggers				Jan P. Updegraff

Directors serving after the meeting whose terms expire in 2010:
Ronald M. Bentley				Ralph H. Meyer
Robert H. Dalrymple				Richard W. Swan
Clover M. Drinkwater

(c)				Matters voted upon (refer to b)
(d)				Not applicable

Item 6.				Exhibits
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

CHEMUNG FINANCIAL CORPORATION
DATE:	August 8, 2008	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	August 8, 2008	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING JUNE 30, 2008

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