Form 10-Q
period 2008-09-30
CHEMUNG FINANCIAL CORP
filed 2008-11-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2008
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 31, 2008 was 3,510,886.

END OF PAGE

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

END OF PAGE

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	------------	------------
ASSETS
Cash and due from financial institutions	$ 26,431,162	$ 29,095,659
Interest-bearing deposits in other financial institutions	1,069,820	282,676
	------------	------------
Total cash and cash equivalents	27,500,982	29,378,335
	------------	------------

Securities available for sale, at estimated fair value	196,023,633	165,321,115
Securities held to maturity, estimated fair value of $8,545,586 at September 30, 2008 and $4,575,465 at December 31, 2007	8,172,067	4,479,815
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,104,450	5,901,550

Loans, net of deferred origination fees and costs, and unearned income	572,836,903	539,522,490
Allowance for loan losses	(8,744,086)	(8,452,819)
	------------	------------
Loans, net	564,092,817	531,069,671
	------------	------------

Loans held for sale	110,933	39,400
Premises and equipment, net	24,003,747	23,220,106
Goodwill	9,137,929	1,516,666
Other intangible assets, net	6,253,764	5,629,776
Other assets	23,319,648	22,317,085
	------------	------------

Total assets	$862,719,970	$788,873,519
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$153,373,477	$145,491,880
Interest-bearing	503,795,862	427,108,049
	------------	------------
Total deposits	657,169,339	572,599,929
	------------	------------

Securities sold under agreements to repurchase	64,855,357	31,212,292
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	21,100,000	62,400,000
Accrued interest payable	1,388,607	1,292,442
Dividends payable	877,414	879,682
Other liabilities	9,371,011	12,374,224
	------------	------------
Total liabilities	774,761,728	700,758,569
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2008 and December 31, 2007	43,001	43,001
Additional-paid-in capital	22,865,419	22,801,241
Retained earnings	85,207,674	81,029,531
Treasury stock, at cost (793,563 shares at September 30, 2008; 781,481 shares at December 31, 2007)	(20,448,466)	(20,138,214)
Accumulated other comprehensive income	290,614	4,379,391
	------------	------------
Total shareholders' equity	87,958,242	88,114,950
	------------	------------

Total liabilities and shareholders' equity	$862,719,970	$788,873,519
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Nine Months Ended		Three Months Ended
	-------------------		---------------------
	September 30,		September 30,
	-------------		--------------
INTEREST AND DIVIDEND INCOME	2008	2007	2008	2007
	------	------	------	------
Loans, including fees	$27,613,035	$26,594,888	$ 9,271,191	$ 9,375,715
Taxable securities	5,798,393	5,239,309	2,138,013	1,736,153
Tax exempt securities	585,786	619,053	220,332	187,455
Federal funds sold	67,930	55,053	563	2,444
Interest-bearing deposits	17,486	11,799	1,448	3,992
	-----------	-----------	-----------	-----------
Total interest and dividend income	34,082,630	32,520,102	11,631,547	11,305,759
	-----------	-----------	-----------	-----------
INTEREST EXPENSE

Deposits	9,062,392	10,522,145	2,741,932	3,518,864
Borrowed funds	1,051,183	1,478,963	339,120	706,982
Securities sold under agreements to repurchase	1,389,968	1,392,972	563,938	468,874
	-----------	-----------	-----------	-----------
Total interest expense	11,503,543	13,394,080	3,644,990	4,694,720
	-----------	-----------	-----------	-----------

Net interest income	22,579,087	19,126,022	7,986,557	6,611,039
Provision for loan losses	850,000	850,000	425,000	250,000
	-----------	-----------	-----------	-----------
Net interest income after provision for loan losses	21,729,087	18,276,022	7,561,557	6,361,039
	-----------	-----------	-----------	-----------

Other operating income:
Trust & investment services income	5,108,979	4,546,192	1,613,962	1,808,486
Service charges on deposit accounts	3,773,194	3,431,011	1,336,271	1,251,237
Net gain on securities transactions	589,456	9,680	-	-
Net gain on sales of loans held for sale	90,772	-	33,220	-
Credit card merchant earnings	1,186,092	1,231,720	437,150	459,241
Gain on sale of other real estate	-	671,923	-	15,600
Other	2,509,928	2,442,103	765,364	736,819
	-----------	-----------	-----------	-----------
Total other operating income	13,258,421	12,332,629	4,185,967	4,271,383
	-----------	-----------	-----------	-----------

Other operating expenses:
Salaries and wages	9,868,813	9,085,521	3,385,931	3,097,262
Pension and other employee benefits	1,717,120	1,519,383	528,962	567,681
Net occupancy expenses	3,000,729	2,425,941	979,116	801,936
Furniture and equipment expenses	1,487,031	1,461,219	478,668	421,641
Data processing expense	3,111,226	2,844,269	1,059,054	998,869
Amortization of intangible assets	934,678	445,567	260,917	187,796
Other	4,703,458	4,634,383	1,440,226	1,396,162
	-----------	-----------	-----------	-----------
Total other operating expenses	24,823,055	22,416,283	8,132,874	7,471,347
	-----------	-----------	-----------	-----------
Income before income tax expense	10,164,453	8,192,368	3,614,650	3,161,075
Income tax expense	3,347,011	2,521,435	1,211,040	1,007,930
	-----------	-----------	-----------	-----------
Net income	$ 6,817,442	$ 5,670,933	$ 2,403,610	$ 2,153,145
	===========	===========	===========	===========

Weighted average shares outstanding	3,596,219	3,594,576	3,592,087	3,583,432
	===========	===========	===========	===========

Basic and diluted earnings per share	$1.90	$1.58	$0.67	$0.60
	===========	===========	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	--------	----------	-----------	------------	------------	----------
Balances at December 31, 2006	$ 43,001	$22,652,405	$77,183,407	$(19,496,106)	$ 1,915,554	$82,298,261
Comprehensive Income:
Net income	-	-	5,670,933	-	-	5,670,933
Change in unrealized gain on securities AFS, net	-	-	-	-	1,782,827	1,782,827
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	46,103	46,103
						---------
Total comprehensive income						7,499,863

Restricted stock units for directors' deferred compensation plan	-	63,235	-	-	-	63,235
Cash dividends declared ($.72 per share)	-	-	(2,533,577)	-	-	(2,533,577)
Distribution of 7,334 shares of treasury stock for directors' compensation	-	54,265	-	187,017	-	241,282
Distribution of 1,230 shares restricted stock units for directors' deferred compensation plan	-	(27,659)	-	31,476	-	3,817
Distribution of 1,000 shares of treasury stock for employee compensation	-	3,250	-	25,750	-	29,000
Purchase of 36,813 shares of treasury stock	-	-	-	(1,141,908)	-	(1,141,908)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at September 30, 2007	$ 43,001	$22,745,496	$80,320,763	$(20,393,771)	$ 3,744,484	$86,459,973
	=========	===========	===========	==============	===========	===========

Balances at December 31, 2007	$ 43,001	$22,801,241	$81,029,531	$(20,138,214)	$ 4,379,391	$88,114,950
Comprehensive Income:
Net income	-	-	6,817,442	-	-	6,817,442
Change in unrealized gain on securities AFS, net	-	-	-	-	(4,088,620)	(4,088,620)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(157)	(157)
						-----------
Total comprehensive income						2,728,665

Restricted stock units for directors' deferred compensation plan	-	75,758	-	-	-	75,758
Cash dividends declared ($.75 per share)	-	-	(2,639,299)	-	-	(2,639,299)
Distribution of 8,227 shares of treasury stock for directors' compensation	-	12,180	-	212,010	-	224,190
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Distribution of 1,273 shares of treasury stock for directors' deferred compensation plan	-	(30,818)	-	32,818	-	2,000
Sale of 5,000 shares of treasury stock	-	6,100	-	128,900	-	135,000
Purchase of 27,903 shares of treasury stock	-	-	-	(718,022)	-	(718,022)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at September 30, 2008	$ 43,001	$22,865,419	$85,207,674	$(20,448,466)	$ 290,614	$87,958,242
	=========	===========	===========	==============	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
	-----	-----
Net income	$ 6,817,442	$ 5,670,933
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	934,678	445,567
Provision for loan losses	850,000	850,000
Depreciation and amortization of fixed assets	1,986,058	1,931,757
Amortization of premiums on securities, net	(4,990)	41,332
Accretion of deferred gain on sale of credit cards	-	(77,569)
Gains on sales of loans held for sale, net	(90,772)	-
Proceeds from sales of loans held for sale	2,997,289	-
Loans originated and held for sale	(2,978,050)	-
Net loss (gain) on sale of other real estate owned	2,497	(656,849)
Net gain on securities transactions	(589,456)	(9,680)
(Increase) decrease in other assets	(808,904)	165,552
Increase in accrued interest payable	96,165	123,858
Expense related to restricted stock units for directors' deferred compensation plan	75,758	63,235
Expense related to employee stock compensation	35,000	29,000
(Decrease) increase in other liabilities	(447,470)	1,440,835
Origination of student loans	(3,409,921)	(5,556,491)
Proceeds from sales of student loans	7,647,892	4,897,836
	-----------	-----------
Net cash provided by operating activities	13,113,216	9,359,316
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of and principal collected on securities available for sale	58,049,751	29,732,854
Proceeds from maturities of and principal collected on securities held to maturity	1,199,969	3,507,917
Purchases of securities available for sale	(94,826,153)	(10,100,000)
Purchases of securities held to maturity	(4,892,221)	(1,457,650)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(16,499,900)	(17,542,800)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	18,297,000	16,254,000
Purchases of premises and equipment	(2,509,287)	(2,260,468)
Cash paid for purchase of trust business	-	(5,301,983)
Net cash received in branch acquisition	43,542,640	-
Cash paid for purchase of Cascio Financial Strategies	(250,000)	-
Proceeds from sale of other real estate owned	22,823	2,406,048
Net increase in loans	(25,869,159)	(65,381,803)
	-----------	------------
Net cash used by investing activities	(23,734,537)	(50,143,885)
	-----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	24,420,777	(1,709,056)
Net (decrease) increase in time deposits and individual retirement accounts	(4,795,284)	18,769,336
Net increase in securities sold under agreements to repurchase	33,643,065	1,581,437
Proceeds from Federal Home Loan Bank overnight advances	21,100,000	35,000,000
Repayments of Federal Home Loan Bank overnight advances	(62,400,000)	(7,900,000)
Purchase of treasury stock	(718,022)	(1,141,908)
Sale of treasury stock	135,000	-
Cash dividends paid	(2,641,568)	(2,540,459)
	-----------	-----------
Net cash provided by financing activities	8,743,968	42,059,350
	-----------	-----------
Net (decrease) increase in cash and cash equivalents	(1,877,353)	1,274,781
Cash and cash equivalents, beginning of period	29,378,335	26,590,274
	-----------	-----------
Cash and cash equivalents, end of period	$27,500,982	$27,865,055
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,407,378	$13,270,222
	===========	===========
Income Taxes	$ 3,320,850	$ 30,972
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 218,980	$ 27,200
	===========	===========
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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2008 and December 31, 2007, and results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,596,219 and 3,594,576 weighted average shares outstanding for the nine-month periods ended September 30, 2008 and 2007, respectively and 3,592,087 and 3,583,432 weighted average shares outstanding for the three-month periods ended September 30,2008 and 2007, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the nine-month periods ended September 30, 2008 or 2007.

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

4. Fair Value

Statement 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs), or significant unobservable inputs including the use of management's internal assumptions about future cash flows and discount rates adjusted for credit and liquidity risk when relevant observable market data does not exist (Level 3 inputs). The Corporation measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurement at September 30, 2008 Using ----------------------------------------------------
Assets:	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	-------------	-------------------	------------------	------------------
Available for sale securities	$196,023,633	$ 10,849,743	$182,348,889	$ 2,825,000
	=============	=============	=============	=============

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurement at September 30, 2008 Using Significant Unobservable Inputs (Level 3)
September 30, 2008
Assets:	------------	--------------------------------------
Impaired Loans	$ 1,926,523	$ 1,926,523
	============	============

Impaired loans had a carrying amount of $2,285,871, with a valuation allowance of $359,348 at September 30, 2008.

5. Business Combinations

On March 14, 2008, the Bank completed the acquisition of three branches from Manufacturers and Traders Trust Company ("M&T") in the New York counties of Broome and Tioga. This acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"). This acquisition represented an expansion of our presence in both Broome and Tioga counties, an opportunity to add to our client base, and provided an additional funding source to support future growth. In this transaction, the Bank made a cash payment of approximately $8.4 million, assumed approximately $64.6 million of deposits and acquired $12.6 million in loans. The results of operation of the acquired branches are included in the Corporation's consolidated financial statements from the date of acquisition. Estimated fair values of the assets and liabilities acquired are being finalized. However, based on initial estimates, the identified intangible asset from this acquisition is a core deposit intangible of $1.1 million which is being amortized over 10 years. Goodwill resulting from the acquisition was $7.6 million. Pro forma financial information is not presented based on management's conclusion that the impact to the Corporation's consolidated results is not material.

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

6. Intangible Assets

The following table presents information relative to the Corporation's core deposit intangible ("CDI") related to the acquisition of deposits from the Resolution Trust Company in 1994:

	At September 30, 2008	At December 31, 2007
	------------------	------------------
Original core deposit intangible	$ 5,965,794	$ 5,965,794
Less: Accumulated amortization	5,700,647	5,402,357
	-----------	-----------
Carrying amount	$ 265,147	$ 563,437
	============	============

Amortization expense for the nine months ended September 30, 2008 and 2007 related to the CDI was $298,290. As of September 30, 2008, the remaining amortization period for the Corporation's CDI was approximately 0.67 years. The estimated amortization expense is $397,719 for the year ending December 31, 2008, with $165,718 in amortization expense in 2009.

The following table presents information relative to the Corporation's CDI related to the acquisition of three former M&T Bank branch offices on March 14, 2008. The Corporation assumed approximately $64.6 million of deposits and acquired $12.6 million in loans:

At September 30, 2008
------------------
Original core deposit intangible	$ 1,058,667
Less: Accumulated amortization	112,283
------------
Carrying amount	$ 946,384
============

Amortization expense for the nine months ended September 30, 2008 related to the CDI was $112,283. The remaining amortization period is approximately 9.37 years. The following table represents the estimated amortization expense based on a 10 year accelerated method:

Year	Estimated Expense
-----	-----------------
2008	$ 160,404
2009	$ 176,444
2010	$ 157,196
2011	$ 137,948
2012	$ 118,699
2013	$ 99,450
2014	$ 80,202
2015	$ 60,954
2016	$ 41,705
2017	$ 2,457
2018	$ 3,208
-----------
Total	$1,058,667
============

The following table presents information relative to the Corporation's purchase of the trust business of Partners Trust Financial Group, Inc. on May 3, 2007. At that time, the Corporation acquired $351 million of trust assets under administration at fair value:

	At September 30, 2008	At December 31, 2007
	------------------	-----------------
Original customer relationship intangible	$ 5,301,983	$ 5,301,983
Less: Accumulated amortization	726,417	235,644
	-----------	-----------
Carrying amount	$ 4,575,566	$ 5,066,339
	============	============

Amortization expense for the nine months ended September 30, 2008 related to the customer relationship intangible was $490,773. As of September 30, 2008, the remaining amortization period was approximately 12.94 years. The estimated amortization expense is $579,139 for the year ending December 31, 2008 and $353,466 for each of the years ending December 31, 2009 through December 31, 2020, with $245,608 in amortization expense in 2021.

The following table presents information relative to the Corporation's wholly owned subsidiary, CFS Group Inc., acquisition of Cascio Financial Strategies on May 13, 2008:

At September 30, 2008
-----------------
Original customer relationship intangible	$ 500,000
Less: Accumulated amortization	33,333
----------
Carrying amount	$ 466,667
===========

Amortization expense for the nine months ended September 30, 2008 related to the customer relationship intangible was $33,333. As of September 30, 2008, the remaining amortization period was approximately 4.66 years. The estimated amortization expense is $58,333 for the year ending December 31, 2008 and $100,000 for each of the years ending December 31, 2009 through December 31, 2012, with $41,667 in amortization expense in 2013.

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

Comprehensive income for the three and nine-month periods ended September 30, 2008 was $1,851,300 and $2,728,665, respectively. Comprehensive income for the three and nine-month periods ended September 30, 2007 was $3,390,298 and $7,499,863, respectively.

The following summarizes the components of other comprehensive (loss) income:

Other Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	-------------------		------------------
	2008	2007	2008	2007
	------	------	------	------
Change in unrealized holding (losses) gains on securities available for sale	$(903,052)	$1,999,389	$(6,078,874)	$2,896,743
Reclassification adjustment net gains realized in net income	-	-	(589,456)	(9,680)
	----------	----------	------------	-----------
Net unrealized (losses) gains	(903,052)	1,999,389	(6,668,330)	2,887,063
Tax effect	(349,353)	773,484	(2,579,710)	1,104,236
	----------	----------	------------	-----------
Net of tax amount	$(553,699)	$1,225,905	$(4,088,620)	$1,782,827

Change in funded status of defined benefit pension plan and other benefit plans	2,265	18,344	(257)	75,194
Tax effect	876	7,096	(100)	29,091
	----------	----------	------------	-----------
Net of tax amount	1,389	11,248	(157)	46,103
	----------	----------	------------	-----------
Total other comprehensive (loss) income	$(552,310)	$1,237,153	$(4,088,777)	$1,828,930
	==========	==========	============	===========

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

9. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	September 30, 2008		December 31, 2007
	-----------------		------------------
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	--------------	-------------	--------------	--------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 64,953,252	$ 64,415,685	$ 81,752,335	$ 81,943,717
Mortgage-backed securities	104,518,250	103,531,914	57,005,556	56,284,754
Obligations of states and political subdivisions	16,278,690	16,080,152	13,371,458	13,482,956
Trust Preferred securities	5,603,013	4,325,000	1,851,849	2,082,665
Corporate bonds and notes	2,500,000	1,250,000	2,500,000	2,358,565
Corporate stocks	827,150	6,420,882	828,308	9,168,458
	------------	------------	------------	------------
Total	$194,680,355	$196,023,633	$157,309,506	$165,321,115
	============	============	============	============

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Management has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. With the exception of two trust preferred security pools included above, all of the temporary impairments in the securities portfolio are due to their direct relationship to the movement in market interest rates, rather than credit quality issues. At September 30, 2008, these two trust preferred security pools had a combined estimated fair value of $2.8 million and amortized cost of $3.7 million. Currently, these securities are rated A2 and A1 by Moody's Investors Service and A- by Fitch, Inc. and have not changed since they were purchased. Management believes the decline in market value of these securities is temporary and is due mainly to the current liquidity issues within the credit markets.

Accordingly, as of September 30, 2008, management believes the impairments in the portfolio are temporary and no impairment loss has been realized in the Corporation's consolidated income statements.

10. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	September 30, 2008	December 31, 2007
	----------------	---------------
Residential mortgages	$ 157,145,278	$ 159,626,837
Commercial mortgages	84,708,326	70,631,809
Commercial, financial and agricultural	134,813,760	131,071,275
Indirect consumer loans	103,895,308	90,737,964
Consumer loans	92,274,231	87,454,605
	-------------	-------------
	$ 572,836,903	$ 539,522,490
	=============	=============

The following table summarizes the Corporation's non-performing assets:

	September 30, 2008	December 31, 2007
	----------------	----------------
Non-accrual loans	$ 2,148,131	$ 2,224,622
Troubled debt restructurings	765,514	830,258
Accruing loans past due 90 days or more	861,034	517,967
	-----------	-----------
Total non-performing loans	$ 3,774,679	$ 3,572,847
Other real estate owned	193,660	-
	-----------	-----------
Total non-performing assets	$ 3,968,339	$ 3,572,847
	===========	===========

Year to date activity in the allowance for loan losses was as follows:

	September 30, 2008	September 30, 2007
	----------------	----------------
Balance at beginning of period	$ 8,452,819	$ 7,983,256
Provision charged to operations	850,000	850,000
Loans charged-off	(930,687)	(968,393)
Recoveries	371,954	388,481
	------------	------------
Balance at end of period	$ 8,744,086	$ 8,253,344
	============	============

At September 30, 2008 and December 31, 2007, the recorded investment in loans that are considered to be impaired totaled $2,285,871 and $2,634,969, respectively. Included in the September 30, 2008 amount are impaired loans of $716,550 for which an impairment allowance has been recognized. The related impairment allowance was $359,348. The December 31, 2007 amount includes $789,791 of impaired loans with a related impairment allowance of $340,807.

11. Components of Quarterly Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	-----	-----	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 235,072	$ 130,063	$ 538,934	$ 428,862
Interest cost on projected benefit obligation	408,784	249,961	1,011,194	890,611
Expected return on plan assets	(830,870)	(467,315)	(2,026,744)	(1,718,615)
Amortization of unrecognized transition obligation	245	13,053	599	48,003
Amortization of unrecognized prior service cost	27,256	16,541	66,504	60,941
Amortization of unrecognized net loss	-	-	-	-
	-----------	-----------	------------	------------
Net periodic pension benefit	$ (159,513)	$ (57,697)	$ (409,513)	$ (290,198)
	===========	===========	============	============

Supplemental Pension
Service cost, benefits earned during the period	$ 3,716	$ 4,375	$ 11,149	$ 13,125
Interest cost on projected benefit obligation	14,020	13,375	42,060	40,125
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	1	375	3	1,125
Amortization of unrecognized net loss	1,013	13,500	3,038	40,500
	-----------	-----------	-----------	------------
Net periodic supplemental pension expense	$ 18,750	$ 31,625	$ 56,250	$ 94,875
	===========	===========	===========	============

Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 7,750	$ 6,625	$ 23,250	$ 19,875
Interest cost on projected benefit obligation	18,500	18,500	55,500	55,500
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(24,250)	(24,250)	(72,750)	(72,750)
Amortization of unrecognized net gain	(2,000)	(875)	(6,000)	(2,625)
	-----------	-----------	----------	------------
Net periodic postretirement, medical and life expense	$ -	$ -	$ -	$ -
	===========	===========	===========	============

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

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
(dollars in thousands)	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	---------	------------	--------	----------	----------	------------
Net interest income	$ 7,984	$ -	3	$ 7,987	$ 22,565	$ -	$ 14	$ 22,579
Provision for loan losses	425	-	-	425	850	-	-	850
	--------	-------	--------	--------	--------	------	-------	--------
Net interest income after provision for loan losses	7,559	-	3	7,562	21,715	-	14	21,729
Other operating income	2,475	1,614	97	4,186	7,772	5,109	377	13,258
Other operating expenses	6,558	1,436	139	8,133	19,607	4,836	380	24,823
	--------	-------	--------	--------	--------	------	-------	--------
Income before income tax expense	3,476	178	(39)	3,615	9,880	273	11	10,164
Income tax expense (benefit)	1,173	69	(31)	1,211	3,285	106	(44)	3,347
	--------	-------	--------	--------	--------	------	-------	--------
Segment net income	$ 2,303	$ 109	(8)	$ 2,404	$ 6,595	$ 167	55	$ 6,817
	========	=======	========	========	========	======	=======	========
Segment assets					$852,220	$7,208	$3,292	$862,720
					========	======	=======	========

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	--------	------------	--------	----------	----------	------------
Net interest income	$ 6,604	$ -	$ 7	$ 6,611	$ 19,101	$ -	$ 25	$ 19,126
Provision for loan losses	250	-	-	250	850	-	-	850
	--------	------	--------	--------	--------	------	-------	--------
Net interest income after provision for loan losses	6,354	-	7	6,361	18,251	-	25	18,276
Other operating income	2,348	1,809	114	4,271	7,464	4,546	323	12,333
Other operating expenses	6,084	1,311	76	7,471	18,415	3,684	318	22,417
	--------	------	--------	--------	--------	-------	-------	--------
Income before income tax expense	2,618	498	45	3,161	7,300	862	30	8,192
Income tax expense (benefit)	811	194	3	1,008	2,218	336	(33)	2,521
	--------	------	--------	--------	--------	------	-------	--------
Segment net income	$ 1,807	304	42	$ 2,153	$ 5,082	$ 526	$ 63	$ 5,671
	========	======	========	========	========	======	=======	========
Segment assets					$780,907	$7,465	$2,848	$791,219
					========	======	=======	========

13. Subsequent Events

Subsequent to the end of the third quarter of 2008, the Bank entered into a "Merchant Asset Purchase Agreement" with Elavon, Inc. (Elavon) to sell, transfer and assign to Elavon all right, title and interest of the Bank in all of the Bank's assets and interest, both tangible an intangible, used in the conduct of merchant card processing. The Bank expects to realize a pre-tax gain of approximately $460 thousand in the fourth quarter of 2008 related to this transaction. The Bank will also receive ongoing fee income under the terms of a "Marketing and Sales Alliance Agreement" with Elavon. The transaction will have a negative impact on future non-interest income of approximately $1.4 million, which will be offset by a like reduction in operating expenses, resulting in a nominal impact on future net income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and nine-month periods ended September 30, 2008, with comparisons to the comparable periods in 2007, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2008. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the level of the allowance required to cover probable incurred credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Real Estate values in the Corporation's market area have not increased dramatically in the prior several years, and, as a result, current declines in Real Estate values have been modest. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

Management also considers the accounting policy relating to other-than-temporary impairment of investment securities to be a critical accounting policy. If the Company deems any investment security's decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2008, there were no other-than-temporary impairments of the Company's investment securities.

Financial Condition

Consolidated assets at September 30, 2008 totaled $862.7 million, an increase of $73.8 million or 9.4% since December 31, 2007. As discussed in greater detail below, this increase was due in large part to the Corporation's acquisition of three branch offices from Manufacturers and Traders Trust Company ("M&T") on March 14, 2008. At that time, the Corporation assumed approximately $64.6 million of deposits and acquired approximately $12.6 million of loans. Additionally, during the second quarter of 2008, the Corporation completed a $50.0 million leveraged purchase of investment securities, the principal reason for a $34.4 million increase in the securities portfolio since December 31, 2007. Other increases in period-end assets are reflected primarily in a $33.3 million increase in loans, net of deferred fees and costs and unearned income and an $8.2 million increase in goodwill and other intangible assets.

As noted above, total loans, net of deferred fees and costs and unearned income, increased $33.3 million or 6.2% from December 31, 2007 to September 30, 2008. Significant growth was realized in both consumer and commercial loans (including commercial mortgages) which were up $18.0 million and $17.8 million, respectively. The consumer loan increase was primarily due to a $13.4 million increase in installment loans and an $8.9 million increase in home equity balances. The increase in installment loans was principally due to an increased volume of indirect automobile loan originations, while the home equity increase resulted principally from loans acquired in the M&T branch acquisition. These increases have been partially offset by a $4.3 million decrease in student loans resulting from the sale of loans during the third quarter of this year. During the quarter, management also made the decision to discontinue originating new student loans in light of significantly lower interest rates and increased costs associated with these loans. The increase in commercial loans reflects the fact that demand has remained strong throughout the first nine months of this year. Residential mortgages have decreased $2.5 million since year-end 2007, reflecting a softening in demand as well as the sale of newly originated mortgages in the secondary mortgage market.

The composition of the loan portfolio is summarized as follows:
	September 30,2008	December 31, 2007
	--------------	-----------------
Residential mortgages	$157,145,278	$159,626,837
Commercial mortgages	84,708,326	70,631,809
Commercial, financial and agricultural	134,813,760	131,071,275
Indirect Consumer loans	103,895,308	90,737,964
Consumer loans	92,274,231	87,454,605
	-------------	-------------
	$572,836,903	$539,522,490
	=============	=============

The available for sale segment of the securities portfolio totaled $196.0 million at September 30, 2008, an increase of $30.7 million or 18.6% from December 31, 2007. At amortized cost, the available for sale portfolio increased approximately $37.4 million, with unrealized appreciation related to the available for sale portfolio decreasing $6.7 million. The increase in the available for sale portfolio at amortized cost reflects the above mentioned leveraged securities purchase whereby the Corporation purchased $50.0 million of mortgage-backed securities leveraged with $45.0 million of securities sold under agreements to repurchase at laddered maturity dates. In total, since December 31, 2007, mortgage-backed securities increased $47.5 million, with municipal and trust preferred securities increasing $2.9 million and $3.8 million, respectively. These increases were partially offset by a net $16.8 million decrease in federal agency bonds resulting from $41.8 million of agency bonds that were called or matured since December 31, 2007, offset by agency bond purchases totaling $25.0 million. The decrease in unrealized appreciation related to the available for sale portfolio was due primarily to the impact of a widening of market credit spreads over treasuries on the mortgage-backed securities and federal agency portfolios, market illiquidity on trust preferred and corporate securities and lower market values of publicly traded equity securities. The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $3.7 million from $4.5 million at December 31, 2007 to $8.2 million at September 30, 2008.

A $7.6 million increase in goodwill along with a $624 thousand increase in other intangible assets, net, reflects the Corporation's acquisition on March 14, 2008 of the M&T branch offices and the acquisition on May 30, 2008 of Cascio Financial Strategies from Joseph M. Cascio, Sr. The identified intangible asset from the M&T branch acquisition is a core deposit intangible of approximately $1.1 million which is being amortized over 10 years. Goodwill resulting from the acquisition totaled $7.6 million. The identified intangible assets from the acquisition of Cascio Financial Strategies are a purchased relationship intangible of $498 thousand and a covenant not to compete of $2 thousand, which are being amortized over 5 years. During the first quarter of 2008, the Corporation recognized $226 thousand in accelerated amortization of the purchased relationship intangible associated with the purchase of the trust relationships from Partners Trust in May of 2007, as a large account was closed during that quarter.

Since December 31, 2007, total deposits have increased $84.6 million or 14.8% from $572.6 million to $657.2 million, with $61.5 million of this increase associated with the M&T branch acquisition. Period-end non-interest bearing demand deposits increased $7.9 million, principally due to the branch acquisition. A $76.7 million increase in interest bearing balances was reflected primarily in a $25.9 million increase in time deposits and a $24.3 million increase in insured money market balances, as well as increases in NOW and savings balances totaling $15.5 million and $10.9 million, respectively. The increase in time deposits includes $26.5 million of time deposits at the offices acquired from M&T, with the increase in insured money market accounts due in large part to an $18.0 million increase resulting from the M&T acquisition. The increase in savings account balances reflects approximately $5.3 million in deposits acquired from M&T, as well as an increase in other personal savings balances, while the increase in NOW accounts was due to $3.4 million in balances at the three new offices, as well as increases in other personal and non-personal balances.

A $33.6 million increase in securities sold under agreements to repurchase reflects the above mentioned funding related to the leveraged securities purchases, while excess funds from the significant increase in deposits has resulted in a $41.3 million reduction in short term borrowings under the Corporation's line of credit with the Federal Home Loan Bank of New York ("FHLB").

A $3.0 million decrease in other liabilities is primarily due to reductions in net deferred tax liabilities and mortgage escrow fees payable.

Asset Quality

Non-performing loans at September 30, 2008 totaled $3.775 million as compared to $3.573 million at December 31, 2007, an increase of $202 thousand. This increase resulted from a $343 thousand increase in accruing loans 90 days or more past due, partially offset by decreases in non-accrual loans and troubled debt restructurings totaling $77 thousand and $64 thousand, respectively. The increase in accruing loans 90 days or more past due was impacted by a $182 thousand increase in residential mortgage delinquencies, as well as increases in consumer loan and home equity delinquencies totaling $104 thousand and $57 thousand, respectively. The decrease in non-accrual loans since December 31, 2007 was due principally to a $285 thousand decrease in non-accruing commercial loans, as well as decreases in non-accruing home equity and residential mortgage loans of $46 thousand and $25 thousand, respectively. These decreases were partially offset by a $279 thousand increase in non-accruing consumer loans. A $64 thousand decrease on troubled debt restructurings reflects principal payments made since the end of 2007. An increase in Other Real Estate Owned of $194 thousand reflects the addition of two commercial properties and one residential property during the first nine months of 2008.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	September 30, 2008	December 31, 2007
	--------------	-----------------
Non-accrual loans	$ 2,148	$ 2,225
Troubled debt restructurings	766	830
Accruing loans past due 90 days or more	861	518
	-------	-------
Total non-performing loans	$ 3,775	$ 3,573
Other real estate owned	194	-
	-------	-------
Total non-performing assets	$ 3,969	$ 3,573
	=======	=======

In addition to non-performing loans, as of September 30, 2008, the Corporation has identified 15 commercial loan relationships totaling $10.8 million in potential problem loans, as compared to $11.1 million (14 commercial loan relationships) at December 31, 2007. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which any factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. During the third quarter of 2008, the Corporation expensed $425 thousand to the provision for loan losses as compared to $250 thousand during the third quarter of 2007, an increase of $175 thousand. This increase was principally due to a $121 thousand increase in net charge-offs compared to the third quarter of 2007, portfolio growth and a downturn in the economy. The year-to-date provision of $850 thousand is unchanged from last year as an increase in net consumer loan charge-offs has been offset by a decrease in net commercial loan charge-offs. At September 30, 2008, the Corporation's allowance for loan losses totaled $8.744 million, resulting in a coverage ratio of allowance to non-performing loans of 231.6%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first nine months of 2008 totaled $559 thousand compared to $580 thousand last year. This decrease was principally due to a $385 thousand reduction in net commercial loan charge-offs, offset primarily by a $377 thousand increase in net consumer loan charge-offs. The allowance for loan losses to total loans at September 30, 2008 was 1.53% as compared to 1.57% as of December 31, 2007.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Nine Months Ended September 30,
	---------------------------
	2008	2007
	--------	--------
Balance at beginning of period	$ 8,453	$ 7,983
Charge-offs:
Commercial, financial and agricultural	(249)	(612)
Commercial mortgages	-	-
Residential mortgages	-	(13)
Consumer loans	(682)	(343)
	--------	--------
Total	(931)	(968)
	--------	--------
Recoveries:
Commercial, financial and agricultural	267	245
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	105	143
	--------	--------
Total	372	388
	--------	--------
Net charge-offs	(559)	(580)
Provision charged to operations	850	850
	--------	--------
Balance at end of period	$ 8,744	$ 8,253
	========	========

Results of Operations

Third Quarter of 2008 vs. Third Quarter of 2007

Net income for the third quarter of 2008 totaled $2.404 million, an increase of $250 thousand as compared to third quarter 2007 net income. Earnings per share increased 11.7% from $0.60 per share to $0.67 per share. This improvement in third quarter net income resulted principally from an increase in net interest income, partially offset by higher operating expenses, an increase in the provision for loan losses, lower non-interest income and a higher effective tax rate.

Net interest income increased $1.376 million or 20.8% from $6.611 million during the third quarter of 2007 to $7.987 million during the third quarter of 2008, with the net interest margin increasing 37 basis points to 4.07%. This improvement in net interest income and margin resulted principally from an increase in average loans and securities, and a 104 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 40 basis point decrease in the average yield on earning assets. A $71.5 million or 10.1% increase in average earning assets was principally due to a $35.0 million or 6.5% increase in average loans and a $36.5 million or 21.1% increase in the average securities portfolio. The increase in average loans is reflective of growth in all segments of the loan portfolio, with average consumer loans increasing $19.8 million, average commercial loans increasing $10.9 million and average mortgages increasing $4.3 million. Approximately $11.3 million of the increase in average loans is due to loans acquired in the M&T branch acquisition, primarily reflected in higher consumer loan averages. The increase in the average securities portfolio was due in large part to the leveraged securities transaction completed in the second quarter of this year. While on average, earning assets increased 10.1%, total interest and dividend income was up $326 thousand or 2.9%, as the average yield on earning assets declined 40 basis points to 5.93%.

Total average funding liabilities, including non-interest bearing demand deposits,

increased $76.9 million or 11.2% compared to third quarter 2007 averages, due primarily to a $66.4 million increase in average deposits and a $10.5 million increase in average other borrowed funds. Approximately $63.1 million of the increase in average deposits was related to the M&T branch acquisition. In total, average non-interest bearing deposits increased $14.4 million, while average interest-bearing deposits increased $52.0 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $27.1 million and $10.5 million, respectively. Additionally, average savings and NOW account balances increased $9.0 million and $5.4 million, respectively. The increase in average other borrowings was due to a $29.7 million increase in average securities sold under agreements to repurchase, partially offset by decreases in overnight and term advances from the FHLB totaling $14.0 million and $5.2 million, respectively. While average interest-bearing liabilities increased $62.4 million or 11.6%, interest expense decreased $1.050 million or 22.4%, as the average cost of interest-bearing liabilities decreased 104 basis points from 3.45% to 2.41%.

As discussed more fully under the Asset Quality section of this report, a $175 thousand increase in the provision for loan losses as compared to the third quarter of 2007 was primarily due to an increase in net charge-off's, portfolio growth and a downturn in the economy, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, the current economic environment and loan growth.

Non-interest income during the third quarter of 2008 compared to the third quarter of last year decreased $85 thousand or 2.0% due principally to a $195 thousand decrease in Trust and Investment Center fee income related to market volatility and the resulting decline in asset market values. This decrease was offset to some extent primarily by an $85 thousand increase in service charges on deposit accounts and a $58 thousand increase in check card interchange fee income. The increase in service charges was primarily due to higher fee income related to checks presented against insufficient funds, while the increase in check card interchange fee income reflects increased client usage of this product.

Third quarter 2008 operating expenses increased $662 thousand or 8.9% from the comparable period last year, with approximately $311 thousand of this increase related to expenses associated with the M&T branch acquisition in March of this year. Specific areas having the greatest impact on the total operating expense increase include a $289 thousand increase in salaries, a $177 thousand increase in net occupancy costs, a $73 thousand increase in amortization of intangible assets and a $60 thousand increase in data processing costs. The increase in salaries reflects additions to staff related to acquisitions as well as merit increases over the past year. Higher occupancy expenses have been impacted by increased rent associated with our Binghamton, Oakdale Mall, Tioga and Vestal offices, as well as a land lease for a new office, which will replace our existing Cayuga Heights office following completion of construction. The increase in occupancy costs also reflects higher depreciation and maintenance expenses. Higher amortization expense is related to acquisitions, while the increase in data processing costs reflects higher check card and trust department processing costs.

A $203 thousand increase in income tax expense was principally due to the increase in pre-tax income for the period. The effective tax rate increase from 31.9% in the third quarter of 2007 to 33.5% in the third quarter of 2008 reflects a decrease in the relative percentage of tax-exempt income to pre-tax income.

Year-To Date 2008 vs. Year-To-Date 2007

Net income for the nine-month period ended September 30, 2008 totaled $6.817 million, an increase of $1.147 million compared to the first nine months of 2007. Earnings per share increased 20.3% from $1.58 per share to $1.90 per share. This increase in year-to-date net income resulted principally from increases in net interest income and non-interest income, somewhat offset by an increase in operating expenses and a higher effective tax rate.

Net interest income increased $3.453 million or 18.1% from $19.126 million to $22.579 million, with the net interest margin increasing 33 basis points to 4.01%. This improvement in net interest income and margin resulted principally from an increase in average loans and a 75 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 20 basis point decrease in the average yield on earning assets. A $57.2 million or 8.2% increase in average earning assets reflects a $46.9 million increase in average loans, as well as increases in average securities and fed funds sold and interest-bearing deposits totaling $7.0 million and $3.3 million, respectively. The increase in average loans is reflective of growth in all segments of the loan portfolio, with average consumer loans increasing $22.4 million, average mortgages increasing $14.7 million and average commercial loans increasing $9.8 million. Approximately $8.7 million of the increase in average loans is related to the M&T branch acquisition. While on average, earning assets increased 8.2%, total interest and dividend income was up $1.563 million or 4.8%, as the average yield on earning assets was down 20 basis points to 6.06%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $61.7 million or 9.2% compared to year-to-date 2007 averages, due to increases in average deposits and other borrowed funds of $53.6 million and $8.1 million, respectively. Approximately $46.7 million of the increase in average deposits was related to the M&T branch acquisition. In total, average non-interest bearing deposits increased $8.9 million, while average interest-bearing deposits increased $44.7 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $23.8 million and $12.8 million, respectively. Additionally, average savings and NOW account balances increased $4.9 million and $3.3 million, respectively. The increase in average other borrowings was due to a $13.7 million increase in average securities sold under agreements to repurchase, offset by decreases in overnight and term advances from the FHLB totaling $3.8 million and $1.8 million, respectively. While average interest-bearing liabilities increased $52.8 million or 10.1%, interest expense decreased $1.891 million or 14.1%, as the average cost of interest-bearing liabilities decreased 75 basis points from 3.41% to 2.66%.

The year-to-date provision for loan losses of $850 thousand was unchanged from a year ago, as higher provisions during 2008 related to portfolio growth and higher net consumer loan charge-offs were offset by a significantly lower level of net commercial loan charge-offs compared with the first nine months of last year.

Non-interest income for the first nine months of 2008 increased $926 thousand or 7.5% when compared to the comparable period last year. This increase was due in large part to a $580 thousand increase in gains on securities transactions and a $563 thousand increase in Trust and Investment Center fee income. The increase in gains on securities transactions was impacted to a great extent by the initial public offering ("IPO") of Visa, Inc. ("Visa") during the first quarter of this year. As a Visa member institution, the Corporation was issued shares of Visa prior to the IPO, approximately 39% of which were redeemed by Visa following the IPO, resulting in a net pre-tax gain of $411 thousand. The increase in Trust and Investment Center fee income reflects additional revenue resulting from the acquisition of the trust relationships of Partners Trust in May of 2007, partially offset by lower asset market values. Other significant increases include a $342 thousand increase in service charges and a $160 thousand increase in check card interchange fee income. These increases were partially offset primarily by a $672 thousand decrease in gains on the sale of OREO related to the sale of two commercial properties during the first half of 2007.

Operating expenses for the first nine months of this year increased $2.407 million or 10.7%, with approximately $1.7 million of this increase related to acquisitions. As was the case with the second quarter operating expense increase, and for reasons discussed above, areas significantly impacting the total expense increase include a $783 thousand increase in salaries, a $575 thousand increase in net occupancy costs, a $489 thousand increase in amortization of intangible assets and a $267 thousand increase in data processing costs. The increase in amortization of intangible assets includes $226 thousand in accelerated amortization of the intangible related to the purchase of the trust relationships of Partners Trust associated with the closing of a large account during the first quarter of this year, which was offset by the payment of fees due under a pre-existing agreement. In addition to the above, the cost of employee benefits increased $198 thousand, principally due to higher health insurance expenses.

The $826 thousand increase in income tax expense was due primarily to the increase in pre-tax income as compared to the corresponding period last year. The effective tax rate increased from 30.8% for the first nine months of 2007 to 32.9% for the first nine months of 2008 and reflects a decrease in the relative percentage of tax-exempt income to pre-tax income.

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

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007			Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
Assets	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning assets:
Loans	$559,629	$27,613	6.59%	$512,736	$26,595	6.93%	$570,252	$9,271	6.47%	$535,274	$9,376	6.95%
Taxable securities	165,801	5,798	4.67%	158,976	5,239	4.41%	184,739	2,139	4.61%	154,178	1,737	4.47%
Tax-exempt securities	21,140	586	3.70%	20,942	619	3.95%	24,998	220	3.51%	19,023	187	3.91%
Federal funds sold	3,858	68	2.35%	1,404	55	5.24%	130	1	1.72%	187	2	5.19%
Interest-bearing deposits	1,114	18	2.10%	316	12	5.00%	343	1	1.68%	316	4	5.01%
Total earning assets	751,542	34,083	6.06%	694,374	32,520	6.26%	780,462	11,632	5.93%	708,978	11,306	6.33%

Non-earning assets:
Cash and due from banks	24,406			21,950			25,180			22,394
Premises and equipment, net	23,474			21,601			23,647			21,673
Other assets	35,545			26,377			37,826			28,203
Allowance for loan losses	(8,514)			`(8,101)			(8,551)			(8,114)
AFS valuation allowance	6,033			5,231			1,718			5,993
Total	$832,486			$761,432			$860,282			$779,127

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	40,565	188	0.62%	37,301	101	0.36%	42,060	60	0.57%	36,671	34	0.36%
Savings and insured money market deposits	192,033	1,640	1.14%	163,376	2,190	1.79%	199,981	514	1.02%	163,909	736	1.78%
Time deposits	259,343	7,235	3.73%	246,574	8,231	4.46%	256,790	2,168	3.36%	246,290	2,749	4.43%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	85,275	2,441	3.82%	77,163	2,872	4.98%	103,696	903	3.46%	93,209	1,176	5.00%
Total interest-bearing liabilities	577,216	11,504	2.66%	524,414	13,394	3.41%	602,527	3,645	2.41%	540,079	4,695	3.45%

Non-interest-bearing liabilities:
Demand deposits	154,751			145,823			159,355			144,937
Other liabilities	11,275			7,808			10,505			9,208
Total liabilities	743,242			678,045			772,387			694,224
Shareholders' equity	89,244			83,387			87,895			84,903
Total	$832,486			$761,432			$860,282			$779,127
Net interest income		$22,579			$19,126			$7,987			$6,611
Net interest rate spread			3.40%			2.85%			3.52%			2.88%
Net interest margin			4.01%			3.68%			4.07%			3.70%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):
	Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007			Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$ 2,372	$(1,354)	$ 1,018	$ 578	$ (683)	$ (105)
Taxable securities	233	326	559	348	54	402
Tax-exempt securities	6	(39)	(33)	54	(21)	33
Federal funds sold	56	(43)	13	-	(1)	(1)
Interest-bearing deposits	16	(10)	6	-	(3)	(3)

Total earning assets	$ 2,639	$(1,076)	$ 1,563	$1,074	$ (748)	$ 326

Interest paid on:
Demand deposits	10	77	87	5	21	26
Savings and insured money market deposits	340	(890)	(550)	137	(359)	(222)
Time deposits	412	(1,408)	(996)	112	(693)	(581)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	281	(712)	(431)	120	(393)	(273)

Total interest-bearing liabilities	$ 1,261	$(3,151)	$(1,890)	$ 492	$(1,542)	$(1,050)

Net interest income	$ 1,378	$ 2,075	$ 3,453	$ 582	$ 794	$ 1,376

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At September 30, 2008, the Corporation maintained a $165.7 million line of credit with the FHLB, as compared to $149.4 million at September 30, 2007.

During the first nine months of 2008, cash and cash equivalents decreased $1.9 million as compared to an increase of $1.3 million during the first nine months of last year. In addition to cash provided by operating activities, a major source of cash was the net cash received in the M&T branch acquisition totaling $43.5 million. The major factors netting to this included cash received for the deposits assumed totaling $64.6 million, which was offset primarily by the purchase of $12.6 million of loans, the payment of an $8.4 million premium for the deposits assumed, and the purchase of fixed assets totaling $120 thousand. Other primary sources of cash during the first nine months of 2008 included proceeds from maturities and principal payments on securities totaling $59.2 million, a $33.6 million increase in securities sold under agreements to repurchase, a $19.6 million increase in other deposits and $1.8 million in net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund purchases of securities totaling $99.7 million, a $41.3 million net reduction of FHLB advances, a $25.9 million net increase in loans, payment of cash dividends totaling $2.6 million and the purchase of fixed assets in the amount of $2.5 million.

In addition to cash provided by operating activities, other primary sources of cash during the first nine months of 2007 included proceeds from maturities and principal payments on securities totaling $33.2 million, a $27.1 million net increase in FHLB advances, a $17.1 million increase in deposits, proceeds from the sale of OREO totaling $2.4 million and a $1.6 million increase in securities sold under agreements to repurchase. Proceeds from the above were used primarily to fund a $65.4 million net increase in loans, purchases of securities totaling $11.6 million, a $5.3 million purchased intangible related to the purchase of the trust business of Partners Trust, payment of cash dividends totaling $2.5 million, purchases of fixed assets in the amount of $2.3 million, a net increase in FHLB and Federal Reserve Bank stock totaling $1.3 million and treasury share purchases of $1.1 million.

As of September 30, 2008, the Corporation's consolidated leverage ratio was 8.57%. The Tier I and Total Risk Adjusted Capital ratios were 11.90% and 13.57%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

On October 14, 2008, the United States Treasury announced that it would purchase up to $250 billion of senior perpetual preferred stock from qualified financial institutions under its $700 billion Troubled Asset Relief Program ("TARP"). This component of TARP is referred to as the TARP Capital Purchase Program.

Following a thorough analysis of this program, including consultation with legal and financial advisers, the Board of Directors of the Corporation, based upon management's recommendation, concluded that the Corporation would not participate in the program. This decision was based upon the strong capital position of the Corporation as referenced above, and management's conclusion that this strong capital position is sufficient to meet its short and longer term strategic initiatives.

During the first nine months of 2008, the Corporation declared cash dividends of $0.75 per share compared with $0.72 per share declared during the first nine months of 2007, an increase of 4.2%.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 15, 2006, the Corporation's Board of Directors authorized the repurchase of up to 180,000 shares, or approximately 5% of its then outstanding common shares, either through open market purchases or privately negotiated transactions over a two-year period. During the first nine months of 2008, the Corporation purchased 27,903 shares at an average price of $25.73 per share. As of September 30, 2008, a total of 80,028 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first nine months of 2008, 15,821 shares were re-issued from treasury to fund the stock component of directors' 2007 compensation, the stock component of an executive officer's 2007 bonus, a distribution under the Corporation's directors' deferred compensation plan and the Corporation's profit sharing, savings and investment plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At September 30, 2008, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 5.18% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 2.28%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At September 30, 2008, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 5.87% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 7.97%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first nine months of 2008.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2008.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the risks and uncertainties identified in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, please read and consider the following:

Current economic and credit market conditions could adversely affect our financial condition and results of operations

The national and global economic and credit markets continue to experience high levels of volatility and disruption which are particularly acute in the financial sector and may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general, including the Corporation. Although the Corporation remains well capitalized, and we have yet to experience any significant adverse impact on our business, the possible duration and severity of the adverse economic cycle is unknown and may increase the Corporation's exposure to these risks. Treasury and FDIC programs have been initiated to address economic stabilization, yet the effectiveness of these programs in stabilizing the economy and the banking system at large are uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	7/1/08-7/31/08	-	-	-	117,557
	8/1/08-8/31/08	10,500	$24.66	10,500	107,057
	9/1/08-9/30/08	7,085	$24.42	7,085	99,972
		-------	------	-------	--------
	Quarter ended 9/30/08	17,585	$24.56	17,585	99,972
		======	======	=======	=======

Of the above, 5,500 shares were open-market transactions and the remaining 12,085 shares were privately negotiated transactions.

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

CHEMUNG FINANCIAL CORPORATION
DATE:	November 7, 2008	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	November 7, 2008	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING SEPTEMBER 30, 2008

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

-END-