Form 10-K
period 2008-12-31
CHEMUNG FINANCIAL CORP
filed 2009-03-13
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

YES [ ] NO [X]

Based upon the closing price of the registrant's Common Stock as of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $50,776,640.

As of February 28, 2009 there were 3,518,621 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

=====================================================================================
CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

=====================================================2===================================================

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

Description of Business

Business

The Bank is a New York chartered commercial bank which engages in full-service commercial and consumer banking and trust business. The Bank's services include accepting time, demand and savings deposits, including NOW accounts, regular savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts. The Bank's services also include making secured and unsecured commercial and consumer loans, financing commercial transactions (either directly or participating with regional industrial development and community lending corporations), and making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection and small business loans. Additional services include renting safe deposit facilities and the provision of networked automated teller facilities.

Trust services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning and employee benefit administrative services.

CFS Group, Inc., a wholly owned subsidiary of the Corporation, commenced operations in September 2001 and offers an array of financial services including mutual funds, full and discount brokerage services, annuity and other insurance products and tax preparation services.

For additional information, which focuses on the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

=======================================================3==================================================
There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2008.

Subsequent Event

On January 21, 2009, Chemung Financial Corporation and Canton Bancorp, Inc. executed a definitive agreement to merge. Under this agreement, Chemung Financial Corporation will purchase all of the outstanding shares of Canton Bancorp, Inc. in an all cash transaction valued at $7.7 million. Canton Bancorp, Inc. is the holding company of the Bank of Canton, which is headquartered in Canton, PA and has offices in Towanda and Troy, PA. Upon completion of the transaction, all three offices will become full service branches of Chemung Canal Trust Company.

The Bank of Canton has approximately $80 million in assets, including a loan portfolio approximating $62 million and deposits of nearly $70 million.

The completion of the transaction, which is subject to regulatory approval and the approval of Canton Bancorp, Inc. shareholders, is expected to take place in the second quarter of 2009.

Market Area and Competition

Seven of the Bank's 20 full-service offices, including the main office, are located in Chemung County, New York. The Bank's other thirteen full-service offices are located in the adjacent counties of Broome, Schuyler, Steuben, Tioga and Tompkins, with a Trust and Investment Center located in Herkimer County. All of the Bank's facilities are located in New York State. The Corporation defines its primary market areas as those areas within a 25-mile radius of its offices in Broome, Chemung, Herkimer, Steuben, Schuyler, Tioga and Tompkins counties, including the northern tier of Pennsylvania. The Bank's lending policy restricts substantially all lending efforts to these geographical regions.

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

Competition for the Bank's Trust Department investment services comes primarily from brokerage firms and independent investment advisors. These firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of the Bank's trust assets under administration totaled approximately $1.6 billion at year-end 2008. The Trust and Investment Division is responsible for the largest component of non-interest revenue.

Supervision and Regulation

The Corporation is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company that has elected financial holding company status, the Corporation generally may engage in the activities of a bank holding company, which include banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the Federal Reserve Board has determined to be closely related to banking and a proper incident thereto. The Corporation may also engage in a broader range of activities that are determined by the Federal Reserve and the Secretary of the Treasury to be financial in nature or incidental to financial activities or activities that are determined by the Federal Reserve Board to be complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Bank is chartered under the laws of New York State and is supervised by the New York State Banking Department ("NYSBD"). The Bank also is a member bank of the Federal Reserve System and, as such, the Federal Reserve Board serves as its primary

======================================================4===================================================
federal regulator.

CFS Group, Inc. is subject to supervision by other regulatory authorities as determined by the activities in which it is engaged. Insurance activities are supervised by the New York State Insurance Department, and brokerage activities are subject to supervision by the SEC and the Financial Industry Regulatory Authority ("FINRA").

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. As of December 31, 2008, the Corporation's leverage ratio was 8.94%, its ratio of Tier 1 capital to risk-weighted assets was 11.97% and its ratio of qualifying total capital to risk-weighted assets was 13.58%. The Federal Reserve Board has not advised the Corporation that it is subject to any special capital requirements.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation. As of December 31, 2008, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 8.59%, its ratio of Tier 1 capital to risk-weighted assets was 11.50%, and its ratio of qualifying total capital to risk-weighted assets was 13.10%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation. Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSBD if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2008, approximately $8.9 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2008. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority. Under these regulations, all insured depository institutions are placed into one of four risk categories. The Bank is in Risk Category I, the most favorable category. As of January 1, 2009, all insured institutions will pay a base rate assessment of $0.12 to $0.50 per $100 of deposits for the first quarter of 2009 of assessable deposits based on the risk of loss to the Depository Insurance Fund ("DIF") posed by the particular institution. Institutions, such as the Bank, in Risk Category I will be assessed within a range of $0.12 to $0.14 per $100 of deposits for the first quarter of 2009. This is a substantial increase from the base rate assessment of $0.02 to $0.04 per $100 of assessable deposits that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 to change the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set to take effect on April

=====================================================5====================================================
1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments may range from 7 to 77.5 basis points. For institutions such as the Bank, in Risk Category I, risk-adjusted assessments will range from 7 to 24 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment. This assessment will be imposed on June 30, 2009 and collected on September 30, 2009. The Federal Deposit Insurance Reform Act of 2005 also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. The Bank received a $598 thousand credit which entirely offset its 2007 and partially offset its 2008 deposit insurance settlement. Due to the full utilization of the Bank's credit in 2008, the systemic increase in deposit insurance assessments and the emergency special assessment, the Bank will be subject to increased deposit premium expenses in future periods.

On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program ("TLGP") that provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000. Participating institutions will be assessed a $0.10 surcharge per $100 of deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies. The Bank and the Corporation have elected to opt in to both portions of the TLGP.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2008, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0114 per $100 of deposits for the first quarter of 2008 to $0.0110 per $100 of deposits for the fourth quarter of 2008. The Bank paid $72 thousand of FICO assessments in 2008. For the first quarter of 2009, the FICO assessment rate is $0.0114 per $100 of deposits.

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

In 2007, the Federal Reserve Board and SEC issued Regulation R to clarify that traditional banking activities involving some elements of securities brokerage activities, such as most trust and fiduciary activities, may continue to be performed by banks rather than being "pushed" out to affiliates supervised by the SEC. These rules took effect for the Bank on January 1, 2009.

Under the Gramm-Leach-Bliley Act ("GLB Act"), all financial institutions, including the Corporation, the Bank and CFS Group, Inc. are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") includes many provisions concerning national credit reporting standards and permits customers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable that those generally available. The Federal Reserve Board and the Federal Trade Commission ("FTC") have extensive rule making authority under the FACT Act, and the Corporation and the Bank are subject to the rules that have been promulgated by the Federal Reserve Board and FTC, including recent rules regarding limitations of affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and the FACT Act.

=====================================================6===================================================
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

Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. In that regard, in 2008 the Bank was notified by the Federal Reserve Bank of New York of deficiencies in its Bank Secrecy Act ("BSA") and Anti Money Laundering ("AML") compliance program. Subsequent to that notification, the Bank has taken corrective action and believes it is now in compliance with the applicable regulations. Among the primary areas the Bank has addressed are customer due diligence, transaction monitoring, employee training and internal testing of compliance.

The Sarbanes-Oxley Act of 2002 implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures for companies that have securities registered under the Exchange Act, including publicly-held financial holding companies such as the Corporation. It includes very specific additional disclosure requirements and corporate governance rules, and the SEC and securities exchanges have adopted extensive additional disclosures, corporate governance and other related rules pursuant to its mandate. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

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

In the past two years, declining housing values have resulted in deteriorating economic conditions across the U.S., resulting in significant writedowns in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks. This has led to decreased confidence in financial markets among borrowers, lenders, and depositors as well as extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

===================================================7======================================================
In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of, the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Corporation did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs. EESA also increased the FDIC deposit insurance limit for most accounts from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the "ARRA" or "Stimulus Bill"), which was signed into law on February 17, 2009. The Corporation chose not to participate in the TARP Capital Purchase Program.

Employees

As of December 31, 2008, the Corporation and its subsidiaries employed 309 persons on a full-time equivalent basis. None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

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

Investment Portfolio

The following table sets forth the carrying amount of available for sale and held to maturity investment securities at the dates indicated (in thousands of dollars):
	December 31,
	2008	2007	2006
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 61,543	$ 81,943	$ 80,134
Mortgage-backed securities	102,933	56,285	69,206
Obligations of states and political subdivisions	24,859	17,963	23,950
Corporate bonds and notes	1,750	2,359	6,143
Trust preferred securities	3,285	2,083	3,132
Corporate stocks	5,324	9,168	9,131
Total	$199,694	$169,801	$191,696

Included in the above table are $191,255, $165,321 and $184,830 (in thousands of dollars) of securities available for sale at December 31, 2008, 2007 and 2006, respectively. Also included in the above table are $8,439, $4,480 and $6,866 (in thousands of dollars) of securities held to maturity at December 31, 2008, 2007 and 2006, respectively.

=====================================================8====================================================

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2008 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have not been made in calculating yields on municipal obligations (in thousands of dollars):
	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 45,754	4.17%	$ 15,789	3.95%
Mortgage-backed securities	10,065	3.72%	33,920	4.04%
Obligations of states and political subdivisions	5,560	2.98%	8,675	3.60%
Corporate bonds and notes	-	-	1,750	6.40%
Trust preferred securities	-	-	-	-
Total	$ 61,379	3.99%	$ 60,134	4.05%

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ -	-	$ -	-
Mortgage-backed securities	58,720	4.81%	228	5.14%
Obligations of states and political subdivisions	8,596	3.80%	2,028	4.04%
Corporate bonds and notes	-	-	-	-
Trust preferred securities	-	-	3,285	4.95%
Total	$ 67,316	4.68%	$ 5,541	4.69%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years, excluding net deferred origination fees and costs, and unearned income (in thousands of dollars):

	December 31,
	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$123,857	$131,219	$138,338	$140,781	$118,498
Commercial mortgages	91,882	70,632	54,666	41,571	44,654
Residential mortgages	156,150	159,087	133,286	97,199	88,042
Indirect consumer loans	99,723	89,609	65,853	59,676	55,858
Consumer loans	91,137	86,572	83,733	78,522	74,153
Total	$562,749	$537,119	$475,876	$417,749	$381,205

The following table shows the maturity of loans (excluding residential mortgages, indirect consumer, and consumer loans) outstanding as of December 31, 2008. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$ 49,937	$ 29,261	$136,541	$215,739
Loans maturing after one year with:
Fixed interest rates	N/A	$ 16,261	$ 20,577	$ 36,838
Variable interest rates	N/A	13,000	115,964	128,964
Total	N/A	$ 29,261	$136,541	$165,802

Loan Concentrations

At December 31, 2008, the Corporation had no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Beginning in 2006 and continuing during 2007 and 2008, management refined the methodology followed in evaluating the allowance for loan losses to include a more detailed analysis of historical loss factors for pools of similarly graded loans, as well as implementing a specific collateral review of relationships graded special mention, substandard or doubtful with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the

=====================================================9===================================================
evaluation of collateral. In addition, management has more formally documented factors considered in determining the appropriate level of unallocated allowance, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends. Beginning in 2007, these amounts, which had previously been shown as unallocated, have been included in the allocated portion of the loan categories to which they relate. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2008:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2008	%	2007	%	2006	%	2005	%	2004	%
Commercial, financial and agricultural	$3,854	21.9	$3,955	24.3	$4,122	29.0	$2,990	33.7	$1,883	31.7
Commercial mortgages	3,058	16.2	3,113	13.1	2,473	11.4	3,530	10.0	5,206	11.6
Residential mortgages	753	27.7	479	29.6	214	28.0	342	23.3	321	22.9
Consumer loans	1,441	34.2	906	33.0	574	31.6	846	33.0	908	33.8
	9,106	100.0	8,453	100.0	7,383	100.0	7,708	100.0	8,318	100.0
Unallocated	-	N/A	-	N/A	600	N/A	2,070	N/A	1,665	N/A
Total	$9,106	100.0	$8,453	100.0	$7,983	100.0	$9,778	100.0	$9,983	100.0

The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$156,191	- %	$146,379	- %	$139,626	- %
Interest-bearing demand deposits	41,282.60%		37,551	0.36%	38,249	0.46%
Savings and insured money market deposits	195,602	1.08%	164,288	1.78%	165,258	1.57%
Time deposits	256,661	3.57%	244,343	4.44%	225,165	4.12%
	$649,736		$592,561		$568,298

Scheduled maturities of time deposits at December 31, 2008 are summarized as follows (in thousands of dollars):
2009	$178,321
2010	52,452
2011	10,395
2012	7,316
2013	1,991
Thereafter	173
$250,648

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2008 are summarized as follows (in thousands of dollars):
3 months or less	15,452
Over 3 through 6 months	8,986
Over 6 through 12 months	30,966
Over 12 months	15,830
$ 71,234

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2008	2007	2006
Return on average assets	1.00%	0.95%	0.91%
Return on average equity	9.36%	8.58%	8.11%
Dividend payout ratio	42.07%	47.02%	51.94%
Average equity to average assets ratio	10.65%	11.03%	11.25%
Year-end equity to year-end assets ratio	9.90%	11.17%	11.08%

===================================================10=====================================================

Short-Term Borrowings

For each of the three years in the period ended December 31, 2008, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank ("FHLB") Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is included in notes 9 and 10 to the consolidated financial statements appearing elsewhere in this report.

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

Changes in economic conditions or interest rates. The results of operations for financial institutions, including the Corporation, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. The national and global economic and credit markets continue to experience high levels of volatility and disruption which are particularly acute in the financial sector and may depress overall the market value of financial institutions, limit access to capital, or have a materially adverse effect on the financial condition or results of operations of banking companies in general, including the Corporation. Although the Corporation remains well capitalized, the possible duration and severity of the adverse economic cycle is unknown and may increase the Corporation's exposure to these risks. Federal legislation has been passed and U.S. Treasury, Federal Reserve Bank and FDIC programs are underway to address economic stabilization, yet the effectiveness of these programs in stabilizing the economy and the banking system at large is uncertain.

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

Credit Risk. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Loans originated by the Bank can be either secured or unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Bank has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Bank's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have

=========================================================11===============================================
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

In addition, the Corporation may acquire banks and related businesses that it believes provide a strategic fit with its business such as the recently announced pending acquisition of Canton Bancorp. Inc. To the extent that the Corporation grows through acquisitions, it cannot provide assurance that such strategic decisions will be accretive to earnings.

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

Despite instituted safeguards, the Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation's business, financial condition,

======================================================12==================================================

results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, NY, 19 full-service branch locations and one representative office situated in a seven-county area, owned office space adjacent to the Bank's main office in Elmira, NY and twelve off-site automated teller facilities (ATMs), eight of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 59,342 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 58,597 square feet entirely occupied by the Bank. The combined square footage of the 19 branch banking facilities totals approximately 84,038 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased. The leased automated teller facility spaces total approximately 384 square feet.

The Bank operates six of its facilities (Bath, Binghamton, Community Corners, Oakdale Mall, Tioga and Vestal Offices) and eight automated teller facilities (four Byrne Dairy Food Stores, Convenient Food Mart, Elmira/Corning Regional Airport, General Revenue Corp. and Ithaca College) under lease arrangements. The rest of its offices, including the main office and the adjacent office building, are owned by the Bank. All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiaries are a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2008.

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

Market Prices During Past Two Years (dollars)
	2008	2007
1st Quarter	24.35 - 28.25	30.00 - 33.00
2nd Quarter	25.50 - 28.25	29.05 - 32.10
3rd Quarter	22.15 - 26.30	27.55 - 31.00
4th Quarter	19.55 - 25.10	25.49 - 30.00

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last two years:

Dividends Paid Per Share During Past Two Years

	2008	2007
January	$0.25	$0.24
April	0.25	0.24
July	0.25	0.24
October	0.25	0.24
	$1.00	$0.96

====================================13====================================================================

The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2008, approximately $8.9 million was available for the declaration of dividends from the Bank to the Corporation.

As of February 28, 2009 there were 563 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2008:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/08-10/31/08	85	$24.00	85	99,887
11/1/08-11/30/08 (1)	9,000	$23.06	9,000	81,000
12/1/08-12/31/08	136	$20.60	136	80,864
Quarter ended 12/31/08	9,221	$23.03	9,221	80,864

(1) On November 19, 2008, the Corporation announced that its Board of Directors had authorized the repurchase of up to 90,000 shares, or approximately 2.6% of the Corporation's then outstanding common stock over a twelve month period, expiring November 19, 2009. This program replaced the share repurchase program that had been approved in November of 2006, and expired in November 2008. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. Of the above 9,221 total shares repurchased by the Corporation, 2,000 shares were repurchased through open-market transactions and the remaining 7,221 shares were repurchased in direct transactions.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation's common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $500M - $1B Bank Index for the period of five years commencing December 31, 2003.

=======================================================14=================================================
cfcgraph2008.jpg

Index as of December 31,	2003	2004	2005	2006	2007	2008
Chemung Financial Corporation	100.00	91.43	88.92	95.13	86.04	63.15
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88
SNL $500M - $1B Bank Index	100.00	113.32	118.18	134.41	107.71	69.02

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation's common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2003.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the years ended December 31, 2004, 2005, 2006, 2007 and 2008. The selected financial data is derived from our audited consolidated financial statements appearing elsewhere in this report.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes thereto appearing elsewhere in this report.
SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2008	2007	2006	2005	2004
Total assets	$838,318	$788,874	$739,050	$718,039	$722,544
Loans, net of deferred fees and costs, and unearned income	565,185	539,522	477,664	418,685	381,508
Investment Securities	199,694	169,801	191,696	241,566	255,525
Federal Home Loan Bank and Federal Reserve Bank stock	3,155	5,902	3,605	5,356	5,944
Deposits	656,909	572,600	585,092	524,937	519,560
Securities sold under agreements to repurchase	63,413	31,212	35,024	60,856	88,505
Federal Home Loan Bank Advances	20,000	82,400	27,900	40,800	25,000
Shareholders' equity	83,007	88,115	82,298	81,178	82,196

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2008	2007	2006	2005	2004
Net interest income	$30,668	$25,936	$24,546	$24,737	$25,257
Provision for loan losses	1,450	1,255	125	1,300	1,500
Net interest income after provision for loan losses	29,218	24,681	24,421	23,437	23,757
Other operating income:
Trust and investment services income	6,834	6,345	4,901	5,095	4,725
Securities gains, net	589	10	27	6	602
Trust Preferred impairment	(803)	-	-	-	-
Net gains on sales of loans held for sale	114	98	103	107	983
Other income	10,404	10,176	9,281	7,806	7,958
Total other operating income	17,138	16,629	14,312	13,014	14,268
Other operating expenses	33,968	30,521	29,523	27,315	25,481
Income before income tax expense	12,388	10,789	9,210	9,136	12,544
Income tax expense	4,034	3,530	2,621	2,546	3,811
Net income	$ 8,354	$ 7,259	$ 6,589	$ 6,590	$ 8,733

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2008	2007	2006	2005	2004	2003	% Change 2007 To 2008	Compounded Annual Growth 5 Years
Net income per share	$2.32	$2.02	$1.81	$1.79	$2.32	$1.82	14.9%	5.0%
Dividends declared	1.00	0.97	0.96	0.96	0.93	0.92	3.1%	1.7%
Tangible book value	18.96	22.50	22.09	21.35	21.14	20.04	-15.7%	-1.1%
Market price at 12/31	20.40	27.25	32.90	30.25	32.50	36.00	-25.1%	-10.7%
Average shares outstanding (in thousands)	3,594	3,595	3,642	3,689	3,772	3,821	N/A	-1.2%

====================================================15=================================================
SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2008	2007	2006	2005	2004
Return on average assets	1.00%	0.95%	0.91%	0.92%	1.17%
Return on average tier I equity (1)	11.45%	9.53%	8.60%	8.83%	12.06%
Dividend yield at year end	4.90%	3.67%	2.92%	3.17%	2.95%
Dividend payout	42.07%	47.02%	51.94%	52.68%	39.31%
Total capital to risk adjusted assets	13.58%	15.78%	17.11%	18.06%	18.77%
Tier I capital to risk adjusted assets	11.97%	13.84%	15.12%	16.02%	16.71%
Tier I leverage ratio	8.94%	10.14%	10.80%	10.71%	10.07%
Loans to deposits	86.04%	94.22%	81.64%	79.76%	73.43%
Allowance for loan losses to total loans	1.61%	1.57%	1.67%	2.34%	2.62%
Allowance for loan losses to non-performing loans	200.40%	236.58%	221.15%	106.97%	92.74%
Non-performing loans to total loans	0.80%	0.66%	0.76%	2.18%	2.82%
Net interest rate spread	3.46%	2.88%	2.88%	3.17%	3.17%
Net interest margin	4.05%	3.71%	3.69%	3.74%	3.65%
Efficiency ratio (2)	68.11%	70.03%	74.77%	71.09%	63.24%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.
UNAUDITED QUARTERLY DATA	Quarter Ended
	2008
(in thousands except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$11,073	$11,378	$11,632	$11,356
Interest expense	4,038	3,820	3,645	3,267
Net interest income	7,035	7,558	7,987	8,089
Provision for loan losses	200	225	425	600
Net interest income after provision for loan losses	6,835	7,333	7,562	7,489
Total other operating income	4,727	4,345	4,186	3,880
Total other operating expenses	8,356	8,334	8,133	9,145
Income before income tax expense	3,206	3,344	3,615	2,224
Income tax expense	1,064	1,072	1,211	688
Net Income	$ 2,142	$ 2,272	$ 2,404	$ 1,536
Basic and diluted earnings per share	$ 0.60	$ 0.63	$ 0.67	$ 0.43

	Quarter Ended
	2007
	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,394	$10,820	$11,306	$11,355
Interest expense	4,275	4,424	4,695	4,545
Net interest income	6,119	6,396	6,611	6,810
Provision for loan losses	125	475	250	405
Net interest income after provision for loan losses	5,994	5,921	6,361	6,405
Total other operating income	3,803	4,258	4,271	4,296
Total other operating expenses	7,376	7,569	7,471	8,104
Income before income tax expense	2,421	2,610	3,161	2,597
Income tax expense	721	793	1,008	1,009
Net Income	$ 1,700	$ 1,817	$ 2,153	$ 1,588
Basic and diluted earnings per share	$ 0.47	$ 0.51	$ 0.60	$ 0.44

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

====================================================16====================================================
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

Management also considers the accounting policy relating to other-than-temporary impairment of investment securities to be a critical accounting policy. If the Company deems any investment security's decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at December 31, 2008, one collateralized debt obligation consisting of a pool of trust preferred securities issued by financial institutions was considered to be other-than-temporarily impaired. This investment had a cost basis of $1.563 million and a fair value of $760 thousand at December 31, 2008, resulting in an $803 thousand write-down of this security which was charged against earnings.

Management of Credit Risk - Loan Portfolio

The Corporation manages credit risk consistent with state and federal laws governing the making of loans through written policies and procedures; loan review to identify loan problems at the earliest possible time; collection procedures (continued even after a loan is charged off); an adequate allowance for loan losses; and continuing

==================================================17======================================================
education and training to ensure lending expertise. Diversification by loan product is maintained through offering commercial loans, 1-4 family mortgages, and a full range of consumer loans.

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits. The Senior Loan Committee, consisting of the president & CEO, three executive vice presidents, business client division manager, retail client division manager, commercial loan manager, consumer loan manager, mortgage loan manager and credit manager, implements the Board-approved loan policy.

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

Competition for the Corporation's trust and investment services comes primarily from brokerage firms and independent investment advisors. These firms devote considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration by the Corporation totaled approximately $1.6 billion at year-end 2008. The Trust and Investment Division is responsible for the largest component of the Corporation's non-interest revenue.

Financial Condition

Consolidated assets at December 31, 2008 totaled $838.3 million as compared to $788.9 million at year-end 2007, an increase of $49.4 million or 6.3%. As discussed in greater detail below, this increase was due in large part to the Corporation's acquisition of three branch offices from Manufacturers and Traders Trust Company ("M&T") on March 14, 2008. At that time, the Corporation assumed approximately $64.6 million of deposits and acquired $12.6 million of loans. Additionally, during the second quarter of 2008, the Corporation completed a $50.0 million leveraged purchase of investment securities, the principal reason for a $29.9 million increase in the securities portfolio since December 31, 2007. Other increases in period-end assets are reflected primarily in a $25.7 million increase in loans, net of deferred fees and costs and unearned income and a $7.9 million increase in goodwill and other intangible assets. These increases were somewhat offset principally by a $6.6 million decrease in other assets, a $5.7 million decrease in cash and cash equivalents and a $2.7 million decrease in Federal Home Loan Bank of New York ("FHLB") and Federal Reserve Bank stock.

As noted above, total loans, net of deferred fees and costs and unearned income increased $25.7 million or 4.8% during 2008. Significant growth was realized in both consumer and commercial loans (including commercial mortgages) which were up $14.9 million and $13.8 million, respectively. The consumer loan increase was primarily due to a $10.2 million increase in installment loans and a $9.0 million increase in home equity balances. The increase in installment loans was principally due to an increased volume of indirect automobile loan originations, while the home equity increase resulted principally from loans acquired in the M&T branch acquisition. These increases were partially offset by a $4.3 million decrease in student loans resulting from the sale of loans during the year. Additionally, during the third quarter of 2008, management made the decision to discontinue originating new student loans in light of significantly lower interest rates and increased costs associated with these loans. The increase in commercial loans reflects the fact that demand remained strong throughout 2008. Residential mortgages decreased $3.0 million since year-end 2007, reflecting a softening in demand as well as the sale of newly originated mortgages in the secondary mortgage market.

The available for sale segment of the securities portfolio totaled $191.3 million at December 31, 2008, an increase of $26.0 million or 15.7% from December 31, 2007. At

==================================================18======================================================
amortized cost, the available for sale portfolio increased approximately $28.1 million, with unrealized appreciation related to the available for sale portfolio decreasing $2.1 million. The increase in the available for sale portfolio at amortized cost reflects the above mentioned leveraged securities purchase whereby the Corporation purchased $50.0 million of mortgage-backed securities leveraged with $45.0 million of securities sold under agreements to repurchase at laddered maturity dates. In total, since December 31, 2007, mortgage-backed securities increased $43.8 million, with municipal and trust preferred securities increasing $2.9 million and $3.0 million, respectively. These increases were partially offset by a net $21.6 million decrease in federal agency bonds resulting from $46.6 million of agency bonds that were called or matured since December 31, 2007, offset by agency bond purchases totaling $25.0 million. The decrease in unrealized appreciation related to the available for sale portfolio reflects the impact of the stock market decline during 2008 on the Corporation's stock portfolio, as well as the impact of an illiquid market on the fair value of corporate bonds and trust preferred securities, offset to some extent by the impact of lower market interest rates on other bonds. The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $3.9 million from $4.5 million at December 31, 2007 to $8.4 million at December 31, 2008.

A $7.3 million increase in goodwill along with a $574 thousand increase in other intangible assets, net, reflects the Corporation's acquisition on March 14, 2008 of the M&T branch offices and the acquisition on May 30, 2008 of Cascio Financial Strategies from Joseph M. Cascio, Sr. The identified intangible assets from the M&T branch acquisition consist of a core deposit intangible of approximately $1.1 million and a customer relationship intangible of $331 thousand, both of which are being amortized over 7.25 years. Goodwill resulting from the acquisition totaled $7.3 million. The identified intangible assets from the acquisition of Cascio Financial Strategies are a purchased relationship intangible of $498 thousand and a covenant not to compete of $2 thousand, which are being amortized over 5 years. During the first quarter of 2008, the Corporation recognized $226 thousand in accelerated amortization of the purchased relationship intangible associated with the purchase of the trust relationships from Partners Trust in May of 2007, as a large account was closed during that quarter.

A $6.6 million decrease in other assets was principally due to a decrease in the funded position of the Corporation's qualified defined benefit pension plan, partially offset by an increase in net deferred tax assets. A $5.7 million decrease in cash and cash equivalents is primarily due to lower period end federal transit items and branch cash levels, somewhat offset by an increase in interest bearing deposits, primarily on deposits maintained with the Federal Reserve Bank of New York.

The $2.7 million decrease in FHLB and Federal Reserve Bank stock is due primarily to a reduction in the Corporation's ownership of FHLB stock, which is reflective of the decrease in FHLB borrowings since the end of 2007.

Since December 31, 2007, total deposits have increased $84.3 million or 14.7% from $572.6 million to $656.9 million, with $57.1 million of this increase associated with the M&T branch acquisition. Period-end non-interest bearing demand deposits increased $12.2 million, due in large part to the branch acquisition. A $72.1 million increase in interest bearing balances was reflected primarily in a $ 31.5 million increase in insured money market ("IMMA") accounts, a $23.5 million increase in time deposits and a $12.9 million increase in savings balances, as well as a $4.3 million increase in NOW accounts. The increase in IMMA accounts includes $16.0 million in IMMA balances at the offices acquired from M&T, as well as increases in other personal and non-personal balances. The increase in time deposits was due to balances at the three new offices, which at December 31, 2008 totaled $25.1 million, while the increase in savings accounts included $5.3 million in savings balances at the three new offices, as well as an increase in other personal savings balances. The increase in NOW account balances included $1.7 million in deposits related to the M&T branch acquisition.

A $32.2 million increase in securities sold under agreements to repurchase reflects the above mentioned funding related to the leveraged securities purchases, while the significant increase in deposits was the principal factor in the $62.4 million reduction in short term borrowings under the Corporation's line of credit with the FHLB.

======================================================19==================================================

BALANCE SHEET COMPARISONS
(in millions) Average Balance Sheet	2008	2007	2006	2005	2004	2003	% Change 2007 to 2008	Compounded Annual Growth 5 Years
Total Assets	$837.5	$767.0	$722.0	$715.3	$746.1	$748.2	9.2%	2.3%
Earning Assets (1)	757.3	698.6	665.9	661.3	691.9	690.9	8.4%	1.9%
Loans, net of deferred fees and costs, and unearned income	561.6	520.0	449.7	403.4	388.2	412.6	8.0%	6.4%
Investments (2)	195.7	178.6	216.2	257.9	303.7	278.3	9.6%	-6.8%
Deposits	649.7	592.6	568.3	530.0	541.8	553.2	9.6%	3.3%
Wholesale funding (3)	78.8	72.2	54.3	87.5	108.1	101.7	9.1%	-5.0%
Tier I equity (4)	73.0	76.2	76.6	74.6	72.4	69.3	-4.2%	1.0%

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

(4) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss.
(in millions) Ending Balance Sheet	2008	2007	2006	2005	2004	2003	% Change 2007 to 2008	Compounded Annual Growth 5 Years
Total Assets	$838.3	$788.9	$739.0	$718.0	$722.5	$747.2	6.3%	2.3%
Earning Assets(1)	764.6	707.5	668.5	666.1	669.5	690.0	8.1%	2.1%
Loans, net of deferred fees and costs, and unearned income	565.2	539.5	477.7	418.7	381.5	390.4	4.8%	7.7%
Allowance for loan losses	9.1	8.5	8.0	9.8	9.9	9.8	7.7%	-1.6%
Investments (2)	205.3	176.0	190.8	247.3	292.7	309.1	16.6%	-7.9%
Deposits	656.9	572.6	585.1	524.9	519.6	551.1	14.7%	3.6%
Wholesale funding(3)	77.5	104.9	55.4	94.8	108.0	98.5	-26.1%	-4.7%
Tangible equity (4)	68.0	81.0	79.8	78.3	78.9	76.3	-16.1%	-2.3%
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

As of December 31, 2008, approximately $1.9 million of trust preferred securities at amoritized cost issued by single institutions and $3.0 million of collateralized debt obligations consisting of pools of trust preferred securities at amortized cost, had credit ratings below "A". The two single issue trust preferred securities had a rating of "BBB" by Standard & Poors, while one trust preferred pool had a rating of "B3" by Moody's and another had a rating of "Ba3" by Moody's.

=========================================================20===============================================
Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are classified as Held to Maturity. The Available for Sale portfolio at December 31, 2008 totaled $191.3 million compared to $165.3 million a year earlier. At year-end 2008, the total net unrealized appreciation in the securities available for sale portfolio was $5.9 million, compared to $8.0 million a year ago. The components of this change are set forth below.
(in thousands) Securities Available for Sale	Amortized Cost	2008 Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	2007 Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 60,190	$ 61,543	1,353	$ 81,752	$ 81,944	$ 192
Mortgage-backed securities	100,792	102,933	2,142	57,006	56,285	(721)
Obligations of states and political subdivisions	16,265	16,420	155	13,372	13,483	111
Corporate bonds and notes	2,500	1,750	(750)	2,500	2,359	(141)
Trust preferred securities	4,810	3,285	(1,525)	1,852	2,082	230
Corporate stocks	827	5,324	4,497	828	9,168	8,340
Totals	$185,383	$191,255	$5,872	$157,310	$165,321	$ 8,011

Non-marketable equity securities carried by the Corporation at December 31, 2008 include 10,969 shares of Federal Reserve Bank stock and 26,065 shares of the Federal Home Loan Bank of New York stock. They are carried at their cost of $548 thousand and $2.607 million, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these two investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-performing loans at year-end 2008 totaled $4.544 million compared to $3.573 million at year-end 2007, an increase of $971 thousand. This increase resulted from a $597 thousand increase in non-accrual loans and a $458 thousand increase in accruing loans 90 days or more past due, partially offset by an $84 thousand decrease in troubled debt restructurings. The increase in non-accrual loans was primarily due to a $517 thousand increase in non-accruing consumer loans and a $140 thousand increase in non-accruing commercial loans, offset by a $78 thousand decrease in non-accruing mortgages. The $458 thousand increase in accruing loans 90 days or more past due was principally due to higher mortgage delinquencies, while the decrease in troubled debt restructurings reflects principal reductions made over the past year.

At December 31, 2008, Other Real Estate Owned ("OREO") totaled $324 thousand consisting of six residential rental properties, two commercial properties and one single family home. At December 31, 2007 the Corporation had no properties classified as OREO.

Non-Performing Assets

The following table summarizes the Corporation's non-performing assets (in thousands of dollars):
December 31,	2008	2007	2006	2005	2004
Non-accrual loans	$ 2,822	$ 2,225	$ 2,860	$ 8,727	$ 10,507
Troubled debt restructurings	746	830	329	106	-
Accruing loans past due 90 days or more	976	518	421	308	258
Total non-performing loans	$ 4,544	$ 3,573	$ 3,610	$ 9,141	$ 10,765
Other real estate owned	324	-	1,819	79	104
Total non-performing assets	$ 4,868	$ 3,573	$ 5,429	$ 9,220	$ 10,869

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):
	2008	2007	2006
Interest income that would have been recorded under original terms	$ 256	$ 235	$ 359
Interest income recorded during the period	$ 85	$ 59	$ 29

In addition to non-performing loans, as of December 31, 2008, the Corporation, through its credit administration and loan review functions, has identified 13 commercial relationships totaling $10.0 million in potential problem loans, as compared to $11.1 million (14 relationships) at December 31, 2007. Potential problem loans are loans that are currently performing, but where known information

====================================================21====================================================
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

Included in the Corporation's investment portfolio at December 31, 2008 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay. The provision for loan losses during 2008 and 2007 totaled $1.450 million and $1.255 million, respectively. While net charge-offs increased only $12 thousand, this $195 thousand increase was principally related to loan growth during 2008, an analysis of historical loan loss experience and a continuing weak economic outlook. At December 31, 2008, the Corporation's allowance for loan losses totaled $9.106 million, resulting in a coverage ratio of allowance to non-performing loans of 200.4%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs during 2008 totaled $797 thousand or 0.14% of average outstanding loans, compared to $785 thousand or 0.15% of average outstanding loans in 2007. This $12 thousand increase was due principally to increases in net consumer loan and home equity charge-offs of $570 thousand and $33 thousand respectively, offset by a $593 thousand decrease in net commercial loan charge-offs. The allowance for loan losses to total loans at December 31, 2008 was 1.61% as compared to 1.57% as of December 31, 2007.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2008 (in thousands of dollars):
	Years Ended December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of year	$ 8,453	$ 7,983	$ 9,778	$ 9,983	$ 9,848
Charge-offs:
Commercial, financial and agricultural	306	793	1,659	1,246	1,060
Real estate mortgages	15	13	4	11	3
Consumer loans	1,018	482	482	516	577
Home equity	33	-	-	2	-
Total	1,372	1,288	2,145	1,775	1,640
Recoveries:
Commercial, financial and agricultural	437	331	38	13	53
Real estate mortgages	-	-	-	-	-
Consumer loans	138	172	187	257	222
Total	575	503	225	270	275
Net charge-offs	797	785	1,920	1,505	1,365
Provision charged to operations	1,450	1,255	125	1,300	1,500
Allowance for loan losses at end of year	$9,106	$ 8,453	$ 7,983	$ 9,778	$ 9,983
Ratio of net charge-offs during year to average loans outstanding (1)	..14%	..15%	..43%	..37%	..35%

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

=====================================================22===================================================
The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB"), which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At December 31, 2008, the Corporation maintained a $165.7 million line of credit with the FHLB, as compared to $149.4 million at December 31, 2007.

During 2008, cash and cash equivalents decreased $5.7 million as compared to an increase of $2.8 million during 2007. In addition to cash provided by operating activities, a major source of cash during 2008 was the net cash received in the M&T branch acquisition totaling $43.5 million. The major factors netting to that amount included cash received for the deposits assumed totaling $64.6 million, which was offset by the purchase of $12.6 million of loans, the payment of an $8.4 million premium for the deposits assumed, and the purchase of fixed assets totaling $120 thousand. Other primary sources of cash during 2008 included proceeds from maturities and principal payments on securities totaling $68.2 million, a $32.2 million increase in securities sold under agreements to repurchase, a $19.4 million increase in other deposits and $2.7 million from net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund purchases of securities totaling $100.4 million, a $62.4 million net reduction of FHLB advances, an $18.7 million net increase in loans, purchases of fixed assets in the amount of $4.2 million, payment of cash dividends totaling $3.5 million and the purchase of $930 thousand of treasury stock.

In addition to cash provided by operating activities, other primary sources of cash during 2007 included a net increase in FHLB advances of $54.5 million, proceeds from maturities and principal payments on securities totaling $36.9 million and proceeds from the sale of OREO totaling $2.4 million. Proceeds from the above were used primarily to fund a $62.2 million net increase in loans, a $12.5 million decrease in deposits, purchases of securities totaling $11.8 million, a $5.3 million purchased intangible related to the purchase of the trust business of Partners Trust, purchases of premises and equipment totaling $4.1 million, a net reduction of securities sold under agreements to repurchase in the amount of $3.8 million, the payment of cash dividends totaling $3.4 million, net purchases of FHLB and Federal Reserve Bank stock in the amount of $2.3 million and purchases of treasury stock totaling $1.2 million.

As of December 31, 2008, the Corporation's consolidated leverage ratio was 8.94%. The Tier I and Total Risk Adjusted Capital ratios were 11.97% and 13.58%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

On October 14, 2008, the United States Treasury announced that it would purchase up to $250 billion of senior perpetual preferred stock from qualified financial institutions under its $700 billion Troubled Asset Relief Program ("TARP"). This component of TARP is referred to as the TARP Capital Purchase Program. Following a thorough analysis of this program, including consultation with legal and financial advisors, the Board of Directors of the Corporation, based upon management's recommendation, concluded that the Corporation would not participate in the program. This decision was based upon the strong capital position of the Corporation as referenced above, and management's conclusion that this strong capital position was sufficient to meet its short and longer term strategic initiatives.

Cash dividends declared during 2008 totaled $3.515 million or $1.00 per share compared to $3.413 million or $0.97 per share in 2007 and $3.422 million or $0.96 per share in 2006. Dividends declared during 2008 amounted to 42.1% of net income compared to 47.0% and 51.9% of 2007 and 2006 net income, respectively. It is management's objective to continue generating sufficient capital internally, while retaining an adequate dividend payout ratio to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 19, 2008, the Corporation's Board of Directors authorized the repurchase of up to 90,000 shares over a one year period, either through open market or privately negotiated transactions. This program replaced the share repurchase program that had been approved in November of 2006, and expired in November of 2008. Since the inception of the share repurchase program approved in November of 2006, a total of 89,249 treasury shares had been purchased through December 31, 2008, of which 9,136 shares were purchased under the program approved on November 19, 2008. During 2008, the Corporation purchased 37,124 shares at a total cost of $930 thousand or an average price of $25.06 per share. Additionally, during 2008, 20,221 shares were re-issued

====================================================23====================================================
from treasury to fund the stock component of directors' 2007 compensation, distributions under the Corporation's directors' deferred stock plan, a stock grant to an executive officer and funding for the Corporation's profit sharing, savings and investment plan. During 2007, 40,325 treasury shares were purchased at a total cost of $1.239 million or an average price of $30.73 per share, while in 2006, 73,496 shares were purchased at a cost of $2.265 million or an average price of $30.82 per share.

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

As of December 31, 2008, the Corporation has off-balance sheet arrangements as follows (in thousands of dollars):
		Commitment Maturity by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$ 17,535	$ 9,371	$ 319	$ 5,050	$ 2,795
Unused portions of lines of credit (1)	$ 81,636	81,636	-	-	-
Commitments to fund new loans	$ 7,199	7,199	-	-	-
Total	$106,370	$ 98,206	$ 319	$ 5,050	$ 2,795

(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $29,690,406, $17,712,027 and $2,735,861, respectively, at December 31, 2008.

Contractual Obligations

As of December 31, 2008, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):
		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Time Deposits (Note 8)	$250,648	$178,322	$ 62,846	$ 9,307	$ 173
Federal Home Loan Bank advances (Note 10)	20,000	-	10,000	-	10,000
Securities sold under agreements to repurchase (Note 9)	63,413	15,913	27,500	-	20,000
Agreement to purchase Canton Bancorp, Inc.	7,652	7,652	-	-	-
Operating leases	6,223	545	1,079	1,049	3,550
Other	1,112	324	541	175	72
Total	$349,048	$202,756	$101,966	$ 10,531	$ 33,795

Results of Operations 2008 vs. 2007

Consolidated net income in 2008 totaled $8.354 million, an increase of $1.095 million or 15.1% compared to 2007 net income of $7.259 million. Earnings per share increased 14.9% from $2.02 per share to $2.32 per share. Dividends declared per share increased from $0.97 per share to $1.00 per share.

As discussed below, the net income increase resulted principally from increases in net interest income and non-interest income, somewhat offset by an increase in operating expenses.

Net interest income increased $4.732 million or 18.2% from $25.936 million to $30.668 million, with the net interest margin increasing 34 basis points to 4.05%. This improvement in net interest income and margin resulted principally from increases in average loans and securities and an 86 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 28 basis point decrease in the average yield on earning assets. A $58.8 million or 8.4% increase in average earning assets reflects a $41.6 million increase in average loans, as well as increases in average securities and fed funds sold and interest-bearing deposits totaling $14.4 million and $2.8 million, respectively. The increase in average loans is reflective of growth in all segments of the loan portfolio, with average consumer loans increasing $20.2 million, average commercial loans increasing $11.0 million and average mortgages increasing $10.4 million. Approximately $9.2

==================================================24======================================================
million of the increase in average loans is related to the M&T branch acquisition. The increase in average securities was principally due to the above mentioned $50.0 million leverage transaction completed during the second quarter of 2008. While on average, earning assets increased 8.4%, total interest and dividend income was up $1.563 million or 3.6%, as the average yield on earning assets was down 28 basis points to 6.00%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $62.8 million or 9.3% due to increases in average deposits and other borrowed funds of $57.2 million and $5.6 million, respectively. Approximately $49.5 million of the increase in average deposits was related to the M&T branch acquisition. In total, average non-interest bearing deposits increased $9.8 million, while average interest-bearing deposits increased $47.4 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $24.4 million and $12.3 million, respectively. Additionally, average savings and NOW account balances increased $6.9 million and $3.7 million, respectively. The increase in average other borrowings was due to a $17.6 million increase in average securities sold under agreements to repurchase, offset by decreases in overnight and term advances from the FHLB totaling $10.6 million and $1.3 million, respectively. While average interest-bearing liabilities increased $53.0 million or 10.0%, interest expense decreased $3.169 million or 17.7%, as the average cost of interest-bearing liabilities decreased 86 basis points from 3.40% to 2.54%.

The 2008 provision for loan losses of $1.450 million was $195 thousand higher than a year ago. As discussed under the Asset Quality section of this report, this increase reflects loan growth and a continuing weak economic outlook, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, the current economic environment and loan growth.

Non-interest income during 2008 increased $509 thousand or 3.1% from $16.629 million to $17.138 million. This increase was negatively impacted by an $803 thousand impairment charge on investment securities, as during the fourth quarter of 2008 the Corporation recognized an other-than-temporary impairment ("OTTI") charge on a collateralized debt obligation consisting of a pool of trust preferred securities issued by financial institutions. This security had a cost basis of $1.563 million and a fair value of $760 thousand at December 31, 2008. Despite the fact that we continue to receive all contractual payments on this security, the conclusion that it was OTTI was based on a cash flow analysis with several factors considered, including higher deferrals and defaults by the issuers of the underlying securities, downgrades by rating agencies and the continued weakness in the U.S. economy, and the financial services sector in particular. Excluding this write-down, all other non-interest income increased $1.313 million or 7.9%. This increase was due in large part to a $580 thousand increase in gains on securities transactions, a $467 thousand gain resulting from the sale of our credit card merchant processing business in the fourth quarter of 2008 and a $489 thousand increase in Trust and Investment Center fee income. The increase in gains on securities transactions was impacted to a great extent by the initial public offering ("IPO") of Visa, Inc. ("Visa") during the first quarter of this year. As a Visa member institution, the Corporation was issued shares of Visa prior to the IPO, approximately 39% of which were redeemed by Visa following the IPO, resulting in a net pre-tax gain of $411 thousand. The increase in Trust and Investment Center fee income reflects additional revenue resulting from the acquisition of the trust relationships of Partners Trust in May of 2007 and the accrual of trustee fees on a large new estate acquired during the fourth quarter of 2008, partially offset by lower asset market values related to the decline in the stock market during 2008. Other significant increases include a $341 thousand increase in service charges, a $199 thousand increase in check card interchange fee income and a $179 thousand increase in revenue from our equity investment in Cephas Capital Partners, LP, a Small Business Investment Company limited partnership. These increases were partially offset primarily by a $672 thousand decrease in gains on the sale of OREO related to the sale of two commercial properties during 2007.

Operating expenses during 2008 increased $3.448 million or 11.3% from $30.520 million to $33.968 million, with approximately $2.0 million of this increase associated with the M&T branch acquisition in March of 2008, and the acquisition of the trust relationships from Partners Trust in May of 2007. Specific areas having the greatest impact on the total operating expense increase included a $1.041 million increase in salaries and wages, a $796 thousand increase in net occupancy costs, a $682 thousand increase in amortization of intangible assets and a $384

====================================================25====================================================
thousand increase in data processing costs. The increase in salaries and wages was primarily related to merit increases during 2008, the aforementioned acquisitions and higher incentive compensation. Higher occupancy expenses were impacted by increased rent expense associated with the branch offices acquired from M&T, as well as a land lease related to a new office to replace our existing Cayuga Heights office. This new office, which was under construction during 2008, was opened in January of 2009. The increase in occupancy costs also reflects higher depreciation and maintenance expenses. The increase in amortization expense is related to acquisitions, and includes $226 thousand in accelerated amortization of the intangible related to the purchase of the trust relationships of Partners Trust associated with the closing of a large account during the first quarter of 2008, which was offset by the payment of fees due under a pre-existing agreement. Higher data processing costs were principally affected by increases in trust department and check card processing costs, higher software maintenance costs and conversion costs associated with the M&T acquisition. In addition to the above, the cost of employee benefits increased $310 thousand, principally due to higher health insurance and payroll tax expenses.

The $505 thousand increase in income tax expense was due primarily to the $1.599 million increase in pre-tax income. The Corporation's effective tax rate was substantially unchanged at 32.6% in 2008 compared to 32.7% in 2007.

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

Non-interest income during 2007 increased $2.317 million or 16.2% from $14.312 million to $16.629 million. This increase was impacted to a great extent by a $1.444 million increase in Trust and Investment Center fee income as well as a $668 thousand increase in gains on the sale of Other Real Estate Owned ("OREO"), these being properties that had been acquired through foreclosure proceedings. The increase in Trust and Investment Center fee income was primarily due to increased

===================================================26=====================================================
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

===================================================27=====================================================

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2008	2007	2006	2005	2004	2003	% Change 2007 to 2008	Compounded Annual Growth 5 Years
Net interest income	$30,668	$25,936	$24,546	$24,737	$25,257	$25,864	18.2%	3.5%
Provision for loan losses	1,450	1,255	125	1,300	1,500	4,700	15.5%	-21.0%
Net interest income after provision for loan losses	29,218	24,681	24,421	23,437	23,757	21,164	18.4%	6.7%
Other operating income:
Trust and investment services income	6,834	6,345	4,901	5,095	4,725	4,501	7.7%	8.7%
Securities gains (losses), net	589	10	27	6	602	1,185	5790.0%	-13.0%
Impairment charge on investment securities	(803)	-	-	-	-	-	N/A	N/A
Net gains on sales of loans held for sale	114	98	103	107	983	245	16.3%	-14.2%
Other income	10,404	10,176	9,281	7,806	7,958	7,415	2.2%	7.0%
Total other operating income	17,138	16,629	14,312	13,014	14,268	13,346	3.1%	5.1%
Other operating expenses	33,968	30,521	29,523	27,315	25,482	25,020	11.3%	6.3%
Income before income tax expense	12,388	10,789	9,210	9,136	12,544	9,490	14.8%	5.5%
Income tax expense	4,034	3,530	2,621	2,546	3,811	2,537	14.3%	9.7%
Net income	$ 8,354	$ 7,259	$ 6,589	$ 6,590	$ 8,733	$ 6,953	15.08%	3.7%

====================================================28===================================================

AVERAGE BALANCES AND YIELDS

For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2008			2007			2006
Assets (Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$ 561,618	$36,662	6.53%	$ 520,027	$36,019	6.93%	$ 449,694	$30,312	6.74%
Taxable securities	169,413	7,886	4.66%	156,897	6,987	4.45%	188,038	8,210	4.37%
Tax-exempt securities	22,055	804	3.65%	20,175	795	3.94%	25,620	978	3.82%
Federal funds sold	2,898	68	2.34%	1,127	58	5.18%	2,170	108	5.00%
Interest-bearing deposits	1,322	18	1.38%	324	16	4.84%	350	17	4.73%

Total earning assets	757,306	45,438	6.00%	698,550	43,875	6.28%	665,872	39,625	5.95%

Non-earning assets:
Cash and due from banks	24,041			22,257			22,537
Premises and equipment, net	23,651			21,821			19,781
Other assets	36,191			26,546			20,121
Allowance for loan losses	(8,636)			(8,155)			(9,503)
AFS adjustment to fair value	4,953			6,016			3,219
Total	$ 837,506			$ 767,035			$ 722,027

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Now and super now deposits	$ 41,282	$ 246	0.60%	$ 37,551	137	0.36%	$ 38,249	177	0.46%
Savings and insured money market deposits	195,602	2,115	1.08%	164,288	2,932	1.78%	165,258	2,603	1.57%
Time deposits	256,661	9,169	3.57%	244,343	10,851	4.44%	225,165	9,266	4.12%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	87,225	3,240	3.71%	81,566	4,019	4.93%	63,250	3,033	4.80%

Total interest-bearing liabilities	$ 580,770	14,770	2.54%	527,748	17,939	3.40%	491,922	15,079	3.07%

Non-interest-bearing liabilities:
Demand deposits	156,191			146,379			139,626
Other liabilities	11,323			8,332			9,259
Total liabilities	748,284			682,459			640,807
Shareholders' equity	89,222			84,576			81,220
Total	$ 837,506			$ 767,035			$ 722,027

Net interest income		$30,668			$25,936			$24,546

Net interest rate spread			3.46%			2.88%			2.88%

Net interest margin			4.05%			3.71%			3.69%

===================================================29=====================================================

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

	2008 vs. 2007			2007 vs. 2006
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate
Loans	$ 643	2,785	(2,142)	$5,707	4,852	855
Taxable investment securities	899	574	325	(1,223)	(1,384)	161
Tax-exempt investment securities	9	70	(61)	(183)	(213)	30
Federal funds sold	10	55	(45)	(50)	(54)	4
Interest-bearing deposits	2	20	(18)	(1)	(1)	-
Total interest income	$ 1,563	3,583	(2,020)	$4,250	1,995	2,255

Interest expense (in thousands)
Interest-bearing demand deposits	109	14	95	(40)	(3)	(37)
Savings and insured money market deposits	(817)	487	(1,304)	329	(15)	344
Time deposits	(1,682)	526	(2,208)	1,585	821	764
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(779)	264	(1,043)	986	901	85
Total interest expense	$(3,169)	1,673	(4,842)	$2,860	1,146	1,714

Net interest income	$ 4,732	1,910	2,822	$1,390	849	541

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At December 31, 2008, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 7.96% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 0.06%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2008, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 12.33% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.15%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2008.

======================================================30==================================================
RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

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

In January, 2009, the FASB issued Staff Position (FSP) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, which amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is effective for periods ending after December 15,2008 and the impact of the adoptions was not material.

EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141 (R) is effective for fiscal years begining on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation's results of operations or financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief

======================================================31=================================================
Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2008.

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

As of December 31, 2008 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2008 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2008 financial statements included in this report, has issued an audit report on the effectiveness of the Corporation's internal controls over financial reporting.

/s/ Ronald M. Bentley

President and Chief Executive Officer

March 11, 2009

/s/ John R. Battersby, Jr.

Treasurer and Chief Financial Officer

March 11, 2009

Item 9B. OTHER INFORMATION

None

=====================================================32==================================================

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of the executive officers of the Corporation and positions held by each are presented in the following table. Officers are elected annually by the Board of Directors.
Name	Age	Position (served since)
Ronald M. Bentley	56	President and Chief Executive Officer of the Corporation and the Bank (2007);Chief Operating Officer of the Bank (2006). Mr. Bentley has been with the Company since 2006.
Jane H. Adamy	58	Senior Vice President (2004) and Corporate Secretary of the Corporation and the Bank (2001); Trust Compliance Officer (2008); Mrs. Adamy has been with the Company since 1972.
John R. Battersby, Jr.	58	Chief Financial Officer and Treasurer of the Corporation (2003); Executive Vice President, Chief Financial Officer and Treasurer (2004). Mr. Battersby has been with the Company since 1988.
Richard G. Carr	55	Senior Vice President of the Bank (2004) responsible for Busniness Client Service. Mr. Carr has been with the Company since 1997.
James E. Corey III	62	Vice President of the Corporation (1993); Executive Vice President of the Bank (1998). Mr. Corey has been with the Company since 1988.
Michael J. Crimmins	56	Senior Vice President of the Bank (2006) responsible for Support Services. Mr. Crimmins has been with the Company since 2006.
Louis C. DiFabio	45	Senior Vice President of the Bank (2005) responsible fo Retail Client Services. Mr. DiFabio has been with the Company since 1987.
Melinda A. Sartori	51	Executive Vice President of the Bank (2002) responsible for Trust and Investment Services. Mrs. Sartori has been with the Company since 1994.
Linda M. Struble	55	Senior Vice President of the Bank (2000) responsible for Human Resources. Ms. Struble has been with the Company since 1984.
Norman R. Ward	59	Senior Vice President and Chief Auditor of the Corporation and the Bank (2000). Mr. Ward has been with the Company since 1971.
Michael J. Wayne	48	Senior Vice President of the Bank (2009) responsible for Marketing Services. Mr. Wayne has been with the Company since 2006.

Additional information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2009 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2009 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2009 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2009 annual meeting of shareholders.

========================================================33===============================================
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2009 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements of the Corporation appear on pages F-1 through F-31 of this report and are incorporated in Part II, Item 8:
Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the three years ended December 31, 2008
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2008
Consolidated Statements of Cash Flows for the three years ended December 31, 2008
Notes to Consolidated Financial Statements

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
Exhibit 3.1

Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984. Filed as Exhibit 3.1 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

3.2

Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988. Filed as Exhibit 3.2 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

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

===========================================34=========================================
10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
10.7

Employment Contract Addendum dated as of November 21, 2007 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman. Filed as Exhibit 10.7 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

10.8

Change of Control Agreement dated August 23, 2007 Chemung Canal Trust Company and John R. Battersby, Jr., Executive Vice President, Treasurer & CFO. Filed as Exhibit 10.8 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

10.9

Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. Filed as Exhibit 10.9 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

10.10

Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President. Filed as Exhibit 10.10 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

10.11

Purchase Agreement dated November 30, 2007 between Chemung Canal Trust Company and Manufacturers and Traders Trust Company. Filed as Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on December 4, 2007 and incorporated herein by reference.

21	Subsidiaries of the Registrant.
23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

====================================================35==================================================

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages F-1 to F-31

====================================================36===================================================

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Chemung Financial Corporation

Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss) and cash flows for the years ended December 31, 2008, 2007 and 2006. We also have audited Chemung Financial Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemung Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting as disclosed in item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the corporation's internal control over financial reporting based on our audits.

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

===========================================================F-1=========================================================

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 11, 2009

====================================================F-2==================================================

CONSOLIDATED FINANCIAL STATEMENTS
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
ASSETS	2008	2007

Cash and due from financial institutions	$ 21,246,599	$ 29,095,659
Interest-bearing deposits in other financial institutions	2,404,781	282,676
Total cash and cash equivalents	23,651,380	29,378,335

Securities available for sale, at estimated fair value	191,254,900	165,321,115
Securities held to maturity, estimated fair value of $9,214,787 at December 31, 2008, and $4,575,465 at December 31, 2007	8,438,835	4,479,815
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,154,950	5,901,550
Loans, net of deferred origination fees and costs, and unearned income	565,185,154	539,522,490
Allowance for loan losses	(9,105,517)	(8,452,819)
Loans, net	556,079,637	531,069,671

Loans held for sale	80,413	39,400
Premises and equipment, net	24,937,808	23,220,106
Goodwill	8,806,796	1,516,666
Other intangible assets, net	6,204,494	5,629,776
Other assets	15,708,894	22,317,085
Total assets	$838,318,107	$788,873,519

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$157,690,737	$145,491,880
Interest-bearing	499,218,612	427,108,049
Total deposits	656,909,349	572,599,929
Securities sold under agreements to repurchase	63,412,514	31,212,292
Federal Home Loan Bank term advances	20,000,000	20,000,000
Federal Home Loan Bank overnight advances	-	62,400,000
Accrued interest payable	1,266,903	1,292,442
Dividends payable	875,438	879,682
Other liabilities	12,846,758	12,374,224
Total liabilities	755,310,962	700,758,569
Commitments and contingencies (note 16)

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 shares issued at December 31, 2008 and 2007	43,001	43,001
Additional paid-in capital	22,881,937	22,801,241
Retained earnings	85,868,637	81,029,531
Treasury stock, at cost (798,384 shares at December 31, 2008; 781,481 shares at December 31, 2007)	(20,547,419)	(20,138,214)
Accumulated other comprehensive (loss) income	(5,239,011)	4,379,391
Total shareholders' equity	83,007,145	88,114,950
Total liabilities and shareholders' equity	$838,318,107	$788,873,519

See accompanying notes to consolidated financial statements.

===================================================F-3==================================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2008	2007	2006

Interest and dividend income:
Loans, including fees	$36,661,536	$36,019,386	$30,311,710
Taxable securities	7,886,257	6,987,265	8,209,994
Tax exempt securities	804,360	794,630	977,913
Federal funds sold	67,936	58,350	108,403
Interest-bearing deposits	18,256	15,703	16,497
Total interest and dividend income	45,438,345	43,875,334	39,624,517

Interest expense:
Deposits	11,530,057	13,920,124	12,045,133
Borrowed funds	1,309,169	2,175,744	1,003,001
Securities sold under agreements to repurchase	1,930,819	1,843,131	2,030,413
Total interest expense	14,770,045	17,938,999	15,078,547

Net interest income	30,668,300	25,936,335	24,545,970

Provision for loan losses	1,450,000	1,255,000	125,000
Net interest income after provision for loan losses	29,218,300	24,681,335	24,420,970

Other operating income:
Trust & investment services income	6,833,755	6,345,041	4,900,833
Service charges on deposit accounts	5,046,976	4,706,049	4,399,611
Net gain on securities transactions	589,456	9,680	26,570
Impairment charge on investment securities	(803,222)	-	-
Net gain on sales of loans held for sale	114,283	97,595	103,425
Credit card merchant earnings	1,483,558	1,636,787	1,523,250
Gain on sale of merchant discount services	466,510	-	-
Gains on sales of other real estate	-	671,923	3,800
Other	3,406,836	3,161,439	3,354,605
Total other operating income	17,138,152	16,628,514	14,312,094

Other operating expenses:
Salaries and wages	13,650,512	12,609,190	10,823,084
Pension and other employee benefits	2,340,527	2,030,036	2,698,211
Net occupancy expenses	4,044,212	3,248,482	2,973,000
Furniture and equipment expenses	1,998,232	1,983,011	2,041,548
Amortization of intangible assets	1,315,082	633,363	397,719
Data processing expense	4,186,764	3,802,642	3,969,789
Losses on sales of other real estate	15,005	22,858	-
Other	6,417,651	6,190,772	6,619,868
Total other operating expenses	33,967,985	30,520,354	29,523,219
Income before income tax expense	12,388,467	10,789,495	9,209,845
Income tax expense	4,034,623	3,530,112	2,621,279
Net income	$ 8,353,844	$ 7,259,383	$ 6,588,566

Weighted average shares outstanding	3,593,751	3,594,998	3,642,370

Basic and diluted earnings per share	$2.32	$2.02	$1.81

See accompanying notes to consolidated financial statements.

================================================F-4=======================================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2005	$ 43,001	$22,787,587	$73,168,903	$(17,484,680)	$ 2,663,186	$81,177,997
Impact from adopting SEC Staff Accounting Bulletin 108 (SAB 108)	-	-	847,962	-	-	847,962
Comprehensive Income:
Net income	-	-	6,588,566	-	-	6,588,566
Change in unrealized gain on securities AFS, net	-	-	-	-	262,925	262,925
Total comprehensive income						6,851,491
Adjustment to initially apply SFAS No. 158 net(note 11)	-	-	-	-	(1,010,557)	(1,010,557)
Restricted stock units for directors' deferred compensation plan	-	82,241	-	-	-	82,241
Distribution of 7,963 shares of treasury stock for directors' compensation plan	-	(198,597)	-	198,597	-	-
Distribution of 1,193 shares restricted stock units for directors' deferred compensation plan	-	(26,436)	-	29,897	-	3,461
Distribution of 1,000 shares of treasury stock for employee compensation	-	7,610	-	25,390	-	33,000
Cash dividends declared ($.96 per share)	-	-	(3,422,024)	-	-	(3,422,024)
Purchase of 73,496 shares of treasury stock	-	-	-	(2,265,310)	-	(2,265,310)
Balances at December 31, 2006	43,001	22,652,405	77,183,407	(19,496,106)	1,915,554	82,298,261
Comprehensive Income:
Net income	-	-	7,259,383	-	-	7,259,383
Change in unrealized gain on securities AFS, net	-	-	-	-	1,986,127	1,986,127
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	477,710	477,710
Total comprehensive income						9,723,220
Restricted stock units for directors' deferred compensation plan	-	84,867	-	-	-	84,867
Distribution of 7,334 shares of treasury stock for directors' compensation plan	-	54,265	-	187,017	-	241,282
Distribution of 1,230 shares restricted stock units for directors' deferred compensation plan	-	(27,659)	-	31,476	-	3,817
Distribution of 1,000 shares of treasury stock for employee compensation	-	3,250	-	25,750	-	29,000
Cash dividends declared ($.97 per share)	-	-	(3,413,259)	-	-	(3,413,259)
Sale of 13,700 shares of treasury stock	-	34,113		352,911		387,024
Purchase of 40,325 shares of treasury stock	-	-	-	(1,239,262)	-	(1,239,262)
Balances at December 31, 2007	43,001	22,801,241	81,029,531	(20,138,214)	4,379,391	88,114,950
Comprehensive Income:
Net income	-	-	8,353,844	-	-	8,353,844
Change in unrealized gain on securities AFS, net	-	-	-	-	(1,312,069)	(1,312,069)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(8,306,333)	(8,306,333)
Total comprehensive (loss) income						(1,264,558)
Restricted stock units for directors' deferred compensation plan	-	103,365	-	-	-	103,365
Distribution of 8,227 shares of treasury stock for directors' compensation plan	-	12,180	-	212,010	-	224,190
Distribution of 1,273 shares restricted stock units for directors' deferred compensation plan	-	(30,818)	-	32,818	-	2,000
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Cash dividends declared ($1.00 per share)	-	-	(3,514,738)	-	-	(3,514,738)
Sale of 9,400 shares of treasury stock	-	(4,989)	-	242,288		237,299
Purchase of 37,124 shares of treasury stock	-	-	-	(930,363)	-	(930,363)
Balances at December 31, 2008	$ 43,001	$22,881,937	$85,868,637	$(20,547,419)	$(5,239,011)	$83,007,145

See accompanying notes to consolidated financial statements.

========================================================F-5==============================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31
	2008	2007	2006
Cash flows from operating activities:

Net income	$8,353,844	$ 7,259,383	$ 6,588,566
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,315,082	633,363	397,719
Deferred income tax (benefit) expense	(185,160)	471,138	3,980,216
Provision for loan losses	1,450,000	1,255,000	125,000
Depreciation and amortization of fixed assets	2,725,428	2,618,987	2,604,689
Amortization of premiums on securities, net	(5,851)	45,370	111,340
Accretion of deferred gain on sale of credit cards	-	(86,188)	(103,425)
Gain on sales of loans held for sale, net	(114,283)	(11,407)	-
Proceeds from sales of loans held for sale	3,848,275	503,857	-
Loans originated and held for sale	(3,775,005)	(492,450)	-
Net loss (gain) on sale of other real estate owned	15,005	(649,065)	(3,800)
Net gain on securities transactions	(589,456)	(9,680)	(26,570)
Impairment charge on investment securities	803,222	-	-
Decrease (increase) in other assets	7,194,870	(783,637)	3,309,496
(Decrease) increase in accrued interest payable	(25,539)	(30,854)	263,403
Expense related to employee stock compensation	35,000	29,000	33,000
Expense related to restricted stock units for directors' deferred compensation plan	103,365	84,867	82,241
(Decrease) increase in other liabilities	(7,029,759)	4,916,415	(6,088,659)
Origination of student loans	(3,407,942)	(5,733,707)	(5,544,071)
Proceeds from sales of student loans	7,647,892	5,218,044	4,547,836

Net cash provided by operating activities	18,358,988	15,238,436	10,276,981

Cash flows from investing activities:

Proceeds from maturities of and principal collected on securities available for sale	66,544,535	32,791,379	48,495,448
Proceeds from maturities of and principal collected on securities held to maturity	1,654,701	4,122,044	5,442,336
Purchases of securities available for sale	(94,826,153)	(10,100,000)	-
Purchases of securities held to maturity	(5,613,721)	(1,735,650)	(3,722,326)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(20,570,400)	(25,179,300)	(17,168,050)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	23,317,000	22,882,500	18,919,650
Cash paid for purchase of trust business	-	(5,301,983)	-
Net cash received in branch acquisition	43,542,640	-	-
Cash paid for purchase of Cascio Financial	(250,000)	-	-
Proceeds from sale of other real estate owned	37,515	2,421,026	29,842
Pension Contribution	-	-	(10,000,000)
Purchases of premises and equipment	(4,182,718)	(4,116,999)	(5,618,797)
Net increase in loans	(18,693,020)	(62,194,985)	(61,343,812)

Net cash used by investing activities	(9,039,621)	(46,411,968)	(24,965,709)

============================================================F-6=======================================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (con't)

Cash flows from financing activities:
Net (decrease)increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	26,602,484	(9,050,100)	16,261,222
Net (decrease) increase in time deposits and individual retirement accounts	(7,236,981)	(3,441,848)	43,893,577
Net increase (decrease) in securities sold under agreements to repurchase	32,200,222	(3,811,656)	(25,831,717)
Proceeds from Federal Home Loan Bank term advances	-	10,000,000	10,000,000
Proceeds from Federal Home Loan Bank overnight advances	-	62,400,000	7,900,000
Repayments of Federal Home Loan Bank overnight advances	(62,400,000)	(7,900,000)	(20,800,000)
Repayment of Federal Home Loan Bank term advances	-	(10,000,000)	(10,000,000)
Purchase of treasury stock	(930,363)	(1,239,262)	(2,265,310)
Sale of treasury stock	237,299	387,025	-
Cash dividends paid	(3,518,983)	(3,382,566)	(3,436,808)
Net cash (used) provided by financing activities	(15,046,322)	33,961,593	15,720,964

Net (decrease) increase in cash and cash equivalents	(5,726,955)	2,788,061	1,032,236

Cash and cash equivalents, beginning of year	29,378,335	26,590,274	25,558,038

Cash and cash equivalents, end of year	$23,651,380	$29,378,335	$26,590,274

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,795,584	$17,969,853	$14,815,145
Income taxes	$ 3,320,850	$ 30,972	$ 1,842,295

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 454,041	$ 27,200	$ 1,545,418

See accompanying notes to consolidated financial statements.

==================================================F-7====================================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006

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

FEDERAL HOME LOAN BANK (FHLB) AND FEDERAL RESERVE BANK (FRB) STOCK

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

====================================================F-8===================================================

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluations of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management believes that the allowance for loan losses is adequate to absorb probable incurred losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

====================================================F-9===================================================

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

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method based on contractual rates applied to the balances of individual trust accounts. The market value of trust assets under administration totaled $1.578 billion at December 31, 2008 and $1.899 billion at December 31, 2007.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill and other intangible assets carried on the Corporation's consolidated financial statements totaled $15.0 million and $7.1 million, respectively, at December 31, 2008 and 2007.

In accordance with generally accepted accounting principles, the company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

The Corporation's other intangible assets resulted from the purchase of deposits from the Resolution Trust Company in 1994, the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of three former M&T Bank branch offices in March 2008 and the acquisition of Cascio Financial Strategies in May of 2008, with balances of $166 thousand, $4.487 million, $1.110 million and $442 thousand, respectively, at December 31, 2008. Both the deposits of the Resolution Trust Company and the trust business are being amortized to expense over the expected useful life of 15 years. The M&T branch offices are being amortized to expense using a 7.25 year accelerated method. The customer relationship intangible for Cascio Financial is being expensed over a 5 year period. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.

Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2008.

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

=================================================F-10====================================================

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits with other financial institutions and federal funds sold.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

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

In January, 2009, the FASB issued Staff Position (FSP) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, which amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is effective for periods ending after December 15,2008 and the impact of the adoptions was not material.

==================================================F-11====================================================

EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141 (R) is effective for fiscal years begining on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation's results of operations or financial position.

(2) RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was $750,000 at December 31, 2008.

(3) SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2008 and 2007 are as follows:
	2008		2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 60,190,338	$ 61,543,499	$ 81,752,335	$ 81,943,717
Mortgage-backed securities	100,791,511	102,932,724	57,005,556	56,284,754
Obligations of states and political subdivisions	16,264,746	16,419,984	13,371,458	13,482,956
Corporate bonds and notes	2,500,000	1,750,000	2,500,000	2,358,565
Trust preferred securities	4,809,523	3,285,000	1,851,849	2,082,665
Corporate stocks	827,089	5,323,693	828,308	9,168,458
Total	$ 185,383,207	$ 191,254,900	$ 157,309,506	$ 165,321,115

Gross unrealized gains and losses on securities available for sale at December 31, 2008 and 2007, were as follows:
	2008		2007
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 1,353,160	$	$ 247,667	$ 56,285
Mortgage-backed securities	2,302,649	161,436	85,541	806,343
Obligations of states and political subdivisions	239,458	84,220	129,267	17,769
Corporate bonds and notes	-	750,000	-	141,435
Trust preferred securities	-	1,524,523	230,816	-
Corporate stocks	4,496,604	-	8,340,150	-
Total	$ 8,391,871	$ 2,520,179	$ 9,033,441	$ 1,021,832

Gross realized gains on sales of securities available for sale were $589,456, $9,680, and $26,570 for the years ended December 31, 2008, 2007 and 2006, respectively. There were no realized losses on sales of securities available for sale for the years ended December 31, 2008, 2007 and 2006. The tax provision reltated to security gains was $228,037, $3,745 and $10,349 respectively.

===================================================F-12===================================================

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2008, for debt securities available for sale are as follows:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 45,230,244	$ 45,753,858	$ 14,960,094	$ 15,789,641
Mortgage-backed securities	9,916,013	10,064,934	33,543,873	33,919,730
Obligations of states and political subdivisions	1,487,093	1,512,753	5,943,299	6,080,525
Corporate bonds and notes	-	-	2,500,000	1,750,000
Trust preferred securities	-	-	-	-
Total	$ 56,633,350	$ 57,331,545	$ 56,947,266	$ 57,539,896
	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ -	$ -	$ -	$ -
Mortgage-backed securities	57,095,997	58,719,609	235,628	228,451
Obligations of states and political subdivisions	7,178,810	7,220,276	1,655,544	1,606,430
Corporate bonds and notes	-	-	-	-
Trust preferred securities	-	-	4,809,523	3,285,000
Total	$ 64,274,807	$ 65,939,885	$ 6,700,695	$ 5,119,881

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized cost and estimated fair value of securities held to maturity at December 31, 2008 and 2007 are as follows:
	2008		2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$ 8,438,835	$ 9,214,787	$ 4,479,815	$ 4,575,465
Total	$ 8,438,835	$ 9,214,787	$ 4,479,815	$ 4,575,465

Securities held to maturity had unrealized gains totaling $775,952 and $209,189 at December 31, 2008 and 2007, respectively. Unrealized losses were $0 at December 31, 2008 and $113,539 at December 31, 2007. There were no sales of securities held to maturity in 2008, 2007 or 2006.

The contractual maturity of securities held to maturity is as follows at December 31, 2008:
Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 4,047,209	$ 4,100,347	$ 2,594,376	$ 2,891,977
Total	$ 4,047,209	$ 4,100,347	$ 2,594,376	$ 2,891,977
Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 1,376,000	$ 1,648,755	$ 421,250	$ 573,708
Total	$ 1,376,000	$ 1,648,755	$ 421,250	$ 573,708

====================================================F-13==================================================

Temporarily impaired investments in securities available for sale and held to maturity that had been in a continuous unrealized loss position at December 31, 2008 and December 31, 2007 were as follows:

	Less than 12 months		12 months or longer		Total
2008	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S.Government and U.S. Government sponsored enterprises	$ -	$ -	$ -	$ -	$ -	$ -
Mortgage-backed securities	2,178,309	29,993	6,445,524	131,442	8,623,833	161,435
Obligations of states and political subdivisions	5,018,240	84,221	-	-	5,018,240	84,221
Corporate bonds and notes	1,750,000	750,000	-	-	1,750,000	750,000
Trust preferred securities	2,525,000	1,524,523			2,525,000	1,524,523
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$11,471,549	$ 2,388,737	$ 6,445,524	$ 131,442	$17,917,073	$ 2,520,179

	Less than 12 months		12 months or longer		Total
2007	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S.Government and US Government sponsored enterprises	$ 9,962,914	$ 30,239	$ 6,791,421	$ 26,046	$ 16,754,335	$ 56,285
Mortgage-backed securities	5,388,672	24,285	42,126,817	782,058	47,515,489	806,343
Obligations of states and political subdivisions	602,253	113,539	2,176,945	17,769	2,779,198	131,308
Corporate bonds and notes	-	-	2,358,565	141,435	2,358,565	141,435
Trust preferred securities	-	-	-	-	-	-
Corporate stocks	-	-	-	-	-	-
Total temporarily impaired securities	$ 15,953,839	$ 168,063	$ 53,453,748	$ 967,308	$ 69,407,587	$1,135,371

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

At December 31, 2008 the Corporation recognized a pre-tax loss of $803,222, which represents an other-than-temporary decline in fair value on a $1,563,222 Trust Preferred security. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings. Following this charge the security has an adjusted amoritzed cost basis of $760,000 representing approximately 38% of par value.

For those securities whose decline in fair value is considered temporary, management has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost, which may be maturity. Approximately 90% of the unrealized loss position at December 31, 2008 was related to corporate bonds, trust preferred securities and collateralized debt obligations consisting of pools of trust preferred securities. This temporary impairment has resulted from the overall market illiquidity for these types of securities, caused by the current economic environment and related impact on financial institutions. The corporate bonds, trust preferred securities and collateralized debt obligations consisting of pools of trust preferred securities all consist of obligations of financial institutions. The one corporate bond and two trust preferred securities were all rated "BBB" or higher by Standard & Poors and Moody's at December 31, 2008. One collateralized debt obligation consisting of a pool of trust preferred securities was rated below investment grade at "Ba3" by Moody's. This security continues to accrue interest, payments continue to be made as agreed and management's cash flow projections based on the current and projected collateral defaults, indicated that no principal or interest shortfall is anticipated. Therefore, these impairments are deemed temporary based on the financial condition and near-term prospects of the issuers and the fact that the Corporation has the intent and ability to retain these investments for a period of time sufficient to allow for any anticipated recovery in fair value.

====================================================F-14==================================================

Interest and dividend income on securities for the years ended December 31, 2008, 2007 and 2006 was as follows:
	2008	2007	2006
Taxable:
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 2,993,428	$ 3,509,949	$ 3,714,249
Mortgage-backed securities	3,893,983	2,648,457	3,327,024
Corporate bonds and notes	169,654	143,533	434,934
Trust preferred securities	365,083	210,796	320,180
Corporate stocks	464,109	474,530	413,607
Exempt from Federal taxation:
Obligations of states and political subdivisions	804,360	794,630	977,913
Total	$ 8,690,617	$ 7,781,895	$ 9,187,907

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $151,467,956 at December 31, 2008 and $135,425,736 at December 31, 2007. This includes mortgage-backed securities totaling $65,892,652 and $15,230,787 (fair value of $67,664,077 and $15,050,527), and obligations of U.S. Government sponsored enterprises totaling $19,199,068 and $32,834,062 (fair value of $19,542,379 and $32,936,536), pledged to secure securities sold under agreements to repurchase at December 31, 2008 and 2007, respectively.

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2008 or 2007.

The Corporation has an equity investment in Cehpas Capital Partners, L.P. This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2008 and 2007, these investments totaled $2,549,222 and $2,507,209, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:
December 31,	2008	2007
Residential mortgages	$156,633,166	$159,626,837
Commercial mortgages	91,881,682	70,631,809
Commercial, financial and agricultural	123,596,986	131,071,275
Indirect consumer loans	101,076,153	90,737,964
Consumer loans	91,997,167	87,454,605
	$565,185,154	$539,522,490

Residential mortgages held for sale as of December 31, 2008 and 2007 were $80,413 and $39,400, respectively.

Residential mortgages totaling $111,242,438 at December 31, 2008, and $102,924,019 at December 31, 2007, were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

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

The following table summarizes the Corporation's non-performing loans at December 31, 2008 and 2007:
	2008	2007
Non-accrual loans	$ 2,822,115	$ 2,224,622
Troubled debt restructurings	745,926	830,258
Loans 90 days or more past due and still accruing interest	975,567	517,967
Total non-performing loans	$ 4,543,608	$ 3,572,847

====================================================F-15=================================================

The total amount of interest income that would have been recorded if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, in 2008, 2007 and 2006 was $255,775, $234,716 and $358,703, respectively. Interest income was recognized in 2008, 2007 and 2006 on those loans in the amount of $84,620, $58,818, and $29,273, respectively. The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows:
	2008	2007	2006
Balances at January 1	$8,452,819	$ 7,983,256	$ 9,777,643
Provision charged to operations	1,450,000	1,255,000	125,000
Loans charged-off	(1,372,415)	(1,288,267)	(2,144,629)
Recoveries	575,113	502,830	225,242
Balances at December 31	$ 9,105,517	$ 8.452.819	$ 7,983,256

At December 31, 2008 and 2007, the recorded investment in loans that are considered to be impaired totaled $2,690,174 and $2,634,969, respectively. Included in the 2008 amount are impaired loans of $1,663,761 for which an impairment allowance has been recognized. The related impairment allowance was $1,276,359. The 2007 amount includes $789,791 of impaired loans with a related impairment allowance of $340,807. The average recorded investment in impaired loans during 2008, 2007 and 2006 was $2,551,013, $2,487,040 and $5,556,480, respectively. During 2008, interest income recognized on impaired loans during the period the loans were impaired totaled $65,256, $1,640 of which was recognized on a cash-basis. During 2007, interest income recognized on impaired loans during the period the loans were impaired totaled $44,094, none of which was recognized on a cash-basis. During 2006, interest income recognized on impaired loans during the period the loans were impaired totaled $26,340, of which $3,200 was recognized on a cash-basis.

(5) PREMISES & EQUIPMENT

Premises and equipment at December 31, 2008 and 2007 are as follows:
	2008	2007
Land	$ 3,371,408	$ 3,371,408
Buildings	28,991,156	27,776,601
Equipment and furniture	27,397,896	25,872,219
Leasehold improvements	2,388,870	709,997
	$62,149,330	$57,730,225
Less accumulated depreciation and amortization	37,211,522	34,510,119
	$24,937,808	$23,220,106

Depreciation expense was $2,725,428, $2,618,987 and $2,604,689 for 2008, 2007 and 2006, respectively.

(6) BUSINESS COMBINATIONS

On March 14, 2008, the Bank completed the acquisition of three branches from Manufacturers and Traders Trust Company ("M&T") in the New York counties of Broome and Tioga. This acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"). This acquisition represented an expansion of our presence in both Broome and Tioga counties, an opportunity to add to our client base, and provided an additional funding source to support future growth. In this transaction, the Bank made a cash payment of approximately $8.4 million, assumed approximately $64.6 million of deposits and acquired $12.6 million in loans. The results of operation of the acquired branches are included in the Corporation's consolidated financial statements from the date of acquisition. The identified intangible assets from this acquisition are a core deposit intangible of $1.1 million and a customer relationship intangible of $331 thousand, both of which are being amortized over 7.25 years. Goodwill resulting from the acquisition was $7.3 million which is deductible for tax purposes over 15 years. Pro forma financial information is not presented based on management's conclusion that the impact to the Corporation's consolidated results is not material.

=====================================================F-16=================================================

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

(7) INTANGIBLE ASSETS

Acquired intangible assets were as follows at year end:
	At December 31, 2008		At December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core deposit intangibles	$ 7,024,461	$6,013,280	$ 5,965,794	$5,402,357
Other customer relationship intangibles	6,133,116	939,803	5,301,983	235,644
Carrying amount	$13,157,577	$6,953,083	$11,267,777	$5,638,001

Aggregate amortization expense was $1,315,082, $633,363 and $397,719 for 2008, 2007 and 2006.

The remaining estimated aggregate amortization expense is listed below:
Year	Estimated Expense
2009	$ 916,447
2010	704,402
2011	658,075
2012	611,748
2013	507,089
2014 and thereafter	2,806,733
Total	$ 6,204,494

(8) DEPOSITS

A summary of deposits at December 31, 2008 and 2007 is as follows:

	2008	2007
Non-interest-bearing demand deposits	$157,690,737	$145,491,880
Interest-bearing demand deposits	39,287,509	35,032,109
Insured money market accounts	96,215,118	64,745,005
Savings deposits	113,067,542	100,160,233
Time deposits	250,648,443	227,170,702
	$656,909,349	$572,599,929

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $71,234,389 and $63,851,391 at December 31, 2008 and 2007, respectively. Interest expense on such certificates was $2,676,559, $4,109,885 and $3,421,388 for 2008, 2007 and 2006, respectively.

Scheduled maturities of time deposits at December 31, 2008, are summarized as follows:
2009	$178,321,758
2010	52,452,088
2011	10,394,671
2012	7,315,901
2013	1,991,101
2014 and thereafter	172,924
$250,648,443

===============================================F-17=======================================================

(9) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2008, 2007 and 2006 is as follows:
	2008	2007	2006
Securities sold under agreements to repurchase:
Balance at December 31	$63,412,514	$31,212,292	$35,023,948
Maximum month-end balance	$65,802,532	$40,312,166	$51,979,980
Average balance during year	$53,630,728	$36,032,437	$40,342,384
Weighted-average rate at December 31	3.33%	4.43%	5.18%
Average rate paid during year	3.60%	5.12%	5.03%

Information concerning outstanding securities repurchase agreements as of December 31, 2008 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted- Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$ 5,912,514	$ -	0.38%	$16,772,157
After 90 days but within one year	10,000,000	42,750	2.70%	12,150,352
After one year but within five years	27,500,000	121,706	3.62%	32,365,974
After five years but within ten years	20,000,000	63,244	4.13%	24,830,910
Total	$63,412,514	$227,700	3.33%	$86,119.393

  The weighted-average remaining term to final maturity was approximately 3.8 years at December 31, 2008. At December 31, 2008, $22.5 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2008 on the callable securities repurchase agreements was 2.58%, with a weighted-average remaining period of approximately 3.9 years to the call date. At December 31, 2008, $40.9 million of the securities repurchase agreements did not contain call provisions. The weighted-average rate at December 31, 2008 on the non-callable securities repurchase agreements was 2.84%, with a weighted-average term to maturity of approximately 1.4 years.

  Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $523 thousand at December 31, 2008.

(10) FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2008 and 2007:

2008
Amount	Weighted-Average Rate	Maturity	Call Date
$ 10,000.000	4.77%	July 27, 2012	July 27, 2009
10,000,000	4.60%	December 22, 2016	December 22, 2011
$ 20,000,000	4.69%
2007
Amount	Weighted-Average Rate	Maturity	Call Date
$ 62,400,000	4.11%	January 2, 2008	-
10,000.000	4.77%	July 27, 2012	July 27, 2009
10,000,000	4.60%	December 22, 2016	December 22, 2011
$ 82,400,000	4.25%

Residential mortgages totaling $111,242,438 and $102,924,019, at December 31, 2008 and 2007, respectively, were pledged under a blanket collateral agreement for the Corporation's advances with the FHLB. Each advance is payable at its maturity date, with a prepayment penalty for any term advances.

(11) INCOME TAXES

For the years ended December 31, 2008, 2007 and 2006, income tax expense attributable to income from operations consisted of the following:
Current:	2008	2007	2006
State	$ 255,429	$ (6,698)	$ 2,287
Federal	3,964,354	3,065,672	(1,361,224)
	4,219,783	3 058,974	(1,358,937)
Deferred (benefit) expense	(185,160)	471,138	3,980,216
	$ 4,034,623	$ 3,530,112	$ 2,621,279

=========================================================F-18=========================================================

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:

	2008	2007	2006
Tax computed at statutory rate	$ 4,212,079	$ 3,668,428	$ 3,131,347
Tax-exempt interest	(415,958)	(423,251)	(499,907)
Dividend exclusion	(45,694)	(43,773)	(50,241)
State taxes, net of Federal impact	309,796	353,888	53,719
Nondeductible interest expense	36,093	45,605	48,230
Other items, net	(61,693)	(70,785)	(61,869)
Actual income tax expense	$ 4,034,623	$ 3,530,112	$ 2,621,279

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are presented below:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$ 3,522,560	$ 3,270,058
Accrual for employee benefit plans	979,916	1,045,961
Depreciation	554,568	601,141
Deferred compensation and directors' fees	879,000	809,775
Tax attribute carryforwards	7,752	259,414
Accounting for defined benefit pension and other benefit plans	5,584,197	343,324
Trust preferred impairment writedown	310,734	-
Other	468,139	302,895
Total gross deferred tax assets	$12,306,866	$ 6,632,568
Deferred tax liabilities:
Deferred loan fees and costs	$ 942,316	$ 929,945
Prepaid pension	5,057,817	4,850,463
Net unrealized gains on securities available for sale	2,271,523	3,099,371
Accrued trust fees	170,146	255,219
Other	332,696	219,083
Total gross deferred tax liabilities	8,774,498	9,354,081
Net deferred tax asset (liability)	$ 3,532,368	$(2,721,513)

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

The Corporation has a capital loss carryover of $20 thousand, which expires in 2011.

The Corporation had no unrecognized tax benefits at December 31, 2008 and does not expect unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interst or penalties recorded in the income statement in income tax expense for the year ended December 31, 2008. As of December 31, 2008, there were no amounts accrued for interest or penalties related to uncertain tax positions.

The Corporation's practice is to recognize interest and penalties related to uncertain tax positions in tax expense. The Corporation is no longer subject to examinations by Federal taxing authorities for years prior to 2005, and by New York State taxing authorities for the years prior to 2004. The Corporation's New York State taxes are currently being examined for tax years 2004 through 2006. Any potential adjustments from the New York State examination are not expected to have a material effect on the Corporation's tax position.

(12) PENSION PLAN AND OTHER BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan covering substantially all employees. The plan's defined benefit formula generally bases payments to retired employees upon their length of service multiplied by a percentage of the average monthly pay over the last five years of employment.

The Corporation uses a December 31 measurement date for its pension plan.

===================================================F-19====================================================

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2008 and 2007:
Change in projected benefit obligation:	2008	2007
Benefit obligation at beginning of year	$23,254,898	$21,884,089
Service cost	718,579	646,922
Interest cost	1,348,752	1,309,689
Actuarial (gain) loss	906,692	483,095
Benefits paid	(1,185,622)	(1,068,897)
Benefit obligation at end of year	$25,043,299	$23,254,898
Change in plan assets:
Fair value of plan assets at beginning of year	$34,343.710	$31,815,033
Actual (loss) return on plan assets	(9,671,990)	3,597,574
Employer contributions	-	-
Benefits paid	(1,185,622)	(1,068,897)
Fair value of plan assets at end of year	$23,486,098	$34,343,710
Funded status	$(1,557,201)	$11,088,812

Amount recognized in accumulated other comprehensive income at December 31, 2008 and 2007 consist of the following:
	2008	2007
Net actuarial loss	$15,212,473	$ 1,931,169
Prior service cost	214,102	302,774
Unrecognized net initial obligation	-	798
Total before tax effects	$15,426,575	$ 2,234,741

The accumulated benefit obligation at December 31, 2008 and 2007 was $21,082,291 and $19,719,789, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2008, 2007 and 2006 were as follows:
	2008	2007	2006
Discount rate	5.75%	6.00%	6.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income in 2008, 2007 and 2006 consist of the following:
Net periodic benefit cost	2008	2007	2006
Service cost, benefits earned during the year	$ 718,579	$ 646,922	$ 597,449
Interest cost on projected benefit obligation	1,348,752	1,309,689	1,227,107
Expected return on plan assets	(2,702,622)	(2,502,101)	(1,726,063)
Recognized prior service cost	88,672	88,672	88,672
Recognized actuarial loss	-	-	138,640
Recognized net initial obligation	798	69,888	69,888
Net periodic (benefit) cost	$ (545,821)	$ (386,930)	$ 395,693
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	13,281,304	(612,378)
Recognized prior service cost	(88,672)	(88,672)
Recognized net initial obligation	(798)	(69,888)
Total recognized in other comprehensive income (before tax effect)	$13,191,834	$ (770,938)
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$12,646,013	$(1,157,868)

During 2008, the plan's total unrecognized net loss increased by $13.3 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future working lifetime of the participants. As of January 1, 2008 the average expected future working lifetime of active plan participants was 11 years. Actual results for 2009 will depend on the 2009 actuarial valuation of the plan.
Amounts expected to be recognized in net periodic cost during 2009
Loss recognition	$1,155,286
Prior service cost recognition	$ 88,669
Net initial obligation recognition	$ -

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:
	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

=======================================================F-20===============================================

The Corporation changes important assumptions whenever changing conditions warrant. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant. Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below.

The Corporation's pension plan weighted-average asset allocation at December 31, 2008 and 2007, and the target allocation for 2009 by asset category are as follows:
Asset Category	Target Allocation 2009	Percentage of Plan Assets at December 31,		Weighted-Average Expected Long-Term Rate of Return
		2008	2007
Equity securities	40% - 75%	58%	74%	10.0%
Debt securities	20% - 50%	35%	16%	6.0%
Cash	0% - 20%	7%	10%	4.0%
Total		100%	100%	8.1%

The plan's investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan's assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Corporation may make changes at any time.

As of December 31, 2008 and 2007, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2009	$ 1,129,000
2010	$ 1,131,000
2011	$ 1,193,000
2012	$ 1,300,000
2013	$ 1,353,000
2014-2018	$ 8,353,000

The Pension Plan was amended effective January 1, 2006 to slightly improve early retirement factors at ages 55 through 59 and change the definition of actuarial equivalence.

The Corporation does not expect to contribute to the plan during 2009. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service. The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation. Expense under the plan totaled $288,486, $255,468, and $223,041 for the years ended December 31, 2008, 2007 and 2006, respectively. The plan's assets at December 31, 2008 and 2007, include 171,200 and 168,016 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements. Postretirement life insurance benefits are also provided to certain employees who retired prior to July 1981. This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self-insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside

=======================================================F-21===============================================

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2008 and 2007:
Changes in accumulated postretirement benefit obligation:	2008	2007
Accumulated postretirement benefit obligation at beginning of year	$ 1,215,193	$ 1,284,101
Service cost	27,000	27,000
Interest cost	78,000	71,000
Participant contributions	51,870	60,698
Actuarial loss (gain)	235,950	(112,193)
Benefits paid	(239,939)	(139,027)
Retiree drug subsidy received	-	23,614
Accumulated postretirement benefit obligation at end of year	$ 1,368,074	$ 1,215,193
Change in plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contribution	188,069	54,715
Plan participants' contributions	51,870	60,698
Benefits paid	(239,939)	(139,027)
Retiree drug subsidy received	-	23,614
Fair value of plan assets at end of year	$ -	$ -

Funded status	$(1,368,074)	$(1,215,193)

Amount recognized in accumulated other comprehensive income at December 31, 2008 and 2007 consist of the following:
	2008	2007
Net actuarial gain	$ (50,924)	$ (286,874)
Prior service benefit	(1,113,000)	(1,210,000)
Total before tax effects	$(1,163,924)	$(1,496,874)

Weighted-average assumption for disclosure as of December 31,:	2008	2007	2006
Discount rate	5.75%	6.00%	6.00%
Health care cost trend: Initial	9.00%	9.00%	9.00%
Health care cost trend: Ultimate	4.50%	4.50%	4.50%
Year ultimate reached	2018	2016	2016

The components of net periodic postretirement benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006
Service cost	$ 27,000	$ 27,000	$ 43,000
Interest cost	78,000	71,000	148,000
Recognized prior service (benefit) cost	(97,000)	(97,000)	8,000
Recognized actuarial gain	-	(7,000)	(5,000)
Net periodic postretirement cost (benefit)	$ 8,000	$ (6,000)	$ 194,000
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	235,950	(112,193)
Recognized acutuarial gain	-	7,000
Prior service benefit	-	-
Recognized prior service benefit	97,000	97,000
Total recognized in other comprehensive income (before tax effect)	$ 332,950	$ (8,193)
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$ 340,950	$ (14,193)

Amounts expected to be recognized in net periodic cost during 2009:
Gain recognition	$ -
Prior service cost recognition	$(97,000)

===================================================F-22================================================
Effect of a 1% increase in health care trend rate on:	2008	2007	2006
Benefit obligation	$ 24,000	$ 26,000	$ 33,000
Total service and interest cost	1,000	2,000	$ 2,000

Effect of a 1% decrease in health care trend rate on:
Benefit obligation	$ (29,000)	$ (33,000)	$ (37,000)
Total service and interest cost	$ (2,000)	$ (2,000)	$ (2,000)

Weighted-average assumptions for net periodic cost as of December 31,:	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%
Health care cost trend: Initial	9.00%	9.00%	9.50%
Health care cost tread: Ultimate	4.50%	4.50%	4.50%
Year ultimate reached	2018	2016	2016

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten:

Calendar Year
2009	$126,000
2010	$139,000
2011	$146,000
2012	$136,000
2013	$144,000
2014-2018	$594,000

The Corporation's policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2009 is $126,000.

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2008 and 2007.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.
Change in benefit obligation:	2008	2007
Benefit obligation at beginning of year	$ 915,477	$ 824,054
Service cost	14,094	15,981
Interest cost	53,168	48,815
Actuarial loss	34,614	47,547
Benefits paid	(61,277)	(20,920)
Projected benefit obligation at end of year	$ 956,076	$ 915,477
Changes in plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions prior to measurement date	61,277	20,920
Benefits paid	(61,277)	(20,920)
Fair value of plan assets at end of year	$ -	$ -
Unfunded status	$(956,076)	$(915,477)

Amounts recognized in accumulated other comprehensive income at December 31, 2008 and 2007 consist of the following:
	2008	2007
Net actuarial loss	$ 160,726	$ 129,952
Prior service cost	-	4
Total before tax effects	$ 160,726	$ 129,956

Accumulated benefit obligation at December 31, 2008 and 2007 was $929,706 and $909,272, respectively.
Weighted-average assumption for disclosure as of December 31,:	2008	2007	2006
Discount rate	5.75%	6.00%	6.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

=====================================================F-23======================================================

The components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

Net periodic benefit cost	2008	2007	2006
Service cost	$ 14,094	$ 15,981	$ -
Interest cost	53,168	48,815	45,802
Recognized prior service cost	4	1,448	1,448
Recognized actuarial loss	3,840	49,476	59,018
Net periodic postretirement benefit cost	$ 71,106	$ 115,720	$ 106,268
Other changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial loss	$ 34,614	$ 47,547
Recognized actuarial (loss)	(3,840)	(49,476)
Recognized prior service cost	(4)	(1,448)
Total recognized in other comprehensive income (befor tax effect)	$ 30,770	$ (3,377)
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$ 101,876	$ 112,343

Amounts expected to be recognized in net periodic cost during 2009:
Loss recognition	$7,235
Prior service cost recognition	-

Weighted-average assumptions for net periodic cost as of December 31,:
	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:
Calendar Year	Future Estimated Benefit Payments
2009	$ 75,000
2010	$ 75,000
2011	$ 75,000
2012	$ 75,000
2013	$ 75,000
2014-2018	$415,000

The Corporation expects to contribute $75,000 to the plan during 2009. Corporation contributions are equal to the benefit payments to plan participants.

(13) STOCK COMPENSATION

Members of the Board of Directors receive common shares of the Corporation equal in value to the amount of fees individually earned during the previous year for service as a member of the Board of Directors. The common shares are distributed to the Corporation's individual board members from treasury shares of the Corporation on or about January 15 following the calendar year of service.

Additionally, the President and CEO of the Corporation, who does not receive cash compensation as a member of the Board of Directors, is awarded common shares equal in value to the average of those awarded to board members not employed by the Corporation who have served twelve (12) months during the prior year.

An expense of $222 thousand related to this compensation was recognized during the year of 2008. During January 2009, 10,867 shares were re-issued from treasury to fund the stock component of directors' compensation.

===================================================F-24==================================================

(14) RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation. These loans are summarized as follows for the years ended December 31, 2008 and 2007:
	2008	2007
Balance at beginning of year	$ 9,582,355	$ 11,171,446
New loans or additional advances	33,027,189	8,695,647
Repayments	(31,485,920)	(10,284,738)
Balance at end of year	$ 11,123,624	$ 9,582,355

Deposits from principal officers, directors, and their affiliates at year-end 2008 were $13,178,498.

(15) EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:
	2008	2007	2006
Marketing and advertising	$834,608	$962,538	$1,036,016
Professional services	809,306	585,654	694,364
Loan administration and OREO expense	542,256	663,118	1,134,462

(16) COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:
	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$ 6,756,305	$ 443,639	$ 9,368,446	$ 1,251,823
Unused lines of credit	$ 1,178,649	$130,595,014	$ 1,395,190	$122,925,710
Standby letters of credit	$ -	$17,534,513	$ -	$ 11,487,214

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $17.535 million at December 31, 2008 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet

=========================================================F-25=============================================

instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2008 was not significant.

The Corporation has employment contracts with certain of its senior officers, which expire at various dates through 2009 and may be extended on a year-to-year basis.

In the normal course of business, there are various outstanding legal proceedings involving the Corporation or its subsidiaries. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Corporation.

(17) SHAREHOLDERS' EQUITY

The Bank is subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2008, approximately $8.9 million was available for the declaration of dividends from the Bank to the Corporation.

(18) PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):
BALANCE SHEETS - DECEMBER 31	2008	2007
Assets:
Cash on deposit with subsidiary bank	$ 121,126	$ 624,313
Investment in subsidiary-Chemung Canal Trust Company	79,376,588	84,446,122
Investment in subsidiary-CFS Group, Inc.	632,389	212,104
Dividends receivable from subsidiary bank	875,438	879,682
Securities available for sale, at estimated fair value	308,570	302,752
Other assets	2,634,599	2,565,426
Total assets	$ 83,948,710	$ 89,030,399
Liabilities and shareholders' equity:
Dividends payable	875,438	879,682
Other liabilities	66,127	35,767
Total liabilities	941,565	915,449
Shareholders' equity:
Total shareholders' equity	83,007,145	88,114,950
Total liabilities and shareholders' equity	$ 83,948,710	$ 89,030,399
STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2008	2007	2006
Dividends from subsidiary bank	$ 3,764,738	$ 3,913,259	$ 5,172,024
Interest and dividend income	13,118	28,092	25,523
Other income	367,545	204,428	487,661
Operating expenses	(173,980)	(179,899)	(137,224)
Income before impact of subsidiaries' earnings and distributions and income taxes	3,971,421	3,965,880	5,547,984
Equity in undistributed earnings of Chemung Canal Trust Company	4,477,636	3,253,187	1,141,876
Equity in undistributed (losses) earnings of CFS Group, Inc.	(79,715)	901	(23,537)
Income before income tax	8,369,342	7,219,968	6,666,323
Income tax expense (benefit)	15,498	(39,415)	77,757
Net Income	$ 8,353,844	$ 7,259,383	$ 6,588,566

========================================================F-26====================================================
STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2008	2007	2006
Cash flows from operating activities:
Net Income	$ 8,353,844	$ 7,259,383	$ 6,588,566
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(4,477,636)	(3,253,187)	(1,141,876)
Equity in undistributed losses (earnings) of CFS Group, Inc.	79,715	(901)	23,537
Decrease (increase) in dividend receivable	4,244	(30,693)	14,784
(Increase) decrease in other assets	(69,173)	354,386	(287,488)
(Decrease) increase in other liabilities	179,501	32,071	282,847
Expense related to employee stock compensation	35,000	29,000	33,000
Expense related to restricted stock units for directors' deferred compensation plan	103,365	84,867	82,241
Net cash provided by operating activities	4,208,860	4,474,926	5,595,611
Cash flow from investing activities:
Cash paid for purchase of Cascio Financial Strategies	(500,000)	-	-
Purchase of securities available for sale	-	(100,000)	-
Net cash used investing activities	(500,000)	(100,000)	-
Cash flow from financing activities:
Cash dividends paid	(3,518,983)	(3,382,566)	(3,436,808)
Purchase of treasury stock	(930,363)	(1,239,262)	(2,265,310)
Sale of treasury stock	237,299	387,025	-
Net cash used in financing activities	(4,212,047)	(4,234,803)	(5,702,118)
(Decrease) increase in cash and cash equivalents	(503,187)	140,123	(106,507)
Cash and cash equivalents at beginning of year	624,313	484,190	590,697
Cash and cash equivalents at end of year	$ 121,126	$ 624,313	$ 484,190

(19) FAIR VALUES

Statement 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The fair values of securities available for sale are usually determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

The Corporation's investment in collateralized debt obligations consisting of pooled Trust Preferred Securities which are issued by financial institutions were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments at the measurment date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, has varied widely. The once active market has become comparatively inactive. As a result, these investments are now priced using Level 3 inputs.

The Corporation has developed an internal model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value. These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

===================================================F-27===================================================

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and collateral evaluations. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the apraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:
		Fair Value Measurement at December 31, 2008 Using
Assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$191,254,900	$ 10,122,614	$179,247,286	$ 1,885,000

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2008 for Level 3 assets that are still held at December 31, 2008.
Fair Value Measurement at December 31, 2008 Using Significant Unobservable Inputs (Level 3)

Available for Sale Securities
Beginning balance, January 1, 2008	$ -
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	7,793
Impairment charge on investment securities	(803,222)
Included in other comprehensive income	(144,571)
Transfers in and/or out of Level 3	2,825,000
Ending balance, December 31, 2008	$1,885,000

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurement at December 31, 2008 Using Significant Unobservable Inputs (Level 3)
Assets:	Total
Impaired Loans	$ 1,413,815	$ 1,413,815

Impaired loans had a carrying amount of $2,690,174, with a valuation allowance of $1,276,359 at December 31, 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Short-Term Financial Instruments

For those short-term instruments that generally mature in ninety days or less, the carrying value approximates fair value.

FHLB and FRB Stock

It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions on its transferablity.

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

=====================================================F-28=================================================

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis. The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2008 and 2007.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2008 and 2007 are as follows (dollars in thousands):
	2008		2007
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$ 21,247	$ 21,247	$ 29,096	$29,096
Interest-bearing deposits in other financial institutions	2,405	2,405	283	283
Securities held to maturity	8,439	9,215	4,480	4,575
Federal Home Loan and Federal Reserve Bank stock	3,155	3,155	5,901	5,901
Net loans	556,080	564,724	531,070	537,549
Loans held for sale	80	80	39	39
Accrued interest receivable	3,385	3,385	3,452	3,452
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	406,261	406,261	345,429	345,429
Time deposits	250,648	253,453	227,171	227,849
Securities sold under agreements to repurchase	63,413	65,009	31,212	32,541
Federal Home Loan Bank overnight advances	-	-	62,400	62,400
Federal Home Loan Bank advances	20,000	21,739	20,000	22,127
Accrued interest payable	1,267	1,267	1,292	1,292
Dividends payable	875	875	880	880

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(20) REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations). Management believes that, as of December 31, 2008 and 2007, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

===================================================F-29========================================================

As of December 31, 2008, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:
	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk Weighted Assets):
Consolidated	$83,068,529	13.58%	$48,950,358	8.00%	$61,187,948	10.00%
Bank	$79,857,587	13.10%	$48,775,847	8.00%	$60,969,809	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$73,226,725	11.97%	$24,475,179	4.00%	$36,712,769	6.00%
Bank	$70,092,775	11.50%	$24,387,924	4.00%	$36,581,885	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$73,226,725	8.94%	$24,563,307	3.00%	$40,938,846	5.00%
Bank	$70,092,775	8.59%	$24,479,589	3.00%	$40,799,315	5.00%
As of December 31, 2007
Total Capital(to Risk Weighted Assets):
Consolidated	$87,269,125	15.78%	$44,254,012	8.00%	$55,317,515	10.00%
Bank	$83,578,333	15.19%	$44,023,112	8.00%	$55,028,890	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$76,582,379	13.84%	$22,127,006	4.00%	$33,190,509	6.00%
Bank	$72,964,924	13.26%	$22,011,556	4.00%	$33,017,334	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$76,582,379	10.14%	$22,658,049	3.00%	$37,763,416	5.00%
Bank	$72,964,924	9.70%	$22,569,927	3.00%	$37,616,545	5.00%

(21) COMPREHENSIVE INCOME (LOSS)

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

Comprehensive (loss) income for the years ended December 31, 2008, 2007, and 2006 was $(1,264,558), $9,723,220, and $6,851,491, respectively. The following summarizes the components of other comprehensive income (loss) and related tax effects:
Other Comprehensive Income (Loss)	2008	2007	2006
Change in unrealized holding (losses) gains on securities available for sale	$ (2,933,939)	$ 3,228,315	$ 457,241
Reclassification adjustment net loss (gains) realized in net income	794,022	(9,680)	(26,570)
Net unrealized (losses) gains	(2,139,917)	3,218,635	430,671
Tax effect	827,848	(1,232,508)	(167,746)
Net of tax amount	$ (1,312,069)	$1,986,127	$ 262,925
Change in funded status of defined benefit pension plan and other benefit plans	(13,555,554)	779,122	-
Tax effect	5,249,221	(301,412)	-
Net of tax amount	(8,306,333)	477,710	-
Total other comprehensive (loss) income	$ (9,618,402)	$ 2,463,837	$ 262,925

=================================================F-30=====================================================

(22) SEGMENT REPORTING

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
Year ended December 31, 2008	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$ 30,652	$ -	$ 16	$ 30,668
Provision for loan losses	1,450	-	-	1,450
Net interest income after provision for loan losses	29,202	-	16	29,218
Other operating income	9,717	6,834	587	17,138
Other operating expenses	26,678	6,763	527	33,968
Income before income tax expense	12,241	71	76	12,388
Income tax expense	4,042	27	(35)	4,034
Segment net income	$ 8,199	$ 44	$ 111	$ 8,354
Segment assets	$827,148	$ 7,745	$3,425	$ 838,318

Year ended December 31, 2007
Net interest income	$ 25,902	$ -	$ 34	$ 25,936
Provision for loan losses	1,255	-	-	1,255
Net interest income after provision for loan losses	24,647	-	34	24,681
Other operating income	9,857	6,345	426	16,628
Other operating expenses	24,319	5,795	406	30,520
Income before income tax expense	10,185	550	54	10,789
Income tax expense	3,356	213	(39)	3,530
Segment net income	$ 6,829	$ 337	$ 93	$ 7,259
Segment assets	$778,158	$ 7,819	$2,897	$ 788,874

Year ended December 31, 2006
Net interest income	$ 24,514	$ -	$ 32	$ 24,546
Provision for loan losses	125	-	-	125
Net interest income after provision for loan losses	24,389	-	32	24,421
Other operating income	8,737	4,901	674	14,312
Other operating expenses	24,812	4,342	369	29,523
Income before income tax expense	8,314	559	337	9,210
Income tax expense	2,341	218	62	2,621
Segment net income	$ 5,973	$ 341	$ 275	$ 6,589
Segment assets	$734,086	$ 908	$3,176	$ 738,170

(23) PENDING ACQUISITION (UNAUDITED)

On January 21, 2009, Chemung Financial Corporation and Canton Bancorp, Inc. executed a definitive agreement to merge. Under this agreement, Chemung Financial Corporation will purchase all of the outstanding shares of Canton Bancorp, Inc. in an all cash transaction valued at $7.7 million. Canton Bancorp, Inc. is the holding company of the Bank of Canton, which is headquartered in Canton, PA and has offices in Towanda and Troy, PA. Upon completion of the transaction, all three offices will become full service branches of Chemung Canal Trust Company.

The Bank of Canton has approximately $80 million in assets, including a loan portfolio approximating $62 million and deposits of nearly $70 million.

The completion of the transaction, which is subject to regulatory approval and the approval of Canton Bancorp, Inc. shareholders, is expected to take place in the second quarter of 2009.

==============================================F-31=======================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 11, 2009	By /s/ Ronald M. Bentley
Ronald M. Bentley President and Chief Executive Officer

DATED: MARCH 11, 2009	By /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert E. Agan Robert E. Agan	Director	March 11, 2009

/s/ David J. Dalrypmle David J. Dalrymple	Director Chairman of the Board	March 11, 2009

/s/ Robert H. Dalrymple Robert H. Dalrymple	Director	March 11, 2009

/s/ Clover M. Drinkwater Clover M. Drinkwater	Director	March 11, 2009

William D. Eggers	Director

/s/ Stephen M. Lounsberry, III Stephen M. Lounsberry, III	Director	March 11, 2009

/s/ Thomas K. Meier Thomas K. Meier	Director	March 11, 2009

/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 11, 2009

/s/ John F. Potter John F. Potter	Director	March 11, 2009

/s/ Charles M. Streeter, Jr. Charles M. Streeter, Jr.	Director	March 11, 2009

/s/ Richard W. Swan Richard W. Swan	Director	March 11, 2009

/s/ Jan P. Updegraff Jan P. Updegraff	Director	March 11, 2009

/s/ Ronald M. Bentley Ronald M. Bentley	President and Chief Executive Officer	March 11, 2009

=====================================================================================================

EXHIBIT INDEX
Exhibit 3.1

Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984. Filed as Exhibit 3.1 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

3.2

Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988. Filed as Exhibit 3.2 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

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
10.7

Employment Contract Addendum dated as of November 21, 2007 between Chemung Canal Trust Company and Jan P. Updegraff, Vice Chairman. Filed as Exhibit 10.7 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

10.8

Change of Control Agreement dated August 23, 2007 Chemung Canal Trust Company and John R. Battersby, Jr., Executive Vice President Treasurer & CFO. Filed as Exhibit 10.8 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

10.9

Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. Filed as Exhibit 10.9 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

10.10

Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and James E. Corey, III, Executive Vice President. Filed as Exhibit 10.10 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

10.11

Purchase Agreement dated November 30, 2007 between Chemung Canal Trust Company and Manufacturers and Traders Trust Company. Filed as Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on December 4, 2007 and incorporated herein by reference.

21	Subsidiaries of the Registrant.
23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

====================================================================================================================
31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.
32.2	Certification of Treasurer and Chief Finance Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. 1350.

========================================END OF DOCUMENT============================================================