Form 10-Q
period 2009-03-31
CHEMUNG FINANCIAL CORP
filed 2009-05-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2009
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

YES: X NO:

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES:_____ NO:_____

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 30, 2009 was 3,523,836.

END OF PAGE

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

END OF PAGE

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
	MARCH 31, 2009	DECEMBER 31, 2008
	---------------	-------------
ASSETS
Cash and due from financial institutions	$ 22,808,424	$ 21,246,599
Interest-bearing deposits in other financial institutions	53,299,145	2,404,781
	------------	------------
Total cash and cash equivalents	76,107,569	23,651,380
	------------	------------

Securities available for sale, at estimated fair value	189,255,597	191,254,900
Securities held to maturity, estimated fair value of $11,343,374 at March 31, 2009 and $9,214,787 at December 31, 2008	10,641,876	8,438,835
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,154,950	3,154,950

Loans, net of deferred origination fees and costs, and unearned income	555,751,292	565,185,154
Allowance for loan losses	(9,137,785)	(9,105,517)
	------------	------------
Loans, net	546,613,507	556,079,637
	------------	------------

Loans held for sale	199,966	80,413
Premises and equipment, net	24,891,630	24,937,808
Goodwill	8,806,796	8,806,796
Other intangible assets, net	5,911,591	6,204,494
Other assets	16,492,976	15,708,894
	------------	------------

Total assets	$882,076,458	$838,318,107
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$162,249,968	$157,690,737
Interest-bearing	541,466,826	499,218,612
	------------	------------
Total deposits	703,716,794	656,909,349
	------------	------------

Securities sold under agreements to repurchase	65,390,854	63,412,514
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	1,240,922	1,266,903
Dividends payable	879,930	875,438
Other liabilities	7,376,292	12,846,758
	------------	------------
Total liabilities	798,604,792	755,310,962
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2009 and December 31, 2008	43,001	43,001
Additional-paid-in capital	22,794,369	22,881,937
Retained earnings	86,722,698	85,868,637
Treasury stock, at cost (780,416 shares at March 31, 2009; 798,384 shares at December 31, 2008)	(20,062,479)	(20,547,419)
Accumulated other comprehensive income (loss)	(6,025,923)	(5,239,011)
	------------	------------
Total shareholders' equity	83,471,666	83,007,145
	------------	------------

Total liabilities and shareholders' equity	$882,076,458	$838,318,107
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	Three Months Ended
	-------------------
	March 31,
	-----------
INTEREST AND DIVIDEND INCOME	2009	2008
	------	------
Loans, including fees	$ 8,529,021	$ 9,203,883
Taxable securities	1,872,796	1,658,755
Tax exempt securities	229,307	170,824
Federal funds sold	1,232	36,493
Interest-bearing deposits	22,747	3,499
	-----------	-----------
Total interest and dividend income	10,655,103	11,073,454
	-----------	-----------
INTEREST EXPENSE

Deposits	2,197,146	3,271,194
Borrowed funds	234,450	414,722
Securities sold under agreements to repurchase	531,047	352,562
	-----------	-----------
Total interest expense	2,962,643	4,038,478
	-----------	-----------

Net interest income	7,692,460	7,034,976
Provision for loan losses	425,000	200,000
	-----------	-----------
Net interest income after provision for loan losses	7,267,460	6,834,976
	-----------	-----------

Other operating income:
Trust & investment services income	1,771,150	1,782,458
Service charges on deposit accounts	1,117,253	1,137,148
Net gain on securities transactions	547,218	586,556
Impairment charge in investment securities	(155,760)	-
Net gain on sales of loans held for sale	87,927	17,197
Credit card merchant earnings	37,695	371,892
Gains on sales of other real estate	2,879	-
Other	812,074	832,124
	-----------	-----------
Total other operating income	4,220,436	4,727,375
	-----------	-----------

Other operating expenses:
Salaries and wages	3,474,254	3,180,652
Pension and other employee benefits	1,153,902	563,119
Net occupancy expenses	1,113,201	1,041,074
Furniture and equipment expenses	509,347	494,256
Data processing expense	699,737	1,033,172
Amortization of intangible assets	292,903	425,638
Losses on sales of other real estate	26,393	-
Other	1,715,597	1,618,427
	------------	-----------
Total other operating expenses	8,985,334	8,356,338
	-----------	-----------
Income before income tax expense	2,502,562	3,206,013
Income tax expense	768,571	1,063,683
	-----------	-----------
Net income	$ 1,733,991	$ 2,142,330
	===========	===========

Weighted average shares outstanding	3,596,690	3,596,680
	===========	===========

Basic and diluted earnings per share	$0.48	$0.60
	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	--------	----------	-----------	-------------	-------------	-----
Balances at December 31, 2007	$ 43,001	$22,801,241	$81,029,531	$(20,138,214)	$ 4,379,391	$88,114,950
Comprehensive Income:
Net income	-	-	2,142,330	-	-	2,142,330
Change in unrealized gain on securities AFS, net	-	-	-	-	218,046	218,046
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	1,786	1,786
						-----------
Total comprehensive income						2,362,162

Restricted stock units for directors' deferred compensation plan	-	25,704	-	-	-	25,704
Cash dividends declared ($.25 per share)	-	-	(880,847)	-	-	(880,847)
Distribution of 8,227 shares of treasury stock for directors' compensation	-	12,180	-	212,011	-	224,191
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Purchase of 4,813 shares of treasury stock	-	-	-	(136,013)	-	(136,013)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at March 31, 2008	$ 43,001	$22,840,083	$82,291,014	$(20,028,174)	$ 4,599,223	$89,745,147
	=========	===========	===========	==============	============	===========

Balances at December 31, 2008	$ 43,001	$22,881,937	$85,868,637	$(20,547,419)	$(5,239,011)	$83,007,145
Comprehensive Income:
Net income	-	-	1,733,991	-	-	1,733,991
Change in unrealized gain on securities AFS, net	-	-	-	-	(964,299)	(964,299)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	177,387	177,387
						-----------
Total comprehensive income						947,079

Restricted stock units for directors' deferred compensation plan	-	26,067	-	-	-	26,067
Cash dividends declared ($.25 per share)	-	-	(879,930)	-	-	(879,930)
Distribution of 10,867 shares of treasury stock for directors' compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Sale of 8,300 shares of treasury stock	-	(44,322)	-	213,642	-	169,320
Purchase of 3,580 shares of treasury stock	-	-	-	(69,705)	-	(69,705)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at March 31, 2009	$ 43,001	$22,794,369	$86,722,698	$(20,062,479)	$(6,025,923)	$83,471,666
	=========	===========	===========	==============	===========	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
	-----	-----
Net income	$ 1,733,991	$ 2,142,330
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	292,903	425,638
Provision for loan losses	425,000	200,000
Depreciation and amortization of fixed assets	716,763	646,397
Amortization of premiums on securities, net	(2,222)	1,661
Gains on sales of loans held for sale, net	(87,927)	(17,197)
Proceeds from sales of loans held for sale	5,047,277	690,197
Loans originated and held for sale	(5,078,903)	(685,850)
Net loss (gain) on sale of other real estate owned	23,514	-
Net gain on securities transactions	(547,218)	(586,556)
Impairment charge on investment securities	155,760	-
(Increase) decrease in other assets	(1,142,063)	(198,228)
(Decrease) increase in accrued interest payable	(25,981)	89,568
Expense related to restricted stock units for directors' deferred compensation plan	26,067	25,705
Expense related to employee stock compensation	50,000	35,000
(Decrease) increase in other liabilities	(4,462,966)	(3,572,658)
Origination of student loans	-	(3,221,565)
Proceeds from sales of student loans	-	1,098,692
	-----------	-----------
Net cash used by operating activities	(2,876,005)	(2,926,866)
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	5,507,813	-
Proceeds from maturities of and principal collected on securities available for sale	16,590,736	36,601,222
Proceeds from maturities of and principal collected on securities held to maturity	505,497	441,389
Purchases of securities available for sale	(21,278,288)	(27,179,151)
Purchases of securities held to maturity	(2,708,539)	(698,889)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(85,500)	(4,407,200)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	85,500	7,213,500
Purchases of premises and equipment	(670,585)	(581,684)
Net cash received in branch acquisition	-	43,611,962
Proceeds from sale of other real estate owned	225,547	-
Net decrease (increase) in loans	9,150,051	(2,901,500)
	-----------	------------
Net cash provided (used) by investing activities	7,322,232	(52,099,649)
	-----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	35,486,292	14,436,217
Net (decrease) increase in time deposits and individual retirement accounts	11,321,153	23,171,743
Net increase in securities sold under agreements to repurchase	1,978,340	(39,237)
Proceeds from other borrowings	-	4,139,679
Repayments of Federal Home Loan Bank overnight advances	-	(62,400,000)
Purchase of treasury stock	(69,705)	(136,013)
Sale of treasury stock	169,320	-
Cash dividends paid	(875,438)	(879,682)
	-----------	-----------
Net cash provided (used) by financing activities	48,009,962	(21,707,293)
	-----------	-----------
Net increase in cash and cash equivalents	52,456,189	27,465,490
Cash and cash equivalents, beginning of period	23,651,380	29,378,335
	-----------	-----------
Cash and cash equivalents, end of period	$76,107,569	$56,843,825
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 2,988,624	$ 3,948,910
	===========	===========
Income Taxes	$ 4,376,273	$ 3,300,850
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 108,920	$ 117,320
	===========	===========
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

The data in the consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements in the Corporation's 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2009. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2008 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2009 and December 31, 2008, and results of operations for the three-month periods ended March 31, 2009 and 2008, and changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2009 and 2008. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,596,690 and 3,596,680 weighted average shares outstanding for the three-month periods ended March 31, 2009 and 2008, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the three-month periods ended March 31, 2009 or 2008.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008 and the impact of the adoption was not material.

Recently Issued and Not Yet Effective Accounting Standards

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter.

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

The fair values of securities available for sale are usually determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

The Corporation's investment in collateralized debt obligations consisting of pooled Trust Preferred Securities which are issued by financial institutions were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments at the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, has varied widely. The once active market has become comparatively inactive. As a result, these investments are now priced using Level 3 inputs.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and collateral evaluations. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at March 31, 2009 Using
Assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$189,255,597	$ 3,799,352	$183,930,205	$ 1,526,040

The table below summarizes changes in unrealized gains and losses recorded in earnings for the period March 31, 2009 for Level 3 assets that are still held at March 31, 2009.

Fair Value Measurement at March 31, 2009 Using Significant Unobservable Inputs (Level 3)

Available for Sale Securities
Beginning balance, January 1, 2009	$1,885,000
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	3,200
Impairment charge on investment securities	(155,760)
Included in other comprehensive income	(206,400)
Transfers in and/or out of Level 3	-
Ending balance, March 31, 2009	$1,526,040

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at March 31, 2009 Using Significant Unobservable Inputs (Level 3)
Assets:	Total
Impaired Loans	$717,971	$717,971

Impaired loans with valuation allowances had a carrying amount of $1,673,344, with a valuation allowance of $955,373 at March 31, 2009.

5. Intangible Assets

Acquired intangible assets were as follows at March 31, 2009 and December 31, 2008:

	At March 31, 2009		At December 31, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core deposit intangibles	$ 7,024,461	$6,173,731	$ 7,024,461	$6,013,280
Other customer relationship intangibles	6,133,116	1,072,255	6,133,116	939,803
Carrying amount	$13,157,577	$7,245,986	$13,157,577	$6,953,083

Aggregate amortization expense for the three-month period ending March 31, 2009 was $292,903.

The remaining estimated aggregate amortization expense is listed below:

Year	Estimated Expense
2009	$ 623,544
2010	704,402
2011	658,075
2012	611,748
2013	507,089
2014 and thereafter	2,806,733
Total	$ 5,911,591

6. Comprehensive Income

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

Comprehensive income for the three-month period ended March 31, 2009 was $947,079. Comprehensive income for the three-month period ended March 31, 2008 was $2,362,162.

The following summarizes the components of other comprehensive (loss) income:

Other Comprehensive Income (Loss)	Three Months Ended March 31,
	----------------------
	2009	2008
	-------	------
Change in unrealized holding (losses) gains on securities available for sale	$(1,025,505)	$ 361,922
Reclassification adjustment net (gains) realized in net income	(547,218)	(6,300)
	------------	-----------
Net unrealized (losses) gains	(1,572,723)	355,622
Tax effect	608,424	(137,576)
	------------	-----------
Net of tax amount	$ (964,299)	$ 218,046

Change in funded status of defined benefit pension plan and other benefit plans	289,309	2,913
Tax effect	(111,922)	(1,127)
	------------	-----------
Net of tax amount	177,387	1,786
	------------	-----------
Total other comprehensive (loss) income	$ (786,912)	$ 219,832
	============	===========

7. Commitments and Contingencies

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

8. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	March 31, 2009		December 31, 2008
	------------------		------------------
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	--------------	------------	-------------	-------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 56,694,487	$ 57,256,947	$ 60,190,338	$ 61,543,499
Mortgage-backed securities	94,423,350	96,952,870	100,791,511	102,932,724
Obligations of states and political subdivisions	17,706,982	17,960,199	16,264,746	16,419,984
Trust Preferred securities	4,658,860	2,576,040	4,809,523	3,285,000
Corporate bonds and notes	10,542,463	9,996,610	2,500,000	1,750,000
Corporate stocks	930,486	4,512,931	827,089	5,323,693
	------------	------------	------------	------------
Total	$184,956,628	$189,255,597	$185,383,207	$191,254,900
	============	============	============	============

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

At March 31, 2009 the Corporation recognized a pre-tax loss of $155,760, which represents an other-than-temporary decline in fair value on a $760,000 Trust Preferred security pool. An $803,222 pre-tax loss was recognized on this security at December 31, 2008. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings. Following this charge the security has an adjusted amortized cost basis of $604,240 representing approximately 30% of par value. Despite the fact that we continue to receive all contractual payments on this security, the additional impairment charge was based on a cash flow analysis with several factors considered, including higher deferrals by the issuers of the underlying securities, assumed default rates, a first quarter additional downgrade by rating agencies and the continued weakness in the U.S. economy, and the financial services sector in particular.

The Corporation also held another Trust Preferred security pool at March 31, 2009 that was further downgraded by Moody's during the quarter from "Ba3" to "Caa3". This security continues to accrue interest, payments continue to be made as agreed and management's cash flow projections based on the current and projected collateral defaults, indicated that no principal or interest shortfall is anticipated. Therefore, this impairment is deemed temporary based on the financial condition and near-term prospects of the issuers and the fact that the Corporation has the intent and ability to retain this investment for a period of time sufficient to allow for any anticipated recovery in fair value.

9. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	March 31, 2009	December 31, 2008
	--------------	-----------------
Residential mortgages	$ 152,442,892	$ 156,633,166
Commercial mortgages	94,458,938	91,881,682
Commercial, financial and agricultural	120,694,538	123,596,986
Indirect consumer loans	98,589,861	101,076,153
Consumer loans	89,565,063	91,997,167
	-------------	-------------
	$ 555,751,292	$ 565,185,154
	=============	=============

The following table summarizes the Corporation's non-performing assets:

	March 31, 2009	December 31, 2008
	--------------	----------------
Non-accrual loans	$ 8,015,724	$ 2,822,115
Troubled debt restructurings	736,624	745,926
Accruing loans past due 90 days or more	343,413	975,567
	-----------	-----------
Total non-performing loans	$ 9,095,761	$ 4,543,608
Other real estate owned	183,380	323,521
	-----------	-----------
Total non-performing assets	$ 9,279,141	$ 4,867,129
	===========	===========

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2009	2008
	------------------------------------
Balance at beginning of period	$ 9,105,517	$ 8,452,819
Provision charged to operations	425,000	200,000
Loans charged-off	(474,035)	(364,859)
Recoveries	81,303	154,176
	------------	------------
Balance at end of period	$ 9,137,785	$ 8,442,136
	============	============

At March 31, 2009 and December 31, 2008, the recorded investment in loans that are considered to be impaired totaled $7,299,666 and $2,690,174, respectively. Included in the March 31, 2009 amount are impaired loans of $1,673,344 for which an impairment allowance has been recognized. The related impairment allowance was $955,373. The December 31, 2008 amount includes $1,663,761 of impaired loans with a related impairment allowance of $1,276,359.

10. Components of Quarterly Net Periodic Benefit Cost

	Three Months Ended March 31,
	2009	2008
	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 203,750	$ 151,931
Interest cost on projected benefit obligation	352,500	301,205
Expected return on plan assets	(458,750)	(597,937)
Amortization of unrecognized transition obligation	-	177
Amortization of unrecognized prior service cost	22,500	19,624
Amortization of unrecognized net loss	288,750	-
	----------	----------
Net periodic pension benefit	$ 408,750	$(125,000)
	==========	==========

Supplemental Pension
Service cost, benefits earned during the period	$ 6,693	$ 3,716
Interest cost on projected benefit obligation	13,206	14,020
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	-	1
Amortization of unrecognized net loss	1,809	1,013
	----------	----------
Net periodic supplemental pension expense	$ 21,708	$ 18,750
	==========	==========

Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 7,500	$ 7,750
Interest cost on projected benefit obligation	18,750	18,500
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	(23,750)	(24,250)
Amortization of unrecognized net gain	-	(2,000)
	----------	----------
Net periodic postretirement, medical and life expense	$ 2,500	$ -
	==========	==========

11. Segment Reporting

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

Period ended March 31, 2009	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	----------	-----------
Net interest income	$ 7,689	$ -	$ 3	$ 7,692
Provision for loan losses	425	-	-	425
	--------	-------	--------	--------
Net interest income after provision for loan losses	7,264	-	3	7,267
Other operating income	2,344	1,771	105	4,220
Other operating expenses	7,051	1,777	156	8,984
	--------	-------	--------	--------
Income before income tax expense	2,557	(6)	(48)	2,503
Income tax expense	807	(2)	(36)	769
	--------	-------	--------	--------
Segment net income	$ 1,750	$ (4)	(12)	$ 1,734
	========	=======	========	========
Segment assets	$870,408	$8,155	$ 3,513	$882,076
	========	=======	========	========

11. Segment Reporting (con't.)

Period ended March 31, 2008	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	----------	-----------
Net interest income	$ 7,028	$ -	$ 7	$ 7,035
Provision for loan losses	200	-	-	200
	--------	-------	--------	--------
Net interest income after provision for loan losses	6,828	-	7	6,835
Other operating income	2,777	1,782	168	4,727
Other operating expenses	6,426	1,831	99	8,356
	--------	-------	--------	--------
Income before income tax expense	3,179	(49)	76	3,206
Income tax expense	1,070	(19)	13	1,064
	--------	-------	--------	--------
Segment net income	$ 2,109	$ (30)	63	$ 2,142
	========	=======	========	========
Segment assets	$821,008	$7,365	$ 3,022	$831,395
	========	=======	========	========

12. Pending Acquisition

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

The Bank of Canton has approximately $80 million in assets, including a loan portfolio approximating $60 million and deposits of approximately $70 million.

On March 20, 2009, the shareholders' of Canton Bancorp approved this merger. The completion of the transaction, which is subject to regulatory approval, is expected to take place in the second quarter of this year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three-month period ended March 31, 2009, with comparisons to the comparable period in 2008, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2009. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Management also considers the accounting policy relating to other-than-temporary impairment of investment securities to be a critical accounting policy. If the Company deems any investment security's decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and had concluded that at December 31, 2008, one collateralized debt obligation consisting of a pool of trust preferred securities issued by financial institutions was considered to be other-than-temporarily impaired. This investment had a cost basis of $1.563 million and a fair value of $760 thousand at December 31, 2008, resulting in an $803 thousand write-down of this security which was charged against earnings in December of 2008. Based upon an updated impairment evaluation, it was determined that the estimated fair value of this investment had decreased from $760 thousand at December 31, 2008 to $604 thousand at March 31, 2009, resulting in an additional charge to earnings of $156 thousand in March of this year.

Financial Condition

Consolidated assets at March 31, 2009 totaled $882.1 million, an increase of $43.8 million or 5.2% since December 31, 2008. The increase was due in large part to a $52.5 million increase in total cash and cash equivalents, which is directly related to a $46.8 million increase in deposits since year-end 2008. This increase was offset to some extent primarily by a $9.4 million decrease in loans, net of deferred fees and costs and unearned income.

As noted above, total loans, net of deferred fees and costs and unearned income decreased $9.4 million or 1.7% from December 31, 2008 to March 31, 2009 primarily due to decreases in the consumer loan and residential mortgage portfolios. Total consumer loans were down $4.9 million, principally due to decreases in installment and home equity loans totaling $3.9 million and $801 thousand, respectively. The decrease in installment loans reflects a lower volume of indirect auto financing originations, while the decrease in home equity balances was due to a slowdown in activity and an increase in payoffs. Residential mortgages decreased $4.2 million, as payments and an accelerated level of payoffs due to refinancings associated with the current low interest rate environment exceeded originations of $8.4 million. An additional $5.0 million of newly originated mortgages were sold in the secondary mortgage market during the quarter. Total commercial loans (including commercial mortgages) were down $325 thousand, with activity being relatively flat during the quarter.

The composition of the loan portfolio is summarized as follows:
	March 31, 2009	December 31, 2008
	--------------	-----------------
Residential mortgages	$152,442,892	$156,633,166
Commercial mortgages	94,458,938	91,881,682
Commercial, financial and agricultural	120,694,538	123,596,986
Indirect Consumer loans	98,589,861	101,076,153
Consumer loans	89,565,063	91,997,167
	-------------	-------------
	$555,751,292	$565,185,154
	=============	=============

The available for sale segment of the securities portfolio totaled $189.3 million at March 31, 2009, down approximately $2.0 million or 1.0% from December 31, 2008. At amortized cost, the available for sale portfolio was down approximately $426 thousand, with unrealized appreciation related to the available for sale portfolio decreasing $1.6 million. A $5.0 million decrease in U.S. Treasury bonds resulted from the sale of a bond during the quarter, with a $547 thousand gain recognized on this transaction. Federal agency bonds increased $1.5 million, as during the quarter $11.7 million of agency bonds were purchased to replace $10.2 million of agency bonds that were called during the quarter. In addition to the above, $8.0 million of corporate bonds were purchased during the quarter and the investment in municipal bonds increased approximately $1.4 million, while mortgage-backed securities paydowns totaled $6.4 million. The decrease in unrealized appreciation related to the available for sale portfolio was due in part to the above mentioned sale of the U.S. Treasury bond, as well as decreases in unrealized gains on the Corporation's stock portfolio, an increase in unrealized losses on trust preferred securities and a decrease in unrealized gains on federal agency bonds. The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $2.2 million from $8.4 million at December 31, 2008 to $10.6 million at March 31, 2009.

As noted above, the significant increase in period-end deposits coupled with the decrease in loans were the principal factors in the $52.5 million increase in cash and cash equivalents, with $50.9 million of this increase in interest bearing deposits at other financial institutions, the vast majority of these deposits held at the Federal Reserve Bank of New York. We continue to evaluate alternative investment opportunities with caution given the historically low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Since December 31, 2008, total deposits have increased $46.8 million or 7.1% from $656.9 million to $703.7 million, with public fund balances increasing $33.2 million and all other deposits increasing $13.6 million. The increase in public fund accounts was primarily due to a $15.5 million increase in insured money market account ("IMMA") balances, as well as increases in NOW and time deposit balances totaling $8.0 million and $7.5 million, respectively. The increase in other deposits was principally due to a $4.4 million increase in personal savings balances, a $4.1 million increase in non-personal demand deposits and increases in non-personal time and IMMA deposits of $2.9 million each.

A $5.5 million decrease in other liabilities was primarily due to the payment of previously accrued income taxes during the quarter.

Asset Quality

Non-performing loans at March 31, 2009 totaled $9.096 million as compared to $4.544 million at December 31, 2008, an increase of $4.552 million. This increase resulted from a $5.194 million increase in non-accrual loans, offset by decreases in accruing loans 90 days or more past due and troubled debt restructurings totaling $633 thousand and $9 thousand, respectively. The increase in non-accrual loans was primarily due to the addition of commercial loans to one borrower totaling $4.300 million, as well as an $852 thousand increase in non-accrual mortgages. The above mentioned $4.300 million in loans to the commercial loan client carry an 80% United States Department of Agriculture ("USDA") guarantee, thereby reducing the Corporation's exposure on these loans to $860 thousand. Excluding the guaranteed amount, non-performing loans would total $5.656 million. The decrease in accruing loans 90 days or more past due was principally due to a decrease in this category of residential mortgage delinquencies as more mortgages were placed in non-accrual status during the quarter. The decrease in Other Real Estate Owned ("OREO") of $141 thousand reflects the sale of properties during the quarter totaling $249 thousand, offset by the addition to OREO of two properties totaling $109 thousand.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	March 31, 2009	December 31, 2008
	--------------	----------------
Non-accrual loans	$ 8,016	$ 2,822
Troubled debt restructurings	737	746
Accruing loans past due 90 days or more	343	976
	-------	-------
Total non-performing loans	$ 9,096	$ 4,544
Other real estate owned	183	324
	-------	-------
Total non-performing assets	$ 9,279	$ 4,868
	=======	=======

In addition to non-performing loans, as of March 31, 2009, the Corporation, through its credit administration and loan review functions, has identified 12 commercial loan relationships totaling $9.8 million in potential problem loans, as compared to $10.0 million (13 commercial loan relationships) at December 31, 2008. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at March 31, 2009 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Based upon an analysis of these factors, including the increase in net consumer loan charge-offs as discussed below, the Corporation expensed $425 thousand to the provision for loan losses during the first quarter of 2009, an increase of $225 thousand over what had been expensed in the related prior period. At March 31,

2009, the Corporation's allowance for loan losses totaled $9.138 million, resulting in a coverage ratio of allowance to non-performing loans of 100.5%. However, excluding the aforementioned USDA guaranteed portion of loans to a commercial client in non-accrual status, the coverage ratio would be 161.6%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first quarter of 2009 totaled $393 thousand compared to $211 thousand during the first quarter of 2008. This increase was principally due to increases in net consumer loan and residential mortgage charge-offs totaling $205 thousand and $14 thousand, respectively, partially offset by a $37 thousand increase in net commercial loan recoveries. The allowance for loan losses to total loans at March 31, 2009 was 1.64% as compared to 1.61% as of December 31, 2008.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Three Months Ended March 31,
	--------------------------
	2009	2008
	--------	--------
Balance at beginning of period	$ 9,106	$ 8,453
Charge-offs:
Commercial, financial and agricultural	-	(106)
Commercial mortgages	-	-
Residential mortgages	(14)	-
Consumer loans	(460)	(259)
	--------	--------
Total	(474)	(365)
	--------	--------
Recoveries:
Commercial, financial and agricultural	38	107
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	43	47
	--------	--------
Total	81	154
	--------	--------
Net charge-offs	(393)	(211)
Provision charged to operations	425	200
	--------	--------
Balance at end of period	$ 9,138	$ 8,442
	========	========

Results of Operations

First Quarter of 2009 vs. First Quarter of 2008

Net income for the first quarter of 2009 totaled $1.734 million, a decrease of $408 thousand as compared to first quarter 2008 net income of $2.142 million. Earnings per share decreased 20.0% from $0.60 per share to $0.48 per share. As discussed in more detail below, this reduction in first quarter net income was principally due to increases in operating expenses and the provision for loan losses, as well as a decrease in non-interest income, partially offset by an increase in net interest income and a lower effective tax rate.

Net interest income increased $657 thousand or 9.3% from $7.035 million during the first quarter of 2008 to $7.692 million during the first quarter of 2009, with the net interest margin decreasing 6 basis points to 3.93%. The increase in net interest income resulted from an increase in average earning assets and a 104 basis point decrease in the average cost of interest-bearing liabilities, offset to some extent by an 85 basis point decrease in the average yield on earning assets. As compared to the first quarter of last year, average earning assets increased $86.1 million or 12.2%, with the average investment portfolio increasing $34.5 million, average fed funds sold and interest bearing deposits up $33.3 million and average loans increasing $18.3 million. While average earning assets increased 12.2%, total interest and dividend income was down $418 thousand or 3.8% from $11.073 million to $10.655 million, as the average yield declined 85 basis points to 5.44%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $87.6 million or 12.8% compared to first quarter 2008 averages, due primarily to a $72.2 million increase in average deposits and a $15.4 million increase in other borrowed funds. Approximately $43.1 million of the increase in average deposits was related to the acquisition on March 14, 2008 of three branch offices from Manufacturers ant Traders Trust Company ("M&T"), as these funds were not on deposit for the entire first quarter of 2008. In total, average non-interest bearing deposits increased $18.2 million, while average interest-bearing deposits increased $54.0 million. The increase in average interest-bearing deposits was reflected primarily in higher average IMMA and savings balances of $35.3 million and $13.8 million, respectively, as well as a $5.1 million increase in average NOW account balances. The increase in average other borrowings was due to a $35.0 million increase in average securities sold under agreements to repurchase, offset primarily by an $18.5 million decrease in overnight borrowings under the Corporation's line of credit with the Federal Home Loan Bank of New York. The increase in average securities sold under agreements to repurchase reflects funding for a leveraged securities purchase completed during the second quarter of 2008. While average interest-bearing liabilities increased $69.4 million or 12.9%, interest expense decreased $1.076 million or 26.6%, as the average cost of interest bearing liabilities decreased 104 basis points to 1.98%.

As discussed under the Asset Quality section of this report, a $225 thousand increase in the provision for loan losses reflects an increase in net consumer loan charge-offs as well as management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the first quarter of 2009 compared to the first quarter of 2008 decreased $507 thousand or 10.7% due primarily to a $334 thousand decrease in credit card merchant earnings and a $156 thousand other-than-temporary impairment charge on investment securities. The decrease in credit card merchant earnings was due to the sale in the fourth quarter of 2008 of the Corporation's credit card merchant processing business. This decrease was however offset by a $331 thousand reduction in processing costs related to this business. The impairment charge is related to a collateralized debt obligation consisting of a pool of trust preferred securities issued by financial institutions. This investment was initially determined to be other-than-temporarily impaired in the fourth quarter of 2008, at which time an $803 thousand impairment charge to earnings was recognized, and the investment was written-down to its estimated fair value of $760 thousand. Following an updated impairment analysis in the first quarter of 2009, an additional $156 thousand impairment charge was recognized, with the carrying value reduced from $760 thousand to $604 thousand, the estimated fair value at March 31, 2009. Despite the fact that we continue to receive all contractual payments on this security, the additional impairment charge was based on a cash flow analysis with several factors considered, including higher deferrals by the issuers of the underlying securities, assumed default rates, a first quarter additional downgrade by rating agencies and the continued weakness in the U.S. economy, and the financial services sector in particular. The decrease in non-interest income was also impacted by a $106 thousand decrease in revenue from the Corporation's equity investment in Cephas Capital Partners, LP. The above decreases were somewhat offset by a $71 thousand increase in gains on the sale of newly originated mortgages, as well as increases in revenue from CFS Group, Inc. and check card interchange fee income totaling $44 thousand and $29 thousand, respectively.

First quarter 2009 operating expenses were $629 thousand or 7.5% higher than the comparable period last year. This increase was significantly impacted by a $591 thousand increase in pension and other employee benefits, principally due to a $534 thousand increase in periodic pension expense. The increase in this expense was related in large part to a decrease in the fair value of plan assets impacted by the overall market decline during 2008. Other significant expense increases included a $294 thousand increase in salaries, a $218 thousand increase in Federal Deposit Insurance Corporation ("FDIC") insurance, a $106 thousand increase in loan and OREO expenses and a $72 thousand increase in net occupancy costs. The increase in salaries reflects the staff additions associated with the purchase of three branch offices from M&T in March of last year, as well as merit increases over the past year and higher incentive compensation. The increase in FDIC insurance was due to higher premium assessments resulting from the increase in the number of bank failures since the beginning of 2008. There exists the potential of a substantial increase in FDIC insurance expense in the second quarter related to an interim rule issued by the FDIC on February 27, 2009 which would impose an emergency special assessment of 20 basis points on deposits of all FDIC insured institutions. While no determination has yet been made as to the final special assessment, it is expected that the assessment will be substantially less than the 20 basis points originally proposed in the interim rule. Higher loan and OREO expenses were due to increases in OREO expenses and losses on the sale of OREO, as well as higher collection costs, while the increase in net occupancy costs was primarily related to the above mentioned branch acquisitions. These increases were offset to some extent primarily by the aforementioned $331 thousand decrease in credit card merchant processing costs, a $133 thousand decrease in amortization of intangible assets and a $108 thousand decrease in marketing and advertising. The decrease in amortization expense was due to the fact that during the first quarter of 2008 the Corporation had accelerated the amortization of the intangible asset related to the purchase of the trust relationships from Partners Trust Bank in light of the closing of a large account during that quarter, while the decrease in marketing and advertising was due in large part to marketing costs incurred during the first quarter of last year related to the branch acquisitions from M&T.

A $295 thousand decrease in income tax expense and the decrease in the effective tax rate from 33.2% in the first quarter of 2008 to 30.7% in the first quarter of this year resulted principally from a $703 thousand decrease in pre-tax income as well as an increase in the relative percentage of tax-exempt income to pre-tax income.

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
(dollars in thousands)	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	------------------			------------------
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	---------	--------	-------	---------	-------	------
Earning assets:
Loans	$562,063	$ 8,529	6.15%	$543,743	$ 9,204	6.81%
Taxable securities	166,361	1,873	4.57%	140,609	1,659	4.74%
Tax-exempt securities	26,441	229	3.52%	17,689	171	3.88%
Federal funds sold	1,960	1	0.25%	5,769	36	2.54%
Interest-bearing deposits	37,665	23	0.24%	545	3	2.58%
	---------	-------	-----	---------	-------	-----
Total earning assets	794,490	10,655	5.44%	708,355	11,073	6.29%

Non-earning assets:
Cash and due from banks	22,357			24,068
Premises and equipment, net	24,897			23,178
Other assets	30,311			30,447
Allowance for loan losses	(9,213)			(8,499)
AFS valuation allowance	4,937			8,447
	---------			---------
Total	$867,779			$785,996
	=========			=========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest bearing demand deposits	$ 42,976	25	0.23%	$ 37,911	60	0.64%
Savings and insured money market deposits	223,901	400	0.72%	174,732	596	1.37%
Time deposits	255,327	1,773	2.82%	255,601	2,615	4.11%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	85,575	765	3.63%	70,156	767	4.40%
	---------	------	-----	---------	------	-----
Total interest-bearing liabilities	607,779	2,963	1.98%	538,400	4,038	3.02%

Non-interest-bearing liabilities:
Demand deposits	164,327			146,077
Other liabilities	12,103			12,130
	---------			---------
Total liabilities	784,209			696,607
Shareholders' equity	83,570			89,389
	---------			---------
Total	$867,779			$785,996
	=========			=========
Net interest income		$ 7,692			$ 7,035
		=======			=======
Net interest rate spread			3.46%			3.27%
			=====			=====
Net interest margin			3.93%			3.99%
			=====			=====

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):
	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
	-------	-----	-----
Interest and dividends earned on:
Loans	$ 280	$ (955)	$ (675)
Taxable securities	280	(66)	214
Tax-exempt securities	76	(18)	58
Federal funds sold	(15)	(20)	(35)
Interest-bearing deposits	26	(6)	20

Total earning assets	$1,207	$(1,625)	$ (418)

Interest paid on:
Demand deposits	8	(43)	(35)
Savings and insured money market deposits	136	(332)	(196)
Time deposits	(3)	(839)	(842)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	147	(149)	(2)

Total interest-bearing liabilities	$ 459	$(1,534)	$(1,075)

Net interest income	$ 748	$ (91)	$ 657
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At March 31, 2009, the Corporation maintained a $165.7 million line of credit with the FHLB, as compared to $149.4 million at March 31, 2008.

During the first three months of 2009, cash and cash equivalents increased $52.5 million as compared to an increase of $27.5 million during the first three months of last year. In addition to cash provided by operating activities, major sources of cash during the first quarter of 2009 included a $46.8 million increase in deposits, proceeds from sales, maturities and principal reductions on securities totaling $22.6 million, a net decrease in loans of $9.2 million and a $2.0 million increase in securities sold under agreements to repurchase. Proceeds from the above were used principally to fund purchases of securities totaling $24.0 million, the payment of cash dividends in the amount of $875 thousand and the purchase of fixed assets totaling $671 thousand.

In addition to cash provided by operating activities, a major source of cash in the first quarter of 2008 was the net cash received in the M&T branch acquisition totaling $43.6 million. The major factors netting to this included cash received for the deposits assumed totaling $64.6 million, which was offset primarily by the purchase of $12.6 million of loans, the payment of an $8.4 million premium for the deposits acquired, and the purchase of fixed assets totaling $120 thousand. Other primary sources of cash during the first three months of 2008 included proceeds from maturities and principal payments on securities totaling $37.0 million, a $37.6 million increase in other deposits and $2.8 million in net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund a $58.3 million net reduction of FHLB advances and other borrowed funds, purchases of securities totaling $27.9 million, a $2.9 million net increase in loans, payment of cash dividends totaling $880 thousand, and the purchase of fixed assets and treasury shares totaling $582 thousand and $136 thousand, respectively.

As of March 31, 2009, the Corporation's consolidated leverage ratio was 8.82%. The Tier I and Total Risk Adjusted Capital ratios were 12.23% and 13.78%, respectively.

All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first quarter of 2009 the Corporation declared a cash dividend of $0.25 per share, unchanged from the dividend declared during the first quarter of 2008.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 19, 2008, the Corporation's Board of Directors authorized the repurchase of up to 90,000 shares over a one year period, either through open market or privately negotiated transactions. During the first three months of 2009, the Corporation purchased 3,580 shares at an average price of $19.47 per share. As of March 31, 2009, a total of 12,716 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first quarter of 2009, 21,548 shares were re-issued from treasury to fund the stock component of directors' 2008 compensation, as well as the stock component of an executive officer's 2008 bonus and funding for the Corporation's profit sharing, savings and investment plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At March 31, 2009, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.91% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 1.05%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At March 31, 2009, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 14.16% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.03%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first three months of 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, with the participation of our President and Chief

Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2009.

During the first fiscal quarter, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 1A.	Risk Factors
	There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	1/1/09-1/31/09	-	-	-	80,864
	2/1/09-2/28/09	2,296	$20.15	2,296	78,568
	3/1/09-3/31/09	1,284	$18.25	1,284	77,284
		-------	------	------	-------
	Quarter ended 3/31/09	3,580	$19.47	3,580	77,284
		======	======	======	=======

(1) On November 19, 2008, the Corporation announced that its Board of Directors had authorized the repurchase of up to 90,000 shares, or approximately 2.6% of the Corporation's then outstanding common stock over a twelve month period, expiring November 19, 2009. This program replaced the share repurchase program that had been approved in November of 2006, and expired in November 2008. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. Of the above, 1,296 shares were open-market transactions and the remaining 2,284 shares were privately negotiated transactions.

Item 6.	Exhibits
The Corporation files herewith the following exhibits:

2.1 Agreement and Plan of Merger dated as of January 21, 2009. Filed as Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on January 22, 2009 and incorporated by reference herein.
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

CHEMUNG FINANCIAL CORPORATION
DATE:	May 8, 2009	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	May 8, 2009	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING MARCH 31, 2009

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

2.1 Agreement and Plan of Merger dated as of January 21, 2009. Filed as Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on January 22, 2009 and incorporated by reference herein.

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