Form 10-Q
period 2009-06-30
CHEMUNG FINANCIAL CORP
filed 2009-08-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2009
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 30, 2009 was 3,523,836.

END OF PAGE

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

END OF PAGE

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	JUNE 30, 2009	DECEMBER 31, 2008
	---------------	---------------
ASSETS
Cash and due from financial institutions	$ 24,615,854	$ 21,246,599
Interest-bearing deposits in other financial institutions	43,619,527	2,404,781
	------------	------------
Total cash and cash equivalents	68,235,381	23,651,380
	------------	------------

Securities available for sale, at estimated fair value	199,044,324	191,254,900
Securities held to maturity, estimated fair value of $12,626,215 at June 30, 2009 and $9,214,787 at December 31, 2008	12,056,800	8,438,835
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,071,200	3,154,950

Loans, net of deferred origination fees and costs, and unearned income	615,026,233	565,185,154
Allowance for loan losses	(9,131,012)	(9,105,517)
	------------	------------
Loans, net	605,895,221	556,079,637
	------------	------------

Loans held for sale	72,750	80,413
Premises and equipment, net	25,640,464	24,937,808
Goodwill	10,062,773	8,806,796
Other intangible assets, net	5,659,552	6,204,494
Other assets	20,993,435	15,708,894
	------------	------------

Total assets	$950,731,900	$838,318,107
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$173,714,950	$157,690,737
Interest-bearing	606,007,063	499,218,612
	------------	------------
Total deposits	779,722,013	656,909,349
	------------	------------

Securities sold under agreements to repurchase	55,159,986	63,412,514
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	1,366,257	1,266,903
Dividends payable	880,959	875,438
Other liabilities	9,762,934	12,846,758
	------------	------------
Total liabilities	866,892,149	755,310,962
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2009 and December 31, 2008	43,001	43,001
Additional-paid-in capital	22,753,821	22,881,937
Retained earnings	86,783,115	85,868,637
Treasury stock, at cost (776,298 shares at June 30, 2009; 798,384 shares at December 31, 2008)	(19,952,880)	(20,547,419)
Accumulated other comprehensive loss	(5,787,306)	(5,239,011)
	------------	------------
Total shareholders' equity	83,839,751	83,007,145
	------------	------------

Total liabilities and shareholders' equity	$950,731,900	$838,318,107
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Six Months Ended		Three Months Ended
	-----------------		-------------------
	June 30,		June 30,
	-------------		----------
INTEREST AND DIVIDEND INCOME	2009	2008	2009	2008
	------	------	------	------
Loans, including fees	$17,533,088	$18,341,845	$ 9,004,067	$9,137,962
Taxable securities	3,716,674	3,660,379	1,843,877	2,001,623
Tax exempt securities	514,787	365,454	285,480	194,630
Federal funds sold	1,232	67,367	-	30,874
Interest-bearing deposits	48,568	16,037	25,821	12,538
	-----------	-----------	-----------	----------
Total interest and dividend income	21,814,349	22,451,082	11,159,245	11,377,627
	-----------	-----------	-----------	----------
INTEREST EXPENSE
Deposits	4,340,963	6,320,460	2,143,817	3,049,265
Borrowed funds	471,683	712,062	237,233	297,341
Securities sold under agreements to repurchase	1,020,230	826,031	489,182	473,469
	-----------	-----------	-----------	----------
Total interest expense	5,832,876	7,858,553	2,870,232	3,820,075
	-----------	-----------	-----------	----------
Net interest income	15,981,473	14,592,529	8,289,013	7,557,552
Provision for loan losses	800,000	425,000	375,000	225,000
	-----------	-----------	-----------	----------
Net interest income after provision for loan losses	15,181,473	14,167,529	7,914,013	7,332,552
	-----------	-----------	-----------	----------
Other operating income:
Trust & investment services income	3,885,343	3,495,017	2,114,193	1,712,559
Service charges on deposit accounts	2,400,665	2,436,923	1,283,412	1,299,775
Net gain on securities transactions	556,348	589,456	9,130	2,900
Other-than-temporary loss on investment securities
Total impairment losses	(1,632,246)	-	(1,476,486)	-
Loss recognized in other comprehensive income	680,370	-	680,370	-
	-----------	-----------	-----------	----------
Net impairment loss recognized in earnings	(951,876)	-	(796,116)	-
Net gain on sales of loans held for sale	124,966	57,551	37,039	40,355
Credit card merchant earnings	78,888	748,942	41,193	377,050
Gains on sales of other real estate	2,879	-	-	-
Other	1,737,920	1,744,565	925,846	912,439
	-----------	-----------	-----------	----------
Total other operating income	7,835,133	9,072,454	3,614,697	4,345,078
	-----------	-----------	-----------	----------
Other operating expenses:
Salaries and wages	6,960,176	6,482,883	3,485,922	3,302,231
Pension and other employee benefits	2,531,965	1,188,157	1,378,063	625,038
Net occupancy expenses	2,142,725	2,021,613	1,029,525	980,539
Furniture and equipment expenses	1,045,815	1,008,363	536,468	514,107
Data processing expense	2,325,430	2,052,172	1,625,693	1,019,000
Amortization of intangible assets	544,942	673,761	252,039	248,123
Losses on sales of other real estate	26,393	2,497	-	2,497
FDIC insurance	919,821	33,665	684,330	16,087
Other	3,244,511	3,227,068	1,764,404	1,626,218
	-----------	-----------	-----------	----------
Total other operating expenses	19,741,778	16,690,179	10,756,444	8,333,840
	-----------	-----------	-----------	----------
Income before income tax expense	3,274,828	6,549,804	772,266	3,343,790
Income tax expense	846,005	2,135,971	77,434	1,072,287
	-----------	-----------	-----------	----------
	$ 2,428,823	$ 4,413,833	$ 694,832	$2,271,503
Net income	===========	===========	===========	==========

Weighted average shares outstanding	3,599,799	3,598,284	3,602,908	3,599,889
	===========	===========	===========	==========

Basic and diluted earnings per share	$ 0.67	$1.23	$0.19	$0.63
	===========	===========	===========	==========
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	--------	----------	------------	------------	------------	---------
Balances at December 31, 2007	$ 43,001	$22,801,241	$81,029,531	$(20,138,214)	$ 4,379,391	$88,114,950
Comprehensive Income:
Net income	-	-	4,413,833	-	-	4,413,833
Change in unrealized gain on securities AFS, net	-	-	-	-	(3,534,921)	(3,534,921)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(1,546)	(1,546)
						------------
Total comprehensive income						877,366

Restricted stock units for directors' deferred compensation plan	-	51,345	-	-	-	51,345
Cash dividends declared ($.50 per share)	-	-	(1,761,886)	-	-	(1,761,886)
Distribution of 8,227 shares of treasury stock for directors' compensation	-	12,180	-	212,011	-	224,191
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Distribution of 1,273 shares of treasury stock for directors'deferred compensation	-	(30,818)	-	32,817	-	1,999
Sale of 5,000 shares of treasury stock	-	6,100	-	128,900	-	135,000
Purchase of 10,813 shares of treasury stock	-	-	-	(286,082)	-	(286,082)
	--------	------------	------------	-----------	------------	------------
Balances at June 30, 2008	$ 43,001	$22,841,006	$83,681,478	$(20,016,526)	$ 842,924	$87,391,883
	========	============	============	============	============	============

Balances at December 31, 2008	$ 43,001	$22,881,937	$85,868,637	$(20,547,419)	$(5,239,011)	$83,007,145
Cumulative effect of change in accounting principle, adoption of FSB FAS 115-2 and 124-2, net	-	-	246,544	-	(246,544)	-
Comprehensive Income:
Net income	-	-	2,428,823	-	-	2,428,823
Change in unrealized losses on securities AFS, net	-	-	-	-	(672,154)	(672,154)
Change in unrealized gains (losses) on securites AFS for which a portion of an other-than-temporary impairment has been recognized in earnings, net	-	-	-	-	(10,736)	(10,736)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	381,139	381,139
						------------
Total comprehensive income						2,127,072

Restricted stock units for directors' deferred compensation plan	-	51,921	-	-	-	51,921
Cash dividends declared ($.50 per share)	-	-	(1,760,889)	-	-	(1,760,889)
Distribution of 1,333 shares of treasury stock for directors' deferred compensation	-	(36,617)		34,271		(2,346)
Distribution of 10,867 shares of treasury stock for directors' compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Sale of 11,800 shares of treasury stock	-	(74,107)	-	303,627	-	229,520
Purchase of 4,295 shares of treasury stock	-	-	-	(84,362)	-	(84,362)
	--------	-----------	-----------	-------------	-----------	-----------
Balances at June 30, 2009	$ 43,001	$22,753,821	$86,783,115	$(19,952,880)	$(5,787,306)	$83,839,751
	========	============	============	=============	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
	-----	-----
Net income	$ 2,428,823	$ 4,413,833
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	544,942	673,761
Provision for loan losses	800,000	425,000
Depreciation and amortization of fixed assets	1,445,763	1,332,095
Amortization of premiums on securities, net	82,608	1,801
Gains on sales of loans held for sale, net	(124,966)	(57,551)
Proceeds from sales of loans held for sale	8,382,289	2,234,831
Loans originated and held for sale	(8,249,660)	(2,276,590)
Net loss (gain) on sale of other real estate owned	23,514	2,497
Net gain on securities transactions	(556,348)	(589,456)
Net impairment loss recognized on investment securities	951,876	-
Increase in other assets	(2,691,887)	(443,780)
Increase in accrued interest payable	99,354	155,487
Expense related to restricted stock units for directors' deferred compensation plan	51,921	51,345
Expense related to employee stock compensation	50,000	35,000
Decrease in other liabilities	(2,449,448)	(2,191,786)
Origination of student loans	-	(3,444,843)
Proceeds from sales of student loans	-	1,331,829
	-----------	-----------
Net cash provided by operating activities	788,781	1,653,473
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	5,620,693	-
Proceeds from maturities of and principal collected on securities available for sale	59,749,590	52,200,455
Proceeds from maturities of and principal collected on securities held to maturity	3,383,466	825,600
Purchases of securities available for sale	(69,444,150)	(94,826,153)
Purchases of securities held to maturity	(7,001,431)	(3,056,219)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(234,250)	(11,855,900)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	535,500	12,892,500
Purchases of premises and equipment	(1,259,387)	(1,345,477)
Net cash received in branch acquisition	-	43,542,640
Net cash received in Bank of Canton Acquisition	2,876,462	-
Proceeds from sale of other real estate owned	225,547	22,823
Net decrease (increase) in loans	8,796,071	(18,530,162)
	-----------	-----------
Net cash provided (used) by investing activities	3,248,111	(20,129,893)
	-----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	42,555,680	19,586,363
Net increase (decrease) in time deposits and individual retirement accounts	7,854,166	(837,502)
Net (decrease) increase in securities sold under agreements to repurchase	(8,252,528)	33,487,801
Proceeds from other borrowings	-	38,000,000
Repayments of Federal Home Loan Bank overnight advances	-	(62,400,000)
Purchase of treasury stock	(84,362)	(286,082)
Sale of treasury stock	229,520	135,000
Cash dividends paid	(1,755,367)	(1,760,529)
	-----------	-----------
Net cash provided by financing activities	40,547,109	25,925,051
	-----------	-----------
Net increase in cash and cash equivalents	44,584,001	7,448,631
Cash and cash equivalents, beginning of period	23,651,380	29,378,335
	-----------	-----------
Cash and cash equivalents, end of period	$68,235,381	$36,826,966
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 5,733,520	$ 7,703,066
	===========	===========
Income Taxes	$ 4,398,898	$ 3,320,850
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 264,828	$ 144,520
	===========	===========
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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2009 and December 31, 2008, and results of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2009 and 2008. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,599,799 and 3,598,284 weighted average shares outstanding for the six-month periods ended June 30, 2009 and 2008, respectively and 3,602,908 and 3,599,889 weighted average shares outstanding for the three-month periods ended June 30, 2009 and 2008, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the six-month periods ended June 30, 2009 or 2008.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008. The new standard was applied to the Canton acquisition, resulting in the recognition of acquisition costs of $1.238 million through the period ended June 30, 2009.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Through the period ended March 31, 2009, the Corporation recognized cumulative other-than-temporary pre-tax impairment charges reported in 2008 and the first quarter of 2009 totaling $959 thousand for various securities. The Corporation adopted the FSP effective April 1, 2009 and reversed pre-tax $402 thousand for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $247 thousand, net of tax of $155 thousand, as of April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the three month period ending June 30, 2009 was $488 thousand, net of tax. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $905 thousand, net of tax.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 4.

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

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis are summarized below:

		Fair Value Measurement at June 30, 2009 Using
		----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	----------	-----------	-----------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$52,795,604	$ 2,539,843	$ 50,255,761	$ -
Mortgage-backed securities	99,257,333	-	99,257,333	-
Obligations of states and political subdivisions	27,878,417	-	27,878,417	-
Trust Preferred securities	2,624,150	-	1,300,000	1,324,150
Corporate bonds and notes	11,611,133	-	11,611,133	-
Corporate stocks	4,877,687	4,159,109	718,578	-
	-----------	-----------	-------------	----------
Total available for sale securities	$199,044,324	$ 6,698,952	$191,021,222	$1,324,150
	============	===========	============	==========

		Fair Value Measurement at December 31, 2008 Using
		----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	-----------	----------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$61,543,499	$ 5,512,500	$ 56,030,999	$ -
Mortgage-backed securities	102,932,724	-	102,932,724	-
Obligations of states and political subdivisions	16,419,984	-	16,419,984	-
Trust Preferred securities	3,285,000	-	1,400,000	1,885,000
Corporate bonds and notes	1,750,000	-	1,750,000	-
Corporate stocks	5,323,693	4,610,114	713,579	-
	----------	-----------	------------	----------
Total available for sale securities	$191,254,900	$10,122,614	$179,247,286	$1,885,000
	============	===========	============	==========

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three and six month periods ending June 30, 2009 for Level 3 assets:

	Fair Value Measurement three-months ended June 30, 2009 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement six-months ended June 30, 2009 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale	--------------------	--------------------

Beginning balance	$1,526,040	$1,885,000
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	3,236	6,436
Impairment charge on investment securities	(796,116)	(951,876)
Included in other comprehensive income	590,990	384,590
Transfers in and/or out of Level 3	-	-
	-------------	-----------
Ending balance, June 30, 2009	$1,324,150	$1,324,150
	=============	==========

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurement at June 30, 2009 Using
----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	-----------	------------
Impaired Loans	$ 2,062,756	$ -	$ -	$ 2,062,756
	===========	===========	===========	============

Fair Value Measurement at December 31, 2008 Using
----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	-----------	------------
Impaired Loans	$ 387,402	$ -	$ -	$ 387,402
	===========	===========	===========	============

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,779,713, with a valuation allowance of $716,957 as of June 30, 2009.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,663,761, with a valuation allowance of $1,276,359 as of December 31, 2008.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008, are as follows:

	June 30, 2009		December 31, 2008
	---------------		-----------------
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	-----------	----------	-----------	----------
Cash and due from financial institutions	$ 24,616	$ 24,616	$ 21,247	$ 21,247
Interest-bearing deposits in other financial institutions	43,620	43,620	2,405	2,405
Securities held to maturity	12,057	12,626	8,439	9,215
Federal Home Loan and Federal Reserve Bank stock	3,071	3,071	3,155	3,155
Net loans	605,895	611,502	556,080	564,724
Loans held for sale	73	73	80	80
Accrued interest receivable	3,341	3,341	3,385	3,385
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	471,042	471,042	406,261	406,261
Time deposits	308,680	313,025	250,648	253,453
Securities sold under agreements to repurchase	55,160	57,186	63,413	65,009
Federal Home Loan Bank overnight advances	-	-	-	-
Federal Home Loan Bank advances	20,000	20,853	20,000	21,739
Accrued interest payable	1,366	1,366	1,267	1,267
Dividends payable	881	881	875	875

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

5. Business Combinations

Acquisition of Canton Bancorp, Inc.

On May 29, 2009, Chemung Financial Corporation acquired 100 percent of the outstanding shares of Canton Bancorp, Inc. As a result of the acquisition, Chemung Financial expects to enhance its relationship with the residents of northeastern Pennsylvania through its extensive menu of products and services, combined with its high touch approach to quality customer service. The Corporation also looks at the acquisition as an opportunity to market additional products and services to new customers, including a full menu of Trust and Investment services.

Under the terms of the agreement, each shareholder of Canton Bancorp, Inc. received a cash payout of $272 per share, totaling approximately $7.7 million. The total purchase price resulted in approximately $1.3 million in goodwill. Goodwill will not be amortized but instead evaluated periodically for impairment, consistent with current accounting standards. None of the goodwill recognized is expected to be deductible for income tax purposes. Purchase accounting adjustments are subject to refinement as management finalizes their fair value measurements, including their analysis of indentifiable intangible assets. Any resulting goodwill after refinement of the purchase accounting adjustments will relate to the banking segment of the Corporation.

Net assets acquired at May 29, 2009 are shown in the table below (in thousands).

Cash and due from banks	$ 10,528
Securities available for sale	5,525
Loans, net	59,002
Goodwill	1,256
Other assets	4,814
--------
Total assets acquired	$ 81,125

Deposits	$ 71,687
Other liabilities	554
--------
Total liabilities assumed	$ 72,241

Net assets acquired	$ 8,884
========

The gross contractual amount receivable of loans acquired, excluding those loans considered to be impaired, was $57.8 million, all of which is expected to be collected.

Canton Bancorp,Inc.'s results of operations have been reflected in Chemung Financial Corporation's consolidated statements of income beginning as of the acquisition date. As we merged the acquiree into the business operations of Chemung Canal Trust Company as of the acquisition date, it is not practicable to disclose the amount of revenue and earnings of the acquiree from the acquisition date through June 30, 2009 as the amounts cannot be readily determined. Pro forma condensed consolidated income statements for the six months ended June 30, 2009 and 2008 as if the merger occurred at the beginning of each period presented are as follows (in thousands):

	Six months Ended
	June 30, 2009	June 30, 2008
	---------	---------
Interest and dividend income	$ 23,556	$ 24,924
Interest expense	6,593	9,210
	--------	--------
Net interest income	16,963	15,714
Provision for loan losses	850	485
	--------	--------
Net interest income after provision for loan losses	16,113	15,229
Non-interest income	7,976	9,263
Non-interest expense	21,332	17,932
	--------	--------
Income before income taxes	2,757	6,560
Income tax expense	670	2,140
	--------	--------
Net income	$ 2,087	$ 4,420
	========	========

Non-interest expense for the six month period ended June 30, 2009 includes $1.6 million of combined one-time acquisition related expenses. Non-interest income for the six month period ended June 30, 2009 includes $952 thousand of other-than-temporary impairment charges.

6. Intangible Assets

Acquired intangible assets were as follows at June 30, 2009 and December 31, 2008:

	At June 30, 2009		At December 31, 2008
	----------------------------		--------------------------
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
	-------------	------------	----------	------------
Core deposit intangibles	$ 7,024,461	$ 6,295,157	$ 7,024,461	$ 6,013,280
Other customer relationship intangibles	6,133,116	1,202,868	6,133,116	939,803
	------------	-----------	------------	-----------
Carrying amount	$ 13,157,577	$ 7,498,025	$ 13,157,577	$ 6,953,083
	============	===========	============	============

Aggregate amortization expense for the six-month period ending June 30, 2009 was $544,942.

The remaining estimated aggregate amortization expense is listed below:

Year	Estimated Expense
-----	------------------
2009	$ 371,505
2010	704,402
2011	658,075
2012	611,748
2013	507,089
2014 and thereafter	2,806,733
-----------
Total	$ 5,659,552
============

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

Comprehensive income for the three and six-month periods ended June 30, 2009 was $1,179,993 and $2,127,072, respectively. Comprehensive (loss) income for the three and six-month periods ended June 30, 2008 was $(1,484,796) and $877,366, respectively.

The following summarizes the components of other comprehensive (loss) income:

Other Comprehensive Income (Loss)	Three Months Ended		Six-Months Ended
	June 30,		June 30,
	----------------		-----------------
	2009	2008	2009	2008
	------	------	------	------
Change in unrealized gains (losses) on securities available for sale	$ 468,093	$(6,118,000)	$ (557,412)	$(5,756,078)
Reclassification adjustment net (gains) realized in net income	(9,130)	(2,900)	(556,348)	(9,200)
	-----------	-----------	-----------	------------
Net unrealized gains (losses)	458,963	(6,120,900)	(1,113,760)	(5,765,278)
Tax effect	177,554	(2,367,933)	(430,870)	(2,230,357)
	-----------	-----------	-----------	------------
Net of tax amount	$ 281,409	$(3,752,967)	$ (682,890)	$(3,534,921)

Change in funded status of defined benefit pension plan and other benefit plans	332,309	(5,435)	621,618	(2,522)
Tax effect	128,557	(2,103)	240,479	(976)
	-----------	-----------	-----------	------------
Net of tax amount	203,752	(3,332)	381,139	(1,546)
	-----------	-----------	-----------	------------
Total other comprehensive income (loss)	$ 485,161	$(3,756,299)	$ (301,751)	$(3,536,467)
	===========	===========	===========	============

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

9. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	June 30, 2009
	------------------
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 52,628,028	$ 267,081	$ 99,505	$ 52,795,604
Mortgage-backed securities	97,533,359	1,981,769	257,795	99,257,333
Obligations of states and political subdivisions	27,675,308	309,156	106,046	27,878,417
Trust Preferred securities	4,269,997	-	1,645,848	2,624,150
Corporate bonds and notes	11,756,045	255,088	400,000	11,611,133
Corporate stocks	825,755	4,076,136	24,204	4,877,687
	------------	-----------	-----------	------------
Total	$194,688,492	$ 6,889,230	$ 2,533,398	$199,044,324
	============	===========	===========	============

	December 31, 2008
	------------------
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	-----------	------------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 60,190,338	$ 1,353,160	$ -	$ 61,543,499
Mortgage-backed securities	100,791,511	2,302,649	161,436	102,932,724
Obligations of states and political subdivisions	16,264,746	239,458	84,220	16,419,984
Trust Preferred securities	4,809,523	-	1,524,523	3,285,000
Corporate bonds and notes	2,500,000	-	750,000	1,750,000
Corporate stocks	827,089	4,496,604	-	5,323,693
	------------	------------	------------	------------
Total	$185,383,207	$ 8,391,871	$2,520,179	$191,254,900
	============	============	============	============

Amortized cost and estimated fair value of securities held to maturity are as follows:

June 30, 2009
---------------
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	------------	------------
Obligations of states and political subdivisions	$12,056,800	$ 569,415	$ -	$12,626,215
	-----------	-----------	-----------	------------
Total	$12,056,800	$ 569,415	$ -	$12,626,215
	===========	===========	===========	===========

December 31, 2008
-----------------
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	-----------	------------
Obligations of states and political subdivisions	$ 8,438,835	$ 775,952	$ -	$ 9,214,787
	-----------	-----------	-----------	-----------
Total	$ 8,438,835	$ 775,952	$ -	$ 9,214,787
	============	===========	===========	===========

The amortized cost and estimated fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

	June 30, 2009
	Available for Sale		Held to Maturity
	----------------		------------------
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	--------	---------	---------	---------
Within One Year	$ 47,258,822	$ 47,560,582	$ 7,135,692	$ 7,268,119
After One, But Within Five Years	119,641,602	121,351,826	3,353,878	3,602,375
After Five, But Within Ten Years	21,512,329	21,456,599	1,367,230	1,507,888
After Ten Years	5,449,984	3,797,630	200,000	247,833
	------------	-----------	-----------	------------
Total	$193,862,737	$194,166,637	$ 12,056,800	$ 12,626,215
	============	============	===== ======	============

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $5,620,693 and $929,200 for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $556,348 and $589,456 were realized on these sales and calls during 2009 and 2008, respectively. There were no gross losses on these transactions during the six-months ended June 30, 2009 and 2008.

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $112,880 and $292,900 for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $9,130 and $2,900 were realized on these sales and calls during 2009 and 2008, respectively. There were no gross losses on these transactions during the three-months ended June 30, 2009 and 2008.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at June 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continues unrealized position:

	Less than 12 months		12 months or longer		Total
	---------------------		--------------------		-----------
June 30, 2009	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	------------	----------	-----------	---------	----------	----------
Obligations of U.S.Government and U.S. Government sponsored enterprises	$23,203,890	$ 99,505	$ -	$ -	$23,203,890	$ 99,505
Mortgage-backed securities	10,957,750	225,110	4,821,873	32,685	15,779,623	257,795
Obligations of states and political subdivisions	11,482,930	106,046	-	-	11,482,930	106,046
Corporate bonds and notes	-	-	2,100,000	400,000	2,100,000	400,000
Trust preferred securities	-	-	2,624,150	1,645,848	2,624,150	1,645,848
Corporate stocks	25,787	24,204	-	-	25,787	24,204
	------------	---------	----------	---------	-----------	----------
Total temporarily impaired securities	$45,670,357	$ 454,865	$ 9,546,023	$2,078,533	$55,216,380	$ 2,553,398
	===========	==========	===========	==========	===========	==========

	Less than 12 months		12 months or longer		Total
	----------------------		--------------------		------------
December 31, 2008	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	------------	-----------	------------	----------	-----------	-----------
Obligations of U.S.Government and US Government sponsored enterprises	$ -	$ -	$ -	$ -	$ -	$ -
Mortgage-backed securities	2,178,309	29,993	6,445,524	131,442	8,623,833	161,435
Obligations of states and political subdivisions	5,018,240	84,221	-	-	5,018,240	84,221
Corporate bonds and notes	1,750,000	750,000	-	-	1,750,000	750,000
Trust preferred securities	2,525,000	1,524,523	-	-	2,525,000	1,524,523
Corporate stocks	-	-	-	-	-	-
	----------	----------	-----------	---------	-----------	---------
Total temporarily impaired securities	$11,471,549	$ 2,388,737	$ 6,445,524	$ 131,442	$17,917,073	$ 2,520,179
	===========	===========	===========	=========	===========	===========

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Certain purchased beneficial interests, which could include non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated using the model outlined in EITF Issue No.99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests. Under the EITF 99-20 model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the majority of the Corporation's unrealized losses in the investment securities portfolio related to four trust preferred securities held. Two of these securities are single issue trust preferred securities, both of which continue to be rated Baa1, which is defined as lower medium credit quality by Moody's. The combined market value of these two securities was $1.3 million with unrealized losses of $563 thousand at June 30, 2009. The Corporation continues to monitor these securities and believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

The two other trust preferred securities held consist of investments in pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions. This deterioration may affect the future receipt of both principal and interest payments on these securities. This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.

Our analysis of these investments falls within the scope of EITF 99-20 and includes a total book value of $2.4 million of collaterlized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at June 30, 2009 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Upon completion of the June 30, 2009 analysis, our model indicated other-than-temporary impairment on both of these securities, since both experienced additional defaults or deferrals of underlying issuers during the period. For the quarter, OTTI losses recorded as expense totaled $796 thousand. These two securities remained classified as available for sale and represented $1.1 million of the unrealized losses reported at June 30, 2009. Both securities continue to accrue interest and payments continue to be made as agreed.

The table below presents a rollforward of the cumulative credit losses recognized in earnings for the three-month period ended June 30, 2009:

Beginning balance, April 1, 2009	$ 556,882
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	664,996
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than- temporary was previously recognized	131,120
----------
Ending balance, June 30, 2009	$1,352,998
==========

10. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	June 30, 2009	December 31, 2008
	-------------	-----------------
Residential mortgages	$ 167,480,632	$ 156,633,166
Commercial mortgages	113,559,336	91,881,682
Commercial, financial and agricultural	132,686,553	123,596,986
Indirect consumer loans	98,822,363	101,076,153
Consumer loans	102,477,349	91,997,167
	-------------	-------------
	$ 615,026,233	$ 565,185,154
	=============	=============

The following table summarizes the Corporation's non-performing assets:

	June 30, 2009	December 31, 2008
	-------------	-----------------
Non-accrual loans	$ 4,508,724	$ 2,822,115
Troubled debt restructurings	6,697,585	745,926
Accruing loans past due 90 days or more	764,873	975,567
	------------	-----------
Total non-performing loans	$ 11,971,182	$ 4,543,608
Other real estate owned	679,101	323,521
	------------	-----------
Total non-performing assets	$ 12,650,283	$ 4,867,129
	============	===========

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,
	2009	2008
	------	------
Balance at beginning of period	$ 9,105,517	$ 8,452,819
Provision charged to operations	800,000	425,000
Loans charged-off	(912,065)	(701,436)
Recoveries	137,560	291,974
	------------	------------
Balance at end of period	$ 9,131,012	$ 8,468,357
	============	============

At June 30, 2009 and December 31, 2008, the recorded investment in loans that are considered to be impaired totaled $9,670,647 and $2,690,174, respectively. Included in the June 30, 2009 amount are impaired loans of $2,779,713 for which an impairment allowance has been recognized. The related impairment allowance was $716,957. The December 31, 2008 amount includes $1,663,761 of impaired loans with a related impairment allowance of $1,276,359.

11. Components of Quarterly Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	-----	-----	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 235,250	$ 151,931	$ 439,000	$ 303,862
Interest cost on projected benefit obligation	380,500	301,205	733,000	602,410
Expected return on plan assets	(456,250)	(597,937)	(915,000)	(1,195,874)
Amortization of unrecognized transition obligation	-	177	-	354
Amortization of unrecognized prior service cost	22,000	19,624	44,500	39,248
Amortization of unrecognized net loss	332,250	-	621,000	-
	----------	----------	----------	----------
Net periodic pension benefit	$ 513,750	$(125,000)	$ 922,500	$(250,000)
	==========	==========	==========	==========

Supplemental Pension
Service cost, benefits earned during the period	$ 6,693	$ 3,716	$ 13,386	$ 7,433
Interest cost on projected benefit obligation	13,206	14,020	26,412	28,040
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	1	-	2
Amortization of unrecognized net loss	1,809	1,013	3,618	2,025
	----------	----------	----------	----------
Net periodic supplemental pension expense	$ 21,708	$ 18,750	$ 43,416	$ 37,500
	==========	==========	==========	==========

Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 7,500	$ 7,750	$ 15,000	$ 15,500
Interest cost on projected benefit obligation	18,750	18,500	37,500	37,000
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(23,750)	(24,250)	(47,500)	(48,500)
Amortization of unrecognized net gain	-	(2,000)	-	(4,000)
	----------	----------	----------	----------
Net periodic postretirement, medical and life expense	$ 2,500	$ -	$ 5,000	$ -
	==========	==========	==========	==========

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
	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	---------	-----------	--------	----------	----------	-----------
Net interest income	$ 8,288	$ -	$ 1	$ 8,289	$ 15,976	$ -	$ 5	$ 15,981
Provision for loan losses	375	-	-	375	800	-	-	800
	--------	-------	-------	--------	--------	-------	-------	--------
Net interest income after provision for loan losses	7,913	-	1	7,914	15,176	-	5	15,181
Other operating income	1,388	2,114	113	3,615	3,732	3,885	218	7,835
Other operating expenses	8,815	1,773	169	10,757	15,866	3,550	325	19,741
	--------	-------	-------	--------	--------	-------	-------	--------
Income before income tax expense	486	341	(55)	772	3,042	335	(102)	3,275
Income tax expense	(17)	132	(38)	77	790	130	(74)	846
	--------	-------	--------	--------	--------	-------	--------	--------
Segment net income	$ 503	$ 209	$ (17)	$ 695	$ 2,252	$ 205	$ (28)	$ 2,429
	========	=======	========	========	========	=======	========	========
Segment assets					$938,900	$ 8,669	$ 3,163	$950,732
					========	=======	========	========

	Three Months Ended June 30, 2008				Six Month Ended June 30, 2008
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	--------	------------	--------	----------	----------	------------
Net interest income	$ 7,554	$ -	4	$ 7,558	$ 14,582	$ -	$ 11	$ 14,593
Provision for loan losses	225	-	-	225	425	-	-	425
	--------	-------	--------	--------	--------	------	-------	--------
Net interest income after provision for loan losses	7,329	-	4	7,333	14,157	-	11	14,168
Other operating income	2,519	1,713	113	4,345	5,297	3,495	280	9,072
Other operating expenses	6,622	1,570	142	8,334	13,049	3,400	241	16,690
	--------	-------	--------	--------	--------	------	-------	--------
Income before income tax expense	3,226	143	(25)	3,344	6,405	95	50	6,550
Income tax expense	1,042	55	(25)	1,072	2,112	37	(13)	2,136
	--------	-------	--------	--------	--------	------	-------	--------
Segment net income	$ 2,184	$ 88	-	$ 2,272	$ 4,293	$ 58	63	$ 4,414
	========	=======	========	========	========	======	=======	========
Segment assets					$866,360	$7,338	$3,243	$876,941
					========	======	=======	========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and six-month periods ended June 30, 2009, with comparisons to the comparable periods in 2008, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2009. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the level of the allowance required to cover probable credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Real Estate values in the Corporation's market area did not increase dramatically in the prior several years, and, as a result, any declines in Real Estate values have been modest. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

Management also considers the accounting policy relating to other-than-temporary impairment of investment securities to be a critical accounting policy. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. In April 2009, the FASB issued Staff

Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary ("OTTI") for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings. For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. This FSP was adopted by the Corporation on April 1, 2009. Through the period ended March 31, 2009, the Corporation had recognized cumulative OTTI charges of $959 thousand on a collateralized debt obligation consisting of a pool of trust preferred securities issued by financial institutions. Upon adoption of this FSP, $402 thousand was reversed from the non-credit related portion of the cumulative OTTI charge, recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income by $247 thousand, net of taxes. Following an updated impairment evaluation, an additional $131 thousand OTTI charge to earnings related to the credit loss component of this investment was recognized in the second quarter. Additionally, during the second quarter, it was determined that a second collateralized debt obligation consisting of a pool of trust preferred securities, for which no prior charges to earnings had been recognized, was other-than-temporarily impaired, resulting in a $665 thousand charge to earnings related to the credit loss component of this investment.

Financial Condition

Consolidated assets at June 30, 2009 totaled $950.7 million, an increase of $112.4 million or 13.4% since December 31, 2008. As discussed in greater detail below, this increase was due in large part to the Corporation's acquisition of Canton Bancorp, Inc. ("Canton") on May 29, 2009, as well as organic deposit growth, and is reflected principally in a $49.8 million increase in loans, net of deferred fees and costs and unearned income, and a $44.6 million increase in cash and cash equivalents, as well as increases in investment securities and other assets totaling $11.4 million and $5.3 million, respectively.

As noted above, total loans, net of deferred fees and costs and unearned income increased $49.8 million or 8.8% from December 31, 2008 to June 30, 2009, principally due to the acquisition of Bank of Canton loans totaling $57.3 million at quarter-end. The most significant growth was in commercial loans (including commercial mortgages), which increased $30.8 million, with $26.3 million of this increase associated with the Canton acquisition. Residential mortgages increased $10.8 million, including Canton mortgages totaling $16.5 million at June 30, 2009. Total consumer loans were up $8.2 million, principally due to a $9.1 million increase in home equity balances, as $11.6 million of home equity loans were acquired in the acquisition. Consumer installment loans were down $886 thousand as $2.8 million in Canton loans acquired were offset primarily by a reduced level of indirect automobile financing activity. As can be seen from the above, excluding the acquisition of Canton loans, residential mortgages and home equity balances would have decreased approximately $5.7 million and $2.5 million, respectively, due to a slowdown in activity and higher payoffs related to increased refinancing activity in the current low rate environment. Additionally, $8.3 million of newly originated mortgages were sold in the secondary market during the first six months of this year.

The composition of the loan portfolio is summarized as follows:
	June 30, 2009	December 31, 2008
	--------------	-----------------
Residential mortgages	$167,480,632	$156,633,166
Commercial mortgages	113,559,336	91,881,682
Commercial, financial and agricultural	132,686,553	123,596,986
Indirect Consumer loans	98,822,363	101,076,153
Consumer loans	102,477,349	91,997,167
	-------------	-------------
	$615,026,233	$565,185,154
	=============	=============

The available for sale segment of the securities portfolio totaled $199.0 million at June 30, 2009, an increase of $7.8 million or 4.1% from December 31, 2008. At amortized cost, the available for sale portfolio increased approximately $9.3 million, including approximately $4.8 million of bond balances related to the Canton acquisition, with unrealized appreciation related to the available for sale portfolio decreasing $1.5 million. The increase in the available for sale portfolio was principally due to an $11.4 million increase in municipal obligations and a $9.3 million increase in corporate bonds, partially offset by a $5.1 million decrease in federal agency bonds, as well as decreases in mortgage-backed securities and U.S. treasury bonds totaling $3.3 million and $2.5 million, respectively. During the first six months of this year, the Corporation purchased approximately $11.0 million of available for sale municipal bonds and acquired $1.4 million in the Canton acquisition. These increases were partially offset by municipal bond maturities and principal payments totaling $1.0 million. The increase in corporate bonds reflects purchases totaling $8.0 million and $1.7 million related to the Canton acquisition, partially offset by a bond maturity. The decrease in federal agency bonds was due to the fact that maturities and calls during the first half of this year totaling $44.0 million exceeded federal agency bond purchases totaling $36.8 million and the acquisition of $2.1 million of Canton agency bonds. Mortgage-backed securities decreased as paydowns during the first six months of this year exceeded purchases totaling $11.1 million. The decrease in U.S. treasury bonds reflects the sale of a $5.0 million treasury bond during the first quarter of this year, partially offset by a $2.5 million treasury bond purchase in the second quarter. The decrease in unrealized appreciation related to the available for sale portfolio was due in part to the above mentioned sale of a U.S. treasury bond, as well as decreases in unrealized gains on the Corporation's stock portfolio, an increase in unrealized losses on trust preferred securities, and decreases in unrealized gains on federal agency bonds and mortgage-backed securities. The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $3.6 million to $12.1 million at June 30, 2009.

As noted above, cash and cash equivalents increased $44.6 million since December 31, 2008. As discussed below, this increase reflects the significant increase in deposits since the beginning of this year related to both the Canton acquisition as well as organic deposit growth. With this growth in deposits exceeding the increase in net loans and securities, interest bearing deposits at other financial institutions increased $41.2 million, with the vast majority of these funds held in an interest bearing account at the Federal Reserve Bank of New York. While we have purchased approximately $76.5 million of securities during the first half of this year, we continue to evaluate alternative investments of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

A $5.3 million increase in other assets was primarily due to acquiring $2.4 million of Bank Owned Life Insurance ("BOLI") in the Canton acquisition, as well as increases in net deferred tax assets and trust fees earned and not collected totaling $1.6 million and $1.2 million, respectively.

Since December 31, 2008, total deposits have increased $122.8 million or 18.7% from $656.9 million to $779.7 million, with $74.8 million of this increase associated with the Canton acquisition, and $48.0 million due to internal deposit growth. Non-interest bearing demand deposits increased $16.0 million, including newly acquired demand deposits totaling $8.6 million. A $106.8 million increase in interest bearing balances was reflected primarily in a $58.0 million increase in time deposits and a $23.8 million increase in insured money market ("IMMA") balances, as well as increases in savings and NOW balances totaling $15.3 million and $9.6 million, respectively. The increase in time deposits includes $52.0 million of time deposits acquired from Canton, with the increase in insured money market accounts due in large part to a $15.6 million increase in public fund balances, as well as an $8.2 million increase in other IMMA balances, including $2.3 million in IMMA deposits acquired from Canton. The increase in savings account balances reflects approximately $8.1 million in deposits acquired from Canton, as well as an increase in other savings balances of $7.2 million, while the increase in NOW accounts was due to a $4.5 million increase in public fund balances, $3.9 million in acquired deposits and other NOW account growth of $1.2 million.

Securities sold under agreements to repurchase decreased $8.3 million due to the payoff of a $10.0 million advance that matured during the second quarter.

A $3.1 million decrease in other liabilities is primarily due to the payment of previously accrued income taxes.

Asset Quality

Non-performing loans at June 30, 2009 totaled $11.971 million as compared to $4.544 million at December 31, 2008, an increase of $7.427 million. This increase was principally due to a $5.951 million increase in troubled debt restructurings, as well as a $1.687 million increase in non-accrual loans. The increase in troubled debt restructurings reflects the fact that during the second quarter commercial loans to one borrower totaling $6.310 million were restructured due to working capital and cash flow difficulties experienced by the borrower. Loans to this borrower carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporations exposure on these loans to $1.463 million. Excluding the guaranteed amount, non-performing loans would total $7.124 million. The increase in non-accrual loans was due in large part to non-accrual commercial loans acquired in the Canton acquisition totaling $1.144 million, as well as a $1.085 million increase in non-accrual residential mortgages, including $223 thousand of non-accrual mortgages acquired from Canton. These increases were principally offset by reductions in non-accrual consumer and home equity loans totaling $352 thousand and $28 thousand, respectively. A $211 thousand decrease in accruing loans 90 days or more past due was due to a decrease in this category of residential mortgage delinquencies as more mortgages were placed in non-accrual status during the first half of this year. An increase in Other Real Estate Owned ("OREO") of $355 thousand includes the addition of two properties acquired in the Canton acquisition totaling $340 thousand.

The following table summarizes the Corporation's non-performing assets:

(dollars in thousands)	June 30, 2009	December 31, 2008
	--------------	-----------------
Non-accrual loans	$ 4,509	$ 2,822
Troubled debt restructurings	6,697	746
Accruing loans past due 90 days or more	765	976
	--------	-------
Total non-performing loans	$ 11,971	$ 4,544
Other real estate owned	679	324
	--------	-------
Total non-performing assets	$ 12,650	$ 4,868
	========	=======

In addition to non-performing loans, as of June 30, 2009, the Corporation has identified commercial loan relationships totaling $12.3 million in potential problem loans, as compared to $10.0 million at December 31, 2008. This increase reflects the addition of $2.8 million of potential problem loans acquired in the Canton acquisition. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen, or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at June 30, 2009 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Based upon an analysis of these factors, including an increase in net consumer loan charge-offs as discussed below, the Corporation expensed $375 thousand to the provision for loan losses during the second quarter of this year, an increase of $150 thousand compared to the corresponding period in 2008, with the year-to-date provision expense increasing $375 thousand from $425 thousand in 2008 to $800 thousand this year. At June 30, 2009, the Corporation's allowance for loan losses totaled $9.131 million, resulting in a coverage ratio of allowance to non-performing loans of 76.28%. However, excluding the aforementioned $4.847 USDA guaranteed portion of troubled debt restructurings, the coverage ratio would be 128.17%. This ratio as well as the ratio of allowance to total loans was also impacted by the Canton acquisition, as current accounting rules do not allow an acquirer to transfer the acquiree's allowance for loan losses to the acquirer's balance sheet, while both non-performing and total loans include loans acquired. Rather, the acquiree's overall loan quality is considered as a component of the fair value of the loans acquired. Excluding loans acquired in the Canton acquisition, as well as the USDA guaranteed portion of the troubled debt restructurings, the allowance to non-performing loans ratio would be 161.3%. Similarly, at June 30, 2009, the allowance for loan losses to total loans was 1.48%, as compared to 1.61% as of December 31, 2008. Excluding loans acquired in the Canton acquisition, this ratio at June 30, 2009 would be 1.64%. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first half of 2009 totaled $775 thousand compared to $410 thousand in the first half of last year. This increase was due to increases in net consumer loan and residential mortgage charge-offs totaling $379 thousand and $14 thousand, respectively, partially offset by a $28 thousand improvement in net commercial loan charge-offs.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Six Months Ended June 30,
	---------------------------
	2009	2008
	--------	--------
Balance at beginning of period	$ 9,106	$ 8,453
Charge-offs:
Commercial, financial and agricultural	(24)	(217)
Commercial mortgages	-	-
Residential mortgages	(14)	-
Consumer loans	(875)	(484)
	--------	--------
Total	(913)	(701)
	--------	--------
Recoveries:
Commercial, financial and agricultural	48	213
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	90	78
	--------	--------
Total	138	291
	--------	--------
Net charge-offs	(775)	(410)
Provision charged to operations	800	425
	--------	--------
Balance at end of period	$ 9,131	$ 8,468
	========	========

Results of Operations

Second Quarter of 2009 vs. Second Quarter of 2008

Net income for the second quarter of 2009 totaled $695 thousand as compared to second quarter 2008 net income of $2.272 million, with earnings per share decreasing from $0.63 per share to $0.19 per share. This significant decrease in second quarter net income was due in large part to one-time costs associated with the Canton acquisition totaling $1.148 million, the imposition of a $440 thousand special FDIC insurance assessment and other-than-temporary impairment ("OTTI") charges of $796 thousand. The after-tax impact on net income of these items totaled approximately $1.462 million or $0.41 per share.

Net interest income increased $731 thousand or 9.7% from $7.558 million during the second quarter of 2008 to $8.289 million during the second quarter of 2009, with the net interest margin increasing 3 basis points to 4.00%. This improvement in net interest income and margin resulted principally from an increase in average earning assets and an 81 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 59 basis point decrease in the average yield on earning assets. As compared to the second quarter of last year, average earning assets increased $64.9 million or 8.5%, with average fed funds sold and interest bearing deposits increasing $34.3 million, average investment securities up $18.2 million and average loans increasing $12.4 million. The increase in average loans was due to loans acquired in the Canton acquisition, which averaged $21.1 million during the second quarter of this year. While on average, earning assets increased 8.5%, total interest and dividend income was down $218 thousand or 1.9%, as the average yield on earning assets declined 59 basis points to 5.39%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $61.4 million or 8.2% compared to second quarter 2008 averages, due to a $63.7 million increase in average deposits, offset by $2.3 million decrease in other borrowed funds. Approximately $26.5 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $9.5 million, while average interest-bearing deposits increased $54.2 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $20.7 million and $14.6 million, respectively. Additionally, average savings and NOW account balances increased $13.8 million and $5.0 million, respectively. The decrease in average other borrowings was due to a $10.5 million decrease in average short term borrowings under the Corporation's line of credit with the FHLB, somewhat offset by an $8.2 million increase in average securities sold under agreements to repurchase. While total interest-bearing liabilities increased $51.9 million or 8.8%, interest expense decreased $950 thousand or 24.9%, as the average cost of interest-bearing liabilities decreased 81 basis points from 2.60% to 1.79%.

As discussed more fully under the "Asset Quality" section of this report, a $150 thousand increase in the provision for loan losses as compared to the second quarter of 2008 was primarily due to higher net consumer loan charge-off's, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the second quarter of 2009 compared to the second quarter of last year decreased $730 thousand or 16.8% due principally to the above mentioned OTTI impairment charges totaling $796 thousand. The impairment charges are related to two collateralized debt obligations consisting of pools of trust preferred securities issued by financial institutions. One of these investments was initially determined to be other-than-temporarily impaired during the fourth quarter of 2008, with impairment charges of $803 thousand recognized in the fourth quarter of 2008, and an additional impairment charge of $156 thousand recognized in the first quarter of this year. Following an updated impairment evaluation in the second quarter of this year, an additional $131 thousand impairment charge to earnings was recognized on this investment. It was additionally determined in the second quarter that a second trust preferred pool was also other-than-temporarily impaired, resulting in a $665 thousand impairment charge to earnings being recognized on this investment in the second quarter. Despite the fact that we continue to receive all contractual payments on these securities, the impairment charges are based upon discounted cash flow analysis with several factors considered, including higher defaults and deferrals by the issuers of the underlying securities, assumed future default rates, downgrades by rating agencies and the continued weakness in the U.S. economy, and the financial services sector in particular. Excluding these impairment charges, all other non-interest income increased $66 thousand, principally due to a $402 thousand increase in Trust and Investment Center fee income, somewhat offset primarily by a $336 thousand decrease in credit card merchant earnings. The increase in Trust and Investment Center fee income was in large part due to higher estate fee accruals, partially offset by a reduction in other trust fees, directly related to the market decline since the second quarter of last year. The decrease in credit card merchant earnings was due to the sale of the Corporation's credit card merchant processing business in the fourth quarter of 2008. This decrease was however offset by a $330 thousand reduction in processing expenses related to this business.

Second quarter 2009 operating expenses increased $2.423 million or 29.1% from the comparable period last year, due in large part to the above mentioned one-time costs related to the Canton acquisition totaling $1.148 million and the $440 thousand FDIC special assessment. Specific items having the most significant impact on the total expense increase included a $668 thousand increase in FDIC insurance costs (including the special assessment), a $753 thousand increase in pension and other employee benefits, a $607 thousand increase in data processing costs and a $184 thousand increase in salaries and wages. The increase in pension and other employee benefits was principally due to a $639 thousand increase in periodic pension expense related in large part to a decrease in the fair value of plan assets impacted by the overall market decline during 2008, and a $141 thousand increase in health insurance costs. The increase in data processing expense includes $1.022 million related to early termination of Canton technology contracts, offset primarily by the aforementioned $330 thousand decrease in credit card merchant processing costs, while the increase in salaries and wages reflects merit increases over the past year as well as compensation costs related to the Canton acquisition.

A $995 thousand decrease in income tax expense and the decrease in the effective tax rate from 32.1% in the second quarter of 2008 to 10.0% in the second quarter of this year resulted from a decrease in pre-tax income as well as an increase in the relative percentage of tax-exempt income to pre-tax income.

Year-To Date 2009 vs. Year-To-Date 2008

Net income for the six-month period ended June 30, 2009 totaled $2.429 million, a decrease of $1.985 million compared to the corresponding period in 2008. Earnings per share decreased from $1.23 per share to $0.67 per share. As was the case with second quarter 2009 results, this decrease was significantly impacted by one-time costs related to the Canton acquisition totaling $1.238 million, as well as the aforementioned $440 thousand special FDIC insurance assessment and OTTI charges totaling $952 thousand. The after-tax impact on net income of these items totaled approximately $1.613 million or $0.45 per share.

Net interest income increased $1.389 million or 9.5%, with the net interest margin decreasing 1 basis point to 3.97%. This improvement in net interest income resulted from an increase in average earning assets and a 92 basis point decrease in the average cost of interest-bearing liabilities, offset to some extent by a 72 basis point decrease in the average yield on earning assets. As compared to the first six months of last year, average earning assets increased $75.6 million or 10.3%, with average fed funds sold and interest bearing deposits up $33.8 million, and average securities and loans increasing $26.4 million and $15.4 million, respectively. Approximately $10.6 million of the increase in average loans was related to the Canton acquisition. While on average, earning assets increased 10.3%, total interest and dividend income was down $637 thousand or 2.8%, as the average yield on earning assets was down 72 basis points to 5.41%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $74.6 million or 10.4% compared to year-to-date 2008 averages, due to increases in average deposits and other borrowed funds of $68.1 million and $6.5 million, respectively. Approximately $13.3 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $13.9 million, while average interest-bearing deposits increased $54.2 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and savings deposits of $28.0 million and $13.8 million, respectively. Additionally, average time deposit and NOW account balances increased $7.2 million and $5.1 million, respectively. The increase in average other borrowings was due to a $21.1 million increase in average securities sold under agreements to repurchase, offset by a $14.5 million decrease in short term borrowings under the Corporation's line of credit with the FHLB. While average interest-bearing liabilities increased $60.8 million or 10.8%, interest expense decreased $2.025 million or 25.8%, as the average cost of interest-bearing liabilities decreased 92 basis points from 2.80% to 1.88%.

As discussed more fully under the "Asset Quality" section of this report, a $375 thousand increase in the provision for loan losses as compared to the first six months of 2008 was primarily due to higher net consumer loan charge-off's, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income for the first half of 2009 was $1.237 million or 13.6% lower than the comparable period last year. This decrease was due in large part to a $952 thousand increase in OTTI charges recognized on two collateralized debt obligations consisting of pools of trust preferred securities issued by financial institutions, as discussed above. With the exception of these OTTI charges, all other non-interest income was down $285 thousand, principally due to a $670 thousand decrease in credit card merchant earnings related to the sale of the Corporation's credit card merchant processing business in the fourth quarter of 2008, which was offset by a $661 thousand reduction in processing costs associated with this business, as well as a $123 thousand decrease in revenue from the Corporation's equity investment in Cephas Capital Partners, LP. These decreases were offset principally by a $390 thousand increase in Trust and Investment Center fee income, as well as increases in gains on the sale of newly originated mortgages and check card interchange fee income totaling $111 thousand and $88 thousand, respectively.

Operating expenses for the first six months of this year increased $3.052 million or 18.3%, with $1.238 million of this increase related to the above mentioned one-time costs associated with the Canton acquisition, and a $440 thousand special FDIC assessment. As was the case with the second quarter operating expense increase, and for reasons discussed above, areas significantly impacting this increase include a $1.344 million increase in pension and other employee benefits, an $886 thousand increase in FDIC insurance (including the $440 thousand special assessment), a $273 thousand increase in data processing costs and a $477 thousand increase in salaries and wages. Additionally, a $121 thousand increase in year-to-date net occupancy costs was principally related to the Corporation's acquisition of three offices from Manufacturers and Traders Trust Company ("M&T"), which closed in March of 2008. These increases were somewhat offset primarily by a $129 thousand decrease in amortization of intangible assets, as during the first quarter of 2008 the Corporation had accelerated the amortization of the intangible asset related to the purchase of trust relationships from Partners Trust Bank in light of the closing of a large account during that quarter.

The $1.290 million decrease in income tax expense and the decrease in the effective tax rate from 32.6% for the first half of 2008 to 25.83% for the first half of this year were primarily due to a decrease in pre-tax income, as well as an increase in the relative percentage of tax-exempt income to pre-tax income.

Average Consolidated Balance Sheet and Interest Analysis (dollars in thousands)
	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008			Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
Assets	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning assets:
Loans	$569,666	$17,533	6.21%	$554,259	$18,342	6.65%	$577,186	$ 9,004	6.26%	$564,774	$9,138	6.51%
Taxable securities	170,534	3,717	4.39%	156,227	3,660	4.71%	174,660	1,844	4.23%	171,844	2,001	4.68%
Tax-exempt securities	31,285	515	3.32%	19,191	366	3.83%	36,076	285	3.17%	20,693	195	3.78%
Federal funds sold	975	1	0.25%	5,742	67	2.36%	-	-	-%	5,716	31	2.17%
Interest-bearing deposits	40,074	48	0.24%	1,504	16	2.14%	42,456	26	0.24%	2,463	13	2.05%
Total earning assets	812,534	21,814	5.41%	736,923	22,451	6.13%	830,378	11,159	5.39%	765,490	11,378	5.98%

Non-earning assets:
Cash and due from banks	21,789			24,015			21,227			23,963
Premises and equipment, net	25,029			23,387			25,160			23,595
Other assets	31,575			34,391			32,826			38,339
Allowance for loan losses	(9,228)			(8,495)			(9,242)			(8,492)
AFS valuation allowance	4,947			8,214			4,956			7,980
Total	$886,646			$818,435			$905,305			$850,875

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	44,875	43	0.19%	39,809	128	0.65%	46,753	18	0.16%	41,707	67	0.65%
Savings and insured money market deposits	229,897	735	0.64%	188,016	1,125	1.20%	235,828	336	0.57%	201,300	529	1.06%
Time deposits	267,873	3,563	2.68%	260,633	5,067	3.91%	280,280	1,790	2.56%	265,666	2,453	3.71%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	82,530	1,492	3.65%	75,963	1,538	4.07%	79,518	726	3.66%	81,769	771	3.79%
Total interest-bearing liabilities	625,175	5,833	1.88%	564,421	7,858	2.80%	642,379	2,870	1.79%	590,442	3,820	2.60%

Non-interest-bearing liabilities:
Demand deposits	166,300			152,423			168,251			158,770
Other liabilities	11,141			11,665			10,191			11,199
Total liabilities	802,616			728,509			820,821			760,411
Shareholders' equity	84,030			89,926			84,484			90,464
Total	$886,646			$818,435			$905,305			$850,875
Net interest income		$15,981			$14,593			$8,289			$7,558
Net interest rate spread			3.53%			3.33%			3.60%			3.38%
Net interest margin			3.97%			3.98%			4.00%			3.97%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):

	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008			Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
	-------	-----	-----	------	-----	-----
Interest and dividends earned on:
Loans	484	(1,293)	(809)	208	(342)	(134)
Taxable securities	316	(259)	57	33	(190)	(157)
Tax-exempt securities	203	(54)	149	125	(35)	90
Federal funds sold	(32)	(34)	(66)	(31)	-	(31)
Interest-bearing deposits	58	(26)	32	33	(20)	13

Total earning assets	2,143	(2,780)	(637)	938	(1,157)	(219)

Interest paid on:
Demand deposits	14	(99)	(85)	7	(56)	(49)
Savings and insured money market deposits	211	(601)	(390)	81	(274)	(193)
Time deposits	136	(1,640)	(1,504)	130	(793)	(663)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	125	(171)	(46)	(21)	(24)	(45)

Total interest-bearing liabilities	770	(2,795)	(2,025)	316	(1,266)	(950)

Net interest income	1,373	15	1,388	622	109	731
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At June 30, 2009, the Corporation maintained a $165.7 million line of credit with the FHLB, as compared to $149.4 million at June 30, 2008.

During the first six months of 2009, cash and cash equivalents increased $44.6 million compared to an increase of $7.4 million during the first six months of last year. In addition to cash provided by operating activities, other major sources of cash during the first six months of 2009 included proceeds from sales, maturities and principal reductions on securities totaling $68.8 million, a $50.4 million increase in deposits and an $8.8 million decrease in loans. Proceeds from the above were used principally to fund purchases of securities totaling $76.4 million, an $8.3 million reduction in securities sold under agreements to repurchase and $7.7 million to purchase Canton Bancorp, Inc. In this transaction, the Corporation acquired approximately $59.0 million of loans, $10.5 million in cash and cash equivalents, $5.5 million of securities and other assets totaling approximately $4.8 million, and assumed deposits and other liabilities totaling $71.7 million and $553 thousand, respectively. Other significant uses of cash during the first six months of this year included the payment of cash dividends in the amount of $1.8 million and purchases of fixed assets totaling $1.3 million.

In addition to cash provided by operating activities, a major source of cash in the first six months of 2008, was the net cash received in the M&T branch acquisition totaling $43.5 million. The major factors netting to this included cash received for the deposits assumed totaling $64.6 million, which was offset primarily by the purchase of $12.6 million of loans, the payment of an $8.4 million premium for the deposits assumed, and the purchase of fixed assets totaling $120 thousand. Other primary sources of cash during the first six months of 2008 included proceeds from maturities and principal payments on securities totaling $53.0 million, a $33.5 million increase in securities sold under agreements to repurchase, an $18.7 million increase in other deposits and $1.0 million in net redemptions of FHLB and Federal

Reserve Bank stock. Proceeds from the above were used primarily to fund purchases of securities totaling $97.9 million, a $24.4 million net reduction of FHLB advances, an $18.5 million net increase in loans, payment of cash dividends totaling $1.8 million and the purchase of fixed assets in the amount of $1.3 million.

As of June 30, 2009, the Corporation's consolidated leverage ratio was 8.35%. The Tier I and Total Risk Adjusted Capital ratios were 11.01% and 12.55%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2009, the Corporation declared cash dividends of $0.50 per share, unchanged from the dividends declared during the first six months of 2008.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 19, 2008, the Corporation's Board of Directors authorized the repurchase of up to 90,000 shares over a one year period, either through open market or privately negotiated transactions. During the first six months of 2009, the Corporation purchased 4,295 shares at an average price of $19.64 per share. As of June 30, 2009, a total of 13,431 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first six months of 2009, 26,381 shares were re-issued from treasury to fund the stock component of directors' 2008 compensation, the stock component of an executive officer's 2008 bonus, a distribution under the Corporation's directors' deferred compensation plan and funding for the Corporation's profit sharing, savings and investment plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At June 30, 2009, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 7.97% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 0.72%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At June 30, 2009, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 11.24% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 6.71%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first six months of 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2009.

During the second fiscal quarter, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 1A.	Risk Factors
	There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	4/1/09-4/30/09	715	$20.50	715	76,569
	5/1/09-5/31/09	-	-	-	76,569
	6/1/09-6/30/09	-	-	-	76,569
		-------	------	------	-------
	Quarter ended 6/30/09	715	$20.50	715	76,569
		======	======	======	=======

(1) On November 19, 2008, the Corporation announced that its Board of Directors had authorized the repurchase of up to 90,000 shares, or approximately 2.6% of the Corporation's then outstanding common stock over a twelve month period, expiring November 19, 2009. This program replaced the share repurchase program that had been approved in November of 2006, and expired in November 2008. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. All 715 of the shares refererred to were privately negotiated transactions.

PART II.	OTHER INFORMATION (Continued)

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	May 6, 2009-Annual Meeting

(b)	The following directors were elected at the Annual Meeting of Shareholders on May 6, 2009 for a term of three years expiring in 2012:
	NAME	FOR	WITHHELD
	David J. Dalrymple	3,088,368	40,657
	William D. Eggers	3,083,969	45,056
	John F. Potter	3,089,969	39,056
	Robert L. Storch	3,089,678	39,347
	Jan P. Updegraff	3,078,501	50,524

Directors serving after the meeting whose terms expire in 2010:
	Ronald M. Bentley	Ralph H. Meyer
	Robert H. Dalrymple	Richard W. Swan
Clover M. Drinkwater

Directors serving after the meeting whose terms expire in 2011:
	Robert E. Agan	Thomas K. Meier
	Stephen M. Lounsberry III	Charles M. Streeter Jr.

(c)	Matters voted upon (refer to b)
(d)	Not applicable

ITEM 6.	EXHIBITS
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

CHEMUNG FINANCIAL CORPORATION
DATE:	August 7, 2009	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	August 7, 2009	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

END OF PAGE

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING June 30, 2009

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

3.1 Amended and Restated Bylaws of the Registrant, as amended to May 20, 2009. Filed as Exhibit 5.02 to Registrant's Form 8-K filed with the SEC on May 26, 2009 and incorporated by reference herein.

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