Form 10-Q
period 2009-09-30
CHEMUNG FINANCIAL CORP
filed 2009-11-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2009
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 31, 2009 was 3,522,831.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	---------------	--------------
ASSETS
Cash and due from financial institutions	$ 22,898,779	$ 21,246,599
Interest-bearing deposits in other financial institutions	52,985,442	2,404,781
	------------	------------
Total cash and cash equivalents	75,884,221	23,651,380
	------------	------------

Securities available for sale, at estimated fair value	224,857,566	191,254,900
Securities held to maturity, estimated fair value of $12,041,988 at September 30, 2009 and $9,214,787 at December 31, 2008	11,450,084	8,438,835
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,280,600	3,154,950

Loans, net of deferred origination fees and costs, and unearned income	605,218,733	565,185,154
Allowance for loan losses	(10,167,254)	(9,105,517)
	------------	------------
Loans, net	595,051,479	556,079,637
	------------	------------

Loans held for sale	179,850	80,413
Premises and equipment, net	25,281,272	24,937,808
Goodwill	9,927,302	8,806,796
Other intangible assets, net	5,579,771	6,204,494
Bank owned life insurance	2,427,162	-
Other assets	14,718,201	15,708,894
	------------	------------

Total assets	$968,637,508	$838,318,107
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$178,417,988	$157,690,737
Interest-bearing	615,600,673	499,218,612
	------------	------------
Total deposits	794,018,661	656,909,349
	------------	------------

Securities sold under agreements to repurchase	55,061,237	63,412,514
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	1,309,336	1,266,903
Dividends payable	880,708	875,438
Other liabilities	10,363,071	12,846,758
	------------	------------
Total liabilities	881,633,013	755,310,962
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2009 and December 31, 2008	43,001	43,001
Additional-paid-in capital	22,779,707	22,881,937
Retained earnings	87,418,629	85,868,637
Treasury stock, at cost (777,303 shares at September 30, 2009; 798,384 shares at December 31, 2008)	(19,973,230)	(20,547,419)
Accumulated other comprehensive loss	(3,263,612)	(5,239,011)
	------------	------------
Total shareholders' equity	87,004,495	83,007,145
	------------	------------

Total liabilities and shareholders' equity	$968,637,508	$838,318,107
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Nine Months Ended		Three Months Ended
	-----------------		-------------------
	September 30,		September 30,
	-------------		----------
INTEREST AND DIVIDEND INCOME	2009	2008	2009	2008
	------	------	------	------
Loans, including fees	$26,882,080	$27,613,035	$ 9,348,992	$ 9,271,191
Taxable securities	5,398,326	5,798,393	1,681,653	2,138,013
Tax exempt securities	823,890	585,786	309,103	220,332
Federal funds sold	1,232	67,930	-	563
Interest-bearing deposits	87,585	17,486	39,017	1,448
	-----------	-----------	-----------	-----------
Total interest and dividend income	33,193,113	34,082,630	11,378,765	11,631,547
	-----------	-----------	-----------	-----------
INTEREST EXPENSE
Deposits	6,478,033	9,062,392	2,137,071	2,741,932
Borrowed funds	711,426	1,051,183	239,743	339,120
Securities sold under agreements to repurchase	1,487,574	1,389,968	467,344	563,938
	-----------	-----------	-----------	-----------
Total interest expense	8,677,033	11,503,543	2,844,158	3,644,990
	-----------	-----------	-----------	-----------
Net interest income	24,516,080	22,579,087	8,534,607	7,986,557
Provision for loan losses	2,075,000	850,000	1,275,000	425,000
	-----------	-----------	-----------	-----------
Net interest income after provision for loan losses	22,441,080	21,729,087	7,259,607	7,561,557
	-----------	-----------	-----------	-----------
Other operating income:
Trust & investment services income	5,999,341	5,108,979	2,113,998	1,613,962
Service charges on deposit accounts	3,828,083	3,773,194	1,427,417	1,336,271
Net gain on securities transactions	556,348	589,456	-	-
Other-than-temporary loss on investment securities
Total impairment losses	(869,941)	-	(302,655)	-
Gain (loss) recognized in other comprehensive income	510,140	-	125,550	-
	-----------	-----------	-----------	-----------
Net impairment loss recognized in earnings	(1,380,081)	-	(428,205)	-
Net gain on sales of loans held for sale	196,735	90,772	71,769	33,220
Credit card merchant earnings	126,201	1,186,092	47,313	437,150
Gains on sales of other real estate	23,531	-	20,651	-
Income from bank owned life insurance	29,065	-	21,941	-
Other	2,564,851	2,509,928	834,056	765,364
	-----------	-----------	-----------	-----------
Total other operating income	11,944,074	13,258,421	4,108,940	4,185,967
	-----------	-----------	-----------	-----------
Other operating expenses:
Salaries and wages	10,656,311	9,868,813	3,696,135	3,385,931
Pension and other employee benefits	3,718,357	1,717,120	1,186,392	528,962
Net occupancy expenses	3,214,935	3,000,729	1,072,210	979,116
Furniture and equipment expenses	1,500,744	1,487,031	454,929	478,668
Data processing expense	3,218,465	3,111,226	893,035	1,059,054
Amortization of intangible assets	740,328	934,678	195,386	260,917
Losses on sales of other real estate	26,393	2,497	-	-
FDIC insurance	1,208,961	61,098	289,140	27,433
Other	4,715,452	4,639,863	1,470,940	1,412,793
	-----------	-----------	-----------	-----------
Total other operating expenses	28,999,946	24,823,055	9,258,167	8,132,874
	-----------	-----------	-----------	-----------
Income before income tax expense	5,385,208	10,164,453	2,110,380	3,614,650
Income tax expense	1,440,164	3,347,011	594,159	1,211,040
	-----------	-----------	-----------	-----------
	$ 3,945,044	$ 6,817,442	$ 1,516,221	$ 2,403,610
Net income	===========	===========	===========	===========

Weighted average shares outstanding	3,601,765	3,596,219	3,605,698	3,592,087
	===========	===========	===========	===========

Basic and diluted earnings per share	$ 1.10	$1.90	$0.42	$0.67
	===========	===========	===========	===========
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	--------	----------	-----------	-------------	--------------	------
Balances at December 31, 2007	$ 43,001	$22,801,241	$81,029,531	$(20,138,214)	$ 4,379,391	$88,114,950
Comprehensive Income:
Net income	-	-	6,817,442	-	-	6,817,442
Change in unrealized gain on securities AFS, net	-	-	-	-	(4,088,620)	(4,088,620)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(157)	(157)
						-----------
Total comprehensive income						2,728,665

Restricted stock units for directors' deferred compensation plan	-	75,758	-	-	-	75,758
Cash dividends declared ($.75 per share)	-	-	(2,639,299)	-	-	(2,639,299)
Distribution of 8,227 shares of treasury stock for directors' compensation	-	12,180	-	212,010	-	224,190
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Distribution of 1,273 shares of treasury stock for directors' deferred compensation plan	-	(30,818)	-	32,818	-	2,000
Sale of 5,000 shares of treasury stock	-	6,100	-	128,900	-	135,000
Purchase of 27,903 shares of treasury stock	-	-	-	(718,022)	-	(718,022)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at September 30, 2008	$ 43,001	$22,865,419	$85,207,674	$(20,448,466))	$ 290,614	$87,958,242
	=========	===========	===========	==============	===========	===========

Balances at December 31, 2008	$ 43,001	$22,881,937	$85,868,637	$(20,547,419)	$(5,239,011)	$83,007,145
Cumulative effect of change in accounting principle, adoption of FSB FAS 115-2 and 124-2, net	-	-	246,544	-	(246,544)	-
Comprehensive Income:
Net income	-	-	3,945,044	-	-	3,945,044
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	1,583,991	1,583,991
Change in unrealized gains (losses) on securities AFS for which a portion of an other-than-temporary impairment has been recognized in earnings, net	-	-	-	-	66,244	66,244
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	571,708	571,708
						------------
Total comprehensive income						6,166,987

Restricted stock units for directors' deferred compensation plan	-	77,807	-	-	-	77,807
Cash dividends declared ($.75 per share)	-	-	(2,641,596)	-	-	(2,641,596)
Distribution of 1,333 shares of treasury stock for directors' deferred compensation	-	(36,617)	-	34,271	-	(2,346)
Distribution of 10,867 shares of treasury stock for directors' compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Sale of 11,800 shares of treasury stock	-	(74,107)	-	303,627	-	229,520
Purchase of 5,300 shares of treasury stock	-	-	-	(104,712)	-	(104,712)
	---------	-------------	-----------	-------------	-----------	-----------
Balances at September 30, 2009	$ 43,001	$22,779,707	$87,418,629	$(19,973,230)	$(3,263,612)	$87,004,495
	========	============	============	============	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
	-----	-----
Net income	$ 3,945,044	$ 6,817,442
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	740,328	934,678
Provision for loan losses	2,075,000	850,000
Depreciation and amortization of fixed assets	2,102,984	1,986,058
Amortization of premiums on securities, net	232,592	(4,990)
Gains on sales of loans held for sale, net	(196,735)	(90,772)
Proceeds from sales of loans held for sale	11,479,280	2,997,289
Loans originated and held for sale	(11,381,982)	(2,978,050)
Net loss on sale of other real estate owned	2,862	2,497
Net gain on securities transactions	(556,348)	(589,456)
Net impairment loss recognized on investment securities	1,380,081	-
Decrease (increase) in other assets	920,816	(808,904)
Increase in accrued interest payable	42,433	96,165
Expense related to restricted stock units for directors' deferred compensation plan	77,807	75,758
Expense related to employee stock compensation	50,000	35,000
Decrease in other liabilities	(3,008,821)	(447,470)
Income from bank owned life insurance	29,065	-
Origination of student loans	-	(3,409,921)
Proceeds from sales of student loans	-	7,647,892
	-----------	-----------
Net cash provided by operating activities	7,934,406	13,113,216
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	5,620,693	-
Proceeds from maturities of and principal collected on securities available for sale	88,598,608	58,049,751
Proceeds from maturities of and principal collected on securities held to maturity	6,771,938	1,199,969
Purchases of securities available for sale	(120,879,594)	(94,826,153)
Purchases of securities held to maturity	(9,783,188)	(4,892,221)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(443,650)	(16,499,900)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	535,500	18,297,000
Purchases of premises and equipment	(1,525,017)	(2,509,287)
Net cash received in branch acquisition	-	43,542,640
Net cash received in Bank of Canton Acquisition	2,876,462	-
Cash paid for purchase of Cascio Financial Strategies	-	(250,000)
Proceeds from sale of other real estate owned	318,171	22,823
Net decrease (increase) in loans	18,364,813	(25,869,159)
	-----------	-----------
Net cash used by investing activities	(9,545,264)	(23,734,537)
	-----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	63,346,463	24,420,777
Net increase (decrease) in time deposits and individual retirement accounts	1,360,031	(4,795,284)
Net (decrease) increase in securities sold under agreements to repurchase	(8,351,277)	33,643,065
Proceeds from other borrowings	-	21,100,000
Repayments of Federal Home Loan Bank overnight advances	-	(62,400,000)
Purchase of treasury stock	(104,712)	(718,022)
Sale of treasury stock	229,520	135,000
Cash dividends paid	(2,636,326)	(2,641,568)
	-----------	-----------
Net cash provided by financing activities	53,843,699	8,743,968
	-----------	-----------
Net increase (decrease) in cash and cash equivalents	52,232,841	(1,877,353)
Cash and cash equivalents, beginning of period	23,651,380	29,378,335
	-----------	-----------
Cash and cash equivalents, end of period	$75,884,221	$27,500,982
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 8,634,600	$11,407,378
	===========	===========
Income Taxes	$ 4,399,018	$ 3,320,850
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 264,828	$ 218,980
	===========	============
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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2009 and December 31, 2008, and results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,601,765 and 3,596,219 weighted average shares outstanding for the nine-month periods ended September 30, 2009 and 2008, respectively and 3,605,698 and 3,592,087 weighted average shares outstanding for the three-month periods ended September 30, 2009 and 2008, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the nine-month periods ended September 30, 2009 or 2008.

3. Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. The objective of this statement is to replace SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles", and to establish the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"). Rules and interpretive eleases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have any impact on the Company's results of operations or financial position.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which was codified into ASC 805 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008. The new standard was applied to the Canton acquisition, resulting in the recognition of acquisition costs of $1.250 million through the period ended September 30, 2009.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which were codified into ASC 320-10-65. This guidance amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Through the period ended March 31, 2009, the Corporation recognized cumulative other-than-temporary pre-tax impairment charges reported in 2008 and the first quarter of 2009 totaling $959 thousand for various securities. The Corporation adopted the FSP effective April 1, 2009 and reversed pre-tax $402 thousand for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $247 thousand, net of tax of $155 thousand, as of April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income since March 31, 2009 was $751 thousand, net of tax. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the same period would have been $1.091 million, net of tax.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was codified into ASC 820-10. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP on June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were codified into ASC 825-10. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP on June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 4.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was codified into ASC 855-10. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted this statement during the second quarter of 2009. We have evaluated subsequent events through November 9, 2009 which represents the date our financial statements included in our September 30, 2009 Form 10-Q were filed with the Securities and Exchange Commission (financial statement issue date).

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

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis are summarized below:

		Fair Value Measurement at September 30, 2009 Using
		----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	-----------	-----------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 68,991,033	$ 5,165,625	$ 63,825,408	$ -
Mortgage-backed securities	102,124,499	-	102,124,499	-
Obligations of states and political subdivisions	33,644,657	-	33,644,657	-
Trust Preferred securities	2,481,495	-	1,460,000	1,021,495
Corporate bonds and notes	12,162,632	-	12,162,632	-
Corporate stocks	5,453,250	4,734,671	718,579	-
	------------	-----------	------------	-----------
Total available for sale securities	$224,857,566	$ 9,900,296	$213,935,775	$ 1,021,495
	===========	===========	===========	===========

		Fair Value Measurement at December 31, 2008 Using
		----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	------------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 61,543,499	$ 5,512,500	$ 56,030,999	$ -
Mortgage-backed securities	102,932,724	-	102,932,724	-
Obligations of states and political subdivisions	16,419,984	-	16,419,984	-
Trust Preferred securities	3,285,000	-	1,400,000	1,885,000
Corporate bonds and notes	1,750,000	-	1,750,000	-
Corporate stocks	5,323,693	4,610,114	713,579	-
	------------	-----------	------------	-------------
Total available for sale securities	$191,254,900	$ 10,122,614	$179,247,286	$ 1,885,000
	============	===========	============	===========

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three and nine-month periods ending September 30, 2009 for Level 3 assets:

	Fair Value Measurement three-months ended September 30, 2009 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement nine-months ended September 30, 2009 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale	--------------------	--------------------

Beginning balance	$1,324,150	$1,885,000
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	6,436
Impairment charge on investment securities	(428,205)	(1,380,081)
Included in other comprehensive income	125,550	510,140
Transfers in and/or out of Level 3	-	-
	-----------	-----------
Ending balance, September 30, 2009	$1,021,495	$1,021,495
	===========	===========

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurement at September 30, 2009 Using
----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	-----------	------------
Impaired Loans	$1,324,229	$ -	$ -	$1,324,229
	===========	===========	===========	============

Fair Value Measurement at December 31, 2008 Using
----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	-----------	------------
Impaired Loans	$ 387,402	$ -	$ -	$ 387,402
	===========	===========	===========	============

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,458,763, with a valuation allowance of $1,134,534 as of September 30, 2009.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,663,761, with a valuation allowance of $1,276,359 as of December 31, 2008.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009		December 31, 2008
	------------------		-----------------
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	-----------	-----------	-----------	-----------
Cash and due from financial institutions	$ 22,899	$ 22,899	$ 21,247	$ 21,247
Interest-bearing deposits in other financial institutions	52,985	52,985	2,405	2,405
Securities held to maturity	11,450	12,042	8,439	9,215
Federal Home Loan and Federal Reserve Bank stock	3,281	3,281	3,155	3,155
Net loans	595,051	603,941	556,080	564,724
Loans held for sale	180	180	80	80
Accrued interest receivable	3,228	3,228	3,385	3,385
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	491,833	491,833	406,261	406,261
Time deposits	302,186	306,141	250,648	253,453
Securities sold under agreements to repurchase	55,061	57,864	63,413	65,009
Federal Home Loan Bank advances	20,000	21,180	20,000	21,739
Accrued interest payable	1,309	1,309	1,267	1,267
Dividends payable	881	881	875	875

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

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and due from financial institutions, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

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

Under the terms of the agreement, each shareholder of Canton Bancorp, Inc. received a cash payout of $272 per share, totaling approximately $7.7 million. The total purchase price resulted in approximately $1.1 million in goodwill and $116 thousand of other identifiable intangible assets. Goodwill will not be amortized but instead evaluated periodically for impairment, consistent with current accounting standards. Other identifiable intangible assets are being amortized using an accelerated method over 7 years. None of the goodwill recognized is expected to be deductible for income tax purposes. Other identifiable intangible assets are deductible for income tax purposes on a straight-line basis over 15 years. Purchase accounting adjustments are subject to refinement as management finalizes their fair value measurements, including their analysis of identifiable intangible assets. Any resulting goodwill after refinement of the purchase accounting adjustments will relate to the banking segment of the Corporation.

Net assets acquired at May 29, 2009 are shown in the table below (in thousands).
Cash and due from banks	$ 10,528
Securities available for sale	5,525
Loans, net	59,002
Goodwill	1,121
Other identifiable intangible assets	116
Other assets	4,833
--------
Total assets acquired	$ 81,125

Deposits	$ 71,687
Other liabilities	554
--------
Total liabilities assumed	$ 72,241

Net assets acquired	$ 8,884
========

The gross contractual amount receivable of loans acquired, excluding those loans considered to be impaired, was $57.8 million, all of which is expected to be collected.

Canton Bancorp,Inc.'s results of operations have been reflected in Chemung Financial Corporation's consolidated statements of income beginning as of the acquisition date. As we merged the acquiree into the business operations of Chemung Canal Trust Company as of the acquisition date, it is not practicable to disclose the amount of revenue and earnings of the acquiree from the acquisition date through September 30, 2009 as the amounts cannot be readily determined. Pro forma condensed consolidated income statements for the nine months ended September 30, 2009 and 2008 as if the merger occurred at the beginning of each period presented are as follows (in thousands):

	Nine months Ended
	September 30, 2009	September 30, 2008
	--------------	-------------
Interest and dividend income	$ 34,935	$ 37,731
Interest expense	9,437	13,405
	--------	--------
Net interest income	25,498	24,326
Provision for loan losses	2,125	1,210
	--------	--------
Net interest income after provision for loan losses	23,373	23,116
Non-interest income	12,085	13,551
Non-interest expense	30,591	26,696
	--------	--------
Income before income taxes	4,867	9,971
Income tax expense	1,264	3,281
	--------	--------
Net income	$ 3,603	$ 6,690
	========	========

Non-interest expense for the nine-month period ended September 30, 2009 includes $1.6 million of combined one-time acquisition related expenses.

6. Intangible Assets

Acquired intangible assets were as follows at September 30, 2009 and December 31, 2008:

	At September 30, 2009		At December 31, 2008
	-----------------------------		---------------------------
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
	-------------	-------------	----------	-------------
Core deposit intangibles	$ 7,140,066	$ 6,359,930	$ 7,024,461	$ 6,013,280
Other customer relationship intangibles	6,133,116	1,333,481	6,133,116	939,803
	------------	-----------	------------	-----------
Carrying amount	$ 13,273,182	$ 7,693,411	$ 13,157,577	$ 6,953,083
	============	===========	============	============

Aggregate amortization expense for the nine-month period ending September 30, 2009 was $740,328.

The remaining estimated aggregate amortization expense is listed below:
Year	Estimated Expense
-----	------------------
2009	$ 192,978
2010	730,895
2011	680,439
2012	629,983
2013	521,196
2014 and thereafter	2,824,280
-----------
Total	$ 5,579,771
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

Comprehensive income for the three and nine-month periods ended September 30, 2009 was $4,039,915 and $6,166,987 respectively. Comprehensive income for the three and nine-month periods ended September 30, 2008 was $1,851,300 and $2,728,665, respectively.

The following summarizes the components of other comprehensive (loss) income:

Other Comprehensive Income (Loss)	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	----------------		-----------------
	2009	2008	2009	2008
	------	------	------	------
Change in unrealized gains (losses) on securities available for sale	$ 3,805,207	$ (903,052)	$ 3,247,795	$(6,078,874)
Reclassification adjustment net (gains) realized in net income	-	-	(556,348)	(589,456)
	-----------	-----------	-----------	------------
Net unrealized gains (losses)	3,805,207	(903,052)	2,691,447	(6,668,330)
Tax effect	1,472,082	(349,353)	1,041,212	(2,579,710)
	-----------	-----------	-----------	------------
Net of tax amount	$ 2,333,125	$ (553,699)	$ 1,650,235	$(4,088,620)

Change in funded status of defined benefit pension plan and other benefit plans	310,809	2,265	932,427	(257)
Tax effect	120,240	876	360,719	(100)
	-----------	-----------	-----------	------------
Net of tax amount	190,569	1,389	571,708	(157)
	-----------	-----------	-----------	------------
Total other comprehensive income (loss)	$ 2,523,694	$ (552,310)	$ 2,221,943	$(4,088,777)
	===========	===========	===========	===========

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

9. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	September 30, 2009
	------------------
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 68,638,526	$ 417,016	$ 64,509	$ 68,991,033
Mortgage-backed securities	99,263,446	2,869,537	8,484	102,124,499
Obligations of states and political subdivisions	32,377,098	1,267,559	-	33,644,657
Trust Preferred securities	3,843,732	-	1,362,237	2,481,495
Corporate bonds and notes	11,748,121	533,261	118,750	12,162,632
Corporate stocks	825,605	4,648,017	20,372	5,453,250
	------------	-----------	-----------	------------
Total	$216,696,528	$ 9,735,390	$ 1,574,352	$224,857,566
	============	===========	===========	============

	December 31, 2008
	------------------
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	-----------	------------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 60,190,338	$ 1,353,160	$ -	$ 61,543,499
Mortgage-backed securities	100,791,511	2,302,649	161,436	102,932,724
Obligations of states and political subdivisions	16,264,746	239,458	84,220	16,419,984
Trust Preferred securities	4,809,523	-	1,524,523	3,285,000
Corporate bonds and notes	2,500,000	-	750,000	1,750,000
Corporate stocks	827,089	4,496,604	-	5,323,693
	------------	------------	------------	------------
Total	$185,383,207	$ 8,391,871	$2,520,179	$191,254,900
	============	============	============	============

Amortized cost and estimated fair value of securities held to maturity are as follows:

September 30, 2009
------------------
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	------------	------------
Obligations of states and political subdivisions	$11,450,084	$ 591,904	$ -	$12,041,988
	-----------	-----------	-----------	------------
Total	$11,450,084	$ 591,904	$ -	$12,041,988
	===========	===========	===========	===========

December 31, 2008
-----------------
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	-----------	------------
Obligations of states and political subdivisions	$ 8,438,835	$ 775,952	$ -	$ 9,214,787
	-----------	-----------	-----------	-----------
Total	$ 8,438,835	$ 775,952	$ -	$ 9,214,787
	============	===========	===========	===========

The amortized cost and estimated fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

	September 30, 2009
	------------------
	Available for Sale		Held to Maturity
	------------------		------------------
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	--------	---------	---------	---------
Within One Year	$ 54,631,023	$ 54,939,638	$ 6,601,523	$ 6,699,290
After One, But Within Five Years	124,660,034	128,405,342	3,307,081	3,580,774
After Five, But Within Ten Years	32,359,253	33,184,583	1,341,480	1,508,902
After Ten Years	4,220,613	2,874,753	200,000	253,022
	------------	-------------	-----------	------------
Total	$215,870,923	$219,404,316	$ 11,450,084	$ 12,041,988
	============	============	===== ======	============

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $5,620,693 and $1,509,456 for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $556,348 and $589,456 were realized on these sales and calls during 2009 and 2008, respectively. There were no gross losses on these transactions during the nine-months ended September 30, 2009 and 2008.

There were no proceeds from sales and calls of securities available for sale that resulted in realized gains or losses for the three months ended September 30, 2009 and 2008, respectively.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at September 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continues unrealized position:

	Less than 12 months		12 months or longer		Total
	---------------------		--------------------		-----------
September 30, 2009	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	------------	----------	-----------	---------	----------	----------
Obligations of U.S.Government and U.S. Government sponsored enterprises	$24,965,213	$ 64,509	$ -	$ -	$24,965,213	$ 64,509
Mortgage-backed securities	2,210,838	274	1,941,845	8,210	4,152,683	8,484
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds and notes	-	-	2,381,250	118,750	2,381,250	118,750
Trust preferred securities	253,620	309,120	2,227,875	1,053,117	2,481,495	1,362,237
Corporate stocks	29,620	20,372	-	-	29,620	20,372
	------------	---------	----------	---------	----------	----------
Total temporarily impaired securities	$27,459,291	$ 394,275	$ 6,550,970	$1,180,077	$34,010,261	$ 1,574,352
	===========	==========	===========	=========	==========	==========

	Less than 12 months		12 months or longer		Total
	----------------------		--------------------		------------
December 31, 2008	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	-----------	-----------	-----------	---------	----------	----------
Obligations of U.S.Government and US Government sponsored enterprises	$ -	$ -	$ -	$ -	$ -	$ -
Mortgage-backed securities	2,178,309	29,993	6,445,524	131,442	8,623,833	161,435
Obligations of states and political subdivisions	5,018,240	84,221	-	-	5,018,240	84,221
Corporate bonds and notes	1,750,000	750,000	-	-	1,750,000	750,000
Trust preferred securities	2,525,000	1,524,523	-	-	2,525,000	1,524,523
Corporate stocks	-	-	-	-	-	-
	----------	----------	-----------	---------	-----------	---------
Total temporarily impaired securities	$11,471,549	$ 2,388,737	$ 6,445,524	$ 131,442	$17,917,073	$ 2,520,179
	===========	===========	===========	=========	===========	===========

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

As of September 30, 2009, the majority of the Corporation's unrealized losses in the investment securities portfolio related to four trust preferred securities held. Two of these securities are single issue trust preferred securities, both of which continue to be rated Baa1, which is defined as lower medium credit quality by Moody's. The combined market value of these two securities was $1.5 million with unrealized losses of $405 thousand at September 30, 2009. The Corporation continues to monitor these securities and believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

Our analysis of these investments falls within the scope of EITF 99-20 and includes a total book value of $2.0 million of collaterlized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at September 30, 2009 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Upon completion of the September 30, 2009 analysis, our model indicated other-than-temporary impairment on both of these securities, since both experienced additional defaults or deferrals of underlying issuers during the period. For the quarter, OTTI losses recognized in earnings totaled $428 thousand. Both of these securities remained classified as available for sale and represented $957 thousand of the unrealized losses reported at September 30, 2009. Both securities continue to accrue interest and payments continue to be made as agreed.

The table below presents a rollforward of the cumulative credit losses recognized in earnings for the three-month period ended September 30, 2009:

Beginning balance, June 30, 2009	$1,352,998
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than- temporary was previously recognized	428,205
-----------
Ending balance, September 30, 2009	$ 1,781,203
===========

10. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	September 30, 2009	December 31, 2008
	-----------------	-----------------
Residential mortgages	$ 163,803,588	$ 156,633,166
Commercial mortgages	116,381,892	91,881,682
Commercial, financial and agricultural	125,929,901	123,596,986
Indirect consumer loans	97,869,378	101,076,153
Consumer loans	101,233,974	91,997,167
	-------------	-------------
	$ 605,218,733	$ 565,185,154
	=============	=============

The following table summarizes the Corporation's non-performing assets:

	September 30, 2009	December 31, 2008
	------------------	-----------------
Non-accrual loans	$ 5,623,756	$ 2,822,115
Troubled debt restructurings	7,171,982	745,926
Accruing loans past due 90 days or more	159,747	975,567
	------------	-----------
Total non-performing loans	$ 12,955,485	$ 4,543,608
Other real estate owned	607,128	323,521
	------------	-----------
Total non-performing assets	$ 13,562,613	$ 4,867,129
	============	===========

Activity in the allowance for loan losses was as follows:

	Nine Months Ended September 30,
	2009	2008
	------	------
Balance at beginning of period	$ 9,105,517	$ 8,452,819
Provision charged to operations	2,075,000	850,000
Loans charged-off	(1,202,225)	(930,687)
Recoveries	188,962	371,954
	------------	------------
Balance at end of period	$ 10,167,254	$ 8,744,086
	============	============

At September 30, 2009 and December 31, 2008, the recorded investment in loans that are considered to be impaired totaled $10,136,772 and $2,690,174, respectively. Included in the September 30, 2009 amount are impaired loans of $2,458,763 for which an impairment allowance has been recognized. The related impairment allowance was $1,134,534. The December 31, 2008 amount includes $1,663,761 of impaired loans with a related impairment allowance of $1,276,359.

11. Components of Quarterly Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	-----	-----	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 219,500	$ 235,072	$ 658,500	$ 538,934
Interest cost on projected benefit obligation	366,500	408,784	1,099,500	1,011,194
Expected return on plan assets	(457,500)	(830,870)	(1,372,500)	(2,026,744)
Amortization of unrecognized transition obligation	-	245	-	599
Amortization of unrecognized prior service cost	22,250	27,256	66,750	66,504
Amortization of unrecognized net loss	310,500	-	931,500	-
	----------	-----------	-----------	------------
Net periodic pension expense (benefit)	$ 461,250	$ (159,513)	$ 1,383,750	$ (409,513)
	==========	===========	===========	============

Supplemental Pension
Service cost, benefits earned during the period	$ 9,013	$ 3,716	$ 22,399	$ 11,149
Interest cost on projected benefit obligation	14,775	14,020	41,186	42,060
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	1	-	3
Amortization of unrecognized net loss	1,809	1,013	5,427	3,038
	----------	-----------	-----------	------------
Net periodic supplemental pension expense	$ 25,597	$ 18,750	$ 69,012	$ 56,250
	==========	===========	===========	============

Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 7,500	$ 7,750	$ 22,500	$ 23,250
Interest cost on projected benefit obligation	18,750	18,500	56,250	55,500
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(23,750)	(24,250)	(71,250)	(72,750)
Amortization of unrecognized net gain	-	(2,000)	-	(6,000)
	----------	-----------	-----------	------------
Net periodic postretirement, medical and life expense	$ 2,500	$ -	$ 7,500	$ -
	==========	===========	===========	============

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
	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	---------	------------	--------	----------	----------	------------
Net interest income	$ 8,533	$ -	$ 1	$ 8,534	$ 24,509	$ -	$ 7	$ 24,516
Provision for loan losses	1,275	-	-	1,275	2,075	-	-	2,075
	--------	-------	-------	--------	--------	-------	-------	--------
Net interest income after provision for loan losses	7,258	-	1	7,259	22,434	-	7	22,441
Other operating income	1,896	2,114	99	4,109	5,629	5,999	316	11,944
Other operating expenses	7,340	1,797	121	9,258	23,207	5,347	446	29,000
	--------	-------	-------	--------	--------	-------	--------	--------
Income before income tax expense	1,814	317	(21)	2,110	4,856	652	(123)	5,385
Income tax expense	498	123	(27)	594	1,288	252	(100)	1,440
	--------	-------	--------	--------	--------	-------	--------	--------
Segment net income	$ 1,316	$ 194	$ 6	$ 1,516	$ 3,568	$ 400	$ (23)	$ 3,945
	========	=======	========	========	========	=======	========	========
Segment assets					$ 959,645	$ 5,825	$ 3,168	$968,638
					========	=======	========	========

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	--------	------------	--------	----------	----------	------------
Net interest income	$ 7,984	$ -	3	$ 7,987	$ 22,565	$ -	$ 14	$ 22,579
Provision for loan losses	425	-	-	425	850	-	-	850
	--------	-------	--------	--------	--------	------	-------	--------
Net interest income after provision for loan losses	7,559	-	3	7,562	21,715	-	14	21,729
Other operating income	2,475	1,614	97	4,186	7,772	5,109	377	13,258
Other operating expenses	6,558	1,436	139	8,133	19,607	4,836	380	24,823
	--------	-------	--------	--------	--------	------	-------	--------
Income before income tax expense	3,476	178	(39)	3,615	9,880	273	11	10,164
Income tax expense	1,173	69	(31)	1,211	3,285	106	(44)	3,347
	--------	-------	--------	--------	--------	------	-------	--------
Segment net income	$ 2,303	$ 109	(8)	$ 2,404	$ 6,595	$ 167	55	$ 6,817
	========	=======	========	========	========	======	=======	========
Segment assets					$852,220	$7,208	$3,292	$862,720
					========	======	=======	========

13. Bank Owned Life Insurance

In conjunction with the Corporation's acquisition of Canton Bancorp, Inc. on May 29, 2009, the Corporation acquired Bank Owned Life Insurance ("BOLI") on certain former key employees and directors of the Bank of Canton. BOLI is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded in other income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and nine-month periods ended September 30, 2009, with comparisons to the comparable periods in 2008, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2009. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings. For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. This FSP was adopted by the Corporation on April 1, 2009. Through the period ended March 31, 2009, the Corporation had recognized cumulative OTTI charges of $959 thousand on a collateralized debt obligation consisting of a pool of trust preferred securities issued by financial institutions. Upon adoption of this FSP, $402 thousand was reversed from the non-credit related portion of the cumulative OTTI charge, recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income by $247 thousand, net of taxes. Following an updated impairment evaluation, an additional $131 thousand OTTI charge to earnings related to the credit loss component of this investment was recognized in the second quarter. Additionally, during the second quarter, it was determined that a second collateralized debt obligation consisting of a pool of trust preferred securities, for which no prior charges to earnings had been recognized, was other-than-temporarily impaired, resulting in a $665 thousand charge to earnings related to the credit loss component of this investment. Upon completion of an updated impairment evaluation in the third quarter, the Corporation recognized an additional $428 thousand charge to earnings related to the credit loss component of these investments.

Financial Condition

Consolidated assets at September 30, 2009 totaled $968.6 million, an increase of $130.3 million or 15.5% since December 31, 2008. As discussed in greater detail below, this increase was due in large part to the Corporation's acquisition of Canton Bancorp, Inc. ("Canton") on May 29, 2009, as well as organic deposit growth, and is reflected principally in a $52.2 million increase in cash and cash equivalents, a $40.0 million increase in loans, net of deferred fees and costs and unearned income, and a $36.6 million increase in investment securities.

As noted above, total loans, net of deferred fees and costs and unearned income increased $40.0 million or 7.1% from December 31, 2008 to September 30, 2009, principally due to the acquisition of Bank of Canton loans which totaled $54.3 million at quarter-end. The most significant growth was in commercial loans (including commercial mortgages), which increased $26.8 million, with $25.1 million of this increase associated with the Canton acquisition. Residential mortgages increased $7.2 million, including Canton mortgages totaling $15.1 million at September 30, 2009. Total consumer loans were up $6.0 million, principally due to an $8.5 million increase in home equity balances, with home equity loans related to the acquisition totaling $11.4 million. Consumer installment loans were down $2.5 million as $2.7 million in acquisition related loans were offset primarily by a reduced level of indirect automobile financing activity. As can be seen from the above, excluding the acquisition of Canton loans, residential mortgages and home equity balances would have decreased approximately $7.9 million and $2.9 million, respectively, due to a slowdown in activity and higher payoffs related to increased refinancing activity in the current low rate environment. Additionally, $11.3 million of newly originated mortgages were sold in the secondary market during the first nine months of this year.

The composition of the loan portfolio is summarized as follows:
	September 30, 2009	December 31, 2008
	------------------	-----------------
Residential mortgages	$163,803,588	$156,633,166
Commercial mortgages	116,381,892	91,881,682
Commercial, financial and agricultural	125,929.901	123,596,986
Indirect Consumer loans	97,869,378	101,076,153
Consumer loans	101,233,974	91,997,167
	-------------	-------------
	$605,218,733	$565,185,154
	=============	=============

The available for sale segment of the securities portfolio totaled $224.9 million at September 30, 2009, an increase of $33.6 million or 17.6% from December 31, 2008. At amortized cost, the available for sale portfolio increased approximately $31.3 million, including approximately $4.8 million of bond balances related to the Canton acquisition, with unrealized appreciation related to the available for sale portfolio increasing $2.3 million. The increase in the available for sale portfolio was principally due to a $16.1 million increase in municipal obligations, as well as increases in corporate bonds and federal agency bonds of $9.2 million and $8.4 million, respectively, offset in part by a $1.5 million decrease in mortgage-backed securities and a $965 thousand decrease in trust preferred securities. During the first nine months of this year, the Corporation purchased approximately $15.9 million of available for sale municipal bonds and acquired $1.4 million in the Canton acquisition. These increases were partially offset by municipal bond maturities and principal payments totaling $1.2 million. The increase in corporate bonds reflects purchases totaling $8.0 million and $1.7 million related to the Canton acquisition, partially offset by a bond maturity. The increase in federal agency bonds reflects purchases during the first nine months of this year totaling approximately $70.4 million and $2.1 million of agency bonds acquired in the Canton acquisition, offset by maturities and calls of approximately $64.1 million. Mortgage-backed securities decreased as paydowns during the first nine months of this year exceeded purchases totaling $21.4 million, while the decrease in trust preferred securities resulted from OTTI write-downs. U.S. Treasury bonds were unchanged as purchases of $5.0 million were offset by the sale of a $5.0 million treasury bond in the first quarter. The increase in unrealized appreciation related to the available for sale portfolio was due in large part to the impact of lower interest rates on bond portfolio values, as well as an increase in unrealized gains on the Corporation's stock portfolio since year-end 2008. The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $3.0 million as purchases of $9.8 million were partially offset by maturities and principal reductions totaling $6.8 million.

As noted above, cash and cash equivalents increased $52.2 million since December 31, 2008. As discussed below, this increase reflects the significant increase in deposits since the beginning of this year related to both the Canton acquisition as well as organic deposit growth. With this growth in deposits exceeding the increase in net loans and securities, interest bearing deposits at other financial institutions increased $50.6 million, with the vast majority of these funds held in an interest bearing account at the Federal Reserve Bank of New York. While we have purchased approximately $130.6 million of securities during the first nine months of this year, we continue to evaluate alternative investments of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Since December 31, 2008, total deposits have increased $137.1 million or 20.9% from $656.9 million to $794.0 million, with $73.1 million of this increase associated with the Canton acquisition, and $64.0 million due to internal deposit growth. Non-interest bearing demand deposits increased $20.7 million, including demand deposit balances at the three offices acquired from Canton totaling $9.3 million. A $116.4 million increase in interest bearing balances was reflected primarily in a $51.5 million increase in time deposits and a $35.6 million increase in insured money market ("IMMA") balances, as well as increases in savings and NOW balances totaling $14.0 million and $15.2 million, respectively. The increase in time deposits includes $50.6 million of time deposits associated with the Canton acquisition, with the increase in insured money market accounts due in part to a $15.1 million increase in public fund balances, as well as a $20.5 million increase in other IMMA balances, including $1.9 million in IMMA deposits related to the Canton acquisition. The increase in savings account balances reflects approximately $8.0 million in savings deposits at the three offices acquired from Canton, as well as an increase in other savings balances of $6.0 million, while the increase in NOW accounts was due principally to a $14.2 million increase in public fund balances and $3.3 million related to the Canton acquisition, partially offset by a $2.3 million decrease in other NOW accounts.

Securities sold under agreements to repurchase decreased $8.4 million due to the payoff of a $10.0 million advance that matured during the second quarter.

A $2.5 million decrease in other liabilities is primarily due to the payment of previously accrued income taxes.

Asset Quality

Non-performing loans at September 30, 2009 totaled $12.956 million as compared to $4.544 million at December 31, 2008, an increase of $8.412 million. This increase was principally due to a $6.426 million increase in troubled debt restructurings, as well as a $2.802 million increase in non-accrual loans. The increase in troubled debt restructurings was due in large part to the fact that during the second quarter commercial loans to one borrower totaling $6.310 million were restructured due to working capital and cash flow difficulties experienced by the borrower. Loans to this borrower carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporations exposure on these loans to $1.463 million. Excluding the guaranteed amount, non-performing loans would total $8.109 million. The increase in non-accrual loans was due in large part to non-accrual commercial loans acquired in the Canton acquisition totaling $1.557 million, as well as a $1.834 million increase in non-accrual residential mortgages, including $136 thousand of non-accrual mortgages acquired from Canton. These increases were principally offset by a $387 thousand decrease in non-accrual consumer installment loans. An $816 thousand decrease in accruing loans 90 days or more past due was primarily due to a $762 thousand decrease in this category of residential mortgage delinquencies as more mortgages were placed in non-accrual status during the first nine months of this year, as well as a $50 thousand decrease in home equity delinquency. An increase in Other Real Estate Owned ("OREO") of $283 thousand includes the addition of two properties acquired in the Canton acquisition totaling $340 thousand.

The following table summarizes the Corporation's non-performing assets:

(dollars in thousands)	September 30, 2009	December 31, 2008
	------------------	-----------------
Non-accrual loans	$ 5,624	$ 2,822
Troubled debt restructurings	7,172	746
Accruing loans past due 90 days or more	160	976
	--------	-------
Total non-performing loans	$ 12,956	$ 4,544
Other real estate owned	607	324
	--------	-------
Total non-performing assets	$ 13,563	$ 4,868
	========	=======

In addition to non-performing loans, as of September 30, 2009, the Corporation has identified commercial loan relationships totaling $15.5 million in potential problem loans, as compared to $10.0 million at December 31, 2008. This increase reflects the addition of $2.5 million of potential problem loans acquired in the Canton acquisition, as well as a $3.0 million increase in other potential problem loans. This increase was principally due to the addition of three commercial relationships totaling $4.9 million following the receipt of financial information indicating a deteriorated financial condition, offset by payoffs and principal reductions on other potential problem loans. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard". Management cannot predict the extent to which economic conditions may worsen, or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at September 30, 2009 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Based upon an analysis of these factors, including the aforementioned increases in non-performing and potential problem loans, and an increase in net consumer loan charge-offs as discussed below, the Corporation elected to expense $1.275 million to the provision for loan losses during the third quarter of this year, an increase of $850 thousand compared to the corresponding period in 2008, with the year-to-date provision expense increasing $1.225 million from $850 thousand in 2008 to $2.075 million this year. At September 30, 2009, the Corporation's allowance for loan losses totaled $10.167 million, resulting in a coverage ratio of allowance to non-performing loans of 78.48%. However, excluding the aforementioned $4.847 USDA guaranteed portion of troubled debt restructurings, the coverage ratio would be 125.40%. At September 30, 2009, the allowance for loan losses to total loans was 1.68%, as compared to 1.61% as of December 31, 2008. The allowance for loan losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans. Net loan charge-offs for the first nine months of 2009 totaled $1.013 million compared to $559 thousand during the first nine months of last year. This increase was principally due to a $458 thousand increase in net consumer loan charge-offs as well as a $14 thousand increase in residential mortgage charge-offs, partially offset by an $18 thousand improvement in net commercial loan charge-offs.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Nine Months Ended September 30,
	---------------------------
	2009	2008
	--------	--------
Balance at beginning of period	$ 9,105	$ 8,453
Charge-offs:
Commercial, financial and agricultural	(24)	(249)
Commercial mortgages	-	-
Residential mortgages	(14)	-
Consumer loans	(1,164)	(682)
	--------	--------
Total	(1,202)	(931)
	--------	--------
Recoveries:
Commercial, financial and agricultural	60	267
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	129	105
	--------	--------
Total	189	372
	--------	--------
Net charge-offs	(1,013)	(559)
Provision charged to operations	2,075	850
	--------	--------
Balance at end of period	$ 10,167	$ 8,744
	========	========

Results of Operations

Third Quarter of 2009 vs. Third Quarter of 2008

Net income for the third quarter of 2009 totaled $1.516 million as compared to third quarter 2008 net income of $2.404 million, with earnings per share decreasing from $0.67 per share to $0.42 per share. This decrease in third quarter net income was due in large part to an $850 thousand increase in the provision for loan losses and other-than-temporary impairment charges on trust preferred securities pools totaling $428 thousand, as well as an increase in operating expenses, partially offset by increases in net interest income and other non-interest income, excluding OTTI charges.

Net interest income increased $548 thousand or 6.9% from $7.987 million during the third quarter of 2008 to $8.535 million during the third quarter of 2009, while the net interest margin decreased 25 basis points to 3.82%. The increase in net interest income resulted principally from an increase in average earning assets and a 77 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an 84 basis point decrease in the average yield on earning assets. As compared to the third quarter of last year, average earning assets increased $106.6 million or 13.7%, with average fed funds sold and interest bearing deposits increasing $62.0 million, average investment securities up $6.9 million and average loans increasing $37.6 million. The increase in average loans was due to loans related to the May 2009 Canton acquisition, which averaged $56.0 million during the third quarter of this year, while investment securities acquired in this acquisition averaged $4.8 million during the quarter. The increase in average fed funds sold and interest bearing deposits reflects the increase in liquidity associated with a significant increase in average deposits. While on average, earning assets increased 13.7%, total interest and dividend income was down $253 thousand or 2.2%, as the average yield on earning assets declined 84 basis points to 5.09%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $105.8 million or 13.9% compared to third quarter 2008 averages, due to a $133.6 million increase in average deposits, offset by $27.8 million decrease in other borrowed funds. Approximately $74.0 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $22.2 million, while average interest-bearing deposits increased $111.4 million. The increase in average interest-bearing deposits was reflected primarily in higher average time and insured money market deposits of $49.8 million and $36.7 million, respectively. Additionally, average savings and NOW account balances increased $18.2 million and $6.5 million, respectively. The decrease in average other borrowings was due to a $17.8 million decrease in average short term borrowings under the Corporation's line of credit with the FHLB and a $10.0 million decrease in securities sold under agreements to repurchase. While total interest-bearing liabilities increased $83.5 million or 13.9%, interest expense decreased $801 thousand or 22.0%, as the average cost of interest-bearing liabilities decreased 77 basis points from 2.41% to 1.64%.

As discussed more fully under the "Asset Quality" section of this report, the $850 thousand increase in the provision for loan losses as compared to the third quarter of 2008 was primarily due to increases in non-performing and potential problem loans, as well as higher net consumer loan charge-off's, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the third quarter of 2009 compared to the third quarter of last year decreased $77 thousand or 1.8%, due primarily to the above mentioned impairment charges. The impairment charges are related to two collateralized debt obligations consisting of pools of trust preferred securities issued by financial institutions. One of these investments was initially determined to be OTTI during the fourth quarter of 2008, with impairment charges of $803 thousand recognized during the fourth quarter of 2008, and additional impairment charges of $156 thousand and $131 thousand recognized in the first and second quarters of this year, respectively. Following an updated impairment evaluation in the third quarter, an additional $312 thousand impairment charge to earnings was recognized on this investment. A second trust preferred pool was initially determined to be OTTI in the second quarter of this year resulting in a $665 thousand impairment charge to earnings being recognized in that quarter. Following an updated third quarter impairment analysis, an additional $116 thousand impairment charge was recognized on this investment. While we continue to receive all contractual payments on these investments, the impairment charges are based upon discounted cash flow analysis with several factors considered, including higher defaults and deferrals by the issuers of the underlying securities, assumed future default rates, downgrades by rating agencies and the continued weakness in the U.S. economy, and the financial services sector in particular. Excluding the impairment charges, all other non-interest income increased $351 thousand or 8.4%, principally due to a $500 thousand increase in Trust and Investment Center fee income, as well as increases in check card interchange fee income and service charges on deposit accounts totaling $170 thousand and $91 thousand, respectively. The increase in Trust and Investment Center fee income was in large part due to higher estate fee accruals. These increases were somewhat offset principally by a $390 thousand decrease in credit card merchant earnings due to the sale of the Corporation's credit card merchant processing business in the fourth quarter of 2008. This decrease was however offset by a $388 thousand reduction in processing expenses related to this business.

Third quarter 2009 operating expenses increased $1.125 million or 13.8% from the comparable period last year, due in large part to a $657 thousand increase in pension and other employee benefits, a $310 thousand increase in salaries and wages, a $262 thousand increase in FDIC insurance costs and a $93 thousand increase in net occupancy costs. The increase in pension and other employee benefits was principally due to a $621 thousand increase in periodic pension expense due in large part to a decrease in the fair value of plan assets during 2008, impacted by the overall market decline, while the increase in salaries and wages reflects merit increases over the past year as well as the addition to staff resulting from the Canton acquisition. The increase in net occupancy costs is also largely related to this acquisition. These increases were somewhat offset primarily by the above mentioned $388 thousand decrease in credit card merchant processing costs.

A $617 thousand decrease in income tax expense and the decrease in the effective tax rate from 33.5% in the third quarter of 2008 to 28.2% in the third quarter of this year resulted from a decrease in pre-tax income as well as an increase in the relative percentage of tax-exempt income to pre-tax income.

Year-To Date 2009 vs. Year-To-Date 2008

Net income for the nine-month period ended September 30, 2009 totaled $3.945 million, a decrease of $2.872 million compared to the corresponding period in 2008. Earnings per share decreased from $1.90 per share to $1.10 per share. This decrease in year over year net income was significantly impacted by OTTI charges totaling $1.380 million, one-time costs related to the Canton acquisition totaling $1.250 million, a $1.225 million increase in the provision for loan losses and a second quarter $439 thousand special FDIC assessment. The after-tax impact on net income of these items totaled approximately $2.633 million or $0.73 per share.

Net interest income increased $1.937 million or 8.6%, with the net interest margin decreasing 10 basis point to 3.91%. This improvement in net interest income resulted from an increase in average earning assets and a 86 basis point decrease in the average cost of interest-bearing liabilities, offset to some extent by a 76 basis point decrease in the average yield on earning assets. As compared to the first nine months of last year, average earning assets increased $86.1 million or 11.5%, with average fed funds sold and interest bearing deposits up $43.3 million, and average loans and securities increasing $22.9 million and $19.9 million, respectively. Approximately $25.9 million of the increase in average loans was related to the Canton acquisition. While on average, earning assets increased 11.5%, total interest and dividend income was down $890 thousand or 2.6%, as the average yield on earning assets decreased 76 basis points to 5.30%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $85.2 million or 11.6% compared to year-to-date 2008 averages, due to an increase in average deposits of $90.2 million, partially offset by a $5.0 million decrease in average other borrowed funds. Approximately $33.8 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $16.7 million, while average interest-bearing deposits increased $73.5 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $31.0 million and $21.6 million, respectively. Additionally, average savings and NOW account balances increased $15.3 million and $5.6 million, respectively. The decrease in average other borrowings was due to a $15.6 million decrease in average short term borrowings under the Corporation's line of credit with the FHLB, somewhat offset by a $10.6 million increase in average securities sold under agreements to repurchase. While average interest-bearing liabilities increased $68.5 million or 11.9%, interest expense decreased $2.827 million or 24.6%, as the average cost of interest-bearing liabilities decreased 86 basis points from 2.66% to 1.80%.

As discussed more fully under the "Asset Quality" section of this report, a $1.225 million increase in the provision for loan losses as compared to the first nine months of 2008 was principally due to an increase in non-performing and potential problem loans, as well as higher net consumer loan charge-off's, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income for the first nine months of 2009 was $1.314 million or 9.9% lower than the comparable period last year. This decrease was due in large part to the aforementioned $1.380 million increase in OTTI charges recognized on two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. With the exception of these OTTI charges, all other non-interest income was up $66 thousand or 0.5%, principally due to an $890 thousand increase in Trust and Investment Center fee income and a $258 thousand increase in check card interchange fee income, as well as a $163 thousand increase in gains and fee income recognized on the sale of residential mortgages. These increases were somewhat offset primarily by a $1.060 million decrease in credit card merchant earnings resulting from the sale of the Corporation's credit card merchant processing business in the fourth quarter of 2008, as well as a $109 thousand decrease in revenue from the Corporation's equity investment in Cephas Capital Partners, LP.

Operating expenses for the first nine months of this year increased $4.177 million or 16.8%, with $1.250 million of this increase related to the above mentioned one-time costs associated with the Canton acquisition, and the second quarter 2009 $439 thousand special FDIC assessment. Other items having the greatest impact on the total expense increase include a $2.001 million increase in pension and other employee benefits, a $787 thousand increase in salaries and wages, a $709 thousand increase in regular quarterly FDIC premiums and a $214 thousand increase in net occupancy costs. The increase in pension and other employee benefits was principally due to a $1.793 million increase in periodic pension expense and a $149 thousand increase in health insurance expense. The increase in salaries and wages was principally due to merit increases over the past year, as well as additions to staff from the Manufacturers and Traders Trust Company ("M&T") branch acquisition in March of last year and the Canton acquisition in May of this year, while the increase in net occupancy costs was also principally related to those acquisitions. The above increases were partially offset by a $1.049 million decrease in credit card merchant processing costs as well as a $194 thousand decrease in amortization of intangible assets, as during the first quarter of 2008 the Corporation had accelerated the amortization of the intangible asset related to the purchase of trust relationships from Partners Trust Bank in light of the closing of a large account during that quarter.

The $1.907 million decrease in income tax expense and the decrease in the effective tax rate from 32.9% for the first nine months of 2008 to 26.7% for the first nine months of this year were primarily due to a decrease in pre-tax income, as well as an increase in the relative percentage of tax-exempt income to pre-tax income.

Average Consolidated Balance Sheet and Interest Analysis (dollars in thousands)
	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008			Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$582,539	$26,882	6.17%	$559,629	$27,613	6.59%	$607,864	$9,349	6.10%	$570,252	$9,271	6.47%
Taxable securities	171,461	5,398	4.21%	165,801	5,798	4.67%	173,285	1,682	3.85%	184,739	2,139	4.61%
Tax-exempt securities	35,361	824	3.12%	21,140	586	3.70%	43,381	309	2.83%	24,998	220	3.51%
Federal funds sold	646	1	0.25%	3,858	68	2.35%	-	-	-	130	1	1.72%
Interest-bearing deposits	47,627	88	0.25%	1,114	18	2.10%	62,486	39	0.25%	343	1	1.68%
Total earning assets	837,634	33,193	5.30%	751,542	34,083	6.06%	887,016	11,379	5.09%	780,462	11,632	5.93%

Non-earning assets:
Cash and due from banks	21,753			24,406			21,681			25,180
Premises and equipment, net	25,203			23,474			25,546			23,647
Other assets	32,757			35,545			35,082			37,826
Allowance for loan losses	(9,241)			(8,514)			(9,266)			(8,551)
AFS valuation allowance	5,065			6,033			5,299			1,718
Total	$913,171			$832,486			$965,358			$860,282

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	46,124	60	0.17%	40,565	188	0.62%	48,580	17	0.14%	42,060	60	0.57%
Savings and insured money market deposits	238,340	1,066	0.60%	192,033	1,640	1.14%	254,952	330	0.51%	199,981	514	1.02%
Time deposits	280,932	5,352	2.55%	259,343	7,235	3.73%	306,624	1,790	2.32%	256,790	2,168	3.36%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	80,295	2,199	3.66%	85,275	2,441	3.82%	75,899	707	3.70%	103,696	903	3.46%
Total interest-bearing liabilities	645,691	8,677	1.80%	577,216	11,504	2.66%	686,055	2,844	1.64%	602,527	3,645	2.41%

Non-interest-bearing liabilities:
Demand deposits	171,452			154,751			181,587			159,355
Other liabilities	11,561			11,275			12,389			10,505
Total liabilities	828,704			743,242			880,031			772,387
Shareholders' equity	84,467			89,244			85,327			87,895
Total	$913,171			$832,486			$965,358			$860,282
Net interest income		$24,516			$22,579			$8,535			$7,987
Net interest rate spread			3.50%			3.40%			3.45%			3.52%
Net interest margin			3.91%			4.01%			3.82%			4.07%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):
	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008			Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
	-------	-----	-----	------	-----	-----
Interest and dividends earned on:
Loans	1,091	(1,822)	(731)	608	(530)	78
Taxable securities	191	(591)	(400)	(125)	(332)	(457)
Tax-exempt securities	343	(105)	238	138	(49)	89
Federal funds sold	(33)	(34)	(67)	(1)	-	(1)
Interest-bearing deposits	99	(29)	70	40	(2)	38

Total earning assets	3,652	(4,542)	(890)	1,497	(1,750)	(253)

Interest paid on:
Demand deposits	23	(151)	(128)	8	(51)	(43)
Savings and insured money market deposits	331	(905)	(574)	117	(301)	(184)
Time deposits	561	(2,444)	(1,883)	374	(752)	(378)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(140)	(102)	(242)	(254)	58	(196)

Total interest-bearing liabilities	1,243	(4,070)	(2,827)	462	(1,263)	(801)

Net interest income	2,409	(472)	1,937	1,035	(487)	548
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At September 30, 2009, the Corporation maintained a $175.8 million line of credit with the FHLB, as compared to $165.7 million at September 30, 2008.

During the first nine months of 2009, cash and cash equivalents increased $52.2 million compared to a decrease of $1.9 million during the first nine months of last year. In addition to cash provided by operating activities, other major sources of cash during the first nine months of 2009 included proceeds from sales, maturities and principal reductions on securities totaling $101.0 million, a $64.7 million increase in deposits and an $18.4 million decrease in loans. Proceeds from the above were used principally to fund purchases of securities totaling $130.7 million, an $8.4 million reduction in securities sold under agreements to repurchase and $7.7 million to purchase Canton Bancorp, Inc. In this transaction, the Corporation acquired approximately $59.0 million of loans, $10.5 million in cash and cash equivalents, $5.5 million of securities and other assets totaling approximately $4.8 million, and assumed deposits and other liabilities totaling $71.7 million and $553 thousand, respectively. Other significant uses of cash during the first nine months of this year included the payment of cash dividends in the amount of $2.6 million and purchases of fixed assets totaling $1.5 million.

In addition to cash provided by operating activities, a major source of cash in the first nine months of 2008 was the net cash received in the M&T branch acquisition totaling $43.5 million. The major factors netting to this included cash received for the deposits assumed totaling $64.6 million, which was offset primarily by the purchase of $12.6 million of loans, the payment of an $8.4 million premium for the deposits assumed, and the purchase of fixed assets totaling $120 thousand. Other primary sources of cash during the first nine months of 2008 included proceeds from maturities and principal payments on securities totaling $59.2 million, a $33.6 million increase in securities sold under agreements to repurchase, a $19.6 million increase in other deposits and $1.8 million in net redemptions of FHLB and Federal Reserve Bank stock. Proceeds from the above were used primarily to fund purchases of securities totaling $99.7 million, a $41.3 million net reduction of FHLB advances, a $25.9 million net increase in loans, payment of cash dividends totaling $2.6 million and the purchase of fixed assets in the amount of $2.5 million.

As of September 30, 2009, the Corporation's consolidated leverage ratio was 7.91%. The Tier I and Total Risk Adjusted Capital ratios were 11.36% and 12.94%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first nine months of 2009, the Corporation declared cash dividends of $0.75 per share, unchanged from the dividends declared during the first nine months of 2008.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 19, 2008, the Corporation's Board of Directors authorized the repurchase of up to 90,000 shares over a one year period, either through open market or privately negotiated transactions. During the first nine months of 2009, the Corporation purchased 5,300 shares at an average price of $19.76 per share. As of September 30, 2009, a total of 14,436 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first nine months of 2009, 26,381 shares were re-issued from treasury to fund the stock component of directors' 2008 compensation, the stock component of an executive officer's 2008 bonus, a distribution under the Corporation's directors' deferred compensation plan and funding for the Corporation's profit sharing, savings and investment plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At September 30, 2009, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.57% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 0.99%. Both are within the Corporation's policy guideline of 15% established by ALCO.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At September 30, 2009, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 12.58% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.96%. Both are within the established tolerance limit of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first nine months of 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2009.

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
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	7/1/09-7/31/09	-	$ -	-	76,569
	8/1/09-8/31/09	1,000	20.25	1,000	75,569
	9/1/09-9/30/09	5	20.00	5	75,564
		-------	------	------	-------
	Quarter ended 9/30/09	1,005	$20.25	1,005	75,564
		======	======	======	=======

(1) On November 19, 2008, the Corporation announced that its Board of Directors had authorized the repurchase of up to 90,000 shares, or approximately 2.6% of the Corporation's then outstanding common stock over a twelve month period, expiring November 19, 2009. This program replaced the share repurchase program that had been approved in November of 2006, and expired in November 2008. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. All 1,005 of the shares refererred to were privately negotiated transactions.

PART II.	OTHER INFORMATION
ITEM 6.	EXHIBITS
The Corporation files herewith the following exhibits:
3.1 Amended and Restated Bylaws of the Registrant, as amended to October 21, 2009.
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

CHEMUNG FINANCIAL CORPORATION
DATE:	November 9, 2009	/s/ Ronald M. Bentley
Ronald M. Bentley
President & CEO

DATE:	November 9, 2009	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & CFO

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING September 30, 2009

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

3.1 Amended and Restated Bylaws of the Registrant, as amended to October 21, 2009.

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