Form 10-K
period 2009-12-31
CHEMUNG FINANCIAL CORP
filed 2010-03-15
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ ] NO [ ]

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
Large accelerated filer	[ ]	Non-accelerated filer	[X]
Accelerated filer	[ ]	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [X]

Based upon the closing price of the registrant's Common Stock as of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was $38,151,088.

As of February 28, 2010 there were 3,527,135 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

====================================================================================

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

===========================================2=========================================

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

The Securities and Exchange Commission (the "SEC") maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation. You may also read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F St., NE, Washington, D.C. 20549. You may obtain information concerning the operation of the Public Reference Room by calling 1-800-SEC-0330. In addition, we maintain a corporate web site at www.chemungcanal.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and filed with the SEC. These items are available as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. These materials are also available free of charge by written request to: Jane H. Adamy, Senior Vice President and Secretary, Chemung Canal Trust Company, One Chemung Canal Plaza, Elmira, NY 14901.

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

==========================================3==========================================
For additional information, which focuses on the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2009.

Market Area and Competition

Seven of the Bank's 23 full-service offices, including the main office, are located in Chemung County, New York. The Bank has thirteen full-service offices located in the adjacent counties of Broome, Schuyler, Steuben, Tioga and Tompkins, with a Trust and Investment Center located in Herkimer County within New York State and 3 full-service offices located in Bradford County, Pennsylvania. The Corporation defines its primary market areas as those areas within a 25-mile radius of its offices in Broome, Chemung, Herkimer, Steuben, Schuyler, Tioga and Tompkins counties, including the northern tier of Pennsylvania. The Bank's lending policy restricts substantially all lending efforts to these geographical regions.

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

Competition for the Bank's Trust Department investment services comes primarily from brokerage firms and independent investment advisors. These firms devote much of their considerable resources toward gaining larger positions in these markets. The market value of the Bank's trust assets under administration totaled approximately $1.6 billion at year-end 2009. The Trust and Investment Division is responsible for the largest component of non-interest revenue.

Supervision and Regulation

The Corporation is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Corporation generally may engage in the activities permissible for a bank holding company, which include banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Because the Corporation also has elected financial holding company status, it may also engage in a broader range of activities that are determined by the Federal Reserve and the Secretary of the Treasury to be financial in nature or incidental to financial activities or activities that are determined by the Federal Reserve Board to be complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Bank is chartered under the laws of New York State and is supervised by the New York State Banking Department ("NYSBD"). The Bank also is a member bank of the Federal Reserve System and, therefore, the Federal Reserve Board serves as its primary federal regulator.

CFS Group, Inc. is subject to supervision by other regulatory authorities as determined by the activities in which it is engaged. Insurance activities are supervised by the New York State Insurance Department, and brokerage activities are subject to supervision by the SEC and the Financial Industry Regulatory Authority ("FINRA").

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the

=========================================4==========================================

minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. As of December 31, 2009, the Corporation's leverage ratio was 7.89%, its ratio of Tier 1 capital to risk-weighted assets was 11.61% and its ratio of qualifying total capital to risk-weighted assets was 13.22%. The Federal Reserve Board has not advised the Corporation that it is subject to any special capital requirements.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation. As of December 31, 2009, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 7.55%, its ratio of Tier 1 capital to risk-weighted assets was 11.12%, and its ratio of qualifying total capital to risk-weighted assets was 12.73%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation. Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSBD if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2009, approximately $2.0 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2009. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the Federal Deposit Insurance Corporation (the "FDIC") and are subject to the deposit insurance premium assessments of the Deposit Insurance Fund ("DIF"). The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. For institutions such as the Bank that do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. The assessment rate may, therefore, change after any of these measurements change.

On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning January 1, 2011. At least semi-annually thereafter, the FDIC will update its loss and income projections for the DIF and, if necessary to achieve its target reserve ratio, will change assessment rates via a rulemaking that will include a public notice and comment period. On September 30, 2009, the FDIC also collected an emergency special assessment of 20 basis points in addition to its regular risk-based assessment.

Effective November 17, 2009, the FDIC also amended its regulations to require all insured institutions to prepay their risk-based deposit insurance assessments for the fourth quarter of 2009 and all of 2010, 2011, and 2012. These prepayments were collected on December 30, 2009, along with each institution's regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017. The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution. The FICO assessment rate

=========================================5==========================================

for the first quarter of 2010, due December 30, 2009, was 1.060% of insured deposits.

The Federal Deposit Insurance Reform Act of 2005 also gave a credit to all insured depository institutions to be used as an offset to the institutions' assessments. The Bank received a $598,000 credit, which entirely offset its 2007 and partially offset its 2008 deposit insurance settlement. Due to the full utilization of the credit in 2008, the systemic increase in deposit insurance assessments and the emergency special assessment, the Bank will be subject to increased deposit premium expenses in future periods.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program ("TLGP"), which provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000. Participating institutions will be assessed a $0.10 surcharge per $100 of deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies. The Bank and the Corporation have elected to opt in to both portions of the TLGP.

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

Under the Gramm-Leach-Bliley Act ("GLB Act"), all financial institutions, including the Corporation, the Bank and CFS Group, Inc. are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act ("FCRA"), as amended by the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act"), includes many provisions concerning national credit reporting standards and permits customers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. FCRA also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable that those generally available. The Federal Reserve Board and the Federal Trade Commission ("FTC") have extensive rulemaking authority under the FACT Act, and the Corporation and the Bank are subject to the rules that have been promulgated by the Federal Reserve Board and FTC thereunder, including recent rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate the risk of identity theft through red flags. The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and FCRA.

The GLB Act and FCRA also impose requirements regarding data security and the safeguarding of customer information. The Bank is subject to the Interagency Guidelines Establishing Information Security Standards (Security Guidelines), which implement section 501(b) of the GLB Act and section 216 of the FACT Act. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity and the proper disposal of customer information. The Bank believes it is in compliance with all such standards.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries

========================================6===========================================

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. The EESA authorized the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Corporation did not originate or invest in sub-prime assets and, therefore, has not participated in the sale of any of our assets into these programs. EESA also increased the FDIC deposit insurance limit for most accounts from $100,000 to $250,000 through December 31, 2009; this increase was extended to December 31, 2013 by the Helping Families Save Their Homes Act of 2009, which was signed into law on May 20, 2009.

On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), the U.S. Treasury committed to making $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury receives warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions are required to adopt the U.S. Treasury's standards for executive compensation and

==========================================7=========================================

corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the "ARRA" or "Stimulus Bill"), which was signed into law on February 17, 2009. The Corporation chose not to participate in the TARP Capital Purchase Program.

Employees

As of December 31, 2009, the Corporation and its subsidiaries employed 327 persons on a full-time equivalent basis. None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

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

Investment Portfolio

The following table sets forth the carrying amount of available for sale and held to maturity investment securities at the dates indicated (in thousands of dollars):

	December 31,
	2009	2008	2007
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 84,621	$ 61,543	$ 81,943
Mortgage-backed securities, residential	93,945	102,933	56,285
Obligations of states and political subdivisions	44,284	24,859	17,963
Corporate bonds and notes	12,185	1,750	2,359
Trust preferred securities	2,261	3,285	2,083
Corporate stocks	5,847	5,324	9,168
Total	$243,143	$199,694	$169,801

Included in the above table are $230,984, $191,255 and $165,321 (in thousands of dollars) of securities available for sale at December 31, 2009, 2008 and 2007, respectively. Also included in the above table are $12,160, $8,439 and $4,480 (in thousands of dollars) of securities held to maturity at December 31, 2009, 2008 and 2007, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2009 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security). Federal tax equivalent adjustments have not been made in calculating yields on municipal obligations (in thousands of dollars):
	Maturing
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 54,164	2.38%	$ 20,511	2.37%
Mortgage-backed securities, residential	5,567	3.56%	88,145	4.23%
Obligations of states and political subdivisions	10,581	2.45%	20,491	2.80%
Corporate bonds and notes	707	2.21%	11,478	4.40%
Trust preferred securities	-	-	-	-
Total	$ 71,019	2.48%	$140,625	3.76%

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 9,946	3.40%	$ -	-
Mortgage-backed securities, residential	-	-	233	3.16%
Obligations of states and political subdivisions	13,012	3.36%	200	5.90%
Corporate bonds and notes	-	-	-	-
Trust preferred securities	-	-	2,261	6.08%
Total	$ 22,959	3.38%	$ 2,694	5.87%

=========================================8==========================================

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years, net of deferred origination fees and costs, and unearned income (in thousands of dollars):

	December 31,
	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$121,234	$123,857	$131,219	$138,338	$140,781
Commercial mortgages	120,913	91,882	70,632	54,666	41,571
Residential mortgages	162,087	156,150	159,087	133,286	97,199
Indirect consumer loans	92,902	99,723	89,609	65,853	59,676
Consumer loans	96,467	91,137	86,572	83,733	78,522
Net deferred origination fees and costs, and unearned income	2,250	2,436	2,403	1,788	936
Total	$595,853	$565,185	$539,522	$477,664	$418,685

The following table shows the maturity of loans (excluding residential mortgages, indirect consumer, and consumer loans) outstanding as of December 31, 2009. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$52,308	$57,431	$132,408	$242,147
Loans maturing after one year with:
Fixed interest rates	N/A	$29,445	$ 14,015	$ 43,460
Variable interest rates	N/A	27,986	118,393	146,379
Total	N/A	$57,431	$132,408	$189,839

Loan Concentrations

At December 31, 2009, the Corporation had no loan concentrations to borrowers engaged in the same or similar industries that exceed 10% of total loans.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios. Management's methodology followed in evaluating the allowance for loan losses includes a detailed analysis of historical loss factors for pools of similarly graded loans, as well as specific collateral reviews of relationships graded special mention, substandard or doubtful with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the evaluation of collateral. In addition, management has formally documented factors considered in determining the appropriate level of unallocated allowance, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends. Beginning in 2007, these amounts, which had previously been shown as unallocated, have been included in the allocated portion of the loan categories to which they relate. The following table summarizes the Corporation's allocation of the loan loss allowance for each year in the five-year period ended December 31, 2009:
	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2009	%	2008	%	2007	%	2006	%	2005	%
Commercial, financial and agricultural	$3,133	20.3	$3,854	21.9%	$3,955	24.3	$4,122	29.0	$2,990	33.7
Commercial mortgages	3,073	20.3	3,058	16.2%	3,113	13.1	2,473	11.4	3,530	10.0
Residential mortgages	1,125	27.3	753	27.7%	479	29.6	214	28.0	342	23.3
Consumer loans	2,636	32.1	1,441	34.2%	906	33.0	574	31.6	846	33.0
	9,967	100.0	9,106	100.0	8,453	100.0	7,383	100.0	7,708	100.0
Unallocated	-	N/A	-	N/A	-	N/A	600	N/A	2,070	N/A
Total	$9,967	100.0	$9,106	100.0	$8,453	100.0	$7,983	100.0	$9,778	100.0

The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

===========================================9========================================

Deposits

The average daily amounts of deposits and rates paid on such deposits is summarized for the periods indicated in the following table (in thousands of dollars):
	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$176,305	-%	$156,191	- %	$146,379	- %
Interest-bearing demand deposits	47,250	0.17%	41,282	0.60%	37,551	0.36%
Savings and insured money market deposits	245,425	0.58%	195,602	1.08%	164,288	1.78%
Time deposits	283,408	2.44%	256,661	3.57%	244,343	4.44%
	$752,388		$649,736		$592,561

Scheduled maturities of time deposits at December 31, 2009 are summarized as follows (in thousands of dollars):

2010	$208,698
2011	44,416
2012	16,165
2013	7,163
2014	5,947
Thereafter	78
$282,467

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2009 are summarized as follows (in thousands of dollars):

3 months or less	$ 28,068
Over 3 through 6 months	16,587
Over 6 through 12 months	25,056
Over 12 months	18,898
$ 88,609

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2009	2008	2007
Return on average assets	0.56%	1.00%	0.95%
Return on average equity	6.13%	9.36%	8.58%
Dividend payout ratio	67.30%	42.07%	47.02%
Average equity to average assets ratio	9.19%	10.65%	11.03%
Year-end equity to year-end assets ratio	9.23%	9.90%	11.17%

Short-Term Borrowings

For each of the three years in the period ended December 31, 2009, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank ("FHLB") Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is included in notes 9 and 10 to the consolidated financial statements appearing elsewhere in this report.

ITEM 1A. RISK FACTORS

The Corporation's business is subject to many risks and uncertainties. Although the Corporation seeks ways to manage these risks and develop programs to control those that management can, the Corporation ultimately cannot predict the extent to which these risks and uncertainties could affect results. Actual results may differ materially from management's expectations. The material risks and uncertainties that management believes affect the Corporation are discussed below.

Deterioration in local and national economic conditions and variations in interest rates may negatively affect our financial performance. The results of operations for financial institutions, including the Corporation, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. The national and global economic and credit markets continue to

=========================================10=========================================

experience high levels of volatility and disruption which are particularly acute in the financial sector and may depress overall the market value of financial institutions, limit access to capital, or have a materially adverse effect on the financial condition or results of operations of banking companies in general, including the Corporation. Although the Corporation remains well capitalized, the possible duration and severity of the adverse economic cycle is unknown and may increase the Corporation's exposure to these risks.

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

Our lending exposes us to the risk of losses upon borrower default. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Loans originated by the Bank can be either secured or unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Bank has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Bank's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Bank's business, financial condition, results of operations or liquidity. For further information regarding asset quality, see Part II, Item 7, "Management of Credit Risk-Loan Portfolio" and "Asset Quality."

We may become subject to future litigation which could adversely affect our financial condition. Neither the Corporation nor its subsidiaries are a party to any material pending legal proceedings. If in the future any legal action is determined adversely to the Corporation, or if any legal action resulted in the Corporation paying a substantial settlement, then such adverse determination or settlement may have a material adverse effect on the Corporation's financial condition.

Our growth strategy may not prove to be successful and our market value and profitability may suffer. As part of the Corporation's strategy for continued growth, we may open additional branches. New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that additional branches are opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse affect on the Corporation's levels of net income, return on average equity and return on average assets.

In addition, the Corporation may acquire banks and related businesses that it believes provide a strategic fit with its business. To the extent that the Corporation grows through acquisitions, it cannot provide assurance that such strategic decisions will be accretive to earnings.

Strong competition within our industry and market area could hurt our performance and slow our growth. The Corporation faces substantial competition in all phases of its operations from a variety of different competitors. Future growth and success will depend on the ability to compete effectively in this highly competitive environment.

==========================================11=========================================

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

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. The financial services industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not creditors or shareholders. As a financial holding company, the Corporation is also subject to extensive regulation by the Federal Reserve, in addition to other regulatory organizations. The ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and the Corporation cannot predict the ultimate effect of such changes, which could have a material adverse effect on profitability or financial condition. For further information, see Part I, Item 1, "Supervision and Regulation."

We continually encounter technological change and the failure to understand and adapt to these changes could hurt our business. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Corporation's future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. There can be no assurance that the Corporation will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to customers.

We are subject to security and operational risks relating to our uses of technology. Despite instituted safeguards, the Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, NY, 22 full-service branch locations and one representative office situated in a seven-county area, owned office space adjacent to the Bank's main office in Elmira, NY and twelve off-site automated teller facilities (ATMs), nine of which are located on leased property. The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district. The main office consists of approximately 59,342 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 58,597 square feet entirely occupied by the Bank. The combined square footage of the 22 branch banking facilities totals approximately 110,836 square feet. The office building adjacent to the main office was acquired during 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased. The leased automated teller facility spaces total approximately 435 square feet.

=========================================12==========================================

The Bank operates six of its facilities (Bath, Binghamton, Community Corners, Oakdale Mall, Tioga and Vestal Offices) and nine automated teller facilities (four Byrne Dairy Food Stores, Convenient Food Mart, Elmira/Corning Regional Airport, General Revenue Corp., Ithaca College and Quality Beverage) under lease arrangements. The rest of its offices, including the main office and the adjacent office building, are owned by the Bank. All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiaries are a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2009.

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

Market Prices During Past Two Years (dollars)

	2009	2008
1st Quarter	$15.00 - $22.00	$24.35 - $28.25
2nd Quarter	$17.25 - $23.00	$25.50 - $28.25
3rd Quarter	$18.75 - $21.25	$22.15 - $26.30
4th Quarter	$19.55 - $23.00	$19.55 - $25.10

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last two years:

Dividends Paid Per Share During Past Two Years

	2009	2008
January	$0.25	$0.25
April	0.25	0.25
July	0.25	0.25
October	0.25	0.25
	$1.00	$1.00

The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2009, approximately $2.0 million was available for the declaration of dividends from the Bank to the Corporation.

As of February 26, 2010 there were 557 registered holders of record of the Corporation's stock.

=============================================13======================================

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2009:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/09-10/31/09	-	$ -	-	75,564
11/1/09-11/18/09	2007	$20.72	2007	73,557
11/19/09-11/30/09 (1)	100	$22.50	100	89,900
12/1/09-12/31/09	371	$20.50	371	89,529
Quarter ended 12/31/09	2,478	$20.76	2,478	89,529

(1) On November 18, 2009, the Corporation announced that its Board of Directors had authorized the repurchase of up to 90,000 shares, or approximately 2.6% of the Corporation's then outstanding common stock over a twelve month period, expiring November 18, 2010. This program replaced the share repurchase program that had been approved in November of 2008, and expired in November 2009. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. Of the above 2,478 total shares repurchased by the Corporation, 2,478 shares were repurchased through direct transactions.

STOCK PERFORMANCE GRAPH

cfcgraph10k.jpg

The above graph compares the yearly change in the cumulative total shareholder return on the Corporation's common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $500M - $1B Bank Index for the period of five years commencing December 31, 2004.
	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Chemung Financial Corporation	100.00	97.26	104.05	94.11	69.07	75.18
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

===========================================14========================================

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation's common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2004.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the years ended December 31, 2005, 2006, 2007, 2008 and 2009. The selected financial data is derived from our audited consolidated financial statements.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.
SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2009	2008	2007	2006	2005
Total assets	$975,919	$838,318	$788,874	$739,050	$718,039
Loans, net of deferred fees and costs, and unearned income	595,853	565,185	539,522	477,664	418,685
Investment Securities	243,143	199,694	169,801	191,696	241,566
Federal Home Loan Bank and Federal Reserve Bank stock	3,281	3,155	5,902	3,605	5,356
Deposits	801,063	656,909	572,600	585,092	524,937
Securities sold under agreements to repurchase	54,263	63,413	31,212	35,024	60,856
Federal Home Loan Bank Advances	20,000	20,000	82,400	27,900	40,800
Shareholders' equity	90,086	83,007	88,115	82,298	81,178

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2009	2008	2007	2006	2005
Net interest income	$33,155	$30,668	$25,936	$24,546	$24,737
Provision for loan losses	2,450	1,450	1,255	125	1,300
Net interest income after provision for loan losses	30,705	29,218	24,681	24,421	23,437
Other operating income:
Trust and investment services income	8,089	6,834	6,345	4,901	5,095
Securities gains, net	785	589	10	27	6
Trust Preferred impairment	(2,242)	(803)	-	-	-
Net gains on sales of loans held for sale	259	114	98	103	107
Other income	8,819	10,404	10,176	9,281	7,806
Total other operating income	15,710	17,138	16,629	14,312	13,014
Other operating expenses	39,321	33,968	30,521	29,523	27,315
Income before income tax expense	7,094	12,388	10,789	9,210	9,136
Income tax expense	1,861	4,034	3,530	2,621	2,546
Net income	$ 5,233	$ 8,354	$ 7,259	$ 6,589	$ 6,590
SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2009	2008	2007	2006	2005	2004	% Change 2008 To 2009	Compounded Annual Growth 5 Years
Net income per share	$ 1.45	$ 2.32	$ 2.02	$ 1.81	$ 1.79	$ 2.32	-37.5%	-9.0%
Dividends declared	1.00	1.00	0.97	0.96	0.96	0.93	-	1.5%
Tangible book value	20.64	18.96	22.50	22.09	21.35	21.14	8.9%	-0.5%
Market price at 12/31	21.25	20.40	27.25	32.90	30.25	32.50	4.2%	-8.1%
Average shares outstanding (in thousands)	3,603	3,594	3,595	3,642	3,689	3,772	0.3%	-0.9%

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2009	2008	2007	2006	2005
Return on average assets	0.56%	1.00%	0.95%	0.91%	0.92%
Return on average tier I equity (1)	6.97%	11.45%	9.53%	8.60%	8.83%
Dividend yield at year end	4.71%	4.90%	3.67%	2.92%	3.17%
Dividend payout	67.30%	42.07%	47.02%	51.94%	52.68%
Total capital to risk adjusted assets	13.22%	13.58%	15.78%	17.11%	18.06%
Tier I capital to risk adjusted assets	11.61%	11.97%	13.84%	15.12%	16.02%
Tier I leverage ratio	7.89%	8.94%	10.14%	10.80%	10.71%
Loans to deposits	74.38%	86.04%	94.22%	81.64%	79.76%
Allowance for loan losses to total loans	1.67%	1.61%	1.57%	1.67%	2.34%
Allowance for loan losses to non-performing loans	72.20%	200.40%	236.58%	221.15%	106.97%
Non-performing loans to total loans	2.32%	0.80%	0.66%	0.76%	2.18%
Net interest rate spread	3.49%	3.46%	2.88%	2.88%	3.17%
Net interest margin	3.89%	4.05%	3.71%	3.69%	3.74%
Efficiency ratio (2)	82.55%	68.11%	70.03%	74.77%	71.09%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.

(2) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income plus other operating income adjusted for non-taxable gains on stock donations.

==========================================15=========================================
UNAUDITED QUARTERLY DATA	Quarter Ended
	2009
(in thousands except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,655	$11,159	$11,379	$11,297
Interest expense	2,963	2,870	2,844	2,658
Net interest income	7,692	8,289	8,535	8,639
Provision for loan losses	425	375	1,275	375
Net interest income after provision for loan losses	7,267	7,914	7,260	8,264
Total other operating income	4,221	3,615	4,109	3,764
Total other operating expenses	8,985	10,757	9,259	10,320
Income before income tax expense	2,503	772	2,110	1,708
Income tax expense	769	77	594	420
Net Income (1)	$ 1,734	$ 695	$ 1,516	$ 1,288
Basic and diluted earnings per share	$ 0.48	$ 0.19	$ 0.42	$ 0.36

	Quarter Ended
	2008
	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$11,073	$11,378	$11,632	$11,356
Interest expense	4,038	3,820	3,645	3,267
Net interest income	7,035	7,558	7,987	8,089
Provision for loan losses	200	225	425	600
Net interest income after provision for loan losses	6,835	7,333	7,562	7,489
Total other operating income	4,727	4,345	4,186	3,880
Total other operating expenses	8,356	8,334	8,133	9,145
Income before income tax expense	3,206	3,344	3,615	2,224
Income tax expense	1,064	1,072	1,211	688
Net Income	$ 2,142	$ 2,272	$ 2,404	$ 1,536
Basic and diluted earnings per share	$ 0.60	$ 0.63	$ 0.67	$ 0.43

(1) The significant decrease in second quarter 2009 net income was due in large part to one-time merger costs associated with the Corporation's acquisition of Canton Bancorp Inc. totalling $1.148 million and a $439 thousand special FDIC insurance assessment.

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

=========================================16=========================================

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. In April 2009, the FASB issued accounting guidance which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings. For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes $1.1 million book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality when purchased, but at December 31, 2009 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pools, as well as overall default rates based on historical bank debt default rate averages. Upon completion of the December 31, 2009 analysis, our model indicated other-than-temporary impairment on both of these securities, since both experienced additional defaults or deferrals of underlying issuers during the period. For the year ended December 31, 2009, OTTI losses recognized in earnings totaled $2.242 million. Both of these securities remained classified as available for sale and represented $605 thousand of the unrealized losses reported at December 31, 2009. Both securities continue to accrue interest and payments continue to be made as agreed.

===========================================17=======================================

Management also considers the accounting policy relating to the valuation of goodwill and other intangible assets to be a critical accounting policy. The initial carrying value of goodwill and other intangible assets is determined using estimated fair values developed from various sources and other generally accepted valuation techniques. Estimates are based upon financial, economic, market and other conditions as they existed as of the date of a particular acquisition. These estimates of fair value are the results of judgments made by the Corporation based upon estimates that are inherently uncertain and changes in the assumptions upon which the estimates were based may have a significant impact on the resulting estimates. In addition to the initial determination of the carrying value, on an ongoing basis management must assess whether there is any impairment of goodwill and other intangible assets that would require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. The Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2009.

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

Competition for the Corporation's trust and investment services comes primarily from brokerage firms and independent investment advisors. These firms devote considerable resources toward gaining larger positions in these markets. The market value of trust assets under administration by the Corporation totaled approximately $1.6 billion at year-end 2009. The Trust and Investment Division is responsible for the largest component of the Corporation's non-interest revenue.

Financial Condition

Consolidated assets at December 31, 2009 totaled $975.9 million as compared to $838.3 million at year-end 2008, an increase of $137.6 million or 16.4%. As discussed in greater detail below, this increase was due in part to the Corporation's acquisition of Canton Bancorp, Inc. ("Canton") on May 29, 2009, as well as organic deposit growth, and is reflected principally in a $56.1 million increase in cash and cash equivalents, a $30.7 million increase in loans, net of deferred fees and costs and unearned income, and a $43.4 million increase in investment securities. Other increases in period-end assets include increases in goodwill and bank owned life insurance totaling $1.4 million and $2.4 million, respectively, both of these increases associated with the Canton acquisition and a $5.0 million increase in other assets.

As noted above, total loans, net of deferred fees and costs and unearned income increased $30.7 million or 5.4% during 2009 as a result of the Canton acquisition,

========================================18==========================================

with loans at the offices acquired totaling $51.5 million at December 31, 2009. The most significant growth was in commercial loans (including commercial mortgages), which increased $26.5 million, with $23.3 million of this increase related to the Canton acquisition. Residential mortgages increased $5.8 million, including Canton mortgages totaling $14.9 million at December 31, 2009. Indirect consumer loans, consisting principally of indirect auto financing, were down $7.0 million, impacted by the overall decline in the auto industry during 2009. Other consumer loans were up $5.3 million, due primarily to a $7.4 million increase in home equity balances, with home equity loans related to the acquisition totaling $10.9 million. The increase in home equity balances was partially offset by a $2.0 million decrease in student loans, as during the fourth quarter the Corporation sold substantially all of its student loan portfolio. As can be seen from the above, excluding the acquisition of Canton loans, residential mortgages and home equity balances would have decreased approximately $9.1 million and $3.5 million, respectively, due to a slowdown in activity and higher payoffs related to an increase in refinancing activity associated with the low interest rate environment. Additionally, approximately $13.3 million of newly originated mortgages were sold in the secondary market during 2009.

The available for sale segment of the securities portfolio totaled $231.0 million at December 31, 2009, an increase of $39.7 million or 20.8% from December 31, 2008. At amortized cost, the available for sale portfolio increased approximately $38.0 million, including approximately $4.3 million of bond balances related to the Canton acquisition, with unrealized appreciation related to the available for sale portfolio increasing $1.7 million. The increase in the available for sale portfolio was principally due to a $24.4 million increase in federal agency bonds, as well as increases in municipal and corporate bonds totaling $15.0 million and $9.2, respectively, offset in part by an $8.9 million decrease in mortgage-backed securities and a $1.8 million decrease in trust preferred securities. During 2009, the Corporation purchased approximately $105.6 million of federal agency bonds in addition to acquiring $2.1 million in the Canton acquisition. These purchases were partially offset by bond maturities and calls totaling $83.3 million. The increase in municipal bonds reflects purchases of $15.9 million and $1.4 million acquired in the Canton acquisition, somewhat offset by maturities and principal payments totaling $2.2 million. The corporate bond increase resulted from purchases totaling $8.0 million as well as $1.7 million of corporate bonds related to the Canton acquisition, partially offset by $500 thousand of maturities. Mortgage-backed securities decreased as paydowns during 2009 exceeded purchases totaling $21.4 million, while the decrease in trust preferred securities resulted from OTTI write-downs. U.S. Treasury bonds were virtually unchanged as purchases of $10.0 million were offset by the sale of $10.0 million of bonds during the year. The increase in unrealized appreciation related to the available for sale portfolio was due in large part to the narrowing of both corporate and municipal credit spreads during the year, as well as an increase in unrealized gains in the Corporation's stock portfolio since year-end 2008. These increases were offset to some extent by the high volume of federal agency bonds called during the year and gains realized during 2009 on the sale of U.S. Treasury bonds. The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $3.7 million as purchases of $12.0 million were partially offset by maturities and principal reductions totaling $8.3 million.

As noted above, cash and cash equivalents increased $56.1 million since December 31, 2008. As discussed below, this increase reflects the significant increase in deposits during 2009 related to both the Canton acquisition as well as organic deposit growth. With this growth in deposits exceeding the increase in net loans and securities, interest bearing deposits at other financial institutions increased $56.1 million, with the vast majority of these funds held in an interest bearing account at the Federal Reserve Bank of New York. While we purchased approximately $173.0 million of securities during 2009, we continue to evaluate alternative investments of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

A $5.0 million increase in other assets was due in large part to prepaid FDIC insurance assessments totaling $3.9 million, as under a rule adopted by the FDIC on November 12, 2009, all insured depository institutions were required to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.

Since December 31, 2008, total deposits have increased $144.2 million or 21.9% from $656.9 million to $801.1 million, with $72.3 million of this increase associated

==========================================19========================================

with the Canton acquisition, and $71.9 million due to internal deposit growth. Non-interest bearing demand deposits increased $37.9 million, including demand deposit balances at the three offices acquired from Canton totaling $10.1 million. A $106.2 million increase in interest bearing balances was reflected primarily in a $48.3 million increase in insured money market ("IMMA") balances and a $31.8 million increase in time deposits, as well as increases in savings and NOW balances totaling $17.1 million and $9.0 million, respectively. The increase in IMMA balances was due in part to a $19.7 million increase in public fund balances, as well as a $28.6 million increase in other IMMA balances, including $2.0 million in IMMA deposits related to the Canton acquisition. The increase in time deposits includes $48.3 million of time deposits associated with the Canton acquisition, with all other time deposits down $16.5 million. The increase in savings account balances reflects approximately $8.1 million in savings deposits at the three offices acquired from Canton, as well as an increase in other savings balances of $9.0 million, while the increase in NOW accounts includes a $3.3 million increase in public fund balances and a $5.7 million increase in all other NOW accounts, including $3.7 million related to the Canton acquisition.

A $9.1 million decrease in securities sold under agreements to repurchase was due to the repayment of a $10.0 million advance that matured during the second quarter of 2009.

A $4.3 million decrease in other liabilities was principally due to the payment of previously accrued income taxes.

BALANCE SHEET COMPARISONS
(in millions) Average Balance Sheet	2009	2008	2007	2006	2005	2004	% Change 2008 to 2009	Compounded Annual Growth 5 Years
Total Assets	$928.8	$837.5	$767.0	$722.0	$715.3	$746.1	10.9%	4.5%
Earning Assets (1)	852.4	757.3	698.6	665.9	661.3	691.9	12.6%	4.3%
Loans, net of deferred fees and costs, and unearned income	586.7	561.6	520.0	449.7	403.4	388.2	4.5%	8.6%
Investments (2)	265.7	195.7	178.6	216.2	257.9	303.7	35.8%	-2.6%
Deposits	752.4	649.7	592.6	568.3	530.0	541.8	15.8%	6.8%
Wholesale funding (3)	70.9	78.8	72.2	54.3	87.5	108.1	-10.0%	-8.1%
Tier I equity (4)	75.1	73.0	76.2	76.6	74.6	72.4	2.9%	0.7%

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

(4) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss.
(in millions) Ending Balance Sheet	2009	2008	2007	2006	2005	2004	% Change 2008 to 2009	Compounded Annual Growth 5 Years
Total Assets	$975.9	$838.3	$788.9	$739.0	$718.0	$722.5	16.4%	6.2%
Earning Assets(1)	893.5	764.6	707.5	668.5	666.1	669.5	16.9%	5.9%
Loans, net of deferred fees and costs, and unearned income	595.9	565.2	539.5	477.7	418.7	381.5	5.4%	9.3%
Allowance for loan losses	10.0	9.1	8.5	8.0	9.8	9.9	9.5%	-
Investments (2)	305.0	205.3	176.0	190.8	247.3	292.7	48.6%	0.8%
Deposits	801.1	656.9	572.6	585.1	524.9	519.6	22.0%	9.0%
Wholesale funding(3)	67.5	77.5	104.9	55.4	94.8	108.0	-12.9%	-9.0%
Tangible equity (4)	74.5	68.0	81.0	79.8	78.3	78.9	9.5%	-1.2%
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

Securities

The Board-approved Funds Management Policy includes an investment portfolio policy

=========================================20=========================================

which requires that, except for local municipal obligations that are sometimes not rated or carry ratings above "Baa" but below "A" by Moody's or Standard & Poor's, debt securities purchased for the bond portfolio must carry a minimum rating of "A".

As of December 31, 2009, approximately $1.9 million of single issue trust preferred securities at amortized cost and $1.1 million of collateralized debt obligations consisting of pools of trust preferred securities at amortized cost, had credit ratings below "A". The two single issue trust preferred securities had a rating of "BBB-" by Standard & Poor's and "Baa1" by Moody's, while the trust preferred pools had a rating of "Caa3" by Moody's.

Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are generally classified as Held to Maturity. The Available for Sale portfolio at December 31, 2009 totaled $231.0 million compared to $191.3 million a year earlier. At year-end 2009, the total net unrealized appreciation in the securities available for sale portfolio was $7.6 million, compared to $5.9 million a year ago. The components of this change are set forth below.
(in thousands) Securities Available for Sale	Amortized Cost	2009 Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	2008 Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 84,669	$84,621	$ (48)	$ 60,190	$ 61,543	$ 1,353
Mortgage-backed securities, residential	91,894	93,945	2,051	100,792	102,933	2,141
Obligations of states and political subdivisions	31,280	32,125	845	16,265	16,420	155
Corporate bonds and notes	11,740	12,185	445	2,500	1,750	(750)
Trust preferred securities	2,983	2,261	(722)	4,809	3,285	(1,524)
Corporate stocks	826	5,847	5,021	827	5,324	4,497
Totals	$223,392	$230,984	$ 7,592	$185,383	$191,255	$ 5,872

Non-marketable equity securities carried by the Corporation at December 31, 2009 include 15,618 shares of Federal Reserve Bank stock, 23,030 shares of the Federal Home Loan Bank of New York stock and 1,967 shares of the Federal Home Loan Bank of Pittsburgh stock. They are carried at their cost of $781 thousand, $2.303 million and $197 thousand, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these two investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-Performing Loans

Non-performing loans at year-end 2009 totaled $13.804 million compared to $4.544 million at year-end 2008, an increase of $9.260 million. This increase was principally due to a $6.631 million increase in accruing troubled debt restructurings ("TDR's") that are in compliance with modified terms, as well as a $3.088 million increase in non-accrual loans, partially offset by a $459 thousand decrease in accruing loans 90 days or more past due. Included in the total TDR's at December 31, 2009 are commercial loans totaling $6.832 million and residential mortgages totaling $545 thousand, compared to commercial loan and residential mortgage totals of $746 thousand and $0, respectively, at December 31, 2008. The only concessions made on commercial loan TDR's involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and payment reductions. Our experience to date in the restructuring of troubled debt has been favorable. The increase in accruing commercial TDR's was primarily due to the addition of loans to one commercial borrower totaling $6.310 million that were restructured due to working capital and cash flow difficulties experienced by the borrower. Loans to this borrower totaling $972 thousand had been included in non-accrual loans at December 31, 2008; however, at the time of the restructuring in April of 2009 all loans were brought current and have remained current since that time. Loans to this borrower carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporation's exposure on these loans to $1.463 million. TDR's are evaluated for impairment based upon the present value of expected future cash flows, with any changes recorded through the provision for loan losses. It is the Corporation's policy that TDR's that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDR's in years subsequent to the year in which the loan was first reported as TDR.

==========================================21========================================

As noted above, non-accrual loans increased $3.088 million. During 2009, it was the Corporation's policy that commercial loans 90 days past due, and consumer loans and residential mortgages 120 days past due be placed in non-accrual status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. The increase in non-accrual loans was due to a $2.002 million increase in non-accrual residential mortgages and a $1.317 million increase in non-accrual commercial loans, somewhat offset by a $231 thousand decrease in non-accrual consumer loans. The increase in non-accrual residential mortgages was due to the impact of the weakness in the economy and higher unemployment rates, while the increase in non-accrual commercial loans includes $1.799 million of non-accruing commercial loans related to the Canton acquisition. Also included in non-accrual commercial loans is one troubled debt restructuring totaling $207 thousand. It is the Corporation's policy that loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered. The $459 thousand decrease in accruing loans 90 days or more past due was principally due to a $621 thousand decrease in this category of residential mortgages, as more mortgages migrated to non-accrual status during 2009, with this decrease partially offset by a $162 thousand increase in accruing consumer loans 90 days or more past due.

At December 31, 2009, Other Real Estate Owned ("OREO") totaled $649 thousand compared to $324 thousand at December 31, 2008, an increase of $325 thousand, and includes two properties associated with the Canton acquisition totaling $337 thousand. At December 31, 2009 OREO properties consist of 3 residential properties totaling $119 thousand, three commercial properties totaling $236 thousand and undeveloped land totaling $294 thousand.

Impaired Loans

Impaired loans at December 31, 2009 totaled $10.093 million compared to $2.690 million at December 31, 2008. The increase of $7.403 million was due in large part to the above mentioned addition of $6.310 million of loans to one borrower to TDR's, with $4.847 million of this total guaranteed by the USDA. At December 31, 2008, only $973 thousand of loans to this borrower were considered to be impaired. Additionally impacting the increase in impaired loans were loans related to the Canton acquisition totaling $1.799 million. Included in the impaired loan total are loans totaling $3.358 million for which impairment allowances of $845 thousand have been specifically allocated to the allowance for loan losses. As of December 31, 2008, the impaired loan total included $1.664 million for which specific impairment allowances of $1.276 million were allocated to the allowance for loan losses. The decrease in specific allocations from 2008 to 2009 was due in large part to the aforementioned TDR guaranteed by the USDA, as the restructuring of these loans included additional guarantees, which resulted in a $583 thousand reduction in specific allocations related to that credit. The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations. It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired. Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. If market conditions warrant, future appraisals are obtained. Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, current declines in real estate values have been modest. The appraisals are performed by independent third parties and reflect the properties market value "as is". In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. In situations where partial charge-offs have been recognized, any balance remaining continues to be reflected as non-performing until the loan has been paid in full. In the case of impaired loans secured by assets other than real estate (i.e. business assets), a collateral valuation is performed using data from the client's most recently received financial statements, and applying discount rates based upon the type of collateral.

===========================================22=======================================

Non-Performing Assets

The following table summarizes the Corporation's non-performing assets (in thousands of dollars):
December 31,	2009	2008	2007	2006	2005
Non-accrual loans	$ 5,910	$ 2,822	$ 2,225	$ 2,860	$ 8,727
Troubled debt restructurings	7,377	746	830	329	106
Accruing loans past due 90 days or more	517	976	518	421	308
Total non-performing loans	$13,804	$ 4,544	$ 3,573	$ 3,610	$ 9,141
Other real estate owned	649	324	-	1,819	79
Total non-performing assets	$14,453	$ 4,868	$ 3,573	$ 5,429	$ 9,220

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):
	2009	2008	2007
Interest income that would have been recorded under original terms	$ 932	$ 256	$ 235
Interest income recorded during the period	$ 596	$ 85	$ 59

In addition to non-performing loans, as of December 31, 2009, the Corporation has identified commercial relationships totaling $14.9 million as potential problem loans, as compared to $10.0 million at December 31, 2008. This increase reflects the addition of $2.2 million of potential problem loans acquired in the Canton acquisition as well as a $2.7 million increase in other potential problem loans. This increase was principally due to the addition of three commercial relationships totaling $5.1 million following the receipt of financial information indicating a deterioration in the financial condition of the borrowers, offset by payoffs and principal reductions on other potential problem loans. One loan totaling $571 thousand at December 31, 2008 was reclassified as TDR during 2009. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at December 31, 2009 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay. Based upon an analysis of these factors, including the aforementioned increases in non-performing and potential problem loans, as well as an increase in net charge-offs, the provision for loan losses increased $1.000 million from $1.450 million in 2008 to $2.450 million in 2009. Net charge-offs in 2009 increased $792 thousand from $797 thousand to $1.589 million. The increase in net charge offs was principally due to a $437 thousand increase in net commercial loan charge-offs and a $350 thousand increase in net consumer loan charge-offs. The increase in net commercial loan charge-offs was primarily due to a $354 thousand decrease in recoveries of previously charged-off amounts, with gross commercial charge-offs increasing $83 thousand, while the increase in net consumer loan charge-offs was principally due to increases in installment loan and credit card net charge-offs totaling $325 thousand and $29 thousand, respectively. At December 31, 2009, the Corporation's allowance for loan losses totaled $9.967 million, resulting in a coverage ratio of allowance to non-performing loans of 72.2%. As noted above, included in non-performing loans at December 31, 2009 was a TDR totaling $6.310 million which carried USDA guarantees totaling $4.847 million. Also included in the non-performing loan totals are loans

=========================================23=========================================

with remaining balances totaling $1.177 million on which the Corporation has recognized partial charge-offs in the amount of $905 thousand. Excluding the USDA guaranteed amount and loans for which partial charge-offs have already been recognized from the non-performing total, the coverage ratio of allowance to non-performing loans was 128.1%. The allowance for loan losses to total loans was 1.67% at December 31, 2009 compared to 1.61% as of December 31, 2008, and represents an amount that management believes will be adequate to absorb probable incurred loan losses on existing loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2009 (in thousands of dollars):
	Years Ended December 31,
	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of year	$ 9,106	$ 8,453	$ 7,983	$ 9,778	$ 9,983
Charge-offs:
Commercial, financial and agricultural	389	306	793	1,659	1,246
Real estate mortgages	30	15	13	4	11
Consumer loans	1,400	1,018	482	482	516
Home equity	23	33	-	-	2
Total	1,842	1,372	1,288	2,145	1,775
Recoveries:
Commercial, financial and agricultural	83	437	331	38	13
Real estate mortgages	-	-	-	-	-
Consumer loans	170	138	172	187	257
Total	253	575	503	225	270
Net charge-offs	1,589	797	785	1,920	1,505
Provision charged to operations	2,450	1,450	1,255	125	1,300
Allowance for loan losses at end of year	$ 9,967	$ 9,106	$ 8,453	$ 7,983	$ 9,778
Ratio of net charge-offs during year to average loans outstanding (1)	..27%	..14%	..15%	..43%	..37%

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB"), which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At December 31, 2009, the Corporation maintained a $175.8 million line of credit with the FHLB, as compared to $165.7 million at December 31, 2008.

During 2009, cash and cash equivalents increased $56.1 million compared to a decrease of $5.7 million during 2008. In addition to cash provided by operating activities, other major sources of cash during 2009 included proceeds from sales, maturities and principal reductions on securities totaling $135.2 million, a $71.8 million increase in deposits and a $25.4 million decrease in loans. Proceeds from the above were used principally to fund purchases of securities totaling $173.1 million, a $9.1 million reduction in securities sold under agreements to repurchase and $7.7 million to purchase Canton Bancorp, Inc. In this transaction, the Corporation acquired approximately $58.8 million of loans, $10.5 million in cash and cash equivalents, $5.5 million of securities and other assets totaling approximately $6.2 million, and assumed deposits and other liabilities totaling $73.4 million and $553 thousand, respectively. Other significant uses of cash during 2009 included the payment of cash dividends in the amount of $3.5 million and purchases of fixed assets totaling $1.8 million.

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

==========================================24========================================

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

As of December 31, 2009, the Corporation's consolidated leverage ratio was 7.89%. The Tier I and Total Risk Adjusted Capital ratios were 11.61% and 13.22%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

Cash dividends declared during 2009 totaled $3.522 million or $1.00 per share compared to $3.515 million or $1.00 per share in 2008 and $3.413 million or $0.97 per share in 2007. Dividends declared during 2009 amounted to 67.3% of net income compared to 42.1% and 47.0% of 2008 and 2007 net income, respectively. It is management's objective to continue generating sufficient capital internally, while retaining an adequate dividend payout ratio to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 18, 2009, the Corporation's Board of Directors authorized the repurchase of up to 90,000 shares over a one year period, either through open market or privately negotiated transactions. This program replaced the share repurchase program that had been approved in November of 2008, and expired in November of 2009. Under the program approved in November of 2008, a total of 16,443 treasury shares were purchased. Through December 31, 2009, a total of 471 shares had been purchased under the program approved on November 18, 2009. During 2009, the Corporation purchased 7,778 shares at a total cost of $156 thousand or an average price of $20.08 per share. Additionally, during 2009, 26,381 shares were re-issued from treasury to fund the stock component of directors' 2008 compensation, distributions under the Corporation's directors' deferred stock plan, a stock grant to an executive officer and funding for the Corporation's profit sharing, savings and investment plan. During 2008, the Corporation purchased 37,124 shares at a total cost of $930 thousand or an average price of $25.06 per share, while in 2007, 40,325 treasury shares were purchased at a total cost of $1.239 million or an average price of $30.73 per share.

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

As of December 31, 2009, the Corporation has off-balance sheet arrangements as follows (in thousands of dollars):
		Commitment Maturity by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$ 17,172	$ 8,847	$ 2,737	$ 2,793	$ 2,795
Unused portions of lines of credit (1)	80,429	80,429	-	-	-
Commitments to fund new loans	14,567	14,567	-	-	-
Total	$112,168	$103,843	$ 2,737	$ 2,793	$ 2,795

(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans. Commitments to outside parties under these lines of credit were $29,696,207, $20,080,206 and $2,927,186, respectively, at December 31, 2009.

==========================================25========================================

Contractual Obligations

As of December 31, 2009, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):
		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Time Deposits (Note 8)	$282,467	$208,698	$ 60,581	$ 13,110	$ 78
Federal Home Loan Bank advances (Note 10)	20,000	-	10,000	-	10,000
Securities sold under agreements to repurchase (Note 9)	54,263	16,763	17,500	-	20,000
Operating leases	5,898	577	1,109	1,084	3,128
Other	1,995	367	753	659	216
Total (1)	$364,623	$226,405	$ 89,943	$ 14,853	$ 33,422

(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans. Please refer to Part IV Item 15 Note 12 for information regarding these obligations at December 31, 2009.

Results of Operations 2009 vs. 2008

Net income in 2009 totaled $5.233 million, a decrease of $3.121 million compared to 2008 net income of $8.354 million. Earnings per share were down 37.5% from $2.32 per share to $1.45 per share. This decrease was impacted by the following items; direct acquisition costs associated with the Canton acquisition totaling $1.448 million, a $1.439 million increase in other-than-temporary impairment ("OTTI") charges on trust preferred securities pools carried in the Corporation's investment portfolio, a $2.323 million increase in pension expense, a $1.402 million increase in FDIC insurance (including a second quarter 2009 special assessment of $439 thousand) and a $1.0 million increase in the provision for loan losses. The after-tax impact on net income of these items totaled approximately $4.667 million or $1.30 per share.

Net interest income increased $2.487 million or 8.1% from $30.668 million to $33.155 million, while the net interest margin decreased 16 basis points to 3.89%. The improvement in net interest income resulted from an increase in average earning assets and an 81 basis point decrease in the average cost of interest-bearing liabilities, offset to some extent by a 78 basis point decrease in the average yield on earning assets. A $95.1 million or 12.6% increase in average earning assets reflects a $47.7 million increase in average fed funds sold and interest-bearing deposits at other financial institutions, a $25.1 million increase in average loans and a $22.3 million increase in average securities. Average loans and securities during 2009 related to the Canton acquisition totaled $32.7 million and $2.8 million, respectively. While on average, earning assets increased 12.6%, total interest and dividend income was down $948 thousand or 2.1%, as the average yield on earning assets decreased 78 basis points to 5.22%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $94.6 million or 12.8% as a $102.7 million increase in average deposits was partially offset by an $8.1 million decrease in average other borrowed funds. Approximately $43.5 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $20.1 million, while average interest-bearing deposits increased $82.6 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $34.1 million and $26.7 million, respectively. Additionally, average savings and NOW account balances increased $15.7 million and $6.0 million, respectively. The decrease in average other borrowings was due to a $13.6 million decrease in average short term borrowings under the Corporation's line of credit with the FHLB, somewhat offset by a $5.5 million increase in average securities sold under agreements to repurchase. While average interest-bearing liabilities increased $74.5 million or 12.8%, interest expense decreased $3.435 million or 23.3%, as the average cost of interest-bearing liabilities decreased 81 basis points from 2.54% to 1.73%.

The 2009 provision for loan losses of $2.450 million was $1.0 million higher than a year ago. As discussed under the Asset Quality section of this report, this increase was principally due to an increase in non-performing and potential problem loans, as well as an increase in net charge-offs, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, the current economic environment and loan growth.

============================================26======================================

Non-interest income during 2009 decreased $1.429 million or 8.3% from $17.138 million to $15.709 million. This decrease was significantly impacted by the above mentioned increase in OTTI charges totaling $1.439 million as well as decreases in credit card merchant earnings and a gain on the sale of merchant discount services totaling $1.305 million and $467 thousand, respectively, resulting from the sale of the credit card merchant processing business during the fourth quarter of 2008. While revenue from credit card merchant earnings was down $1.305 million, processing costs related to this business decreased $1.296 million during 2009. The OTTI charges were related to two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these investments, the increase in OTTI charges reflects deterioration in the credit quality of these securities based upon cash flow evaluations that take into account several factors, including higher deferrals and defaults by the issuers of the underlying securities, downgrades by rating agencies and the continued weakness in the U.S. economy, and the financial services sector in particular. Excluding the increase in OTTI charges and the reduction in revenue related to the 2008 sale of the credit card merchant processing business, all other sources of non-interest income increased $1.782 million or 11.1%. This increase was due in large part to a $1.255 million increase in Trust and Investment Center fee income due primarily to higher estate fee accruals resulting from a large new estate acquired during the fourth quarter of 2008, as well as improvement in the equities markets during 2009. Other significant increases during 2009 included a $410 thousand increase in check card interchange fee income, a $216 thousand increase in service charges and increases in gains on the sale of mortgages and securities totaling $144 thousand and $195 thousand, respectively. These increases were somewhat offset primarily by a $248 thousand decrease in revenue from the Corporation's equity investment in Cephas Capital Partners, LP, a Small Business Investment Company limited partnership, and a $133 thousand decrease in cash management fee income.

Operating expenses during 2009 increased $5.353 million or 15.8% from $33.968 million to $39.321 million. As noted above, this increase was significantly affected by a $2.323 million increase in the cost of the Corporation's defined benefit pension plan, as well as direct acquisition related costs totaling $1.448 million and a $1.402 million increase in FDIC insurance assessments. The increase in the pension cost was principally the result of a decrease in plan asset values during 2008 resulting from the decline in equity markets during the later half of that year. Direct acquisition costs were primarily related to early termination of Canton data processing contracts, legal and consulting fees and compensation expenses, while the increase in FDIC insurance assessments includes a $439 thousand special assessment during the second quarter of 2009 as well as higher regular quarterly assessments required to fund the FDIC as the result of an increase in bank failures. Excluding the above mentioned items, all other operating expenses increased $180 thousand or 0.5% due principally to a $1.405 million increase in salaries, a $252 thousand increase in health insurance expense and a $239 thousand increase in net occupancy costs. The increase in salaries was principally due to merit increases over the past year, as well as additions to staff resulting from the Manufacturers and Traders Trust Company ("M&T") branch acquisitions in March of 2008 and the Canton acquisition in May of 2009, while the increase in net occupancy costs was also primarily related to those acquisitions. These increases were offset to a large extent by the aforementioned $1.296 million decrease in processing costs related to the sale of the credit card merchant processing business during the fourth quarter of 2008, as well as a $382 thousand decrease in amortization of intangible assets. The decrease in amortization expense was due in large part to higher amortization expense during 2008 related to a portion of the intangible asset associated with the Corporation's purchase of the trust relationships from Partners Trust Bank in May of 2007 due to the expected short life of one large account that later closed during the first quarter of 2008. Additionally, the core deposit intangible related to the Corporation's purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized during the second quarter of 2009.

The $2.174 million decrease in income tax expense was principally due to a $5.295 million decrease in pre-tax income, while the decrease in the effective tax rate from 32.6% to 26.2% resulted primarily from an increase in the relative percentage of tax exempt income to pre-tax income.

Results of Operations 2008 vs. 2007

Consolidated net income in 2008 totaled $8.354 million, an increase of $1.095 million or 15.1% compared to 2007 net income of $7.259 million. Earnings per share increased 14.9% from $2.02 per share to $2.32 per share. Dividends declared per share increased from $0.97 per share to $1.00 per share.

==========================================27========================================

As discussed below, the net income increase resulted principally from increases in net interest income and non-interest income, somewhat offset by an increase in operating expenses.

Net interest income increased $4.732 million or 18.2% from $25.936 million to $30.668 million, with the net interest margin increasing 34 basis points to 4.05%. This improvement in net interest income and margin resulted principally from increases in average loans and securities and an 86 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 28 basis point decrease in the average yield on earning assets. A $58.8 million or 8.4% increase in average earning assets reflected a $41.6 million increase in average loans, as well as increases in average securities and fed funds sold and interest-bearing deposits totaling $14.4 million and $2.8 million, respectively. The increase in average loans reflected growth in all segments of the loan portfolio, with average consumer loans increasing $20.2 million, average commercial loans increasing $11.0 million and average mortgages increasing $10.4 million. Approximately $9.2 million of the increase in average loans was related to the M&T branch acquisition. The increase in average securities was principally due to a $50.0 million leverage transaction completed during the second quarter of 2008. On average, earning assets increased 8.4% with total interest and dividend income increasing $1.563 million or 3.6% despite the average yield on earning assets declining 28 basis points to 6.00%.

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

The 2008 provision for loan losses of $1.450 million was $195 thousand higher than in 2007. This increase reflected loan growth and a continuing weak economic outlook, and reflected management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, the current economic environment and loan growth.

Non-interest income during 2008 increased $509 thousand or 3.1% from $16.629 million to $17.138 million. This increase was negatively impacted by an $803 thousand impairment charge on investment securities, as during the fourth quarter of 2008 the Corporation recognized an other-than-temporary impairment ("OTTI") charge on a collateralized debt obligation consisting of a pool of trust preferred securities issued by financial institutions. This security had a cost basis of $1.563 million and a fair value of $760 thousand at December 31, 2008. Despite the fact that we continue to receive all contractual payments on this security, the conclusion that it was OTTI was based on a cash flow analysis with several factors considered, including higher deferrals and defaults by the issuers of the underlying securities, downgrades by rating agencies and the continued weakness in the U.S. economy, and the financial services sector in particular. Excluding this write-down, all other non-interest income increased $1.313 million or 7.9%. This increase was due in large part to a $580 thousand increase in gains on securities transactions, a $467 thousand gain resulting from the sale of our credit card merchant processing business in the fourth quarter of 2008 and a $489 thousand increase in Trust and Investment Center fee income. The increase in gains on securities transactions was impacted to a great extent by the initial public offering ("IPO") of Visa, Inc. ("Visa") during the first quarter of this year. As a Visa member institution, the Corporation was issued shares of Visa prior to the IPO, approximately 39% of which were redeemed by Visa following the IPO, resulting in a net pre-tax gain of $411 thousand. The increase in Trust and Investment Center fee income reflects additional revenue resulting from the acquisition of the trust relationships of Partners Trust in May of 2007 and the accrual of trustee fees on a large new estate acquired during the fourth quarter of 2008, partially offset by lower asset market values related to the decline in the stock market during 2008. Other significant

========================================28==========================================

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

Operating expenses during 2008 increased $3.448 million or 11.3% from $30.520 million to $33.968 million, with approximately $2.0 million of this increase associated with the M&T branch acquisition in March of 2008, and the acquisition of the trust relationships from Partners Trust in May of 2007. Specific areas having the greatest impact on the total operating expense increase included a $1.041 million increase in salaries and wages, a $796 thousand increase in net occupancy costs, a $682 thousand increase in amortization of intangible assets and a $384 thousand increase in data processing costs. The increase in salaries and wages was primarily related to merit increases during 2008, the aforementioned acquisitions and higher incentive compensation. Higher occupancy expenses were impacted by increased rent expense associated with the branch offices acquired from M&T, as well as a land lease related to a new office to replace our existing Cayuga Heights office. This new office, which was under construction during 2008, was opened in January of 2009. The increase in occupancy costs also reflects higher depreciation and maintenance expenses. The increase in amortization expense is related to acquisitions, and includes $226 thousand of amortization of a portion of the intangible asset related to the Corporation's purchase of the trust relationships from Partners Trust Bank in May of 2007 due to the expected short life of one large account that later closed during the first quarter of 2008. This increase was offset by the payment of fees due under a pre-existing agreement. Higher data processing costs were principally affected by increases in trust department and check card processing costs, higher software maintenance costs and conversion costs associated with the M&T acquisition. In addition to the above, the cost of employee benefits increased $310 thousand, principally due to higher health insurance and payroll tax expenses.

The $505 thousand increase in income tax expense was due primarily to the $1.599 million increase in pre-tax income. The Corporation's effective tax rate was substantially unchanged at 32.6% in 2008 compared to 32.7% in 2007.

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2009	2008	2007	2006	2005	2004	% Change 2008 to 2009	Compounded Annual Growth 5 Years
Net interest income	$33,155	$30,668	$25,936	$24,546	$24,737	$25,257	8.1%	5.6%
Provision for loan losses	2,450	1,450	1,255	125	1,300	1,500	69.0%	10.3%
Net interest income after provision for loan losses	30,705	29,218	24,681	24,421	23,437	23,757	5.1%	5.3%
Other operating income:
Trust and investment services income	8,089	6,834	6,345	4,901	5,095	4,725	18.4%	11.4%
Securities gains (losses), net	785	589	10	27	6	602	33.3%	5.5%
Impairment charge on investment securities	(2,242)	(803)	-	-	-	-	179.2%	-
Net gains on sales of loans held for sale	259	114	98	103	107	983	127.2%	-23.4%
Other income	8,819	10,404	10,176	9,281	7,806	7,958	-15.2%	2.1%
Total other operating income	15,710	17,138	16,629	14,312	13,014	14,268	-8.3%	1.9%
Other operating expenses	39,321	33,968	30,521	29,523	27,315	25,482	15.8%	9.1%
Income before income tax expense	7,094	12,388	10,789	9,210	9,136	12,543	-42.7%	-10.8%
Income tax expense	1,861	4,034	3,530	2,621	2,546	3,810	-53.9%	-13.4%
Net income	$ 5,233	$ 8,354	$ 7,259	$ 6,589	$ 6,590	$ 8,733	-37.4%	-9.7%

============================================29======================================

AVERAGE BALANCES AND YIELDS

For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

Year Ended December 31,
	2009			2008			2007
Assets (Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$ 586,744	$36,094	6.15%	$ 561,618	$36,662	6.53%	$ 520,027	$36,019	6.93%
Taxable securities	176,255	7,136	4.05%	169,413	7,886	4.66%	156,897	6,987	4.45%
Tax-exempt securities	37,472	1,132	3.02%	22,055	804	3.65%	20,175	795	3.94%
Federal funds sold	483	1	0.25%	2,898	68	2.34%	1,127	58	5.18%
Interest-bearing deposits	51,462	127	0.25%	1,322	18	1.38%	324	16	4.84%

Total earning assets	852,416	44,490	5.22%	757,306	45,438	6.00%	698,550	43,875	6.28%

Non-earning assets:
Cash and due from banks	21,855			24,041			22,257
Premises and equipment, net	25,202			23,651			21,821
Other assets	32,915			36,191			26,546
Allowance for loan losses	(9,489)			(8,636)			(8,155)
AFS adjustment to fair value	5,875			4,953			6,016
Total	$ 928,774			$ 837,506			$ 767,035

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Now and super now deposits	$ 47,250	79	0.17%	$ 41,282	$ 246	0.60%	$ 37,551	$ 137	0.36%
Savings and insured money market deposits	245,425	1,423	0.58%	195,602	2,115	1.08%	164,288	2,932	1.78%
Time deposits	283,408	6,927	2.44%	256,661	9,169	3.57%	244,343	10,851	4.44%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	79,166	2,906	3.67%	87,225	3,240	3.71%	81,566	4,019	4.93%

Total interest-bearing liabilities	655,249	11,335	1.73%	580,770	14,770	2.54%	527,748	17,939	3.40%

Non-interest-bearing liabilities:
Demand deposits	176,305			156,191			146,379
Other liabilities	11,820			11,323			8,332
Total liabilities	843,374			748,284			682,459
Shareholders' equity	85,400			89,222			84,576
Total	$ 928,774			$ 837,506			$ 767,035

Net interest income		$33,155			$30,668			$25,936

Net interest rate spread			3.49%			3.46%			2.88%

Net interest margin			3.89%			4.05%			3.71%

==============================================================30======================================================

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
	2009 vs. 2008			2008 vs. 2007
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate
Loans	$ (568)	$ 1,598	$(2,166)	$ 643	$ 2,785	$(2,142)
Taxable investment securities	(750)	309	(1,059)	899	574	325
Tax-exempt investment securities	328	485	(157)	9	70	(61)
Federal funds sold	(67)	(33)	(34)	10	55	(45)
Interest-bearing deposits	109	136	(27)	2	20	(18)
Total interest income	$ (948)	$ 5,342	$(6,290)	$ 1,563	$ 3,583	$(2,020)
Interest expense (in thousands)
Interest-bearing demand deposits	$ (167)	$ 31	$ (198)	$ 109	$ 14	$ 95
Savings and insured money market deposits	(692)	450	(1,142)	(817)	487	(1,304)
Time deposits	(2,242)	881	(3,123)	(1,682)	526	(2,208)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(334)	(296)	(38)	(779)	264	(1,043)
Total interest expense	$(3,435)	$ 1,721	$(5,156)	$(3,169)	$ 1,673	$(4,842)
Net interest income	$ 2,487	$ 3,621	$(1,134)	$ 4,732	$ 1,910	$ 2,822

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas. These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis. The ALCO is made up of the president & chief executive officer, two executive vice presidents, chief financial officer, asset liability management officer, senior marketing officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions. It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At December 31, 2009, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.33% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 1.41%. Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 3.47% and 2.06% respectively. Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At December 31, 2009, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 10.97% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.59%. Both are within the established tolerance limit of 15%. Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment. When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 4.47% and 9.45% respectively. Management is also comfortable with the level of exposures at these levels.

===========================================31==========================================

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation adopted this guidance on January 1, 2009. The effect of adopting this new guidance was not material.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation adopted this guidance on January 1, 2009. The new guidance was applied to the Canton acquisition, resulting in the recognition of acquisition costs of $1.448 million in 2009.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification ("The Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In December 2008, the FASB issued guidance on an employer's disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The guidance also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The Corporation adopted this guidance on January 1, 2009. Upon initial application, provisions of the guidance are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment ("OTTI") related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. The Corporation elected to adopt this guidance as of April 1, 2009. At adoption, the Corporation reversed $402 thousand (pre-tax) of previously recognized impairment charges, representing the non-credit portion.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement

==========================================32===========================================

date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability's fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The adoption of this guidance on June 30, 2009 did not have a material impact on the results of operations or financial position.

EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is expected to be immaterial.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is expected to be immaterial.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-1 through F-40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2009.

During the fourth fiscal quarter, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

=============================================33========================================

Management's Report on Internal Control over Financial Reporting

We, as members of management of the Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2009 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2009 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2009 consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Corporation's internal controls over financial reporting.

/s/ Ronald M. Bentley

President and Chief Executive Officer

March 15, 2010

/s/ John R. Battersby, Jr.

Treasurer and Chief Financial Officer

March 15, 2010

Item 9B. OTHER INFORMATION

None

===========================================34==========================================

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of the executive officers of the Corporation and positions held by each are presented in the following table. Officers are elected annually by the Board of Directors.
Name	Age	Position (served since)
Ronald M. Bentley	57

President and Chief Executive Officer of the Corporation and the Bank (2007); Chief Operating Officer of the Bank (2006); President, Retail Banking at NBT Bancorp, Inc. (2005); Executive Vice President, Retail Banking and Regional President at NBT Bancorp, Inc. (2003).

Mr. Bentley has been with the Company since 2006.

Jane H. Adamy	59	Corporate Secretary of the Corporation and the Bank (2001); Senior Vice President of the Bank (2004); Trust Compliance Officer (2008). Mrs. Adamy has been with the Company since 1972.
John R. Battersby, Jr.	59	Chief Financial Officer and Treasurer of the Corporation (2003); Executive Vice President, Chief Financial Officer and Treasurer of the Bank (2004). Mr. Battersby has been with the Company since 1988.
Richard G. Carr	56	Senior Vice President of the Bank (2004) responsible for Business Client Service. Mr. Carr has been with the Company since 1997.
James E. Corey III	63	Vice President of the Corporation (1993); Executive Vice President of the Bank (1998); Chief Risk Officer of the Bank (2009). Mr. Corey has been with the Company since 1988.
Michael J. Crimmins	57

Senior Vice President of the Bank (2006) responsible for Support Services; Vice President of Operations at Elmira Savings and Loan Association (1993-2006); Vice President of Operations at Community Bank (2006). Mr. Crimmins has been with the Company since 2006.

Louis C. DiFabio	46	Senior Vice President of the Bank (2005) responsible for Retail Client Services. Mr. DiFabio has been with the Company since 1987.
Melinda A. Sartori	52	Executive Vice President of the Bank (2002) responsible for Trust and Investment Services. Mrs. Sartori has been with the Company since 1994.
Linda M. Struble	56	Senior Vice President of the Bank (2000) responsible for Human Resources. Ms. Struble has been with the Company since 1984.
Norman R. Ward	60	Senior Vice President and Chief Auditor of the Corporation and the Bank (2000). Mr. Ward has been with the Company since 1971.
Michael J. Wayne	49

Senior Vice President (2009) responsible for Marketing Services; Vice President of the Bank (2006); Vice President Internal Audit and Risk Management at Elmira Savings and Loan Association (2003); Vice President of Public and Customer Relations at Elmira Savings and Loan Association (1993-2006). Mr. Wayne has been with the Company since 2006.

Additional information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2010 Annual meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

=============================================35=========================================

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following consolidated financial statements of the Corporation appear on pages F-1 through F-40 of this report and are incorporated in Part II, Item 8:
Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the three years ended December 31, 2009
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2009
Consolidated Statements of Cash Flows for the three years ended December 31, 2009
Notes to Consolidated Financial Statements

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

3.4	Amended and Restated Bylaws of the Registrant, as amended to October 21, 2009. Filed as Exhibit 3.1 to Registrant's Form 10-Q filed with the SEC on November 9, 2009 incorporated by reference herein.
4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
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

=============================================36========================================

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

==============================================37========================================

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages F-1 to F-40

============================================38=========================================

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Chemung Financial Corporation

Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss) and cash flows for the years ended December 31, 2009, 2008 and 2007. We also have audited Chemung Financial Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemung Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting as disclosed in item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the corporation's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaulating the design and operating effectiveness of internal controls based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

============================================F-1=======================================

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 15, 2010

=========================================F-2=========================================
CONSOLIDATED FINANCIAL STATEMENTS CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
ASSETS	2009	2008

Cash and due from financial institutions	$ 21,189,192	$ 21,246,599
Interest-bearing deposits in other financial institutions	58,549,204	2,404,781
	------------	------------
Total cash and cash equivalents	79,738,396	23,651,380
	------------	------------
Securities available for sale, at estimated fair value	230,983,633	191,254,900
Securities held to maturity, estimated fair value of $12,647,314 at December 31, 2009, and $9,214,787 at December 31, 2008	12,159,852	8,438,835
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,280,600	3,154,950
Loans, net of deferred origination fees and costs, and unearned income	595,852,792	565,185,154
Allowance for loan losses	(9,967,223)	(9,105,517)
	------------	------------
Loans, net	585,885,569	556,079,637
	------------	------------
Loans held for sale	199,503	80,413
Premises and equipment, net	24,886,121	24,937,808
Goodwill	10,239,527	8,806,796
Other intangible assets, net	5,386,794	6,204,494
Bank owned life insurance	2,449,226	-
Other assets	20,709,472	15,708,894
	------------	------------
Total assets	$975,918,693	$838,318,107
	============	============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$195,613,007	$157,690,737
Interest-bearing	605,450,086	499,218,612
	------------	------------
Total deposits	801,063,093	656,909,349
Securities sold under agreements to repurchase	54,263,257	63,412,514
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	1,129,204	1,266,903
Dividends payable	880,088	875,438
Other liabilities	8,497,386	12,846,758
	------------	------------
Total liabilities	885,833,028	755,310,962
	------------	------------
Commitments and contingencies (note 16)

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 shares issued at December 31, 2009 and 2008	43,001	43,001
Additional paid-in capital	22,806,829	22,881,937
Retained earnings	87,826,331	85,868,637
Treasury stock, at cost (779,781 shares at December 31, 2009; 798,384 shares at December 31, 2008)	(20,024,661)	(20,547,419)
Accumulated other comprehensive loss	(565,835)	(5,239,011)
	------------	------------
Total shareholders' equity	90,085,665	83,007,145
	------------	------------
Total liabilities and shareholders' equity	$975,918,693	$838,318,107
	============	============

See accompanying notes to consolidated financial statements.

==============================================F-3=============================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2009	2008	2007

Interest and dividend income:
Loans, including fees	$36,094,302	$36,661,536	$36,019,386
Taxable securities	7,136,112	7,886,257	6,987,265
Tax exempt securities	1,131,610	804,360	794,630
Federal funds sold	1,232	67,936	58,350
Interest-bearing deposits	126,816	18,256	15,703
	------------	------------	-----------
Total interest and dividend income	44,490,072	45,438,345	43,875,334
	------------	------------	-----------

Interest expense:
Deposits	8,428,760	11,530,057	13,920,124
Borrowed funds	951,060	1,309,169	2,175,744
Securities sold under agreements to repurchase	1,954,915	1,930,819	1,843,131
	------------	------------	-----------
Total interest expense	11,334,735	14,770,045	17,938,999
	------------	------------	-----------

Net interest income	33,155,337	30,668,300	25,936,335

Provision for loan losses	2,450,000	1,450,000	1,255,000
	------------	------------	-----------
Net interest income after provision for loan losses	30,705,337	29,218,300	24,681,335
	------------	------------	-----------

Other operating income:
Trust & investment services income	8,088,654	6,833,755	6,345,041
Service charges on deposit accounts	5,263,215	5,046,976	4,706,049
Net gain on securities transactions	784,589	589,456	9,680
Other-than-temporary loss on investment securities:
Total impairment losses	(2,242,446)	(803,222)	-
Loss recognized in other comprehensive income	-	-	-
	------------	------------	-----------
Net impairment loss recognized in earnings	(2,242,446)	(803,222)	-
	------------	------------	-----------
Net gain on sales of loans held for sale	258,572	114,283	97,595
Credit card merchant earnings	178,180	1,483,558	1,636,787
Gain on sale of merchant discount services	-	466,510	-
Gains on sales of other real estate	24,097	-	671,923
Income from bank owned life insurance	51,129	-	-
Other	3,303,505	3,406,836	3,161,439
	------------	------------	-----------
Total other operating income	15,709,495	17,138,152	16,628,514
	------------	------------	-----------

Other operating expenses:
Salaries and wages	15,055,292	13,650,512	12,609,190
Pension and other employee benefits	5,096,509	2,340,527	2,030,036
Net occupancy expenses	4,283,554	4,044,212	3,248,482
Furniture and equipment expenses	1,996,067	1,998,232	1,983,011
Amortization of intangible assets	933,305	1,315,082	633,363
Data processing expense	4,078,361	4,186,764	3,802,642
Losses on sales of other real estate	29,010	15,005	22,858
FDIC insurance	1,512,629	110,470	69,302
Other	6,336,607	6,307,181	6,121,470
	------------	------------	-----------
Total other operating expenses	39,321,334	33,967,985	30,520,354
	------------	------------	-----------
Income before income tax expense	7,093,498	12,388,467	10,789,495
Income tax expense	1,860,663	4,034,623	3,530,112
	------------	------------	-----------
Net income	$ 5,232,835	$ 8,353,844	$ 7,259,383
	============	============	===========

Weighted average shares outstanding	3,603,129	3,593,751	3,594,998
	============	============	===========

Basic and diluted earnings per share	$1.45	$2.32	$2.02
	=====	=====	=====

See accompanying notes to consolidated financial statements.

===============================================F-4==============================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2007	$ 43,001	$22,652,405	$77,183,407	$(19,496,106)	$ 1,915,554	$82,298,261
Comprehensive Income:
Net income	-	-	7,259,383	-	-	7,259,383
Change in unrealized gain on securities AFS, net	-	-	-	-	1,986,127	1,986,127
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	477,710	477,710
Total comprehensive income						9,723,220
Restricted stock units for directors' deferred compensation plan	-	84,867	-	-	-	84,867
Distribution of 7,334 shares of treasury stock for directors' compensation plan	-	54,265	-	187,017	-	241,282
Distribution of 1,230 shares restricted stock units for directors' deferred compensation plan	-	(27,659)	-	31,476	-	3,817
Distribution of 1,000 shares of treasury stock for employee compensation	-	3,250	-	25,750	-	29,000
Cash dividends declared ($.97 per share)	-	-	(3,413,259)	-	-	(3,413,259)
Sale of 13,700 shares of treasury stock	-	34,113		352,911		387,024
Purchase of 40,325 shares of treasury stock	-	-	-	(1,239,262)	-	(1,239,262)
Balances at December 31, 2007	43,001	22,801,241	81,029,531	(20,138,214)	4,379,391	88,114,950
Comprehensive Income:
Net income	-	-	8,353,844	-	-	8,353,844
Change in unrealized gain on securities AFS, net	-	-	-	-	(1,312,069)	(1,312,069)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(8,306,333)	(8,306,333)
Total comprehensive (loss) income						(1,264,558)
Restricted stock units for directors' deferred compensation plan	-	103,365	-	-	-	103,365
Distribution of 8,227 shares of treasury stock for directors' compensation	-	12,180	-	212,010	-	224,190
Distribution of 1,273 shares restricted stock units for directors' deferred compensation	-	(30,818)	-	32,818	-	2,000
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Cash dividends declared ($1.00 per share)	-	-	(3,514,738)	-	-	(3,514,738)
Sale of 9,400 shares of treasury stock	-	(4,989)	-	242,288		237,299
Purchase of 37,124 shares of treasury stock	-	-	-	(930,363)	-	(930,363)
Balances at December 31, 2008	43,001	22,881,937	85,868,637	(20,547,419)	(5,239,011)	83,007,145
Cumulative effect of change in accounting principle, adoption of other-than-temporary impairment guidance, net	-	-	246,544	-	(246,544)	-
Comprehensive Income:
Net income	-	-	5,232,835	-	-	5,232,835
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	772,279	772,279
Change in unrealized gains (losses) on securities AFS for which a portion of an other-than-temporary impairment has been recognized in earnings, net	-	-	-	-	528,827	528,827
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	3,618,614	3,618,614
Total comprehensive (loss) income						10,152,555
Restricted stock units for directors' deferred compensation plan	-	104,929	-	-	-	104,929
Distribution of 10,867 shares of treasury stock for directors' compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 1,333 shares restricted stock units for directors' deferred compensation	-	(36,617)	-	34,271	-	(2,346)
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Cash dividends declared ($1.00 per share)	-	-	(3,521,685)	-	-	(3,521,685)
Sale of 11,800 shares of treasury stock	-	(74,107)	-	303,627		229,520
Purchase of 7,778 shares of treasury stock	-	-	-	(156,143)	-	(156,143)
Balances at December 31, 2009	$ 43,001	$22,806,829	$87,826,331	$(20,024,661)	$ (565,835)	$90,085,665

See accompanying notes to consolidated financial statements.

========================================================================F-5=========================================================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31
	2009	2008	2007
Cash flows from operating activities:

Net income	$ 5,232,835	$ 8,353,844	$ 7,259,383
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	933,305	1,315,082	633,363
Deferred income tax (benefit) expense	(1,949,446)	(185,160)	471,138
Provision for loan losses	2,450,000	1,450,000	1,255,000
Depreciation and amortization of fixed assets	2,792,807	2,725,428	2,618,987
Amortization of premiums on securities, net	386,612	(5,851)	45,370
Accretion of deferred gain on sale of credit cards	-	-	(86,188)
Gains on sales of loans held for sale, net	(258,572)	(114,283)	(11,407)
Proceeds from sales of loans held for sale	13,514,127	3,848,275	503,857
Loans originated and held for sale	(13,374,645)	(3,775,005)	(492,450)
Net loss (gain) on sale of other real estate owned	4,913	15,005	(649,065)
Net gains on securities transactions	(784,589)	(589,456)	(9,680)
Net impairment loss recognized on investment securities	2,242,446	803,222	-
Decrease (increase)in other assets	1,408,261	7,194,870	(783,637)
Increase in prepaid FDIC Assessment	(3,941,521)	-	-
Decrease in accrued interest payable	(333,978)	(25,539)	(30,854)
Expense related to employee stock compensation	50,000	35,000	29,000
Expense related to restricted stock units for directors' deferred compensation plan	104,929	103,365	84,867
(Decrease) increase in other liabilities	(1,689,170)	(7,029,759)	4,916,415
Income from bank owned life insurance	(51,129)	-	-
Origination of student loans	-	(3,407,942)	(5,733,707)
Proceeds from sales of student loans	1,942,673	7,647,892	5,218,044
	-------------	------------	------------

Net cash provided by operating activities	8,679,858	18,358,988	15,238,436
	-------------	------------	------------

Cash flows from investing activities:

Proceeds from sales of securities available for sale	10,834,755	-	-
Proceeds from maturities, calls and principal collected on securities available for sale	116,094,145	66,544,535	32,791,379
Proceeds from maturities, calls and principal collected on securities held to maturity	8,266,171	1,654,701	4,122,044
Purchases of securities available for sale	(161,072,813)	(94,826,153)	(10,100,000)
Purchases of securities held to maturity	(11,987,188)	(5,613,721)	(1,735,650)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(443,650)	(20,570,400)	(25,179,300)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	535,500	23,317,000	22,882,500
Cash paid for purchase of trust business	-	-	(5,301,983)
Net cash received in branch acquisition	-	43,542,640	-
Net cash received in Bank of Canton acquisition	2,876,462	-	-
Cash paid for purchase of Cascio Financial	-	(250,000)	-
Proceeds from sale of other real estate owned	421,871	37,515	2,421,026
Purchases of premises and equipment	(1,819,689)	(4,182,718)	(4,116,999)
Net decrease (increase) in loans	24,994,960	(18,693,020)	(62,194,985)
	------------	-------------	-------------

Net cash used by investing activities	(11,299,476)	(9,039,621)	(46,411,968)
	------------	-------------	-------------

=============================================F-6===============================================
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (con't)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and insured money market accounts	90,109,046	26,602,484	(9,050,100)
Net (decrease) in time deposits and individual retirement accounts	(18,809,498)	(7,236,981)	(3,441,848)
Net (decrease) increase in securities sold under agreements to repurchase	(9,149,257)	32,200,222	(3,811,656)
Proceeds from Federal Home Loan Bank term advances	-	-	10,000,000
Proceeds from Federal Home Loan Bank overnight advances	-	-	62,400,000
Repayments of Federal Home Loan Bank overnight advances	-	(62,400,000)	(7,900,000)
Repayment of Federal Home Loan Bank term advances	-	-	(10,000,000)
Purchase of treasury stock	(156,143)	(930,363)	(1,239,262)
Sale of treasury stock	229,520	237,299	387,025
Cash dividends paid	(3,517,034)	(3,518,983)	(3,382,566)
	------------	------------	-------------

Net cash provided (usued) by financing activities	58,706,634	(15,046,322)	33,961,593
	------------	------------	-------------

Net increase (decrease) in cash and cash equivalents	56,087,016	(5,726,955)	2,788,061

Cash and cash equivalents, beginning of year	23,651,380	29,378,335	26,590,274
	------------	------------	------------

Cash and cash equivalents, end of year	$79,738,396	$23,651,380	$29,378,335
	============	============	============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,472,434	$14,795,584	$17,969,853
	============	============	============
Income taxes	$ 7,399,018	$ 3,320,850	$ 30,972
	============	============	============

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 427,108	$ 454,041	$ 27,200
	============	============	============

See accompanying notes to consolidated financial statements.

===============================================F-7==============================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 and 2007

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses, other-than-temporary impairment of investment securities and goodwill and other intangibles are particularly subject to change.

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

=========================================F-8===========================================

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, review of specific problem loans (including evaluations of the underlying collateral), changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management believes that the allowance for loan losses is adequate to absorb probable incurred losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

=========================================F-9===========================================

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

INCOME TAXES

The Corporation files a consolidated tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for unused tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled, or the tax loss carryforwards are expected to be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts. The unaudited market value of trust assets under administration totaled $1.632 billion at December 31, 2009 and $1.578 billion at December 31, 2008.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Goodwill and other intangible assets carried on the Corporation's consolidated financial statements totaled $15.6 million and $15.0 million, respectively, at December 31, 2009 and 2008.

=========================================F-10==========================================

The Corporation's other intangible assets resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of three former M&T Bank branch offices in March 2008, the acquisition of Cascio Financial Strategies in May of 2008 and the acquisition of Canton Bancorp, Inc. in May 2009, with balances of $4.134 million, $813 thousand, $341 thousand and $99 thousand, respectively, at December 31, 2009. The trust business intangible is being amortized to expense over the expected useful life of 15 years. The identifiable core deposit and customer relationship intangibles related to the M&T branch offices and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 and 7 year accelerated method, respectively. The customer relationship intangible for Cascio Financial is being expensed over a 5 year period. The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value. If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.

Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2009.

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

==========================================F-11==========================================

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation adopted this guidance on January 1, 2009. The effect of adopting this new guidance was not material.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation adopted this guidance on January 1, 2009. The new guidance was applied to the Canton acquisition, resulting in the recognition of acquisition costs of $1.448 million in 2009.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In December 2008, the FASB issued guidance on an employer's disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The guidance also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The Corporation adopted this guidance on January 1, 2009. Upon initial application, provisions of the guidance are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment ("OTTI") related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. The Corporation elected to adopt this guidance as of April 1, 2009. At adoption, the Corporation reversed $402 thousand (pre-tax) of previously recognized impairment charges, representing the non-credit portion.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability's fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The adoption of this guidance on June 30, 2009 did not have a material impact on the results of operations or financial position.

=========================================F-12==========================================

EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is expected to be immaterial.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is expected to be immaterial.

(2) RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was $750,000 at both December 31, 2009 and December 31, 2008.

(3) SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2009 and 2008 are as follows:
	2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 84,669,025	$ 84,620,520	$ 60,190,338	$ 61,543,499
Mortgage-backed securities, residential	91,893,807	93,944,883	100,791,511	102,932,724
Obligations of states and political subdivisions	31,280,180	32,125,087	16,264,746	16,419,984
Corporate bonds and notes	11,740,197	12,184,682	2,500,000	1,750,000
Trust preferred securities	2,983,306	2,261,480	4,809,523	3,285,000
Corporate stocks	825,488	5,846,981	827,089	5,323,693
	-------------	--------------	-------------	-------------
Total	$ 223,392,003	$ 230,983,633	$ 185,383,207	$ 191,254,900
	=============	==============	=============	=============

Gross unrealized gains and losses on securities available for sale at December 31, 2009 and 2008, were as follows:
	2009		2008
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 120,332	$ 168,837	$ 1,353,161	$ -
Mortgage-backed securities, residential	2,244,777	193,701	2,302,649	161,436
Obligations of states and political subdivisions	847,618	2,711	239,458	84,220
Corporate bonds and notes	519,488	75,003	-	750,000
Trust preferred securities	-	721,826	-	1,524,523
Corporate stocks	5,043,198	21,705	4,496,604	-
	-----------	-----------	-----------	-----------
Total	$ 8,775,413	$ 1,183,783	$ 8,391,872	$ 2,520,179
	===========	===========	===========	===========

=========================================F-13==========================================

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2009, for debt securities available for sale are as follows:
	Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$54,096,953	$54,163,485	$ 20,572,853	$20,510,505
Mortgage-backed securities, residential	5,518,605	5,567,258	86,146,929	88,145,118
Obligations of states and political subdivisions	3,553,420	3,581,466	16,529,827	17,064,843
Corporate bonds and notes	704,673	706,822	11,035,524	11,477,860
Trust preferred securities	-	-	-	-
	-----------	-----------	------------	-------------
Total	$63,873,651	$64,019,031	$134,285,133	$137,198,326
	===========	===========	============	=============

	Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of U.S. Government and U.S.Government sponsored enterprises	$ 9,999,219	$ 9,946,530	$ -	$ -
Mortgage-backed securities, residential	-	-	228,273	232,507
Obligations of states and political subdivisions	11,196,933	11,478,778	-	-
Corporate bonds and notes	-	-	-	-
Trust preferred securities	-	-	2,983,306	2,261,480
	-----------	-----------	------------	-------------
Total	$21,196,152	$21,425,308	$ 3,211,579	$ 2,493,987
	===========	===========	============	=============

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $10,834,755, $1,509,456 and $1,038,750 for the years ended December 31, 2009, 2008 and 2007, respectively. Gross gains of $784,589, $589,456 and $9,680 were realized on these sales and calls during 2009, 2008 and 2007, respectively. There were no gross losses on these transactions for the years ended December 31, 2009, 2008 and 2007. The tax provision related to security gains was $303,526, $228,037 and $3,745 respectively.

Amortized cost and estimated fair value of securities held to maturity at December 31, 2009 and 2008 are as follows:
	2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$ 12,159,852	$ 12,647,314	$ 8,438,835	$ 9,214,787
	------------	------------	-----------	-----------
Total	$ 12,159,852	$ 12,647,314	$ 8,438,835	$ 9,214,787
	============	============	===========	===========

Securities held to maturity had unrealized gains totaling $491,943 and $775,952 at December 31, 2009 and 2008, respectively. There were unrealized losses totaling $4,481 at December 31, 2009. There were no unrealized losses at December 31, 2008. There were no sales of securities held to maturity in 2009, 2008 or 2007.

==========================================F-14=========================================

The contractual maturity of securities held to maturity is as follows at December 31, 2009:
Maturing
	Within One Year		After One, But Within Five Years
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 6,999,791	$ 7,073,795	$ 3,426,581	$ 3,668,516
	-----------	-----------	-----------	-----------
Total	$ 6,999,791	$ 7,073,795	$ 3,426,581	$ 3,668,516
	===========	===========	===========	===========
Maturing
	After Five, But Within Ten Years		After Ten Years

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Obligations of states and political subdivisions	$ 1,533,480	$ 1,661,885	$ 200,000	$ 243,118
	-----------	-----------	-----------	-----------
Total	$ 1,533,480	$ 1,661,885	$ 200,000	$ 243,118
	===========	===========	===========	===========

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at December 31, 2009 and December 31, 2008 by aggregated major security type and length of time in a continous unrealized position:
	Less than 12 months		12 months or longer		Total
2009	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S.Government and U.S. Government sponsored enterprises	$39,979,031	$ 168,837	$ -	$ -	$39,979,031	$ 168,837
Mortgage-backed securities, residential	23,475,694	193,702	-	-	23,475,694	193,702
Obligations of states and political subdivisions	730,776	7,192	-	-	730,776	7,192
Corporate bonds and notes	200,222	3	2,425,000	75,000	2,625,222	75,003
Trust preferred securities	60,480	102,420	2,201,000	619,405	2,261,480	721,825
Corporate stocks	28,287	21,705	-	-	28,287	21,705
	-----------	-----------	-----------	----------	------------	----------
Total temporarily impaired securities	$64,474,490	$ 493,859	$ 4,626,000	$ 694,405	$69,100,490	$1,188,264
	===========	===========	===========	==========	============	==========

	Less than 12 months		12 months or longer		Total
2008	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Obligations of U.S.Government and US Government sponsored enterprises	$ -	$ -	$ -	$ -	$ -	$ -
Mortgage-backed securities, residential	2,178,309	29,993	6,445,524	131,442	8,623,833	161,435
Obligations of states and political subdivisions	5,018,240	84,221	-	-	5,018,240	84,221
Corporate bonds and notes	1,750,000	750,000	-	-	1,750,000	750,000
Trust preferred securities	2,525,000	1,524,523			2,525,000	1,524,523
Corporate stocks	-	-	-	-	-	-
	-----------	-----------	-----------	----------	-----------	-----------
Total temporarily impaired securities	$11,471,549	$ 2,388,737	$ 6,445,524	$ 131,442	$17,917,073	$ 2,520,179
	===========	===========	===========	==========	===========	===========

Other-Than-Temporary-Impairment

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

In order to determine OTTI for purchased beneficial interests, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

=========================================F-15==========================================

When OTTI occurs, for either debt securities or purchased beneficial interests, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2009, the majority of the Corporation's unrealized losses in the investment securities portfolio related to four trust preferred securities held. Two of these securities are single issue trust preferred securities, both of which continue to be rated Baa1, which is defined as lower medium credit quality by Moody's. The combined market value of these two securities was $1.75 million with unrealized losses of $117 thousand at December 31, 2009. The Corporation continues to monitor these securities and believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

Our analysis of these investments includes $1.1 million book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at December 31, 2009 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

In determining the amount of "currently performing" collateral for the purposes of modeling the expected future cash flows, management analyzed the default and deferral history over the past 18 months in both of the securities held. This review indicated significant increases in the number and amount of defaults and deferrals by the issuers. Additionally, management has noted the correlation between the rising levels of non-performing loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and/or deferred interest payments. Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes. Management expects the trend of higher default and deferral levels to continue over the next 12 to 24 months as it is widely predicted by experts in the industry that the level of bank failures in 2010 will most probably exceed the 140 bank failures reported in 2009, potentially negatively impacting the future cash flows of these securities.

=========================================F-16==========================================

The following table provides detailed information related to the pooled trust preferred securities held as of December 31, 2009:
Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral
MM Community Funding IX, Ltd. (Class B-2)	18.43%	15.01%	-37.33%	25.47%

TPREF Funding II, Ltd. (Class B)	12.56%	13.51%	-28.91%	16.04%

In the table above, "Excess Subordination as % of Performing Collateral" was calculated by dividing the difference between the total face value of performing collateral less the face value of all outstanding note balances not subordinate to our investment, by the total face value of performing collateral. This ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Corporation's securities would be impacted. As mentioned earlier, the levels of defaults and deferrals in these pools have increased significantly in recent months, which have resulted in a significant reduction in the amount of performing collateral. As a result, the negative Excess Subordination as a % of Performing Collateral percentages shown above indicate there is no support from subordinate tranches available to absorb losses before the Corporation's securities would be impacted. A negative ratio is not the only factor to consider when determining if an OTTI should be recorded. Other factors affect the timing and amount of cash flows available for payments to investors such as the excess interest paid by the issuers, as issuers typically pay higher rates of interest than are paid out to investors.

Upon completion of the December 31, 2009 analysis, our model indicated other-than-temporary impairment on both of these securities, since both experienced additional defaults or deferrals of underlying issuers during the period. For the year ended December 31, 2009, OTTI losses recognized in earnings totaled $2.242 million. Both of these securities remained classified as available for sale and represented $605 thousand of the unrealized losses reported at December 31, 2009. Both securities continue to accrue interest and payments continue to be made as agreed.

When the analysis of these securities was conducted at December 31, 2009, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase, was compared to the previous quarters' analysis. This analysis indicated a further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams. Therefore the amount of this decline in fair value or OTTI was recorded in earnings. Additionally, the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the securities based on current market conditions and interest rates. This comparison indicated an increase in value from the previous quarter based on factors other than credit which resulted in a gain reported in other comprehensive income. This result is consistent with the fact that some improvement has been noted recently in the credit markets related to overall corporate and financial institution credit spreads. Therefore, while the credit quality related to these securities declined during the quarter, the change in value related to other factors actually improved and partially offset the decline in credit quality when assessing the overall fair value of the impaired securities. This explains how changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities. Therefore the recognition of additional credit related OTTI resulted in a gain reported in other comprehensive income.

=========================================F-17=======================================

The table below presents a rollforward of the cumulative credit losses recognized in earnings for the year ended December 31, 2009:
Beginning balance, January 1, 2009	$ 803,222
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	1,243,246
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than- temporary impairment was previously recognized	999,200
-----------
Ending balance, December 31, 2009	$ 3,045,668
===========

Interest and dividend income on securities for the years ended December 31, 2009, 2008 and 2007 was as follows:
	2009	2008	2007
Taxable:
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 1,969,773	$ 2,993,428	$ 3,509,949
Mortgage-backed securities, residential	4,186,550	3,893,983	2,648,457
Corporate bonds and notes	362,188	169,654	143,533
Trust preferred securities	306,102	365,083	210,796
Corporate stocks	311,499	464,109	474,530
Exempt from Federal taxation:
Obligations of states and political subdivisions	1,131,610	804,360	794,630
	-----------	-----------	-----------
Total	$ 8,267,722	$ 8,690,617	$ 7,781,895
	===========	===========	===========

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $142,575,099 at December 31, 2009 and $151,467,956 at December 31, 2008. This includes mortgage-backed securities, residential totaling $52,709,353 and $65,892,652 (fair value of $54,486,045 and $67,664,077), and obligations of U.S. Government sponsored enterprises totaling $11,601,161 and $19,199,068 (fair value of $11,646,404 and $19,542,379), pledged to secure securities sold under agreements to repurchase at December 31, 2009 and 2008, respectively.

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2009 or 2008.

The Corporation has an equity investment in Cephas Capital Partners, L.P. This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2009 and 2008, these investments totaled $2,428,436 and $2,549,222, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:
December 31,	2009	2008
Residential mortgages	$162,446,550	$156,633,166
Commercial mortgages	120,912,941	91,881,682
Commercial, financial and agricultural	121,058,808	123,596,986
Indirect consumer loans	94,122,278	101,076,153
Consumer loans	97,312,215	91,997,167
	-------------	-------------
	$595,852,792	$565,185,154
	=============	=============

Residential mortgages held for sale as of December 31, 2009 and 2008 were $199,503 and $80,413, respectively.

=========================================F-18==========================================

Residential mortgages totaling $106,596,585 at December 31, 2009, and $111,242,438 December 31, 2008, were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

The Corporation's market area encompasses the New York State counties of Broome, Chemung, Herkimer, Schuyler, Steuben, Tioga, and Tompkins, as well as Bradford County in the northern tier of Pennsylvania. Substantially all of the Corporation's outstanding loans are with borrowers living or doing business within 25 miles of the Corporation's branches in these counties. The Corporation's concentrations of credit risk by loan type are reflected in the preceding table. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans, generally follow the loan classifications in the table above. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The following table summarizes the Corporation's non-performing loans at December 31, 2009 and 2008:
	2009	2008
Non-accrual loans	$ 5,910,051	$ 2,822,115
Troubled debt restructurings	7,376,972	745,926
Loans 90 days or more past due and still accruing interest	517,359	975,567
	-----------	-----------
Total non-performing loans	$13,804,382	$ 4,543,608
	===========	===========

The total amount of interest income that would have been recorded if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, in 2009, 2008 and 2007 was $932,318, $255,775 and $234,716, respectively. Interest income was recognized in 2009, 2008 and 2007 on those loans in the amount of $596,301, $84,620, and $58,818, respectively. The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows:
	2009	2008	2007
Balances at January 1	$ 9,105,517	$ 8,452,819	$ 7,983,256
Provision charged to operations	2,450,000	1,450,000	1,255,000
Loans charged-off	(1,840,899)	(1,372,415)	(1,288,267)
Recoveries	252,605	575,113	502,830
	------------	------------	------------
Balances at December 31	$ 9,967,223	$ 9,105,517	$ 8.452.819
	============	============	============

At December 31, 2009 and 2008, the recorded investment in loans that are considered to be impaired totaled $10,093,199 and $2,690,174, respectively. Included in the 2009 amount are impaired loans of $3,357,906 for which an impairment allowance has been recognized. The related impairment allowance was $844,551. The 2008 amount includes $1,663,761 of impaired loans with a related impairment allowance of $1,276,359. The average recorded investment in impaired loans during 2009, 2008 and 2007 was $9,300,071, $2,551,013 and $2,487,040, respectively. During 2009 interest income recognized on impaired loans during the period the loans were impaired totaled $476,150, $183,280 of which was recognized on a cash-basis. During 2008, interest income recognized on impaired loans during the period the loans were impaired totaled $65,256, $1,640 of which was recognized on a cash-basis. During 2007, interest income recognized on impaired loans during the period the loans were impaired totaled $44,094, none of which was recognized on a cash-basis.

(5) PREMISES & EQUIPMENT

Premises and equipment at December 31, 2009 and 2008 are as follows:
	2009	2008
Land	$ 3,559,558	$ 3,371,408
Buildings	30,060,241	28,991,156
Equipment and furniture	28,356,217	27,397,896
Leasehold improvements	2,914,386	2,388,870
	-----------	-----------
	$64,890,402	$62,149,330
Less accumulated depreciation and amortization	40,004,281	37,211,522
	-----------	-----------
	$24,886,121	$24,937,808
	===========	===========

Depreciation expense was $2,792,807, $2,725,428 and $2,618,987 for 2009, 2008 and 2007, respectively.

=========================================F-19==========================================

Operating Leases: The Corporation leases certain branch properties under operating leases. Rent Expense was $662,119, $568,823, and $169,981 for 2009, 2008, and 2007. Rent committments, before considering renewal options that generally are present, were as follows:
Year	Estimated Expense
2010	$ 576,617
2011	556,576
2012	552,660
2013	543,210
2014	541,267
2015 and thereafter	3,127,651
-----------
Total	$ 5,897,981
===========

(6) BUSINESS COMBINATIONS

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

Under the terms of the agreement, each shareholder of Canton Bancorp, Inc. received a cash payout of $272 per share, totaling approximately $7.7 million. The total purchase price resulted in approximately $1.4 million in goodwill and $116 thousand of other identifiable intangible assets. Goodwill will not be amortized but instead evaluated periodically for impairment, consistent with current accounting standards. Other identifiable intangible assets are being amortized using an accelerated method over 7 years. None of the goodwill recognized is expected to be deductible for income tax purposes. Other identifiable intangible assets are deductible for income tax purposes on a straight-line basis over 15 years.

Net assets acquired at May 29, 2009 are shown in the table below (in thousands).
Cash and due from banks	$ 10,528
Securities available for sale	5,525
Loans, net	58,766
Goodwill	1,433
Other identifiable intangible assets	116
Other assets	4,691
--------
Total assets acquired	$ 81,059

Deposits	$ 72,854
Other liabilities	553
--------
Total liabilities assumed	$ 73,407

Net assets acquired	$ 7,652
========

The gross contractual amount receivable of loans acquired, excluding those loans considered to be impaired, was $57.8 million, with a fair value of $57.7 million, all of which is expected to be collected.

=========================================F-20=========================================

Canton Bancorp, Inc.'s results of operations have been reflected in Chemung Financial Corporation's consolidated statements of income beginning as of the acquisition date. As we merged the acquiree into the business operations of Chemung Canal Trust Company as of the acquisition date, it is not practicable to disclose the amount of revenue and earnings of the acquiree from the acquisition date through December 31, 2009 as the amounts cannot be readily determined. Pro forma condensed consolidated income statements for the years ended December 31, 2009 and 2008 as if the merger occurred at the beginning of each period presented are as follows (in thousands):

	December 31, 2009	December 31, 2008
	-------------------	-------------------
Interest and dividend income	$ 46,232	$ 50,218
Interest expense	12,094	17,247
	--------	--------
Net interest income	34,138	32,971
Provision for loan losses	2,500	1,810
	--------	--------
Net interest income after provision for loan losses	31,638	31,161
Non-interest income	15,851	17,562
Non-interest expense	40,912	36,466
	--------	--------
Income before income taxes	6,577	12,257
Income tax expense	1,685	3,990
	--------	--------
Net income	$ 4,892	$ 8,267
	========	========

Non-interest expense for the year ended December 31, 2009 includes $1.4 million of direct acquisition related expenses incurred by the Corporation.

(7) GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ending December 31,2009, 2008 and 2007 were as follows:

2009	2008		2007
Beginning of year	$ 8,806,796	$ 1,516,666	$ 1,516,666
Acquired goodwill	1,432,731	7,290,130	-
	------------	-----------	-----------
End of year	$ 10,239,527	$ 8,806,796	$ 1,516,666
	============	===========	===========

Acquired intangible assets were as follows at December 31, 2009 and 2008:
	At December 31, 2009		At December 31, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core deposit intangibles	$ 7,140,066	$ 6,422,294	$ 7,024,461	$ 6,013,280
Other customer relationship intangibles	6,133,116	1,464,094	6,133,116	939,803
	-----------	------------	-----------	-----------
Carrying amount	$13,273,182	$ 7,886,388	$13,157,577	$ 6,953,083
	===========	============	===========	===========

Aggregate amortization expense was $933,305, $1,315,082 and $633,363 for 2009, 2008 and 2007.

The remaining estimated aggregate amortization expense at December 31, 2009 is listed below:
Year	Estimated Expense
2010	$ 730,895
2011	680,439
2012	629,983
2013	521,195
2014	429,073
2015 and thereafter	2,395,209
-----------
Total	$ 5,386,794
===========

==========================================F-21=========================================

(8) DEPOSITS

A summary of deposits at December 31, 2009 and 2008 is as follows:
	2009	2008
Non-interest-bearing demand deposits	$195,613,007	$157,690,737
Interest-bearing demand deposits	48,273,844	39,287,509
Insured money market accounts	144,501,615	96,215,118
Savings deposits	130,207,216	113,067,542
Time deposits	282,467,411	250,648,443
	------------	------------
	$801,063,093	$656,909,349
	============	============

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $88,609,343 and $71,234,389 at December 31, 2009 and 2008, respectively. Interest expense on such certificates was $2,349,396, $2,676,559 and $4,109,885 for 2009, 2008 and 2007, respectively.

Scheduled maturities of time deposits at December 31, 2009, are summarized as follows:
2010	$ 208,697,908
2011	44,415,877
2012	16,164,932
2013	7,163,355
2014	5,947,063
2015 and thereafter	78,276
-------------
$ 282,467,411
=============

(9) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2009, 2008 and 2007 is as follows:
	2009	2008	2007
Securities sold under agreements to repurchase:
Balance at December 31	$ 54,263,257	$ 63,412,514	$ 31,212,292
Maximum month-end balance	$ 66,190,640	$ 65,802,532	$ 40,312,166
Average balance during year	$ 59,141,554	$ 53,630,728	$ 36,032,437
Weighted-average rate at December 31	3.36%	3.33%	4.43%
Average rate paid during year	3.31%	3.60%	5.12%

Information concerning outstanding securities repurchase agreements as of December 31, 2009 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$ 6,763,257	$ -	0.08%	$ 12,311,663
After 90 days but within one year	10,000,000	44,508	3.27%	11,687,357
After one year but within five years	17,500,000	77,547	3.81%	21,989,488
After five years but within ten years	20,000,000	64,506	4.13%	20,419,010
	------------	--------	-----	------------
Total	$ 54,263,257	$ 186,561	3.36%	$ 66,407,518
	============	=========	=====	============

  The weighted-average remaining term to final maturity was approximately 3.5 years at December 31, 2009. At December 31, 2009, $22.5 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2009 on the callable securities repurchase agreements was 4.23%, with a weighted-average remaining period of approximately 3.4 years to the call date. At December 31, 2009, $31.8 million of the securities repurchase agreements did not contain call provisions. The weighted-average rate at December 31, 2009 on the non-callable securities repurchase agreements was 2.75%, with a weighted-average term to maturity of approximately 11 months.

  Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $275 thousand at December 31, 2009.

=========================================F-22==========================================

(10) FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2009 and 2008:

2009
Amount	Weighted-Average Rate	Maturity	Call Date
$ 10,000.000	4.77%	July 27, 2012	-
10,000,000	4.60%	December 22, 2016	December 22, 2011
------------	------
$ 20,000,000	4.69%
============	======

2008
Amount	Weighted-Average Rate	Maturity	Call Date
$ 10,000.000	4.77%	July 27, 2012	July 27, 2009
10,000,000	4.60%	December 22, 2016	December 22, 2011
------------	------
$ 20,000,000	4.69%
============	======

Residential mortgages totaling $106,596,585 and $111,242,438, at December 31, 2009 and 2008, respectively, were pledged under a blanket collateral agreement for the Corporation's advances with the FHLB. Each advance is payable at its maturity date, with a prepayment penalty for any term advances. Based on this collateral the Corporation is eligible to borrow up to a total of $65,293,578 at year-end 2009.

(11) INCOME TAXES

For the years ended December 31, 2009, 2008 and 2007, income tax expense attributable to income from operations consisted of the following:
Current:	2009	2008	2007
State	$ 343,339	$ 255,429	$ (6,698)
Federal	3,466,770	3,964,354	3,065,672
	------------	------------	------------
	3,810,109	4,219,783	3 058,974
Deferred (benefit) expense	(1,949,446)	(185,160)	471,138
	------------	------------	------------
	$ 1,860,663	$ 4,034,623	$ 3,530,112
	============	============	============

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:
	2009	2008	2007
Tax computed at statutory rate	$ 2,411,789	$ 4,212,079	$ 3,668,428
Tax-exempt interest	(515,379)	(415,958)	(423,251)
Dividend exclusion	(35,417)	(45,694)	(43,773)
State taxes, net of Federal impact	(27,711)	309,796	353,888
Nondeductible interest expense	36,807	36,093	45,605
Other items, net	(9,426)	(61,693)	(70,785)
	------------	------------	------------
Actual income tax expense	$ 1,860,663	$ 4,034,623	$ 3,530,112
	============	============	============

=============================================F-23========================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, are presented below:
	2009	2008
Deferred tax assets:
Allowance for loan losses	$ 3,855,920	$ 3,522,560
Accrual for employee benefit plans	932,016	979,916
Depreciation	629,248	554,568
Deferred compensation and directors' fees	957,808	879,000
Tax attribute carryforwards	-	7,752
Purchase accounting adjustment - deposits	312,703	-
Purchase accounting adjustment - loans	102,101	-
Purchase accounting adjustment - fixed assets	226,181	-
Accounting for defined benefit pension and other benefit plans	3,301,035	5,584,197
Trust preferred impairment writedown	1,178,247	310,734
Other	517,625	468,139
	------------	------------
Total gross deferred tax assets	$ 12,012,884	$ 12,306,866
	============	============
Deferred tax liabilities:
Deferred loan fees and costs	$ 870,285	$ 942,316
Prepaid pension	4,342,391	5,057,817
Net unrealized gains on securities available for sale	3,092,455	2,271,523
Accrued trust fees	85,073	170,146
Other	493,462	332,696
	------------	------------
Total gross deferred tax liabilities	8,883,666	8,774,498
	------------	------------
Net deferred tax asset (liability)	$ 3,129,218	$ 3,532,368
	============	============

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

The Corporation had no unrecognized tax benefits at December 31, 2009 and does not expect unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest or penalties recorded in the income statement in income tax expense for the year ended December 31, 2009. As of December 31, 2009, there were no amounts accrued for interest or penalties related to uncertain tax positions.

The Corporation's practice is to recognize interest and penalties related to uncertain tax positions in tax expense. The Corporation is no longer subject to examinations by Federal taxing authorities for the years prior to 2006 and by New York State taxing authorities for the years prior to 2007. The Corporation is currently under audit by the Interal Revenue Service for the 2008 tax year. Any potential adjustments from the Federal examination are not expected to have a material effect on the Corporation's tax position.

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

==========================================F-24=========================================

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2009 and 2008:
Change in projected benefit obligation:	2009	2008
Benefit obligation at beginning of year	$25,043,299	$23,254,898
Service cost	876,063	718,579
Interest cost	1,430,585	1,348,752
Actuarial (gain) loss	(75,075)	906,692
Benefits paid	(1,216,369)	(1,185,622)
	------------	-------------
Benefit obligation at end of year	$26,058,503	$25,043,299
	============	============

Change in plan assets:
Fair value of plan assets at beginning of year	$23,486,098	$34,343,710
Actual return (loss) on plan assets	6,455,651	(9,671,990)
Employer contributions	-	-
Benefits paid	(1,216,369)	(1,185,622)
	------------	------------
Fair value of plan assets at end of year	$28,725,380	$23,486,098
	============	============
Funded status	$ 2,666,877	$(1,557,201)
	============	============

Amount recognized in accumulated other comprehensive income at December 31, 2009 and 2008 consist of the following:
	2009	2008
Net actuarial loss	$ 9,299,911	$15,212,473
Prior service cost	125,433	214,102
Unrecognized net initial obligation	-	-
	------------	-----------
Total before tax effects	$ 9,425,344	$15,426,575
	============	===========

The accumulated benefit obligation at December 31, 2009 and 2008 was $22,196,654 and $21,082,291, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2009, 2008 and 2007 were as follows:
	2009	2008	2007
Discount rate	6.10%	5.75%	6.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income in 2009, 2008 and 2007 consist of the following:
Net periodic benefit cost	2009	2008	2007
Service cost, benefits earned during the year	$ 876,063	$ 718,579	$ 646,922
Interest cost on projected benefit obligation	1,430,585	1,348,752	1,309,689
Expected return on plan assets	(1,833,928)	(2,702,622)	(2,502,101)
Amortization of net loss	1,215,764	-	-
Recognized prior service cost	88,669	88,672	88,672
Recognized actuarial loss	-	-	-
Recognized net initial obligation	-	798	69,888
	------------	------------	------------
Net periodic cost (benefit)	$ 1,777,153	$ (545,821)	$ (386,930)
	============	============	============
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	(4,696,798)	13,281,304	(612,378)
Recognized loss	(1,215,764)	-	-
Recognized prior service cost	(88,669)	(88,672)	(88,672)
Recognized net initial obligation	-	(798)	(69,888)
	------------	------------	-------------
Total recognized in other comprehensive (loss) income (before tax effect)	$(6,001,231)	$13,191,834	$ (770,938)
	============	============	============
Total recognized in net benefit cost and other comprehensive (loss) income (before tax effect)	$(4,224,078)	$12,646,013	$(1,157,868)
	============	=============	============

During 2009, the plan's total unrecognized net loss decreased by $5.9 million. The variance between the actual and expected return on plan assets during 2009 decreased the total unrecognized net loss by $4.6 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future working lifetime of the participants. As of January 1, 2009 the average expected future working lifetime of active plan participants was 10.75 years. Actual results for 2010 will depend on the 2010 actuarial valuation of the plan.

=========================================F-25==========================================
Amounts expected to be recognized in net periodic cost during 2010
Loss recognition	$ 597,895
Prior service cost recognition	45,890
Net initial obligation recognition	-

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows:
	2009	2008	2007
Discount rate	5.75%	6.00%	6.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant. Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types. The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds. Other investments may consist of mutual funds, money market funds and cash & cash equivalents. While no significant changes in the asset allocations are expected during the upcoming year, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a Capital Asset Pricing Model("CAPM") using historical and expected future returns of the various asset classes, reflecting the target allocations described below. Each 1% increase/(decrease) in the expected rate of return assumption would have (decreased)/increased the net periodic benefit cost for 2009 by $229,000.
Asset Category	Target Allocation 2010	Percentage of Plan Assets at December 31,		Weighted-Average Expected Long-Term Rate of Return
		2009	2008
Large Cap Domestic Equities	30% - 60%	51%	44%	10.3%
Mid-Cap Domestic Equities	0% - 20%	5%	3%	10.6%
Small-Cap Domestic Equities	0% - 15%	9%	11%	10.8%
International Equities	0% - 25%	0%	0%	10.3%
Intermediate Fixed	20% - 50%	30%	35%	4.7%
Income
Cash	0% - 20%	5%	7%	4.0%
		----	----	------
Total		100%	100%	8.35%
		====	====	======

The investment policy of the Plan is to provide for long-term growth of principal and income without undue exposure to risk. The focus is on long-term capital appreciation and income generation. The Corporation maintains an Investment Policy Statement ("IPS") that guides the investment allocation in the Plan. The IPS describes the target asset allocation positions as shown in the table above.

The Corporation has appointed an Employee Pension and Profit Sharing Committee to manage the general philosophy, objectives and process of the Plan. The Employee Pension and Profit Sharing Committee meets with the Investment Manager periodically to review the Plan's performance and to ensure that the current investment allocation is within the guidelines set forth in the IPS. Only the Employee Pension and Profit Sharing Committee, in consultation with the Investment Manager, can make adjustments to maintain target ranges and for any permanent changes to the IPS. Quarterly, the Board of Directors' Trust and Employee Benefits Committee reviews the performance of the plan with the Investment Manager.

As of December 31, 2009 and 2008, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

The Corporation used the following methods and significant assumptions to estimate the fair value of each type of financial instrument held by the pension plan:

=========================================F-26==========================================

Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. The fair value hierarchy described below requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Discounted cash flows are calculated using spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair value of the plan assets at December 31, 2009, by asset category, are as follows:
		Fair Value Measurement at December 31, 2009 Using
		----------------------------------------
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
------------	------------	------------	------------	------------
Cash	$ 1,407,299	$ 1,407,299	$ -	$ -

Equity securities:
U.S. companies	17,684,264	17,684,264	-	-
International companies	1,025,212	1,025,212	-	-

Mutual Funds	2,203,135	2,203,135	-	-

Debt securities:
U.S. Treasuries/Government bonds	3,741,944	1,706,226	2,035,718	-
U.S. Corporate bonds	2,663,526	-	2,663,526	-
	------------	------------	------------	------------
Total plan assets	$ 28,725,380	$ 24,026,136	$ 4,699,244	$ -
	============	============	============	============

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan:
Calendar Year	Future Expected Benefit Payments
2010	$ 1,200,530
2011	$ 1,269,189
2012	$ 1,374,345
2013	$ 1,438,533
2014	$ 1,523,668
2015-2019	$ 9,368,209

The Corporation does not expect to contribute to the plan during 2010. Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service. The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation. Expense under the plan totaled $315,731, $288,486, and $255,468 for the years ended December 31, 2009, 2008 and 2007, respectively. The plan's assets at December 31, 2009 and

=========================================F-27==========================================

2008, include 183,707 and 171,200 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements. Postretirement life insurance benefits are also provided to certain employees who retired prior to July 1981. This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self-insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside in the Central New York geographic area is provided under a group sponsored plan with Excellus BlueCross BlueShield called Medicare Blue PPO, with the retiree paying 100% of the premium. Excellus BlueCross BlueShield assumes full liability for the payment of health care benefits incurred after July 1, 2006. Current Medicare eligible retirees who reside outside of the Central New York geographic area were eligible for coverage under the Corporation's self insurance plan thru December 31, 2009, contributing 50% of the cost of coverage. Effective January 1, 2010, these out of area retirees were eligible for coverage under a Medicare Supplement Plan C administered by Excellus BlueCross BlueShield, contributing 50% of the premium. Current and future retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, contributing 50% of the cost of the coverage. Employees who retire after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan. Additionally, effective July 1, 2006, dental benefits were eliminated for all retirees.

The Corporation uses a December 31 measurement date for its postretirement medical benefits plan.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2009 and 2008:
Changes in accumulated postretirement benefit obligation:	2009	2008
Accumulated postretirement benefit obligation at beginning of year	$ 1,368,074	$ 1,215,193
Service cost	29,000	27,000
Interest cost	75,000	78,000
Participant contributions	57,947	51,870
Actuarial loss	23,848	235,950
Benefits paid	(188,765)	(239,939)
Retiree drug subsidy received	-	-
	------------	------------
Accumulated postretirement benefit obligation at end of year	$ 1,365,104	$ 1,368,074
	============	============

Change in plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contribution	130,818	188,069
Plan participants' contributions	57,947	51,870
Benefits paid	(188,765)	(239,939)
Retiree drug subsidy received	-	-
	------------	------------
Fair value of plan assets at end of year	$ -	$ -
	============	============

Funded status	$(1,365,104)	$(1,368,074)
	============	============

Amount recognized in accumulated other comprehensive income at December 31, 2009 and 2008 consist of the following:
	2009	2008
Net actuarial gain	$ (27,076)	$ (50,924)
Prior service benefit	(1,016,000)	(1,113,000)
	------------	------------
Total before tax effects	$(1,043,076)	$(1,163,924)
	============	============

Weighted-average assumption for disclosure as of December 31,:	2009	2008	2007
Discount rate	6.10%	5.75%	6.00%
Health care cost trend: Initial	15.00%	8.50%	9.00%
Health care cost trend: Ultimate	5.00%	4.50%	4.50%
Year ultimate reached	2020	2017	2016

=========================================F-28=========================================

The components of net periodic postretirement benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:
	2009	2008	2007
Service cost	$ 29,000	$ 27,000	$ 27,000
Interest cost	75,000	78,000	71,000
Recognized prior service benefit	(97,000)	(97,000)	(97,000)
Recognized actuarial gain	-	-	(7,000)
	----------	----------	----------
Net periodic postretirement cost (benefit)	$ 7,000	$ 8,000	$ (6,000)
	==========	==========	==========
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	23,848	235,950	(112,193)
Recognized actuarial gain	-	-	7,000
Recognized prior service benefit	97,000	97,000	97,000
	----------	-----------	-----------
Total recognized in other comprehensive income (before tax effect)	$ 120,848	$ 332,950	$ (8,193)
	==========	==========	==========
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$ 127,848	$ 340,950	$ (14,193)
	==========	==========	==========

During 2009, the plan's total unrecognized net gain decreased by $24 thousand. Because the total unrecognized net gain or loss is less than the greater of 10% of the accumulated postretirement benefit obligation or 10% of the plan assets, no amortization is anticipated in 2010. Actual results for 2010 will depend on the 2010 actuarial valuation of the plan.
Amounts expected to be recognized in net periodic cost during 2010:
Gain recognition	$ -
Prior service cost recognition	$(97,000)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:
Effect of a 1% increase in health care trend rate on:	2009	2008	2007
Benefit obligation	$ 8,000	$ 24,000	$ 26,000
Total service and interest cost	$ 500	$ 1,000	$ 2,000

Effect of a 1% decrease in health care trend rate on:
Benefit obligation	$ (8,000)	$ (29,000)	$ (33,000)
Total service and interest cost	$ (500)	$ (2,000)	$ (2,000)

Weighted-average assumptions for net periodic cost as of December 31,:	2009	2008	2007
Discount rate	5.75%	6.00%	6.00%
Health care cost trend: Initial	8.50%	9.00%	9.00%
Health care cost tread: Ultimate	4.50%	4.50%	4.50%
Year ultimate reached	2017	2016	2016

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten:
Calendar Year
2010	$ 137,000
2011	$ 158,000
2012	$ 153,000
2013	$ 161,000
2014	$ 113,000
2015-2019	$ 638,000

The Corporation's policy is to contribute the amount required to fund postretirement benefits as they become due to retirees. The amount expected to be required in contributions to the plan during 2010 is $137,000.

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code. The benefits under this plan are unfunded as of December 31, 2009 and 2008.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

=========================================F-29==========================================

The following table presents Executive Supplemental Pension plan status at December 31, 2009 and 2008:
Change in benefit obligation:	2009	2008
Benefit obligation at beginning of year	$ 956,076	$ 915,477
Service cost	26,767	14,094
Interest cost	52,826	53,168
Actuarial (gain) loss	(14,158)	34,614
Benefits paid	(74,730)	(61,277)
	-----------	-----------
Projected benefit obligation at end of year	$ 946,781	$ 956,076
Changes in plan assets:	===========	===========
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions prior to measurement date	74,730	61,277
Benefits paid	(74,730)	(61,277)
	-----------	-----------
Fair value of plan assets at end of year	$ -	$ -
	===========	===========

Unfunded status	$ (946,781)	$ (956,076)
	===========	===========

Amounts recognized in accumulated other comprehensive income at December 31, 2009 and 2008 consist of the following:
	2009	2008
Net actuarial loss	$ 139,333	$ 160,726
Prior service cost	-	-
	---------	---------
Total before tax effects	$ 139,333	$ 160,726
	=========	=========

Accumulated benefit obligation at December 31, 2009 and 2008 was $901,588 and $929,706, respectively.
Weighted-average assumption for disclosure as of December 31,:	2009	2008	2007
Discount rate	6.10%	5.75%	6.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:
Net periodic benefit cost	2009	2008	2007
Service cost	$ 26,767	$ 14,094	$ 15,981
Interest cost	52,826	53,168	48,815
Recognized prior service cost	-	4	1,448
Recognized actuarial loss	7,235	3,840	49,476
	----------	----------	----------
Net periodic postretirement benefit cost	$ 86,828	$ 71,106	$ 115,720
	==========	==========	==========
Other changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial (gain) loss	(14,158)	$ 34,614	$ 47,547
Recognized actuarial (loss)	(7,235)	(3,840)	(49,476)
Recognized prior service cost	-	(4)	(1,448)
	----------	----------	-----------
Total recognized in other comprehensive income (before tax effect)	$ (21,393)	$ 30,770	$ (3,377)
	==========	==========	==========
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$ 65,435	$ 101,876	$ 112,343
	==========	==========	==========

During 2009, the plan's total unrecognized net loss decreased by $21 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future working lifetime of the participants. As of January 1, 2010 the average expected future working lifetime of active plan participants was 8 years.
Amounts expected to be recognized in net periodic cost during 2010:
Loss recognition	$ 5,582
Prior service cost recognition	$ -

==========================================F-30=========================================
Weighted-average assumptions for net periodic cost as of December 31,:
	2009	2008	2007
Discount rate	5.75%	6.00%	6.00%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:
Calendar Year	Future Estimated Benefit Payments
2010	$ 75,000
2011	$ 75,000
2012	$ 75,000
2013	$ 75,000
2014	$ 75,000
2015-2019	$ 415,000

The Corporation expects to contribute $75,000 to the plan during 2010. Corporation contributions are equal to the benefit payments to plan participants.

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

An expense of $214 thousand related to this compensation was recognized during the year of 2009. During January 2010, 10,082 shares were re-issued from treasury to fund the stock component of directors' compensation.

(14) RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation. These loans are summarized as follows for the years ended December 31, 2009 and 2008:
	2009	2008
Balance at beginning of year	$ 11,123,624	$ 9,582,355
New loans or additional advances	15,532,539	33,027,189
Repayments	(16,705,360)	(31,485,920)
	-------------	-------------
Balance at end of year	$ 9,950,803	$ 11,123,624
	=============	=============

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were $14,909,626 and $13,178,498, respectively.

(15) EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:
	2009	2008	2007
Marketing and advertising	$712,842	$834,608	$962,538
Professional services	768,039	809,306	585,654
Loan administration and OREO expense	612,655	542,256	663,118

=========================================F-31=========================================

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:
	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$ 6,872,946	$ 7,694,274	$ 6,756,305	$ 443,639
Unused lines of credit	$ 765,032	$132,367,993	$ 1,178,649	$130,595,014
Standby letters of credit	$ -	$ 17,172,050	$ -	$ 17,534,513

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $17.172 million at December 31, 2009 and represent the maximum potential future payments the Corporation could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension. The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2009 was not significant.

The Corporation has employment contracts with certain of its senior officers, which expire at various dates through 2010 and may be extended on a year-to-year basis.

In the normal course of business, there are various outstanding legal proceedings involving the Corporation or its subsidiaries. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Corporation.

(17) SHAREHOLDERS' EQUITY

The Bank is subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval. Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2009, approximately $2.0 million was available for the declaration of dividends from the Bank to the Corporation.

============================================F-32=========================================

(18) PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):
BALANCE SHEETS - DECEMBER 31	2009	2008
Assets:
Cash on deposit with subsidiary bank	$ 530,209	$ 121,126
Investment in subsidiary-Chemung Canal Trust Company	86,285,506	79,376,588
Investment in subsidiary-CFS Group, Inc.	532,931	632,389
Dividends receivable from subsidiary bank	880,088	875,438
Securities available for sale, at estimated fair value	282,653	308,570
Other assets	2,498,012	2,634,599
	-------------	-------------
Total assets	$ 91,009,399	$ 83,948,710
	=============	=============
Liabilities and shareholders' equity:
Dividends payable	880,088	875,438
Other liabilities	43,646	66,127
	-------------	-------------
Total liabilities	923,734	941,565
	=============	=============
Shareholders' equity:
Total shareholders' equity	90,085,665	83,007,145
	-------------	-------------
Total liabilities and shareholders' equity	$ 91,009,399	$ 83,948,710
	=============	=============

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2009	2008	2007
Dividends from subsidiary bank	$11,021,685	$ 3,764,738	$ 3,913,259
Interest and dividend income	7,168	13,118	28,092
Gain on security transactions	9,130	-	-
Other income	138,483	367,545	204,428
Operating expenses	(164,956)	(173,980)	(179,899)
	------------	------------	------------
Income before impact of subsidiaries' earnings and distributions and income taxes	11,011,510	3,971,421	3,965,880
Equity in undistributed (losses) earnings of Chemung Canal Trust Company	(5,753,397)	4,477,636	3,253,187
Equity in undistributed (losses) earnings of CFS Group, Inc.	(99,458)	(79,715)	901
	------------	------------	------------
Income before income tax	5,158,655	8,369,342	7,219,968
Income tax (benefit) expense	(74,180)	15,498	(39,415)
	------------	------------	------------
Net Income	$ 5,232,835	$ 8,353,844	$ 7,259,383
	============	============	============
STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2009	2008	2007
Cash flows from operating activities:
Net Income	$ 5,232,835	$ 8,353,844	$ 7,259,383
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed losses (earnings) of Chemung Canal Trust Company	5,753,397	(4,477,636)	(3,253,187)
Equity in undistributed losses (earnings) of CFS Group, Inc.	99,458	79,715	(901)
Gain on sales of securities transactions	(9,130)	-	-
(Increase) decrease in dividend receivable	(4,650)	4,244	(30,693)
Decrease (increase) in other assets	136,587	(69,173)	354,386
Increase in other liabilities	131,816	179,501	32,071
Expense related to employee stock compensation	50,000	35,000	29,000
Expense related to restricted stock units for directors' deferred compensation plan	104,929	103,365	84,867
	------------	------------	------------
Net cash provided by operating activities	11,495,242	4,208,860	4,474,926
	------------	------------	------------
Cash flow from investing activities:
Cash paid for acquisition of Canton Bank Corp.	(7,651,632)	-	-
Cash paid for purchase of Cascio Financial Strategies	-	(500,000)	-
Proceeds from sales of securities available for sale	112,880	-	-
Purchase of securities available for sale	(103,750)	-	(100,000)
	------------	------------	-------------
Net cash used by investing activities	(7,642,502)	(500,000)	(100,000)
	------------	------------	------------

==========================================F-33========================================

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31, (con't.)	2009	2008	2007
Cash flow from financing activities:
Cash dividends paid	(3,517,034)	(3,518,983)	(3,382,566)
Purchase of treasury stock	(156,143)	(930,363)	(1,239,262)
Sale of treasury stock	229,520	237,299	387,025
	------------	------------	------------
Net cash used in financing activities	(3,443,657)	(4,212,047)	(4,234,803)
	------------	------------	------------
(Decrease) increase in cash and cash equivalents	409,083	(503,187)	140,123
Cash and cash equivalents at beginning of year	121,126	624,313	484,190
	------------	------------	------------
Cash and cash equivalents at end of year	$ 530,209	$ 121,126	$ 624,313
	============	============	============

(19) FAIR VALUES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

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

The Corporation's investment in collateralized debt obligations consisting of pooled Trust Preferred Securities which are issued by financial institutions were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments beginning in the fourth quarter of 2008 and continuing through to the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, have varied widely. The once active market has become comparatively inactive. As a result, these investments are now priced using Level 3 inputs.

The Corporation has developed an internal model for pricing these securities. This is the same model used in deterimining OTTI as further described in Note 3. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value. These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

=========================================F-34==========================================

Non-recurring adjustments to certain commercial and residential real estate properties classified as other real estate owned ("OREO") are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value less costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis are summarized below:
		Fair Value Measurement at December 31, 2009 Using
		----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	------------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 84,620,520	$ 4,999,219	$ 79,621,301	$ -
Mortgage-backed securities, residential	93,944,883	-	93,944,883	-
Obligations of states and political subdivisions	32,125,087	-	32,125,087	-
Trust Preferred securities	2,261,480	-	1,750,000	511,480
Corporate bonds and notes	12,184,682	-	12,184,682	-
Corporate stocks	5,846,981	5,127,614	719,367	-
	------------	------------	------------	------------
Total available for sale securities	$230,983,633	$ 10,126,833	$220,345,320	$ 511,480
	============	============	============	============

		Fair Value Measurement at December 31, 2008 Using
		----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	------------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 61,543,499	$ 5,512,500	$ 56,030,999	$ -
Mortgage-backed securities, residential	102,932,724	-	102,932,724	-
Obligations of states and political subdivisions	16,419,984	-	16,419,984	-
Trust Preferred securities	3,285,000	-	1,400,000	1,885,000
Corporate bonds and notes	1,750,000	-	1,750,000	-
Corporate stocks	5,323,693	4,610,114	713,579	-
	------------	------------	------------	-----------
Total available for sale securities	$191,254,900	$ 10,122,614	$179,247,286	$ 1,885,000
	============	============	============	===========

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2009 and 2008, respectively for Level 3 assets:
	Fair Value Measurement twelve-months ended December 31, 2009 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement twelve-months ended December 31, 2008 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale	--------------------	--------------------

Beginning balance	$1,885,000	$ -
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	6,436	7,793
Impairment charge on investment securities	(2,242,446)	(803,222)
Included in other comprehensive income	862,490	(144,571)
Transfers in and/or out of Level 3	-	2,825,000
	-----------	-----------
Ending balance, December 31	$ 511,480	$1,885,000
	===========	===========

========================================F-35===========================================

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurement at December 31, 2009 Using
----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	------------	------------	-------------
Impaired Loans	$ 2,513,355	$ -	$ -	$ 2,513,355
Other real estate owned, net	648,962	-	-	648,962
	------------	-----------	-----------	------------
	$ 3,162,317	$ -	$ -	$ 3,162,317
	============	===========	===========	============

Fair Value Measurement at December 31, 2008 Using
------------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	------------	------------	-------------
Impaired Loans	$ 387,402	$ -	$ -	$ 387,402
Other real estate owned, net	323,521	-	-	323,521
	----------	-----------	-----------	----------
	$ 710,923	$ -	$ -	$ 710,923
	==========	===========	===========	===========

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,357,906, with a valuation allowance of $844,551 as of December 31, 2009, resulting in no additional provision for loan losses for the year ending December 31, 2009.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $648,962 at December 31, 2009, which is made up of the outstanding balance of $680,418, net of a valuation allowance of $31,456 at December 31, 2009, resulting in write downs of $31,456 for the year-ending December 31, 2009.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,663,761, with a valuation allowance of $1,276,359 as of December 31, 2008, resulting in an additional provision for loan losses of $935,552 for the year ending December 31, 2008.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $323,521 at December 31, 2008, which is made up of the outstanding balance of $492,624, net of a valuation allowance of $169,103 at December 31, 2008, resulting in write downs of $169,103 for the year-ending December 31, 2008.

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

=========================================F-36==========================================

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis. The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2009 and 2008.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009		2008
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$ 21,189	$ 21,189	$ 21,247	$ 21,247
Interest-bearing deposits in other financial institutions	58,549	58,549	2,405	2,405
Securities held to maturity	12,160	12,647	8,439	9,215
Federal Home Loan and Federal Reserve Bank stock	3,281	N/A	3,155	N/A
Net loans	585,886	595,958	556,080	564,724
Loans held for sale	200	200	80	80
Accrued interest receivable	3,255	3,255	3,385	3,385
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	518,596	518,596	406,261	406,261
Time deposits	282,467	285,999	250,648	253,453
Securities sold under agreements to repurchase	54,263	55,829	63,413	65,009
Federal Home Loan Bank advances	20,000	21,672	20,000	21,739
Accrued interest payable	1,129	1,129	1,267	1,267
Dividends payable	880	880	875	875

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

=========================================F-37==========================================

(20) REGULATORY CAPITAL REQUIREMENTS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations). Management believes that, as of December 31, 2009 and 2008, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:
	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital(to Risk Weighted Assets):
Consolidated	$85,422,981	13.22%	$51,693,266	8.00%	$64,616,582	10.00%
Bank	$81,939,653	12.73%	$51,490,913	8.00%	$64,363,641	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$75,008,494	11.61%	$25,846,633	4.00%	$38,769,949	6.00%
Bank	$71,589,051	11.12%	$25,745,456	4.00%	$38,618,184	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$75,008,494	7.89%	$28,534,641	3.00%	$47,557,736	5.00%
Bank	$71,589,051	7.55%	$28,451,269	3.00%	$47,418,781	5.00%
As of December 31, 2008
Total Capital(to Risk Weighted Assets):
Consolidated	$83,068,529	13.58%	$48,950,358	8.00%	$61,187,948	10.00%
Bank	$79,857,587	13.10%	$48,775,847	8.00%	$60,969,809	10.00%
Tier 1 Capital(to Risk Weighted Assets):
Consolidated	$73,226,725	11.97%	$24,475,179	4.00%	$36,712,769	6.00%
Bank	$70,092,775	11.50%	$24,387,924	4.00%	$36,581,885	6.00%
Tier 1 Capital(to Average Assets):
Consolidated	$73,226,725	8.94%	$24,563,307	3.00%	$40,938,846	5.00%
Bank	$70,092,775	8.59%	$24,479,589	3.00%	$40,799,315	5.00%

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

=========================================F-38==========================================

Comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007 was $10,152,555, $(1,264,558), and $9,723,220, respectively. The following summarizes the components of other comprehensive income (loss) and related tax effects:
Other Comprehensive Income (Loss)	2009	2008	2007
Unrealized holding gains (losses) on securities available for sale	$ 2,044,137	$ (2,933,939)	$ 3,228,315
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary- impairment has been recognized in earnings, net of reclassification	862,490	803,222	-
Reclassification adjustment net (gains) loss realized in net income	(784,589)	(9,200)	(9,680)
	------------	-------------	------------
Net unrealized gains (losses)	2,122,038	(2,139,917)	3,218,635
Tax effect	(820,932)	827,848	(1,232,508)
	------------	-------------	------------
Net of tax amount	$ 1,301,106	$ (1,312,069)	$ 1,986,127
Change in funded status of defined benefit pension plan and other benefit plans	5,901,776	(13,555,554)	779,122
Tax effect	(2,283,162)	5,249,221	(301,412)
	------------	-------------	------------
Net of tax amount	3,618,614	(8,306,333)	477,710
	------------	-------------	------------
Total other comprehensive income (loss)	$ 4,919,720	$ (9,618,402)	$ 2,463,837
	============	=============	============

The following is a summary of the accumulated other comprehensive income balances, net of tax:
	Balance at December 31, 2008	Current Period Change	Balance at December 31, 2009
	-----------------	----------	------------------
Unrealized gains (losses) on securities available for sale	$ 3,600,169	$ 1,054,562	$ 4,654,731
Unrealized loss on pension plans and other benefit plans	(8,839,180)	3,618,614	(5,220,566)
	-------------	-----------	------------
Total	$ (5,239,011)	$4,673,176	$ (565,835)
	=============	===========	============

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

=========================================F-39=======================================

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
Year ended December 31, 2009	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$ 33,147	$ -	$ 8	$ 33,155
Provision for loan losses	2,450	-	-	2,450
	-------	---------	-------	---------
Net interest income after provision for loan losses	30,697	-	8	30,705
Other operating income	7,221	8,089	400	15,710
Other operating expenses	31,470	7,271	580	39,321
	--------	---------	--------	---------
Income before income tax expense	6,448	818	(172)	7,094
Income tax expense	1,681	317	(137)	1,861
	--------	---------	-------	---------
Segment net income	$ 4,767	$ 501	$ (35)	$ 5,233
	========	=========	=======	=========

Segment assets	$966,436	$ 6,288	$3,195	$ 975,919
	========	=========	=======	=========

Year ended December 31, 2008
Net interest income	$ 30,652	$ -	$ 16	$ 30,668
Provision for loan losses	1,450	-	-	1,450
	--------	---------	-------	---------
Net interest income after provision for loan losses	29,202	-	16	29,218
Other operating income	9,717	6,834	587	17,138
Other operating expenses	26,678	6,763	527	33,968
	--------	---------	-------	---------
Income before income tax expense	12,241	71	76	12,388
Income tax expense	4,042	27	(35)	4,034
	--------	---------	-------	---------
Segment net income	$ 8,199	$ 44	$ 111	$ 8,354
	========	=========	=======	=========

Segment assets	$827,148	$ 7,745	$3,425	$ 838,318
	========	=========	=======	=========

Year ended December 31, 2007
Net interest income	$ 25,902	$ -	$ 34	$ 25,936
Provision for loan losses	1,255	-	-	1,255
	--------	---------	--------	---------
Net interest income after provision for loan losses	24,647	-	34	24,681
Other operating income	9,857	6,345	426	16,628
Other operating expenses	24,319	5,795	406	30,520
	--------	---------	-------	---------
Income before income tax expense	10,185	550	54	10,789
Income tax expense	3,356	213	(39)	3,530
	--------	---------	-------	---------
Segment net income	$ 6,829	$ 337	$ 93	$ 7,259
	========	=========	=======	=========

Segment assets	$778,158	$ 7,819	$2,897	$ 788,874
	========	=========	=======	=========

==========================================F-40======================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 11, 2010	By /s/ Ronald M. Bentley
Ronald M. Bentley President and Chief Executive Officer

DATED: MARCH 11, 2010	By /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert E. Agan Robert E. Agan	Director	March 11, 2010

/s/ David J. Dalrymple David J. Dalrymple	Director Chairman of the Board	March 11, 2010

Robert H. Dalrymple	Director

/s/ Clover M. Drinkwater Clover M. Drinkwater	Director	March 11, 2010

/s/ William D. Eggers William D. Eggers	Director	March 11, 2010

Stephen M. Lounsberry, III	Director

/s/ Thomas K. Meier Thomas K. Meier	Director	March 11, 2010

/s/ Ralph H. Meyer Ralph H. Meyer	Director	March 11, 2010

/s/ John F. Potter John F. Potter	Director	March 11, 2010

/s/ Robert L. Storch Robert L. Storch	Director	March 11, 2010

/s/ Charles M. Streeter, Jr. Charles M. Streeter, Jr.	Director	March 11, 2010

/s/ Richard W. Swan Richard W. Swan	Director	March 11, 2010

/s/ Jan P. Updegraff Jan P. Updegraff	Director	March 11, 2010

/s/ Ronald M. Bentley Ronald M. Bentley	President and Chief Executive Officer	March 11, 2010

=======================================================================================

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

3.4	Amended and Restated Bylaws of the Registrant, as amended to October 21, 2009. Filed as Exhibit 3.1 to Registrant's Form 10-Q filed with the SEC on November 9, 2009 incorporated by reference herein.
4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
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