Form 10-Q
period 2010-03-31
CHEMUNG FINANCIAL CORP
filed 2010-05-10
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended MARCH 31, 2010
Or
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13888

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New York		16-1237038
(State or other jurisdiction of incorporation or organization)		I.R.S. Employer Identification No.

One Chemung Canal Plaza, P.O. Box 1522, Elmira, NY			14902
(Address of principal executive offices)			(Zip Code)

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

YES: X NO:

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES: NO:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 30, 2010 was 3,525,286.

====================================================================================

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

===========================================================================================

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	MARCH 31, 2010	DECEMBER 31, 2009
	---------------	---------------
ASSETS
Cash and due from financial institutions	$ 20,954,539	$ 21,189,192
Interest-bearing deposits in other financial institutions	66,773,565	58,549,204
	--------------	------------
Total cash and cash equivalents	87,728,104	79,738,396
	--------------	------------

Securities available for sale, at estimated fair value	267,293,539	230,983,633
Securities held to maturity, estimated fair value of $10,491,804 at March 31, 2010 and $12,647,314 at December 31, 2009	10,052,509	12,159,852
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,282,200	3,280,600

Loans, net of deferred origination fees and costs, and unearned income	586,472,906	595,852,792
Allowance for loan losses	(10,163,840)	(9,967,223)
	--------------	------------
Loans, net	576,309,066	585,885,569
	--------------	------------

Loans held for sale	70,810	199,503
Premises and equipment, net	24,446,503	24,886,121
Goodwill	10,239,527	10,239,527
Other intangible assets, net	5,197,678	5,386,794
Bank owned life insurance	2,470,563	2,449,226
Other assets	20,950,874	20,709,472
	--------------	------------

Total assets	$1,008,041,373	$975,918,693
	==============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 192,674,229	$195,613,007
Interest-bearing	640,459,529	605,450,086
	--------------	------------
Total deposits	833,133,758	801,063,093
	--------------	------------

Securities sold under agreements to repurchase	54,950,426	54,263,257
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	1,018,208	1,129,204
Dividends payable	881,724	880,088
Other liabilities	5,831,647	8,497,386
	--------------	------------
Total liabilities	915,815,763	885,833,028
	--------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2010 and December 31, 2009	43,001	43,001
Additional-paid-in capital	22,774,018	22,806,829
Retained earnings	88,944,794	87,826,331
Treasury stock, at cost (773,236 shares at March 31, 2010; 779,781 shares at December 31, 2009)	(19,828,321)	(20,024,661)
Accumulated other comprehensive income (loss)	292,118	(565,835)
	---------------	------------
Total shareholders' equity	92,225,610	90,085,665
	--------------	------------

Total liabilities and shareholders' equity	$1,008,041,373	$975,918,693
	==============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
INTEREST AND DIVIDEND INCOME	2010	2009
	------	------
Loans, including fees	$ 8,824,775	$ 8,529,021
Taxable securities	1,703,568	1,872,796
Tax exempt securities	292,320	229,307
Federal funds sold	-	1,232
Interest-bearing deposits	47,748	22,747
	-----------	-----------
Total interest and dividend income	10,868,411	10,655,103
	-----------	-----------
INTEREST EXPENSE
Deposits	1,664,720	2,197,146
Borrowed funds	234,425	234,450
Securities sold under agreements to repurchase	456,780	531,047
	-----------	-----------
Total interest expense	2,355,925	2,962,643
	-----------	-----------
Net interest income	8,512,486	7,692,460
Provision for loan losses	375,000	425,000
	-----------	-----------
Net interest income after provision for loan losses	8,137,486	7,267,460
	-----------	-----------
Other operating income:
Trust & investment services income	2,088,267	1,771,150
Service charges on deposit accounts	1,193,478	1,117,253
Net gain on securities transactions	-	547,218
Other-than-temporary loss on investment securities:
Total impairment losses	(260,525)	(155,760)
Loss recognized in other comprehensive income	-	-
	-----------	----------
Net impairment loss recognized in earnings	(260,525)	(155,760)
Net gain on sales of loans held for sale	51,488	87,927
Credit card merchant earnings	47,876	37,695
Gains on sales of other real estate	-	2,879
Income from bank owned life insurance	21,337	-
Other	852,688	812,074
	-----------	-----------
Total other operating income	3,994,609	4,220,436
	-----------	-----------
Other operating expenses:
Salaries and wages	3,834,220	3,474,254
Pension and other employee benefits	1,034,267	1,153,902
Net occupancy expenses	1,121,762	1,113,201
Furniture and equipment expenses	462,599	509,347
Data processing expense	802,875	699,737
Amortization of intangible assets	189,116	292,903
Losses on sales of other real estate	-	26,393
FDIC insurance	305,309	235,491
Other	1,495,651	1,480,106
	-----------	------------
Total other operating expenses	9,245,799	8,985,334
	-----------	-----------
Income before income tax expense	2,886,296	2,502,562
Income tax expense	886,109	768,571
	-----------	-----------
Net income	$ 2,000,187	$ 1,733,991
	===========	===========

Weighted average shares outstanding	3,606,448	3,596,690
	===========	===========

Basic and diluted earnings per share	$0.55	$0.48
	============	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	--------	----------	-----------	------------	------------	-----------
Balances at January 1, 2009	$ 43,001	$22,881,937	$85,868,637	$(20,547,419)	$(5,239,011)	$83,007,145
Comprehensive Income:
Net income	-	-	1,733,991	-	-	1,733,991
Change in unrealized losses on securities AFS, net	-	-	-	-	(964,299)	(964,299)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	177,387	177,387
						-----------
Total comprehensive income						947,079

Restricted stock units for directors' deferred compensation plan	-	26,067	-	-	-	26,067
Cash dividends declared ($.25 per share)	-	-	(879,930)	-	-	(879,930)
Distribution of 10,867 shares of treasury stock for directors' compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Sale of 8,300 shares of treasury stock	-	(44,322)	-	213,642	-	169,320
Purchase of 3,580 shares of treasury stock	-	-	-	(69,705)	-	(69,705)
	--------	-----------	-----------	------------	-----------	-----------
Balances at March 31, 2009	$ 43,001	$22,794,369	$86,722,698	$(20,062,479))	$(6,025,923)	$83,471,666
	========	===========	===========	============	===========	===========

Balances at January 1, 2010	$ 43,001	$22,806,829	$87,826,331	$(20,024,661)	$ (565,835)	$90,085,665
Comprehensive Income:
Net income	-	-	2,000,187	-	-	2,000,187
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	677,560	677,560
Change in unrealized gains (losses) on securities AFS for which a portion of an other-than-temporary impairment has been recognized in earnings, net	-	-	-	-	72,145	72,145
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	108,248	108,248
						------------
Total comprehensive income (loss)						2,858,140

Restricted stock units for directors' deferred compensation plan	-	27,403	-	-	-	27,403
Cash dividends declared ($.25 per share)	-	-	(881,724)	-	-	(881,724)
Distribution of 10,082 shares of treasury stock for directors' compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,750 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Purchase of 6,287 shares of treasury stock	-	-	-	(133,103)	-	(133,103)
	---------	-------------	-----------	-------------	-----------	-----------
Balances at March 31, 2010	$ 43,001	$22,774,018	$88,944,794	$(19,828,321))	$ 292,118	$92,225,610
	========	============	============	============	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
	-----	-----
Net income	$ 2,000,187	$ 1,733,991
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	189,116	292,903
Provision for loan losses	375,000	425,000
Depreciation and amortization of fixed assets	693,754	716,763
Amortization (accretion) of premiums on securities, net	165,680	(2,222)
Gains on sales of loans held for sale, net	(51,488)	(87,927)
Proceeds from sales of loans held for sale	1,945,788	5,047,277
Loans originated and held for sale	(1,765,607)	(5,078,903)
Net loss (gain) on sale of other real estate owned	-	23,514
Net gains on securities transactions	-	(547,218)
Net impairment loss recognized on investment securities	260,525	155,760
Increase in other assets	(686,321)	(1,142,063)
Decrease in accrued interest payable	(110,996)	(25,981)
Expense related to restricted stock units for directors' deferred compensation plan	27,403	26,067
Expense related to employee stock compensation	55,000	50,000
Decrease in other liabilities	(2,816,287)	(4,462,966)
Income from bank owned life insurance	(21,337)	-
	-----------	-----------
Net cash provided (used) by operating activities	260,417	(2,876,005)
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	5,507,813
Proceeds from maturities, calls and principal collected on securities available for sale	30,719,026	16,590,736
Proceeds from maturities, calls and principal collected on securities held to maturity	3,290,691	505,497
Purchases of securities available for sale	(66,232,409)	(21,278,288)
Purchases of securities held to maturity	(1,183,348)	(2,708,539)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(1,600)	(85,500)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	-	85,500
Purchases of premises and equipment	(254,136)	(670,585)
Proceeds from sale of other real estate owned	-	225,547
Net decrease in loans	9,646,424	9,150,051
	-----------	-----------
Net cash (used) provided by investing activities	(24,015,352)	7,322,232
	-----------	-----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	35,518,658	35,486,292
Net increase (decrease) in time deposits and individual retirement accounts	(3,447,993)	11,321,153
Net increase in securities sold under agreements to repurchase	687,169	1,978,340
Proceeds from other borrowings	-	-
Repayments of Federal Home Loan Bank overnight advances	-	-
Purchase of treasury stock	(133,103)	(69,705)
Sale of treasury stock	-	169,320
Cash dividends paid	(880,088)	(875,438)
	-----------	-----------
Net cash provided by financing activities	31,744,643	48,009,962
	-----------	-----------
Net increase in cash and cash equivalents	7,989,708	52,456,189
Cash and cash equivalents, beginning of period	79,738,396	23,651,380
	-----------	-----------
Cash and cash equivalents, end of period	$87,728,104	$76,107,569
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 2,466,921	$ 2,988,624
	===========	===========
Income Taxes	$ 873,050	$ 4,376,273
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 444,920	$ 108,920
	===========	===========

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

The data in the consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements in the Corporation's 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2010. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2009 Annual Report on Form 10-K. Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2010 and December 31, 2009, and results of operations for the three-month periods ended March 31, 2010 and 2009, and changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2010 and 2009. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,606,448 and 3,596,690 weighted average shares outstanding for the three-month periods ended March 31, 2010 and 2009, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the three-month periods ended March 31, 2010 or 2009.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation adopted this guidance on January 1, 2009. The new guidance was applied to the Canton Bancorp, Inc. ("Canton") acquisition, resulting in the recognition of acquisition costs of $1.448 million for the year ended December 31, 2009.

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

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance was not material.

4. Fair Value

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

The Corporation has developed an internal model for pricing these securities. This is the same model used in deterimining OTTI as further described in Note 8. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value. These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at March 31, 2010 Using
		----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	----------	-----------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$126,692,969	$39,874,219	$ 86,818,750	$ -
Mortgage-backed securities, residential	87,986,290	-	87,986,290	-
Obligations of states and political subdivisions	32,337,673	-	32,337,673	-
Trust Preferred securities	2,268,620	-	1,900,000	368,620
Corporate bonds and notes	12,018,750	-	12,018,750	-
Corporate stocks	5,989,237	5,269,871	719,366	-
	-----------	-----------	------------	-----------
Total available for sale securities	$267,293,539	$45,144,090	$221,780,829	$ 368,620
	============	===========	============	===========

(continued)

		Fair Value Measurement at December 31, 2009 Using
		----------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	--------------	-----------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$84,620,520	$ 4,999,219	$ 79,621,301	$ -
Mortgage-backed securities, residential	93,944,883	-	93,944,883	-
Obligations of states and political subdivisions	32,125,087	-	32,125,087	-
Trust Preferred securities	2,261,480	-	1,750,000	511,480
Corporate bonds and notes	12,184,682	-	12,184,682	-
Corporate stocks	5,846,981	5,127,614	719,367	-
	-----------	-----------	------------	-----------
Total available for sale securities	$230,983,633	$10,126,833	$220,345,320	$ 511,480
	============	===========	===========	===========

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three-month periods ending March 31, 2010 and 2009, respectively for Level 3 assets:

	Fair Value Measurement three-months ended March 31, 2010 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement three-months ended March 31, 2009 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale	--------------------	--------------------
Beginning balance	$ 511,480	$ 1,885,000
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	3,200
Impairment charge on investment securities	(260,525)	(155,760)
Included in other comprehensive income	117,665	(206,400)
Transfers in and/or out of Level 3	-	-
	------------	------------
Ending balance March 31	$ 368,620	$ 1,526,040
	============	============

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurement at March 31, 2010 Using
---------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	----------	-----------	-------------
Impaired Loans	$ 2,252,523	$ -	$ -	$ 2,252,523
Other real estate owned, net	1,093,882	-	-	1,093,882
	-----------	----------	-----------	-----------
	$ 3,346,405	$ -	$ -	$ 3,346,405
	===========	==========	===========	===========

(continued)

Fair Value Measurement at December 31, 2009 Using
---------------------------------------
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	----------	-----------	-------------
Impaired Loans	$ 2,513,355	$ -	$ -	$ 2,513,355
Other real estate owned, net	648,962	-	-	648,962
	-----------	----------	-----------	-----------
	$ 3,162,317	$ -	$ -	$ 3,162,317
	===========	==========	===========	=============

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,002,484, with a valuation allowance of $749,961 as of March 31 ,2010, resulting in no additional provision for loan losses for the period ending March 31, 2010.

Other real estate owned which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,093,882 at March 31, 2010, which is made up of the outstanding balance of $1,185,495, net of a valuation allowance of $91,613 at March 31, 2010, resulting in write downs of $60,158 for the period ending March 31, 2010.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,357,906, with a valuation allowance of $844,551 as of December 31, 2009, resulting in no additional provision for loan losses for the period ending December 31, 2009.

Other real estate owned which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $648,962 at December 31, 2009, which is made up of the outstanding balance of $680,418, net of a valuation allowance of $31,456 at December 31, 2009, resulting in write downs of $31,456 for the period ending December 31, 2009.

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010		December 31, 2009
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	----------	----------	----------	-----------
Cash and due from financial institutions	$ 20,955	$ 20,955	$ 21,189	$ 21,189
Interest-bearing deposits in other financial institutions	66,774	66,774	58,549	58,549
Securities held to maturity	10,053	10,492	12,160	12,647
Federal Home Loan and Federal Reserve Bank stock	3,282	N/A	3,281	N/A
Net loans	576,309	588,424	585,886	595,958
Loans held for sale	71	71	200	200
Accrued interest receivable	3,310	3,310	3,255	3,255
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	554,115	554,114	518,596	518,596
Time deposits	279,019	282,222	282,467	285,999
Securities sold under agreements to repurchase	54,950	57,491	54,263	55,829
Federal Home Loan Bank advances	20,000	21,070	20,000	21,672
Accrued interest payable	1,018	1,018	1,129	1,129
Dividends payable	882	882	880	880

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

5. Goodwill and Intangible Assets

The change in goodwill during the periods ending March 31, 2010 and 2009 were as follows:

2010		2009
	-----	-----
Beginning of year	$ 10,239,527	$ 8,806,796
Acquired goodwill	-	-
	------------	-----------
March 31,	$ 10,239,527	$ 8,806,796
	============	===========

Acquired intangible assets were as follows at March 31, 2010 and December 31, 2009:

	At March 31, 2010		At December 31, 2009
	---------------------------		---------------------------
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
	-------------	------------	-------------	------------
Core deposit intangibles	$ 1,174,272	$ 515,923	$ 7,140,066	$ 6,422,294
Other customer relationship intangibles	6,133,116	1,593,787	6,133,116	1,464,094
	-----------	-----------	------------	-----------
Total	$ 7,307,388	$ 2,109,710	$ 13,273,182	$ 7,886,388
	===========	===========	============	============

The reduction in the Core Deposit Intangible Balance Acquired and Accumulated Amortization from December 31, 2009 to March 31, 2010 was due to the fact that during 2009 a core deposit intangible related to the Corporation's purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized.

Aggregate amortization expense for the three-month period ending March 31, 2010 was $189,116.

The remaining estimated aggregate amortization expense at March 31, 2010 is listed below:
Year	Estimated Expense
-----	------------------
2010	$ 541,778
2011	680,439
2012	629,984
2013	521,195
2014	429,073
2015 and thereafter	2,395,209
-----------
Total	$ 5,197,678
============

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

Comprehensive income for the three-month periods ended March 31, 2010 and 2009 were $2,858,140 and $947,079, respectively. The following summarizes the components of other comprehensive (loss) income:
	Three Months Ended March 31,
Other Comprehensive Income (Loss)	2010	2009
---------------------------------	------	------
Unrealized holding gains (losses) on securities available for sale	$1,105,063	$ (1,025,505)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	117,665	-
Reclassification adjustment net (gains) loss realized in net income	-	(547,218)
	-----------	-----------
Net unrealized gains (losses)	1,222,728	(1,572,723)
Tax effect	(473,023)	608,424
	-----------	-----------
Net of tax amount	$ 749,705	$ (964,299)
Change in funded status of defined benefit pension plan and other benefit plans	176,547	289,309
Tax effect	(68,299)	(111,922)
	-----------	-----------
Net of tax amount	108,248	177,387
	-----------	-----------
Total other comprehensive income (loss)	$ 857,953	$ (786,912)
	===========	===========

The following is a summary of the accumulated other comprehensive income balances, net of tax:
	Balance at December 31, 2009	Current Period Change	Balance at March 31, 2010
	-----------------	----------	----------------
Unrealized gains (losses) on securities available for sale	$ 4,654,731	$ 749,705	$ 5,404,436
Unrealized loss on pension plans and other benefit plans	(5,220,566)	108,248	(5,112,318)
	-----------	----------	-----------
Total	$ (565,835)	$ 857,953	$ 292,118
	===========	==========	===========

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

8. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:
	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$126,591,747	$ 215,277	$ 114,056	$126,692,968
Mortgage-backed securities, residential	85,339,811	2,686,767	40,287	87,986,291
Obligations of states and political subdivisions	31,464,069	876,534	2,930	32,337,673
Corporate bonds and notes	11,533,668	560,082	75,000	12,018,750
Trust Preferred securities	2,724,677	30,848	486,905	2,268,620
Corporate stocks	825,209	5,180,233	16,205	5,989,237
	------------	-----------	-----------	------------
Total	$258,479,181	$ 9,549,741	$ 735,383	$267,293,539
	============	===========	===========	============

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	-----------	------------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 84,669,025	$ 120,332	$ 168,837	$ 84,620,520
Mortgage-backed securities, residential	91,893,807	2,244,777	193,701	93,944,883
Obligations of states and political subdivisions	31,280,180	847,618	2,711	32,125,087
Corporate bonds and notes	11,740,197	519,488	75,003	12,184,682
Trust Preferred securities	2,983,306	-	721,826	2,261,480
Corporate stocks	825,488	5,043,198	21,705	5,846,981
	------------	-----------	-----------	------------
Total	$223,392,003	$ 8,775,413	$ 1,183,783	$230,983,633
	============	===========	===========	============

Amortized cost and estimated fair value of securities held to maturity are as follows:
	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	------------	------------
Obligations of states and political subdivisions	$10,052,509	$ 443,310	$ 4,015	$10,491,804
	-----------	-----------	-----------	-----------
Total	$10,052,509	$ 443,310	$ 4,015	$10,491,804
	===========	===========	===========	===========

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	-----------	------------
Obligations of states and political subdivisions	$12,159,852	$ 491,943	$ 4,481	$12,647,314
	-----------	-----------	-----------	-----------
Total	$12,159,852	$ 491,943	$ 4,481	$12,647,314
	============	===========	===========	===========

The amortized cost and estimated fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties:
	March 31, 2010
	Available for Sale		Held to Maturity
	------------------		------------------
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	--------	---------	---------	---------
Within One Year	$ 73,949,187	$ 74,200,356	$ 4,864,037	$ 4,908,419
After One, But Within Five Years	162,775,999	166,268,381	3,316,972	3,543,855
After Five, But Within Ten Years	16,587,620	16,938,892	1,671,500	1,797,869
After Ten Years	4,341,166	3,896,673	200,000	241,661
	------------	------------	-----------	-----------
Total	$257,653,972	$261,304,302	$10,052,509	$10,491,804
	============	============	===========	===========

Proceeds from calls of securities available for sale totaled $17,895,000 for the three-months ended March 31,2010. There were no sales of securities available for sale during the three-months ended March 31, 2010, and no gains or losses were recognized during the quarter.

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $5,507,813 for the three-months ended March 31, 2009. Gross gains of $547,218 were realized on these sales and calls during 2009. There were no gross losses on these transactions during the three-months ended March 31, 2009.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at March 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continues unrealized position:
	Less than 12 months		12 months or longer		Total
	-----------------------		---------------------		-----------
March 31, 2010	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	------------	----------	-----------	---------	----------	----------
Obligations of U.S.Government and U.S. Government sponsored enterprises	$55,031,783	114,056	$ -	$ -	$55,031,783	$ 114,056
Mortgage-backed securities, residential	11,275,015	40,287	-	-	11,275,015	40,287
Obligations of states and political subdivisions	923,531	6,945	-	-	923,531	6,945
Corporate bonds and notes	-	-	2,425,000	75,000	2,425,000	75,000
Trust preferred securities	62,720	96,380	305,900	390,525	368,620	486,905
Corporate stocks	-	-	33,786	16,205	33,786	16,205
	-----------	----------	----------	---------	-----------	----------
Total temporarily impaired securities	$67,293,049	$ 257,668	$ 2,764,686	$ 481,730	$70,057,735	$ 739,398
	===========	==========	===========	=========	===========	==========

	Less than 12 months		12 months or longer		Total
	-------------------------		---------------------		------------
December 31, 2009	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	-----------	-----------	-----------	---------	-----------	----------
Obligations of U.S.Government and US Government sponsored enterprises	$39,979,031	$ 168,837	$ -	$ -	$39,979,031	$ 168,837
Mortgage-backed securities, residential	23,475,694	193,702	-	-	23,475,694	193,702
Obligations of states and political subdivisions	730,776	7,192	-	-	730,776	7,192
Corporate bonds and notes	200,222	3	2,425,000	75,000	2,625,222	75,003
Trust preferred securities	60,480	102,420	2,201,000	619,405	2,261,480	721,825
Corporate stocks	28,287	21,705	-	-	28,287	21,705
	-----------	-----------	-----------	---------	-----------	---------
Total temporarily impaired securities	$64,474,490	$ 493,859	$ 4,626,000	$ 694,405	$69,100,490	$ 1,188,264
	===========	===========	===========	=========	===========	===========

Other-Than-Temporary-Impairment

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of March 31, 2010, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions. This deterioration may affect the future receipt of both principal and interest payments on these securities. This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.

Our analysis of these investments includes $856 thousand book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at March 31, 2010 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

In determining the amount of "currently performing" collateral for the purposes of modeling the expected future cash flows, management analyzed the default and deferral history over the past 18 months in both of the securities held. This review indicated significant increases in the number and amount of defaults and deferrals by the issuers. Additionally, management has noted the correlation between the rising levels of non-performing loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and/or deferred interest payments. Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes. Management expects the trend of higher default and deferral levels to continue over the next 12 to 24 months as it is widely predicted by experts in the industry that the level of bank failures in 2010 will most probably exceed the 140 bank failures reported in 2009, potentially negatively impacting the future cash flows of these securities. Forty-one depository institutions were closed by regulators during the first quarter 2010.

The following table provides detailed information related to the pooled trust preferred securities held as of March 31, 2010:
Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral
MM Community Funding IX, Ltd. (Class B-2)	24.57%	15.01%	-48.00%	21.63%

TPREF Funding II, Ltd. (Class B)	15.14%	13.51%	-32.73%	24.33%

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

Upon completion of the March 31, 2010 analysis, our model indicated other-than-temporary impairment on both of these securities, since both experienced additional defaults or deferrals of underlying issuers during the period. For the period ended March 31, 2010, OTTI losses recognized in earnings totaled $261 thousand. Both of these securities remained classified as available for sale and represented $487 thousand of the unrealized losses reported at March 31, 2010. Both securities continue to accrue interest and payments continue to be made as agreed.

When the analysis of these securities was conducted at March 31, 2010, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase, was compared to the previous quarters' analysis. This analysis indicated a further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams. Therefore the amount of this decline in fair value or OTTI was recorded in earnings. Additionally, the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the securities based on current market conditions and interest rates. This comparison indicated an increase in value from the previous quarter based on factors other than credit which resulted in a gain reported in other comprehensive income. This result is consistent with the fact that some improvement has been noted recently in the credit markets related to overall corporate and financial institution credit spreads. Therefore, while the credit quality related to these securities declined during the quarter, the change in value related to other factors actually improved and partially offset the decline in credit quality when assessing the overall fair value of the impaired securities. This explains how changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities. Therefore the recognition of additional credit related OTTI resulted in a gain reported in other comprehensive income.

The table below presents a rollforward of the cumulative credit losses recognized in earnings for the three-month period ended March 31, 2010:
Beginning balance, January 1, 2010	$ 3,045,668
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than- temporary was previously recognized	260,525
-----------
Ending balance, March 31, 2010	$ 3,306,193
===========

9. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	March 31, 2010	December 31, 2009
	--------------	------------------
Residential mortgages	$ 159,205,000	$ 162,446,550
Commercial mortgages	118,571,997	120,912,941
Commercial, financial and agricultural	121,370,171	121,058,808
Indirect consumer loans	91,837,581	94,122,278
Consumer loans	95,488,157	97,312,215
	-------------	-------------
	$ 586,472,906	$ 595,852,792
	=============	=============

The following table summarizes the Corporation's non-performing assets:
	March 31, 2010	December 31, 2009
	--------------	-----------------
Non-accrual loans	$ 5,911,021	$ 5,910,051
Troubled debt restructurings	5,581,231	7,376,972
Accruing loans past due 90 days or more	140,971	517,359
	------------	------------
Total non-performing loans	$ 11,633,223	$ 13,804,382
Other real estate owned	1,093,882	648,962
	------------	------------
Total non-performing assets	$ 12,727,105	$ 14,453,344
	============	============

Activity in the allowance for loan losses was as follows:
	Three Months Ended March 31,
	2010	2009
	------	------
Balance at beginning of period	$ 9,967,223	$ 9,105,517
Provision charged to operations	375,000	425,000
Loans charged-off	(351,400)	(474,035)
Recoveries	173,017	81,303
	------------	------------
Balance at end of period	$10,163,840	$ 9,137,785
	============	============

At March 31, 2010 and December 31, 2009, the recorded investment in loans that are considered to be impaired totaled $8,244,884 and $10,093,199, respectively. Included in the March 31, 2010 amount are impaired loans of $3,002,484 for which an impairment allowance has been recognized. The related impairment allowance was $749,961. The December 31, 2009 amount includes $3,357,906 of impaired loans with a related impairment allowance of $844,551.

10. Components of Quarterly Net Periodic Benefit Cost
	Three Months Ended March 31,
	2010	2009
	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 266,358	$ 203,750
Interest cost on projected benefit obligation	479,012	352,500
Expected return on plan assets	(694,136)	(458,750)
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	14,198	22,500
Amortization of unrecognized net loss	184,568	288,750
	----------	-----------
Net periodic pension expense (benefit)	$ 250,000	$ 408,750
	==========	===========
Supplemental Pension
Service cost, benefits earned during the period	$ 8,257	$ 6,693
Interest cost on projected benefit obligation	15,212	13,206
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized net loss	1,531	1,809
	----------	-----------
Net periodic supplemental pension expense	$ 25,000	$ 21,708
	==========	===========
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 7,500	$ 7,500
Interest cost on projected benefit obligation	18,750	18,750
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	(23,750)	(23,750)
Amortization of unrecognized net gain	-	-
	----------	-----------
Net periodic postretirement, medical and life expense	$ 2,500	$ 2,500
	==========	===========

On April 21, 2010 the Corporation's Board of Directors approved an amendment to the Corporation's Defined Benefit Pension Plan. Under the amendment, which is expected to become effective on July 1, 2010, no new employees hired on or after the effective date will be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits. While the Corporation expects that there will be no immediate material impact on the results of operations or financial condition, as time goes on it is anticipated that the amendment will result in a decrease in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

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
Period ended March 31, 2010	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	----------	-----------
Net interest income	$ 8,511	$ -	$ 1	$ 8,512
Provision for loan losses	375	-	-	375
	--------	-------	--------	-----------
Net interest income after provision for loan losses	8,136	-	1	8,137
Other operating income	1,772	2,088	135	3,995
Other operating expenses	7,194	1,847	205	9,246
	--------	-------	--------	-----------
Income (loss) before income tax expense	2,714	241	(69)	2,886
Income tax expense (benefit)	838	93	(45)	886
	--------	-------	--------	-----------
Segment net income (loss)	$ 1,876	$ 148	$ (24)	$ 2,000
	========	=======	========	===========
Segment assets	$998,171	$ 6,693	$ 3,177	$ 1,008,041
	========	=======	========	===========

Period ended March 31, 2009	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	-----------	------------
Net interest income	$ 7,689	$ -	$ 3	$ 7,692
Provision for loan losses	425	-	-	425
	--------	--------	--------	-----------
Net interest income after provision for loan losses	7,264	-	3	7,267
Other operating income	2,344	1,771	105	4,220
Other operating expenses	7,051	1,777	156	8,984
	--------	--------	--------	-----------
Income (loss)before income tax expense	2,557	(6)	(48)	2,503
Income tax expense (benefit)	807	(2)	(36)	769
	--------	--------	--------	-----------
Segment net income (loss)	$ 1,750	$ (4)	$ (12)	$ 1,734
	========	========	========	===========
Segment assets	$870,408	$ 8,155	$ 3,513	$ 882,076
	========	========	========	===========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three-month period ended March 31, 2010, with comparisons to the comparable period in 2009, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2010. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Critical Accounting Policies, Estimates and Risks and Uncertainties

Critical accounting policies include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. In April 2009, the FASB issued accounting guidance which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings. For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes $856 thousand book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality when purchased, but at March 31, 2010 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pools, as well as overall default rates based on historical bank debt default rate averages. Upon completion of the March 31, 2010 analysis, our model indicated other-than-temporary impairment on both of these securities, since both experienced additional defaults or deferrals of underlying issuers during the period. For the quarter ended March 31, 2010, OTTI losses recognized in earnings totaled $261 thousand. Both of these securities remained classified as available for sale and represented $487 thousand of the unrealized losses reported at March 31, 2010. Both securities continue to accrue interest and payments continue to be made as agreed.

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

Financial Condition

Consolidated assets at March 31, 2010 totaled $1.0 billion, an increase of $32.1 million or 3.3% since December 31, 2009. The increase was due in large part to a $34.2 million increase in the Corporation's securities portfolio, as well as an $8.0 million increase in total cash and cash equivalents, which was somewhat offset primarily by a $9.4 million decrease in loans, net of deferred fees and costs and unearned income.

As noted above, total loans, net of deferred fees and costs and unearned income decreased $9.4 million or 1.6% from December 31, 2009 to March 31, 2010 due principally to soft loan demand. Total consumer loans were down $4.1 million, primarily due to decreases in consumer installment loan and home equity balances totaling $3.1 million and $745 thousand, respectively. Additionally, during the quarter, residential mortgages and commercial loans (including commercial mortgages) decreased $3.2 million and $2.0 million, respectively. During the quarter, approximately $1.9 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac.

The composition of the loan portfolio is summarized as follows:
	March 31, 2010	December 31, 2009
	--------------	-----------------
Residential mortgages	$159,205,000	$162,446,550
Commercial mortgages	118,571,997	120,912,941
Commercial, financial and agricultural	121,370,171	121,058,808
Indirect Consumer loans	91,837,581	94,122,278
Consumer loans	95,488,157	97,312,215
	-------------	-------------
	$586,472,906	$595,852,792
	=============	=============

The available for sale segment of the securities portfolio totaled $267.3 million at March 31, 2010, an increase of approximately $36.3 million or 15.7% from December 31, 2009. At amortized cost, the available for sale portfolio increased $35.1 million, with unrealized appreciation related to the available for sale portfolio increasing $1.2 million. U.S. Treasury bonds were up $34.9 million reflecting purchases during the quarter. Additionally, federal agency bonds increased $7.0 million as purchases during the quarter totaling $30.3 million were partially offset by maturities and calls. These increases were offset to some extent principally by mortgage-backed securities paydowns totaling $6.5 million, corporate bond maturities of $200 thousand, and OTTI write-downs of trust preferred securities pools totaling $261 thousand. The increase in unrealized appreciation related to the available for sale portfolio was due in large part to spreads on agency bonds, mortgage-backed and trust preferred securities continuing to tighten during the quarter, as credit markets continued to improve. The change was also impacted by an increase in unrealized gains in the Corporation's equity portfolio since year-end 2009. The held to maturity portion of the portfolio, consisting of local municipal obligations, decreased approximately $2.1 million from $12.2 million at December 31, 2009 to $10.1 million at March 31, 2010.

With funds from an increase in deposits as discussed below, and from the reduction in loans noted above exceeding the growth in the securities portfolio, cash and cash equivalents were up $8.0 million, with interest bearing deposits at other financial institutions increasing $8.2 million. The vast majority of these interest bearing deposits are held at the Federal Reserve Bank of New York. We continue to evaluate alternative investment opportunities with caution given the current low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Since December 31, 2009, total deposits have increased $32.1 million or 4.0% to $833.1 million, with public fund balances increasing $30.3 million and all other deposits increasing $1.8 million. The increase in public fund accounts was primarily due to a $24.0 million increase in insured money market account ("IMMA") balances, a $2.3 million increase in NOW account balances, and increases in savings and time deposits of $1.9 million and $1.2 million, respectively. The increase in other deposits was principally due to a $3.8 million increase in IMMA balances, a $3.7 million increase in savings accounts and a $2.9 million increase in NOW accounts, with these increases offset by decreases in other period-end time deposits and demand deposits totaling $4.6 million and $3.9 million, respectively.

A $2.7 million decrease in other liabilities was due in large part to the payment of escrowed real estate taxes during the quarter, as well as the payment of previously accrued compensation and benefits.

Asset Quality

Non-Performing Loans

Non-performing loans at March 31, 2010 totaled $11.633 million compared to $13.804 million at year-end 2009, a decrease of $2.171 million. This decrease was principally due to a $1.796 million decrease in accruing troubled debt restructurings ("TDR's"), as well as a $376 thousand decrease in accruing loans 90 days or more past due. Total non-accrual loans were virtually unchanged from December 31, 2009. The decrease in TDR's was principally due to the reclassification of a $2.010 million commercial loan to performing status during the quarter, somewhat offset by a $268 thousand increase in residential mortgage TDR's. Included in the total TDR's at March 31, 2010 are commercial loans totaling $4.768 million and residential mortgages totaling $813 thousand, compared to commercial loan and residential mortgage totals of $6.832 million and $545 thousand, respectively, at December 31, 2009. The only concessions made on commercial loan TDR's involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and/or payment reductions. Our experience to date in the restructuring of troubled debt has been favorable. Included in the commercial loan TDR total are loans to one borrower totaling $4.300 million which carry guarantees of the United States Department of Agriculture ("USDA") in the amount of $3.440 million, thereby reducing the Corporation's exposure on those loans to $860 thousand. TDR's are evaluated for impairment based upon the present value of expected future cash flows, with any changes recorded through the provision for loan losses. It is generally the Corporation's policy that TDR's that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDR's in years subsequent to the year in which the loan was first reported as TDR.

As noted above, accruing loans 90 days or more past due decreased $376 thousand. During 2009, it was the Corporation's policy that commercial loans 90 days past due, and consumer loans and residential mortgages 120 days past due, be placed in non-accrual status unless factors existed that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. This policy was amended during the first quarter of 2010 such that consumer loans and mortgages would be placed in non-accrual status at 90 days past due as opposed to the prior policy of 120 days, which contributed to decreases in accruing mortgages and consumer loans 90 days or more past due totaling $218 thousand and $158 thousand, respectively. As mentioned above, total non-accruing loans were virtually unchanged from the year-end 2009 total as increases in commercial and consumer non-accrual loans of $215 thousand and $115 thousand, respectively, were offset by a $330 thousand decrease in non-accrual residential mortgages. Included in non-accrual commercial loans is one TDR totaling $207 thousand. The decrease in non-accrual residential mortgages was principally due to the transfer of approximately $437 thousand to Other Real Estate Owned ("OREO") following foreclosure proceedings on these properties. It is the Corporation's policy that loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

At March 31, 2010, OREO totaled $1.094 million compared to $649 thousand at December 31, 2009, an increase of $445 thousand, as during the quarter three properties were placed in OREO. At March 31, 2010 OREO properties consist of six residential properties totaling $564 thousand, three commercial properties totaling $236 thousand and undeveloped land totaling $294 thousand.

Impaired Loans

Impaired loans at March 31, 2010 totaled $8.245 million compared to $10.093 million at December 31, 2009. The decrease of $1.848 million was due to the above mentioned reclassification during the quarter of a $2.010 million loan from TDR to performing status. Included in the impaired loan total are loans totaling $3.002 million for which impairment allowances of $750 thousand have been specifically allocated to the allowance for loan losses. As of December 31, 2009, the impaired loan total included $3.358 million for which specific impairment allowances of $845 thousand were allocated to the allowance for loan losses. The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations. It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired. Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. If market conditions warrant, future appraisals are obtained. Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest. The appraisals are performed by independent third parties and reflect the properties market value "as is". In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. In situations where partial charge-offs have been recognized, any balance remaining continues to be reflected as non-performing until the loan has been paid in full. In the case of impaired loans secured by assets other than real estate (i.e. business assets), a collateral valuation is performed using data from the client's most recently received financial statements, and applying discount rates based upon the type of collateral.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	March 31, 2010	December 31, 2009
	--------------	-----------------
Non-accrual loans	$ 5,911	$ 5,910
Troubled debt restructurings`	5,581	7,377
Accruing loans past due 90 days or more	141	517
	--------	--------
Total non-performing loans	$ 11,633	$ 13,804
Other real estate owned	1,094	649
	--------	--------
Total non-performing assets	$ 12,727	$ 14,453
	========	========

In addition to non-performing loans, as of March 31, 2010, the Corporation has identified commercial relationships totaling $15.2 million as potential problem loans, as compared to $14.9 million at December 31, 2009. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at March 31, 2010 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay. Based upon an analysis of these factors, as well as a decrease in net charge-offs, the provision for loan losses was reduced from $425 thousand in the first quarter of 2009 to $375 thousand in the first quarter of this year. Net charge-offs as compared to the first quarter of 2009 were down $215 thousand. The decrease in net charge offs was principally due to a $152 thousand decrease in net consumer loan charge-offs, and an $85 thousand increase in net recoveries on commercial loans, partially offset by a $22 thousand increase in residential mortgage charge-offs. The decrease in net consumer loan charge-offs was principally due to a $154 thousand decrease in installment loan net charge-offs. At March 31, 2010, the Corporation's allowance for loan losses totaled $10.164 million, resulting in a coverage ratio of allowance to non-performing loans of 87.4%. As noted above, included in non-performing loans at March 31, 2010 was a TDR totaling $4.300 million which carried USDA guarantees totaling $3.440 million. Also included in the non-performing loan totals are loans with remaining balances totaling $1.069 million on which the Corporation has recognized partial charge-offs in the amount of $905 thousand. Excluding the USDA guaranteed amount and loans for which partial charge-offs have already been recognized from the non-performing total, the coverage ratio of allowance to non-performing loans was 142.7%. The allowance for loan losses to total loans was 1.73% at March 31, 2010, and represents an amount that management believes will be adequate to absorb probable incurred loan losses on existing loans.

Activity in the allowance for loan losses was as follows:

(dollars in thousands)	Three Months Ended March 31,
	2010	2009
	--------	--------
Balance at beginning of period	$ 9,967	$ 9,106
Charge-offs:
Commercial, financial and agricultural	-	-
Commercial mortgages	-	-
Residential mortgages	(36)	(14)
Consumer loans	(315)	(460)
	--------	--------
Total	(351)	(474)
	--------	--------
Recoveries:
Commercial, financial and agricultural	123	38
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	50	43
	--------	--------
Total	173	81
	--------	--------
Net charge-offs	(178)	(393)
Provision charged to operations	375	425
	--------	--------
Balance at end of period	$10,164	$ 9,138
	========	========

Results of Operations

First Quarter of 2010 vs. First Quarter of 2009

Net income for the first quarter of 2010 totaled $2.000 million, an increase of $266 thousand as compared to first quarter 2009 net income of $1.734 million. Earnings per share increased 14.6% from $0.48 per share to $0.55 per share. As discussed in more detail below, this improvement in first quarter net income was principally due to an increase in net interest income and a reduction in the provision for loan losses, partially offset by increases in operating expenses and income tax expense, as well as a decrease in non-interest income.

Net interest income increased $820 thousand or 10.7% from $7.692 million in the first quarter of 2009 to $8.512 million in the first quarter of this year, while the net interest margin decreased 10 basis points to 3.83%. The improvement in net interest income resulted from an increase in average earning assets and a 61 basis point decrease in the average cost of interest-bearing liabilities, offset to some extent by a 55 basis point decrease in the average yield on earning assets. A $107.4 million or 13.5% increase in average earning assets reflects a $43.2 million increase in average securities, a $37.6 million increase in average fed funds sold and interest-bearing deposits at other financial institutions and a $26.6 million increase in average loans. Average loans and securities during the first quarter of this year associated with the Corporation's purchase of Canton Bancorp, Inc. ("Canton") in May of 2009 totaled $50.2 million and $3.8 million, respectively. While on average, earning assets increased 13.5%, total interest and dividend income increased $213 thousand or 2.0%, as the average yield on earning assets decreased 55 basis points to 4.89%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $115.2 million or 14.9% from $772.1 million in the first quarter of 2009 to $887.3 million during the first quarter of this year as a $125.6 million increase in average deposits was partially offset by a $10.4 million decrease in average other borrowed funds. Approximately $71.5 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $25.3 million, while average interest-bearing deposits increased $100.3 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $52.7 million and $24.8 million, respectively. Additionally, average savings and NOW account balances increased $16.6 million and $6.1 million, respectively. The decrease in average other borrowings was principally due to a $10.3 million decrease in average securities sold under agreements to repurchase. While average interest-bearing liabilities increased $89.9 million or 14.8%, interest expense decreased $607 thousand or 20.5%, as the average cost of interest-bearing liabilities decreased 61 basis points from 1.98% to 1.37%.

As discussed under the Asset Quality section of this report, a $50 thousand decrease in the provision for loan losses was principally due to a decrease in net charge-off's, as well as management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the first quarter of 2010 compared to the first quarter of 2009 decreased $226 thousand or 5.4% due primarily to a $547 thousand decrease in gains on the sale of securities, as during the first quarter of last year the Corporation sold a U.S. treasury bond and recognized a gain on that transaction of $547 thousand. The decrease in non-interest income was also affected by a $105 thousand increase in OTTI charges on two collateralized debt obligations consisting of trust preferred securities pools issued by other financial institutions. While we continue to receive all contractual payments on these investments, OTTI charges totaling $261 thousand in the first quarter of this year reflect deterioration in the credit quality of these investments based on cash flow evaluations that take into account several factors, including the level of defaults and deferrals by the issuers of the underlying securities, downgrades by rating agencies and weakness in the U.S. economy, and the financial services sector in particular. Excluding the above items, all other non-interest income increased $426 thousand or 11.1%, principally due to increases in Trust and Investment Center fee income and check card interchange fees of $317 thousand and $163 thousand, respectively. The increase in Trust and Investment Center fee income was due in large part to the improvement in the equities markets over the past year. Other increases included a $76 thousand increase in service charges and a $45 thousand increase in revenue at CFS Group, Inc. These increases were somewhat offset primarily by a $75 thousand decrease in cash management fee income and a $36 thousand decrease in gains on the sale of newly originated mortgages held for sale.

First quarter 2010 operating expenses were $260 thousand or 2.9% higher than the comparable period last year. This increase was principally due to a $360 thousand increase in salaries, a $103 thousand increase in data processing costs and a $70 thousand increase in FDIC insurance. The increase in salaries was primarily due to merit increases over the past year and the addition to staff resulting from the Corporation's acquisition of Canton in May of 2009, while the increase in data processing costs includes higher Trust and Investment Center and check card processing costs. The increase in FDIC insurance was due in large part to the increase in the level of deposits over the past year. These increases were offset to some extent principally by a $120 thousand decrease in employee benefit costs and a $104 thousand decrease in amortization of intangible assets. The decrease in employee benefits was principally due to decreases in defined benefit pension expense and health insurance costs of $159 thousand and $56 thousand, respectively, with the reduction in the defined benefit pension expense impacted to a great extent by the improved market conditions during 2009 and the corresponding increase in market value of plan assets, while the reduction in health insurance expense reflects a reduction in claims under the Corporation's self-insured plan. The decrease in amortization expense was principally due to the fact that the core deposit intangible associated with the Corporation's purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized during the second quarter of 2009. In addition to the above, furniture and equipment expenses were down $47 thousand due in large part to lower equipment depreciation expense.

A $118 thousand increase in income tax expense was principally due to the $384 thousand increase in pre-tax income, with the effective tax rate of 30.7% unchanged from the first quarter of 2009.

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

(dollars in thousands)	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	------------------			------------------
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	--------	-------	-------	---------	-------	-----
Earning assets:
Loans	$588,666	$ 8,824	6.08%	$562,063	$ 8,529	6.15%
Taxable securities	194,280	1,704	3.56%	166,361	1,873	4.57%
Tax-exempt securities	41,716	292	2.84%	26,441	229	3.52%
Federal funds sold	-	-	-%	1,960	1	0.25%
Interest-bearing deposits	77,223	48	0.25%	37,665	23	0.24%
	--------	-------	-----	---------	-------	-----
Total earning assets	901,885	10,868	4.89%	794,490	10,655	5.44%

Non-earning assets:
Cash and due from banks	23,376			22,357
Premises and equipment, net	24,749			24,897
Other assets	38,313			30,311
Allowance for loan losses	(10,101)			(9,213)
AFS valuation allowance	8,338			4,937
	--------			---------
Total	$986,560			$867,779
	========			=========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest bearing demand deposits	$ 49,113	13	0.11%	$ 42,976	25	0.23%
Savings and insured money market deposits	293,268	326	0.45%	223,901	400	0.72%
Time deposits	280,129	1,326	1.92%	255,327	1,773	2.82%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	75,205	691	3.73%	85,575	765	3.63%
	--------	------	-----	---------	------	-----
Total interest-bearing liabilities	697,715	2,356	1.37%	607,779	2,963	1.98%

Non-interest-bearing liabilities:
Demand deposits	189,628			164,327
Other liabilities	7,698			12,103
	--------			---------
Total liabilities	895,041			784,209
Shareholders' equity	91,519			83,570
	--------			---------
Total	$986,560			$867,779
	========			=========
Net interest income		$ 8,512			$ 7,692
		=======			=======
Net interest rate spread			3.52%			3.46%
			=====			=====
Net interest margin			3.83%			3.93%
			=====			=====

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
	------	-----	----
Interest and dividends earned on:
Loans	$ 400	$ (105)	$ 295
Taxable securities	284	(453)	(169)
Tax-exempt securities	113	(50)	63
Federal funds sold	(1)	-	(1)
Interest-bearing deposits	24	1	25

Total earning assets	$ 1,357	$(1,144)	$ 213

Interest paid on:
Demand deposits	3	(15)	(12)
Savings and insured money market deposits	103	(177)	(74)
Time deposits	158	(605)	(447)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(95)	21	(74)

Total interest-bearing liabilities	$ 395	$(1,002)	$ (607)

Net interest income	$ 962	$ (142)	$ 820
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At March 31, 2010, the Corporation maintained a $175.8 million line of credit with the FHLB, as compared to $165.7 million at March 31, 2009.

During the first three months of 2010, cash and cash equivalents increased $8.0 million as compared to an increase of $52.5 million during the first three months of last year. In addition to cash provided by operating activities, major sources of cash during the first quarter of 2010 included proceeds from maturities, calls and principal reductions on securities totaling $34.0 million, a $32.1 million increase in deposits, a $9.6 million decrease in loans and a $687 thousand increase in securities sold under agreements to repurchase. Proceeds from the above were used primarily to fund purchases of securities totaling $67.4 million, the payment of cash dividends in the amount of $880 thousand and purchases of fixed assets and treasury stock totaling $254 thousand and $133 thousand, respectively.

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

As of March 31, 2010, the Corporation's consolidated leverage ratio was 7.94%. The Tier I and Total Risk Adjusted Capital ratios were 12.06% and 13.69%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first quarter of 2010 the Corporation declared a cash dividend of $0.25 per share, unchanged from the dividend declared during the first quarter of 2009.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 18, 2009, the Corporation's Board of Directors authorized the repurchase of up to 90,000 shares over a one year period, either through open market or privately negotiated transactions. During the first three months of 2010, the Corporation purchased 6,287 shares at an average price of $21.17 per share. As of March 31, 2010, a total of 6,758 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first quarter of 2010, 12,832 shares were re-issued from treasury to fund the stock component of directors' 2009 compensation, as well as the stock component of an executive officer's 2009 bonus.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At March 31, 2010, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.35% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 3.00%. Both are within the Corporation's policy guideline of 15% established by the ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.02% and 4.33% respectively. Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At March 31, 2010, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 9.84% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.83%. Both are within the established tolerance limit of 15%. Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment. When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 5.20% and 8.32% respectively. Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first quarter of 2010.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2010 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2010.

During the three months ended March 31, 2010, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	1/1/10-1/31/10	5,800	$21.25	5,800	83,729
	2/1/10-2/28/10	250	19.98	250	83,479
	3/1/10-3/31/10	237	20.50	237	83,242
		------	------	------	-------
	Quarter ended 3/31/10	6,287	$21.17	6,287	83,242
		======	======	======	=======

(1) On November 19, 2009, the Corporation announced that its Board of Directors had authorized the repurchase of up to 90,000 shares, or approximately 2.6% of the Corporation's then outstanding common stock over a twelve month period, expiring November 18, 2010. This program replaced the share repurchase program that had been approved in November of 2008, and expired in November 2009. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. All 6,287 of the shares refererred to were privately negotiated transactions.

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

CHEMUNG FINANCIAL CORPORATION
DATE:	May 10, 2010	/s/ Ronald M. Bentley
Ronald M. Bentley
President & Chief Executive Officer

DATE:	May 10, 2010	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING March 31, 2010

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

END OF DOCUMENT