Form 10-Q
period 2010-06-30
CHEMUNG FINANCIAL CORP
filed 2010-08-09
CIK 763563

START OF DOCUMENT
UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended JUNE 30, 2010
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 31, 2010 was 3,516,705.

END OF COVER PAGE

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

END OF PAGE

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	JUNE 30, 2010	DECEMBER 31, 2009
	---------------	---------------
ASSETS
Cash and due from financial institutions	$ 24,133,121	$ 21,189,192
Interest-bearing deposits in other financial institutions	61,278,329	58,549,204
	--------------	------------
Total cash and cash equivalents	85,411,450	79,738,396
	--------------	------------

Securities available for sale, at estimated fair value	262,024,511	230,983,633
Securities held to maturity, estimated fair value of $10,382,571 at June 30, 2010 and $12,647,314 at December 31, 2009	9,312,093	12,159,852
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,338,800	3,280,600

Loans, net of deferred origination fees and costs, and unearned income	588,720,815	595,852,792
Allowance for loan losses	(10,447,291)	(9,967,223)
	--------------	------------
Loans, net	578,273,524	585,885,569
	--------------	------------

Loans held for sale	97,367	199,503
Premises and equipment, net	24,195,502	24,886,121
Goodwill	9,872,375	9,872,375
Other intangible assets, net	5,016,626	5,386,794
Bank owned life insurance	2,492,364	2,449,226
Other assets	20,945,729	20,709,472
	--------------	------------

Total assets	$1,000,980,341	$975,551,541
	==============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 187,271,243	$195,613,007
Interest-bearing	645,165,731	605,450,086
	--------------	------------
Total deposits	832,436,974	801,063,093
	--------------	------------

Securities sold under agreements to repurchase	45,288,098	54,263,257
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	962,090	1,129,204
Dividends payable	879,426	880,088
Other liabilities	6,562,328	8,130,234
	--------------	------------
Total liabilities	906,128,916	885,465,876
	--------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at June 30, 2010 and December 31, 2009	43,001	43,001
Additional-paid-in capital	22,802,397	22,806,829
Retained earnings	90,568,377	87,826,331
Treasury stock, at cost (782,429 shares at June 30, 2010; 779,781 shares at December 31, 2009)	(20,019,103)	(20,024,661)
Accumulated other comprehensive income (loss)	1,456,753	(565,835)
	---------------	------------
Total shareholders' equity	94,851,425	90,085,665
	--------------	------------

Total liabilities and shareholders' equity	$1,000,980,341	$975,551,541
	==============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
INTEREST AND DIVIDEND INCOME	2010	2009	2010	2009
	------	------	------	------
Loans, including fees	$17,670,421	$17,533,088	$ 8,845,646	$ 9,004,067
Taxable securities	3,412,987	3,716,674	1,709,419	1,843,877
Tax exempt securities	588,021	514,787	295,701	285,480
Federal funds sold	-	1,232	-	-
Interest-bearing deposits	82,275	48,568	34,527	25,821
	-----------	-----------	-----------	-----------
Total interest and dividend income	21,753,704	21,814,349	10,885,293	11,159,245
	-----------	-----------	-----------	-----------
INTEREST EXPENSE
Deposits	3,116,766	4,340,963	1,452,046	2,143,817
Borrowed funds	471,597	471,683	237,172	237,233
Securities sold under agreements to repurchase	874,333	1,020,230	417,553	489,182
	-----------	-----------	-----------	-----------
Total interest expense	4,462,696	5,832,876	2,106,771	2,870,232
	-----------	-----------	-----------	-----------
Net interest income	17,291,008	15,981,473	8,778,522	8,289,013
Provision for loan losses	750,000	800,000	375,000	375,000
	-----------	-----------	-----------	-----------
Net interest income after provision for loan losses	16,541,008	15,181,473	8,403,522	7,914,013
	-----------	-----------	-----------	-----------
Other operating income:
Trust & investment services income	4,073,209	3,885,343	1,984,942	2,114,193
Service charges on deposit accounts	2,321,862	2,400,665	1,128,384	1,283,412
Net gain on securities transactions	451,094	556,348	451,094	9,130
Other-than-temporary loss on investment securities:
Total impairment losses	(336,625)	(951,876)	(76,100)	(796,116)
Loss recognized in other comprehensive income	-	-	-	-
	-----------	-----------	-----------	-----------
Net impairment loss recognized in earnings	(336,625)	(951,876)	(76,100)	(796,116)

Net gain on sales of loans held for sale	133,565	124,966	82,077	37,039
Credit card merchant earnings	99,170	78,888	51,294	41,193
Gains on sales of other real estate	33,550	2,879	33,550	-
Income from bank owned life insurance	43,138	7,124	21,801	7,124
Other	1,840,795	1,730,796	988,107	918,722
	-----------	-----------	-----------	-----------
Total other operating income	8,659,758	7,835,133	4,665,149	3,614,697
	-----------	-----------	-----------	-----------
Other operating expenses:
Salaries and wages	7,593,955	6,960,176	3,759,735	3,485,922
Pension and other employee benefits	2,018,554	2,531,965	984,287	1,378,063
Net occupancy expenses	2,206,501	2,142,725	1,084,739	1,029,525
Furniture and equipment expenses	975,768	1,045,815	513,169	536,468
Data processing expense	1,635,006	2,325,430	832,131	1,625,693
Amortization of intangible assets	370,168	544,942	181,051	252,039
Losses on sales of other real estate	25,557	26,393	25,557	-
FDIC insurance	625,353	919,821	320,045	684,330
Other	3,209,667	3,244,511	1,714,017	1,764,404
	-----------	-----------	-----------	-----------
Total other operating expenses	18,660,529	19,741,778	9,414,731	10,756,444
	-----------	-----------	-----------	-----------
Income before income tax expense	6,540,237	3,274,828	3,653,940	772,266
Income tax expense	2,037,041	846,005	1,150,931	77,434
	-----------	-----------	-----------	-----------
Net income	$ 4,503,196	$ 2,428,823	$ 2,503,009	$ 694,832
	===========	===========	===========	===========

Weighted average shares outstanding	3,605,614	3,599,799	3,604,780	3,602,908
	===========	===========	===========	===========
Basic and diluted earnings per share	$1.25	$ 0.67	$0.69	$0.19
	============	===========	============	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	--------	----------	-----------	-------------	--------------	------
Balances at January 1, 2009	$ 43,001	$22,881,937	$85,868,637	$(20,547,419)	$(5,239,011)	$83,007,145
Cumulative effect of change in accounting principle, adoption of other-than-temporary impairment guidance, net	-	-	246,544	-	(246,544)	-
Comprehensive Income:
Net income	-	-	2,428,823	-	-	2,428,823
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	(672,154)	(672,154)
Change in unrealized gains (losses) on securities AFS for which a portion of an other-than-temporary impairment has been recognized in earnings, net	-	-	-	-	(10,736)	(10,736)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	381,139	381,139
						-----------
Total comprehensive income (loss)						2,127,072

Restricted stock units for directors' deferred compensation plan	-	51,921	-	-	-	51,921
Cash dividends declared ($.50 per share)	-	-	(1,760,889)	-	-	(1,760,889)
Distribution of 10,867 shares of treasury stock for director's compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 1,333 shares of treasury stock for directors' deferred compensation	-	(36,617)	-	34,271	-	(2,346)
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Sale of 11,800 shares of treasury stock	-	(74,107)	-	303,627	-	229,520
Purchase of 4,295 shares of treasury stock	-	-	-	(84,362)	-	(84,362)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at June 30, 2009	$ 43,001	$22,753,821	$86,783,115	$(19,952,880))	$(5,787,306)	$83,839,751
	=========	===========	===========	==============	===========	===========

Balances at January 1, 2010	$ 43,001	$22,806,829	$87,826,331	$(20,024,661)	$ (565,835)	$90,085,665
Comprehensive Income:
Net income	-	-	4,503,196	-	-	4,503,196
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	1,669,300	1,669,300
Change in unrealized gains (losses) on securities AFS for which a portion of an other-than-temporary impairment has been recognized in earnings, net	-	-	-	-	136,792	136,792
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	216,496	216,496
						------------
Total comprehensive income (loss)						6,525,784

Restricted stock units for directors' deferred compensation plan	-	55,782	-	-	-	55,782
Cash dividends declared ($.50 per share)	-	-	(1,761,150)	-	-	(1,761,150)
Distribution of 10,082 shares of treasury stock for directors' compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,750 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Purchase of 15,480 shares of treasury stock	-	-	-	(323,885)	-	(323,885)
	---------	-------------	-----------	-------------	-----------	-----------
Balances at June 30, 2010	$ 43,001	$22,802,397	$90,568,377	$(20,019,103))	$ 1,456,753	$94,851,425
	=========	=============	============	==============	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
	-----	-----
Net income	$ 4,503,196	$ 2,428,823
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	370,168	544,942
Provision for loan losses	750,000	800,000
Depreciation and amortization of fixed assets	1,395,291	1,445,763
Amortization (accretion) of premiums on securities, net	329,895	82,608
Gains on sales of loans held for sale, net	(133,565)	(124,966)
Proceeds from sales of loans held for sale	4,503,070	8,382,289
Loans originated and held for sale	(4,267,369)	(8,249,660)
Net (gain) loss on sale of other real estate owned	(7,993)	23,514
Net gains on securities transactions	(451,094)	(556,348)
Net impairment loss recognized on investment securities	336,625	951,876
Decrease (increase) in other assets	60,854	(2,684,763)
(Decrease) increase in accrued interest payable	(167,114)	99,354
Expense related to restricted stock units for directors' deferred compensation plan	55,782	51,921
Expense related to employee stock compensation	55,000	50,000
Decrease in other liabilities	(2,276,730)	(2,449,448)
Income from bank owned life insurance	(43,138)	(7,124)
Proceeds from sales of student loans	137,509	-
	-----------	----------
Net cash provided by operating activities	5,150,387	788,781
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	30,440,459	34,420,693
Proceeds from maturities and principal collected on securities available for sale	40,300,934	30,949,590
Proceeds from maturities and principal collected on securities held to maturity	7,712,800	3,383,466
Purchases of securities available for sale	(99,052,056)	(69,444,150)
Purchases of securities held to maturity	(4,865,041)	(7,001,431)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(58,200)	(234,250)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	-	535,500
Purchases of premises and equipment	(704,672)	(1,259,387)
Net cash received in Bank of Canton acquisition	-	2,876,462
Proceeds from sale of other real estate owned	228,528	225,547
Net decrease in loans	6,206,890	8,796,071
	-----------	-----------
Net cash (used) provided by investing activities	(19,790,358)	3,248,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	39,673,352	42,555,680
Net (decrease) increase in time deposits and individual retirement accounts	(8,299,471)	7,854,166
Net decrease in securities sold under agreements to repurchase	(8,975,159)	(8,252,528)
Purchase of treasury stock	(323,885)	(84,362)
Sale of treasury stock	-	229,520
Cash dividends paid	(1,761,812)	(1,755,367)
	-----------	-----------
Net cash provided by financing activities	20,313,025	40,547,109
	-----------	-----------
Net increase in cash and cash equivalents	5,673,054	44,584,001
Cash and cash equivalents, beginning of period	79,738,396	23,651,380
	-----------	-----------
Cash and cash equivalents, end of period	$85,411,450	$68,235,381
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 4,629,810	$ 5,733,520
	===========	===========
Income Taxes	$ 3,225,675	$ 4,398,898
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 517,646	$ 264,828
	===========	===========

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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2010 and December 31, 2009, and results of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2010 and 2009. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,605,614 and 3,599,799 weighted average shares outstanding for the six-month periods ended June 30, 2010 and 2009, respectively and 3,604,780 and 3,602,908 weighted average shares outstanding for the three-month periods ended June 30, 2010 and 2009, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the six-month periods ended June 30, 2010 or 2009.

3. Recent Accounting Pronouncements

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

In June 2009, the FASB amended guidance for the consolidation of a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance was not material.

In January 2010, the FASB amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The impact of adoption on January 1, 2010 was not material.

Newly Issued But Not Yet Effective Accounting Guidance

In January 2010, the FASB amended existing guidance related to fair value measurements requiring new disclosures for activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The impact of adoption is not expected to be material and relates to disclosure only.

In July 2010, the FASB issued an Accounting Standards Update ("ASU"), "Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users' evaluation of the nature of credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Corporation expects the adoption to be disclosure related only and have no impact on the results of operations.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at June 30, 2010 Using
		----------------------------------------
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$127,678,190	$40,603,125	$ 87,075,065	$ -
Mortgage-backed securities, residential	81,908,265	-	81,908,265	-
Obligations of states and political subdivisions	33,622,771	-	33,622,771	-
Trust Preferred securities	2,353,056	-	1,955,101	397,955
Corporate bonds and notes	11,686,396	-	11,686,396	-
Corporate stocks	4,775,833	4,056,467	719,366	-
	-----------	-----------	------------	-----------
Total available for sale securities	$262,024,511	$44,659,592	$216,966,964	$ 397,955
	============	===========	============	===========

		Fair Value Measurement at December 31, 2009 Using
		----------------------------------------
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$84,620,520	$ 4,999,219	$ 79,621,301	$ -
Mortgage-backed securities, residential	93,944,883	-	93,944,883	-
Obligations of states and political subdivisions	32,125,087	-	32,125,087	-
Trust Preferred securities	2,261,480	-	1,750,000	511,480
Corporate bonds and notes	12,184,682	-	12,184,682	-
Corporate stocks	5,846,981	5,127,614	719,367	-
	-----------	-----------	------------	-----------
Total available for sale securities	$230,983,633	$10,126,833	$220,345,320	$ 511,480
	============	===========	============	===========

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month periods ending June 30, 2010 and 2009:

	Fair Value Measurement six-months ended June 30, 2010 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement six-months ended June 30, 2009 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale	--------------------	--------------------
Beginning balance	$ 511,480	$ 1,885,000
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	6,436
Impairment charge on investment securities	(336,625)	(951,876)
Included in other comprehensive income	223,100	384,590
Transfers in and/or out of Level 3	-	-
	------------	------------
Ending balance June 30	$ 397,955	$ 1,324,150
	============	============

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurement at June 30, 2010 Using
----------------------------------------
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	-----------	------------	-------------
Impaired Loans	$ 5,713,114	$ -	$ -	$ 5,713,114
Other real estate owned, net	870,546	-	-	870,546
	-----------	-----------	-----------	-----------
	$ 6,583,660	$ -	$ -	$ 6,583,660
	===========	===========	===========	===========

Fair Value Measurement at December 31, 2009 Using
------------------------------------------
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	-----------	------------	-------------
Impaired Loans	$ 2,513,355	$ -	$ -	$ 2,513,355
Other real estate owned, net	648,962	-	-	648,962
	-----------	-----------	-----------	-----------
	$ 3,162,317	$ -	$ -	$ 3,162,317
	============	===========	===========	=============

>

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,193,652, with a valuation allowance of $1,480,538 as of June 30 ,2010, resulting in an additional provision for loan losses of $635,987 for the period ending June 30, 2010.

Other real estate owned which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $870,546 at June 30, 2010, which is made up of the outstanding balance of $946,073, net of a valuation allowance of $75,527 at June 30, 2010, resulting in write downs of $75,527 for the period ending June 30, 2010.

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

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010		December 31, 2009
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	-----------	-----------	-----------	-----------
Cash and due from financial institutions	$ 24,133	$ 24,133	$ 21,189	$ 21,189
Interest-bearing deposits in other financial institutions	61,278	61,278	58,549	58,549
Securities held to maturity	9,312	10,383	12,160	12,647
Federal Home Loan and Federal Reserve Bank stock	3,339	N/A	3,281	N/A
Net loans	578,274	594,897	585,886	595,958
Loans held for sale	97	97	200	200
Accrued interest receivable	3,059	3,059	3,255	3,255
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	558,269	558,269	518,596	518,596
Time deposits	274,168	276,793	282,467	285,999
Securities sold under agreements to repurchase	45,288	48,185	54,263	55,829
Federal Home Loan Bank advances	20,000	21,545	20,000	21,672
Accrued interest payable	962	962	1,129	1,129
Dividends payable	879	879	880	880

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

5. Goodwill and Intangible Assets

The change in goodwill during the periods ending June 30, 2010 and 2009 were as follows:

2010		2009
	-----	-----
Beginning of year	$ 9,872,375	$ 8,806,796
Acquired goodwill	-	1,065,579
	-----------	-----------
June 30,	$ 9,872,375	$ 9,872,375
	===========	===========

Acquired intangible assets were as follows at June 30, 2010 and December 31, 2009:

	At June 30, 2010		At December 31, 2009
	----------------------------		----------------------------
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
	-------------	------------	-------------	------------
Core deposit intangibles	$ 1,174,272	$ 569,122	$ 7,140,066	$ 6,422,294
Other customer relationship intangibles	6,133,116	1,721,640	6,133,116	1,464,094
	-----------	-----------	------------	-----------
Total	$ 7,307,388	$ 2,290,762	$ 13,273,182	$ 7,886,388
	===========	===========	============	============

The reduction in the Core Deposit Intangible Balance Acquired and Accumulated Amortization from December 31, 2009 to June 30, 2010 was due to the fact that during 2009 a core deposit intangible related to the Corporation's purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized.

Aggregate amortization expense for the six-month period ending June 30, 2010 was $370,168.

The remaining estimated aggregate amortization expense at June 30, 2010 is listed below:

Year	Estimated Expense
-----	------------------
2010	$ 360,727
2011	680,439
2012	629,983
2013	521,195
2014	429,073
2015 and thereafter	2,395,209
-----------
Total	$ 5,016,626
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

Comprehensive income for the three and six-month periods ended June 30, 2010 was $3,667,644 and $6,525,784, respectively. Comprehensive income for the three and six-month periods ended June 30, 2009 was $1,179,993 and $2,127,072, respectively. The following summarizes the components of other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income (Loss)	2010	2009	2010	2009
---------------------------------	------	-------	------	------
Unrealized holding gains (losses) on securities available for sale	$ 2,068,572	$ 279,203	$ 3,173,635	$ (539,902)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than- temporary impairment has been recognized in earnings, net of reclassification	105,435	188,890	223,100	(17,510)
Reclassification adjustment net gains realized in net income	(451,094)	(9,130)	(451,094)	(556,348)
	----------	----------	-----------	----------
Net unrealized gains (losses)	1,722,913	458,963	2,945,641	(1,113,760)
Tax effect	666,526	177,554	1,139,549	(430,870)
	-----------	----------	-----------	----------
Net of tax amount	$ 1,056,387	$ 281,409	$ 1,806,092	$ (682,890)
Change in funded status of defined benefit pension plan and other benefit plans	176,547	332,309	353,094	621,618
Tax effect	68,299	128,557	136,598	240,479
	-----------	----------	-----------	----------
Net of tax amount	108,248	203,752	216,496	381,139
	------------	----------	-----------	----------
Total other comprehensive income (loss)	$ 1,164,635	$ 485,161	$ 2,022,588	$ (301,751)
	===========	==========	===========	==========

The following is a summary of the accumulated other comprehensive income balance, net of tax:

	Balance at December 31, 2009	Current Period Change	Balance at June 30, 2010
	-----------------	----------	----------------
Unrealized gains (losses) on securities available for sale	$ 4,654,731	$ 1,806,092	$ 6,460,823
Unrealized loss on pension plans and other benefit plans	(5,220,566)	216,496	(5,004,070)
	-----------	-----------	-----------
Total	$ (565,835)	$ 2,022,588	$ 1,456,753
	===========	===========	===========

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

8. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$126,464,528	$ 1,213,662	$ -	$127,678,190
Mortgage-backed securities, residential	77,875,319	4,032,946	-	81,908,265
Obligations of states and political subdivisions	32,644,521	978,665	415	33,622,771
Corporate bonds and notes	11,027,500	667,974	9,078	11,686,396
Trust Preferred securities	2,650,495	84,031	381,470	2,353,056
Corporate stocks	824,877	3,967,494	16,538	4,775,833
	------------	-----------	-----------	------------
Total	$251,487,240	$10,944,772	$ 407,501	$262,024,511
	============	===========	===========	============

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	-----------	------------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 84,669,025	$ 120,332	$ 168,837	$ 84,620,520
Mortgage-backed securities, residential	91,893,807	2,244,777	193,701	93,944,883
Obligations of states and political subdivisions	31,280,180	847,618	2,711	32,125,087
Corporate bonds and notes	11,740,197	519,488	75,003	12,184,682
Trust Preferred securities	2,983,306	-	721,826	2,261,480
Corporate stocks	825,488	5,043,198	21,705	5,846,981
	------------	-----------	-----------	------------
Total	$223,392,003	$ 8,775,413	$ 1,183,783	$230,983,633
	============	===========	===========	============

Amortized cost and estimated fair value of securities held to maturity are as follows:

June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	------------	------------
Obligations of states and political subdivisions	$ 9,312,093	$ 1,070,478	$ -	$ 10,382,571
	------------	-----------	-----------	------------
Total	$ 9,312,093	$ 1,070,478	$ -	$ 10,382,571
	============	===========	===========	============

December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	-----------	------------
Obligations of states and political subdivisions	$ 12,159,852	$ 491,943	$ 4,481	$ 12,647,314
	------------	-----------	-----------	------------
Total	$ 12,159,852	$ 491,943	$ 4,481	$ 12,647,314
	============	===========	===========	============

The amortized cost and estimated fair value of debt securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

	June 30, 2010
	Available for Sale		Held to Maturity
	------------------		------------------
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	--------	---------	---------	---------
Within One Year	$ 71,494,140	$ 71,866,332	$ 2,625,956	$ 2,650,624
After One, But Within Five Years	157,428,782	163,162,447	3,791,082	4,123,093
After Five, But Within Ten Years	17,604,947	18,368,530	2,895,055	3,608,854
After Ten Years	4,134,494	3,851,369	-	-
	------------	------------	-----------	-----------
Total	$250,662,363	$257,248,678	$ 9,312,093	$10,382,571
	============	============	===========	===========

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $10,440,459 for the six-months ended June 30,2010. Gross gains of $451,094 were realized on these sales and calls during 2010. There were no gross losses on these transactions during the six-months ended June 30, 2010.

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $5,620,693 for the six-months ended June 30, 2009. Gross gains of $556,348 were realized on these sales and calls during 2009. There were no gross losses on these transactions during the six-months ended June 30, 2009.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at June 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	-----------------------		-----------------------		-----------
June 30, 2010	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	------------	-----------	-----------	----------	-----------	-----------
Obligations of U.S.Government and U.S. Government sponsored enterprises	$ -	$ -	$ -	$ -	$ -	$ -
Mortgage-backed securities, residential	-	-	-	-	-	-
Obligations of states and political subdivisions	89,722	415	-	-	89,722	415
Corporate bonds and notes	-	-	2,490,922	9,078	2,490,922	9,078
Trust preferred securities	-	-	397,955	381,470	397,955	381,470
Corporate stocks	-	-	33,453	16,538	33,453	16,538
	-----------	----------	----------	---------	-----------	----------
Total temporarily impaired securities	$ 89,722	$ 415	$ 2,922,330	$ 407,086	$ 3,012,052	$ 407,501
	===========	==========	===========	==========	===========	===========

(continued)

	Less than 12 months		12 months or longer		Total
	-------------------------		----------------------		------------
December 31, 2009	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	------------	-----------	-----------	----------	-----------	-----------
Obligations of U.S.Government and US Government sponsored enterprises	$39,979,031	$ 168,837	$ -	$ -	$39,979,031	$ 168,837
Mortgage-backed securities, residential	23,475,694	193,701	-	-	23,475,694	193,701
Obligations of states and political subdivisions	730,776	7,192	-	-	730,776	7,192
Corporate bonds and notes	200,222	3	2,425,000	75,000	2,625,222	75,003
Trust preferred securities	60,480	102,421	2,201,000	619,405	2,261,480	721,826
Corporate stocks	28,287	21,705	-	-	28,287	21,705
	-----------	-----------	-----------	----------	-----------	---------
Total temporarily impaired securities	$64,474,490	$ 493,859	$ 4,626,000	$ 694,405	$69,100,490	$ 1,188,264
	===========	===========	===========	==========	===========	===========

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

When OTTI occurs, for either debt securities or purchased beneficial interests, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2010, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions. This deterioration may affect the future receipt of both principal and interest payments on these securities. This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.

Our analysis of these investments includes $779 thousand book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at June 30, 2010 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

In determining the amount of "currently performing" collateral for the purposes of modeling the expected future cash flows, management analyzed the default and deferral history over the past 2 years in both of the securities held. This review indicated significant increases in the number and amount of defaults and deferrals by the issuers. Additionally, management has noted the correlation between the rising levels of non-performing loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and/or deferred interest payments. Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes. Management expects the trend of higher default and deferral levels to continue over the next 12 to 24 months as it is widely predicted by experts in the industry that the level of bank failures in 2010 will most probably exceed the 140 bank failures reported in 2009, potentially negatively impacting the future cash flows of these securities. Eighty-six depository institutions were closed by regulators during the first six months of 2010.

The following table provides detailed information related to the pooled trust preferred securities held as of June 30, 2010:

Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral
MM Community Funding IX, Ltd. (Class B-2)	24.57%	15.01%	-48.00%	25.78%

TPREF Funding II, Ltd. (Class B)	13.87%	14.24%	-32.63%	16.67%

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

Upon completion of the June 30, 2010 analysis, our model indicated other-than-temporary impairment on one of these securities, since it experienced additional defaults or deferrals of underlying issuers during the period. For the period ended June 30, 2010, OTTI losses recognized in earnings totaled $76 thousand for the second quarter of the year and $337 thousand year to date. Both of these securities remained classified as available for sale and represented $381 thousand of the unrealized losses reported at June 30, 2010. Both securities continue to accrue interest and payments continue to be made as agreed.

When the analysis of these securities was conducted at June 30, 2010, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase, was compared to the previous quarters' analysis. This analysis indicated a further decline in value in the MM Community Funding IX Pool, attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams. Therefore the amount of this decline in fair value or OTTI was recorded in earnings. Additionally, the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the securities based on current market conditions and interest rates. This comparison indicated an increase in value from the previous quarter based on factors other than credit which resulted in a gain reported in other comprehensive income. This result is consistent with the fact that some improvement has been noted recently in the credit markets related to overall corporate and financial institution credit spreads. Therefore, while the credit quality related to this security declined during the quarter, the change in value related to other factors actually improved and partially offset the decline in credit quality when assessing the overall fair value of the impaired securities. This explains how changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities. Therefore the recognition of additional credit related OTTI resulted in a gain reported in other comprehensive income.

The table below presents a rollforward of the cumulative credit losses recognized in earnings for the three-month period ended June 30, 2010:

Beginning balance, March 31, 2010	$ 3,306,193
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than- temporary impairment was previously recognized	76,100
-----------
Ending balance, June 30, 2010	$ 3,382,293
===========

9. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	June 30, 2010	December 31, 2009
	--------------	------------------
Residential mortgages	$ 156,495,710	$ 162,446,550
Commercial mortgages	124,420,937	120,912,941
Commercial, financial and agricultural	120,277,094	121,058,808
Indirect consumer loans	92,142,921	94,122,278
Consumer loans	95,384,153	97,312,215
	-------------	-------------
	$ 588,720,815	$ 595,852,792
	=============	=============

The following table summarizes the Corporation's non-performing assets:

	June 30, 2010	December 31, 2009
	--------------	-----------------
Non-accrual loans	$ 10,874,063	$ 5,910,051
Troubled debt restructurings	905,615	7,376,972
Accruing loans past due 90 days or more	22,224	517,359
	------------	------------
Total non-performing loans	$ 11,801,902	$ 13,804,382
Other real estate owned	870,546	648,962
	------------	------------
Total non-performing assets	$ 12,672,448	$ 14,453,344
	============	============

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30,
	2010	2009
	------	------
Balance at beginning of period	$ 9,967,223	$ 9,105,517
Provision charged to operations	750,000	800,000
Loans charged-off	(585,241)	(912,065)
Recoveries	315,309	137,560
	------------	------------
Balance at end of period	$10,447,291	$ 9,131,012
	============	============

At June 30, 2010 and December 31, 2009, the recorded investment in loans that are considered to be impaired totaled $8,954,662 and $10,093,199, respectively. Included in the June 30, 2010 amount are impaired loans of $7,193,652 for which an impairment allowance has been recognized. The related impairment allowance was $1,480,538. The December 31, 2009 amount includes $3,357,906 of impaired loans with a related impairment allowance of $844,551.

10. Components of Quarterly and Year-to-Date Net Periodic Benefit Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	-----	-----	-----	-----
Qualified Pension
Service cost, benefits earned during the period	$ 266,358	$ 235,250	$532,716	$ 439,000
Interest cost on projected benefit obligation	479,012	380,500	958,024	733,000
Expected return on plan assets	(694,136)	(456,250)	(1,388,272)	(915,000)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	14,198	22,000	28,396	44,500
Amortization of unrecognized net loss	184,568	332,250	369,136	621,000
	-----------	----------	----------	-----------
Net periodic pension expense (benefit)	$ 250,000	$ 513,750	$ 500,000	$ 922,500
	===========	===========	==========	===========
Supplemental Pension
Service cost, benefits earned during the period	$ 8,257	$ 6,693	$ 16,514	$ 13,386
Interest cost on projected benefit obligation	15,212	13,206	30,424	26,412
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	1,531	1,809	3,062	3,618
	----------	-----------	-----------	-----------
Net periodic supplemental pension expense	$ 25,000	$ 21,708	$ 50,000	$ 43,416
	===========	===========	===========	===========
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 7,500	$ 7,500	$ 15,000	$ 15,000
Interest cost on projected benefit obligation	18,750	18,750	37,500	37,500
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(23,750)	(23,750)	(47,500)	(47,500)
Amortization of unrecognized net gain	-	-	-	-
	----------	-----------	-----------	-----------
Net periodic postretirement, medical and life expense	$ 2,500	$ 2,500	$ 5,000	$ 5,000
	==========	===========	===========	===========

On April 21, 2010 the Corporation's Board of Directors approved an amendment to the Corporation's Defined Benefit Pension Plan. Under the amendment, which became effective on July 1, 2010, new employees hired on or after the effective date will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits. While the Corporation expects that there will be no immediate material impact on the results of operations or financial condition, as time goes on it is anticipated that the amendment will result in a decrease in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

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
	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	---------	------------	--------	----------	----------	------------
Net interest income	$ 8,778	$ -	$ 1	$ 8,779	$ 17,289	$ -	$ 2	$ 17,291
Provision for loan losses	375	-	-	375	750	-	-	750
	--------	-------	-------	--------	---------	-------	-------	----------
Net interest income after provision for loan losses	8,403	-	1	8,404	16,539	-	2	16,541
Other operating income	2,519	1,985	161	4,665	4,290	4,073	297	8,660
Other operating expenses	7,488	1,751	176	9,415	14,681	3,599	381	18,661
	--------	-------	-------	--------	---------	-------	-------	----------
Income before income tax expense	3,434	234	(14)	3,654	6,148	474	(82)	6,540
Income tax expense	1,082	90	(21)	1,151	1,920	183	(66)	2,037
	--------	-------	--------	--------	---------	-------	--------	----------
Segment net income	$ 2,352	$ 144	$ 7	$ 2,503	$ 4,228	$ 291	$ (16)	$ 4,503
	========	=======	========	========	=========	=======	========	==========
Segment assets					$991,219	$ 6,690	$ 3,071	$1,000,980
					=========	=======	========	==========

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	---------	------------	--------	----------	----------	------------
Net interest income	$ 8,288	$ -	$ 1	$ 8,289	$ 15,976	$ -	$ 5	$ 15,981
Provision for loan losses	375	-	-	375	800	-	-	800
	--------	-------	-------	--------	--------	-------	-------	----------
Net interest income after provision for loan losses	7,913	-	1	7,914	15,176	-	5	15,181
Other operating income	1,388	2,114	113	3,615	3,732	3,885	218	7,835
Other operating expenses	8,815	1,773	169	10,757	15,866	3,550	325	19,741
	--------	-------	-------	--------	--------	-------	-------	----------
Income before income tax expense	486	341	(55)	772	3,042	335	(102)	3,275
Income tax expense	(17)	132	(38)	77	790	130	(74)	846
	--------	-------	--------	--------	--------	-------	--------	----------
Segment net income	$ 503	$ 209	$ (17)	$ 695	$ 2,252	$ 205	$ (28)	$ 2,429
	========	=======	========	========	========	=======	========	==========
Segment assets					$938,900	$ 8,669	$ 3,163	$ 950,732
					========	=======	========	==========

12. Stock Based Compensation

On June 16, 2010 the Corporation's board of directors approved the Corporation's Restricted Stock Plan (the "Plan"), which became effective immediately. Pursuant to the Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's chief executive officer. The maximum number of shares as to which stock awards may be granted under the Plan is 10,000 per year, with these shares vesting over a 5 year period. There have been no awards granted as of June 30, 2010 under this plan.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and six-month periods ended June 30, 2010, with comparisons to the comparable periods in 2009, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2010. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, competition, changes in law or the regulatory environment, and changes in general business and economic trends. Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1A. Risk Factors" in this Form 10-Q as well as the Corporation's Form 10-K filed March 15, 2010. These filings are available publicly on the SEC's website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3788. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. In April 2009, the FASB issued accounting guidance which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings. For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes $779 thousand book value of two collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality when purchased, but at June 30, 2010 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pools, as well as overall default rates based on historical bank debt default rate averages. Upon completion of the June 30, 2010 analysis, our model indicated additional other-than-temporary impairment on one of these securities. For the quarter and six-months ended June 30, 2010, OTTI losses recognized in earnings totaled $76 thousand and $337 thousand, respectively. Both of these securities remained classified as available for sale and represented $381 thousand of the unrealized losses reported at June 30, 2010. Both securities continue to accrue interest and payments continue to be made as agreed.

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

Financial Condition

Consolidated assets at June 30, 2010 totaled $1.0 billion, an increase of $25.4 million or 2.6% since December 31, 2009. The increase was due in large part to a $28.2 million increase in the Corporation's securities portfolio, as well as a $5.7 million increase in total cash and cash equivalents, which was somewhat offset primarily by a $7.1 million decrease in loans, net of deferred fees and costs and unearned income.

As noted above, total loans, net of deferred fees and costs and unearned income decreased $7.1 million or 1.2% from December 31, 2009 to June 30, 2010 due principally to soft loan demand, particularly in the areas of consumer loans and residential mortgages which have decreased $3.9 million and $6.0 million, respectively. These decreases were partially offset by a $2.7 million increase in total commercial loans (including commercial mortgages). The decrease in consumer loans was primarily due to decreases in consumer installment loan and home equity balances totaling $2.5 million and $829 thousand, respectively. Since December 31, 2009, the Corporation also sold the remaining balance of its student loan portfolio which at year-end 2009 totaled $259 thousand. During the first six months of this year, approximately $4.4 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $956 thousand originated and sold to the State of New York Mortgage Agency ("SONYMA").

The composition of the loan portfolio is summarized as follows:
	June 30, 2010	December 31, 2009
	--------------	-----------------
Residential mortgages	$156,495,710	$162,446,550
Commercial mortgages	124,420,937	120,912,941
Commercial, financial and agricultural	120,277,094	121,058,808
Indirect Consumer loans	92,142,921	94,122,278
Consumer loans	95,384,153	97,312,215
	-------------	-------------
	$588,720,815	$595,852,792
	=============	=============

The available for sale segment of the securities portfolio totaled $262.0 million at June 30, 2010, an increase of approximately $31.0 million or 13.4% from December 31, 2009. At amortized cost, the available for sale portfolio increased $28.1 million, with unrealized appreciation related to the available for sale portfolio increasing $2.9 million. U.S. Treasury bonds were up $34.9 million reflecting purchases during the first six months of 2010 totaling $44.6 million, partially offset by the sale of a $9.7 million treasury bond. Additionally, federal agency bonds increased $6.9 million as year-to-date purchases totaling $50.5 million were partially offset by maturities and calls. In addition to the above, municipal bonds held in the available for sale portfolio increased $1.4 million. These increases were offset to some extent principally by mortgage-backed securities paydowns totaling approximately $14.0 million, corporate bond maturities of $700 thousand, and OTTI write-downs of trust preferred securities pools totaling $337 thousand. The increase in unrealized appreciation related to the available for sale portfolio was due in large part to the impact of a decrease in mid to long term market rates on the bond portfolio, somewhat offset by a decrease in the market value of the Corporation's equities portfolio. The held to maturity portion of the portfolio, consisting of local municipal obligations, decreased approximately $2.9 million from $12.2 million at December 31, 2009 to $9.3 million at June 30, 2010.

Due in large part to an increase in deposits as discussed below, and the reduction in loans noted above exceeding the growth in the securities portfolio, cash and cash equivalents were up $5.7 million, including a $2.7 million increase in interest bearing deposits at other financial institutions. The vast majority of these interest bearing deposits are held at the Federal Reserve Bank of New York. We continue to evaluate alternative investment opportunities with caution given the current low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Since December 31, 2009, total deposits have increased $31.4 million or 3.9% to $832.4 million, with a $41.4 million increase in public fund balances partially offset by a $10.0 million decrease in all other period-end deposits. The increase in public fund accounts was primarily due to a $33.5 million increase in insured money market account ("IMMA") balances, a $4.8 million increase in NOW account balances, and increases in time and savings deposits of $2.5 million and $1.6 million, respectively. The decrease in all other deposits was principally due to a $10.8 million decrease in time deposits, a $7.3 million decrease in demand deposits and a $3.2 million decrease in NOW accounts, partially offset by increases in IMMA and savings balances totaling $7.1 million and $4.2 million, respectively.

A $9.0 million decrease in securities sold under agreements to repurchase reflects the maturity of a $10.0 million advance during the second quarter of this year.

A $1.6 million decrease in other liabilities was due in large part to the payment of previously accrued income taxes, compensation and benefits.

Asset Quality

Non-Performing Loans

Non-performing loans at June 30, 2010 totaled $11.802 million compared to $13.804 million at year-end 2009, a decrease of $2.002 million. This decrease was principally due to a $6.471 million decrease in accruing troubled debt restructurings ("TDR's"), as well as a $495 thousand decrease in accruing loans 90 days or more past due, partially offset by a $4.964 million increase in non-accrual loans. Both the decrease in accruing TDR's and the increase in non-accrual loans were principally due to the fact that commercial loans to one borrower totaling $6.310 million that had been accruing TDR's at December 31, 2009 were placed in non-accrual status during the second quarter of this year. Loans to this borrower carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporation's exposure on these loans to $1.463 million. With the exception of these loans, other accruing TDR's decreased $161 thousand, with other commercial loan and residential mortgage TDR's down $81 thousand and $80 thousand, respectively. The only concessions made on commercial loan TDR's involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and/or payment reductions. Despite the fact that the above mentioned USDA guaranteed loan was placed in non-accrual status during the second quarter, our past experience in working with borrowers in restructuring troubled debt has been favorable. TDR's are evaluated for impairment based upon the present value of expected future cash flows, with any changes recorded through the provision for loan losses. It is generally the Corporation's policy that TDR's that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDR's in years subsequent to the year in which the loan was first reported as TDR.

As noted above, non-accrual loans increased $4.964 million, due to increases in non-accruing commercial and consumer loans totaling $5.252 million and $13 thousand, respectively, partially offset by a $302 thousand decrease in non-accruing residential mortgages. Excluding the aforementioned USDA guaranteed loans that were placed in non-accrual status during the second quarter, all other non-accrual commercial loans were down $1.058 million due principally to upgrades to accrual status and other principal reductions. Included in non-accrual commercial loans is one TDR totaling $207 thousand. The decrease in non-accrual residential mortgages was principally due to the transfer of approximately $436 thousand to Other Real Estate Owned ("OREO") following foreclosure proceedings on these properties. It is the Corporation's policy that loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Accruing loans 90 days or more past due decreased $495 thousand due to lower consumer and residential mortgage delinquencies in this category totaling $277 thousand and $218 thousand, respectively. During 2009, it was the Corporation's policy that commercial loans 90 days past due, and consumer loans and residential mortgages 120 days past due, be placed in non-accrual status unless factors existed that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. This policy was amended during the first quarter of 2010 such that consumer loans and mortgages would be placed in non-accrual status at 90 days past due as opposed to the prior policy of 120 days, which contributed to decreases in accruing mortgages and consumer loans 90 days or more past due.

At June 30, 2010, OREO totaled $871 thousand compared to $649 thousand at December 31, 2009, an increase of $222 thousand, as during the first six months of this year four properties totaling $518 thousand were placed in OREO, four properties totaling $220 thousand were sold, and one property was written-down by $76 thousand following receipt of an updated appraisal. At June 30, 2010 OREO properties consist of four residential properties totaling $535 thousand, two commercial properties totaling $118 thousand and undeveloped land totaling $218 thousand.

Impaired Loans

Impaired loans at June 30, 2010 totaled $8.955 million compared to $10.093 million at December 31, 2009. The decrease of $1.138 million was principally due to due to the above discussed decrease in commercial loan troubled debt restructurings of $6.391 million, which was partially offset by the $5.252 million increase in non-accruing commercial loans. Included in the impaired loan total are loans totaling $7.194 million for which impairment allowances of $1.481 million have been specifically allocated to the allowance for loan losses. As of December 31, 2009, the impaired loan total included $3.358 million for which specific impairment allowances of $845 thousand were allocated to the allowance for loan losses. The increases in both the loans for which impairment allowances have been specifically allocated to the allowance for loan losses and the amount of specific allocations were largely related to the above discussed USDA guaranteed loans. The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations. It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired. Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. If market conditions warrant, future appraisals are obtained. Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest. The appraisals are performed by independent third parties and reflect the properties market value "as is". In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. In situations where partial charge-offs have been recognized, any balance remaining continues to be reflected as non-performing until the loan has been paid in full. In the case of impaired loans secured by assets other than real estate (i.e. business assets), a collateral valuation is performed using data from the client's most recently received financial statements, and applying discount rates based upon the type of collateral.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	June 30, 2010	December 31, 2009
	--------------	-----------------
Non-accrual loans	$ 10,874	$ 5,910
Troubled debt restructurings`	906	7,377
Accruing loans past due 90 days or more	22	517
	--------	--------
Total non-performing loans	$ 11,802	$ 13,804
Other real estate owned	871	649
	--------	--------
Total non-performing assets	$ 12,673	$ 14,453
	========	========

In addition to non-performing loans, as of June 30, 2010, the Corporation has identified commercial relationships totaling $13.7 million as potential problem loans, as compared to $14.9 million at December 31, 2009. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at June 30, 2010 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay. Based upon an analysis of these factors, including an increase in specific allocations related to impaired loans, the Corporation expensed $375 thousand to the provision for loan losses in the second quarter of this year, unchanged from the second quarter 2009 loan loss provision expense. The year-to-date provision for loan losses decreased $50 thousand from $800 thousand to $750 thousand based upon the above analysis and a decrease in net charge-offs, which was offset by increases in specific allocations on impaired loans. Net charge-offs as compared to the first six months of 2009 were down $505 thousand. The decrease in net charge offs was principally due to a $373 thousand decrease in net consumer loan charge-offs, and a $154 thousand increase in net recoveries on commercial loans, partially offset by a $22 thousand increase in residential mortgage charge-offs. At June 30, 2010, the Corporation's allowance for loan losses totaled $10.447 million, resulting in a coverage ratio of allowance to non-performing loans of 88.5%. As noted above, included in non-performing loans at June 30, 2010 were loans totaling $6.310 million which carried USDA guarantees totaling $4.847 million. Also included in the non-performing loan totals are loans with remaining balances totaling $1.011 million on which the Corporation has recognized partial charge-offs in the amount of $905 thousand. Excluding the USDA guaranteed amount and loans for which partial charge-offs have already been recognized from the non-performing total, the coverage ratio of allowance to non-performing loans was 175.8%. The allowance for loan losses to total loans was 1.77% at June 30, 2010, and represents an amount that management believes will be adequate to absorb probable incurred loan losses on existing loans.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Six Months Ended June 30,
	2010	2009
	--------	--------
Balance at beginning of period	$ 9,967	$ 9,106
Charge-offs:
Commercial, financial and agricultural	(44)	(24)
Commercial mortgages	-	-
Residential mortgages	(36)	(14)
Consumer loans	(505)	(875)
	--------	--------
Total	(585)	(913)
	--------	--------
Recoveries:
Commercial, financial and agricultural	222	48
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	93	90
	--------	--------
Total	315	138
	--------	--------
Net charge-offs	(270)	(775)
Provision charged to operations	750	800
	--------	--------
Balance at end of period	$10,447	$ 9,131
	========	========

Results of Operations

Second Quarter of 2010 vs. Second Quarter of 2009

Net income for the second quarter of 2010 totaled $2.503 million as compared to second quarter 2009 net income of $695 thousand, an increase of $1.808 million, with earnings per share increasing 263.2% from $0.19 per share to $0.69 per share. This significant increase in second quarter net income was due in part to $1.148 million of direct transaction costs incurred in the second quarter of 2009 related to the acquisition of Canton Bancorp, Inc. ("Canton"), as well as a second quarter 2009 FDIC special assessment totaling $440 thousand. The negative after-tax impact of these items on second quarter earnings totaled approximately $974 thousand or $0.27 per share. Other earnings growth was also strong due to increases in net interest income and non-interest income, offset in part by higher operating expenses (excluding the above mentioned acquisition transaction costs and FDIC special assessment) and higher income taxes.

Net interest income of $8.779 million was $490 thousand or 5.9% higher than the second quarter of 2009, while the net interest margin declined 16 basis points to 3.84%. The increase in net interest income resulted from an increase in average earning assets and a 59 basis point decrease in the average cost of interest-bearing liabilities, offset to some extent by a 62 basis point decrease in the average yield on earning assets. An $85.6 million or 10.3% increase in average earning assets was due to a $61.8 million increase in average investment securities, a $13.6 million increase in average fed funds sold and interest-bearing deposits at other financial institutions and a $10.3 million increase in average loans. Second quarter average loans related to the May 2009 Canton acquisition were $26.1 million higher than the 2009 second quarter average. While on average, earning assets increased 10.3%, total interest and dividend income was down $274 thousand or 2.5%, as the average yield on earning assets declined 62 basis points to 4.77%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $87.6 million or 10.8% compared to second quarter 2009 averages, due to a $97.1 million increase in average deposits, offset by $9.5 million decrease in other borrowed funds. Approximately $47.5 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $24.9 million, while average interest-bearing deposits increased $72.2 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and savings deposits of $53.9 million and $14.3 million, respectively, as well as a $7.9 million increase in average NOW accounts. These increases were partially offset by a $3.9 million decrease in total time deposits. The decrease in average other borrowings was due to a $9.5 million decrease in average securities sold under agreements to repurchase. While total average interest-bearing liabilities increased $62.6 million or 9.7%, interest expense decreased $763 thousand or 26.6%, as the average cost of interest-bearing liabilities decreased 59 basis points from 1.79% to 1.20%.

As discussed more fully under the "Asset Quality" section of this report, the second quarter provision for loan losses of $375 thousand was unchanged from the second quarter of last year, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an increase in specific allocations related to impaired loans, an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the second quarter of 2010 compared to the second quarter of last year increased $1.050 million or 29.1%. This increase was principally due to a $720 thousand decrease in other-than-temporary impairment ("OTTI") charges on trust preferred securities pools carried in the Corporation's investment portfolio, and a $442 thousand increase in gains on the sale of securities. Other significant increases included a $136 thousand increase in check card interchange fee income and a $57 thousand increase in revenue at CFS Group, Inc. These increases were somewhat offset primarily by decreases in service charges and Trust and Investment Center fee income totaling $155 thousand and $129 thousand, respectively, as well as a $52 thousand decrease in cash management fee income.

Second quarter 2010 operating expenses were down $1.342 million or 12.5% from the comparable period last year, due in large part to the above mentioned second quarter 2009 acquisition transaction costs totaling $1.148 million and the $440 thousand second quarter 2009 FDIC special assessment. Excluding these items, all other operating expenses were $247 thousand or 2.7% higher than last year. This increase was primarily due to increases in salaries and data processing costs (both excluding acquisition transaction costs) totaling $329 thousand and $229 thousand, respectively, a $124 thousand increase in loan and other-real-estate owned ("OREO") expenses and a $76 thousand increase in regular quarterly FDIC assessments. The increase in salaries was principally due to merit increases over the past year and the addition to staff related to the Canton acquisition, while the increase in data processing expense included higher check card and Trust and Investment Center processing costs. The increase in loan and OREO expenses was primarily due to a $76 thousand write-down of an OREO property following the receipt of an updated appraisal and a $26 thousand increase in losses on the sale of OREO properties. The FDIC insurance assessment increase was due in large part to the increase in the level of deposits over the past year. The above increases were partially offset principally by a $394 thousand decrease in employee benefit costs and a $71 thousand decrease in amortization of intangible assets, as well as a $70 thousand reduction in bank relations and sponsorships. The decrease in employee benefit costs was principally due to decreases in defined benefit pension expense and health insurance costs of $264 thousand and $161 thousand, respectively, with the reduction in the defined benefit pension plan expense impacted to a great extent by improved market conditions during 2009 and the corresponding increase in market value of plan assets, while the reduction in health insurance expense reflects a reduction in claims under the Corporation's self-insured plan. The decrease in amortization expense was principally due to the fact that the core deposit intangible associated with the Corporation's purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized during the second quarter of 2009, while the decrease in bank relations and sponsorships resulted principally from the fact that a local event for which the Corporation had been a major sponsor for many years, was discontinued after 2009.

A $1.073 million increase in income tax expense was principally due to the $2.882 million increase in pre-tax income, while the increase in the effective tax rate from 10.0% in the second quarter of 2009 to 31.5% in the second quarter of this year resulted primarily from a decrease in the relative percentage of tax exempt income to pre-tax income, given the significantly lower level of second quarter 2009 pre-tax income.

Year-To-Date 2010 vs. Year-To-Date 2009

Net income for the six-month period ended June 30, 2010 totaled $4.503 million, an increase of $2.074 million compared to the corresponding period in 2009. Earnings per share increased 86.6% from $0.67 per share to $1.25 per share. As was the case with second quarter 2010 results, this significant increase was impacted by direct transaction costs incurred in 2009 related to the Canton acquisition totaling $1.238 million, as well as the aforementioned second quarter 2009 $440 thousand special FDIC insurance assessment, which negatively impacted first half 2009 net income by approximately $1.029 million or $0.29 per share. The increase in earnings was additionally impacted by higher net interest income and non-interest income, as well as a decrease in the provision for loan losses, offset to some extent by higher operating expenses (excluding the 2009 acquisition transaction costs and FDIC special assessment) and higher income taxes.

Net interest income increased $1.310 million or 8.2%, with the net interest margin decreasing 13 basis points to 3.84%. The improvement in net interest income resulted from an increase in average earning assets and a 60 basis point decrease in the average cost of interest-bearing liabilities, offset to some extent by a 58 basis point decrease in the average yield on earning assets. As compared to the first six months of last year, average earning assets increased $96.5 million or 11.9%, with average securities up $52.5 million, and average fed funds sold and interest-bearing deposits, and average loans increasing $25.5 million and $18.4 million, respectively. Year-to-date average loans related to the May 2009 Canton acquisition were up $38.1 million compared to the 2009 average. While on average, earning assets increased 11.9%, total interest and dividend income was down $61 thousand or 0.3%, as the average yield on earning assets declined 58 basis points to 4.83%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $101.3 million or 12.8% compared to year-to-date 2009 averages, due to a $111.3 million increase in average deposits, partially offset by a $10.0 million decrease in other borrowed funds. Approximately $59.4 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $25.1 million, while average interest-bearing deposits increased $86.2 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and savings deposits of $53.3 million and $15.5 million, respectively. Additionally, average time deposit and NOW account balances increased $10.4 million and $7.0 million, respectively. The decrease in average other borrowings was principally due to a $9.9 million decrease in average securities sold under agreements to repurchase. While average interest-bearing liabilities increased $76.2 million or 12.2%, interest expense decreased $1.370 million or 23.5%, as the average cost of interest-bearing liabilities decreased 60 basis points from 1.88% to 1.28%.

As discussed more fully under the "Asset Quality" section of this report, a $50 thousand decrease in the provision for loan losses as compared to the first six months of 2009 was primarily due to lower net loan charge-off's, which were partially offset by an increase in specific allocations on impaired loans, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income for the first half of 2010 was $825 thousand or 10.5% higher than the comparable period last year, due in large part to a $615 thousand decrease in OTTI charges recognized on trust preferred securities pools carried in the Corporation's investment portfolio. With the exception of these OTTI charges, all other non-interest income increased $209 thousand or 2.4%, due principally to increases in check card interchange fee income and Trust and Investment Center fee income totaling $299 thousand and $188 thousand, respectively, as well as a $103 thousand increase in revenue at CFS Group, Inc. These increases were offset to some extent primarily by a $126 thousand decrease in cash management fee income, a $105 thousand decrease in year-to-date gains on the sale of securities and a $79 thousand decrease in service charges.

Operating expenses for the first six months of this year were $1.081 million or 5.5% lower than last year due to the aforementioned 2009 acquisition transaction costs and FDIC special assessment. Excluding these items, all other operating expenses increased $597 thousand or 3.3%. Similar to second quarter results, and for reasons noted above, this increase was principally due to increases in salaries and data processing costs (both excluding acquisition transaction costs) totaling $689 thousand and $332 thousand, respectively, as well as a $146 thousand increase in regular quarterly FDIC assessments. Additionally, an $82 thousand increase in loan and OREO expenses was principally due to higher costs associated with OREO properties. These increases were offset to some extent primarily by a $513 thousand decrease in employee benefit costs, as for reasons noted above, defined benefit pension plan expense and health insurance costs decreased $423 thousand and $218 thousand, respectively. Additionally, similar to second quarter results and for reasons noted above, amortization of intangible assets and bank relations and sponsorships were down $175 thousand and $82 thousand, respectively.

The $1.191 million increase in income tax expense was due primarily to a $3.265 million increase in pre-tax income, while the increase in the effective tax rate from 25.8% to 31.1% reflects a decrease in the relative percentage of tax-exempt income to pre-tax income.

Average Consolidated Balance Sheet and Interest Analysis (dollars in thousands)
	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009			Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$588,073	$17,670	6.06%	$569,666	$17,533	6.21%	$587,487	$ 8,846	6.04%	$577,186	$ 9,004	6.26%
Taxable securities	212,307	3,414	3.24%	170,534	3,717	4.39%	230,136	1,709	2.98%	174,660	1,844	4.23%
Tax-exempt securities	42,050	588	2.82%	31,285	515	3.32%	42,379	295	2.79%	36,076	285	3.17%
Federal funds sold	-	-	N/A	975	1	0.25%	-	-	-%	-	-	-%
Interest-bearing deposits	66,564	82	0.25%	40,074	48	0.24%	56,022	35	0.25%	42,456	26	0.24%
Total earning assets	908,994	21,754	4.83%	812,534	21,814	5.41%	916,024	10,885	4.77%	830,378	11,159	5.39%

Non-earning assets:
Cash and due from banks	22,310			21,789			21,255			21,227
Premises and equipment, net	24,568			25,029			24,389			25,160
Other assets	38,151			31,575			38,199			32,826
Allowance for loan losses	(10,210)			(9,228)			(10,318)			(9,242)
AFS valuation allowance	8,949			4,947			9,552			4,956
Total	$992,762			$886,646			$999,101			$905,305

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	51,889	26	0.10%	44,875	43	0.19%	54,634	13	0.09%	46,753	18	0.16%
Savings and insured money market deposits	298,684	553	0.37%	229,897	735	0.64%	304,041	228	0.30%	235,828	336	0.57%
Time deposits	278,233	2,538	1.84%	267,873	3,563	2.68%	276,358	1,210	1.76%	280,280	1,790	2.56%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	72,572	1,346	3.74%	82,530	1,492	3.65%	69,967	655	3.75%	79,518	726	3.66%
Total interest-bearing liabilities	701,378	4,463	1.28%	625,175	5,833	1.88%	705,000	2,106	1.20%	642,379	2,870	1.79%

Non-interest-bearing liabilities:
Demand deposits	191,416			166,300			193,184			168,251
Other liabilities	7,324			11,141			7,161			10,191
Total liabilities	900,118			802,616			905,345			820,821
Shareholders' equity	92,644			84,030			93,756			84,484
Total	$992,762			$886,646			$999,101			$905,305
Net interest income		$17,291			$15,981			$8,779			$8,289
Net interest rate spread			3.55%			3.53%			3.57%			3.60%
Net interest margin			3.84%			3.97%			3.84%			4.00%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):
	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009			Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
	-------	-----	-----	------	-----	-----
Interest and dividends earned on:
Loans	$ 559	$ (422)	$ 137	$ 159	$ (317)	$ (158)
Taxable securities	796	(1,099)	(303)	495	(630)	(135)
Tax-exempt securities	158	(85)	73	47	(37)	10
Federal funds sold	(1)	-	(1)	-	-	-
Interest-bearing deposits	33	1	34	8	1	9

Total earning assets	$2,444	$(2,504)	$ (60)	$1,088	(1,362)	(274)

Interest paid on:
Demand deposits	$ 6	$ (23)	$ (17)	$ 4	$ (9)	$ (5)
Savings and insured money market deposits	181	(363)	(182)	80	(188)	(108)
Time deposits	134	(1,159)	(1,025)	(25)	(555)	(580)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(184)	38	(146)	(89)	18	(71)

Total interest-bearing liabilities	$ 648	$(2,018)	$(1,370)	$ 259	$(1,023)	$ (764)

Net interest income	$1,796	$ (486)	$ 1,310	$ 829	$ (339)	$ 490
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At June 30, 2010 and June 30, 2009 the Corporation had available $64.8 million and $65.1 million, respectively, under lines of credit with the FHLB.

During the first six months of 2010, cash and cash equivalents increased $5.7 million as compared to an increase of $44.6 million during the first six months of last year. In addition to cash provided by operating activities, major sources of cash during the first half of 2010 included proceeds from sales, maturities, calls and principal reductions on securities totaling $78.5 million, a $31.4 million increase in deposits and a $7.2 million decrease in loans. Proceeds from the above were used primarily to fund purchases of securities totaling $103.9 million, a $9.0 million decrease in securities sold under agreements to repurchase, the payment of cash dividends in the amount of $1.8 million and purchases of fixed assets totaling $705 thousand.

In addition to cash provided by operating activities, other major sources of cash during the first six months of 2009 included proceeds from sales, maturities and principal reductions on securities totaling $68.8 million, a $50.4 million increase in deposits and an $8.8 million decrease in loans. Proceeds from the above were used principally to fund purchases of securities totaling $76.4 million, an $8.3 million reduction in securities sold under agreements to repurchase and $7.7 million to purchase Canton Bancorp, Inc. In this transaction, the Corporation acquired approximately $58.8 million of loans, $10.5 million in cash and cash equivalents, $5.5 million of securities and other assets totaling approximately $6.2 million, and assumed deposits and other liabilities totaling $73.4 million and $553 thousand, respectively. Other significant uses of cash during the first six months of 2009 included the payment of cash dividends in the amount of $1.8 million and purchases of fixed assets totaling $1.3 million.

As of June 30, 2010, the Corporation's consolidated leverage ratio was 8.05%. The Tier I and Total Risk Adjusted Capital ratios were 12.37% and 13.92%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2010, the Corporation declared cash dividends totaling $0.50 per share, unchanged from the dividends declared during the first six months of 2009.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 18, 2009, the Corporation's Board of Directors authorized the repurchase of up to 90,000 shares over a one year period, either through open market or privately negotiated transactions. During the first six months of 2010, the Corporation purchased 15,480 shares at an average price of $20.92 per share. As of June 30, 2010, a total of 15,951 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first six months of 2010, 12,832 shares were re-issued from treasury to fund the stock component of directors' 2009 compensation, as well as the stock component of an executive officer's 2009 bonus.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At June 30, 2010, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.28% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 2.86%. Both are within the Corporation's policy guideline of 15% established by the ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.00% and 4.70% respectively. Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At June 30, 2010, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 11.47% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 2.72%. Both are within the established tolerance limit of 15%. Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment. When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 6.54% and 6.58% respectively. Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first six months of 2010.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2010 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2010.

During the six months ended June 30, 2010, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010, except with respect to the following additional risks.

Compliance with the recently enacted Dodd-Frank Reform Act may increase our costs of operations and adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. It is impossible to predict when any final rules would be issued through any such rulemakings, and what the content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our operations. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	4/1/10-4/30/10	1,612	$20.49	1,612	81,630
	5/1/10-5/31/10	7,026	$20.75	7,026	74,604
	6/1/10-6/30/10	555	$21.55	555	74,049
		------	------	------	-------
	Quarter ended 6/30/10	9,193	$20.75	9,193	74,049
		======	======	======	=======

(1) On November 19, 2009, the Corporation announced that its Board of Directors had authorized the repurchase of up to 90,000 shares, or approximately 2.6% of the Corporation's then outstanding common stock over a twelve month period, expiring November 18, 2010. This program replaced the share repurchase program that had been approved in November of 2008, and expired in November 2009. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. All 9,193 of the shares refererred to were privately negotiated transactions.

Item 5.	Other Information

On June 16, 2010 the Corporation's board of directors approved the Corporation's Restricted Stock Plan (the "Plan"), which became effective on June 16, 2010. The purpose of the Plan is to align the interests of the Corporation's executives and senior managers with the interests of the Corporation and its stockholders, to insure the Corporation's compensation practices are competitive and comparable with those of its peers and to promote the retention of selected management-level employees. Pursuant to the Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's chief executive officer. The maximum number of shares as to which stock awards may be granted under the Plan is 10,000 per year, with these shares vesting over a 5 year period.

Item 6.	EXHIBITS
	The Corporation files herewith the following exhibits:
	10.4 Chemung Financial Corporation Restricted Stock Plan dated June 16, 2010.
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

CHEMUNG FINANCIAL CORPORATION
DATE:	August 9, 2010	/s/ Ronald M. Bentley
Ronald M. Bentley
President & Chief Executive Officer

DATE:	August 9, 2010	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING June 30, 2010

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

10.4 Chemung Financial Corporation Restrict Stock Plan dated June 16, 2010.

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