Form 10-Q
period 2010-09-30
CHEMUNG FINANCIAL CORP
filed 2010-11-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended SEPTEMBER 30, 2010
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 29, 2010 was 3,518,925.

End of Front Page

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

End of Page

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	---------------	---------------
ASSETS
Cash and due from financial institutions	$ 22,242,809	$ 21,189,192
Interest-bearing deposits in other financial institutions	50,872,655	58,549,204
	------------	------------
Total cash and cash equivalents	73,115,464	79,738,396
	------------	------------

Securities available for sale, at estimated fair value	245,939,433	230,983,633
Securities held to maturity, estimated fair value of $8,924,658 at September 30, 2010 and $12,647,314 at December 31, 2009	8,027,872	12,159,852
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,338,800	3,280,600

Loans, net of deferred origination fees and costs, and unearned income	590,518,514	595,852,792
Allowance for loan losses	(9,660,061)	(9,967,223)
	-------------	------------
Loans, net	580,858,453	585,885,569
	-------------	------------

Loans held for sale	585,610	199,503
Premises and equipment, net	24,058,754	24,886,121
Goodwill	9,872,375	9,872,375
Other intangible assets, net	4,836,263	5,386,794
Bank owned life insurance	2,514,439	2,449,226
Other assets	19,552,475	20,709,472
	------------	------------

Total assets	$972,699,938	$975,551,541
	=============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$190,124,589	$195,613,007
Interest-bearing	613,386,391	605,450,086
	------------	------------
Total deposits	803,510,980	801,063,093
	------------	------------

Securities sold under agreements to repurchase	43,765,678	54,263,257
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	893,984	1,129,204
Dividends payable	878,231	880,088
Other liabilities	6,358,323	8,130,234
	------------	------------
Total liabilities	875,407,196	885,465,876
	------------	------------
Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at September 30, 2010 and December 31, 2009	43,001	43,001
Additional-paid-in capital	22,829,926	22,806,829
Retained earnings	92,241,081	87,826,331
Treasury stock, at cost (787,209 shares at September 30, 2010; 779,781 shares at December 31, 2009)	(20,120,784)	(20,024,661)
Accumulated other comprehensive income (loss)	2,299,518	(565,835)
	------------	------------
Total shareholders' equity	97,292,742	90,085,665
	------------	------------

Total liabilities and shareholders' equity	$972,699,938	$975,551,541
	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
INTEREST AND DIVIDEND INCOME	2010	2009	2010	2009
	------	------	------	------
Loans, including fees	$26,412,468	$26,882,080	$ 8,742,046	$ 9,348,992
Taxable securities	4,968,287	5,398,326	1,555,301	1,681,653
Tax exempt securities	888,938	823,890	300,917	309,103
Federal funds sold	-	1,232	-	-
Interest-bearing deposits	123,984	87,585	41,709	39,017
	-----------	-----------	-----------	-----------
Total interest and dividend income	32,393,677	33,193,113	10,639,973	11,378,765
	-----------	-----------	-----------	-----------
INTEREST EXPENSE
Deposits	4,452,535	6,478,033	1,335,770	2,137,071
Borrowed funds	711,231	711,426	239,634	239,743
Securities sold under agreements to repurchase	1,257,428	1,487,574	383,095	467,344
	-----------	-----------	-----------	-----------
Total interest expense	6,421,194	8,677,033	1,958,499	2,844,158
	-----------	-----------	-----------	-----------
Net interest income	25,972,483	24,516,080	8,681,474	8,534,607
Provision for loan losses	1,125,000	2,075,000	375,000	1,275,000
	-----------	-----------	-----------	-----------
Net interest income after provision for loan losses	24,847,483	22,441,080	8,306,474	7,259,607
	-----------	-----------	-----------	-----------
Other operating income:
Trust & investment services income	6,256,974	5,999,341	2,183,765	2,113,998
Service charges on deposit accounts	3,428,277	3,828,083	1,106,415	1,427,417
Net gain on securities transactions	451,094	556,348	-	-
Other-than-temporary loss on investment securities:
Total impairment losses	(393,005)	(1,380,081)	(56,380)	(428,205)
Loss recognized in other comprehensive income	-	-	-	-
	-----------	-----------	-----------	-----------
Net impairment loss recognized in earnings	(393,005)	(1,380,081)	(56,380)	(428,205)

Net gain on sales of loans held for sale	166,247	196,735	32,681	71,769
Credit card merchant earnings	148,107	126,201	48,937	47,313
Gains on sales of other real estate owned	33,550	23,531	-	20,651
Income from bank owned life insurance	65,213	29,065	22,075	21,941
Other	2,750,745	2,564,851	909,951	834,056
	-----------	-----------	-----------	-----------
Total other operating income	12,907,202	11,944,074	4,247,444	4,108,940
	-----------	-----------	-----------	-----------
Other operating expenses:
Salaries and wages	11,362,716	10,656,311	3,768,761	3,696,135
Pension and other employee benefits	2,828,493	3,718,357	809,940	1,186,392
Net occupancy expenses	3,272,432	3,214,935	1,065,930	1,072,210
Furniture and equipment expenses	1,441,030	1,500,744	465,262	454,929
Data processing expense	2,457,347	3,218,465	822,341	893,035
Amortization of intangible assets	550,531	740,328	180,363	195,386
Losses on sales of other real estate owned	17,983	26,393	(7,575)	-
Other real estate owned expenses	305,147	95,136	112,307	25,454
FDIC insurance	912,652	1,208,961	287,298	289,140
Other	4,395,221	4,620,316	1,378,395	1,445,486
	-----------	-----------	-----------	-----------
Total other operating expenses	27,543,552	28,999,946	8,883,022	9,258,167
	-----------	-----------	-----------	-----------
Income before income tax expense	10,211,133	5,385,208	3,670,896	2,110,380
Income tax expense	3,157,001	1,440,164	1,119,960	594,159
	-----------	-----------	-----------	-----------
Net income	$ 7,054,132	$ 3,945,044	$ 2,550,936	$ 1,516,221
	===========	===========	===========	===========

Weighted average shares outstanding	3,604,502	3,601,765	3,602,277	3,605,698
	===========	===========	===========	===========
Basic and diluted earnings per share	$1.96	$ 1.10	$0.71	$0.42
	============	===========	============	===========

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	--------	----------	-----------	-------------	--------------	------
Balances at January 1, 2009	$ 43,001	$22,881,937	$85,868,637	$(20,547,419)	$(5,239,011)	$83,007,145
Cumulative effect of change in accounting principle, adoption of other-than-temporary impairment guidance, net	-	-	246,544	-	(246,544)	-
Comprehensive Income:
Net income	-	-	3,945,044	-	-	3,945,044
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	1,583,991	1,583,991
Change in unrealized gains (losses) on securities AFS for which a portion of an other-than-temporary impairment has been recognized in earnings, net	-	-	-	-	66,244	66,244
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	571,708	571,708
						-----------
Total comprehensive income (loss)						6,166,987

Restricted stock units for directors' deferred compensation plan	-	77,807	-	-	-	77,807
Cash dividends declared ($.75 per share)	-	-	(2,641,596)	-	-	(2,641,596)
Distribution of 10,867 shares of treasury stock for director's compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 1,333 shares of treasury stock for directors' deferred compensation	-	(36,617)	-	34,271	-	(2,346)
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Sale of 11,800 shares of treasury stock	-	(74,107)	-	303,627	-	229,520
Purchase of 5,300 shares of treasury stock	-	-	-	(104,712)	-	(104,712)
	---------	-----------	-----------	-------------	-----------	-----------
Balances at September 30, 2009	$ 43,001	$22,779,707	$87,418,629	$(19,973,230))	$(3,263,612)	$87,004,495
	=========	===========	===========	==============	===========	===========

Balances at January 1, 2010	$ 43,001	$22,806,829	$87,826,331	$(20,024,661)	$ (565,835)	$90,085,665
Comprehensive Income:
Net income	-	-	7,054,132	-	-	7,054,132
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	2,527,747	2,527,747
Change in unrealized gains (losses) on securities AFS for which a portion of an other-than-temporary impairment has been recognized in earnings, net	-	-	-	-	105,669	105,669
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	231,937	231,937
						------------
Total comprehensive income (loss)						9,919,485

Restricted stock units for directors' deferred compensation plan	-	83,311	-	-	-	83,311
Cash dividends declared ($.75 per share)	-	-	(2,639,382)	-	-	(2,639,382)
Distribution of 10,082 shares of treasury stock for directors' compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,750 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Purchase of 20,260 shares of treasury stock	-	-	-	(425,566)	-	(425,566)
	---------	-------------	-----------	-------------	-----------	-----------
Balances at September 30, 2010	$ 43,001	$22,829,926	$92,241,081	$(20,120,784))	$ 2,299,518	$97,292,742
	=========	=============	============	==============	============	============

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
	-----	-----
Net income	$ 7,054,132	$ 3,945,044
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	550,531	740,328
Provision for loan losses	1,125,000	2,075,000
Depreciation and amortization of fixed assets	2,057,825	2,102,984
Amortization of premiums on securities, net	489,661	232,592
Gains on sales of loans held for sale, net	(166,247)	(196,735)
Proceeds from sales of loans held for sale	5,686,897	11,479,280
Loans originated and held for sale	(5,906,757)	(11,381,982)
Net (gain) loss on sale of other real estate owned	(15,568)	2,862
Net gains on securities transactions	(451,094)	(556,348)
Net impairment loss recognized on investment securities	393,005	1,380,081
Decrease in other assets	1,490,709	978,946
(Decrease) increase in accrued interest payable	(235,220)	42,433
Expense related to restricted stock units for directors' deferred compensation plan	83,311	77,807
Expense related to employee stock compensation	55,000	50,000
Decrease in other liabilities	(2,987,293)	(3,008,821)
Income from bank owned life insurance	(65,213)	(29,065)
Proceeds from sales of student loans	137,509	-
	-----------	-----------
Net cash provided by operating activities	9,296,188	7,934,406
	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	50,440,459	44,420,693
Proceeds from maturities and principal collected on securities available for sale	49,260,195	49,798,608
Proceeds from maturities and principal collected on securities held to maturity	9,561,278	6,771,938
Purchases of securities available for sale	(110,793,064)	(120,879,594)
Purchases of securities held to maturity	(5,429,297)	(9,783,188)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(58,200)	(443,650)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	-	535,500
Purchases of premises and equipment	(1,230,458)	(1,525,017)
Net cash received in Bank of Canton acquisition	-	2,876,462
Proceeds from sale of other real estate owned	236,102	318,171
Net decrease in loans	3,210,362	18,364,813
	-----------	-----------
Net cash used by investing activities	(4,802,623)	(9,545,264)
	-----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	17,197,567	63,346,463
Net (decrease) increase in time deposits and individual retirement accounts	(14,749,680)	1,360,031
Net decrease in securities sold under agreements to repurchase	(10,497,579)	(8,351,277)
Purchase of treasury stock	(425,566)	(104,712)
Sale of treasury stock	-	229,520
Cash dividends paid	(2,641,239)	(2,636,326)
	-----------	-----------
Net cash (used) provided by financing activities	(11,116,497)	53,843,699
	-----------	-----------
Net (decrease) increase in cash and cash equivalents	(6,622,932)	52,232,841
Cash and cash equivalents, beginning of period	79,738,396	23,651,380
	-----------	-----------
Cash and cash equivalents, end of period	$73,115,464	$75,884,221
	===========	===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 6,656,414	$ 8,634,600
	===========	===========
Income Taxes	$ 4,575,675	$ 4,399,018
	===========	===========
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$ 554,246	$ 264,828
	===========	===========

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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2010 and December 31, 2009, and results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2. Earnings Per Share

Earnings per share were computed by dividing net income by 3,604,502 and 3,601,765 weighted average shares outstanding for the nine-month periods ended September 30, 2010 and 2009, respectively and 3,602,277 and 3,605,698 weighted average shares outstanding for the three-month periods ended September 30, 2010 and 2009, respectively. Issuable shares (such as those related to directors' restricted stock units and directors' stock compensation) are considered outstanding and are included in the computation of basic earnings per share as they are earned. There were no dilutive common stock equivalents during the three and nine-month periods ended September 30, 2010 or 2009.

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

The fair values of securities available for sale are usually determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and collateral evaluations. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by third party the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:
		Fair Value Measurement at September 30, 2010 Using
		----------------------------------------
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$117,611,316	$41,027,343	$ 76,583,973	$ -
Mortgage-backed securities, residential	73,429,233	-	73,429,233	-
Obligations of states and political subdivisions	35,368,644	-	35,368,644	-
Trust Preferred securities	2,196,390	-	1,905,575	290,815
Corporate bonds and notes	11,851,710	-	11,851,710	-
Corporate stocks	5,482,140	4,762,775	719,365	-
	-----------	-----------	------------	-----------
Total available for sale securities	$245,939,433	$45,790,118	$199,858,500	$ 290,815
	============	===========	============	===========

		Fair Value Measurement at December 31, 2009 Using
		----------------------------------------
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	-----------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$84,620,520	$ 4,999,219	$ 79,621,301	$ -
Mortgage-backed securities, residential	93,944,883	-	93,944,883	-
Obligations of states and political subdivisions	32,125,087	-	32,125,087	-
Trust Preferred securities	2,261,480	-	1,750,000	511,480
Corporate bonds and notes	12,184,682	-	12,184,682	-
Corporate stocks	5,846,981	5,127,614	719,367	-
	-----------	-----------	------------	-----------
Total available for sale securities	$230,983,633	$10,126,833	$220,345,320	$ 511,480
	============	===========	============	===========

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month periods ending September 30, 2010 and 2009:
	Fair Value Measurement nine-months ended September 30, 2010 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement nine-months ended September 30, 2009 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale	--------------------	--------------------
Beginning balance	$ 511,480	$ 1,885,000
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	6,436
Impairment charge on investment securities	(393,005)	(1,380,081)
Included in other comprehensive income	172,340	510,140
Transfers in and/or out of Level 3	-	-
	------------	------------
Ending balance September	$ 290,815	$ 1,021,495
	============	============

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurement at September 30, 2010 Using
----------------------------------------
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	-----------	------------	----------
Impaired Loans	$ 530,450	$ -	$ -	$ 530,450
Other real estate owned, net	824,626	-	-	824,626
	-----------	-----------	-----------	-----------
	$ 1,355,076	$ -	$ -	$ 1,355,076
	===========	===========	===========	===========

Fair Value Measurement at December 31, 2009 Using
-----------------------------------------
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
-----------------	------------	-----------	------------	------------
Impaired Loans	$ 2,513,355	$ -	$ -	$ 2,513,355
Other real estate owned, net	648,962	-	-	648,962
	-----------	-----------	-----------	------------
	$ 3,162,317	$ -	$ -	$ 3,162,317
	============	===========	===========	============

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $890,569, with a valuation allowance of $360,119 as of September 30, 2010, resulting in no additional provision for loan losses for the nine month period ending September 30, 2010.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $824,626 at September 30, 2010, which is made up of the outstanding balance of $982,673 net of a valuation allowance of $158,047 at September 30, 2010, resulting in write downs of $158,047 for the nine month period ending September 30, 2010.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,357,906, with a valuation allowance of $844,551 as of December 31, 2009, resulting in no additional provision for loan losses for the period ending December 31, 2009.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $648,962 at December 31, 2009, which is made up of the outstanding balance of $680,418, net of a valuation allowance of $31,456 at December 31, 2009, resulting in write downs of $31,456 for the period ending ecember 31, 2009.

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2010 and December 31, 2009, are as follows:
	September 30, 2010		December 31, 2009
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	-----------	-----------	-----------	-----------
Cash and due from financial institutions	$ 22,243	$ 22,243	$ 21,189	$ 21,189
Interest-bearing deposits in other financial institutions	50,873	50,873	58,549	58,549
Securities held to maturity	8,028	8,925	12,160	12,647
Federal Home Loan and Federal Reserve Bank stock	3,339	N/A	3,281	N/A
Net loans	580,858	598,458	585,886	595,958
Loans held for sale	586	586	200	200
Accrued interest receivable	2,941	2,941	3,255	3,255
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	535,793	535,793	518,596	518,596
Time deposits	267,718	270,260	282,467	285,999
Securities sold under agreements to repurchase	43,766	47,192	54,263	55,829
Federal Home Loan Bank advances	20,000	21,827	20,000	21,672
Accrued interest payable	894	894	1,129	1,129
Dividends payable	878	878	880	880

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

5. Goodwill and Intangible Assets

The changes in goodwill during the periods ending September 30, 2010 and 2009 were as follows:
2010		2009
	-----	-----
Beginning of year	$ 9,872,375	$ 8,806,796
Acquired goodwill	-	1,065,579
	-----------	-----------
September 30,	$ 9,872,375	$ 9,872,375
	===========	===========

Acquired intangible assets were as follows at September 30, 2010 and December 31, 2009:
	At September 30, 2010		At December 31, 2009
	----------------------------		----------------------------
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
	-------------	------------	-------------	------------
Core deposit intangibles	$ 1,174,272	$ 621,631	$ 7,140,066	$ 6,422,294
Other customer relationship intangibles	6,133,116	1,849,494	6,133,116	1,464,094
	-----------	-----------	------------	-----------
Total	$ 7,307,388	$ 2,471,125	$ 13,273,182	$ 7,886,388
	===========	===========	============	============

The reduction in the Core Deposit Intangible Balance Acquired and Accumulated Amortization from December 31, 2009 to September 30, 2010 was due to the fact that during 2009 a core deposit intangible related to the Corporation's purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized.

Aggregate amortization expense for the nine-month period ended September 30, 2010 was $550,531.

The remaining estimated aggregate amortization expense at September 30, 2010 is listed below:
Year	Estimated Expense
-----	------------------
2010	$ 180,363
2011	680,439
2012	629,984
2013	521,195
2014	429,073
2015 and thereafter	2,395,209
-----------
Total	$ 4,836,263
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

Comprehensive income for the three and nine-month periods ended September 30, 2010 was $3,393,701 and $9,919,485, respectively. Comprehensive income for the three and nine-month periods ended September 30, 2009 was $4,039,915 and $6,166,987, respectively. The following summarizes the components of other comprehensive income (loss):
	Nine Months Ended September 30,		Three Months Ended September 30,
Other Comprehensive Income (Loss)	2010	2009	2010	2009
---------------------------------	------	-------	------	-------
Unrealized holding gains (losses) on securities available for sale	$ 4,573,717	$ 3,139,755	$ 1,298,562	$ 3,679,657
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	172,340	108,040	50,760	125,550
Reclassification adjustment net gains realized in net income	(451,094)	(556,348)	-	-
	-----------	-----------	----------	-----------
Net unrealized gains (losses)	4,294,963	2,691,447	1,349,322	3,805,207
Tax effect	1,661,547	1,041,212	521,998	1,472,082
	-----------	-----------	-----------	-----------
Net of tax amount	$ 2,633,416	$ 1,650,235	$ 827,324	$ 2,333,125
Change in funded status of defined benefit pension plan and other benefit plans	378,277	932,427	25,183	310,809
Tax effect	146,340	360,719	9,742	120,240
	-----------	-----------	-----------	-----------
Net of tax amount	231,937	571,708	15,441	190,569
	-----------	-----------	------------	-----------
Total other comprehensive income (loss)	$ 2,865,353	$ 2,221,943	$ 842,765	$ 2,523,694
	===========	===========	===========	===========

The following is a summary of the accumulated other comprehensive income balance, net of tax:
	Balance at December 31, 2009	Current Period Change	Balance at September 30, 2010
	-----------------	----------	------------------
Unrealized gains (losses) on securities available for sale	$ 4,654,731	$ 2,633,416	$ 7,288,147
Unrealized loss on pension plans and other benefit plans	(5,220,566)	231,937	(4,988,629)
	-----------	-----------	-----------
Total	$ (565,835)	$ 2,865,353	$ 2,299,518
	===========	===========	===========

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

8. Securities

Amortized cost and estimated fair value of securities available for sale are as follows:
	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	-----------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$115,851,404	$ 1,759,912	$ -	$117,611,316
Mortgage-backed securities, residential	69,902,253	3,527,462	482	73,429,233
Obligations of states and political subdivisions	33,854,871	1,513,773	-	35,368,644
Corporate bonds and notes	11,023,421	828,289	-	11,851,710
Trust Preferred securities	2,596,054	32,566	432,230	2,196,390
Corporate stocks	824,837	4,671,633	14,330	5,482,140
	------------	-----------	-----------	------------
Total	$234,052,840	$12,333,635	$ 447,042	$245,939,433
	============	===========	===========	============

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	-----------	------------	------------	------------
Obligations of U.S. Government and U.S. Government sponsored enterprises	$ 84,669,025	$ 120,332	$ 168,837	$ 84,620,520
Mortgage-backed securities, residential	91,893,807	2,244,777	193,701	93,944,883
Obligations of states and political subdivisions	31,280,180	847,618	2,711	32,125,087
Corporate bonds and notes	11,740,197	519,488	75,003	12,184,682
Trust Preferred securities	2,983,306	-	721,826	2,261,480
Corporate stocks	825,488	5,043,198	21,705	5,846,981
	------------	-----------	-----------	------------
Total	$223,392,003	$ 8,775,413	$ 1,183,783	$230,983,633
	============	===========	===========	============

Amortized cost and estimated fair value of securities held to maturity are as follows:
September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	------------	------------
Obligations of states and political subdivisions	$ 8,027,872	$ 896,786	$ -	$ 8,924,658
	------------	-----------	-----------	------------
Total	$ 8,027,872	$ 896,786	$ -	$ 8,924,658
	============	===========	===========	============

December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	------------	------------	-----------	------------
Obligations of states and political subdivisions	$ 12,159,852	$ 491,943	$ 4,481	$ 12,647,314
	------------	-----------	-----------	------------
Total	$ 12,159,852	$ 491,943	$ 4,481	$ 12,647,314
	============	===========	===========	============

The amortized cost and estimated fair value of debt securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties:
	September 30, 2010
	Available for Sale		Held to Maturity
	------------------		------------------
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	--------	---------	---------	---------
Within One Year	$ 62,350,102	$ 62,612,096	$ 1,723,622	$ 1,755,643
After One, But Within Five Years	150,990,368	156,953,313	3,432,945	3,794,283
After Five, But Within Ten Years	16,896,264	18,289,555	2,871,305	3,374,732
After Ten Years	2,991,269	2,602,329	-	-
	------------	------------	-----------	-----------
Total	$233,228,003	$240,457,293	$ 8,027,872	$8,924,658
	============	============	===========	===========

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $10,440,459 for the nine-months ended September 30,2010. Gross gains of $451,094 were realized on these sales and calls during 2010. There were no gross losses on these transactions during the nine-months ended September 30, 2010.

Proceeds from sales and calls of securities available for sale that resulted in realized gains were $5,620,693 for the nine-months ended September 30, 2009. Gross gains of $556,348 were realized on these sales and calls during 2009. There were no gross losses on these transactions during the nine-months ended September 30, 2009.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at September 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:
	Less than 12 months		12 months or longer		Total
	-----------------------		-----------------------		-----------
September 30, 2010	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	------------	-----------	-----------	----------	-----------	-----------
Obligations of U.S.Government and U.S. Government sponsored enterprises	$ -	$ -	$ -	$ -	$ -	$ -
Mortgage-backed securities, residential	988,200	482	-	-	988,200	482
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds and notes	-	-	-	-	-	-
Trust preferred securities	-	-	290,815	432,230	290,815	432,230
Corporate stocks	-	-	35,661	14,330	35,661	14,330
	----------	----------	----------	---------	-----------	----------
Total temporarily impaired securities	$ 988,200	$ 482	$ 326,476	$ 446,560	$ 1,314,676	$ 447,042
	==========	==========	==========	=========	===========	==========

(continued)

	Less than 12 months		12 months or longer		Total
	-------------------------		----------------------		------------
December 31, 2009	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
	------------	-----------	-----------	----------	-----------	-----------
Obligations of U.S.Government and US Government sponsored enterprises	$39,979,031	$ 168,837	$ -	$ -	$39,979,031	$ 168,837
Mortgage-backed securities, residential	23,475,694	193,701	-	-	23,475,694	193,701
Obligations of states and political subdivisions	730,776	7,192	-	-	730,776	7,192
Corporate bonds and notes	200,222	3	2,425,000	75,000	2,625,222	75,003
Trust preferred securities	60,480	102,421	2,201,000	619,405	2,261,480	721,826
Corporate stocks	28,287	21,705	-	-	28,287	21,705
	-----------	-----------	-----------	----------	-----------	---------
Total temporarily impaired securities	$64,474,490	$ 493,859	$ 4,626,000	$ 694,405	$69,100,490	$ 1,188,264
	===========	===========	===========	==========	===========	===========

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

As of September 30, 2010, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions. This deterioration may affect the future receipt of both principal and interest payments on these securities. This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.

Our analysis of these investments includes $723 thousand book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at September 30, 2010 Moody's rated these securities as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

In determining the amount of "currently performing" collateral for the purposes of modeling the expected future cash flows, management analyzed the default and deferral history over the past 2 years in both of the securities held. This review indicated significant increases in the number and amount of defaults and deferrals by the issuers. Additionally, management has noted the correlation between the rising levels of non-performing loans as a percent of tangible equity plus loan loss reserves by those issuers that have defaulted and/or deferred interest payments. Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes. Management expects the trend of higher default and deferral levels to continue over the next 12 to 24 months as the current pace of failures in 2010 exceeds that of 2009 when 140 banks failed. One hundred twenty nine depository institutions were closed by regulators during the first nine months of 2010. Additional bank failures have the potential to negatively impact the future cash flows of these securities.

The following table provides detailed information related to the pooled trust preferred securities held as of September 30, 2010:
Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral
MM Community Funding IX, Ltd. (Class B-2)	30.23%	15.01%	-60.34%	21.99%

TPREF Funding II, Ltd. (Class B)	19.10%	14.24%	-41.11%	17.40%

In the table above, "Excess Subordination as % of Performing Collateral" was calculated by dividing the difference between the total face value of performing collateral less the face value of all outstanding note balances not subordinate to our investment, by the total face value of performing collateral. This ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Corporation's securities would be impacted. As mentioned earlier, the levels of defaults and deferrals in these pools have increased significantly in recent months, which have resulted in a significant reduction in the amount of performing collateral. As a result, the negative Excess Subordination as a % of Performing Collateral percentages shown above indicate there is no support from subordinate tranches available to absorb losses before the Corporation's securities would be impacted. A negative ratio is not the only factor to consider when determining if OTTI should be recorded. Other factors affect the timing and amount of cash flows available for payments to investors such as the excess interest paid by the issuers, as issuers typically pay higher rates of interest than are paid out to investors.

Upon completion of the September 30, 2010 analysis, our model indicated additional other-than-temporary impairment on one of these securities, since the security experienced additional defaults or deferrals of underlying issuers during the period. For the period ended September 30, 2010, OTTI losses recognized in earnings totaled $56 thousand for the third quarter of the year and $393 thousand year to date. Both of these securities remained classified as available for sale and represented $432 thousand of the unrealized losses reported at September 30, 2010. Both securities continue to accrue interest and payments continue to be made as agreed.

When the analysis of these securities was conducted at September 30, 2010, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase, was compared to the previous quarters' analysis. This analysis indicated a further decline in value in the MM Community Funding IX Pool, attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams. Therefore the amount of this decline in fair value or OTTI was recorded in earnings. Additionally, the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the securities based on current market conditions and interest rates. This comparison indicated an increase in value from the previous quarter in the MM Community Funding IX Pool, based on factors other than credit which resulted in a gain reported in other comprehensive income. This result is consistent with the fact that some improvement has been noted recently in the credit markets related to overall corporate and financial institution credit spreads. Therefore, while the credit quality related to this security declined during the quarter, the change in value related to other factors actually improved and partially offset the decline in credit quality when assessing the overall fair value of the impaired securities. This explains how changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities. Therefore the recognition of additional credit related OTTI resulted in a gain reported in other comprehensive income.

The table below presents a rollforward of the cumulative credit losses recognized in earnings for the three and nine-month periods ending September 30, 2010:
Beginning balance, January 1, 2010	$ 3,045,668
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than- temporary impairment was previously recognized	393,005
-----------
Ending balance, September 30, 2010	$ 3,438,673
===========

Beginning balance, July 1, 2010	$ 3,382,293
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than- temporary impairment was previously recognized	56,380
-----------
Ending balance, September 30, 2010	$ 3,438,673
===========

9. Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:
	September 30, 2010	December 31, 2009
	------------------	------------------
Residential mortgages	$ 154,498,337	$ 162,446,550
Commercial mortgages	124,570,039	120,912,941
Commercial, financial and agricultural	117,467,255	121,058,808
Indirect consumer loans	97,564,089	94,122,278
Consumer loans	96,418,794	97,312,215
	-------------	-------------
	$ 590,518,514	$ 595,852,792
	=============	=============

The following table summarizes the Corporation's non-performing assets:
	September 30, 2010	December 31, 2009
	------------------	-----------------
Non-accrual loans	$ 10,242,680	$ 5,910,051
Troubled debt restructurings	892,196	7,376,972
Accruing loans past due 90 days or more	23,844	517,359
	------------	------------
Total non-performing loans	$ 11,158,720	$ 13,804,382
Other real estate owned	824,626	648,962
	------------	------------
Total non-performing assets	$ 11,983,346	$ 14,453,344
	============	============

Activity in the allowance for loan losses was as follows:
	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$ 9,967,223	$ 9,105,517
Provision charged to operations	1,125,000	2,075,000
Loans charged-off	(1,883,840)	(1,202,225)
Recoveries	451,678	188,962
	------------	------------
Balance at end of period	$ 9,660,061	$10,167,254
	============	============

At September 30, 2010 and December 31, 2009, the recorded investment in loans that are considered to be impaired totaled $8,150,369 and $10,093,199, respectively. Included in the September 30, 2010 amount are impaired loans of $890,569 for which an impairment allowance has been recognized. The related impairment allowance was $360,119. The December 31, 2009 amount includes $3,357,906 of impaired loans with a related impairment allowance of $844,551.

10. Components of Quarterly and Year-to-Date Net Periodic Benefit Costs
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Qualified Pension
Service cost, benefits earned during the period	$ 677,654	$ 658,500	$ 144,938	$ 219,500
Interest cost on projected benefit obligation	1,137,613	1,099,500	179,589	366,500
Expected return on plan assets	(1,690,066)	(1,372,500)	(301,794)	(457,500)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	34,417	66,750	6,021	22,250
Amortization of unrecognized net loss	410,788	931,500	41,652	310,500
	----------	------------	-----------	------------
Net periodic pension expense (benefit)	$ 570,406	$ 1,383,750	$ 70,406	$ 461,250
	===========	============	===========	============
Supplemental Pension
Service cost, benefits earned during the period	$ 23,314	$ 22,399	6,800	$ 9,013
Interest cost on projected benefit obligation	42,949	41,186	12,525	14,775
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	4,322	5,427	1,260	1,809
	-----------	------------	----------	------------
Net periodic supplemental pension expense	$ 70,585	$ 69,012	$ 20,585	$ 25,597
	===========	============	===========	============
Postretirement, Medical and Life
Service cost, benefits earned during the period	$ 22,500	$ 22,500	$ 7,500	$ 7,500
Interest cost on projected benefit obligation	56,250	56,250	18,750	18,750
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(71,250)	(71,250)	(23,750)	(23,750)
Amortization of unrecognized net gain	-	-	-	-
	-----------	------------	----------	------------
Net periodic postretirement, medical and life expense	$ 7,500	$ 7,500	$ 2,500	$ 2,500
	===========	============	===========	============

On April 21, 2010 the Corporation's Board of Directors approved an amendment to the Corporation's Defined Benefit Pension Plan. Under the amendment, which became effective on July 1, 2010, new employees hired on or after the effective date will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits. While the Corporation expects that there will be no immediate material impact on the results of operations or financial condition, going forward it is anticipated that the amendment will result in a decrease in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

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
	Nine Months Ended September 30, 2010				Three Months Ended September 30, 2010
(dollars in thousands)	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	---------	------------	--------	----------	----------	------------
Net interest income	$ 25,969	$ -	$ 3	$ 25,972	$ 8,681	$ -	$ -	$ 8,681
Provision for loan losses	1,125	-	-	1,125	375	-	-	375
	---------	-------	--------	---------	--------	------	------	--------
Net interest income after provision for loan losses	24,844	-	3	24,847	8,306	-	-	8,306
Other operating income	6,201	6,257	449	12,907	1,911	2,184	152	4,247
Other operating expenses	21,728	5,309	506	27,543	7,047	1,710	125	8,882
	---------	-------	--------	---------	--------	------	------	--------
Income before income tax expense	9,317	948	(54)	10,211	3,170	474	27	3,671
Income tax expense	2,862	367	(72)	3,157	942	183	(5)	1,120
	---------	-------	--------	---------	--------	------	------	--------
Segment net income	$ 6,455	$ 581	$ 18	$ 7,054	$ 2,228	$ 291	$ 32	$ 2,551
	=========	=======	========	=========	========	======	======	========
Segment assets	$ 962,145	$ 7,464	$ 3,091	$ 972,700
	=========	=======	========	=========

	Nine Months Ended September 30, 2009				Three Months Ended September 30, 2009
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
	---------	----------	---------	------------	--------	----------	----------	------------
Net interest income	$ 24,509	$ -	$ 7	$ 24,516	$ 8,533	$ -	$ 1	$ 8,534
Provision for loan losses	2,075	-	-	2,075	1,275	-	-	1,275
	---------	-------	--------	---------	--------	------	------	--------
Net interest income after provision for loan losses	22,434	-	7	22,441	7,258	-	1	7,259
Other operating income	5,629	5,999	316	11,944	1,896	2,114	99	4,109
Other operating expenses	23,207	5,347	446	29,000	7,340	1,797	121	9,258
	---------	-------	--------	---------	--------	------	------	--------
Income before income tax expense	4,856	652	(123)	5,385	1,814	317	(21)	2,110
Income tax expense	1,288	252	(100)	1,440	498	123	(27)	594
	---------	-------	--------	---------	--------	------	------	--------
Segment net income	$ 3,568	$ 400	$ (23)	$ 3,945	$ 1,316	$ 194	$ 6	$ 1,516
	=========	=======	========	=========	========	======	======	========
Segment assets	$ 959,645	$ 5,825	$ 3,168	$ 968,638
	=========	=======	========	=========

12. Stock Based Compensation

On June 16, 2010 the Corporation's Board of Directors approved the Corporation's Restricted Stock Plan (the "Plan"), which became effective immediately. Pursuant to the Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer. The maximum number of shares as to which stock awards may be granted under the Plan is 10,000 per year, with these shares vesting over a 5 year period. There have been no awards granted as of September 30, 2010 under this plan.

13. Subsequent Events

On October 14, 2010, the Corporation and Fort Orange Financial Corp. ("FOFC"), the holding company of Capital Bank & Trust Company based in Albany, New York, entered into an Agreement and Plan of Merger (the "Agreement"), pursuant to which FOFC will be merged with and into the Corporation, with the Corporation as the surviving entity. Immediately following the merger, Capital Bank & Trust Company will be merged with and into Chemung Canal Trust Company. Under the terms of the Agreement, the Corporation will purchase all of the outstanding shares of FOFC in a stock and cash transaction valued at approximately $29.3 million based upon the Corporation's October 14, 2010 closing stock price. For each share of FOFC common stock outstanding immediately prior to the merger, each shareholder of FOFC common stock shall have the right to elect to receive: (i) 0.3571 shares (the "Exchange Ratio") of the Corporation's common stock, (ii) $7.50 in cash or (iii) a combination of the Corporation's common stock and cash. The elections above are subject to proration such that the aggregate deal consideration shall be paid in 75% common stock of the Corporation and 25% cash. The exchange ratio is subject to downward adjustment if the price of the Corporation's common stock rises to more than $25.20 per share and the merger consideration is also subject to possible downward adjustment based upon certain asset quality indicators of FOFC, as specified in the Agreement.

Consummation of the transaction, which is subject to approval of bank regulatory agencies and shareholders of both companies, is expected to take place in the first quarter of 2011, and management expects it will be immediately accretive to earnings, excluding direct transaction costs.

Founded in 1995, Capital Bank & Trust Company has approximately $271 million in assets, including a loan portfolio approximating $190 million, and deposits of nearly $210 million, and operates from five offices in the Capital District, including two in Albany, and one each in Clifton Park, Latham and Slingerlands.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and nine-month periods ended September 30, 2010, with comparisons to the comparable periods in 2009, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report, should be read in conjunction with our 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2010. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, including those in connection with the completion of our pending acquisition of Fort Orange Financial Corporation and the integration of its business with ours, competition, changes in law or the regulatory environment, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends. Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1A. Risk Factors" in this Form 10-Q as well as the Corporation's Form 10-K filed March 15, 2010. These filings are available publicly on the SEC's website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3788. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. In April 2009, the FASB issued accounting guidance which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings. For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes $723 thousand book value of two collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality when purchased, but at September 30, 2010 Moody's rated these securities both as Caa3, which is defined as substantial risk of default. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pools, as well as overall default rates based on historical bank debt default rate averages. Upon completion of the September 30, 2010 analysis, our model indicated additional other-than-temporary impairment on one of these securities. For the quarter and nine-months ended September 30, 2010, OTTI losses recognized in earnings totaled $56 thousand and $393 thousand, respectively. Both of these securities remained classified as available for sale and represented $432 thousand of the unrealized losses reported at September 30, 2010. Both securities continue to accrue interest and payments continue to be made as agreed.

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

Financial Condition

Consolidated assets at September 30, 2010 totaled $972.7 million, a decrease of $2.9 million or 0.3% since December 31, 2009. The decrease was due principally to decreases in cash and cash equivalents and loans, net of deferred fees and costs and unearned income, totaling $6.6 million and $5.3 million, respectively. These decreases were somewhat offset primarily by a $10.8 million increase in the Corporation's securities portfolio.

As noted above, total loans, net of deferred fees and costs and unearned income decreased $5.3 million or 0.9% from December 31, 2009 to September 30, 2010 due principally to somewhat soft loan demand, particularly in the area of residential mortgages, which have decreased $7.9 million over that period. This decrease was partially offset by increases in consumer loans and total commercial loans (including commercial mortgages) totaling $2.5 million and $66 thousand, respectively. The increase in consumer loans was primarily due to an increase in consumer installment loan balances of $3.1 million, offset principally by a $259 thousand decrease in student loans due to the Corporation having sold the remaining balance of its student loan portfolio during the nine-month period ended September 30, 2010. Additionally, credit card and consumer line of credit outstanding balances were down $164 thousand and $99 thousand, respectively. The increase in consumer installment loans was primarily due to an increase in the level of indirect automobile financing. During the first nine months of this year, approximately $5.5 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $1.1 million originated and sold to the State of New York Mortgage Agency ("SONYMA").

The composition of the loan portfolio is summarized as follows:
	September 30, 2010	December 31, 2009
	------------------	-----------------
Residential mortgages	$154,498,337	$162,446,550
Commercial mortgages	124,570,039	120,912,941
Commercial, financial and agricultural	117,467,255	121,058,808
Indirect Consumer loans	97,564,089	94,122,278
Consumer loans	96,418,794	97,312,215
	-------------	-------------
	$590,518,514	$595,852,792
	=============	=============

The available for sale segment of the securities portfolio totaled $245.9 million at September 30, 2010, an increase of approximately $15.0 million or 6.5% from December 31,

2009. At amortized cost, the available for sale portfolio increased $10.7 million, with unrealized appreciation related to the available for sale portfolio increasing $4.3 million. At amortized cost, U.S. Treasury bonds increased $34.9 million, reflecting purchases during the year totaling $44.6 million, partially offset by the sale of a $9.7 million treasury bond. Additionally, municipal bonds carried in the available for sale portfolio increased $2.6 million. These increases were somewhat offset primarily by $22.0 million of paydowns on mortgage-backed securities, as well as decreases in federal agency and corporate bonds totaling $3.7 million and $1.1 million, respectively. The decrease in federal agency bonds resulted from calls and maturities during 2010 totaling $63.9 million, offset in part by agency bond purchases, while the decrease in corporate bonds reflects maturities of $700 thousand, as well as OTTI write-downs of trust preferred securities pools totaling $393 thousand. The increase in unrealized appreciation related to the available for sale portfolio was due in large part to the impact of a decrease in mid to long term market rates on the bond portfolio, somewhat offset by a decrease in the market value of the Corporation's equities portfolio. The held to maturity portion of the portfolio, consisting of local municipal obligations, decreased approximately $4.2 million from $12.2 million at December 31, 2009 to $8.0 million at September 30, 2010.

With the growth in the securities portfolio exceeding the reduction in loans and the increase in deposits, as discussed below, cash and cash equivalents were down $6.6 million, as a decrease in interest bearing deposits at other financial institutions of $7.7 million was partially offset by a $1.1 million increase in cash and due from financial institutions. The vast majority of the interest bearing deposits are held at the Federal Reserve Bank of New York. We continue to evaluate alternative investment opportunities with caution given the current low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Since December 31, 2009, total deposits have increased $2.4 million or 0.3% to $803.5 million, with a $20.8 million increase in public fund balances partially offset by an $18.4 million decrease in all other period-end deposits. The increase in public fund accounts was primarily due to a $12.0 million increase in NOW account balances, as well as increases in insured money market account ("IMMA") balances and time deposits totaling $4.5 million and $4.4 million, respectively. The decrease in all other deposits was principally due to a $19.1 million decrease in time deposits, a $4.2 million decrease in demand deposits and a $1.3 million decrease in NOW accounts, partially offset by increases in savings and IMMA balances totaling $3.9 million and $2.3 million, respectively.

A $10.5 million decrease in securities sold under agreements to repurchase reflects the maturity of a $10.0 million advance during the second quarter of this year.

A $1.8 million decrease in other liabilities was due in large part to the payment of previously accrued income taxes, compensation, benefits and escrowed real estate taxes.

Asset Quality

Non-Performing Loans

Non-performing loans at September 30, 2010 totaled $11.159 million compared to $13.804 million at year-end 2009, a decrease of $2.645 million. This decrease was principally due to a $6.485 million decrease in accruing troubled debt restructurings ("TDR's"), as well as a $493 thousand decrease in accruing loans 90 days or more past due, partially offset by a $4.333 million increase in non-accrual loans. Both the decrease in accruing TDR's and the increase in non-accrual loans were principally due to the fact that commercial loans to one borrower totaling $6.310 million that had been accruing TDR's at December 31, 2009 were placed in non-accrual status during the second quarter of this year. During the third quarter, $970 thousand of loans to this borrower, for which the Corporation had previously established a specific allocation in the allowance for loan losses, were charged off. Additionally, during the third quarter, $79 thousand in principal payments were applied to these loans. Loans to this borrower carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporation's remaining exposure on these loans to $414 thousand. With the exception of these loans, other accruing TDR's decreased $175 thousand, with other commercial loan and residential mortgage TDR's down $25 thousand and $150 thousand, respectively. The only concessions made on commercial loan TDR's involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and/or payment reductions. Despite the fact that the above mentioned USDA guaranteed loan was placed in non-accrual status during the second quarter, our past experience in working with borrowers in restructuring troubled debt has been favorable. TDR's are evaluated for impairment based upon the present value of expected future cash flows, with any changes recorded through the provision for loan losses. It is generally the Corporation's policy that TDR's that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDR's in years subsequent to the year in which the loan was first reported as TDR.

As noted above, non-accrual loans increased $4.333 million, due to increases in non-accruing commercial and consumer loans totaling $4.392 million and $59 thousand, respectively, partially offset by a $118 thousand decrease in non-accruing residential mortgages. Excluding the aforementioned USDA guaranteed loans that were placed in non-accrual status during the second quarter, all other non-accrual commercial loans were down $1.918 million due principally to upgrades to accrual status and other principal reductions. Included in non-accrual commercial loans is one TDR totaling $207 thousand. The decrease in non-accrual residential mortgages was principally due to the transfer of approximately $510 thousand to Other Real Estate Owned ("OREO") following foreclosure proceedings on these properties. It is the Corporation's policy that loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months. In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Accruing loans 90 days or more past due decreased $493 thousand due principally to lower consumer and residential mortgage delinquencies in this category totaling $285 thousand and $218 thousand, respectively. During 2009, it was the Corporation's policy that commercial loans 90 days past due, and consumer loans and residential mortgages 120 days past due, be placed in non-accrual status unless factors existed that would eliminate the need to place a loan in this status. A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower. This policy was amended during the first quarter of 2010 such that consumer loans and mortgages would be placed in non-accrual status at 90 days past due as opposed to the prior policy of 120 days, which contributed to decreases in accruing mortgages and consumer loans 90 days or more past due.

At September 30, 2010, OREO totaled $825 thousand compared to $649 thousand at December 31, 2009, an increase of $176 thousand, as during the first nine months of this year five properties totaling $554 thousand were placed in OREO, four properties totaling $220 thousand were sold, and three properties were written-down by $158 thousand following receipt of updated appraisals. At September 30, 2010 OREO properties consist of five residential properties totaling $512 thousand, two commercial properties totaling $95 thousand and undeveloped land totaling $218 thousand.

Impaired Loans

Impaired loans at September 30, 2010 totaled $8.150 million compared to $10.093 million at December 31, 2009. The decrease of $1.943 million was principally due to the above discussed decrease in commercial loan troubled debt restructurings of $6.335 million, which was partially offset by the $4.392 million increase in non-accruing commercial loans. Included in the impaired loan total are loans totaling $891 thousand for which impairment allowances of $360 thousand have been specifically allocated to the allowance for loan losses. As of December 31, 2009, the impaired loan total included $3.358 million for which specific impairment allowances of $845 thousand were allocated to the allowance for loan losses. The decrease in both the loans for which impairment allowances have been specifically allocated to the allowance for loan losses and the amount of specific allocations were largely related to the above discussed USDA guaranteed loans. The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations. It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired. Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off. Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off. Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs. If market conditions warrant, future appraisals are obtained. Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest. The appraisals are performed by independent third parties and reflect the properties market value "as is". In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. In situations where partial charge-offs have been recognized, any balance remaining continues to be reflected as non-performing until the loan has been paid in full. In the case of impaired loans secured by assets other than real estate (i.e. business assets), a collateral valuation is performed using data from the client's most recently received financial statements, and applying discount rates based upon the type of collateral.

The following table summarizes the Corporation's non-performing assets:
(dollars in thousands)	September 30, 2010	December 31, 2009
	------------------	-----------------
Non-accrual loans	$ 10,243	$ 5,910
Troubled debt restructurings`	892	7,377
Accruing loans past due 90 days or more	24	517
	--------	--------
Total non-performing loans	$ 11,159	$ 13,804
Other real estate owned	825	649
	--------	--------
Total non-performing assets	$ 11,984	$ 14,453
	========	========

In addition to non-performing loans, as of September 30, 2010, the Corporation has identified commercial relationships totaling $6.6 million as potential problem loans, as compared to $14.9 million at December 31, 2009. This decrease of $8.3 million resulted principally from upgrades of two relationships totaling $7.1 million following the receipt of financial information indicating improved operating results and financial condition of the borrowers, as well as the payoff of $853 thousand in loans to a borrower which had previously been identified as potential problem loans. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard." Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at September 30, 2010 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay. During the third quarter of 2009, management expensed $1.275 million to the provision for loan losses due principally to increases in both non-performing and potential problem loans, as well as higher net consumer loan charge-offs. During the third quarter of 2010, the provision for loan losses as compared to the corresponding period in 2009 was reduced by $900 thousand to $375 thousand, with the year-to-date provision decreased $950 thousand from $2.075 million to $1.125 million. Both the quarterly and year-to-date reductions were based upon an evaluation of the above allowance for loan losses adequacy factors, including the above discussed reductions in both non-performing and potential problem loans and a decrease in specific allocations related to impaired loans. Net charge-offs as compared to the first nine months of 2009 were up $419 thousand. The increase in net charge offs was principally due to an $899 thousand increase in net commercial loan charge-offs, offset primarily by a $502 thousand decrease in net consumer loan charge-offs. The increase in commercial loan charge-offs included third quarter charge-offs related to two borrowers totaling $1.111 million, all of which had previously been specifically allocated against these loans. At September 30, 2010, the Corporation's allowance for loan losses totaled $9.660 million, resulting in a coverage ratio of allowance to non-performing loans of 86.6%. As noted above, included in non-performing loans at September 30, 2010 were loans totaling $5.261 million which carried USDA guarantees totaling $4.847 million. Also included in the non-performing loan totals are other loans with remaining balances totaling $898 thousand on which the Corporation has recognized partial charge-offs in the amount of $905 thousand. Excluding the USDA guaranteed amount and other loans for which partial charge-offs have already been recognized from the non-performing total, the coverage ratio of allowance to non-performing loans was 178.4%. The allowance for loan losses to total loans was 1.64% at September 30, 2010, and represents an amount that management believes will be adequate to absorb probable incurred loan losses on existing loans.

Activity in the allowance for loan losses was as follows:
(dollars in thousands)	Nine Months Ended September 30,
	2010	2009
	--------	--------
Balance at beginning of period	$ 9,967	$ 9,105
Charge-offs:
Commercial, financial and agricultural	(1,178)	(24)
Commercial mortgages	-	-
Residential mortgages	(36)	(14)
Consumer loans	(670)	(1,164)
	--------	---------
Total	(1,884)	(1,202)
	--------	---------
Recoveries:
Commercial, financial and agricultural	315	60
Commercial mortgages	-	-
Residential mortgages	-	-
Consumer loans	137	129
	--------	---------
Total	452	189
	--------	---------
Net charge-offs	(1,432)	(1,013)
Provision charged to operations	1,125	2,075
	--------	---------
Balance at end of period	$ 9,660	$ 10,167
	========	=========

Results of Operations

Third Quarter of 2010 vs. Third Quarter of 2009

Net income for the third quarter of 2010 totaled $2.551 million as compared to third quarter 2009 net income of $1.516 million, an increase of $1.035 million, with earnings per share increasing 69.0% from $0.42 per share to $0.71 per share. This significant increase in third quarter net income was due in part to a $900 thousand decrease in the provision for loan losses. Other factors affecting the increase in third quarter net income compared with the corresponding period last year included increases in net interest income and non-interest income, as well as a reduction in operating expenses, partially offset by higher income taxes.

Net interest income of $8.681 million was $147 thousand or 1.7% higher than the third quarter of 2009, while the net interest margin declined 4 basis points to 3.78%. The increase in net interest income resulted from an increase in average earning assets and a 43 basis point decrease in the average cost of funds, offset to some extent by a 46 basis point decrease in the average yield on earning assets. A $25.0 million or 2.8% increase in average earning assets was due to a $41.0 million increase in average investment securities and a $3.6 million increase in average fed funds sold and interest-bearing deposits, somewhat offset by a $19.7 million decrease in average loans. While on average, earning assets increased 2.8%, total interest and dividend income was down $739 thousand or 6.5%, as the average yield on earning assets declined 46 basis points to 4.63%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $22.8 million or 2.6% compared to third quarter 2009 averages, due to a $34.4 million increase in average deposits, offset by an $11.6 million decrease in other borrowed funds. In total, average non-interest bearing deposits increased $16.6 million, while average interest-bearing deposits increased $17.8 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and savings deposits of $41.5 million and $7.8 million, respectively, as well as a $2.8 million increase in average NOW accounts. These increases were partially offset by a $34.2 million decrease in total time deposits. The decrease in average other borrowings was due to an $11.6 million decrease in average securities sold under agreements to repurchase. While total average funding sources increased 2.6%, interest expense decreased $886 thousand or 31.1%, as the average cost of funds decreased 43 basis points to 0.87%.

As noted above and discussed more fully under the "Asset Quality" section of this report,

the third quarter provision for loan losses of $375 thousand was $900 thousand lower than the third quarter of last year due in large part to decreases in non-performing and potential problem loans, as well as a decrease in specific allocations related to impaired loans, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the third quarter of 2010 compared to the third quarter of last year increased $139 thousand or 3.4%. This increase was principally due to a $372 thousand decrease in OTTI charges on trust preferred securities pools carried in the Corporation's investment portfolio, a $70 thousand increase in Trust and Investment Center fee income and increases in revenue at CFS Group, Inc. and check card interchange fee income totaling $63 thousand and $35 thousand, respectively. These increases were somewhat offset primarily by decreases in service charges of $321 thousand, as well as decreases in gains on the sale of residential mortgages and cash management fee income totaling $39 thousand and $30 thousand, respectively.

Third quarter 2010 operating expenses were down $375 thousand or 4.1% from the comparable period last year, due in large part to a $376 thousand decrease in pension and other employee benefits. This decrease was primarily due to a $391 thousand reduction in defined benefit pension plan expense impacted to a great extent by improved market conditions during 2009 and the corresponding increase in the market value of plan assets. In addition to the above, data processing costs and stationery and supplies were down $71 thousand and $54 thousand, respectively. These decreases were partially offset primarily by a $137 thousand increase in loan and OREO expenses as well as increases in marketing and advertising costs and salaries of $107 thousand and $73 thousand, respectively. The increase in loan and OREO expenses was impacted by write-downs of two OREO properties during the third quarter totaling $83 thousand following the receipt of updated appraisals on these properties.

A $526 thousand increase in income tax expense was principally due to the $1.561 million increase in pre-tax income, while the increase in the effective tax rate from 28.2% in the third quarter of 2009 to 30.5% in the third quarter of this year resulted primarily from a decrease in the relative percentage of tax exempt income to pre-tax income, given the lower level of third quarter 2009 pre-tax income.

Year-To-Date 2010 vs. Year-To-Date 2009

Net income for the nine-month period ended September 30, 2010 totaled $7.054 million, an increase of $3.109 million compared to the corresponding period in 2009. Earnings per share increased 78.2% from $1.10 per share to $1.96 per share. This significant increase was impacted in part by direct transaction costs incurred in 2009 related to the Corporation's acquisition of Canton Bancorp, Inc. ("Canton") totaling $1.250 million, as well as a second quarter 2009 $440 thousand special FDIC insurance assessment, which negatively impacted the first nine months of 2009 net income by approximately $1.036 million or $0.29 per share. The increase in earnings was additionally impacted by a decrease in the provision for loan losses, higher net interest income and non-interest income, offset to some extent by higher operating expenses (excluding the 2009 acquisition transaction costs and FDIC special assessment) and higher income taxes.

Net interest income increased $1.456 million or 5.9%, with the net interest margin decreasing 9 basis points to 3.82%. The improvement in net interest income resulted from an increase in average earning assets and a 46 basis point decrease in the average cost of funds, offset to some extent by a 54 basis point decrease in the average yield on earning assets. As compared to the first nine months of last year, average earning assets increased $72.4 million or 8.6%, with average securities up $48.7 million, and average fed funds sold and interest-bearing deposits, and average loans increasing $18.1 million and $5.6 million, respectively. Year-to-date average loans related to the May 2009 Canton acquisition were up $21.6 million compared to the 2009 average. While on average, earning assets increased 8.6%, total interest and dividend income was down $799 thousand or 2.4%, as the average yield on earning assets declined 54 basis points to 4.76%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $74.9 million or 9.2% compared to year-to-date 2009 averages, due to an $85.4 million increase in average deposits, partially offset by a $10.5 million decrease in average other borrowed funds. Approximately $39.6 million of the increase in average deposits was related to the Canton acquisition. In total, average non-interest bearing deposits increased $22.2 million, while average interest-bearing deposits increased $63.2 million. The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and savings deposits of $49.3 million and $12.9 million, respectively, while average NOW account balances were up $5.6 million. These increases were partially offset by a $4.7 million decrease in total time deposits. The decrease in average other borrowings was due to a $10.5 million decrease in average securities sold under agreements to repurchase. While total average funding liabilities increased 9.2%, interest expense decreased $2.256 million or 26.0%, as the average cost of funds decreased 46 basis points from 1.42% to 0.96%.

Similar to third quarter results, and as discussed more fully under the "Asset Quality" section of this report, the year-to-date provision for loan losses of $1.125 million was $950 thousand lower than last year due in large part to decreases in non-performing and potential problem loans, as well as a decrease in specific allocations related to impaired loans, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income for the first three quarters of 2010 was $963 thousand or 8.1% higher than the comparable period last year, due in large part to a $987 thousand decrease in OTTI charges recognized on trust preferred securities pools carried in the Corporation's investment portfolio. With the exception of these OTTI charges, all other non-interest income decreased $24 thousand or 0.2%, due principally to a $400 thousand decrease in service charges, a $156 thousand decrease in cash management fee income and a $105 thousand decrease in gains on the sale of securities. These decreases were offset to a great extent primarily by increases in check card interchange fee income and Trust and Investment Center fee income totaling $335 thousand and $258 thousand, respectively, as well as a $166 thousand increase in CFS Group, Inc. revenue.

Operating expenses for the first nine months of this year were $1.456 million or 5.0% lower than last year due to the aforementioned 2009 acquisition transaction costs and FDIC special assessment. Excluding these items, all other operating expenses increased $233 thousand or 0.9%. This increase was principally due to increases in salaries and data processing costs (both excluding acquisition transaction costs) totaling $761 thousand and $266 thousand, respectively, as well as a $220 thousand increase in loan and OREO expenses and a $144 thousand increase in regular quarterly FDIC assessments. The increase in salaries resulted principally from merit increases over the past year as well as the addition to staff related to the Canton acquisition, while the increase in data processing costs includes higher check card and Trust and Investment Center processing costs. The increase in loan and OREO expenses was due primarily to higher costs associated with OREO properties, with the increase in FDIC assessments due in large part to the increase in the level of deposits over the past year. These increases were offset to some extent primarily by decreases in employee benefit costs and amortization of intangible assets totaling $890 thousand and $190 thousand, respectively. For reasons noted above, the decrease in employee benefit costs was due principally to an $813 thousand decrease in the Corporation's defined benefit pension plan expense. Additionally, health insurance expense was down $245 thousand due to a reduction in claims under the Corporation's self-insured plan. The reduction in amortization of intangible assets was principally due to the fact that the core deposit intangible associated with the Corporation's purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized during the second quarter of 2009. In addition to the above, stationery and supplies expense was $94 thousand lower than a year ago.

The $1.717 million increase in income tax expense was due primarily to a $4.286 million increase in pre-tax income, while the increase in the effective tax rate from 26.7% to 30.9% reflects a decrease in the relative percentage of tax-exempt income to pre-tax income.

Average Consolidated Balance Sheet and Interest Analysis
(dollars in thousands)	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009			Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$588,109	$26,412	6.00%	$582,539	$26,882	6.17%	$588,179	$ 8,742	5.90%	$607,864	$9,349	6.10%
Taxable securities	213,323	4,969	3.11%	171,461	5,398	4.21%	215,323	1,555	2.87%	173,285	1,682	3.85%
Tax-exempt securities	42,153	889	2.82%	35,361	824	3.12%	42,357	301	2.82%	43,381	309	2.83%
Federal funds sold	-	-	-	646	1	0.25%	-	-	-	-	-	-
Interest-bearing deposits	66,415	124	0.25%	47,627	88	0.25%	66,121	42	0.25%	62,486	39	0.25%
Total earning assets	910,000	32,394	4.76%	837,634	33,193	5.30%	911,980	10,640	4.63%	887,016	11,379	5.09%

Non-earning assets:
Cash and due from banks	21,834			21,753			20,899			21,681
Premises and equipment, net	24,427			25,203			24,150			25,546
Other assets	37,609			32,757			36,700			35,082
Allowance for loan losses	(10,281)			(9,241)			(10,419)			(9,266)
AFS valuation allowance	9,769			5,065			11,384			5,299
Total	$993,358			$913,171			$994,694			$965,358

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	51,718	37	0.10%	46,124	60	0.17%	51,382	11	0.09%	48,580	17	0.14%
Savings and insured money market deposits	300,554	769	0.34%	238,340	1,066	0.60%	304,231	216	0.28%	254,952	330	0.51%
Time deposits	276,265	3,647	1.76%	280,932	5,352	2.55%	272,393	1,109	1.62%	306,624	1,790	2.32%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	69,779	1,969	3.77%	80,295	2,199	3.66%	64,286	623	3.84%	75,899	707	3.70%
Total interest-bearing liabilities	698,316	6,422	1.23%	645,691	8,677	1.80%	692,292	1,959	1.12%	686,055	2,844	1.64%

Non-interest-bearing liabilities:
Demand deposits	193,691			171,452			198,167			181,587
Other liabilities	7,474			11,561			7,931			12,389
Total liabilities	899,481			828,704			898,390			880,031
Shareholders' equity	93,877			84,467			96,304			85,327
Total	$993,358			$913,171			$994,694			$965,358
Net interest income		$25,972			$24,516			$8,681			$8,535
Net interest rate spread			3.53%			3.50%			3.51%			3.45%
Net interest margin			3.82%			3.91%			3.78%			3.82%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):
	Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009			Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
	-------	-----	-----	------	-----	-----
Interest and dividends earned on:
Loans	$ 255	$ (725)	$ (470)	$ (298)	$ (309)	$ (607)
Taxable securities	1,152	(1,581)	(429)	357	(484)	(127)
Tax-exempt securities	148	(83)	65	(7)	(1)	(8)
Federal funds sold	(1)	-	(1)	-	-	-
Interest-bearing deposits	35	1	36	3	-	3

Total earning assets	$2,734	$(3,533)	$ (799)	$ 313	$(1,052)	(739)

Interest paid on:
Demand deposits	$ 7	$ (30)	$ (23)	$ 1	$ (7)	$ (6)
Savings and insured money market deposits	233	(530)	(297)	55	(169)	(114)
Time deposits	(88)	(1,617)	(1,705)	(184)	(497)	(681)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(295)	65	(230)	(112)	28	(84)

Total interest-bearing liabilities	$ 661	$(2,916)	$(2,255)	$ 25	$ (910)	$ (885)

Net interest income	$2,073	$ (617)	$ 1,456	$ 288	$ (142)	$ 146

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs. At September 30, 2010 and September 30, 2009 the Corporation had available $63.0 million and $64.9 million, respectively, under lines of credit with the FHLB.

During the first nine months of 2010, cash and cash equivalents decreased $6.6 million as compared to an increase of $52.2 million during the first nine months of last year. In addition to cash provided by operating activities, major sources of cash during the first nine months of 2010 included proceeds from sales, maturities, calls and principal reductions on securities totaling $109.3 million, a $3.2 million decrease in loans and a $2.4 million increase in deposits. Proceeds from the above were used primarily to fund purchases of securities totaling $116.2 million, a $10.5 million decrease in securities sold under agreements to repurchase, the payment of cash dividends in the amount of $2.6 million and purchases of fixed assets and treasury shares totaling $1.2 million and $426 thousand, respectively.

In addition to cash provided by operating activities, other major sources of cash during the first nine months of 2009 included proceeds from sales, maturities and principal reductions on securities totaling $101.0 million, a $64.7 million increase in deposits and an $18.4 million decrease in loans. Proceeds from the above were used principally to fund purchases of securities totaling $130.7 million, an $8.4 million reduction in securities sold under agreements to repurchase and $7.7 million to purchase Canton Bancorp, Inc. In this transaction, the Corporation acquired approximately $58.8 million of loans, $10.5 million in cash and cash equivalents, $5.5 million of securities and other assets totaling approximately $6.2 million, and assumed deposits and other liabilities totaling $73.4 million and $553 thousand, respectively. Other significant uses of cash during the first nine months of 2009 included the payment of cash dividends in the amount of $2.6 million and purchases of fixed assets totaling $1.5 million.

As of September 30, 2010, the Bank's leverage ratio was 7.96%. The Tier I and Total Risk Adjusted Capital ratios were 12.20% and 13.79%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first nine months of 2010, the Corporation declared cash dividends totaling $0.75 per share, unchanged from the dividends declared during the first nine months of 2009.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position. On November 18, 2009, the Corporation's Board of Directors authorized the repurchase of up to 90,000 shares over a one year period, either through open market or privately negotiated transactions. During the first nine months of 2010, the Corporation purchased 20,260 shares at an average price of $21.01 per share. As of September 30, 2010, a total of 20,731 shares had been purchased since the inception of the announced repurchase program. Additionally, during the first nine months of 2010, 12,832 shares were re-issued from treasury to fund the stock component of directors' 2009 compensation, as well as the stock component of an executive officer's 2009 bonus.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates. It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates. At September 30, 2010, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.82% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 0.39%. Both are within the Corporation's policy guideline of 15% established by the ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.33% and 1.53% respectively. Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates. This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value. At September 30, 2010, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 10.93% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 0.56%. Both are within the established tolerance limit of 15%. Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment. When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 6.78% and 1.78% respectively. Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first nine months of 2010.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4: Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2010 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2010.

During the nine months ended September 30, 2010, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 and the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Securities and Exchange Commission on August 9, 2010, except with respect to the following risks related to the Corporation's pending acquisition of FOFC.

The Corporation May Fail to Realize the Anticipated Benefits of the Merger.

The success of the merger will depend on, among other things, the Corporation's ability to realize anticipated cost savings and to combine the businesses of Chemung Canal Trust Company and Capital Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Capital Bank nor result in decreased revenues due to any loss of customers. If the Corporation is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Regulatory Approvals May Not Be Received, May Take Longer than Expected or May Impose Conditions that Are Not Presently Anticipated or Cannot Be Met.

31
Item 1A.	Risk Factors (continued)

Before the transactions contemplated in the Merger Agreement, including the merger, may be completed, various approvals must be obtained from bank regulatory and other governmental authorities. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the Merger Agreement. Although the parties do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the Merger Agreement or imposing additional costs on or limiting the Corporation's revenues, any of which might have a material adverse effect on the Corporation following the merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

The Merger Agreement May Be Terminated in Accordance with Its Terms and the Merger May Not Be Completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: approval of the Merger Agreement by FOFC shareholders, approval of the issuance of the Corporation's common stock in connection with the merger by the Corporation's shareholders, regulatory approvals, absence of orders prohibiting the completion of the merger, effectiveness of the registration statement, the continued accuracy of the representations and warranties by both parties, the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. In addition, certain circumstances exist whereby the Corporation or FOFC may choose to terminate the Merger Agreement. There can be no assurance that the conditions to closing of the merger will be fulfilled or that the merger will be completed.

The pending acquisition of FOFC may distract our management from their other responsibilities.

The pending acquisition of FOFC could cause our management to focus their time and energies on matters related to the acquisition that otherwise would be directed to our business and operations. Management has considered this possibility and is confident that it has the resources necessary to manange this process effectively. Nonetheless, any such distraction on the part of management, if significant, could affect management's ability to service existing business and develop new business and otherwise adversely affect us following the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	7/1/10-7/30/10	1,000	$21.45	1,000	73,049
	8/1/10-8/31/10	3,780	$21.23	3,780	69,269
	9/1/10-9/30/10	-	$ -	-	69,269
		------	------	------	-------
	Quarter ended 9/30/10	4,780	$21.27	4,780	69,269
		======	======	======	=======

(1) On November 19, 2009, the Corporation announced that its Board of Directors had authorized the repurchase of up to 90,000 shares, or approximately 2.6% of the Corporation's then outstanding common stock over a twelve month period, expiring November 18, 2010. This program replaced the share repurchase program that had been approved in November of 2008, and expired in November 2009. Purchases will be made from time to time on the open-market or in private negotiated transactions, and will be at the discretion of management. All 4,780 of the shares referred to were purchased in privately negotiated transactions.

32

Item 6.	EXHIBITS
The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference:

2.1 Agreement and Plan of Merger dated as of October 14, 2010 by and between Chemung Financial Corporation and Fort Orange Financial Corp. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K file with the SEC on October 20, 2010 and incorporated herein by reference.

3.1 Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984. Filed as Exhibit 3.1 to Registrants Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

3.2 Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988. Filed as Exhibit 3.2 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

3.3 Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998. File as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

3.4 Amended and Restated Bylaws of the Registrant, as amended to October 21, 2009. Filed as Exhibit 3.1 to Registrant's Form 10-Q filed with the SEC on November 9, 2009 and incorporated herein by reference.

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

CHEMUNG FINANCIAL CORPORATION
DATE:	November 9, 2010	/s/ Ronald M. Bentley
Ronald M. Bentley
President & Chief Executive Officer

DATE:	November 9, 2010	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10 - Q

QUARTERLY REPORT

EXHIBIT INDEX

FOR THE PERIOD ENDING September 30, 2010

CHEMUNG FINANCIAL CORPORATION

ELMIRA, NEW YORK

2.1 Agreement and Plan of Merger dated as of October 14, 2010 by and between Chemung Financial Corporation and Fort Orange Financial Corp. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K file with the SEC on October 20, 2010 and incorporated herein by reference.

3.1 Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984. Filed as Exhibit 3.1 to Registrants Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

3.2 Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988. Filed as Exhibit 3.2 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

3.3 Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998. File as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

3.4 Amended and Restated Bylaws of the Registrant, as amended to October 21, 2009. Filed as Exhibit 3.1 to Registrant's Form 10-Q filed with the SEC on November 9, 2009 and incorporated herein by reference.

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