Form 10-K
period 2010-12-31
CHEMUNG FINANCIAL CORP
filed 2011-03-16
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________
Commission File Number 0-13888

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
NEW YORK	16-123703-8
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Chemung Canal Plaza, P.O. Box 1522, Elmira, New York	14902
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (607) 737-3711

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 a share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was $41,351,063.

As of February 28, 2011 there were 3,565,610 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2011 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

The Corporation has been a financial holding company since June 22, 2000. Financial holding company status provides the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee based income and allow the Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS Group, Inc., in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services and insurance. As such, the Corporation currently operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company, a full-service community bank with full trust powers, and CFS Group, Inc.

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

For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2010.

Market Area and Competition

Seven of the Bank's 23 full-service offices, including the main office, are located in Chemung County, New York.  The Bank has thirteen full-service offices located in the adjacent counties of Broome, Schuyler, Steuben, Tioga and Tompkins, with a Trust and Investment Center located in Herkimer County within New York State and 3 full-service offices located in Bradford County, Pennsylvania.  The Corporation defines its primary market areas as those areas within a 25-mile radius of its New York offices in Broome, Chemung, Herkimer, Steuben, Schuyler, Tioga and Tompkins counties, including the northern tier of Pennsylvania.  The Bank's lending policy restricts substantially all lending efforts to these geographical regions.

Within these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from commercial and thrift banking institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and Internet vendors.  The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers.  Unlike the Bank, many of these competitors are not subject to regulation as extensive as that affecting the Bank and, as a result, they may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by income taxes.

Competition for the Bank's Trust Department investment services comes primarily from brokerage firms and independent investment advisors.  These firms devote much of their considerable resources toward gaining larger positions in these markets.  The market value of the Bank's trust assets under administration totaled approximately $1.6 billion at year-end 2010.  The Trust and Investment Division is responsible for the largest component of non-interest revenue.

Supervision and Regulation

The Corporation is regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").  As a bank holding company, the Corporation generally may engage in the activities permissible for a bank holding company, which includes banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.  Because the Corporation also has elected financial holding company status, it may also engage in a broader range of activities that are determined by the Federal Reserve and the Secretary of the Treasury to be financial in nature or incidental to financial activities or activities that are determined by the Federal Reserve Board to be complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Corporation is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

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

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%.  The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%.  Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board.  The Federal Reserve Board may set higher minimum capital requirements for bank holding companies where circumstances warrant, such as companies anticipating significant growth or facing unusual risks.  As of December 31, 2010, the Corporation's leverage ratio was 8.72%, its ratio of Tier 1 capital to risk-weighted assets was 12.92% and its ratio of qualifying total capital to risk-weighted assets was 14.54%.  The Federal Reserve Board has not advised the Corporation that it is subject to any special capital requirements.

Pursuant to Federal Reserve Board regulations and supervisory policies, bank holding companies also are expected to serve as a source of financial and managerial strength to their subsidiary depository institutions.  Therefore, to the extent the Bank is in need of capital, the Corporation could be expected to provide additional capital to the Bank, including, potentially, raising new capital for that purpose.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve Board that are similar to those applicable to the Corporation.  As of December 31, 2010, the Bank was in compliance with all minimum capital requirements.  The Bank's leverage ratio as of that date was 8.30%, its ratio of Tier 1 capital to risk-weighted assets was 12.31%, and its ratio of qualifying total capital to risk-weighted assets was 13.93%.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Corporation.  Under Federal Reserve Board and NYSBD regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSBD if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years.  As of December 31, 2010, approximately $5.1 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2010. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

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

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act.  The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the Deposit Insurance Fund (DIF) reserve ratio reaches various milestones.  The final rule changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

The Bank is also a member of the Federal Home Bank ("FHLB") of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2010.

Recent Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations.  With that discretion, market litigation, and continued legislative efforts, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Corporation. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to offer interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Corporation’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor per insured institution, retroactive to January 1, 2008, and qualifying non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act and recently promulgated rules of the SEC will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and allow greater access by shareholders to the Corporation’s proxy material in connection with shareholder director nominations.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with wide-ranging powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general certain powers to enforce federal consumer protection laws.

It is difficult to predict at this time with specificity the full range of the impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Corporation. The legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

Other Regulatory and Legislative Actions

On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning January 1, 2011.  At least semi-annually thereafter, the FDIC will update its loss and income projections for the DIF and, if necessary to achieve its target reserve ratio, will change assessment rates via a rulemaking that will include a public notice and comment period.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017.  The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of 2011, due December 30, 2010, was 1.02% of insured deposits.

The Federal Deposit Insurance Reform Act of 2005 also gave a credit to all insured depository institutions to be used as an offset to the institutions’ assessments.  The Bank received a $598,000 credit, which entirely offset its 2007 and partially offset its 2008 deposit insurance settlement.  Due to the full utilization of the credit in 2008, the systemic increase in deposit insurance assessments and the emergency special assessment, the Bank will be subject to increased deposit premium expenses in future periods.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program ("TLGP"), which provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000.  Participating institutions were assessed a $0.10 surcharge per $100 of deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies.  The Bank and the Corporation elected to opt in to both portions of the TLGP.  The TLPG expired on December 31, 2010, but was replaced by section 343 of the Dodd-Frank Act.

Transactions between the Bank and either the Corporation or CFS Group, Inc. are governed by sections 23A and 23B of the Federal Reserve Act ("FRA") and the Federal Reserve Board’s implementing Regulation W.  Generally, these provisions are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by placing quantitative and qualitative limitations on covered transactions between a bank and any one affiliate as well as all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.  Sections 22(g) and (h) of the FRA and their implementing Regulation O restrict the amounts and terms of loans to directors, executive officers and principal shareholders.

In 2007, the Federal Reserve Board and SEC issued Regulation R to clarify that traditional banking activities involving some elements of securities brokerage activities, such as most trust and fiduciary activities, may continue to be performed by banks rather than being "pushed" out to affiliates supervised by the SEC.  These rules took effect for the Bank on January 1, 2009.

Under the privacy and data security provisions of the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act ("GLB Act"), and rules promulgated thereunder, all financial institutions, including the Corporation, the Bank and CFS Group, Inc., are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access.  In addition, the Fair Credit Reporting Act ("FCRA"), as amended by the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act"), includes many provisions affecting the Corporation, Bank, and/or CFS Group, Inc., including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions.  For instance, FCRA requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable that those generally available.  The Federal Reserve Board and the Federal Trade Commission ("FTC") have extensive rulemaking authority under the FACT Act, and the Corporation and the Bank are subject to the rules that have been promulgated by the Federal Reserve Board and FTC thereunder, including recent rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate the risk of identity theft through red flags.  The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and FCRA.

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

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Corporation.

The Bank has a responsibility under the Community Reinvestment Act of 1977 ("CRA") to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Regulators assess the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Corporation. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest CRA rating was "Outstanding".

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

Employees

As of December 31, 2010, the Corporation and its subsidiaries employed 317 persons on a full-time equivalent basis.  None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

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

Investment Portfolio

The following table sets forth the carrying amount of available for sale and held to maturity investment securities at the dates indicated (in thousands of dollars):

	December 31,
	2010	2009	2008
Obligations of U.S. Government and U.S Government sponsored enterprises	$102,132	$ 84,621	$ 61,543
Mortgage-backed securities, residential	62,762	93,945	102,933
Obligations of states and political subdivisions	46,480	44,284	24,859
Corporate bonds and notes	11,694	12,185	1,750
Trust preferred securities	2,344	2,261	3,285
Corporate stocks	5,848	5,847	5,324
Total	$231,260	$243,143	$199,694

Included in the above table are $223,545, $230,984 and $191,255 (in thousands of dollars) of securities available for sale at December 31, 2010, 2009 and 2008, respectively.  Also included in the above table are $7,715, $12,160 and $8,439 (in thousands of dollars) of securities held to maturity at December 31, 2010, 2009 and 2008, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2010 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security).  Federal tax equivalent adjustments have not been made in calculating yields on municipal obligations:

	Maturing
	Dollars in thousands
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$35,740	1.58%	$ 61,097	1.39%
Mortgage-backed securities, residential	1,240	3.16%	58,643	4.13%
Obligations of states and political subdivisions	6,570	2.41%	25,582	2.42%
Corporate bonds and notes	513	5.28%	11,181	4.59%
Trust preferred securities	-	-	-	-

Total	$44,063	1.79%	$156,503	2.79%

	Maturing
	Dollars in thousands
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S Government sponsored enterprises	$ 5,295	3.75%	$ -	-
Mortgage-backed securities, residential	477	2.16%	2,402	2.29%
Obligations of states and political subdivisions	14,136	3.38%	192	3.80%
Corporate bonds and notes	-	-	-	-
Trust preferred securities	2,009	9.22%	335	16.10%

Total	$21,917	3.96%	$ 2,929	5.41%

Loan Portfolio

The following table shows the Corporation's loan distribution at the end of each of the last five years, net of deferred origination fees and costs, and unearned income (in thousands of dollars):

	December 31,
	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$114,892	$118,478	$122,761	$129,533	$137,646
Commercial mortgages	133,070	123,669	92,978	72,318	55,358
Residential mortgages	172,727	162,087	156,150	159,087	133,286
Indirect consumer loans	97,787	92,902	99,723	89,609	65,853
Consumer loans	92,573	96,467	91,137	86,572	83,733
Net deferred origination fees and costs, and unearned income	2,635	2,250	2,436	2,403	1,788
Total	$613,684	$595,853	$565,185	$539,522	$477,664

The following table shows the maturity of loans (excluding residential mortgages, indirect consumer, and consumer loans) outstanding as of December 31, 2010.  Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$ 53,703	$ 57,138	$ 137,121	$ 247,962
Loans maturing after one year with:
Fixed interest rates	N/A	$ 34,882	$ 12,368	$ 47,250
Variable interest rates	N/A	22,256	124,753	147,009
Total	N/A	$ 57,138	$ 137,121	$ 194,259

Loan Concentrations

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2010, 10.4% of the Corporation’s loans consist of commercial real estate loans to borrowers in the real estate, rental or leasing sector. The major portion of this sector comprises borrowers that rent, lease or otherwise allow the use of their own assets by others.  No other significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans as of December 31, 2010.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios.  Management's methodology followed in evaluating the allowance for loan losses includes a detailed analysis of historical loss factors for pools of similarly graded loans, as well as specific collateral reviews of relationships graded special mention, substandard or doubtful with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the evaluation of collateral.  In addition, management has formally documented factors considered in determining the appropriate level of unallocated allowance, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends.  From 2007 to 2009, these amounts, which had previously been shown as unallocated, have been included in the allocated portion of the loan categories to which they relate. At December 31, 2010, in addition to the qualitative factors allocated within the allowance, the Corporation maintained $776 thousand of the allowance as unallocated. While we have seen some preliminary improvements in the local economy and while some loans have improved, the recovery is still very fragile and management believes it is prudent to see a period of sustained improvement before completely reflecting this in the allowance. Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

The following table summarizes the Corporation’s allocation of the loan loss allowance for each year in the five-year period ended December 31, 2010:

	Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2010	%	2009	%	2008	%	2007	%	2006	%
Commercial, financial and agricultural	$2,118	18.6	$3,133	19.9	$3,854	21.7	$3,955	24.0	$4,122	28.8
Commercial mortgages	2,575	21.7	3,073	20.7	3,058	16.4	3,113	13.4	2,473	11.6
Residential mortgages	1,302	28.3	1,125	27.3	753	27.7	479	29.6	214	28.0
Consumer loans	2,727	31.4	2,636	32.1	1,441	34.2	906	33.0	574	31.6
	8,722	100.0	9,967	100.0	9,106	100.0	8,453	100.0	7,383	100.0
Unallocated	776	N/A	-	N/A	-	N/A	-	N/A	600	N/A
Total	$9,498	100.0	$9,967	100.0	$9,106	100.0	$8,453	100.0	$7,983	100.0

The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Deposits

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated in the following table (in thousands of dollars):

	Year Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$196,822	-%	$176,305	-%	$156,191	- %
Interest-bearing demand deposits	52,314	0.09%	47,250	0.17%	41,282	0.60%
Savings and insured money market deposits	296,492	0.32%	245,425	0.58%	195,602	1.08%
Time deposits	272,016	1.70%	283,408	2.44%	256,661	3.57%
	$817,644		$752,388		$649,736

Scheduled maturities of time deposits at December 31, 2010 are summarized as follows (in thousands of dollars):

2011	$176,436
2012	57,165
2013	11,284
2014	6,274
2015	2,641
Thereafter	4
$253,804

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2010 are summarized as follows (in thousands of dollars):

3 months or less	$ 21,343
Over 3 through 6 months	12,786
Over 6 through 12 months	21,029
Over 12 months	26,784
$ 81,942

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2010	2009	2008
Return on average assets	1.02%	0.56%	1.00%
Return on average equity	10.64%	6.13%	9.36%
Dividend payout ratio	34.85%	67.30%	42.07%
Average equity to average assets ratio	9.60%	9.19%	10.65%
Year-end equity to year-end assets ratio	10.16%	9.23%	9.90%

Short-Term Borrowings

For each of the three years ended December 31, 2010, 2009 and 2008, respectively, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank ("FHLB") Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is included in notes 8 and 9 to the consolidated financial statements appearing elsewhere in this report.

ITEM 1A.  RISK FACTORS

The Corporation’s business is subject to many risks and uncertainties.  Although the Corporation seeks ways to manage these risks and develop programs to control those that management can, the Corporation ultimately cannot predict the extent to which these risks and uncertainties could affect results.  Actual results may differ materially from management's expectations.  The material risks and uncertainties that management believes affect the Corporation are discussed below.

Economic conditions may adversely affect the Corporation’s financial performance.

As a consequence of the economic slowdown that the United States experienced, business activity across a wide range of industries continues to face serious difficulties due to reduced consumer spending, the weakened financial condition of some borrowers and employment levels.  A continued weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which the Corporation does business could have one or more of the following adverse effects on the Corporation’s business: (i) a decrease in the demand for loans and other products and services; (ii) a decrease in the value of the Corporation’s loans or other assets secured by consumer or commercial real estate; (iii) an impairment of certain of the Corporation’s intangible assets, such as goodwill; and (iv) an increase in the number of borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation.  An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

Commercial real estate and business loans increase the Corporation’s exposure to credit risks.

At December 31, 2010, the Corporation’s portfolio of commercial real estate and business loans totaled $247.8 million or 40.4% of total loans.  The Corporation’s plans are to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans.  The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

Increases to the allowance for loan losses may cause the Corporation’s earnings to decrease.

The Corporation’s customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance.  Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results.  Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the amount of the allowance for credit losses, management relies on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors.  If these assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Corporation’s loan portfolio, resulting in additions to the allowance.  Material additions to the allowance would materially decrease net income.

The Corporation’s emphasis on the origination of commercial loans is one of the more significant factors in evaluating its allowance for credit losses.  As the Corporation continues to increase the amount of these loans, additional or increased provisions for loan losses may be necessary and as a result could result in a decrease in earnings.

Bank regulators periodically review the Corporation’s allowance for loan losses and may require the Corporation to increase its provision for loan losses or loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

Changes in interest rates could adversely affect the Corporation’s results of operations and financial condition.

The Corporation’s results of operations and financial condition are significantly affected by changes in interest rates.  Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense paid on interest-bearing liabilities.  If the Corporation’s interest-earning assets mature or reprice more quickly than its interest-bearing liabilities in a given period as a result of decreasing interest rates, net interest income may decrease.  Likewise, net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.  The Corporation has taken steps to mitigate this risk, such as holding fewer longer-term residential mortgages, as well as investing excess funds in shorter-term investments.

Changes in interest rates also affect the fair value of the Corporation’s interest-earning assets and, in particular, its investment securities available for sale.  Generally, the fair value of investment securities fluctuates inversely with changes in interest rates.  Decreases in the fair value of investment securities available for sale, therefore, could have an adverse effect on our shareholders’ equity or earnings if the decrease in fair value is deemed to be other than temporary.

Changes in interest rates may also affect the average life of loans and mortgage-related securities.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs.  Under these circumstances, the Corporation is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on its existing loans and securities.  Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Strong competition within our industry and market area could limit the Corporation’s growth and profitability.

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

The Corporation’s growth strategy may not prove to be successful and our market value and profitability may suffer.

As part of the Corporation's strategy for continued growth, we may open additional branches.  New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits.  To the extent that additional branches are opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Corporation's levels of net income, return on average equity and return on average assets.

In addition, the Corporation may acquire banks and related businesses that it believes provide a strategic fit with its business, such as the pending acquisition of Fort Orange Financial Corp.  To the extent that the Corporation grows through acquisitions, it cannot provide assurance that such strategic decisions will be accretive to earnings.

The Corporation operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Currently, the Corporation and its subsidiaries are subject to extensive regulation, supervision, and examination by regulatory authorities.  For example, the Corporation is regulated by the Federal Reserve and the Bank is regulated by the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the New York State Banking Department.  Such regulators govern the activities in which the Corporation and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Corporation and its operations.  The Corporation believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations.  Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change.  There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Recent legislative reforms may result in the Corporation’s business becoming subject to significant and extensive additional regulations and/or can adversely affect the Corporation’s results of operations and financial condition.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations.  With that discretion, market litigation, and continued legislative efforts, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Corporation. Among other things, these provisions: (i) abolish the Office of Thrift Supervision and transfer its functions to other federal banking agencies; (ii) relax rules regarding interstate branching; (iii) allow financial institutions to pay interest on business checking accounts; (iv) change the scope of federal deposit insurance coverage; and (v) impose new capital requirements on bank holding companies.

It is difficult to predict at this time with specificity the full range of the impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Corporation. The Dodd-Frank Act substantially increases regulation of the financial services industry and imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

The Corporation is a holding company and depends on its subsidiaries for dividends, distributions and other payments.

The Corporation is a legal entity separate and distinct from the Bank and other subsidiaries.  Its principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.  Federal Reserve regulations affect the ability of the Bank to pay dividends and other distributions and to make loans to the Corporation.  If the Bank is unable to make dividend payments to the Corporation and sufficient capital is not otherwise available, we may not be able to make dividend payments to our common shareholders.

The Corporation holds certain intangible assets that could be classified as impaired in the future.  If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

The Corporation is required to test its goodwill and core deposit intangible assets for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of its common stock, the estimated net present value of its assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets would be reduced by the amount of the impairment.  If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank from paying a dividend to the Corporation.

The Corporation continually encounters technological change and the failure to understand and adapt to these changes could adversely effect our business.

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

The Corporation is subject to security and operational risks relating to its use of technology.

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

Risk factors related to the Corporation’s pending acquisition of Fort Orange Financial Corporation, ("FOFC"), the parent company of Capital Bank & Trust Company ("Capital Bank").

The Corporation may fail to realize the anticipated benefits of the merger.

The success of the merger will depend on, among other things, the Corporation’s ability to realize anticipated cost savings and to combine the businesses of the Bank and Capital Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Capital Bank or result in decreased revenues due to loss of customers.  If the Corporation is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The Merger Agreement may be terminated in accordance with its terms and the merger may not be completed.

While required regulatory approvals have been received, the Merger Agreement remains subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) approval of the Merger Agreement by FOFC shareholders; (ii) approval of the Merger by the Corporation’s shareholders; (iii) absence of court orders prohibiting the completion of the Merger; (iv) the continued accuracy of the representations and warranties by both parties; (v) the performance by both parties of their covenants and agreements; and (vi) the receipt by both parties of legal opinions from their respective tax counsels.

In addition, certain circumstances exist whereby the Corporation or FOFC may choose to terminate the Merger Agreement.  There can be no assurance that the conditions to closing of the merger will be fulfilled or that the merger will be completed.

A lawsuit challenging the merger has been filed against FOFC, the FOFC board of directors and the Corporation, and an adverse judgment in this lawsuit or any future similar lawsuits may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

FOFC, the FOFC board of directors and the Corporation have been named as defendants in a purported class action lawsuit in the Supreme Court of the State of New York, County of Albany, challenging the proposed merger and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms and rescission of the merger to the extent it has been completed. See “Item 3. Legal Proceedings” hereof.

One of the conditions to the closing of the merger is that no order, injunction or decree that enjoins or prohibits the completion of the merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the FOFC or the Corporation defendants from completing the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

The pending acquisition of FOFC may distract our management from their other responsibilities.

The pending acquisition of FOFC could cause our management to focus their time and energies on matters related to the acquisition that otherwise would be directed to our business and operations. Management has considered this possibility and is confident that it has the resources necessary to manage this process effectively. Nonetheless, any such distraction on the part of management, if significant, could affect management's ability to service existing business and develop new business and otherwise adversely affect us following the acquisition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, NY, 22 full-service branch locations in a seven-county area, owned office space adjacent to the Bank's main office in Elmira, NY and eleven off-site automated teller facilities (ATMs), nine of which are located on leased property.  The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district.  The main office consists of approximately 59,342 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 58,597 square feet entirely occupied by the Bank. The combined square footage of the 23 branch banking facilities totals approximately 110,836 square feet.  The office building adjacent to the main office was acquired in 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased.  The leased automated teller facility spaces total approximately 435 square feet. The Bank operates six of its facilities (Bath, Binghamton, Community Corners, Oakdale Mall, Tioga and Vestal Offices) and nine automated teller facilities (four Byrne Dairy Food Stores, Convenient Food Mart, Elmira/Corning Regional Airport, General Revenue Corp., Ithaca College and Quality Beverage) under lease arrangements.  The rest of its offices, including the main office and the adjacent office building, are owned by the Bank.  All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3.  LEGAL PROCEEDINGS

Following the public announcement on October 15, 2010 of the execution of the merger agreement by and between the Corporation and Fort Orange Financial Corp. (“FOFC”), Allan O. Birkett filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of Albany, on March 11, 2011 against the Corporation, FOFC and the directors of FOFC challenging the Corporation’s proposed acquisition of FOFC. The lawsuit purports to be brought on behalf of all public stockholders of FOFC and alleges, among other things, that the directors of FOFC breached their fiduciary duties of care, loyalty, good faith and fair dealing by agreeing to the proposed transaction at an unfair price and through an unfair process. The lawsuit further alleges that FOFC and the Corporation aided and abetted the alleged fiduciary duty breaches. The lawsuit seeks, among other things, an order enjoining the defendants from proceeding with or consummating the transaction, rescission in the event the transaction is consummated, damages and attorney’s fees.

The Corporation, FOFC and the directors of FOFC deny any wrongdoing in connection with the merger and intend to vigorously defend the action.

ITEM 4.  REMOVED AND RESERVED

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

Market Prices During Past Two Years (dollars)

	2010	2009
1st Quarter	$19.65 - $21.40	$15.00 - $22.00
2nd Quarter	$19.90 - $21.55	$17.25 - $23.00
3rd Quarter	$20.15 - $22.00	$18.75 - $21.25
4th Quarter	$20.50 - $24.00	$19.55 - $23.00

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last two years:

Dividends Paid Per Share During Past Two Years

	2010	2009
January	$0.25	$0.25
April	0.25	0.25
July	0.25	0.25
October	0.25	0.25
	$1.00	$1.00

The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval.  Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2010, approximately $5.1 million was available for the declaration of dividends from the Bank to the Corporation.

As of February 28, 2011 there were 534 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/10-10/31/10	-	$ -	-	69,269
11/1/10-11/18/10	-	$ -	-	69,269
11/19/10-11/30/10 (1)	-	$ -	-	69,269
12/1/10-12/31/10	-	$ -	-	69,269
Quarter ended 12/31/10	-	$ -	-	69,269

(1) On November 17, 2010, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009.  The extension authorizes purchases of up to 90,000 shares of the Corporation's outstanding common stock, including those shares purchased during the first year of the plan.  Purchases will be made from time to time on the open-market or in private negotiated transactions and will be at the discretion of management.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $500M - $1B Bank Index for the period of five years commencing December 31, 2005.

Chemung Financial Corporation

[Missing Graphic Reference]

Total Return Performance
Index Value
140
120
100
80
60
40
20
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
Chemung Financial Corporation
NASDAQ Composite
NASDAQ Bank
SNL Bank $500M-$1B

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Chemung Financial Corporation	100.00	106.98	96.76	71.02	77.30	89.23
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2005.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the years ended December 31, 2006, 2007, 2008, 2009 and 2010.  The selected financial data is derived from our audited consolidated financial statements.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2010	2009	2008	2007	2006
Total assets	$958,327	$975,552	$838,318	$788,874	$739,050
Loans, net of deferred fees and costs, and unearned income	613,684	595,853	565,185	539,522	477,664
Investment Securities	231,260	243,143	199,694	169,801	191,696
Federal Home Loan Bank and Federal Reserve Bank stock	3,329	3,281	3,155	5,902	3,605
Deposits	786,359	801,063	656,909	572,600	585,092
Securities sold under agreements to repurchase	44,775	54,263	63,413	31,212	35,024
Federal Home Loan Bank Advances	20,000	20,000	20,000	82,400	27,900
Shareholders' equity	97,409	90,086	83,007	88,115	82,298

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2010	2009	2008	2007	2006
Net interest income	$34,530	$33,155	$30,668	$25,936	$24,546
Provision for loan losses	1,125	2,450	1,450	1,255	125
Net interest income after provision for loan losses	$33,405	30,705	29,218	24,681	24,421
Other operating income:
Trust and investment services income	10,497	8,089	6,834	6,345	4,901
Securities gains, net	451	785	589	10	27
Trust Preferred impairment	(393)	(2,242)	(803)	-	-
Net gains on sales of loans held for sale	242	259	114	98	103
Other income	8,848	8,819	10,404	10,176	9,281
Total other operating income	19,645	15,710	17,138	16,629	14,312
Other operating expenses	37,843	39,321	33,968	30,521	29,523
Income before income tax expense	15,207	7,094	12,388	10,789	9,210
Income tax expense	5,105	1,861	4,034	3,530	2,621
Net income	$10,102	$5,233	$8,354	$7,259	$6,589

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2010	2009	2008	2007	2006	2005	% Change 2009 To 2010	Compounded Annual Growth 5 Years
Net income per share	$ 2.80	$ 1.45	$ 2.32	$ 2.02	$ 1.81	$ 1.79	93.1%	9.4%
Dividends declared	1.00	1.00	1.00	0.97	0.96	0.96	-%	0.8%
Tangible book value	22.90	20.74	18.96	22.50	22.09	21.35	10.4%	1.4%
Market price at 12/31	22.30	21.25	20.40	27.25	32.90	30.25	4.9%	-5.9%
Average shares outstanding (in thousands)	3,607	3,603	3,594	3,595	3,642	3,689	0.1%	-0.4%

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2010	2009	2008	2007	2006
Return on average assets	1.02%	0.56%	1.00%	0.95%	0.91%
Return on average tier I equity (1)	12.83%	6.97%	11.45%	9.53%	8.60%
Dividend yield at year end	4.48%	4.71%	4.90%	3.67%	2.92%
Dividend payout	34.85%	67.30%	42.07%	47.02%	51.94%
Total capital to risk adjusted assets	14.54%	13.22%	13.58%	15.78%	17.11%
Tier I capital to risk adjusted assets	12.92%	11.61%	11.97%	13.84%	15.12%
Tier I leverage ratio	8.72%	7.89%	8.94%	10.14%	10.80%
Loans to deposits	78.04%	74.38%	86.04%	94.22%	81.64%
Allowance for loan losses to total loans	1.55%	1.67%	1.61%	1.57%	1.67%
Allowance for loan losses to non-performing loans	84.40%	72.20%	200.40%	236.58%	221.15%
Non-performing loans to total loans	1.83%	2.32%	0.80%	0.66%	0.76%
Net interest rate spread	3.53%	3.49%	3.46%	2.88%	2.88%
Net interest margin	3.81%	3.89%	4.05%	3.71%	3.69%
Efficiency ratio (2)	68.35%	78.40%	68.11%	70.03%	74.77%

(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.
(2) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income (before loan losses) plus other operating income adjusted for non-taxable gains on stock donations.

UNAUDITED QUARTERLY DATA	Quarter Ended
	2010
(in thousands except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,868	$10,885	$10,640	$10,353
Interest expense	2,356	2,106	1,959	1,795
Net interest income	8,512	8,779	8,681	8,558
Provision for loan losses	375	375	375	-
Net interest income after provision for loan losses	8,137	8,404	8,306	8,558
Total other operating income	3,995	4,665	4,247	6,737
Total other operating expenses	9,246	9,415	8,882	10,299
Income before income tax expense	2,886	3,654	3,671	4,996
Income tax expense	886	1,151	1,120	1,948
Net Income	$ 2,000	$ 2,503	$ 2,551	$ 3,048
Basic and diluted earnings per share	$ 0.55	$ 0.69	$ 0.71	$ 0.84

UNAUDITED QUARTERLY DATA	Quarter Ended
	2009
	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,655	$11,159	$11,379	$11,297
Interest expense	2,963	2,870	2,844	2,658
Net interest income	7,692	8,289	8,535	8,639
Provision for loan losses	425	375	1,275	375
Net interest income after provision for loan losses	7,267	7,914	7,260	8,264
Total other operating income	4,221	3,615	4,109	3,764
Total other operating expenses	8,985	10,757	9,259	10,320
Income before income tax expense	2,503	772	2,110	1,708
Income tax expense	769	77	594	420
Net Income (1)	$ 1,734	$ 695	$ 1,516	$ 1,288
Basic and diluted earnings per share	$ 0.48	$ 0.19	$ 0.42	$ 0.36
(1) The significant decrease in second quarter 2009 net income was due in large part to one-time merger costs associated with the Corporation's acquisition of Canton Bancorp Inc. totaling $1.148 million and a $439 thousand special FDIC insurance assessment.

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

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, including those in connection with the completion of our pending acquisition of Fort Orange Financial Corporation and the integration of its business with ours, competition, changes in law or the regulatory environment, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends.  Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission, including the discussion under the heading "Item 1A. Risk Factors" in this Form 10-K.  These filings are available publicly on the SEC's website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3788. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Description of Business

Chemung Financial Corporation, through its wholly owned subsidiaries, Chemung Canal Trust Company (the "Bank") and CFS Group, Inc., a financial services company, provides a wide range of banking, financing, fiduciary and other financial services within its local market areas.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Critical accounting policies include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  Actual results could be different from these estimates.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the level of the allowance required to cover probable incurred credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  Real estate values in the Corporation’s market area did not increase dramatically in the prior several years, and, as a result, any declines in real estate values have been modest.  While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. In April 2009, the FASB issued accounting guidance which amended existing guidance for determining whether impairment is other-than-temporary for debt securities.  The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes $723 thousand book value of two collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities.  These securities were rated high quality when purchased, but at December 31, 2010 Moody's rated these securities both as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pools, as well as overall default rates based on historical bank debt default rate averages.  For the year ended December 31, 2010, OTTI losses recognized in earnings totaled $393 thousand.  Both of these securities remained classified as available for sale and represented $388 thousand of the unrealized losses reported at December 31, 2010. Both securities continue to accrue interest and payments continue to be made as agreed.

Management also considers the accounting policy relating to the valuation of goodwill and other intangible assets to be a critical accounting policy.  The initial carrying value of goodwill and other intangible assets is determined using estimated fair values developed from various sources and other generally accepted valuation techniques.  Estimates are based upon financial, economic, market and other conditions as they existed as of the date of a particular acquisition.  These estimates of fair value are the results of judgments made by the Corporation based upon estimates that are inherently uncertain and changes in the assumptions upon which the estimates were based may have a significant impact on the resulting estimates.  In addition to the initial determination of the carrying value, on an ongoing basis management must assess whether there is any impairment of goodwill and other intangible assets that would require an adjustment in carrying value and recognition of a loss in the consolidated statement of income.  The Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2010.

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

The Corporation monitors its loan portfolio carefully.  The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the president & CEO, three executive vice presidents, the business client division manager, the retail client division manager, the commercial loan manager, the consumer loan manager, the mortgage loan manager and the credit manager, implements the Board-approved loan policy.

Financial Condition

Consolidated assets at December 31, 2010 totaled $958.3 million, a decrease of $17.2 million or 1.8% from December 31, 2009.  As discussed in greater detail below, this decrease was principally due to a $19.1 million decrease in total cash and cash equivalents, an $11.8 million decrease in investment securities and a $3.5 million decrease in other assets, offset in part primarily by a $17.8 million increase in loans, net of deferred fees and costs and unearned income.

As noted above, total loans, net of deferred fees and costs and unearned income increased $17.8 million or 3.0% during 2010.  This increase was principally due to increases in residential mortgages and commercial loans (including commercial mortgages) totaling $11.0 million and $5.8 million, respectively, as well as a $1.0 million increase in total consumer loans.  The increase in residential mortgages was due to an increase in volume of fourth quarter originations, and reflects the impact of a loan promotion offered during the latter part of the third quarter and early in the fourth quarter offering no closing cost mortgages for terms of up to 15 years on new mortgages or refinancing of existing mortgages with new money of at least $50 thousand.  The increase in commercial loans was also affected by increased demand during the fourth quarter of 2010.  Indirect consumer loans, consisting principally of indirect auto financing, increased $4.8 million, impacted by improvement in the auto industry during 2010.  Other consumer loans decreased $3.8 million, due primarily to a $2.5 million decrease in home equity balances, attributed to the high level of refinancing activity related to historically low residential mortgage rates during much of 2010, as well as an $833 thousand decrease in consumer installment loans.  Additionally, student loans decreased $259 thousand as during the year the Corporation sold the remaining balance of its student loan portfolio.

The available for sale segment of the securities portfolio totaled $223.5 million at December 31, 2010, a decrease of $7.4 million or 3.2% from December 31, 2009. At amortized cost, the available for sale portfolio decreased approximately $9.0 million, with unrealized appreciation related to the available for sale portfolio increasing $1.6 million.  The decrease in the available for sale portfolio was principally due to a $31.5 million decrease in mortgage-backed securities and an $18.2 million decrease in federal agency bonds, as well as decreases in corporate bonds and trust preferred securities totaling $721 thousand and $305 thousand, respectively.  These decreases were offset in part by a $34.9 million increase in U.S. Treasury bonds and a $6.9 million increase in municipal bonds.  The decrease in mortgage-backed securities reflects paydowns received during the year, while the decrease in federal agency bonds was due to maturities and calls during 2010 totaling $98.9 million, partially offset by federal agency bond purchases.  The significant increase in U.S. Treasury bonds was due to purchases totaling $44.6 million, partially offset by the sale of a $9.7 million bond in the second quarter of 2010.  The increase in unrealized appreciation related to the available for sale portfolio was due in large part to the impact of a decrease in mid to long term market rates on the bond portfolio.  The held to maturity portion of the portfolio, consisting of local municipal obligations, decreased approximately $4.4 million to $7.7 million.

As noted above, total cash and cash equivalents decreased $19.1 million since December 31, 2009.  Due principally to a decrease in deposits and an increase in loans, interest bearing deposits at other financial institutions decreased $14.5 million.  Additionally, cash and due from financial institutions was down $4.6 million primarily due to a reduced level of period-end federal transit items, as well as lower branch cash levels.  With total cash and due from banks totaling $60.6 million at December 31, 2010, the Corporation continues to maintain a strong liquidity position, and we continue to evaluate alternative investment of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

A $3.5 million decrease in other assets in 2010 was due in large part to decreases in the Corporation’s prepaid pension asset and prepaid FDIC insurance, each totaling $1.1 million, as well as a $988 thousand decrease in funds held in escrow by a company which had, until the third quarter of 2010, provided outsourcing services for the processing of official checks.  The decrease was additionally impacted by a $575 thousand decrease in net deferred tax assets.

Since December 31, 2009, total deposits have decreased $14.7 million or 1.8% from $801.1 million to $786.4 million, as a $1.7 million increase in non-interest bearing demand deposits was offset by a $16.4 million decrease in interest bearing deposits.  The decrease in interest bearing balances was due to a $28.7 million decrease in total time deposits, as with our excess liquidity position and soft loan demand during much of the year, a strategic decision was made to allow some of these higher priced deposits to run- off.  This decrease was offset in part by a $6.5 million increase in savings account balances, a $4.7 million increase in insured money market (“IMMA”) balances and a $1.1 million increase in NOW accounts.  The increase in savings balances includes a $1.7 million increase in public fund balances, as well as increases in other savings balances totaling $4.8 million, while the increase in IMMA balance includes a $3.7 million increase in public fund balances, with other IMMA balances increasing nearly $1.0 million.  The increase in NOW accounts was principally due to an increase in public fund balances.

A $9.5 million decrease in securities sold under agreements to repurchase was due to the repayment of a $10.0 million advance that matured during the second quarter of 2010.

BALANCE SHEET COMPARISONS
(in millions) Average Balance Sheet	2010	2009	2008	2007	2006	2005	% Change 2009 to 2010	Compounded Annual Growth 5 Years
Total Assets	$988.6	$928.8	$837.5	$767.0	$722.0	$715.3	6.4%	6.7%
Earning Assets (1)	905.5	852.4	757.3	698.6	665.9	661.3	6.2%	6.5%
Loans, net of deferred fees and costs, and unearned income	590.6	586.7	561.6	520.0	449.7	403.4	0.7%	7.9%
Investments (2)	314.9	265.7	195.7	178.6	216.2	257.9	18.5%	4.1%
Deposits	817.6	752.4	649.7	592.6	568.3	530.0	8.7%	9.1%
Wholesale funding (3)	61.1	70.9	78.8	72.2	54.3	87.5	-13.8%	-6.9%
Tier I equity (4)	78.7	75.1	73.0	76.2	76.6	74.6	4.8%	1.1%

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
(4) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss.

BALANCE SHEET COMPARISONS (continued)
(in millions) Ending Balance Sheet	2010	2009	2008	2007	2006	2005	% Change 2009 to 2010	Compounded Annual Growth 5 Years
Total Assets	$958.3	$975.6	$838.3	$788.9	$739.0	$718.0	-1.8%	5.9%
Earning Assets(1)	892.8	893.5	764.6	707.5	668.5	666.1	-0.1%	6.0%
Loans, net of deferred fees and costs, and unearned income	613.7	595.9	565.2	539.5	477.7	418.7	3.0%	7.9%
Allowance for loan losses	9.5	10.0	9.1	8.5	8.0	9.8	-4.7%	-0.58%
Investments (2)	278.7	305.0	205.3	176.0	190.8	247.3	-8.6%	2.4%
Deposits	786.4	801.1	656.9	572.6	585.1	524.9	-1.8%	8.4%
Wholesale funding(3)	57.5	67.5	77.5	104.9	55.4	94.8	-14.8%	-9.5%

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

Securities

The Board-approved Funds Management Policy includes an investment portfolio policy which requires that, except for local municipal obligations that are sometimes not rated or carry ratings above "Baa" but below "A" by Moody's or Standard & Poor’s, debt securities purchased for the bond portfolio must carry a minimum rating of "A".

As of December 31, 2010, approximately $1.9 million of single issue trust preferred securities at amortized cost and $723 thousand of collateralized debt obligations consisting of pools of trust preferred securities at amortized cost, had credit ratings below "A".  The two single issue trust preferred securities had a rating of "BBB-" by Standard & Poor’s and "Baa2" by Moody’s, while the trust preferred pools had a rating of "Caa3" by Moody's.

Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are generally classified as Held to Maturity. The Available for Sale portfolio at December 31, 2010 totaled $223.5 million compared to $231.0 million a year earlier.  At year-end 2010, the total net unrealized appreciation in the securities available for sale portfolio was $9.2 million, compared to $7.6 million a year ago.  The components of this change are set forth below.

	2010			2009
(in thousands) Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$101,427	$102,132	$705	$84,669	$84,621	$(48)
Mortgage-backed securities, residential	60,379	62,762	2,383	91,894	93,945	2,051
Obligations of states and political subdivisions	38,144	38,765	621	31,280	32,125	845
Corporate bonds and notes	11,019	11,694	675	11,740	12,185	445
Trust preferred securities	2,598	2,344	(254)	2,983	2,261	(722)
Corporate stocks	745	5,848	5,103	826	5,847	5,021
Totals	$214,312	$223,545	$9,233	$223,392	$230,984	$7,592

Non-marketable equity securities carried by the Corporation at December 31, 2010 include 15,650 shares of Federal Reserve Bank stock, 23,596 shares of the Federal Home Loan Bank of New York stock and 1,868 shares of the Federal Home Loan Bank of Pittsburgh stock. They are carried at their cost of $782 thousand, $2.360 million and $187 thousand, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-Performing Loans

Non-performing loans at December 31, 2010 totaled $11.254 million compared to $13.804 million at year-end 2009, a decrease of $2.550 million. This decrease was principally due to a $6.720 million decrease in accruing troubled debt restructurings ("TDR's"), as well as a $506 thousand decrease in accruing loans 90 days or more past due, partially offset by a $4.676 million increase in non-accrual loans.  Both the decrease in accruing TDR's and the increase in non-accrual loans were principally due to the fact that commercial loans to one borrower totaling $6.310 million that had been accruing TDR's at December 31, 2009 were placed in non-accrual status during the second quarter of this year.  During the third quarter, $970 thousand of loans to this borrower, for which the Corporation had previously established a specific allocation in the allowance for loan losses, were charged off.  Additionally, during 2010, $148 thousand in principal payments were applied to these loans.  Loans to this borrower carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporation's remaining exposure on these loans to $345 thousand.  With the exception of these loans, other accruing TDR's decreased $410 thousand, with other commercial loan and residential mortgage TDR's down $108 thousand and $302 thousand, respectively.  The only concessions made on commercial loan TDR's involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and/or payment reductions. Despite the fact that the above mentioned USDA guaranteed loan was placed in non-accrual status during the second quarter of 2010, our past experience in working with borrowers in restructuring troubled debt has been favorable.  TDR's are evaluated for impairment based upon the present value of expected future cash flows, with any changes recorded through the provision for loan losses.  It is generally the Corporation's policy that TDR's that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDR's in years subsequent to the year in which the loan was first reported as TDR.

As noted above, non-accrual loans increased $4.676 million, due principally to a $3.990 million increase in non-accrual commercial loans, as well as increases in non-accruing consumer and residential mortgage loans totaling $360 thousand and $326 thousand, respectively.  Excluding the aforementioned USDA guaranteed loans that were placed in non-accrual status during the second quarter of 2010, all other non-accrual commercial loans were down $1.202 million due principally to upgrades to accrual status and other principal reductions received during the year.  It is the Corporation's policy that loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Accruing loans 90 days or more past due decreased $506 thousand due principally to lower consumer and residential mortgage delinquencies in this category totaling $288 thousand and $218 thousand, respectively.  During 2009, it was the Corporation's policy that commercial loans 90 days past due, and consumer loans and residential mortgages 120 days past due, be placed in non-accrual status unless factors existed that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  This policy was amended during the first quarter of 2010 such that consumer loans and mortgages would be placed in non-accrual status at 90 days past due as opposed to the prior policy of 120 days, which was the major factor contributing to the decrease in accruing mortgages and consumer loans 90 days or more past due, as well as the above noted increase in non-accrual loans in these categories.

At December 31, 2010, OREO totaled $741 thousand compared to $649 thousand at December 31, 2009, an increase of $92 thousand, as during 2010 five properties totaling $554 thousand were placed in OREO, five properties totaling $293 thousand were sold, and four properties were written-down by $169 thousand following receipt of updated appraisals.  At December 31, 2010, OREO properties consist of four residential properties totaling $429 thousand, two commercial properties totaling $94 thousand and undeveloped land totaling $218 thousand.

Impaired Loans

Impaired loans, excluding residential real estate loans determined to be troubled debt restructurings, at December 31, 2010 totaled $7.665 million compared to $10.093 million at December 31, 2009.  The decrease of $2.428 million was principally due to the above discussed decrease in commercial loan troubled debt restructurings of $6.418 million, which was partially offset by the $3.990 million increase in non-accruing commercial loans. Included in the impaired loan total are loans totaling $892 thousand for which impairment allowances of $240 thousand have been specifically allocated to the allowance for loan losses.  As of December 31, 2009, the impaired loan total included $3.358 million for which specific impairment allowances of $845 thousand were allocated to the allowance for loan losses.  The decrease in both the loans for which impairment allowances have been specifically allocated to the allowance for loan losses and the amount of specific allocations were largely related to the above discussed USDA guaranteed loans.  The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired.  Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  If market conditions warrant, future appraisals are obtained.  Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest.  The appraisals are performed by independent third parties and reflect the properties market value "as is".  In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. In situations where partial charge-offs have been recognized, any balance remaining continues to be reflected as non-performing until the loan has been paid in full.  In the case of impaired loans secured by assets other than real estate (i.e. business assets), a collateral valuation is performed using data from the client's most recently received financial statements, and applying discount rates based upon the type of collateral.

Non-Performing Assets

The following table summarizes the Corporation's non-performing assets (in thousands of dollars):

December 31,	2010	2009	2008	2007	2006
Non-accrual loans	$ 10,586	$ 5,910	$ 2,822	$ 2,225	$ 2,860
Troubled debt restructurings	657	7,377	746	830	329
Accruing loans past due 90 days or more	11	517	976	518	421
Total non-performing loans	$ 11,254	$ 13,804	$ 4,544	$ 3,573	$ 3,610
Other real estate owned	741	649	324	-	1,819
Total non-performing assets	$ 11,995	$ 14,453	$ 4,868	$ 3,573	$ 5,429

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):

	2010	2009	2008
Interest income that would have been recorded under original terms	$ 957	$ 932	$ 256
Interest income recorded during the period	$ 298	$ 596	$ 85

In addition to non-performing loans, as of December 31, 2010, the Corporation has identified commercial relationships totaling $7.2 million as potential problem loans, as compared to $14.9 million at December 31, 2009.  This decrease of $7.7 million resulted principally from upgrades of two relationships totaling $7.1 million following the receipt of financial information indicating improved operating results and financial condition of the borrowers, as well as the payoff of $853 thousand in loans to a borrower which had previously been identified as potential problem loans.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in the disclosure of such loans as non-performing at some time in the future. At the Corporation, potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, be restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at December 31, 2010 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions.  While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay.  Based upon an analysis of these factors, including the aforementioned decreases in non-performing and potential problem loans and the reduction in specific allocations related to impaired loans, the Corporation’s provision for loan losses decreased $1.325 million from $2.450 million in 2009 to $1.125 million in 2010.

Net charge-offs totaling $1.594 million during 2010 were basically unchanged from the $1.589 million in net charge-offs in 2009, as increases in commercial loan, residential mortgages and home equity loan net charge-offs totaling $553 thousand, $53 thousand and $22 thousand, respectively, were partially offset by a $623 thousand decrease in net consumer loan charge-offs.  An $899 thousand increase in total commercial loan charge-offs was principally due to charge-offs during the third and fourth quarters of 2010 relating to four borrowers totaling $1.211 million. This amount had previously been specifically allocated against these loans.  This increase was partially offset by a $346 thousand increase in recoveries of previously charged-off commercial loans.  At December 31, 2010, the Corporation's allowance for loan losses totaled $9.498 million, resulting in a coverage ratio of allowance to non-performing loans of 84.4%. As noted above, included in non-performing loans at December 31, 2010 were loans which carried USDA guarantees totaling $4.847 million.  Also included in the non-performing loan totals are other loans with remaining balances totaling $577 thousand on which the Corporation has previously recognized partial charge-offs in the amount of $772 thousand.  Excluding the USDA guaranteed amount and other loans for which partial charge-offs have already been recognized from the non-performing total, the coverage ratio of allowance to non-performing loans was 162.9%. The allowance for loan losses to total loans was 1.55% at December 31, 2010, and represents an amount that management believes will be adequate to absorb probable incurred loan losses on existing loans.

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios.  Management's methodology followed in evaluating the allowance for loan losses includes a detailed analysis of historical loss factors for pools of similarly graded loans, as well as specific collateral reviews of relationships graded special mention, substandard or doubtful with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the evaluation of collateral.  In addition, management has formally documented factors considered in determining the appropriate level of unallocated allowance, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends.  These amounts have been included in the allocated portion of the loan categories to which they relate.

At December 31, 2010, in addition to the qualitative factors allocated within the allowance, the corporation maintained $776 thousand of the allowance as unallocated.  While some preliminary improvements have been seen in the local economy and while some loans have improved, the recovery is still very fragile and management believes it is prudent to see a period of sustained improvement before completely reflecting this in the allowance.  Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2010 (in thousands of dollars, except ratio data):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of year	$ 9,967	$ 9,106	$ 8,453	$ 7,983	$ 9,778
Charge-offs:
Commercial, financial and agricultural	1,288	389	306	793	1,659
Real estate mortgages	83	30	15	13	4
Consumer loans	795	1,400	1,018	482	482
Home equity	45	23	33	-	-
Total	2,211	1,842	1,372	1,288	2,145
Recoveries:
Commercial, financial and agricultural	429	83	437	331	38
Real estate mortgages	-	-	-	-	-
Consumer loans	188	170	138	172	187
Total	617	253	575	503	225
Net charge-offs	1,594	1,589	797	785	1,920
Provision charged to operations	1,125	2,450	1,450	1,255	125
Allowance for loan losses at end of year	$ 9,498	$ 9,967	$ 9,106	$ 8,453	$ 7,983
Ratio of net charge-offs during year to average loans outstanding (1)	.27%	.27%	.14%	.15%	.43%
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $64.4 million and $65.3 million at December 31, 2010 and December 31, 2009, respectively.

During 2010, cash and cash equivalents decreased $19.1 million compared to an increase of $56.1 million during 2009.  In addition to cash provided by operating activities, other major sources of cash during 2010 included proceeds from sales, maturities and principal reductions on securities totaling $154.7 million and proceeds from the sale of OREO in the amount of $318 thousand.  Proceeds from the above were used principally to fund purchases of securities totaling $141.7 million, a $20.1 million increase in loans, a $14.7 million decrease in deposits, a $9.5 million reduction in securities sold under agreements to repurchase, the payment of cash dividends totaling $3.5 million and purchases of fixed assets and treasury stock totaling $2.1 million and $426 thousand, respectively.

During 2009, cash and cash equivalents increased $56.1 million compared to a decrease of $5.7 million during 2008.  In addition to cash provided by operating activities, other major sources of cash during 2009 included proceeds from sales, maturities and principal reductions on securities totaling $135.2 million, a $71.3 million increase in deposits and a $25.0 million decrease in loans.  Proceeds from the above were used principally to fund purchases of securities totaling $173.1 million, a $9.1 million reduction in securities sold under agreements to repurchase and $7.7 million to purchase Canton Bancorp, Inc. In this transaction, the Corporation acquired approximately $58.8 million of loans, $10.5 million in cash and cash equivalents, $5.5 million of securities and other assets totaling approximately $6.2 million, and assumed deposits and other liabilities totaling $73.4 million and $553 thousand, respectively.  Other significant uses of cash during 2009 included the payment of cash dividends in the amount of $3.5 million and purchases of fixed assets totaling $1.8 million.

As of December 31, 2010, the Bank’s leverage ratio was 8.30%.  The Tier I and Total Risk Adjusted Capital ratios were 12.31% and 13.93%, respectively.  All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.  Cash dividends declared during 2010 totaled $3.521 million or $1.00 per share compared to $3.522 million or $1.00 per share in 2009 and $3.515 million or $1.00 per share in 2008.  Dividends declared during 2010 amounted to 34.9% of net income compared to 67.3% and 42.1% of 2009 and 2008 net income, respectively.  It is management's objective to continue generating sufficient capital internally, while continuing to pay adequate dividends to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position.  On November 17, 2010, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009.  The extension authorizes the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first year of the plan.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management. Through December 31, 2010, a total of 20,731 shares had been purchased under this program. During 2010, the Corporation purchased 20,260 shares at a total cost of $426 thousand or an average price of $21.01 per share.  Additionally, during 2010, 50,161 shares were re-issued from treasury to fund the stock component of directors’ 2009 compensation, distributions under the Corporation’s directors’ deferred stock plan, a stock grant to an executive officer, restricted stock grants to senior officers and funding for the Corporation’s profit sharing, savings and investment plan. During 2009, the Corporation purchased 7,778 shares at a total cost of $156 thousand or an average price of $20.08 per share, while in 2008, 37,124 treasury shares were purchased at a total cost of $930 thousand or an average price of $25.06 per share.

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

As of December 31, 2010, the Corporation has off-balance sheet arrangements as follows (in thousands of dollars):

		Commitment Maturity by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$ 15,960	$ 8,368	$ 4,797	$ -	$ 2,795
Unused portions of lines of credit (1)	84,810	84,810	-	-	-
Commitments to fund new loans	17,826	17,826	-	-	-
Total	$118,596	$111,004	$ 4,797	$ -	$ 2,795
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $32,419,662, $14,386,489 and $3,301,110, respectively, at December 31, 2010.

Contractual Obligations

As of December 31, 2010, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Time Deposits (Note 7)	$253,804	$176,436	$ 68,449	$ 8,915	$ 4
Federal Home Loan Bank advances (Note 9)	20,000	-	10,000	-	10,000
Securities sold under agreements to repurchase (Note 8)	44,775	19,775	5,000	-	20,000
Operating leases	5,361	574	1,119	1,090	2,578
Other	2,090	522	721	761	86
Total (1)	$326,030	$197,307	$ 85,289	$ 10,766	$ 32,668

(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans.  Please refer to Part IV Item 15 Note 11 for information regarding these obligations at December 31, 2010.

Results of Operations 2010 vs. 2009

Net income in 2010 totaled $10.102 million, an increase of $4.869 million compared to 2009 net income of $5.233 million.  Earnings per share increased 93.1% from $1.45 per share to $2.80 per share.  This increase, relative to 2009 results, was due in part to direct transaction costs incurred in 2009 totaling $1.448 million related to the Corporation’s May 2009 acquisition of Canton Bancorp, Inc. ("Canton"), as well as an FDIC insurance special assessment in the second quarter of 2009 totaling $439 thousand.  However, as discussed below, the earnings increase in 2010 was driven primarily by higher net interest income and non-interest income, as well as a decrease in the provision for loan loss expense, partially offset by higher operating expenses (excluding the above mentioned direct transaction costs and FDIC special assessment) and higher income taxes.

Net interest income increased $1.375 million or 4.1% from $33.155 million in 2009 to $34.530 million, while the net interest margin decreased 8 basis points to 3.81%.  The improvement in net interest income resulted from an increase in average earning assets and a 54 basis point decrease in the average cost of interest-bearing liabilities, offset in part by a 50 basis point decrease in the average yield on earning assets.  A $53.1 million or 6.2% increase in average earning assets in 2010 was principally due to a $34.8 million increase in average securities, as well as increases in average fed funds sold and interest-bearing deposits at other financial institutions and average loans totaling $14.5 million and $3.8 million, respectively.  The increase in average loans reflects a $14.0 million increase in average loans associated with the Canton acquisition, as during 2010 the Corporation benefited from having these balances for the entire year.  While on average, earning assets increased 6.2%, total interest and dividend income was down $1.744 million or 3.9%, as the average yield on earning assets decreased 50 basis points to 4.72%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $54.5 million or 6.6% as a $65.2 million increase in average deposits was partially offset by a $10.7 million decrease in average other borrowed funds. Approximately $29.9 million of the increase in average deposits was related to the Canton acquisition.  In total, average non-interest bearing demand deposits increased $20.5 million, while average interest bearing deposits increased $44.7 million.  The increase in average interest bearing deposits was reflected primarily in higher average insured money market and savings deposits of $39.5 million and $11.6 million, respectively. Additionally, average NOW account balances increased $5.1 million.  These increases were partially offset by an $11.4 million decrease in average time deposits.  The decrease in average other borrowings was due to a $10.7 million decrease in average securities sold under agreements to repurchase.  While average interest bearing liabilities increased $34.0 million or 5.2%, interest expense decreased $3.119 million or 27.5%, as the average cost of interest-bearing liabilities decreased 54 basis points from 1.73% to 1.19%.

The 2010 provision for loan losses of $1.125 million was $1.325 million lower than the 2009 provision.  As discussed under the Asset Quality section of this report, this decrease was principally due to decreases in non-performing and potential problem loans, as well as a decrease in specific allocations for impaired loans, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, the current economic environment and loan growth.

Non-interest income increased $3.935 million or 25.0% to $19.645 million.  This increase was significantly impacted by a $2.408 million increase in Trust and Investment Center fee income and a $1.849 million decrease in other-than-temporary impairment ("OTTI") charges on two CDO’s consisting of pools of trust preferred securities issued by other financial institutions.  The increase in Trust and Investment Center fee income was largely due to an earlier than anticipated closing of an unusually large estate during the fourth quarter of 2010 which resulted in the recognition of additional fee income in the fourth quarter totaling $1.882 million.  In 2010 and 2009, fee income related to this estate totaled $3.982 million and $2.100 million, respectively.  OTTI charges were down from $2.242 million in 2009 to $393 thousand in 2010, principally due to a reduced level of deterioration in credit quality of the underlying issuers during the period.  We continue to receive all contractual payments on these securities.  Excluding the increase in Trust and Investment Center fee income and the reduction in OTTI charges, all other non-interest income was down approximately $322 thousand primarily due to a $711 thousand decrease in service charges attributed to lower net overdraft fee income, a $334 thousand decrease in gains recognized on the sale of securities and a $170 thousand reduction in cash management fee income.  These decreases were partially offset by a $415 thousand increase in check card interchange fee income, a $250 thousand increase in revenue from the Corporation’s equity investment in Cephas Capital Partners, LP, a small business investment company limited partnership, and a $220 thousand increase in revenue of CFS Group, Inc.

Operating expenses decreased $1.479 million or 3.8% to $37.843 million in 2010.  As noted above, this decrease reflects direct transaction costs incurred in the 2009 Canton acquisition and the 2009 FDIC special assessment totaling $1.448 million and $439 thousand, respectively.  All other operating expenses in 2010 increased $408 thousand or 1.1% due principally to a $541 thousand increase in salaries (excluding 2009 direct transaction costs of $253 thousand), a $467 thousand increase in professional services fees (excluding 2009 direct transaction costs of $159 thousand), a $361 thousand increase in data processing costs (excluding 2009 direct transaction costs of $1.027 million) and increases in marketing and advertising and other real estate owned ("OREO") expenses totaling $217 thousand and $185 thousand, respectively.  The increase in salaries reflects merit increases over the past year as well as additions to staff associated with the May 2009 Canton acquisition, while the increase in professional services fees was largely due to legal and investment banking fees related to the Corporation’s pending acquisition of Fort Orange Financial Corp.  Higher data processing costs reflect increases in check card and Trust and Investment Center processing costs.  The increase in marketing and advertising was impacted by increases in print, television and billboard adverting, while the increase in OREO expense was due in large part to write-downs of four properties during 2010 following the receipt of updated appraisals.  These increases were offset to some extent primarily by a $1.230 million decrease in pension and other employee benefit costs as pension and health insurance expenses decreased $1.017 million and $292 thousand, respectively.  The reduction in pension cost was principally due to an increase in plan asset values during 2009 resulting from much improved equity markets during that year, which also resulted in a decrease in the amortization of net unrecognized losses on plan assets, while the decrease in health insurance reflects a reduced level of claims under the Corporation’s self-insured health plan.  Other factors include a $202 thousand decrease in amortization of intangible assets and a $100 thousand reduction in stationery and supplies expense.

The $3.245 million increase in income tax expense was due primarily to an $8.114 million increase in pre-tax income, while the increase in the effective tax rate from 26.2% to 33.6% reflects a decrease in the relative percentage of tax-exempt income to pre-tax income.

Results of Operations 2009 vs. 2008

Net income in 2009 totaled $5.233 million, a decrease of $3.121 million compared to 2008 net income of $8.354 million.  Earnings per share were down 37.5% from $2.32 per share to $1.45 per share.  This decrease was impacted by the following items; direct acquisition costs associated with the Canton acquisition totaling $1.448 million, a $1.439 million increase in other-than-temporary impairment ("OTTI") charges on trust preferred securities pools carried in the Corporation’s investment portfolio, a $2.323 million increase in pension expense, a $1.402 million increase in FDIC insurance (including a second quarter 2009 special assessment of $439 thousand) and a $1.0 million increase in the provision for loan losses.  The after-tax impact on net income of these items totaled approximately $4.667 million or $1.30 per share.

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

Total average funding liabilities, including non-interest bearing demand deposits, increased $94.6 million or 12.8% as a $102.7 million increase in average deposits was partially offset by an $8.1 million decrease in average other borrowed funds.  Approximately $43.5 million of the increase in average deposits was related to the Canton acquisition.  In total, average non-interest bearing deposits increased $20.1 million, while average interest-bearing deposits increased $82.6 million.  The increase in average interest-bearing deposits was reflected primarily in higher average insured money market and time deposits of $34.1 million and $26.7 million, respectively.  Additionally, average savings and NOW account balances increased $15.7 million and $6.0 million, respectively.  The decrease in average other borrowings was due to a $13.6 million decrease in average short term borrowings under the Corporation’s line of credit with the FHLB, somewhat offset by a $5.5 million increase in average securities sold under agreements to repurchase.  While average interest-bearing liabilities increased $74.5 million or 12.8%, interest expense decreased $3.435 million or 23.3%, as the average cost of interest-bearing liabilities decreased 81 basis points from 2.54% to 1.73%.

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

Non-interest income during 2009 decreased $1.429 million or 8.3% from $17.138 million to $15.709 million.  This decrease was significantly impacted by the above mentioned increase in OTTI charges totaling $1.439 million as well as decreases in  credit card merchant earnings and a gain on the sale of merchant discount services totaling $1.305 million and $467 thousand, respectively, resulting from the sale of the credit card merchant processing business during the fourth quarter of 2008.  While revenue from credit card merchant earnings was down $1.305 million, processing costs related to this business decreased $1.296 million during 2009.  The OTTI charges were related to two CDO’s consisting of pools of trust preferred securities issued by other financial institutions. While we continue to receive all contractual payments on these investments, the increase in OTTI charges reflects deterioration in the credit quality of these securities based upon cash flow evaluations that take into account several factors, including higher deferrals and defaults by the issuers of the underlying securities, downgrades by rating agencies and the continued weakness in the U.S. economy, and the financial services sector in particular.  Excluding the increase in OTTI charges and the reduction in revenue related to the 2008 sale of the credit card merchant processing business, all other sources of non-interest income increased $1.782 million or 11.1%.  This increase was due in large part to a $1.255 million increase in Trust and Investment Center fee income due primarily to higher estate fee accruals resulting from a large new estate acquired during the fourth quarter of 2008, as well as improvement in the equities markets during 2009.  Other significant increases during 2009 included a $410 thousand increase in check card interchange fee income, a $216 thousand increase in service charges and increases in gains on the sale of mortgages and securities totaling $144 thousand and $195 thousand, respectively.  These increases were somewhat offset primarily by a $248 thousand decrease in revenue from the Corporation’s equity investment in Cephas Capital Partners, LP, a small business investment company limited partnership, and a $133 thousand decrease in cash management fee income.

Operating expenses during 2009 increased $5.353 million or 15.8% from $33.968 million to $39.321 million.  As noted above, this increase was significantly affected by a $2.323 million increase in the cost of the Corporation's defined benefit pension plan, as well as direct acquisition related costs totaling $1.448 million and a $1.402 million increase in FDIC insurance assessments.  The increase in the pension cost was principally the result of a decrease in plan asset values during 2008 resulting from the decline in equity markets during the later half of that year.  Direct acquisition costs were primarily related to early termination of Canton data processing contracts, legal and consulting fees and compensation expenses, while the increase in FDIC insurance assessments includes a $439 thousand special assessment during the second quarter of 2009 as well as higher regular quarterly assessments required to fund the Deposit Insurance Fund of the FDIC as the result of an increase in bank failures.  Excluding the above mentioned items, all other operating expenses increased $180 thousand or 0.5% due principally to a $1.405 million increase in salaries, a $252 thousand increase in health insurance expense and a $239 thousand increase in net occupancy costs.  The increase in salaries was principally due to merit increases over the past year, as well as additions to staff resulting from the Manufacturers and Traders Trust Company ("M&T") branch acquisitions in March of 2008 and the Canton acquisition in May of 2009, while the increase in net occupancy costs was also primarily related to those acquisitions.  These increases were offset to a large extent by the aforementioned $1.296 million decrease in processing costs related to the sale of the credit card merchant processing business during the fourth quarter of 2008, as well as a $382 thousand decrease in amortization of intangible assets.  The decrease in amortization expense was due in large part to higher amortization expense during 2008 related to a portion of the intangible asset associated with the Corporation's purchase of the trust relationships from Partners Trust Bank in May of 2007 due to the expected short life of one large account that later closed during the first quarter of 2008.  Additionally, the core deposit intangible related to the Corporation’s purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized during the second quarter of 2009.

The $2.174 million decrease in income tax expense was principally due to a $5.295 million decrease in pre-tax income, while the decrease in the effective tax rate from 32.6% to 26.2% resulted primarily from an increase in the relative percentage of tax exempt income to pre-tax income.

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2010	2009	2008	2007	2006	2005	% Change 2009 to 2010	Compounded Annual Growth 5 Years
Net interest income	$34,530	$33,155	$30,668	$25,936	$24,546	$24,737	4.1%	6.9%
Provision for loan losses	1,125	2,450	1,450	1,255	125	1,300	-54.1%	-2.9%
Net interest income after provision for loan losses	33,405	30,705	29,218	24,681	24,421	23,437	8.8%	7.3%
Other operating income:
Trust and investment services income	10,497	8,089	6,834	6,345	4,901	5,095	29.8%	15.6%
Securities gains (losses), net	451	785	589	10	27	6	-42.5%	137.2%
Impairment charge on investment securities	(393)	(2,242)	(803)	-	-	-	-82.5%	-
Net gains on sales of loans held for sale	242	259	114	98	103	107	-6.6%	17.7%
Other income	8,848	8,819	10,404	10,176	9,281	7,806	0.3%	2.5%
Total other operating income	19,645	15,710	17,138	16,629	14,312	13,014	25.0%	8.6%
Other operating expenses	37,843	39,321	33,968	30,521	29,523	27,315	-3.8%	6.7%
Income before income tax expense	15,207	7,094	12,388	10,789	9,210	9,136	114.4%	10.7%
Income tax expense	5,105	1,861	4,034	3,530	2,621	2,546	174.3%	14.9%
Net income	$10,102	$5,233	$8,354	$7,259	$6,589	$6,590	93.04%	8.9%

AVERAGE BALANCES AND YIELDS
For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential Year Ended December 31,

	2010			2009			2008
Assets (Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$590,558	$35,064	5.94%	$586,744	$36,094	6.15%	$561,618	$36,662	6.53%
Taxable securities	206,232	6,328	3.07%	176,255	7,136	4.05%	169,413	7,886	4.66%
Tax-exempt securities	42,274	1,188	2.81%	37,472	1,132	3.02%	22,055	804	3.65%
Federal funds sold	-	-	-	483	1	0.25%	2,898	68	2.34%
Interest-bearing deposits	66,412	166	0.25%	51,462	127	0.25%	1,322	18	1.38%
Total earning assets	905,476	42,746	4.72%	852,416	44,490	5.22%	757,306	45,438	6.00%
Non-earning assets:
Cash and due from banks	21,475			21,855			24,041
Premises and equipment, net	24,335			25,202			23,651
Other assets	37,250			32,915			36,191
Allowance for loan losses	(10,130)			(9,489)			(8,636)
AFS adjustment to fair value	10,178			5,875			4,953
Total	$988,584			$928,774			$837,506
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now deposits	$52,314	49	0.09%	$47,250	79	0.17%	$41,282	$246	0.60%
Savings and insured money market deposits	296,492	960	0.32%	245,425	1,423	0.58%	195,602	2,115	1.08%
Time deposits	272,016	4,616	1.70%	283,408	6,927	2.44%	256,661	9,169	3.57%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	68,442	2,591	3.79%	79,166	2,906	3.67%	87,225	3,240	3.71%
Total interest-bearing liabilities	689,264	8,216	1.19%	655,249	11,335	1.73%	580,770	14,770	2.54%
Non-interest-bearing liabilities:
Demand deposits	196,822			176,305			156,191
Other liabilities	7,556			11,820			11,323
Total liabilities	$893,642			843,374			748,284
Shareholders' equity	94,942			85,400			89,222
Total	$988,584			$928,774			$837,506
Net interest income		$34,530			$33,155			$30,668
Net interest rate spread			3.53%			3.49%			3.46%
Net interest margin			3.81%			3.89%			4.05%

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

	2010 vs. 2009			2009 vs. 2008
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate

Loans	$(1,030)	$234	$(1,264)	$(568)	$1,598	$(2,166)
Taxable investment securities	(808)	1,093	(1,901)	(750)	309	(1,059)
Tax-exempt investment securities	56	138	(82)	328	485	(157)
Federal funds sold	(1)	(1)	-	(67)	(33)	(34)
Interest-bearing deposits	39	37	2	109	136	(27)
Total interest income	$(1,744)	$2,665	$(4,409)	$(948)	$5,342	$(6,290)

Interest expense (in thousands)
Interest-bearing demand deposits	$(30)	$7	$(37)	$(167)	$31	$(198)
Savings and insured money market deposits	(463)	255	(718)	(692)	450	(1,142)
Time deposits	(2,311)	(268)	(2,043)	(2,242)	881	(3,123)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(315)	(404)	89	(334)	(296)	(38)
Total interest expense	(3,119)	562	(3,681)	$(3,435)	$1,721	$(5,156)
Net interest income	$1,375	$2,103	$(728)	$2,487	$3,621	$(1,134)

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk.  The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas.  These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis.  The ALCO is made up of the president & chief executive officer, two executive vice presidents, the chief financial officer, the asset liability management officer, the senior marketing officer, and others representing key functions.

The ALCO is also responsible for supervising the preparation and annual revisions of the financial segments of the annual budget, which is built upon the committee's economic and interest-rate assumptions.  It is the responsibility of the ALCO to modify prudently the Corporation's asset/liability policies.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At December 31, 2010, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.33% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 2.16%. Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.81% and 3.57%, respectively.  Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2010, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 9.53% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.80%.  Both are within the established tolerance limit of 15%.  Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 5.27% and 7.33% respectively.

Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2010.

ADOPTION OF NEW ACCOUNTING STANDARDS

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

In July 2010, the FASB issued an Accounting Standards Update ("ASU"), "Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses".  The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users' evaluation of the nature of credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable.  The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of this ASU was disclosure related only and had no impact on the results of operations.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-1 through F-51.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                      CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2010.  Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2010.

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

As of December 31, 2010 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2010 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2010 consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Corporation's internal controls over financial reporting.

/s/ Ronald M. Bentley
Ronald M. Bentley
President and Chief Executive Officer
March 16, 2011

/s/ John R. Battersby
John R. Battersby, Jr.
Treasurer and Chief Financial Officer
March 16, 2011

Item 9B.                      OTHER INFORMATION

On January 19, 2011, Chemung Canal Trust Company entered into Change of Control Agreements with Richard G. Carr and Louis C. DiFabio, each an executive vice president of the Bank. The Change of Control Agreements are similar to the Change in Control Agreements in place with other executive officers of the Company. Under the Change of Control Agreements, each executive is eligible to receive payments and other benefits, subject to certain conditions, if his employment is terminated without Cause (as defined in the agreements) within the twelve month period immediately following a change in control or if he resigns for any reason within such period. The Change of Control Agreements provide for payments of two times the highest annual compensation (including only salary and bonuses) paid to the executive for any of two calendar years immediately preceding the year in which the executive’s employment is terminated or he resigns. Payments will be made in equal monthly installments for the twenty-four months immediately following the effective date of termination or resignation.

The foregoing summary is qualified in its entirety by reference to the Change of Control Agreements entered into with Messrs. Carr and DiFabio, copies of which are filed with this Annual Report on Form 10-K as Exhibits 10.11 and 10.12, respectively.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of the executive officers of the Corporation and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Position (served since)
Ronald M. Bentley	58
President and Chief Executive Officer of the Corporation and the Bank (2007); Chief Operating Officer of the Bank (2006); President, Retail Banking at NBT Bancorp, Inc. (2005); Executive Vice President, Retail Banking and Regional President at NBT Bancorp, Inc. (2003).  Mr. Bentley has been with the Company since 2006.

Jane H. Adamy	60	Corporate Secretary of the Corporation and the Bank (2001); Senior Vice President of the Bank (2004); Trust Compliance Officer (2008). Mrs. Adamy has been with the Company since 1972.
John R. Battersby, Jr.	60	Chief Financial Officer and Treasurer of the Corporation (2003); Executive Vice President, Chief Financial Officer and Treasurer of the Bank (2004). Mr. Battersby has been with the Company since 1988.
Richard G. Carr	57	Executive Vice President of the Bank (2011) responsible for Business Client Service; Senior Vice President of the Bank (2004). Mr. Carr has been with the Company since 1997.
James E. Corey III	64	Vice President of the Corporation (1993); Executive Vice President of the Bank (1998); Chief Risk Officer of the Bank (2009). Mr. Corey has been with the Company since 1988.
Michael J. Crimmins	58
Senior Vice President of the Bank (2006) responsible for Support Services; Vice President of Operations at Elmira Savings and Loan Association (1993-2006); Vice President of Operations at Community Bank (2006). Mr. Crimmins has been with the Company since 2006.

Louis C. DiFabio	47	Executive Vice President of the Bank (2011) responsible for Retail Client Services; Senior Vice President of the Bank (2005). Mr. DiFabio has been with the Company since 1987.
Melinda A. Sartori	53	Executive Vice President of the Bank (2002) responsible for Wealth Management Group. Mrs. Sartori has been with the Company since 1994.
Linda M. Struble	57	Senior Vice President of the Bank (2000) responsible for Human Resources. Ms. Struble has been with the Company since 1984.
Norman R. Ward	61	Senior Vice President and Chief Auditor of the Corporation and the Bank (2000). Mr. Ward has been with the Company since 1971.
Michael J. Wayne	50
Senior Vice President (2009) responsible for Marketing Services; Vice President of the Bank (2006); Vice President Internal Audit and Risk Management at Elmira Savings and Loan Association (2003); Vice President of Public and Customer Relations at Elmira Savings and Loan Association (1993-2006). Mr. Wayne has been with the Company since 2006.

Additional information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2011 Annual meeting of Shareholders.

ITEM 11.                      EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The following consolidated financial statements of the Corporation appear on pages F-1 through F-51 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the three years ended December 31, 2010

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2010

Consolidated Statements of Cash Flows for the three years ended December 31, 2010

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
Agreement and Plan of Merger dated as of October 14, 2010 by and between Chemung Financial Corporation and Fort Orange Financial Corp. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference.

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

3.3
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998.  Filed as Exhibit 3.4 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

	3.4	Amended and Restated Bylaws of the Registrant, as amended to December 15, 2010. Filed herewith and incorporated herein by reference..
	4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
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

	10.3	Amended and Restated Deferred Directors' Fee Plan. Filed as Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
	10.4	Chemung Financial Corporation Restricted Stock Plan dated June 16, 2010. Filed as Exhibit 10.4 of the Registrant's Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.
	10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated by herein by reference.
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

	10.11	Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Richard G. Carr, Executive Vice President. Filed herewith and incorporated herein by reference.
	10.12	Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President. Filed herewith and incorporated herein by reference.
	21	Subsidiaries of the Registrant.
	23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.
	31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.
	32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-51

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2010, 2009 and 2008.  We also have audited Chemung Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemung Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting as disclosed in item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal controls based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Livingston, New Jersey
March 16, 2011

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,	DECEMBER 31,
	2010	2009
ASSETS
Cash and due from financial institution	$16,540,095	$21,189,192
Interest-bearing deposits in other financial institutions	44,079,682	58,549,204
Total cash and cash equivalents	60,619,777	79,738,396

Securities available for sale, at estimated fair value	223,544,961	230,983,633
Securities held to maturity, estimated fair value of $8,297,392 at December 31, 2010 and $12,647,314 at December 31, 2009	7,715,123	12,159,852
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,328,900	3,280,600

Loans, net of deferred origination fees and costs, and unearned income	613,684,369	595,852,792
Allowance for loan losses	(9,498,131)	(9,967,223)
Loans, net	604,186,238	585,885,569

Loans held for sale	486,997	199,503
Premises and equipment, net	24,192,593	24,886,121
Goodwill	9,872,375	9,872,375
Other intangible assets, net	4,655,900	5,386,794
Bank owned life insurance	2,536,715	2,449,226
Other assets	17,187,706	20,709,472

Total assets	$958,327,285	$975,551,541

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	197,322,036	$195,613,007
Interest-bearing	589,036,816	605,450,086
Total deposits	786,358,852	801,063,093

Securities sold under agreements to repurchase	44,774,615	54,263,257
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	784,351	1,129,204
Dividends payable	881,203	880,088
Other liabilities	8,119,701	8,130,234
Total liabilities	860,918,722	885,465,876

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at December 31, 2010 and December 31, 2009	43,001	43,001
Additional-paid-in capital	22,022,122	22,806,829
Retained earnings	94,407,620	87,826,331
Treasury stock, at cost (749,880 shares at December 31, 2010; 779,781 shares at December 31, 2009)	(19,166,655)	(20,024,661)
Accumulated other comprehensive income (loss)	102,475	(565,835)

Total shareholders' equity	97,408,563	90,085,665

Total liabilities and shareholders' equity	$958,327,285	$975,551,541

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Loans, including fees	$35,064,009	$36,094,302	$36,661,536
Taxable securities	6,327,489	7,136,112	7,886,257
Tax exempt securities	1,188,193	1,131,610	804,360
Federal funds sold	-	1,232	67,936
Interest-bearing deposits	166,239	126,816	18,256
Total interest and dividend income	42,745,930	44,490,072	45,438,345
INTEREST EXPENSE
Deposits	5,624,402	8,428,760	11,530,057
Borrowed funds	950,866	951,060	1,309,169
Securities sold under agreements to repurchase	1,640,543	1,954,915	1,930,819

Total interest expense	8,215,811	11,334,735	14,770,045

Net interest income	34,530,119	33,155,337	30,668,300
Provision for loan losses	1,125,000	2,450,000	1,450,000
Net interest income after provision for loan losses	33,405,119	30,705,337	29,218,300

Other operating income:
Trust & investment services income	10,496,637	8,088,654	6,833,755
Service charges on deposit accounts	4,552,430	5,263,215	5,046,976
Net gain on securities transactions	450,666	784,589	589,456
Other-than-temporary loss on investment securities:
Total impairment losses	(393,005)	(2,242,446)	(803,222)
Loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	(393,005)	(2,242,446)	(803,222)

Net gain on sales of loans held for sale	241,537	258,572	114,283
Credit card merchant earnings	204,561	178,180	1,483,558
Gain on sale of merchant discount services	-	-	466,510
Gains on sales of other real estate owned	42,545	24,097	-
Income from bank owned life insurance	87,489	51,129	-
Other	3,961,816	3,303,505	3,406,836
Total other operating income	19,644,676	15,709,495	17,138,152
Other operating expenses:
Salaries and wages	15,343,811	15,055,292	13,650,512
Pension and other employee benefits	3,866,744	5,096,509	2,340,527
Net occupancy expenses	4,334,441	4,283,554	4,044,212
Furniture and equipment expenses	1,948,900	1,996,067	1,998,232
Data processing expense	3,412,344	4,078,361	4,186,764
Amortization of intangible assets	730,894	933,305	1,315,082
Losses on sales of other real estate owned	17,982	29,010	15,005
Other real estate owned expenses	348,939	163,641	130,708
FDIC insurance	1,196,901	1,512,629	110,470
Other	6,641,727	6,172,966	6,176,473
Total other operating expenses	37,842,683	39,321,334	33,967,985

Income before income tax expense	15,207,112	7,093,498	12,388,467
Income tax expense	5,105,239	1,860,663	4,034,623
Net income	$10,101,873	$5,232,835	$8,353,844

Weighted average shares outstanding	3,606,541	3,603,129	3,593,751
Basic and diluted earnings per share	$2.80	$1.45	$2.32

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2008	$43,001	$22,801,241	$81,029,531	$(20,138,214)	$4,379,391	$88,114,950
Comprehensive Income:
Net income	-	-	8,353,844	-	-	8,353,844
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	(1,312,069)	(1,312,069)
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(8,306,333)	(8,306,333)
Total comprehensive loss						(1,264,558)
Restricted stock units for directors' deferred compensation plan	-	103,365	-	-	-	103,365
Cash dividends declared ($1.00 per share)	-	-	(3,514,738)	-	-	(3,514,738)
Distribution of 8,227 shares of treasury stock for directors’ compensation	-	12,180	-	212,010	-	224,190
Distribution of 1,273 shares of treasury stock for directors’ deferred compensation	-	(30,818)	-	32,818	-	2,000
Distribution of 1,321 shares of treasury stock for employee compensation	-	958	-	34,042	-	35,000
Sale of 9,400 shares of treasury stock	-	(4,989)	-	242,288	-	237,299
Purchase of 37,124 shares of treasury stock	-	-	-	(930,363)	-	(930,363)
Balances at December 31, 2008	43,001	22,881,937	85,868,637	(20,547,419)	(5,239,011)	83,007,145
Cumulative effect of change in accounting principle, adoption of other-than-temporary impairment guidance, net	-	-	246,544	-	(246,544)	-
Comprehensive Income:
Net income	-	-	5,232,835	-	-	5,232,835
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	1,301,106	1,301,106
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	3,618,614	3,618,614
Total comprehensive income						10,152,555
Restricted stock units for directors' deferred compensation plan	-	104,929	-	-	-	104,929
Cash dividends declared ($1.00 per share)	-	-	(3,521,685)	-	-	(3,521,685)
Distribution of 10,867 shares of treasury stock for director's compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 1,333 shares of treasury stock for directors' deferred compensation	-	(36,617)	-	34,271	-	(2,346)
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Sale of 11,800 shares of treasury stock	-	(74,107)	-	303,627	-	229,520
Purchase of 7,778 shares of treasury stock	-	-	-	(156,143)	-	(156,143)

Balances at December 31, 2009	43,001	22,806,829	87,826,331	(20,024,661)	(565,835)	90,085,665

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(continued)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2010	43,001	22,806,829	87,826,331	(20,024,661)	(565,835)	90,085,665
Comprehensive Income:
Net income	-	-	10,101,873	-	-	10,101,873
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	1,006,282	1,006,282
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(337,972)	(337,972)
Total comprehensive income (loss)						10,770,183
Distribution of 25,443 shares of treasury stock for directors’ deferred compensation plan	-	(661,102)	-	650,324	-	(10,778)
Distribution of 5,886 shares of treasury stock granted for employee restricted stock awards	-	(149,303)	-	150,446	-	1,143
Restricted stock units for directors' deferred compensation plan	-	111,772	-	-	-	111,772
Cash dividends declared ($1.00 per share)	-	-	(3,520,584)	-	-	(3,520,584)
Distribution of 10,082 shares of treasury stock for directors' compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,750 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Sale of 6,000 shares of treasury stock	-	(25,860)	-	153,360	-	127,500
Purchase of 20,260 shares of treasury stock	-	-	-	(425,567)	-	(425,567)
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009	2008
Net income	$10,101,873	$5,232,835	$8,353,844
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	730,894	933,305	1,315,082
Deferred income tax expense (benefit)	153,450	(1,949,446)	(185,160)
Provision for loan losses	1,125,000	2,450,000	1,450,000
Depreciation and amortization of fixed assets	2,778,065	2,792,807	2,725,428
Amortization of premiums on securities, net	608,257	386,612	(5,851)
Gains on sales of loans held for sale, net	(241,537)	(258,572)	(114,283)
Proceeds from sales of loans held for sale	9,105,462	13,514,127	3,848,275
Loans originated and held for sale	(9,151,419)	(13,374,645)	(3,775,005)
Net (gain) loss on sale of other real estate owned	(24,563)	4,913	15,005
Net gains on securities transactions	(450,666)	(784,589)	(589,456)
Net impairment loss recognized on investment securities	393,005	2,242,446	803,222
Decrease in other assets	2,708,278	1,408,261	7,194,870
Decrease (increase) in prepaid FDIC Assessment	1,074,474	(3,941,521)	-
(Decrease) increase in accrued interest payable	(344,853)	(333,978)	(25,539)
Expense related to restricted stock units for directors' deferred compensation plan	111,772	104,929	103,365
Expense related to employee stock compensation	55,000	50,000	35,000
Expense related to employee restricted stock awards	1,143	-	-
Decrease in other liabilities	(933,414)	(1,689,170)	(7,029,759)
Income from bank owned life insurance	(87,489)	(51,129)	-
Origination of student loans	-	-	(3,407,942)
Proceeds from sales of student loans	137,509	1,942,673	7,647,892
Net cash provided by operating activities	17,850,241	8,679,858	18,358,988
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	85,440,031	68,234,755	46,879,601
Proceeds from maturities and principal collected on securities available for sale	59,166,409	58,694,145	19,664,934
Proceeds from maturities and principal collected on securities held to maturity	10,057,026	8,266,171	1,654,701
Purchases of securities available for sale	(136,077,171)	(161,072,813)	(94,826,153)
Purchases of securities held to maturity	(5,612,297)	(11,987,188)	(5,613,721)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(58,200)	(443,650)	(20,570,400)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	9,900	535,500	23,317,000
Purchases of premises and equipment	(2,084,537)	(1,819,689)	(4,182,718)
Net cash received in branch acquisition	-	-	43,542,640
Net cash received in Bank of Canton acquisition	-	2,876,462	-
Cash paid for purchase of Cascio Financial	-	-	(250,000)
Proceeds from sale of other real estate owned	317,823	421,871	37,515
Net (increase) decrease in loans	(20,117,424)	24,994,960	(18,693,020)
Net cash used by investing activities	(8,958,440)	(11,299,476)	(9,039,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	13,959,189	90,109,046	26,602,484
Net (decrease) in time deposits and individual retirement accounts	(28,663,430)	(18,809,498)	(7,236,981)
Net decrease (increase) in securities sold under agreements to repurchase	(9,488,642)	(9,149,257)	32,200,222
Repayments of Federal Home Loan Bank overnight advances	-	-	(62,400,000)
Purchase of treasury stock	(425,567)	(156,143)	(930,363)
Sale of treasury stock	127,500	229,520	237,299
Cash dividends paid	(3,519,470)	(3,517,034)	(3,518,983)
Net cash (used) provided by financing activities	(28,010,420)	58,706,634	(15,046,322)
Net (decrease) increase in cash and cash equivalents	(19,118,619)	56,087,016	(5,726,955)
Cash and cash equivalents, beginning of period	79,738,396	23,651,380	29,378,335
Cash and cash equivalents, end of period	$60,619,777	$79,738,396	$23,651,380
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,560,664	$11,472,434	$14,795,584
Income Taxes	$5,475,675	$7,399,018	$3,320,850
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$554,246	$427,108	$454,041

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 and 2008

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

Securities are placed on non-accrual status when management believes there are significant doubts regarding the ultimate collectability of interest and/or principal. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment of yield using the interest method. Dividend and interest income is recognized when earned.  Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

FEDERAL HOME LOAN BANK (FHLB) AND FEDERAL RESERVE BANK (FRB) STOCK

The Bank is a member of both the FHLB and FRB system.  FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, while FRB members are required to own a certain amount of stock based on a percentage of the Bank’s capital stock and surplus.  FHLB and FRB stock are carried at cost and classified as non-marketable equities and periodically evaluated for impairment based on ultimate recovery of par value.  Cash dividends are reported as income.

BANK OWNED LIFE INSURANCE

Bank Owned Life Insurance ("BOLI") is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Changes in the cash surrender value are recorded in other income.

LOANS HELD FOR SALE

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

LOAN CONCENTRATIONS

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2010, 10.4% of the Corporation’s loans consist of commercial real estate loans to borrowers in the real estate, rental or leasing sector. The major portion of this sector comprises borrowers that rent, lease or otherwise allow the use of their own assets by others.  No other significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans as of December 31, 2010.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is increased through a provision for loan losses charged to operations.  Loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific problem loans (including evaluations of the underlying collateral).  Historical loss experience is adjusted by management based on their judgment as to the current impact of qualitative factors including changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay.  Management believes that the allowance for loan losses is adequate to absorb probable incurred losses.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management, after considering current information and events regarding the borrower's ability to repay their obligations, classifies a loan as impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio class.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  commercial, financial and agricultural; commercial mortgages; residential mortgages; and consumer loans.

Risk Characteristics

Commercial, financial and agricultural loans primarily consist of loans to small to mid-sized businesses in our market area in a diverse range of industries.  These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, inferring higher potential losses on an individual customer basis.  Loan repayment is often dependent on the successful operation and management of the properties and/or the businesses occupying the properties, as well as on the collateral securing the loan.  Economic events or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, but are secured by real property whose value tends to be more easily ascertainable.  Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers and the nature of the loan collateral.

The consumer loan segment includes home equity lines of credit and home equity loans, which exhibit many of the same risk characteristics as residential mortgages.  Indirect and other consumer loans may entail greater credit risk than residential mortgage and home equity loans, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles or boats.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

INCOME TAXES

The Corporation files a consolidated tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for unused tax loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled, or the tax loss carry forwards are expected to be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

TRUST AND INVESTMENT SERVICES INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Trust and Investment Services income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration totaled $1.625 billion at December 31, 2010 and $1.632 billion at December 31, 2009.

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

STOCK-BASED COMPENSATION

Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of the grant.  The market price of the Corporation’s common stock at the date of the grant is used for restricted stock awards.

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Corporation has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of three former M&T Bank branch offices in March 2008, the acquisition of Cascio Financial Strategies in May of 2008 and the acquisition of Canton Bancorp, Inc. in May 2009, with balances of $3.780 million, $562 thousand, $242 thousand and $72 thousand, respectively, at December 31, 2010.  The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit and customer relationship intangibles related to the M&T branch offices and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 and 7 year accelerated method, respectively.  The customer relationship intangible for Cascio Financial is being expensed over a 5 year period.  The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.

Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2010.

EARNINGS PER COMMON SHARE

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares including those related to directors’ restricted stock units and directors’ stock compensation are considered outstanding and are included in the computation of basic earnings per share as they are earned.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  The restricted stock awards granted in December, 2010 are grants of participating securities.  Given the timing of the grants, the impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the Corporation’s defined benefit pension plan and other benefit plans, net of the related tax effect, which are also recognized as separate components of equity.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and amounts due from banks and interest-bearing deposits with other financial institutions.

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

In July 2010, the FASB issued an Accounting Standards Update ("ASU"), "Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses".  The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users' evaluation of the nature of credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable.  The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of this ASU was disclosure related only and had no impact on the results of operations.

(2)           RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York.  The amount of this reserve requirement was $750,000 at both December 31, 2010 and December 31, 2009.

(3)           SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2010 and 2009 are as follows:

	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$101,426,799	$102,131,517	$84,669,025	$84,620,520
Mortgage-backed securities, residential	60,379,269	62,761,633	91,893,807	93,944,883
Obligations of states and political subdivisions	38,143,972	38,765,092	31,280,180	32,125,087
Corporate bonds and notes	11,019,343	11,694,190	11,740,197	12,184,682
Trust preferred securities	2,597,993	2,344,094	2,983,306	2,261,480
Corporate stocks	744,763	5,848,435	825,488	5,846,981
Total	$214,312,139	$223,544,961	$223,392,003	$230,983,633

Gross unrealized gains and losses on securities available for sale at December 31, 2010 and 2009, were as follows:

	2010		2009
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$916,547	$211,829	$120,332	$168,837
Mortgage-backed securities, residential	2,385,036	2,672	2,244,777	193,701
Obligations of states and political subdivisions	672,067	50,947	847,618	2,711
Corporate bonds and notes	674,847	-	519,488	75,003
Trust preferred securities	134,561	388,460	-	721,826
Corporate stocks	5,112,755	9,082	5,043,198	21,705
Total	$9,895,813	$662,990	$8,775,413	$1,183,783

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $388,460 for securities available for sale at December 31, 2010.

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31, 2010, for debt securities available for sale are as follows:

	Maturing
	Within One Year		After One, But Within Five Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$35,704,635	$35,740,403	$60,722,857	$61,096,583
Mortgage-backed securities, residential	1,232,051	1,240,059	56,308,463	58,642,498
Obligations of states and political subdivisions	4,844,240	4,886,826	21,893,760	22,222,638
Corporate bonds and notes	501,274	513,501	10,518,068	11,180,689
Trust preferred securities	-	-	-	-

Total	$42,282,200	$42,380,789	$149,443,148	$153,142,408

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$4,999,307	$5,294,531	$-	$-
Mortgage-backed securities, residential	466,237	477,159	2,372,518	2,401,917
Obligations of states and political subdivisions	11,211,879	11,463,846	194,093	191,782
Corporate bonds and notes	-	-	-	-
Trust preferred securities	1,874,948	2,009,509	723,045	334,585

Total	$18,552,371	$19,245,045	$3,289,656	$2,928,284

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below:

	2010	2009	2008
Proceeds on sales	$10,520,033	$10,834,755	$1,509,456
Gross gains	$451,094	$784,589	$589,456
Gross losses	$428	$-	$-
Tax expense	$174,345	$303,526	$228,037

Amortized cost and estimated fair value of securities held to maturity at December 31, 2010 and 2009 are as follows:

	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$7,715,123	$8,297,392	$12,159,852	$12,647,314

Total	$7,715,123	$8,297,392	$12,159.852	$12,647,314

Securities held to maturity had unrealized gains totaling $582,269 and $491,943 at December 31, 2010 and 2009, respectively.  There were no unrealized losses at December 31, 2010 and unrealized losses totaled $4,481 at December 31, 2009.  There were no sales of securities held to maturity in 2010, 2009 or 2008.

The contractual maturity of securities held to maturity is as follows at December 31, 2010:

	Maturing
	Within One Year		After One, But Within Five Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$1,683,623	$1,704,890	$3,359,195	$3,644,099

Total	$1,683,623	$1,704,890	$3,359,195	$3,644,099

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$2,672,305	$2,948,403	$-	$-

Total	$2,672,305	$2,948,403	$-	$-

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at December 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized position:

	Less than 12 months		12 months or longer		Total
2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government and U.S. Government sponsored enterprises	$25,543,154	$211,829	$-	$-	$25,543,154	$211,829
Mortgage-backed securities, residential	844,587	2,672	-	-	844,587	2,672
Obligations of states and political subdivisions	7,746,912	50,947	-	-	7,746,912	50,947
Trust preferred securities	-	-	334,585	388,460	334,585	388,460
Corporate stocks	-	-	40,910	9,082	40,910	9,082

Total temporarily impaired securities	$34,134,653	$265,448	$375,495	$397,542	$34,510,148	$662,990

	Less than 12 months		12 months or longer		Total
2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government and U.S. Government sponsored enterprises	$39,979,031	$168,837	$-	$-	$39,979,031	$168,837
Mortgage-backed securities, residential	23,475,694	193,702	-	-	23,475,694	193,702
Obligations of states and political subdivisions	730,776	7,192	-	-	730,776	7,192
Corporate bonds and notes	200,222	3	2,425,000	75,000	2,625,222	75,003
Trust preferred securities	60,480	102,420	2,201,000	619,405	2,261,480	721,825
Corporate stocks	28,287	21,705	-	-	28,287	21,705
Total temporarily impaired securities	$64,474,490	$493,859	$4,626,000	$694,405	$69,100,490	$1,188,264

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

When OTTI occurs, for either debt securities or purchased beneficial interests, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2010, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on these securities.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.

Our analysis of these investments includes $723 thousand book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at December 31, 2010 Moody's rated these securities as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

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

Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes.  Management recognizes the potential of defaults and deferrals to continue over the next 12 to 24 months as the 157 depository institutions closed by regulators in 2010 exceeded that of 2009 when 140 banks failed.  The operating environment remains difficult for community and regional banks in many parts of the country, which could lead to higher default and deferral levels.

The following table provides detailed information related to the pooled trust preferred securities held as of December 31, 2010:

Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral
MM Community Funding IX, Ltd. (Class B-2)	28.05%	17.05%	-60.34%	23.76%

TPREF Funding II, Ltd. (Class B)	17.61%	14.24%	-38.49%	18.90%

In the table above, "Excess Subordination as % of Performing Collateral" was calculated by dividing the difference between the total face value of performing collateral less the face value of all outstanding note balances not subordinate to our investment, by the total face value of performing collateral.  This ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Corporation’s securities would be impacted.  As mentioned earlier, the levels of defaults and deferrals in these pools have increased significantly in recent months, which have resulted in a significant reduction in the amount of performing collateral.  As a result, the negative Excess Subordination as a % of Performing Collateral percentages shown above indicate there is no support from subordinate tranches available to absorb losses before the Corporation’s securities would be impacted.  A negative ratio is not the only factor to consider when determining if OTTI should be recorded.  Other factors affect the timing and amount of cash flows available for payments to investors such as the excess interest paid by the issuers, as issuers typically pay higher rates of interest than are paid out to investors.

Upon completion of the December 31, 2010 analysis, our model indicated no additional other-than-temporary impairment on these securities.  For the year ended December 31, 2010, OTTI losses recognized in earnings totaled $393 thousand.  Both of these securities remained classified as available for sale and represented $388 thousand of the unrealized losses reported at December 31, 2010. For both securities payments, continue to be made as agreed.

When the analysis of these securities was conducted at December 31, 2010, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase, was compared to the previous quarters' analysis. This analysis indicated no further decline in value attributed to credit related factors stemming from any further deterioration in the underlying collateral payment streams in either security held.  Total declines in fair value or OTTI recorded in earnings in previous quarters totaled $393 thousand in 2010 compared to $2.242 million in 2009.  Additionally, the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the securities based on current market conditions and interest rates.  This comparison indicated an increase in value during 2010 in both of these securities, based on factors other than credit which resulted in a gain reported in other comprehensive income.  This result is consistent with the fact that some improvement has been noted recently in the credit markets related to overall corporate and financial institution credit spreads.  Therefore, while the credit quality related to these securities declined during the year, the change in value related to other factors actually improved and partially offset the decline in credit quality when assessing the overall fair value of the impaired securities. This explains how changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore the recognition of additional credit related OTTI resulted in a gain reported in other comprehensive income.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the year ended December 31, 2010:

	2010	2009
Beginning balance, January 1,	$3,045,668	$803,222
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	393,005	2,242,446

Ending balance, December 31,	$3,438,673	$3,045,668

Interest and dividend income on securities for the years ended December 31, 2010, 2009 and 2008 was as follows:

Taxable:	2010	2009	2008
Obligations of U.S. Government and U.S. Government sponsored enterprises	$2,086,561	$1,969,773	$2,993,428
Mortgage-backed securities, residential	3,184,152	4,186,550	3,893,983
Corporate bonds and notes	499,167	362,188	169,654
Trust preferred securities	271,500	306,102	365,083
Corporate stocks	286,109	311,499	464,109
Exempt from Federal taxation:
Obligations of states and political subdivisions	1,188,193	1,131,610	804,360

Total	$7,515,682	$8,267,722	$8,690,617

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $143,447,438 at December 31, 2010 and $142,575,099 at December 31, 2009.

The table below shows the securities pledged to secure securities sold under agreements to repurchase at December 31, 2010 and 2009:

	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U. S. Government sponsored enterprises	$15,297,782	$15,682,778	$11,601,161	$11,646,404
Mortgage-backed securities, residential	39,311,563	41,061,083	52,709,353	54,486,045
Total	$54,609,345	$56,743,861	$64,310,514	$66,132,449

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2010 or 2009.

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2010 and 2009, these investments totaled $2,427,721 and $2,428,436, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4)           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:

December 31,	2010	2009
Commercial, financial and agricultural	$114,697,440	$118,301,948
Commercial mortgages	133,070,484	123,669,801
Residential mortgages	173,467,806	162,446,550
Indirect consumer loans	98,940,854	94,122,278
Consumer loans	93,507,785	97,312,215

	$613,684,369	$595,852,792

Residential mortgages held for sale as of December 31, 2010 and 2009 were $486,997 and $199,503, respectively.

Residential mortgages totaling $97,036,042 at December 31, 2010 and $100,884,878 at December 31, 2009 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

The Corporation's market area encompasses the New York State counties of Broome, Chemung, Herkimer, Schuyler, Steuben, Tioga, and Tompkins, as well as Bradford County in the northern tier of Pennsylvania.  Substantially all of the Corporation's outstanding loans are with borrowers living or doing business within 25 miles of the Corporation's branches in these counties. The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.  Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The following table summarizes the Corporation's non-performing loans at December 31, 2010 and 2009:

	2010	2009
Non-accrual loans	$10,585,812	$5,910,051
Troubled debt restructurings	657,102	7,376,972
Loans 90 days or more past due and still accruing interest	11,174	517,359

Total non-performing loans	$11,254,088	$13,804,382

The total amount of interest income that would have been recorded if the above non-accrual and troubled debt restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, in 2010, 2009 and 2008 was $957,268, $932,318 and $255,775, respectively.  Interest income was recognized in 2010, 2009 and 2008 on those loans in the amount of $297,940, $596,301, and $84,620, respectively.  The Corporation is not committed to advance additional funds to borrowers with non-performing loans.

Transactions in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Balances at January 1	$9,967,223	$9,105,517	$8,452,819
Provision charged to operations	1,125,000	2,450,000	1,450,000
Loans charged-off	(2,211,179)	(1,840,899)	(1,372,415)
Recoveries	617,087	252,605	575,113
Balances at December 31	$9,498,131	$9,967,223	$9,105,517

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2010:

Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23,524	$216,234	$-	$-	$-	$239,758
Collectively evaluated for impairment	2,094,775	2,358,824	1,301,780	2,727,022	775,972	9,258,373
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131

Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,215,762	$4,450,885	$408,391	$-	$8,075,038
Loans collectively evaluated for impairment	111,778,238	128,963,664	173,465,831	193,098,341	607,306,074
Loans acquired with deteriorated credit quality	-	-	-	-	-

Total ending loans balance	$114,994,000	$133,414,549	$173,874,222	$193,098,341	$615,381,112

Impaired loans were as follows:	2010	2009
Year-end loans with no allocated allowance for loan losses	$7,179,724	$6,735,293

Year-end loans with allocated allowance for loan losses	892,298	3,357,906

Total	$8,072,022	$10,093,199

The related impairment allowance for impaired loans was $239,758 and $844,551 at December 31, 2010 and December 31, 2009, respectively.  The average recorded investment in impaired loans during 2010, 2009 and 2008 was $8,253,709, $9,300,071 and $2,551,013, respectively.  During 2010 interest income recognized on impaired loans during the period the loans were impaired totaled $138,526, $453 of which was recognized on a cash-basis.  During 2009, interest income recognized on impaired loans during the period the loans were impaired totaled $476,150, $183,280 of which was recognized on a cash-basis.  During 2008, interest income recognized on impaired loans during the period the loans were impaired totaled $65,256, $1,640 of which was recognized on a cash-basis.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural
Commercial & industrial	$3,191,671	$-	$3,192,227
Commercial mortgages
Construction	32,266	-	32,266
Other	3,548,682	-	3,549,686
Residential mortgages	407,105	-	408,392
With an allowance recorded:
Commercial, financial and agricultural
Commercial & industrial	23,524	23,524	23,534
Commercial mortgages
Construction	50,939	43,514	50,939
Other	817,835	172,720	817,991
Total	$8,072,022	$239,758	$8,075,035

The following table presents the recorded investment in non accrual and loan past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural
Commercial & industrial	$2,938,174	$-
Commercial mortgages
Construction	83,204	-
Other	4,230,701	-
Residential mortgages	2,558,534	-
Consumer loans
Credit cards	-	11,174
Home equity lines & loans	545,039	-
Indirect consumer loans	180,632	-
Other direct consumer loans	61,601	-
Total	$10,597,886	$11,174

The following table presents the aging of the recorded investment in loans past due by class of loans as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, financial and agricultural
Commercial & industrial	$33,434	$17,351	$2,914,640	$2,965,425	$111,202,073	$114,167,498
Agricultural	-	-	-	-	826,501	826,501
Commercial mortgages
Construction	-	-	63,102	63,102	9,029,450	9,092,552
Other	116,432	-	2,913,525	3,029,957	121,292,041	124,321,998
Residential mortgages	1,851,412	277,276	1,404,067	3,532,755	170,341,467	173,874,222
Consumer loans
Credit cards	4,889	16,635	11,174	32,698	1,989,199	2,021,897
Home equity lines & loans	550,134	79,910	321,116	951,160	76,052,290	77,003,450
Indirect consumer loans	465,818	154,969	146,221	767,008	98,571,142	99,338,150
Other direct consumer loans	51,125	12,502	41,964	105,591	14,629,253	14,734,844
Total	$3,073,244	$558,643	$7,815,809	$11,447,696	$603,933,416	$615,381,112

Troubled Debt Restructurings:

The Corporation has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Corporation has allocated $596,441 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Corporation has not committed to lend any additional amounts as of December 31, 2010 and 2009, respectively, to customers with outstanding loans that are classified as trouble debt restructurings.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans individually by classifying the loans as to credit risk.  This analysis includes new consumer, mortgage and home equity loans and lines with outstanding balances greater than $50 thousand, $250 thousand and $100 thousand, respectively, along with a sample of existing loans and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on an annual basis. The Corporation uses the following definitions for risk rating:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position as some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capability of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of the recorded investment of loans by class of loans is as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural
Commercial & industrial	$-	$90,887,538	$16,946,891	$4,770,276	$1,562,794
Agricultural	-	824,882	1,619	-	-
Commercial mortgages
Construction	-	7,497,488	672,136	922,928	-
Other	-	108,732,393	7,245,641	8,343,964	-
Residential mortgages	171,024,544	-	-	2,849,678	-
Consumer loans		-	-	-	-
Credit cards	2,021,896	-	-	-	-
Home equity lines & loans	76,458,414	-	-	545,037	-
Indirect consumer loans	99,155,306	-	-	77,883	-
Other direct consumer loans	14,656,960	-	-	182,844	-

Total	$363,317,120	$207,942,301	$24,866,287	$17,692,610	$1,562,794

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010:

		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$171,070,880	$2,010,723	$76,458,413	$99,157,518	$14,673,243
Non-Performing	2,803,342	11,174	545,037	180,632	61,601
Total	$173,874,222	$2,021,897	$77,003,450	$99,338,150	$14,734,844

(5)           PREMISES & EQUIPMENT

Premises and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
Land	$3,553,406	$3,559,558
Buildings	31,032,358	30,060,241
Equipment and furniture	28,485,145	28,356,217
Leasehold improvements	2,941,317	2,914,386
	66,012,226	64,890,402
Less accumulated depreciation and amortization	41,819,633	40,004,281
	$24,192,593	$24,886,121

Depreciation expense was $2,778,065, $2,792,807 and $2,725,428 for 2010, 2009 and 2008, respectively.

Operating Leases: The Corporation leases certain branch properties under operating leases.  Rent Expense was $683,561, $662,119, and $568,823 for 2010, 2009, and 2008.  Rent commitments, before considering renewal options that generally are present, were as follows:

Year	Estimated Expense
2011	$573,665
2012	566,248
2013	552,404
2014	541,267
2015	549,231
2016 and thereafter	2,578,374
Total	$5,361,189

(6)           GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during the years ending December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Beginning of year	$9,872,375	$8,806,796	$1,516,666
Acquired goodwill	-	1,065,579	7,290,130
End of year	$9,872,375	$9,872,375	$8,806,796

Acquired intangible assets were as follows at December 31, 2010 and 2009:

	At December 31, 2010		At December 31, 2009
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles (1)	$1,174,272	$674,141	$7,140,066	$6,422,294
Other customer relationship intangibles	6,133,116	1,977,347	6,133,116	1,464,094
Total	$7,307,388	$2,651,488	$13,273,182	$7,886,388
(1)            The reduction in the Core Deposit Intangible Balance Acquired and Accumulated Amortization from December 31, 2009 to December 31, 2010 was due to the fact that during 2009 a core deposit intangible related to the Corporation’s purchase of three offices from the Resolution Trust Corporation in June of 1994 was fully amortized.

Aggregate amortization expense was $730,894, $933,305 and $1,315,082 for 2010, 2009 and 2008, respectively.

The remaining estimated aggregate amortization expense at December 31, 2010 is listed below:

Year	Estimated Expense
2011	$680,439
2012	629,984
2013	521,195
2014	429,073
2015	380,548
2016 and thereafter	2,014,661
Total	$4,655,900

(7)           DEPOSITS

A summary of deposits at December 31, 2010 and 2009 is as follows:

	2010	2009
Non-interest-bearing demand deposits	$197,322,036	$195,613,007
Interest-bearing demand deposits	49,367,215	48,273,844
Insured money market accounts	149,167,378	144,501,615
Savings deposits	136,698,242	130,207,216
Time deposits	253,803,981	282,467,411

	$786,358,852	$801,063,093

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $81,942,117 and $88,609,343 at December 31, 2010 and 2009, respectively. Interest expense on such certificates was $1,698,576, $2,349,396 and $2,676,559 for 2010, 2009 and 2008, respectively.

Scheduled maturities of time deposits at December 31, 2010, are summarized as follows:

2011	$176,436,019
2012	57,164,622
2013	11,284,535
2014	6,273,859
2015	2,640,659
2016 and thereafter	4,287
$253,803,981

(8)           SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Securities sold under agreements to repurchase:
Balance at December 31	$44,774,615	$54,263,257	$63,412,514
Maximum month-end balance	$56,119,633	$66,190,640	$65,802,532
Average balance during year	$48,433,900	$59,141,554	$53,630,728
Weighted-average interest rate at December 31	3.35%	3.36%	3.33%
Average interest rate paid during year	3.39%	3.31%	3.60%

Information concerning outstanding securities repurchase agreements as of December 31, 2010 is summarized as follows:

Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$9,774,615	$3,842	1.34%	$16,812,358
After 90 days but within one year	10,000,000	46,217	3.54%	10,938,431
After one year but within five years	5,000,000	24,479	3.75%	5,233,126
After five years but within ten years	20,000,000	63,700	4.13%	24,009,103
Total	$44,774,615	$138,238	3.35%	$56,993,018

(1)
The weighted-average remaining term to final maturity was approximately 3.3 years at December 31, 2010. At December 31, 2010, $22.5 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2010 on the callable securities repurchase agreements was 4.23%, with a weighted-average remaining period of approximately 2.8 years to the call date.  At December 31, 2010, $22.3 million of the securities repurchase agreements did not contain call provisions.  The weighted-average rate at December 31, 2010 on the non-callable securities repurchase agreements was 2.45%, with a weighted-average term to maturity of approximately 6 months.

(2)	Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $249 thousand at December 31, 2010.

(9)           FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank advances at December 31, 2010 and 2009:

2010
Amount	Weighted-Average Rate	Maturity	Call Date
$10,000.000	4.77%	July 27, 2012	-
10,000,000	4.60%	December 22, 2016	December 22, 2011
$20,000,000	4.69%

2009
Amount	Weighted-Average Rate	Maturity	Call Date
$10,000.000	4.77%	July 27, 2012	-
10,000,000	4.60%	December 22, 2016	December 22, 2011
$20,000,000	4.69%

Scheduled maturities of Federal Home Loan Bank advances at December 31, 2010, are summarized as follows:

Year
2011	$-
2012	10,000,000
2013	-
2014	-
2015	-
2016 and thereafter	10,000,000
Total	$20,000,000

Each advance is payable at its maturity date, with a prepayment penalty for both term advances.  The advances were collateralized by $97,036,042 and $100,884,878 of first mortgage loans under a blanket lien arrangement at December 31, 2010 and 2009, respectively.  Based on this collateral the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to a total of $64,421,356 at year-end 2010.

(10)           INCOME TAXES

For the years ended December 31, 2010, 2009 and 2008, income tax expense attributable to income from operations consisted of the following:

Current:	2010	2009	2008
State	$511,022	$343,339	$255,429
Federal	4,440,767	3,466,770	3,964,354
	4,951,789	3,810,109	4,219,783
Deferred expense (benefit)	153,450	(1,949,446)	(185,160)
	$5,105,239	$1,860,663	$4,034,623

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:

	2010	2009	2008
Tax computed at statutory rate	$5,170,418	$2,411,789	$4,212,079
Tax-exempt interest	(505,644)	(515,379)	(415,958)
Dividend exclusion	(27,805)	(35,417)	(45,694)
State taxes, net of Federal impact	299,284	(27,711)	309,796
Nondeductible interest expense	27,253	36,807	36,093
Other items, net	141,733	(9,426)	(61,693)
Actual income tax expense	$5,105,239	$1,860,663	$4,034,623

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are presented below:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$3,622,654	$3,855,920
Accrual for employee benefit plans	843,716	932,016
Depreciation	593,102	629,248
Deferred compensation and directors' fees	792,224	957,808
Purchase accounting adjustment – deposits	154,161	312,703
Purchase accounting adjustment – loans	90,584	102,101
Purchase accounting adjustment - fixed assets	222,993	226,181
Accounting for defined benefit pension and other benefit plans	3,514,280	3,301,035
Trust preferred impairment writedown	1,311,534	1,178,247
Other	757,619	517,625
Total gross deferred tax assets	$11,902,867	$12,012,884

Deferred tax liabilities:	2010	2009
Deferred loan fees and costs	$1,005,082	$870,285
Prepaid pension	4,007,746	4,342,391
Net unrealized gains on securities available for sale	3,727,368	3,092,455
Accrued trust fees	-	85,073
Other	608,569	493,462
Total gross deferred tax liabilities	9,348,765	8,883,666
Net deferred tax asset	$2,554,102	$3,129,218

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows:

2010
Balance at January 1, 2010	$-
Additions for tax positions of current year	123,530
Balance at December 31, 2010	$123,530

As of December 31, 2010, $123,530 of unrecognized tax benefits would impact the Corporation’s effective tax rate, if recognized or reversed.  As of December 31, 2010, accrued interest related to uncertain tax positions was $7,000.  The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Corporation is no longer subject to examinations by Federal or New York State taxing authorities for the years prior to 2007.  The Corporation is currently under examination by the Internal Revenue Service for the final 2009 tax return filed by Canton Bancorp, Inc. and its subsidiary which were acquired by the Corporation in May 2009.  The Corporation anticipated that a reduction in the unrecognized tax benefits of $123,530 may occur in the next twelve months as a result of a settlement of the examination.

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

On April 21, 2010 the Corporation's Board of Directors approved an amendment to the Corporation’s Defined Benefit Pension Plan.  Under the amendment, which became effective on July 1, 2010, new employees hired on or after the effective date will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits.  While the Corporation as of December 31, 2010 had not experienced any material impact on the results of operations or financial condition, as time goes on the Corporation anticipates that the amendment will result in a decrease in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2010 and 2009:

Change in projected benefit obligation:	2010	2009
Benefit obligation at beginning of year	$26,058,503	$25,043,299
Service cost	903,538	876,063
Interest cost	1,516,817	1,430,585
Actuarial (gain) loss	1,039,616	(75,075)
Benefits paid	(1,198,878)	(1,216,369)

Benefit obligation at end of year	$28,319,596	$26,058,503

Change in plan assets:	2010	2009
Fair value of plan assets at beginning of year	$28,725,380	$23,486,098
Actual return on plan assets	2,320,387	6,455,651
Employer contributions	-	-
Benefits paid	(1,198,878)	(1,216,369)
Fair value of plan assets at end of year	$29,846,889	$28,725,380

Funded status	$1,527,293	$2,666,877

Amount recognized in accumulated other comprehensive income at December 31, 2010 and 2009 consist of the following:

	2010	2009
Net actuarial loss	$9,724,844	$9,299,911
Prior service cost	79,543	125,433
Unrecognized net initial obligation	-	-

Total before tax effects	$9,804,387	$9,425,344

The accumulated benefit obligation at December 31, 2010 and 2009 was $24,011,722 and $22,196,654, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Discount rate	5.65%	6.10%	5.75%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income in 2010, 2009 and 2008 consist of the following:

Net periodic benefit cost	2010	2009	2008
Service cost, benefits earned during the year	$903,538	$876,063	$718,579
Interest cost on projected benefit obligation	1,516,817	1,430,585	1,348,752
Expected return on plan assets	(2,253,421)	(1,833,928)	(2,702,622)
Amortization of net loss	547,717	1,215,764	-
Recognized prior service cost	45,890	88,669	88,672
Recognized net initial obligation	-	-	798
Net periodic cost (benefit)	$760,541	$1,777,153	$(545,821)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:	2010	2009	2008
Net actuarial loss(gain)	$972,650	$(4,696,798)	$13,281,304
Recognized loss	(547,717)	(1,215,764)	-
Recognized prior service cost	(45,890)	(88,669)	(88,672)
Recognized net initial obligation	-	-	(798)
Total recognized in other comprehensive income (loss) (before tax effect)	$379,043	$(6,001,231)	$13,191,834

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$1,139,584	$(4,224,078)	$12,646,013

Amounts expected to be recognized in net periodic cost during 2011
Loss recognition	$674,016
Prior service cost recognition	29,873
Net initial obligation recognition	-

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Discount rate	6.10%	5.75%	6.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.  Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types.  The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds.  Other investments may consist of mutual funds, money market funds and cash & cash equivalents.  While no significant changes in the asset allocations are expected during 2011, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a Capital Asset Pricing Model ("CAPM") using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2011	Percentage of Plan Assets at December 31,		Weighted-Average Expected Long-Term Rate of Return

		2010	2009
Large Cap Domestic Equities	30% - 60%	59%	51%	10.3%
Mid-Cap Domestic Equities	0% - 20%	3%	5%	10.6%
Small-Cap Domestic Equities	0% - 15%	5%	9%	10.8%
International Equities	0% - 25%	0%	0%	10.3%
Intermediate Fixed	20% - 50%	28%	30%	4.7%
Income
Cash	0% - 20%	5%	5%	4.0%
Total		100%	100%	8.35%

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

As of December 31, 2010 and 2009, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

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

Discounted cash flows are calculated using spread and optionality.  During times when trading is more liquid, broker quotes are used (if available) to validate the model.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations

The fair value of the plan assets at December 31, 2010 and 2009, by asset class are as follows:

		Fair Value Measurement at December 31, 2010 Using
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1,475,139	$1,475,139	$-	$-
Equity securities:
U.S. companies	19,108,851	19,108,851	-	-
International companies	1,023,762	1,023,762	-	-

Mutual Funds	2,262,369	2,262,369	-	-

Debt securities:
U.S. Treasuries/Government bonds	2,791,098	2,288,688	502,410	-
U.S. Corporate bonds	2,927,245	-	2,927,245	-
Foreign bonds, notes & debentures	258,425	-	258,425	-

Total plan assets	$29,846,889	$26,158,809	$3,688,080	$-

		Fair Value Measurement at December 31, 2009 Using
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1,407,299	$1,407,299	$-	$-
Equity securities:
U.S. companies	17,684,264	17,684,264	-	-
International companies	1,025,212	1,025,212	-	-

Mutual Funds	2,203,135	2,203,135	-	-

Debt securities:
U.S. Treasuries/Government bonds	3,741,944	1,706,226	2,035,718	-
U.S. Corporate bonds	2,663,526	-	2,663,526	-
Total plan assets	$28,725,380	$24,026,136	$4,699,244	$-

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2011	$1,219,173
2012	$1,327,567
2013	$1,391,091
2014	$1,479,679
2015	$1,573,301
2016-2020	$9,762,824

The Corporation does not expect to contribute to the plan during 2011.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation.  Expense under the plan totaled $332,133, $315,731, and $288,486 for the years ended December 31, 2010, 2009 and 2008, respectively.  The plan's assets at December 31, 2010 and 2009, include 185,692 and 183,707 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2010 and 2009:

Changes in accumulated postretirement benefit obligation:	2010	2009
Accumulated postretirement benefit obligation at beginning of year	$1,365,104	$1,368,074
Service cost	33,000	29,000
Interest cost	75,000	75,000
Participant contributions	67,792	57,947
Actuarial loss	49,341	23,848
Benefits paid	(274,858)	(188,765)
Retiree drug subsidy received	-	-

Accumulated postretirement benefit obligation at end of year	$1,315,379	$1,365,104

Change in plan assets:	2010	2009
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	207,066	130,818
Plan participants’ contributions	67,792	57,947
Benefits paid	(274,858)	(188,765)
Retiree drug subsidy received	-	-

Fair value of plan assets at end of year	$-	$-

Funded status	$(1,315,379)	$(1,365,104)

Amount recognized in accumulated other comprehensive income at December 31, 2010 and 2009 consist of the following:

	2010	2009
Net actuarial loss (gain)	$22,265	$(27,076)
Prior service benefit	(919,000)	(1,016,000)
Total before tax effects	$(896,735)	$(1,043,076)

Weighted-average assumption for disclosure as of December 31,:	2010	2009	2008
Discount rate	5.65%	6.10%	5.75%
Health care cost trend: Initial	14.00%	15.00%	8.50%
Health care cost trend: Ultimate	5.00%	5.00%	4.50%
Year ultimate reached	2020	2020	2017

The components of net periodic postretirement benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

Net periodic benefit cost	2010	2009	2008
Service cost	$33,000	$29,000	$27,000
Interest cost	75,000	75,000	78,000
Recognized prior service benefit	(97,000)	(97,000)	(97,000)
Recognized actuarial gain	-	-	-
Net periodic postretirement cost	$11,000	$7,000	$8,000

Other changes in plan assets and benefit obligations recognized in other comprehensive income:	2010	2009	2008
Net actuarial loss	$49,341	$23,848	$235,950
Recognized actuarial gain	-	-	-
Recognized prior service benefit	97,000	97,000	97,000
Total recognized in other comprehensive income (before tax effect)	$146,341	$120,848	$332,950
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$157,341	$127,848	$340,950

During 2010, the plan's total unrecognized net gain decreased by $49 thousand.  Because the total unrecognized net gain or loss is less than the greater of 10% of the accumulated postretirement benefit obligation or 10% of the plan assets, no amortization is anticipated in 2011.  Actual results for 2011 will depend on the 2011 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2011:
Gain recognition	$-
Prior service cost recognition	$(97,000)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

Effect of a 1% increase in health care trend rate on:	2010	2009	2008
Benefit obligation	$10,000	$8,000	$24,000
Total service and interest cost	$300	$500	$1,000

Effect of a 1% decrease in health care trend rate on:	2010	2009	2008
Benefit obligation	$(12,000)	$(8,000)	$(29,000)
Total service and interest cost	$(1,000)	$(500)	$(2,000)

Weighted-average assumptions for net periodic cost as of December 31,:	2010	2009	2008
Discount rate	6.10%	5.75%	6.00%
Health care cost trend: Initial	15.00%	8.50%	9.00%
Health care cost tread: Ultimate	5.00%	4.50%	4.50%
Year ultimate reached	2020	2017	2016

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten:

Calendar Year
2011	$112,000
2012	$124,000
2013	$138,000
2014	$112,000
2015	$115,000
2016-2020	$651,000

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2011 is $112,000.

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code.  The benefits under this plan are unfunded as of December 31, 2010 and 2009.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2010 and 2009:

Change in benefit obligation:	2010	2009
Benefit obligation at beginning of year	$946,781	$956,076
Service cost	30,113	26,767
Interest cost	55,474	52,826
Actuarial loss (gain)	31,415	(14,158)
Benefits paid	(74,730)	(74,730)

Projected benefit obligation at end of year	$989,053	$946,781

Changes in plan assets:	2010	2009
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	74,730	74,730
Benefits paid	(74,730)	(74,730)
Fair value of plan assets at end of year	$-	$-
Unfunded status	$(989,053)	$(946,781)

Amounts recognized in accumulated other comprehensive income at December 31, 2010 and 2009 consist of the following:

	2010	2009
Net actuarial loss	$165,166	$139,333
Prior service cost	-	-
Total before tax effects	$165,166	$139,333

Accumulated benefit obligation at December 31, 2010 and 2009 was $938,053 and $901,588, respectively.

Weighted-average assumption for disclosure as of December 31,:	2010	2009	2008
Discount rate	5.65%	6.10%	5.75%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

Net periodic benefit cost	2010	2009	2008
Service cost	$30,113	$26,767	$14,094
Interest cost	55,474	52,826	53,168
Recognized prior service cost	-	-	4
Recognized actuarial loss	5,582	7,235	3,840
Net periodic postretirement benefit cost	$91,169	$86,828	$71,106

Other changes in plan assets and benefit obligation recognized in other comprehensive income	2010	2009	2008
Net actuarial loss (gain)	$31,415	$(14,158)	$34,614
Recognized actuarial loss	(5,582)	(7,235)	(3,840)
Recognized prior service cost	-	-	(4)
Total recognized in other comprehensive income (loss) (before tax effect)	$25,833	$(21,393)	$30,770
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$117,002	$65,435	$101,876

Amounts expected to be recognized in net periodic cost during 2011:
Loss recognition	$9,466
Prior service cost recognition	$-

Weighted-average assumptions for net periodic cost as of December 31,:	2010	2009	2008
Discount rate	6.10%	5.75%	6.00%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:

Calendar Year	Future Estimated Benefit Payments
2011	$ 75,000
2012	$ 75,000
2013	$ 75,000
2014	$ 75,000
2015	$ 75,000
2016-2020	$ 495,000

The Corporation expects to contribute $75,000 to the plan during 2011. Corporation contributions are equal to the benefit payments to plan participants.

(12)           STOCK COMPENSATION

Board of Director’s Stock Compensation

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

An expense of $231 thousand related to this compensation was recognized during the year of 2010.  During January 2011, 10,378 shares were re-issued from treasury to fund the stock component of directors' compensation.

Restricted Stock Plan

On June 16, 2010 the Corporation's Board of Directors approved the Corporation's Restricted Stock Plan (the "Plan"), which became effective immediately.  Pursuant to the Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The maximum number of shares as to which stock awards may be granted under the Plan is 10,000 per year, with these shares vesting over a 5 year period.

A summary of restricted stock activity as of December 31, 2010, and changes during the year then ended, is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2009	0	$0.00
Granted	5,886	21.25
Vested	-	-
Forfeited or Cancelled	-	-
NonVested at December 31, 2010	5,886	$21.25

As of December 31, 2010, there was $123,934 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.95 years.

(13)           RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Balance at beginning of year	$9,950,803	$11,123,624
New loans or additional advances	30,469,991	15,532,539
Repayments	(23,416,861)	(16,705,360)

Balance at end of year	$17,003,933	$9,950,803

Deposits from principal officers, directors, and their affiliates at year-end 2010 and 2009 were $13,274,549 and $14,909,626, respectively.

(14)           EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income) in at least one of the years presented, are included in other operating expenses:

	2010	2009	2008
Marketing and advertising	$929,606	$712,842	$834,608
Professional services	1,075,823	768,039	809,306

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$15,869,802	$1,956,664	$6,872,946	$7,694,274
Unused lines of credit	$804,826	$134,112,181	$765,032	$132,367,993
Standby letters of credit	$-	$15,960,284	$-	$17,172,050

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $15.960 million at December 31, 2010 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2010 was not significant.

The Corporation has an executive severance agreement with its President and Chief Executive Officer.

In the normal course of business, there are various outstanding legal proceedings involving the Corporation or its subsidiaries.  In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Corporation.

(16)           SHAREHOLDERS' EQUITY

The Bank is subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval.  Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2010, approximately $5.1 million was available for the declaration of dividends from the Bank to the Corporation.

(17)           PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):

BALANCE SHEETS - DECEMBER 31	2010	2009
Assets:
Cash on deposit with subsidiary bank	$1,265,305	$530,209
Investment in subsidiary-Chemung Canal Trust Company	92,881,477	86,285,506
Investment in subsidiary-CFS Group, Inc.	542,266	532,931
Dividends receivable from subsidiary bank	881,203	880,088
Securities available for sale, at estimated fair value	295,276	282,653
Other assets	2,517,801	2,498,012
Total assets	$98,383,328	$91,009,399
Liabilities and shareholders' equity:
Dividends payable	881,203	880,088
Other liabilities	93,562	43,646
Total liabilities	974,765	923,734
Shareholders' equity:
Total shareholders' equity	97,408,563	90,085,665
Total liabilities and shareholders' equity	$98,383,328	$91,009,399

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2010	2009	2008
Dividends from subsidiary bank	$3,520,584	$11,021,685	$3,764,738
Interest and dividend income	3,451	7,168	13,118
Gain on security transactions	-	9,130	-
Other income	388,190	138,483	367,545
Operating expenses	209,794	164,956	173,980
Income before impact of subsidiaries' earnings and distributions and income taxes	3,702,431	11,011,510	3,971,421
Equity in undistributed earnings (losses) of Chemung Canal Trust Company	6,391,013	(5,753,397)	4,477,636
Equity in undistributed earnings (losses) of CFS Group, Inc.	9,335	(99,458)	(79,715)
Income before income tax	10,102,779	5,158,655	8,369,342
Income tax expense(benefit)	906	(74,180)	15,498
Net Income	$10,101,873	$5,232,835	$8,353,844

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2010	2009	2008
Cash flows from operating activities:
Net Income	$10,101,873	$5,232,835	$8,353,844
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of Chemung Canal Trust Company	(6,391,013)	5,753,397	(4,477,636)
Equity in undistributed (earnings) losses of CFS Group, Inc.	(9,335)	99,458	79,715
Gain on sales of securities transactions	-	(9,130)	-
(Increase) decrease in dividend receivable	(1,115)	(4,650)	4,244
(Increase) decrease in other assets	(19,789)	136,587	(69,173)
Increase in other liabilities	704,097	131,816	179,501
Expense related to employee stock compensation	55,000	50,000	35,000
Expense related to restricted stock units for directors' deferred compensation plan	111,772	104,929	103,365
Expense to employee restricted stock awards	1,143	-	-
Net cash provided by operating activities	4,552,633	11,495,242	4,208,860
Cash flow from investing activities:
Cash paid for acquisition of Canton Bank Corp.	-	(7,651,632)	-
Cash paid for purchase of Cascio Financial Strategies	-	-	(500,000)
Proceeds from sales of securities available for sale	-	112,880	-
Purchase of securities available for sale	-	(103,750)	-
Net cash used by investing activities	-	(7,642,502)	(500,000)
Cash flow from financing activities:
Cash dividends paid	(3,519,470)	(3,517,034)	(3,518,983)
Purchase of treasury stock	(425,567)	(156,143)	(930,363)
Sale of treasury stock	127,500	229,520	237,299
Net cash used in financing activities	(3,817,537)	(3,443,657)	(4,212,047)
Increase (decrease) in cash and cash equivalents	735,096	409,083	(503,187)
Cash and cash equivalents at beginning of year	530,209	121,126	624,313

Cash and cash equivalents at end of year	$1,265,305	$530,209	$121,126

(18)           FAIR VALUES

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

The Corporation has developed an internal model for pricing these securities.  This is the same model used in determining OTTI as further described in Note 3.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value.  These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and collateral evaluations. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by third party appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$102,131,517	$40,581,250	$61,550,267	$-
Mortgage-backed securities, residential	62,761,633	-	62,761,633	-
Obligations of states and political subdivisions	38,765,092	-	38,765,092	-
Trust Preferred securities	2,344,094	-	2,009,509	334,585
Corporate bonds and notes	11,694,190	-	11,694,190	-
Corporate stocks	5,848,435	5,209,069	639,366	-
Total available for sale securities	$223,544,961	$45,790,319	$177,420,057	$334,585

		Fair Value Measurement at December 31, 2009 Using
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$84,620,520	$4,999,219	$79,621,301	$-
Mortgage-backed securities, residential	93,944,883	-	93,944,883	-
Obligations of states and political subdivisions	32,125,087	-	32,125,087	-
Trust Preferred securities	2,261,480	-	1,750,000	511,480
Corporate bonds and notes	12,184,682	-	12,184,682	-
Corporate stocks	5,846,981	5,127,614	719,367	-
Total available for sale securities	$230,983,633	$10,126,833	$220,345,320	$511,480

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2010 and 2009, respectively for Level 3 assets:

Investment Securities Available for Sale	Fair Value Measurement twelve-months ended December 31, 2010 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement twelve-months ended December 31, 2009 Using Significant Unobservable Inputs (Level 3)
Beginning balance	$511,480	$1,885,000
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	6,436
Impairment charge on investment securities	(393,005)	(2,242,446)
Included in other comprehensive income	216,110	862,490
Transfers in and/or out of Level 3	-	-

Ending balance, December 31	$334,585	$511,480

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$652,540	$-	$-	$652,540
Other real estate owned, net	740,620	-	-	740,620
	$1,393,160	$-	$-	$1,393,160

		Fair Value Measurement at December 31, 2009 Using
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$2,513,355	$-	$-	$2,513,355
Other real estate owned, net	648,962	-	-	648,962
	$3,162,317	$-	$-	$3,162,317

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $892,298, with a valuation allowance of $239,758 as of December 31, 2010, resulting in no additional provision for loan losses for the year ending December 31, 2010.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $740,620 at December 31, 2010, which is made up of the outstanding balance of $909,947, net of a valuation allowance of $169,327 at December 31, 2010, resulting in write downs of $169,327 for the year-ending December 31, 2010.

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

FHLB and FRB Stock

It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions on its transferability.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2010 and 2009.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010		2009
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$16,540	$16,540	$21,189	$21,189
Interest-bearing deposits in other financial institutions	44,080	44,080	58,549	58,549
Securities available for sale	223,545	223,545	230,984	230,984
Securities held to maturity	7,715	8,297	12,160	12,647
Federal Home Loan and Federal Reserve Bank stock	3,329	N/A	3,281	N/A
Net loans	604,186	618,859	585,886	595,958
Loans held for sale	487	487	200	200
Accrued interest receivable	2,713	2,713	3,255	3,255
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	532,555	532,555	518,596	518,596
Time deposits	253,804	256,281	282,467	285,999
Securities sold under agreements to repurchase	44,775	46,667	54,263	55,829
Federal Home Loan Bank advances	20,000	21,609	20,000	21,672
Accrued interest payable	784	784	1,129	1,129
Dividends payable	881	881	880	880
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations).  Management believes that, as of December 31, 2010 and 2009, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$93,120,012	14.54%	$51,236,965	8.00%	N/A	N/A
Bank	$88,811,229	13.93%	$51,022,422	8.00%	$63,778,028	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$82,757,830	12.92%	$25,618,483	4.00%	N/A	N/A
Bank	$78,519,201	12.31%	$25,511,211	4.00%	$38,266,817	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$82,757,830	8.72%	$28,457,317	3.00%	N/A	N/A
Bank	$78,519,201	8.30%	$28,373,256	3.00%	$47,288,760	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets):
Consolidated	$85,422,981	13.22%	$51,693,266	8.00%	N/A	N/A
Bank	$81,939,653	12.73%	$51,490,913	8.00%	$64,363,641	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$75,008,494	11.61%	$25,846,633	4.00%	N/A	N/A
Bank	$71,589,051	11.12%	$25,745,456	4.00%	$38,618,184	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$75,008,494	7.89%	$28,534,641	3.00%	N/A	N/A
Bank	$71,589,051	7.55%	$28,451,269	3.00%	$47,418,781	5.00%

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

Comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008 was $10,770,183, $10,152,155, and $(1,264,558) respectively.  The following summarizes the components of other comprehensive income (loss) and related tax effects:

Other Comprehensive Income (Loss)	2010	2009	2008
Unrealized holding gains (losses) on securities available for sale	$1,875,749	$2,044,137	$(2,933,939)
Change in unrealized gains on securities available for sale for which a portion of an other-than-temporary-impairment has been recognized in earnings, net of reclassification	216,110	862,490	803,222
Reclassification adjustment net gains realized in net income	(450,666)	(784,589)	(9,200)
Net unrealized gains (losses)	$1,641,193	2,122,038	(2,139,917)
Tax effect	(634,911)	(820,932)	827,848
Net of tax amount	$1,006,282	$1,301,106	$(1,312,069)
Change in funded status of defined benefit pension plan and other benefit plans	(551,217)	5,901,776	(13,555,554)
Tax effect	213,245	(2,283,162)	5,249,221
Net of tax amount	(337,972)	3,618,614	(8,306,333)

Total other comprehensive income (loss)	$668,310	$4,919,720	$(9,618,402)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at December 31, 2009	Current Period Change	Balance at December 31, 2010
Unrealized gains (losses) on securities available for sale	$4,654,731	$1,006,282	$5,661,013
Unrealized loss on pension plans and other benefit plans	(5,220,566)	(337,972)	(5,558,538)
Total	$(565,835)	$668,310	$102,475

(21)           SEGMENT REPORTING

The Corporation manages its operations through two primary business segments:  core banking and trust and investment advisory services.  The core banking segment provides revenues by attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the Corporation’s local markets and to invest in securities.  The trust and investment advisory services segment provides revenues by providing trust and investment advisory services to clients.

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results is shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments. (dollars in thousands)

Year ended December 31, 2010	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$34,526	$-	$4	$34,530
Provision for loan losses	1,125	-	-	1,125
Net interest income after provision for loan losses	33,401	-	4	33,405
Other operating income	8,288	10,497	860	19,645
Other operating expenses	29,980	7,199	664	37,843
Income before income tax expense	11,709	3,298	200	15,207
Income tax expense	3,820	1,276	9	5,105
Segment net income	$7,889	$2,022	$191	$10,102

Segment assets	$949,040	$6,138	$3,149	$958,327

(continued) Year ended December 31, 2009	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$33,147	$-	$8	$33,155
Provision for loan losses	2,450	-	-	2,450
Net interest income after provision for loan losses	30,697	-	8	30,705
Other operating income	7,221	8,089	400	15,710
Other operating expenses	31,470	7,271	580	39,321
Income before income tax expense	6,448	818	(172)	7,094
Income tax expense	1,681	317	(137)	1,861
Segment net income	$4,767	$501	$(35)	$5,233

Segment assets	$966,436	$6,288	$3,195	$975,919

Year ended December 31, 2008	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$30,652	$-	$16	$30,668
Provision for loan losses	1,450	-	-	1,450
Net interest income after provision for loan losses	29,202	-	16	29,218
Other operating income	9,717	6,834	587	17,138
Other operating expenses	26,678	6,763	527	33,968
Income before income tax expense	12,241	71	76	12,388
Income tax expense	4,042	27	(35)	4,034
Segment net income	$8,199	$44	$111	$8,354

Segment assets	$827,148	$7,745	$3,425	$838,318

(22)           PENDING BUSINESS COMBINATION

On October 14, 2010, the Corporation and Fort Orange Financial Corp. ("FOFC"), the holding company of Capital Bank & Trust Company based in Albany, New York, entered into an Agreement and Plan of Merger (the "Agreement"), pursuant to which FOFC will be merged with and into the Corporation, with the Corporation as the surviving entity.  Immediately following the merger, Capital Bank & Trust Company will be merged with and into Chemung Canal Trust Company.  Under the terms of the Agreement, the Corporation will purchase all of the outstanding shares of FOFC in a stock and cash transaction valued at approximately $29.3 million based upon the Corporation's closing stock price on the date of the Agreement.  For each share of FOFC common stock outstanding immediately prior to the merger, each shareholder of FOFC common stock shall have the right to elect to receive: (i) all cash in the amount of $7.50 per share (“Cash Consideration”), (ii) all stock at an exchange ratio 0.3571 of a share of the Corporation’s common stock for each share of FOFC common stock (“Stock Consideration”) or (iii) a mix of Cash Consideration for 25% of their shares and Stock Consideration for 75% of their shares.  The total consideration to be paid by the Corporation is subject to the requirement that 25% of the FOFC common stock be acquired for the Cash Consideration and 75% be acquired for the Stock Consideration.

The exchange ratio of 0.3571 of a share of the Corporation’s common stock for each share of FOFC common stock is subject to downward adjustment if the price of the Corporation's common stock rises to more than $25.20 per share.  In addition, the Cash Consideration of $7.50 per share and the Stock Consideration exchange ratio of 0.3571 of a share of the Corporation’s common stock are each subject to downward adjustment on a sliding scale as described in the Agreement if the delinquent loans in the FOFC portfolio increase above certain levels as specified in the Agreement.

Approval of this transaction has been received from both the Federal Reserve Bank of New York and the New York State Banking Department, however the transaction remains subject to approval of shareholders of both companies.  Shareholder meetings for both companies to approve the merger have been scheduled for March 24, 2011. Subject to the approval of shareholders, the merger is expected to take place early in the second quarter of 2011, and management expects it to be immediately accretive to earnings, excluding direct transaction costs.

FOFC, the FOFC board of directors and the Corporation have been named as defendants in a purported class action lawsuit in the Supreme Court of the State of New York, County of Albany, challenging the proposed merger and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms and rescission of the merger to the extent it has been completed.

One of the conditions to the closing of the merger is that no order, injunction or decree that enjoins or prohibits the completion of the merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the FOFC or the Corporation defendants from completing the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Founded in 1995, Capital Bank & Trust Company’s unaudited balance sheet at December 31, 2010 included approximately $260 million in assets, a loan portfolio approximating $186 million and deposits of $201 million. Capital Bank & Trust Company operates from five offices in the Capital District, including two in Albany, and one each in Clifton Park, Latham and Slingerlands.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 10, 2011	By: /s/ Ronald M. Bentley
Ronald M. Bentley President and Chief Executive Officer

DATED: MARCH 10, 2011	By: /s/ John R. Battersby, Jr.
John R. Battersby, Jr. Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert E. Agan
Robert E. Agan	Director	March 10, 2011

/s/ David J. Dalrymple
David J. Dalrymple	Director Chairman of the Board	March 10, 2011

/s/ Robert H. Dalrymple
Robert H. Dalrymple	Director	March 10, 2011

/s/ Clover M. Drinkwater
Clover M. Drinkwater	Director	March 10, 2011

/s/ William D. Eggers
William D. Eggers	Director	March 10, 2011

Stephen M. Lounsberry, III	Director

/s/ Thomas K. Meier
Thomas K. Meier	Director	March 10, 2011

/s/ Ralph H. Meyer
Ralph H. Meyer	Director	March 10, 2011

John F. Potter	Director

/s/ Robert L. Storch
Robert L. Storch	Director	March 10, 2011

Charles M. Streeter, Jr.	Director

/s/ Richard W. Swan
Richard W. Swan	Director	March 10, 2010

/s/ Jan P. Updegraff
Jan P. Updegraff	Director	March 10, 2011

/s/ Ronald M. Bentley
Ronald M. Bentley	President and Chief Executive Officer	March 10, 2011

/s/ John R. Battersby, Jr.
John R. Battersby, Jr.	Treasurer and Chief Financial Officer	March 10, 2011

EXHIBIT INDEX

Exhibit	2.1
Agreement and Plan of Merger dated as of October 14, 2010 by and between Chemung Financial Corporation and Fort Orange Financial Corp. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference.

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

3.3
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998.  Filed as Exhibit 3.4 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

	3.4	Amended and Restated Bylaws of the Registrant, as amended to December 15, 2010. Filed herewith and incorporated herein by reference.
	4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
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

	10.3	Amended and Restated Deferred Directors' Fee Plan. Filed as Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
	10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.
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

	10.11	Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Richard G. Carr, Executive Vice President. Filed herewith and incorporated herein by reference.
	10.12	Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President. Filed herewith and incorporated herein by reference.
	21	Subsidiaries of the Registrant.
	23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.
	31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.
	32.2	Certification of Treasurer and Chief Finance Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.