Form 10-Q
period 2011-03-31
CHEMUNG FINANCIAL CORP
filed 2011-05-13
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2011

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
YES ☐ NO ☒

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 29, 2011 was 4,569,908.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	MARCH 31, 2011	DECEMBER 31, 2010
ASSETS
Cash and due from financial institutions	$20,463,469	$16,540,095
Interest-bearing deposits in other financial institutions	57,557,470	44,079,682
Total cash and cash equivalents	78,020,939	60,619,777

Securities available for sale, at estimated fair value	234,941,389	223,544,961
Securities held to maturity, estimated fair value of $10,118,593 at March 31, 2011 and $8,297,392 at December 31, 2010	9,515,607	7,715,123
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	3,207,000	3,328,900

Loans, net of deferred origination fees and costs, and unearned income	612,512,383	613,684,369
Allowance for loan losses	(9,590,951)	(9,498,131)
Loans, net	602,921,432	604,186,238

Loans held for sale	27,188	486,997
Premises and equipment, net	23,726,652	24,192,593
Goodwill	9,872,375	9,872,375
Other intangible assets, net	4,409,704	4,655,900
Bank owned life insurance	2,558,302	2,536,715
Other assets	17,565,687	17,187,706

Total assets	$986,766,275	$958,327,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$211,680,063	$197,322,036
Interest-bearing	606,540,267	589,036,816
Total deposits	818,220,330	786,358,852

Securities sold under agreements to repurchase	41,910,748	44,774,615
Federal Home Loan Bank term advances	20,000,000	20,000,000
Accrued interest payable	703,112	784,351
Dividends payable	891,403	881,203
Other liabilities	6,055,101	8,119,701
Total liabilities	887,780,694	860,918,722

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 4,300,134 issued at March 31, 2011 and December 31, 2010	43,001	43,001
Additional-paid-in capital	21,998,512	22,022,122
Retained earnings	95,181,232	94,407,620
Treasury stock, at cost (734,524 shares at March 31, 2011; 749,880 shares at December 31, 2010)	(18,774,155)	(19,166,655)
Accumulated other comprehensive income	536,991	102,475

Total shareholders' equity	98,985,581	97,408,563

Total liabilities and shareholders' equity	$986,766,275	$958,327,285

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
INTEREST AND DIVIDEND INCOME	2011	2010

Loans, including fees	$8,575,343	$8,824,775
Taxable securities	1,257,379	1,703,568
Tax exempt securities	315,423	292,320
Interest-bearing deposits	39,727	47,748

Total interest and dividend income	10,187,872	10,868,411

INTEREST EXPENSE
Deposits	1,027,365	1,664,720
Borrowed funds	234,425	234,425
Securities sold under agreements to repurchase	371,099	456,780

Total interest expense	1,632,889	2,355,925

Net interest income	8,554,983	8,512,486
Provision for loan losses	125,000	375,000

Net interest income after provision for loan losses	8,429,983	8,137,486

Other operating income:
Trust & investment services income	1,615,691	2,088,267
Service charges on deposit accounts	983,078	1,193,478
Net gain on securities transactions	193,398	-
Other-than-temporary loss on investment securities:
Total impairment losses	-	(260,525)
Loss recognized in other comprehensive income	-	-

Net impairment loss recognized in earnings	-	(260,525)

Net gain on sales of loans held for sale	46,932	51,488
Credit card merchant earnings	50,443	47,876
Income from bank owned life insurance	21,587	21,337
Other	1,427,570	852,688

Total other operating income	4,338,699	3,994,609

Other operating expenses:
Salaries and wages	3,923,505	3,834,220
Pension and other employee benefits	1,043,107	1,034,267
Net occupancy expenses	1,174,042	1,121,762
Furniture and equipment expenses	497,447	462,599
Data processing expense	861,813	802,875
Amortization of intangible assets	176,503	189,116
Losses on sales of other real estate owned	1,671	-
Other real estate owned expenses	27,223	82,906
FDIC insurance	252,395	305,309
Merger related direct transaction costs	1,036,072	-
Other	1,449,860	1,412,743

Total other operating expenses	10,443,638	9,245,799

Income before income tax expense	2,325,044	2,886,296
Income tax expense	660,029	886,109

Net income	$1,665,015	$2,000,187

Weighted average shares outstanding	3,624,446	3,606,448

Basic and diluted earnings per share	$0.46	$0.55

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2010	$43,001	$22,806,829	$87,826,331	$(20,024,661)	$(565,835)	$90,085,665
Comprehensive Income:
Net income	-	-	2,000,187	-	-	2,000,187
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	749,705	749,705
Change in funded status of Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	108,248	108,248
Total comprehensive income						2,858,140

Restricted stock units for directors' deferred compensation plan	-	27,403	-	-	-	27,403
Cash dividends declared ($.25 per share)	-	-	(881,724)	-	-	(881,724)
Distribution of 10,082 shares of treasury stock for director's compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,381 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Purchase of 6,287 shares of treasury stock	-	-	-	(133,103)	-	(133,103)
Balances at March 31, 2010	$43,001	$22,774,018	$88,944,794	$(19,828,321))	$292,118	$92,225,610

Balances at January 1, 2011	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563
Comprehensive Income:
Net income	-	-	1,665,015	-	-	1,665,015
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	339,664	339,664
Change in funded status of Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	94,852	94,852
Total comprehensive income (loss)						2,099,531
Restricted stock awards	-	6,254	-	-	-	6,254
Restricted stock units for directors' deferred compensation plan	-	24,968	-	-	-	24,968
Cash dividends declared ($.25 per share)	-	-	(891,403)	-	-	(891,403)
Distribution of 10,378 shares of treasury stock for directors' compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee compensation	-	(6,140)	-	61,140	-	55,000
Distribution of 286 shares of treasury stock for director’s deferred compensation	-	(7,363)	-	7,310	-	(53)
Distribution of 2,300 share of treasury stock for employee restricted stock warrants	-	(7,498)	-	58,788	-	51,290
Balances at March 31, 2011	$43,001	$21,998,512	$95,181,232	$(18,774,155)	$536,991	$98,985,581

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income	$1,665,015	$2,000,187
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	176,503	189,116
Provision for loan losses	125,000	375,000
Depreciation and amortization of fixed assets	704,659	693,754
Amortization of premiums on securities, net	195,308	165,680
Gains on sales of loans held for sale, net	(46,932)	(51,488)
Proceeds from sales of loans held for sale	2,325,959	1,945,788
Loans originated and held for sale	(1,819,218)	(1,765,607)
Net loss on sale of other real estate owned	1,671	-
Net gains on securities transactions	(193,398)	-
Net impairment loss recognized on investment securities	-	260,525
Increase in other assets	(650,636)	(959,530)
Decrease in prepaid FDIC assessment	234,174	273,209
Decrease in accrued interest payable	(81,239)	(110,996)
Expense related to restricted stock units for directors' deferred compensation plan	24,968	27,403
Expense related to employee stock compensation	55,000	55,000
Expense related to employee stock awards	6,254	-
Decrease in other liabilities	(1,831,697)	(2,816,287)
Income from bank owned life insurance	(21,587)	(21,337)
Net cash provided by operating activities	869,804	260,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	50,170,898	17,895,000
Proceeds from maturities and principal collected on securities available for sale	8,404,592	12,824,026
Proceeds from maturities and principal collected on securities held to maturity	172,790	3,290,691
Purchases of securities available for sale	(69,419,853)	(66,232,409)
Purchases of securities held to maturity	(1,973,274)	(1,183,348)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	-	(1,600)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	121,900	-
Purchases of premises and equipment	(238,718)	(254,136)
Proceeds from sale of other real estate owned	36,809	-
Net decrease in loans	1,139,806	9,646,424
Net cash used by investing activities	(11,585,050)	(24,015,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	32,078,587	35,518,658
Net decrease in time deposits and individual retirement accounts	(217,109)	(3,447,993)
Net (decrease) increase in securities sold under agreements to repurchase	(2,863,867)	687,169
Purchase of treasury stock	-	(133,103)
Cash dividends paid	(881,203)	(880,088)

Net cash provided by financing activities	28,116,408	31,744,643

Net increase in cash and cash equivalents	17,401,162	7,989,708
Cash and cash equivalents, beginning of period	60,619,777	79,738,396
Cash and cash equivalents, end of period	$78,020,939	$87,728,104

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,714,128	$2,466,921

Income Taxes	$309,686	$873,050

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$-	$444,920

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

The data in the consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements in the Corporation's 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2011.  That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2010 Annual Report on Form 10-K.  Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2011 and December 31, 2010, and results of operations for the three-month periods ended March 31, 2011 and 2010, and changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2011 and 2010. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2.           Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares including those related to directors’ restricted stock units and directors’ stock compensation are considered outstanding and are included in the computation of basic earnings per share as they are earned.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  The restricted stock awards granted in December 2010 are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 3,624,446 and 3,606,448 weighted average shares outstanding for the three-month periods ended March 31, 2011 and 2010, respectively.  There were no dilutive common stock equivalents during the three-month periods ended March 31, 2011 or 2010.

3.           Fair Value

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

The Corporation has developed an internal model for pricing these securities. This is the same model used in determining other-than-temporary impairment (“OTTI”) as further described in Note 7.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value.  These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at March 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$118,088,250	$45,638,000	$72,450,250	$-
Mortgage-backed securities, residential	54,663,119	-	54,663,119	-
Obligations of states and political subdivisions	41,724,968	-	41,724,968	-
Trust Preferred securities	2,374,191	-	2,025,156	349,035
Corporate bonds and notes	11,606,875	-	11,606,875	-
Corporate stocks	6,483,986	5,839,618	644,368	-
Total available for sale securities	$234,941,389	$51,477,618	$183,114,736	$349,035

		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$102,131,517	$40,581,250	$61,550,267	$-
Mortgage-backed securities, residential	62,761,633	-	62,761,633	-
Obligations of states and political subdivisions	38,765,092	-	38,765,092	-
Trust Preferred securities	2,344,094	-	2,009,509	334,585
Corporate bonds and notes	11,694,190	-	11,694,190	-
Corporate stocks	5,848,435	5,209,069	639,366	-
Total available for sale securities	$223,544,961	$45,790,319	$177,420,057	$334,585

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three -month periods ending March 31, 2011 and 2010:

	Fair Value Measurement three-months ended March 31, 2011 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement three-months ended March 31, 2010 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale
Beginning balance	$334,585	$511,480
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	(260,525)
Included in other comprehensive income	14,450	117,665
Transfers in and/or out of Level 3	-	-

Ending balance March 31	$349,035	$368,620

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at March 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$37,641	$-	$-	$37,641
Commercial mortgages:
Construction	85,785	-	-	87,785
Other	445,431	-	-	445,431
Total Impaired Loans	568,857	-	-	568,857
Other real estate owned, net	594,614	-	-	594,614
	$1,163,471	$-	$-	$1,163,471

		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial mortgages:
Construction	$72,211	$-	$-	$72,211
Other	580,329	-	-	580,329
Total Impaired Loans	652,540	$-	$-	$652,540
Other real estate owned, net	740,620	-	-	740,620
	$1,393,160	$-	$-	$1,393,160

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $798,883 with a valuation allowance of $230,026 as of March 31, 2011, resulting in no additional provision for loan losses for the three month period ending March 30, 2011.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $594,614 at March 31, 2011.  The net carrying amount reflects the outstanding balance of $594,614 net of a valuation allowance of $0 at March 31, 2011 and no write downs resulted for the three-month period ending March 31, 2011.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $892,298, with a valuation allowance of $239,758 as of December 31, 2010, resulting in no additional provision for loan losses for the year ending December 31, 2010.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $740,620 at December 31, 2010.  The net carrying amount reflected an outstanding balance of $909,947, net of a valuation allowance of $169,327 at December 31, 2010 and resulted in write downs of $169,327 for the year ending December 31, 2010.

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2011 and December 31, 2010, are as follows:

(dollars in thousands)	March 31, 2011		December 31, 2010
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$20,463	$20,463	$16,540	$16,540
Interest-bearing deposits in other financial institutions	57,557	57,557	44,080	44,080
Securities available for sale	234,941	234,941	223,545	223,545
Securities held to maturity	9,516	10,119	7,715	8,297
Federal Home Loan and Federal Reserve Bank stock	3,207	N/A	3,329	N/A
Net loans	602,921	618,534	604,186	618,859
Loans held for sale	27	27	487	487
Accrued interest receivable	3,359	3,359	2,713	2,713

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	564,633	564,633	532,555	532,555
Time deposits	253,587	255,735	253,804	256,281
Securities sold under agreements to repurchase	41,911	43,587	44,775	46,667
Federal Home Loan Bank advances	20,000	21,429	20,000	21,609
Accrued interest payable	703	703	784	784
Dividends payable	891	891	881	881

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

4.           Goodwill and Intangible Assets

The changes in goodwill during the periods ending March 31, 2011 and 2010 were as follows:

2011		2010
Beginning of year	$9,872,375	$9,872,375
Acquired goodwill	-	-

March 31,	$9,872,375	$9,872,375

Acquired intangible assets were as follows at March 31, 2011 and December 31, 2010:

	At March 31, 2011		At December 31, 2010
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$1,174,272	$723,710	$1,174,272	$674,141
Other customer relationship intangibles	6,063,423	2,104,281	6,133,116	1,977,347
Total	$7,237,695	$2,827,991	$7,307,388	$2,651,488

Aggregate amortization expense for the three-month period ended March 31, 2011 was $176,503.

The remaining estimated aggregate amortization expense at March 31, 2011 is listed below:

Year	Estimated Expense
2011	$503,936
2012	601,791
2013	479,695
2014	429,073
2015	380,548
2016 and thereafter	2,014,661

Total	$4,409,704

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

Comprehensive income for the three-month periods ended March 31, 2011 and 2010 was $2,099,531 and $2,858,140, respectively.  The following summarizes the components of other comprehensive income:

	Three Months Ended March 31,
Other Comprehensive Income	2011	2010
Unrealized holding gains on securities available for sale	$747,372	$1,105,063
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	-	117,665
Reclassification adjustment net gains realized in net income	(193,398)	-
Net unrealized gains	553,974	1,222,728
Tax effect	(214,310)	(473,023)
Net of tax amount	$339,664	$749,705
Change in funded status of defined benefit pension plan and other benefit plans	154,699	176,547
Tax effect	(59,847)	(68,299)
Net of tax amount	94,852	108,248

Total other comprehensive income	$434,516	$857,953

The following is a summary of the accumulated other comprehensive income balance, net of tax:

	Balance at December 31, 2010	Current Period Change	Balance at March 31, 2011
Unrealized gains on securities available for sale	$5,661,013	$339,664	$6,000,677
Amounts related to pension plans and other benefit plans	(5,558,538)	94,852	(5,463,686)

Total	$102,475	$434,516	$536,991

6.           Commitments and Contingencies

The Corporation is a party to certain financial instruments with off-balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, overdraft protection and commitments to fund new loans.  In accordance with accounting principles generally accepted in the United States of America, these financial instruments are not recorded in the financial statements.  The Corporation's policy is to record such instruments when funded. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

Also in the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  On February 14 and April 14, 2011, the Bank received separate settlement demands from representatives of beneficiaries of certain trusts for which the Bank has acted as trustee. The settlement demands relate to alleged claims of, among other things, breach of the Bank’s fiduciary duties as trustee, including the Bank’s alleged failure to adequately diversify the relevant trust portfolios. The beneficiaries seek aggregate damages of up to approximately $27.0 million. While none of the potential claims have been asserted in court, management believes it is probable that some or all of the claims will be asserted in the future. Although these matters are inherently unpredictable, management will defend any claims vigorously and has concluded that it is reasonably possible, but not probable, that the financial position, results of operations or cash flows of the Corporation could be materially adversely affected in any particular period by the unfavorable resolution of these as yet unasserted claims.  Accordingly, no liabilities have been accrued in the Corporation’s financial statements with respect to the unasserted claims.

7.           Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$117,550,392	$751,284	$213,426	$118,088,250
Mortgage-backed securities, residential	52,406,054	2,257,096	31	54,663,119
Obligations of states and political subdivisions	40,834,565	900,393	9,990	41,724,968
Corporate bonds and notes	11,015,353	591,522	-	11,606,875
Trust Preferred securities	2,599,890	148,311	374,010	2,374,191
Corporate stocks	748,338	5,741,730	6,082	6,483,986
Total	$225,154,592	$10,390,336	$603,539	$234,941,389

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$101,426,799	$916,547	$211,829	$102,131,517
Mortgage-backed securities, residential	60,379,269	2,385,036	2,672	62,761,633
Obligations of states and political subdivisions	38,143,972	672,067	50,947	38,765,092
Corporate bonds and notes	11,019,343	674,847	-	11,694,190
Trust Preferred securities	2,597,993	134,561	388,640	2,344,094
Corporate stocks	744,763	5,112,755	9,082	5,848,435
Total	$214,312,139	$9,895,813	$662,990	$223,544,961

Amortized cost and estimated fair value of securities held to maturity are as follows:

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$9,515,607	$602,986	$-	$10,118,593

Total	$9,515,607	$602,986	$-	$10,118,593

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$7,715,123	$582,269	$-	$8,297,392

Total	$7,715,123	$582,269	$-	$8,297,392

The amortized cost and estimated fair value of debt securities by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) are shown below:

	March 31, 2011
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$23,029,325	$23,209,017	$3,552,784	$3,584,383
After One, But Within Five Years	166,580,544	170,033,556	3,392,518	3,677,792
After Five, But Within Ten Years	33,708,363	34,497,795	2,570,305	2,856,418
After Ten Years	1,088,022	717,035	-	-
Total	$224,406,254	$228,457,403	$9,515,607	$10,118,593

Proceeds from sales of securities available for sale that resulted in realized gains were $25,170,898 for the three months ended March 31, 2011.  Gross gains of $193,398 were realized on these sales during the first quarter of 2011.  There were no calls of securities available for sale that resulted in gains for the three months ended March 31, 2011.  There were no gross losses from calls or sales of these transactions during the three months ended March 31, 2011.

Proceeds from calls of securities available for sale totaled $17,895,000 for the three months ended March 31, 2010.  There were no sales of securities available for sale during the three months ended March 31, 2010, and no gains or losses were recognized during the quarter ended March 31, 2010.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at March 31, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$72,355,500	$213,426	$-	$-	$72,355,500	$213,426
Mortgage-backed securities, residential	148,196	31	-	-	148,196	31
Obligations of states and political subdivisions	2,068,891	9,990	-	-	2,068,891	9,990
Trust preferred securities	-	-	349,035	374,010	349,035	374,010
Corporate stocks	-	-	43,910	6,082	43,910	6,082

Total temporarily impaired securities	$74,572,587	$223,447	$392,945	$380,092	$74,965,532	$603,539

(continued)

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and US Government sponsored enterprises	$25,543,154	$211,829	$-	$-	$25,543,154	$211,829
Mortgage-backed securities, residential	844,587	2,672	-	-	844,587	2,672
Obligations of states and political subdivisions	7,746,912	50,947	-	-	7,746,912	50,947
Trust preferred securities	-	-	334,585	388,460	334,585	388,460
Corporate stocks	-	-	40,910	9,082	40,910	9,082

Total temporarily impaired securities	$34,134,653	$265,448	$375,495	$397,542	$34,510,148	$662,990

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

As of March 31, 2011, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on these securities.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.

Our analysis of these investments includes $723 thousand book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at March 31, 2011 Moody's rated these securities as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

In determining the amount of "currently performing" collateral for the purposes of modeling the expected future cash flows, management analyzed the default and deferral history over the past 3 years in both of the securities held.  This review indicated significant increases in the number and amount of defaults and deferrals by the issuers.  Additionally, management has noted the correlation between the rising levels of non-performing loans as a percent of tangible equity plus loan loss reserves by those issuers that have defaulted and/or deferred interest payments.  Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes.  Management recognizes the potential of defaults and deferrals to continue over the next 12 to 24 months as the 157 depository institutions closed by regulators in 2010 exceeded that of 2009 when 140 banks failed.  The operating environment remains difficult for community and regional banks in many parts of the country, which could lead to higher default and deferral levels.  Twenty-six depository institutions were closed by regulators during the first three months of 2011.

The following table provides detailed information related to the pooled trust preferred securities held as of March 31, 2011:

Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral
MM Community Funding IX, Ltd. (Class B-2)	22.86%	17.05%	-54.09%	31.69%

TPREF Funding II, Ltd. (Class B)	19.48%	14.24%	-40.70%	17.74%

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

Upon completion of the March 31, 2011 analysis, our model indicated no additional other-than-temporary impairment on these securities.  Both of these securities remained classified as available for sale and represented $374 thousand of the unrealized losses reported at March 31, 2011. For both securities, payments continue to be made as agreed.

When the analysis of these securities was conducted at March 31, 2011, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis. This analysis indicated no further decline in value attributed to credit related factors stemming from any further deterioration in the underlying collateral payment streams in either security held.  Additionally, the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the securities based on current market conditions and interest rates.  This comparison indicated a slight increase in value during the quarter, based on factors other than credit which resulted in a gain reported in other comprehensive income.  This result is consistent with the fact that some improvement has been noted recently in the credit markets related to overall corporate and financial institution credit spreads.  Therefore, while the credit quality related to these securities remained stable during the quarter, the change in value related to other factors actually improved and resulted in this increase in the overall fair value of the impaired securities.  Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the three-month periods ending March 31, 2011 and 2010:

	2011	2010
Beginning balance, January 1,	$3,438,673	$3,045,668
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	260,525
Ending balance, March 31,	$3,438,673	$3,306,193

8.           Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	March 31, 2011	December 31, 2010
Commercial, financial and agricultural	$114,171,352	$114,697,440
Commercial mortgages	133,643,807	133,070,484
Residential mortgages	176,345,293	173,467,806
Indirect consumer loans	96,728,561	98,940,854
Consumer loans	91,623,370	93,507,785

	$612,512,383	$613,684,369

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

Activity in the allowance for loan losses by class of loans was as follows:

	Three Months Ended March 31,2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,973	$9,498,132
Charge Offs:	-	(3,764)	-	(206,911)	-	(210,675)
Recoveries:	117,465	2,753	14,479	43,797	-	178,494
Net charge offs	117,465	(1011)	14,479	(163,114)	-	(32,181)
Provision	273,312	76,262	49,955	(139,596)	(134,933)	125,000

Ending balance	$2,509,076	$2,650,309	$1,366,214	$2,424,312	$641,040	$9,590,951

Three-Months Ended March 31, 2010

Beginning balance:	$9,967,223
Charge offs:	(351,400)
Recoveries:	173,017
Net charge offs	(178,383)
Provision	375,000

Balance at end of period	$10,163,840

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2011 and December 31, 2010:

	March 31, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$26,043	$203,983	$-	$-	$-	$230,026
Collectively evaluated for impairment	2,483,033	2,446,326	1,366,214	2,424,312	641,040	9,360,925
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$2,509,076	$2,650,309	$1,366,214	$2,424,312	$641,040	$9,590,951

	December 31, 2010
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23,524	$216,234	$-	$-	$-	$239,758
Collectively evaluated for impairment	2,094,775	2,358,824	1,301,780	2,727,022	775,972	9,258,373
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131

	March 31, 2011
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,202,599	$4,084,546	$306,629	$-	$7,593,774
Loans collectively evaluated for impairment	111,259,611	129,898,943	176,475,961	188,947,780	$606,582,295
Loans acquired with deteriorated credit quality	-	-	-	-	-

Total ending loans balance	$114,462,210	$133,983,489	$176,782,590	$188,947,780	$614,176,069

	December 31, 2010
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,215,761	$4,450,882	$408,392	$-	$8,075,035
Loans collectively evaluated for impairment	111,778,238	128,963,664	173,465,831	193,098,341	607,306,074
Loans acquired with deteriorated credit quality	-	-	-	-	-

Total ending loans balance	$114,993,999	$133,414,546	$173,874,223	$193,098,341	$615,381,109

The following tables present loans individually evaluated for impairment, the average recorded investment and interest income recognized by class of loans as of March 31, 2011 an d December 31, 2010:

	March 31, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$4,277,952	$-	$3,138,703	$3,165,465	$8,426
Commercial mortgages:
Construction	30,654	-	30,654	31,460	-
Other	3,918,144	-	3,318,572	3,434,129	-
Residential mortgages	306,341	-	306,629	357,510	2,374
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	63,683	26,043	63,896	43,715	-
Commercial mortgages:
Construction	20,164	20,165	20,164	35,551	-
Other	735,477	183,818	715,156	766,573	-

Total	$9,352,415	$230,026	$7,593,774	$7,834,403	$10,800

(continued)
	December 31, 2010
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$4,334,095	$-	$3,192,227	$1,876,603	$73,657
Commercial mortgages:
Construction	32,266	-	32,266	8,067	-
Other	4,148,423	-	3,549,686	3,374,678	63,061
Residential mortgages	407,105	-	408,392	309,537	21,324
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	23,524	23,524	23,534	1,393,995	386
Agricultural	-	-	-	6,211	453
Commercial mortgages:
Construction	50,939	43,514	50,939	215,901	-
Other	838,277	172,720	817,991	1,378,687	969
Residential mortgages	-	-	-	215,299	6470

Total	$9,834,629	$239,758	$8,075,035	$8,778,978	$166,320

The following table presents the recorded investment in non accrual and loans past due over 90 days still on accrual by class of loans:

	March 31, 2011		December 31, 2010
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural:
Commercial & industrial	$2,977,868	$-	$2,938,174	$-
Commercial mortgages
Construction	50,818	-	83,204	-
Other	4,026,303	-	4,230,701	-
Residential mortgages	2,284,134	-	2,558,534	-
Consumer loans
Credit cards	-	17,719	-	11,174
Home equity lines & loans	442,543	-	545,039	-
Indirect consumer loans	28,977	-	180,632	-
Other direct consumer loans	124,429	-	61,601	-

Total	$9,935,071	$17,719	$10,597,886	$11,174

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$41,064	$-	$2,955,993	$2,997,057	$110,759,830	$113,756,887
Agricultural	-	-	-	-	705,323	705,323
Commercial mortgages:
Construction	-	-	-	-	8,185,233	8,185,233
Other	300,718	-	2,430,650	2,731,368	123,066,888	125,798,256
Residential mortgages	825,158	71,042	863,842	1,760,042	175,022,547	176,782,589
Consumer loans:
Credit cards	9,429	6,811	17,719	33,959	1,790,382	1,824,341
Home equity lines & loans	243,529	87,756	144,943	476,228	75,441,705	75,917,933
Indirect consumer loans	170,145	63,972	99,894	334,011	96,723,155	97,057,166
Other direct consumer loans	94,085	1,626	13,126	108,837	14,039,504	14,148,341
Total	$1,684,128	$231,207	$6,526,167	$8,441,502	$605,734,567	$614,176,069

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, financial and agricultural
Commercial & industrial	$33,434	$17,351	$2,914,640	$2,965,425	$111,202,073	$114,167,498
Agricultural	-	-	-	-	826,501	826,501
Commercial mortgages
Construction	-	-	63,102	63,102	9,029,450	9,092,552
Other	116,432	-	2,913,525	3,029,957	121,292,041	124,321,998
Residential mortgages	1,851,412	277,276	1,404,067	3,532,755	170,341,467	173,874,222
Consumer loans
Credit cards	4,889	16,635	11,174	32,698	1,989,199	2,021,897
Home equity lines & loans	550,134	79,910	321,116	951,160	76,052,290	77,003,450
Indirect consumer loans	465,818	154,969	146,221	767,008	98,571,142	99,338,150
Other direct consumer loans	51,125	12,502	41,964	105,591	14,629,253	14,734,844
Total	$3,073,244	$558,643	$7,815,809	$11,447,696	$603,933,416	$615,381,112

Troubled Debt Restructurings:

The Corporation has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 or December 31, 2010.  The Corporation has not committed to lend any additional amounts as of March 31, 2011 or December 31, 2010 to customers with outstanding loans that are classified as trouble debt restructurings.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans individually by classifying the loans as to credit risk.  This analysis includes new consumer, mortgage and home equity loans and lines with outstanding balances greater than $50 thousand, $250 thousand and $100 thousand, respectively, along with a sample of existing loans and non-homogeneous loans, such as commercial and commercial real estate loans.  The loans meeting these criteria are reviewed at least annually.  The Corporation uses the following definitions for risk rating:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Based on the analysis’s performed as of March 31, 2011 and December 31, 2010, the risk category of the recorded investment of loans by class of loans is as follows:

	March 31, 2011
	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$90,036,030	$14,978,548	$6,900,536	$1,562,794
Agricultural	-	704,551	774	-	-
Commercial mortgages:
Construction	-	6,646,701	653,220	885,335	-
Other	-	110,139,738	7,227,933	8,430,944	-
Residential mortgages	174,404,042	-	-	2,434,098	-
Consumer loans:
Credit cards	2,230,655	-	-	-	-
Home equity lines & loans	75,476,058	-	-	442,543	-
Indirect consumer loans	96,932,737	-	-	124,428	-
Other direct consumer loans	14,119,364	-	-	28,977	-
Total	$363,162,856	$207,527,020	$22,860,475	$19,246,861	$1,562,794

(continued)
	December 31, 2010
	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural
Commercial & industrial	$-	$90,887,538	$16,946,891	$4,770,276	$1,562,794
Agricultural	-	824,882	1,619	-	-
Commercial mortgages
Construction	-	7,497,488	672,136	922,928	-
Other	-	108,732,393	7,245,641	8,343,964	-
Residential mortgages	171,024,544	-	-	2,849,678	-
Consumer loans		-	-	-	-
Credit cards	2,021,896	-	-	-	-
Home equity lines & loans	76,458,414	-	-	545,037	-
Indirect consumer loans	99,155,306	-	-	77,883	-
Other direct consumer loans	14,656,960	-	-	182,844	-
Total	$363,317,120	$207,942,301	$24,866,287	$17,692,610	$1,562,794

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$174,348,493	$1,806,622	$75,475,389	$96,932,736	$14,119,365
Non-Performing	2,434,097	17,719	442,543	124,429	28,977

Total	$176,782,590	$1,824,341	$75,917,932	$97,057,165	$14,148,342

	December 31, 2010
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$171,070,881	$2,010,723	$76,458,413	$99,157,518	$14,673,243
Non-Performing	2,803,342	11,174	545,037	180,632	61,601

Total	$173,874,223	$2,021,897	$77,003,450	$99,338,150	$14,734,844

9.           Components of Quarterly and Year-to-Date Net Periodic Benefit Costs

	Three Months Ended March 31,
	2011	2010
Qualified Pension
Service cost, benefits earned during the period	$259,134	$266,358
Interest cost on projected benefit obligation	392,956	479,012
Expected return on plan assets	(585,673)	(694,136)
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	7,470	14,198
Amortization of unrecognized net loss	169,113	184,568

Net periodic pension expense	$243,000	$250,000

Supplemental Pension
Service cost, benefits earned during the period	$7,656	$8,257
Interest cost on projected benefit obligation	13,443	15,212
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized net loss	2,366	1,531
Net periodic supplemental pension expense	$23,465	$25,000

Postretirement, Medical and Life
Service cost, benefits earned during the period	$8,250	$7,500
Interest cost on projected benefit obligation	18,750	18,750
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	(24,250)	(23,750)
Amortization of unrecognized net gain	-	-
Net periodic postretirement, medical and life expense	$2,750	$2,500

On April 21, 2010 the Corporation's Board of Directors approved an amendment to the Corporation’s Defined Benefit Pension Plan.  Under the amendment, which became effective on July 1, 2010, new employees hired on or after the effective date will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits.  While the Corporation expects that there will be no immediate material impact on its results of operations or financial condition, going forward it is anticipated that the amendment will result in a decrease in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

10.           Segment Reporting

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

Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results is shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments.

(dollars in thousands) Period ended March 31, 2011	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$8,553	$-	$2	$8,555
Provision for loan losses	125	-	-	125
Net interest income after provision for loan losses	8,428	-	2	8,430
Other operating income	2,079	1,616	644	4,339
Other operating expenses	8,405	1,816	223	10,444
Income (loss) before income tax expense	2,102	(200)	423	2,325
Income tax expense (benefit)	591	(78)	147	660

Segment net income (loss)	$1,511	$(122)	$276	$1,665

Segment assets	$977,553	$6,098	$3,115	$986,766

(dollars in thousands) Period ended March 31, 2010	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$8,511	$-	$1	$8,512
Provision for loan losses	375	-	-	375
Net interest income after provision for loan losses	8,136	-	1	8,137
Other operating income	1,772	2,088	135	3,995
Other operating expenses	7,194	1,847	205	9,246
Income (loss)before income tax expense	2,714	241	(69)	2,886
Income tax expense (benefit)	838	93	(45)	886

Segment net income (loss)	$1,876	$148	$(24)	$2,000

Segment assets	$998,171	$6,693	$3,177	$1,008,041

11.           Stock Based Compensation

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

A summary of restricted stock activity as of March 31, 2011, and changes during the period ended then ended, is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2010	5,886	$21.25
Granted	-	-
Vested	-	-
Forfeited or Cancelled	-	-
NonVested at March 31, 2011	5,886	$21.25

As of March 31, 2011, there was $117,680 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.71 years.

12.           Subsequent Event

On April 8, 2011, the Corporation completed its merger with Fort Orange Financial Corp. (“FOFC”), the holding company of Capital Bank & Trust Company (“Capital Bank”) based in Albany, New York, with FOFC being merged with and into the Corporation, and the Corporation being the surviving entity.  Immediately following the merger, Capital Bank was merged with and into the Bank.  Under the terms of an Agreement and Plan of Merger (the “Agreement”) entered into on October 14, 2010, the Corporation purchased all of the outstanding shares of FOFC common stock in a stock and cash transaction valued at approximately $31.5 million, based upon the Corporation’s closing stock price on the date of the merger.  For each share of FOFC common stock outstanding immediately prior to the merger, each FOFC shareholder had the right to elect to receive: (i) all cash in the amount of $7.50 per share (“Cash Consideration”), (ii) all stock at an exchange ratio of 0.3571 of a share of the Corporation’s common stock for each share of FOFC common stock (“Stock Consideration”) or (iii) a mix of Cash Consideration for 25% of their shares and Stock Consideration for 75% of their shares.  The total consideration to be paid by the Corporation was subject to the requirement that 25% of the FOFC common stock be acquired for the Cash Consideration and 75% be acquired for the Stock Consideration. As a result of the merger, the Corporation issued approximately 1.01 million additional shares of its common stock.  Management expects the merger to be accretive to earnings and earnings per share in 2011, excluding direct transaction costs.

As of the date of the merger, Capital Bank’s unaudited balance sheet included approximately $254 million in assets, a loan portfolio approximating $171 million and deposits of $199 million.
With the completion of the acquisition, the Corporation becomes a $1.2 billion financial institution with 28 offices located in eight New York counties, as well as Bradford County in Pennsylvania.  The new Capital Bank branch locations are in Albany, Clifton Park, Latham and Slingerlands.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three-month period ended March 31, 2011, with comparisons to the comparable period in 2010, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2011.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, including those in connection with our April 8, 2011 acquisition of Fort Orange Financial Corporation and the integration of its business with ours, competition, changes in law or the regulatory environment, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends.  Information concerning risks facing the Corporation can be found in our periodic filings with the Securities and Exchange Commission, including in our 2010 Annual Report on Form 10-K.  These filings are available publicly on the SEC's website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3788. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Critical accounting policies include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions. The Corporation prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  Actual results could be different from these estimates.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover probable incurred credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations. While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  Real estate values in the Corporation’s market area did not increase dramatically in the prior several years, and, as a result, any declines in real estate values have been modest.  While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. In April 2009, the FASB issued accounting guidance which amended existing guidance for determining whether impairment is other-than-temporary for debt securities.  The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes $723 thousand book value of two collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities.  These securities were rated high quality when purchased, but at March 31, 2011 Moody's rated these securities both as Caa3, which is defined as substantial risk of default.  The Corporation uses an OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pools, as well as overall default rates based on historical bank debt default rate averages.  For the quarter ended March 31, 2011, no OTTI losses were recognized in earnings.  Both of these securities remained classified as available for sale and represented $374 thousand of the unrealized losses reported at March 31, 2011. Both securities continue to accrue interest and payments continue to be made as agreed.

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

Financial Condition

Consolidated assets at March 31, 2011 totaled $986.8 million, an increase of $28.4 million or 3.0% since December 31, 2010.  The increase was principally due to a $17.4 million increase in total cash and cash equivalents and a $13.2 million increase in the Corporation’s securities portfolio, offset by a $1.2 million decrease in loans, net of deferred fees and costs and unearned income.

As noted above, total loans, net of deferred fees and costs and unearned income decreased $1.2 million or 0.2% from December 31, 2010 to March 31, 2011 as a $4.1 million decrease in total consumer loans was partially offset by increases in residential mortgages and commercial loans (including commercial mortgages) totaling $2.9 million and $47 thousand, respectively.  The increase in residential mortgages was due in large part to the closing of mortgages originally approved during a 2010 mortgage promotion, while the decrease in consumer loans was principally due to a $2.2 million decrease in indirect automobile loans, a $530 thousand decrease in other consumer installment loans and a $1.1 million decrease in home equity balances.  During the first quarter, approximately $2.3 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $80 thousand originated and sold to the State of New York Mortgage Agency.

The composition of the loan portfolio is summarized as follows:

	March 31, 2011	December 31, 2010
Commercial, financial and agricultural	$114,171,352	$114,697,440
Commercial mortgages	133,643,807	133,070,484
Residential mortgages	176,345,293	173,467,806
Indirect Consumer loans	96,728,561	98,940,854
Consumer loans	91,623,370	93,507,785

	$612,512,383	$613,684,369

The available for sale segment of the securities portfolio totaled $234.9 million at March 31, 2011, an increase of approximately $11.4 million or 5.1% from December 31, 2010. At amortized cost, the available for sale portfolio increased $10.8 million, with unrealized appreciation related to the available for sale portfolio increasing $554 thousand.  Federal agency bonds increased $10.9 million as during the quarter $36.2 million of purchases were partially offset by agency bond calls and maturities totaling $25.3 million.  Additionally, U.S. Treasury bonds increased $5.3 million reflecting purchases during the quarter totaling $30.3 million, offset by the sale of a $25.0 million bond, while municipal bonds increased $2.7 million.  These increases were somewhat offset by paydowns of mortgage-backed securities totaling approximately $8.0 million.  The increase in unrealized appreciation related to the available for sale portfolio was due in large part to an increase in unrealized gains in the Corporation’s equity and municipal bond portfolios, offset in part primarily by the impact of somewhat higher mid to long term market rates on the mortgage-backed securities and corporate bond portfolios, as well as the recognition of a $193 thousand realized gain on the sale of a U.S. Treasury bond during the first quarter of 2011.  The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $1.8 million from $7.7 million at December 31, 2010 to $9.5 million at March 31, 2011.

As noted above, total cash and cash equivalents increased $17.4 million since December 31, 2010.  Due in large part to an increase in deposits as discussed below and the decrease in loans exceeding the growth in the securities portfolio, interest bearing deposits at other financial institutions increased $13.5 million. Additionally, cash and due from financial institutions increased $3.9 million primarily due to an increased level of period-end branch cash levels and federal transit items.  With total cash and due from banks totaling $78.0 million at March 31, 2011, the Corporation continues to maintain a strong liquidity position and we continue to evaluate alternative investment of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Since December 31, 2010, total deposits have increased $31.9 million or 4.1% to $818.2 million, with public fund balances increasing $23.1 million and all other deposits increasing $8.8 million.  The increase in public fund accounts was due to a $10.7 million increase in insured money market account ("IMMA") balances, a $3.9 million increase in NOW account balances, and a $3.7 million increase in time deposits, as well as increases in demand deposit and savings balances totaling $2.8 million and $2.0 million, respectively.  The increase in all other period-end deposits reflects an $11.6 million increase in demand deposits and a $7.3 million increase in savings account balances, with these increases somewhat offset primarily by a $3.9 million decrease in time deposits, as well as decreases in IMMA and NOW account balances totaling $3.8 million and $2.4 million, respectively.

A $2.9 million decrease in securities sold under agreements to repurchase reflects the maturity of a $2.5 million advance during the quarter, while a $2.1 million decrease in other liabilities was due in large part to the payment of escrowed real estate taxes during the quarter, as well as the payment of previously accrued compensation and benefits.

Asset Quality

Non-Performing Loans

Non-performing loans at March 31, 2011 totaled $10.318 million compared to $11.254 million at year-end 2010, a decrease of $936 thousand.  This decrease was due to a $658 thousand decrease in non-accrual loans and a $285 thousand decrease in accruing troubled debt restructurings ("TDR's"), offset by a $7 thousand increase in accruing loans 90 days or more past due.  The $658 thousand decrease in non-accrual loans was principally due to decreases in non-accruing residential mortgages and commercial loans totaling $274 thousand and $190 thousand, respectively.  The decrease in non-accruing residential mortgages resulted primarily from the payoff of a $238 thousand mortgage, while the decrease in non-accruing commercial loans was primarily due to principal reductions as well as the payoff of one loan with a balance of $48 thousand at December 31, 2010.  In addition to the above, non-accruing home equity loans and other consumer loans were down $103 thousand and $90 thousand, respectively.  Included in the non-accrual loan totals are commercial loans to one borrower totaling $5.192 million.  Loans to this borrower carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporation's remaining exposure on these loans to $345 thousand.  It is generally the Corporation's policy that loans 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  Loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

As noted above, accruing TDR’s decreased $285 thousand since December 31, 2010 as during the first quarter a commercial loan totaling $136 thousand and two residential mortgages totaling $94 thousand at December 31, 2010 were removed from TDR status in accordance with the Corporation’s policy that TDR's that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDR's in years subsequent to the year in which the loan was first reported as TDR.  Additionally, $55 thousand of principal reductions were received on a commercial loan TDR.  Concessions made on commercial loan TDR’s involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and/or payment reductions.  Overall, our past experience in working with borrowers in restructuring troubled debt has been favorable. TDR's are evaluated for impairment based upon the present value of expected future cash flows, with any changes recorded through the provision for loan losses.

At March 31, 2011, OREO totaled $594 thousand compared to $741 thousand at December 31, 2010, a decrease of $147 thousand.  During the first quarter no new properties were placed in OREO and one property totaling $38 thousand was sold.  The balance of the decrease was due to the receipt of private mortgage insurance reimbursement on one property.  At March 31, 2011, OREO properties consisted of three residential properties totaling $282 thousand, two commercial properties totaling $94 thousand and undeveloped land totaling $218 thousand.

Impaired Loans

Impaired loans, excluding residential real estate loans determined to be troubled debt restructurings, at March 31, 2011 totaled $7.283 million compared to $7.665 million at December 31, 2010.  The decrease of $382 thousand reflects the above discussed decreases in non-accrual commercial loans and commercial loan TDR’s totaling $190 thousand and $192 thousand, respectively.  Included in the impaired loan total are loans totaling $799 thousand for which impairment allowances of $230 thousand have been specifically allocated to the allowance for loan losses.  As of December 31, 2010, the impaired loan total included $892 thousand of loans for which specific impairment allowances of $240 thousand were allocated to the allowance for loan losses.  The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired.  Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  If market conditions warrant, future appraisals are obtained.  Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest.  The appraisals are performed by independent third parties and reflect the properties market value "as is".  In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. In situations where partial charge-offs have been recognized, any balance remaining continues to be reflected as non-performing until the loan has been paid in full.  In the case of impaired loans secured by assets other than real estate (i.e. business assets), a collateral valuation is performed using data from the client's most recently received financial statements, and applying discount rates based upon the type of collateral.

The following table summarizes the Corporation's non-performing assets:

(dollars in thousands)	March 31, 2011	December 31, 2010
Non-accrual loans	$9,928	$10,586
Troubled debt restructurings	372	657
Accruing loans past due 90 days or more	18	11
Total non-performing loans	$10,318	$11,254
Other real estate owned	594	741

Total non-performing assets	$10,912	$11,995

In addition to non-performing loans, as of March 31, 2011, the Corporation has identified commercial relationships totaling $9.7 million as potential problem loans, as compared to $7.2 million at December 31, 2010.  This increase of $2.5 million resulted from the addition of a commercial relationship totaling $2.6 million, partially offset by principal reductions on other potential problem loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in the disclosure of such loans as non-performing at some time in the future.  Potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, be restructured, or require increased allowance coverage and provisions for loan losses.

Included in the Corporation's investment portfolio at March 31, 2011 are two collateralized debt obligations consisting of pools of trust preferred securities issued by other financial institutions.  While we continue to receive all contractual payments on these securities, given the continued weakness in the economy, and the financial services sector in particular, there can be no assurance that these securities will not become non-performing at some future date.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral) changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay.  Based upon an analysis of these factors, including the aforementioned decrease in non-performing loans and a decrease in net charge-offs as discussed below, the Corporation’s provision for loan losses decreased $250 thousand from $375 thousand in the first quarter of 2010 to $125 thousand in the first quarter of this year.

Net charge-offs totaled $32 thousand during the first quarter of 2011 compared to $178 thousand during the first quarter of last year, a decrease of $146 thousand.  This improvement was principally due to decreases in net consumer loan and residential mortgage charge-offs totaling $103 thousand and $50 thousand, respectively, and is reflective of the improvement we have experienced in credit quality over the past year.  At March 31, 2011, the Corporation's allowance for loan losses totaled $9.591 million, resulting in a coverage ratio of allowance to non-performing loans of 93.0%. As noted above, included in non-performing loans at March 31, 2011 were loans which carried USDA guarantees totaling $4.847 million.  Also included in the non-performing loan totals are other loans with remaining balances totaling $490 thousand on which the Corporation has previously recognized partial charge-offs in the amount of $772 thousand.  Excluding the USDA guaranteed amount and other loans for which partial charge-offs have already been recognized from the non-performing total, the coverage ratio of allowance to non-performing loans was 192.6%. The allowance for loan losses to total loans was 1.57% at March 31, 2011, and represents an amount that management believes will be adequate to absorb probable incurred loan losses on existing loans.

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios.  Management's methodology followed in evaluating the allowance for loan losses includes a detailed analysis of historical loss factors for pools of similarly graded loans, as well as specific collateral reviews of relationships graded special mention, substandard or doubtful with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the evaluation of collateral.  In addition, management has formally documented factors considered in determining the appropriate level of general reserves, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends.  These amounts have been included in the allocated portion of the loan categories to which they relate.

At March 31, 2011, in addition to the qualitative factors allocated within the allowance, the Corporation maintained $641 thousand of the allowance as unallocated.  While some preliminary improvements have been seen in the local economy and while some loans have improved, the recovery is still very fragile and management believes it is prudent to see a longer period of sustained improvement before completely reflecting this in the allowance.  Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

Activity in the allowance for loan losses was as follows:

(dollars in thousands)	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$9,498	$9,967
Charge-offs:
Commercial, financial and agricultural	(4)	-
Commercial mortgages	-	-
Residential mortgages	-	(36)
Consumer loans	(207)	(315)
Total	(211)	(351)
Recoveries:
Commercial, financial and agricultural	120	123
Commercial mortgages	-	-
Residential mortgages	14	-
Consumer loans	44	50
Total	179	173
Net charge-offs	(32)	(178)
Provision charged to operations	125	375

Balance at end of period	$9,591	$10,164

Results of Operations
First Quarter of 2011 vs. First Quarter of 2010

Net income for the first quarter of 2011 totaled $1.665 million, a decrease of $335 thousand as compared to first quarter 2010 net income of $2.000 million.  Earnings per share decreased 16.4% from $0.55 per share to $0.46 per share.  This decrease in first quarter earnings is attributable to direct transaction costs incurred during the first quarter of this year totaling $1.036 million related to the Corporation’s acquisition of Fort Orange Financial Corp. which closed on April 8, 2011.  Excluding these costs, first quarter 2011 net income would have totaled approximately $2.345 million or $0.65 per share.

Net interest income compared to the first quarter of 2010 increased $42 thousand or 0.5% to $8.555 million, with the net interest margin increasing 1 basis point to 3.84%.  The improvement in net interest income was due principally to a 38 basis point decrease in the cost of average interest bearing liabilities, and an increase in average loans, partially offset by a 32 basis point decrease in the yield on average earning assets.  A $1.5 million or 0.2% increase in average earning assets reflects a $26.1 million increase in average loans, offset by decreases in the average investment portfolio and interest bearing deposits at other financial institutions totaling $11.8 million and $12.8 million, respectively.  While on average, earning assets increased 1.5%, total interest and dividend income decreased $681 thousand or 6.3%, as the average yield on earning assets decreased 32 basis points to 4.57%.

Total average funding liabilities, including non-interest bearing demand deposits, as compared to the first quarter of last year, decreased $11.8 million or 1.3% to $875.6 million as average borrowings and deposits decreased $10.5 million and $1.3 million, respectively.  In total, average non-interest bearing deposits increased $19.6 million, while average interest-bearing deposits decreased $20.9 million.  The decrease in average interest-bearing deposits was reflected primarily in lower average time deposits and IMMA balances totaling $26.3 million and $8.1 million, respectively, partially offset by increases in average savings and NOW account balances totaling $9.3 million and $4.2 million, respectively.  The decrease in average borrowings was due to a $10.5 million decrease in average securities sold under agreements to repurchase.  While average interest-bearing liabilities decreased $31.4 million or 4.5%, interest expense decreased $723 thousand or 30.7%, as the average cost of interest-bearing liabilities decreased 38 basis points from 1.37% to 0.99%.

As discussed under the Asset Quality section of this report, a $250 thousand decrease in the provision for loan losses was principally due to improved credit quality and a decrease in net charge-offs, as well as management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the first quarter of 2011 compared to the first quarter of 2010 increased $344 thousand or 8.6% due primarily to a $418 thousand increase in revenue from the Corporation’s equity investment in Cephas Capital Partners, L.P. (“Cephas”), a small business investment company limited partnership, a $261 thousand decrease in other-than-temporary impairment (“OTTI”) charges on two CDO’s consisting of pools of trust preferred securities issued by other financial institutions and a $193 thousand increase in net gains on securities transactions.  The increase in revenue from our equity investment in Cephas was due in large part to a gain recognized by Cephas on the exercise of stock warrants held in one of their investments.  The decrease in OTTI charges was due to a reduced level of deterioration in the credit quality of the underlying issuers, and we continue to receive all contractual payments on these investments.  The increase in net gains on securities transactions resulted from the sale of a $25.0 million US Treasury bond during the first quarter of this year.  Other factors included a $91 thousand increase in revenue of CFS Group, Inc. and a $79 thousand increase in check card interchange fee income.  These increases were offset in part primarily by decreases in Wealth Management Group (formerly referred to as Trust and Investment Center) fee income and service charges on deposit accounts totaling $473 thousand and $210 thousand, respectively.  The decrease in Wealth Management Group fee income was related to the closing of a large estate during the fourth quarter of 2010, while the decrease in service charges was primarily due to lower net overdraft fee income.

First quarter 2011 operating expenses were $1.198 million or 13.0% higher than the comparable period last year, due in large part to the aforementioned direct acquisition transaction costs totaling $1.036 million.  Excluding these costs, all other operating expenses increased $162 thousand or 1.7%.  This increase was principally due to an $89 thousand increase in salaries, a $59 thousand increase in data processing costs and a $52 thousand increase in net occupancy expense.  The increase in data processing costs was primarily due to higher Wealth Management Group and check card processing costs, while the increase in net occupancy expense reflects higher property maintenance costs.  Other expense increases included a $35 thousand increase in furniture and equipment expense as well as a $21 thousand increase in stationery and supplies.  These increases were offset in part primarily by decreases in FDIC insurance and other real estate owned expenses totaling $53 thousand and $56 thousand, respectively.

A $226 thousand decrease in income tax expense was principally due to the $561 thousand decrease in pre-tax income, while the decrease in the effective tax rate from 30.7% to 28.4% reflects an increase in the relative percentage of tax exempt income to pre-tax income.

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

(dollars in thousands)	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$614,765	$8,575	5.66%	$588,666	$8,824	6.08%
Taxable securities	176,831	1,257	2.88%	194,280	1,704	3.56%
Tax-exempt securities	47,330	316	2.70%	41,716	292	2.84%
Federal funds sold	-	-	-%	-	-	-%
Interest-bearing deposits	64,454	40	0.25%	77,223	48	0.25%
Total earning assets	903,380	10,188	4.57%	901,885	10,868	4.89%

Non-earning assets:
Cash and due from banks	20,760			23,376
Premises and equipment, net	24,031			24,749
Other assets	33,741			38,313
Allowance for loan losses	(9,592)			(10,101)
AFS valuation allowance	9,623			8,338
Total	$981,943			$986,560

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest bearing demand deposits	$53,315	12	0.09%	$49,113	13	0.11%
Savings and insured money market deposits	294,523	174	0.24%	293,268	326	0.45%
Time deposits	253,810	841	1.34%	280,129	1,326	1.92%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	64,705	606	3.80%	75,205	691	3.73%
Total interest-bearing liabilities	666,353	1,633	0.99%	697,715	2,356	1.37%

Non-interest-bearing liabilities:
Demand deposits	209,233			189,628
Other liabilities	7,266			7,698

Total liabilities	882,852			895,041

Shareholders' equity	99,091			91,519

Total	$981,943			$986,560

Net interest income		$8,555			$8,512

Net interest rate spread			3.58%			3.52%

Net interest margin			3.84%			3.83%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest and dividends earned on:
Loans	$381	$(630)	$(249)
Taxable securities	(144)	(303)	(447)
Tax-exempt securities	39	(15)	24
Federal funds sold	-	-	-
Interest-bearing deposits	(8)	-	(8)

Total income earning assets	$18	$(698)	$(680)

Interest paid on:
Demand deposits	$1	$(2)	$(1)
Savings and insured money market deposits	1	(153)	(152)
Time deposits	(116)	(369)	(485)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(97)	12	(85)

Total expense interest-bearing liabilities	$(102)	$(621)	$(723)

Net interest income	$120	$(77)	$43

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $85.5 million and $66.8 million at March 31, 2011 and March 31, 2010, respectively.

During the first three months of 2011, cash and cash equivalents increased $17.4 million as compared to an increase of $8.0 million during the first three months of last year.  In addition to cash provided by operating activities, major sources of cash during the first quarter of 2011 included proceeds from sales, maturities, calls and principal reductions on securities totaling $58.7 million, a $31.9 million increase in deposits and a $1.1 million decrease in loans.  Proceeds from the above were used primarily to fund purchases of securities totaling $71.6 million, a net decrease in securities sold under agreements to repurchase totaling $2.9 million and the payment of cash dividends in the amount of $881 thousand.

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

As of March 31, 2011, the Bank’s leverage ratio was 8.29%.  The Tier I and Total Risk Adjusted Capital ratios were 12.43% and 14.09%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first quarter of 2011 the Corporation declared a cash dividend of $0.25 per share, unchanged from the dividend declared during the first quarter of 2010.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position.  On November 17, 2010, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009.  The extension authorizes the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first year of the plan.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  During the first quarter of 2011 no treasury shares were purchased, and through March 31, 2011, a total of 20,731 shares had been purchased under this program.  During the first quarter of 2011, 15,356 shares were re-issued from treasury to fund the stock component of directors’ 2010 compensation, distributions under the Corporation’s directors’ deferred stock plan, a stock grant to an executive officer and funding for the Corporation’s profit sharing, savings and investment plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At March 31, 2011, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.74% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 3.19%.  Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.29% and 4.54%, respectively.  Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At March 31, 2011, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 8.48% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.80%.  Both are within the established tolerance limit of 15%.  Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 4.40% and 8.46%, respectively. Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first three months of 2011.

Item 3:                      Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4:                      Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2011 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2011.

During the three months ended March 31, 2011, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)

There were no repurchases by the Corporation of shares of its common stock in the first quarter of 2011.

(1) On November 17, 2010, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009.  The extension authorizes the purchase of up to 90,000 shares of the Corporation's outstanding common stock, including those shares purchased during the first year of the plan.  Purchases will be made from time to time on the open-market or in privately negotiated transactions, and will be at the discretion of management.

Item 6.	EXHIBITS
The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference:

3.1  Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

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

3.4  Amended and Restated Bylaws of the Registrant, as amended to December 15, 2010. Filed as Exhibit 3.4 to Registrant's Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference.

10.13  Change of Control Agreement dated March 21, 2011 between Chemung Canal Trust Company and Charles J. Vita, Executive Vice President and Chief Administrative and Risk Officer.  Filed herewith and incorporated herein by reference.*

10.14 Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division. Filed herewith and incorporated herein by reference.*

31.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

32.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATE:	May 13, 2011	/s/ Ronald M. Bentley
Ronald M. Bentley
President & Chief Executive Officer

DATE:	May 13, 2011	/s/ John R. Battersby Jr.
John R. Battersby Jr.
Treasurer & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1  Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.

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

3.4  Amended and Restated Bylaws of the Registrant, as amended to December 15, 2010. Filed as Exhibit 3.4 to Registrant's Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference.

10.13  Change of Control Agreement dated March 21, 2011 between Chemung Canal Trust Company and Charles J. Vita, Executive Vice President and Chief Administrative and Risk Officer.  Filed herewith and incorporated herein by reference.*

10.14 Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division. Filed herewith and incorporated herein by reference.*

31.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

32.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

* Denotes management contract or compensatory plan