Form 10-Q
period 2011-06-30
CHEMUNG FINANCIAL CORP
filed 2011-08-19
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2011
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

YES: X NO:____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES: X NO:____

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 29, 2011 was 4,573,695.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	JUNE 30, 2011	DECEMBER, 31, 2010
ASSETS
Cash and due from financial institutions	$27,787,395	$16,540,095
Interest-bearing deposits in other financial institutions	56,156,424	44,079,682
Total cash and cash equivalents	83,943,819	60,619,777

Securities available for sale, at estimated fair value	284,133,730	223,544,961
Securities held to maturity, estimated fair value of $8,792,461 at June 30, 2011 and $8,297,392 at December 31, 2010	8,040,872	7,715,123
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,723,750	3,328,900

Loans, net of deferred origination fees and costs, and unearned income	788,720,027	613,684,369
Allowance for loan losses	(9,755,672)	(9,498,131)
Loans, net	778,964,355	604,186,238

Loans held for sale	351,055	486,997
Premises and equipment, net	24,344,587	24,192,593
Goodwill	22,551,090	9,872,375
Other intangible assets, net	6,766,541	4,655,900
Bank owned life insurance	2,580,326	2,536,715
Other assets	20,635,998	17,187,706

Total assets	$1,237,036,123	$958,327,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$245,273,828	$197,322,036
Interest-bearing	768,688,273	589,036,816
Total deposits	1,013,962,101	786,358,852

Securities sold under agreements to repurchase	42,218,485	44,774,615
Federal Home Loan Bank term advances	44,096,181	20,000,000
Accrued interest payable	927,459	784,351
Dividends payable	1,141,977	881,203
Other liabilities	8,130,029	8,119,701
Total liabilities	1,110,476,232	860,918,722

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2011 and 4,300,134 issued at December 31, 2010	53,101	43,001
Additional-paid-in capital	45,718,649	22,022,122
Retained earnings	96,659,359	94,407,620
Treasury stock, at cost (741,281 shares at June 30, 2011; 749,880 shares at December 31, 2010)	(18,929,935)	(19,166,655)
Accumulated other comprehensive income (loss)	3,058,717	102,475

Total shareholders' equity	126,559,891	97,408,563

Total liabilities and shareholders' equity	$1,237,036,123	$958,327,285
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
INTEREST AND DIVIDEND INCOME	2011	2010	2011	2010
Loans, including fees	$19,783,190	$17,670,421	$11,207,847	$8,845,646
Taxable securities	2,843,016	3,412,987	1,594,432	1,709,419
Tax exempt securities	684,511	588,021	369,088	295,701
Interest-bearing deposits	101,816	82,275	62,088	34,527
Total interest and dividend income	23,412,533	21,753,704	13,233,455	10,885,293

INTEREST EXPENSE
Deposits	2,187,770	3,116,766	1,160,405	1,452,046
Borrowed funds	497,938	471,597	263,513	237,172
Securities sold under agreements to repurchase	729,553	874,333	358,454	417,553
Total interest expense	3,415,261	4,462,696	1,782,372	2,106,771
Net interest income	19,997,272	17,291,008	11,451,083	8,778,522
Provision for loan losses	250,000	750,000	125,000	375,000
Net interest income after provision for loan losses	19,747,272	16,541,008	11,326,083	8,403,522

Other operating income:
Trust & investment services income	3,384,160	4,073,209	1,768,469	1,984,942
Service charges on deposit accounts	2,049,909	2,321,862	1,066,831	1,128,384
Net gain on securities transactions	679,209	451,094	485,811	451,094
Other-than-temporary loss on investment securities:
Total impairment losses	-	(336,625)	-	(76,100)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	(336,625)	-	(76,100)
Net gain on sales of loans held for sale	79,332	133,565	32,400	82,077
Credit card merchant earnings	105,063	99,170	54,619	51,294
Gains on sales of other real estate owned	88,961	33,550	88,961	33,550
Income from bank owned life insurance	43,611	43,138	22,024	21,801
Other	2,661,305	1,840,795	1,224,942	988,107
Total other operating income	9,091,550	8,659,758	4,744,057	4,665,149

Other operating expenses:
Salaries and wages	8,261,602	7,593,955	4,338,097	3,759,735
Pension and other employee benefits	2,124,770	2,018,554	1,081,663	984,287
Net occupancy expenses	2,432,515	2,206,501	1,258,473	1,084,739
Furniture and equipment expenses	1,062,530	975,768	565,083	513,169
Data processing expense	1,905,099	1,635,006	1,043,286	832,131
Amortization of intangible assets	465,192	370,168	288,689	181,051
Losses on sales of other real estate owned	1,671	25,557	-	25,557
Other real estate owned expenses	48,491	192,840	21,268	109,934
FDIC insurance	442,385	625,353	189,989	320,045
Merger related expenses	2,223,419	-	1,187,347	-
Other	3,676,924	3,016,827	2,227,065	1,604,083
Total other operating expenses	22,644,598	18,660,529	12,200,960	9,414,731

Income before income tax expense	6,194,224	6,540,237	3,869,180	3,653,940
Income tax expense	1,909,105	2,037,041	1,249,076	1,150,931
Net income	$4,285,119	$4,503,196	$2,620,104	$2,503,009

Weighted average shares outstanding	4,127,969	3,605,614	4,631,504	3,604,780

Basic and diluted earnings per share	$1.04	$1.25	$0.57	$0.69
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2010	$43,001	$22,806,829	$87,826,331	$(20,024,661)	$(565,835)	$90,085,665
Comprehensive Income:
Net income	-	-	4,503,196	-	-	4,503,196
Change in unrealized gains(losses) on securities AFS, net	-	-	-	-	1,806,092	1,806,092
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	216,496	216,496
Total comprehensive income	-	-	-	-	-	6,525,784
Restricted stock units for directors' deferred compensation plan	-	55,782	-	-	-	55,782
Cash dividends declared ($.50 per share)	-	-	(1,761,150)	-	-	(1,761,150)
Distribution of 10,082 shares of treasury stock for director's compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,750 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Purchase of 15,480 shares of treasury stock	-	-	-	(323,885)	-	(323,885)
Balances at June 30, 2010	$43,001	$22,802,397	$90,568,377	$(20,019,103)	$1,456,756	$94,851,425
Balances at January 1, 2011	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563
Comprehensive Income:
Net income	-	-	4,285,119	-	-	4,285,119
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	2,766,538	2,766,538
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	189,704	189,704
Total comprehensive income (loss)	-	-	-	-	-	7,241,361
Restricted stock awards	-	12,660	-	-	-	12,660
Restricted stock units for directors' deferred compensation plan	-	42,924	-	-	-	42,924
Cash dividends declared ($.50 per share)	-	-	(2,033,380)	-	-	(2,033,380)
Distribution of 10,378 shares of treasury stock for directors' compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee compensation	-	(6,140)	-	61,140	-	55,000
Distribution of 286 shares of treasury stock for director’s deferred Compensation	-	(7,364)	-	7,310	-	(54)
Distribution of 3,387 shares of treasury stock for employee restricted stock warrants	-	(35,260)	-	86,550	-	51,290
Purchase of 7,844 shares of treasury stock	-	-	-	(183,542)	-	(183,542)
Issuance of 1,009,942 shares related to FOFC Merger	10,100	23,723,538	-	-	-	23,733,638
Balances at June 30, 2011	$53,101	$45,718,649	$96,659,359	$(18,929,935)	$3,058,717	$126,559,891
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income	$4,285,119	$4,503,196
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	465,192	370,168
Provision for loan losses	250,000	750,000
Depreciation and amortization of fixed assets	1,450,227	1,395,291
Amortization of premiums on securities, net	557,177	329,895
Gains on sales of loans held for sale, net	(79,332)	(133,565)
Proceeds from sales of loans held for sale	3,480,239	4,503,070
Loans originated and held for sale	(3,264,965)	(4,267,369)
Net gain on sale of other real estate owned	(87,290)	(7,993)
Net gains on securities transactions	(679,209)	(451,094)
Net impairment loss recognized on investment securities	-	336,625
Decrease (increase) in other assets	3,654,987	(500,904)
(Increase) decrease in prepaid FDIC assessment	(323,836)	561,758
Decrease in accrued interest payable	(160,511)	(167,114)
Expense related to restricted stock units for directors' deferred compensation plan	42,924	55,782
Expense related to employee stock compensation	55,000	55,000
Expense related to employee stock awards	12,660	-
Decrease in other liabilities	(2,255,146)	(2,276,730)
Income from bank owned life insurance	(43,611)	(43,138)
Proceeds from sales of student loans	-	137,509
Net cash provided by operating activities	7,359,625	5,150,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	56,656,054	30,440,459
Proceeds from maturities and principal collected on securities available for sale	14,554,015	40,300,934
Proceeds from maturities and principal collected on securities held to maturity	2,579,275	7,712,800
Purchases of securities available for sale	(80,994,140)	(99,052,056)
Purchases of securities held to maturity	(2,905,024)	(4,865,041)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(45,000)	(58,200)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	228,450	-
Purchases of premises and equipment	(722,734)	(704,672)
Cash paid Fort Orange Financial Corp. acquisition	(8,137,816)	-
Cash received Fort Orange Financial Corp. acquisition	33,284,995	-
Proceeds from sale of other real estate owned	323,143	228,528
Net (increase) decrease in loans	(10,752,681)	6,206,890
Net cash provided (used) by investing activities	4,068,537	(19,790,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	29,819,077	39,673,352
Net decrease in time deposits and individual retirement accounts	(2,684,163)	(8,299,471)
Net decrease in securities sold under agreements to repurchase	(13,124,903)	(8,975,159)
Net decrease in Federal Home Loan Bank long term advances	(157,983)	-
Purchase of treasury stock	(183,542)	(323,885)
Cash dividends paid	(1,772,606)	(1,761,812)
Net cash provided by financing activities	11,895,880	20,313,025
Net increase in cash and cash equivalents	23,324,042	5,673,054
Cash and cash equivalents, beginning of period	60,619,777	79,738,396
Cash and cash equivalents, end of period	$83,943,819	$85,411,450

See accompanying notes to unaudited consolidated financial statements.
(Cash Flow continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,272,153	$4,629,810
Income Taxes	$2,204,866	$3,225,675
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$32,621	$517,646

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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2011 and December 31, 2010, and results of operations for the three and six-month periods ended June 30, 2011 and 2010, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2011 and 2010. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2.           Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares including those related to directors’ restricted stock units and directors’ stock compensation are considered outstanding and are included in the computation of basic earnings per share as they are earned.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  The restricted stock awards granted in December 2010 are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,127,969 and 3,605,614 weighted average shares outstanding for the six-month periods ended June 30, 2011 and 2010, and 4,631,504 and 3,604,780 weighted average shares outstanding for the three-month periods ended June 30, 2011 and 2010, respectively.  There were no dilutive common stock equivalents during the three and six-month periods ended June 30, 2011 or 2010.

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

The Corporation's investment in collateralized debt obligations consisting of pooled trust preferred securities which are issued by financial institutions were historically priced using Level 2 inputs.  The lack of observable inputs and market activity in this class of investments has been significant and resulted in unreliable external pricing.  Broker pricing and bid/ask spreads, when available, have varied widely.  The once active market has become comparatively inactive. As a result, these investments are now priced using Level 3 inputs.

The Corporation has developed an internal model for pricing these securities. This is the same model used in determining other-than-temporary impairment (“OTTI”) as further described in Note 8.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value.  These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at June 30, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$138,564,924	$40,993,000	$97,571,924	$-
Mortgage-backed securities, residential	61,853,786	-	61,853,786	-
Obligations of states and political subdivisions	48,602,858	-	48,602,858	-
Trust Preferred securities	2,395,329	-	2,023,594	371,735
Corporate bonds and notes	14,625,858	-	14,625,858	-
CMO’s	9,205,469	-	9,205,469	-
SBA Pool’s	2,370,423	-	2,370,423	-
Corporate stocks	6,515,083	5,830,663	684,420	-
Total available for sale securities	$284,133,730	$46,823,663	$236,938,332	$371,735

		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$102,131,517	$40,581,250	$61,550,267	$-
Mortgage-backed securities, residential	62,761,633	-	62,761,633	-
Obligations of states and political subdivisions	38,765,092	-	38,765,092	-
Trust Preferred securities	2,344,094	-	2,009,509	334,585
Corporate bonds and notes	11,694,190	-	11,694,190	-
Corporate stocks	5,848,435	5,209,069	639,366	-
Total available for sale securities	$223,544,961	$45,790,319	$177,420,057	$334,585

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month periods ending June 30, 2011 and 2010:

	Fair Value Measurement six-months ended June 30, 2011 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement six-months ended June 30, 2010 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale
Beginning balance	$334,585	$511,480
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	(336,625)
Included in other comprehensive income	37,150	223,100
Transfers in and/or out of Level 3	-	-

Ending balance June 30	$371,735	$397,955

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at June 30, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial, financial and agricultural:
Commercial and industrial	$3,130,000	$-	$-	$3,130,000
Commercial mortgages:
Construction	-	-	-	-
Other	400,736	-	-	400,736
Total Impaired Loans	$3,530,736	$-	$-	$3,530,736

Other real estate owned, net	$429,861	$-	$-	$429,861

		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Construction	$72,211	$-	$-	$72,211
Other	580,329	-	-	580,329
Total Impaired Loans	$652,540	$-	$-	$652,540

Other real estate owned, net	$740,620	$-	$-	$740,620

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,414,654 with a valuation allowance of $883,918 as of June 30, 2011, resulting in a $250,000 provision for loan losses for the six-month period ending June 30, 2011.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $429,861 at June 30, 2011.  The net carrying amount reflects the outstanding balance of $540,428 net of a valuation allowance of $110,567 at June 30, 2011 and no write downs resulted for the six-month period ending June 30, 2011.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $892,298, with a valuation allowance of $239,758 as of December 31, 2010, resulting in no additional provision for loan losses for the year ending December 31, 2010.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $740,620 at December 31, 2010.  The net carrying amount reflected an outstanding balance of $909,947, net of a valuation allowance of $169,327 at December 31, 2010 which resulted in write downs of $169,327 for the year ending December 31, 2010.

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2011 and December 31, 2010, are as follows:

(dollars in thousands)	June 30, 2011		December 31, 2010
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$27,787	$27,787	$16,540	$16,540
Interest-bearing deposits in other financial institutions	56,156	56,156	44,080	44,080
Securities available for sale	284,134	284,134	223,545	223,545
Securities held to maturity	8,041	8,792	7,715	8,297
Federal Home Loan and Federal Reserve Bank stock	4,724	N/A	3,329	N/A
Net loans	778,964	796,374	604,186	618,859
Loans held for sale	351	351	487	487
Accrued interest receivable	3,775	3,775	2,713	2,713
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	696,077	696,077	532,555	532,555
Time deposits	317,885	320,824	253,804	256,281
Securities sold under agreements to repurchase	42,218	44,216	44,775	46,667
Federal Home Loan Bank advances	44,096	46,891	20,000	21,609
Accrued interest payable	927	927	784	784
Dividends payable	1,142	1,142	881	881

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

4.           Goodwill and Intangible Assets

The changes in goodwill included in the core banking segment during the periods ending June 30, 2011 and 2010 were as follows:

	2011	2010
Beginning of year	$9,872,375	$9,872,375
Acquired goodwill	12,678,715	-
June 30,	$22,551,090	$9,872,375

Acquired intangible assets were as follows at June 30, 2011 and December 31, 2010:

	At June 30, 2011		At December 31, 2010
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$887,305	$1,174,272	$674,141
Other customer relationship intangibles	6,063,423	2,229,375	6,133,116	1,977,347
Total	$9,883,221	$3,116,680	$7,307,388	$2,651,488

Aggregate amortization expense for the six-month period ended June 30, 2011 was $465,192.  Aggregate amortization expense for the six-month period ended June 30, 2010 was $370,168.

The remaining estimated aggregate amortization expense at June 30, 2011 is listed below:

Year	Estimated Expense
2011	$576,001
2012	1,046,720
2013	876,524
2014	777,801
2015	681,176
2016 and thereafter	2,808,319
Total	$6,766,541

5.           Business Combinations

Acquisition of Fort Orange Financial Corp.

On April 8, 2011, the Corporation completed its merger with Fort Orange Financial Corp. (“FOFC”), the holding company of Capital Bank & Trust Company (“Capital Bank”) based in Albany, New York, with FOFC being merged with and into the Corporation, and the Corporation being the surviving entity.  Immediately following the merger, Capital Bank was merged with and into the Bank.

As of the date of the merger, Capital Bank’s unaudited balance sheet included approximately $254 million in assets, a loan portfolio approximating $171 million and deposits of $199 million.  With the completion of the acquisition, the Corporation became a $1.2 billion financial institution with 28 offices located in eight New York counties, as well as Bradford County in Pennsylvania.  The Capital Bank branch locations are in Albany, Clifton Park, Latham and Slingerlands.

Under the terms of an Agreement and Plan of Merger (the “Agreement”) entered into on October 14, 2010, the Corporation purchased all of the outstanding shares of FOFC common stock in a stock and cash transaction valued at $31.9 million, based upon the Corporation’s closing stock price on April 8, 2011 of $23.50.  For each share of FOFC common stock outstanding immediately prior to the merger, each FOFC shareholder had the right to elect to receive: (i) all cash in the amount of $7.50 per share (“Cash Consideration”), (ii) all stock at an exchange ratio of 0.3571 of a share of the Corporation’s common stock for each share of FOFC common stock (“Stock Consideration”) or (iii) a mix of Cash Consideration for 25% of their shares and Stock Consideration for 75% of their shares.  The total consideration to be paid by the Corporation was subject to the requirement that 25% of the FOFC common stock be acquired for the Cash Consideration and 75% be acquired for the Stock Consideration.  As a result of the merger, the Corporation issued approximately 1.01 million additional shares of its common stock.

The table below illustrates the reconciliation of shares outstanding and the calculation of the consideration effectively transferred.

Reconciliation of Shares Outstanding
FOFC shares outstanding at April 8, 2011	3,771,425
Percentage of stock consideration	75%
FOFC shares exchanged for stock	2,828,569
Exchange Ratio	0.3571
Chemung Financial shares issued to FOFC shareholders (excludes fractional shares)	1,009,942

Chemung Financial shares outstanding April 8, 2011	3,565,610
Total Chemung Financial Shares at April 8, 2011 following the consummation of the transaction	4,575,552

Ownership % held by FOFC shareholders	22%
Ownership % held by legacy Chemung Financial shareholders	78%

Purchase Price Consideration (dollar amounts in thousands, except per share data)
FOFC shares outstanding at April 8, 2011	3,771,425
Percentage of stock consideration	75%
FOFC shares exchanged for stock	2,828,569
Exchange Ratio	0.3571
Chemung Financial shares issued to FOFC shareholders (excludes fractional shares)	1,009,942
Purchase price per Chemung Financial common share	$23.50
Total stock consideration paid	$23,734
Total cash consideration paid	6,939
Cash paid for fractional shares	3
Cash paid for the settlement of FOFC stock options	545
Cash paid for severance payments	650
Total consideration paid	$31,871

As a result of the FOFC merger, we recognized assets acquired and liabilities assumed at their acquisition date fair value as presented below: (in thousands).

Total Purchase Price		$31,871

Net assets acquired:
Cash and due from banks	$33,285
Securities available for sale	46,525
Federal Home Loan Bank Stock	1,578
Loans	164,243
Accrued Interest Receivable	864
Premises and equipment	879
Core deposit intangible	2,646
Deferred tax asset	2,466
Other assets	3,046
Deposits	(200,468)
Borrowings	(34,823)
Accrued Interest Payable	(304)
Other liabilities	(745)

Net assets acquired		$19,192
Goodwill resulting from the FOFC merger		$12,679

The goodwill generated by the FOFC merger consists of, among other things, synergies and increased economies of scale, including the ability to offer more diverse and profitable products, greater diversity in the branch system which may lead to lower cost deposits, and an increased legal lending limit.  We expect that no goodwill recognized as a result of the FOFC merger will be deductible for income tax purposes.  Purchase accounting adjustments are subject to refinement as management finalizes their fair value measurements, including their analysis of identifiable intangible assets.  Since the branches acquired were merged into the bank, there is no segment impact of the FOFC merger.

The fair value of the financial assets acquired included loans receivable with an unpaid principal balance of $170.7 million.  U.S. generally accepted accounting principles (“U.S. GAAP”) prohibits carrying over an allowance for loan losses for loans purchased in the merger.  The table below illustrates the fair value adjustments made to the unpaid principal balance in order to present a fair value of the loans acquired (in thousands).

Gross loans-unpaid principal balance at April 8, 2011	$170,682
Fair value adjustment on pools of homogeneous loans	(1,619)
Credit fair value adjustment on loans with deteriorating credit quality	(4,820)
Fair value of purchased loans at April 8, 2011	$164,243

The fair value adjustment on pools of homogeneous loans represents adjustments a prospective acquirer would make to the unpaid principal balance to account for differences between the contractual yield on the portfolio and market interest rates, for credit, and for liquidity.  The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans.  The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from the loan inception to the merger date.  The credit adjustment on loans with deteriorating credit quality is derived in accordance with Accounting Standard Codification 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

The information below presents the recorded fair value on April 8, 2011 of the Corporation’s purchased impaired loans with the accretable and non-accretable related adjustments from the perspective of total contractual cash flows (in thousands).

Contractually required principal and interest at acquisition	$25,718
Contractual cash flows not expected to be collected (nonaccretable discount)	(5,849)
Expected cash flows at acquisition	19,869
Interest component of expected cash flows (accretable yield)	(1,861)
Fair value of loans acquired with deteriorating credit quality	$18,008

The results of operations of the merged entity have been reflected in Chemung Financial Corporation’s consolidated statements of income beginning as of the acquisition date.  Pro forma condensed consolidated income statements for the three and six months ended June 30, 2011 and 2010 as if the merger occurred at the beginning of each period presented are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
Financial assets:	2011	2010	2011	2010
Interest and dividend income	$26,821	$28,515	$13,509	$14,265
Interest expense	4,275	6,681	1,850	3,199
Net interest income	22,546	21,834	11,659	11,066
Provision for loan losses	1,225	1,675	125	695
Net interest income after provision for loan losses	21,321	20,159	11,534	10,371
Non-interest income	$9,144	$9,055	$4,747	$4,729
Non-interest expense	22,180	21,673	11,490	10,943
Income before income taxes	8,285	7,541	4,791	4,157
Income tax expense	2,718	2,427	1,606	1,345
Net income	$5,567	$5,114	$3,185	$2,812

Weighted average shares outstanding	4,629	4,616	4,629	4,614
Basic and diluted earnings per share	$1.20	$1.11	$0.69	$0.61

The consolidated income statement for the Corporation includes $2.718 million of net interest income, $28 thousand of non-interest income and net income of $1.115 million of the acquiree since the acquisition date.

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

Comprehensive income for the three and six-month periods ended June 30, 2011 was $5,141,830 and $7,241,361, respectively.  Comprehensive income for the three and six-month periods ended June 30, 2010 was $3,667,644 and $6,525,784, respectively.  The following summarizes the components of other comprehensive income:

	Six Months Ended June 30,		Three Months Ended June 30,
Other Comprehensive Income	2011	2010	2011	2010
Unrealized holding gains on securities available for sale	$5,191,291	$3,173,635	$4,443,919	$2,068,572
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	-	223,100	-	105,435
Reclassification adjustment net gains realized in net income	(679,209)	(451,094)	(485,811)	(451,094)
Net unrealized gains	4,512,082	2,945,641	3,958,108	1,722,913
Tax effect	1,745,544	1,139,549	1,531,234	666,526
Net of tax amount	$2,766,538	$1,806,092	$2,426,874	$1,056,387
Change in funded status of defined benefit pension plan and other benefit plans	309,398	353,094	154,699	176,547
Tax effect	119,694	136,598	59,847	68,299
Net of tax amount	189,704	216,496	94,852	108,248
Total other comprehensive income	$2,956,242	$2,022,588	$2,521,726	$1,164,635

The following is a summary of the accumulated other comprehensive income balance, net of tax:

	Balance at December 31, 2010	Current Period Change	Balance at June 30, 2011
Unrealized gains on securities available for sale	$5,661,013	$2,766,538	$8,427,551
Unrealized loss on pension plans and other benefit plans	(5,558,538)	189,704	(5,368,834)
Total	$102,475	$2,956,242	$3,058,717

7.           Commitments and Contingencies

The Corporation is a party to certain financial instruments with off-balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, overdraft protection and commitments to fund new loans.  In accordance with U.S. GAAP, these financial instruments are not recorded in the financial statements.  The Corporation's policy is to record such instruments when funded. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

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

8.           Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$135,742,036	$2,822,888	$-	$138,564,924
Mortgage-backed securities, residential	58,827,886	3,027,069	1,169	61,853,786
Collateralized Mortgage obligations	8,998,635	212,238	5,404	9,205,469
Obligations of states and political subdivisions	47,110,056	1,497,448	4,647	48,602,857
Corporate bonds and notes	13,988,649	667,300	30,091	14,625,858
SBA loan pools	2,331,536	38,887	-	2,370,423
Trust Preferred securities	2,601,808	144,831	351,310	2,395,329
Corporate stocks	788,219	5,734,023	7,158	6,515,084
Total	$270,388,825	$14,144,684	$399,779	$284,133,730

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$101,426,799	$916,547	$211,829	$102,131,517
Mortgage-backed securities, residential	60,379,269	2,385,036	2,672	62,761,633
Obligations of states and political subdivisions	38,143,972	672,067	50,947	38,765,092
Corporate bonds and notes	11,019,343	674,847	-	11,694,190
Trust Preferred securities	2,597,993	134,561	388,460	2,344,094
Corporate stocks	744,763	5,112,755	9,082	5,848,435
Total	$214,312,139	$9,895,813	$662,990	$223,544,961

Amortized cost and estimated fair value of securities held to maturity are as follows:

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$8,040,872	$751,589	$-	$8,792,461

Total	$8,040,872	$751,589	$-	$8,792,461

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Obligations of states and political subdivisions	$7,715,123	$582,269	$-	$8,297,392

Total	$7,715,123	$582,269	$-	$8,297,392

The amortized cost and estimated fair value of debt securities are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

	June 30, 2011
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$53,786,224	$54,219,365	$2,163,515	$2,191,516
After One, But Within Five Years	180,767,175	187,110,336	3,472,107	3,827,144
After Five, But Within Ten Years	31,383,828	32,861,862	2,405,250	2,773,801
After Ten Years	3,663,379	3,427,083	-		-
Total	$269,600,606	$277,618,646	$8,040,872	$8,792,461

Proceeds from sales and calls of securities available for sale for the three and six months ended June 30, 2011, were $6,485,156 and $56,656,054, respectively.  Realized gross gains on these sales and calls were $485,811 and $679,209 during the three and six month periods ended June 30, 2011, respectively.  There were no sales or calls of securities available for sale that resulted in losses for the three or six-months ended June 30, 2011.

Proceeds from sales and calls of securities available for sale for the three and six months ended June 30, 2010, were $12,545,459 and $30,440,459, respectively.  Realized gross gains on these sales and calls were $451,094 during the three and six month periods ended June 30, 2010.  There were no sales or calls of securities available for sale that resulted in losses for the three or six-months ended June 30, 2010.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at June 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$215,776	$1,169	$-	$-	$215,776	$1,169
Collateralized mortgage obligations	943,092	5,404	-	-	943,092	5,404
Obligations of states and political subdivisions	937,225	4,647	-	-	937,225	4,647
Corporate bonds and notes	748,858	30,091	-	-	748,858	30,091
Trust preferred securities	-	-	371,735	351,310	371,735	351,310
Corporate stocks	3,353	284	43,118	6,874	46,471	7,158
Total temporarily impaired securities	$2,848,304	$41,595	$414,853	$358,184	$3,263,157	$399,779

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and US Government sponsored enterprises	$25,543,154	$211,829	$-	$-	$25,543,154	$211,829
Mortgage-backed securities, residential	844,587	2,672	-	-	844,587	2,672
Obligations of states and political subdivisions	7,746,912	50,947	-	-	7,746,912	50,947
Trust preferred securities	-	-	334,585	388,460	334,585	388,460
Corporate stocks	-	-	40,910	9,082	40,910	9,082
	$34,134,653	$265,448	$375,495	$397,542	$34,510,148	$662,990

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

As of June 30, 2011, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on these securities.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.

Our analysis of these investments includes $723 thousand book value of collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities. These securities were rated high quality at inception, but at June 30, 2011 Moody's rated these securities as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

In determining the amount of "currently performing" collateral for the purposes of modeling the expected future cash flows, management analyzed the default and deferral history over the past 3 years in both of the securities held.  This review indicated significant increases in the number and amount of defaults and deferrals by the issuers.  Additionally, management has noted the correlation between the rising levels of non-performing loans as a percent of tangible equity plus loan loss reserves by those issuers that have defaulted and/or deferred interest payments.  Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes.  Management recognizes the potential of defaults and deferrals to continue over the next 12 to 24 months.  The operating environment remains difficult for community and regional banks in many parts of the country, which could lead to higher default and deferral levels.  Forty-Eight depository institutions were closed by regulators during the first six months of 2011.

The following table provides detailed information related to the pooled trust preferred securities held as of June 30, 2011:

Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral
MM Community Funding IX, Ltd. (Class B-2)	23.04%	17.05%	-60.80%	25.43%

TPREF Funding II, Ltd. (Class B)	20.97%	14.24%	-44.32%	14.28%

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

Upon completion of the June 30, 2011 analysis, our model indicated no additional other-than-temporary impairment on these securities.  Both of these securities remained classified as available for sale and represented $351 thousand of the unrealized losses reported at June 30, 2011.  Payments continue to be made as agreed on the TPREF Funding II security, however the Corporation learned early in August 2011 that the MM Community Funding IX security was officially in default and the quarterly interest payment would not be made as scheduled.  This action had no material impact to the financial statements as of June 30, 2011 and no future interest will be accrued on this security.

When the analysis of these securities was conducted at June 30, 2011, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis. This analysis indicated no further decline in value attributed to credit related factors stemming from any further deterioration in the underlying collateral payment streams in either security held.  Additionally, the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the securities based on current market conditions and interest rates.  This comparison indicated a slight increase in value during the quarter, based on factors other than credit which resulted in a gain reported in other comprehensive income.  This result is consistent with the fact that some improvement has been noted recently in the credit markets related to overall corporate and financial institution credit spreads.  Therefore, while the credit quality related to these securities remained stable during the quarter, the change in value related to other factors actually improved and resulted in this increase in the overall fair value of the impaired securities.  Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total other-than-temporary impairment recognized in accumulated other comprehensive income was $214,680 and $233,895 for securities available for sale at June 30, 2011 and June 30, 2010, respectively.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the three and six-month periods ending June 30, 2011 and 2010:

	2011	2010
Beginning balance, January 1,	$3,438,673	$3,045,668
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	336,625

Ending balance, June 30,	$3,438,673	$3,382,293

Beginning balance, April 1,	$3,438,673	$3,306,193
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	76,100

Ending balance, June 30,	$3,438,673	$3,382,293

9.           Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$159,906,838	$114,697,440
Commercial mortgages	238,003,579	133,070,484
Residential mortgages	195,150,301	173,467,806
Indirect consumer loans	96,699,376	98,940,854
Consumer loans	98,959,933	93,507,785

	$788,720,027	$613,684,369

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

No allowance for loan losses was recorded as of June 30, 2011 for loans acquired as part of the FOFC merger.  These loans were recorded at fair value at the time of the acquisition.

Activity in the allowance for loan losses by class of loans was as follows:

	Six Months Ended June 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131
Charge Offs:	(3003)	(3,764)	-	(340,655)	-	(347,422)
Recoveries:	205,406	26,103	30,324	93,130	-	354,963
Net charge offs	202,403	22,339	30,324	(247,525)	-	7,541
Provision	760,731	15,258	(85,224)	(182,038)	(258,727)	250,000
Ending balance	$3,081,433	$2,612,655	$1,246,880	$2,297,459	$517,245	$9,755,672

	Three Months Ended June 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,509,076	$2,650,309	$1,366,214	$2,424,312	$641,040	$9,590,951
Charge Offs:	(3,003)	-	-	(133,744)	-	(136,747)
Recoveries:	87,941	23,350	15,845	49,332	-	176,468
Net charge offs	84,938	23,350	15,845	(84,412)	-	39,721
Provision	487,419	(61,004)	(135,179)	(42,441)	(123,795)	125,000
Ending balance	$3,081,433	$2,612,655	$1,246,880	$2,297,459	$517,245	$9,755,672

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance:	$10,163,840	$9,967,223
Charge offs:	(233,841)	(585,241)
Recoveries:	142,292	315,309
Net charge offs	(91,549)	(269,932)
Provision	375,000	750,000
Ending balance	$10,447,291	$10,447,291

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2011 and December 31, 2010:

	June 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$681,617	$202,301	$-	$-	$-	$883,918
Collectively evaluated for impairment	2,399,816	2,410,354	1,246,880	2,297,459	517,245	8,871,754
Acquired with deteriorated credit quality	-	-	-	-	-	-

Total ending allowance balance	$3,081,433	$2,612,655	$1,246,880	$2,297,459	$517,245	$9,755,672

	December 31, 2010
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23,524	$216,234	$-	$-	$-	$239,758
Collectively evaluated for impairment	2,094,775	2,358,824	1,301,780	2,727,022	775,972	9,258,373
Acquired with deteriorated credit quality	-	-	-	-	-	-

Total ending allowance balance	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131

	June 30, 2011
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,926,216	$4,115,043	$333,482	$-	$11,374,741
Loans collectively evaluated for impairment	120,954,264	137,382,860	173,384,978	189,585,779	$621,307,881
Loans acquired with deteriorated credit quality	-	-	-	-	-

Total ending loans balance	$128,880,480	$141,497,903	$173,718,460	$189,585,779	$632,682,622

	December 31, 2010
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,215,761	$4,450,882	$408,392	$-	$8,075,035
Loans collectively evaluated for impairment	111,778,238	128,963,664	173,465,831	193,098,341	607,306,074
Loans acquired with deteriorated credit quality	-	-	-	-	-

Total ending loans balance	$114,993,999	$133,414,546	$173,874,223	$193,098,341	$615,381,109

The following tables present loans individually evaluated for impairment recognized by class of loans as of June 30, 2011 and December 31, 2010, the average recorded investment and interest income recognized by class of loans as of the three and six month periods ending June 30, 2011:

	June 30, 2011			Six Months Ended June 30, 2011		Three Months Ended June 30, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$3,090,943	$-	$3,093,931	$3,141,620	$18,759	$3,116,317	$10,933
Commercial mortgages:
Construction	30,464	-	30,464	31,128	-	30,559	-
Other	3,488,055	-	3,486,675	3,451,644	-	3,402,624	-
Residential mortgages	332,966	-	333,482	349,501	5,640	320,055	3,266
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	3,811,617	681,617	3,832,285	1,306,572	144,242	1,948,091	144,242
Commercial mortgages:
Construction	19,853	19,853	19,853	30,318	-	20,008	-
Other	583,184	182,448	578,051	703,733	-	646,603	-
Total	$11,357,082	$883,918	$11,374,741	$9,014,516	$168,641	$9,484,257	$157,841

	December 31, 2010
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$4,334,095	$-	$3,192,227	$1,876,603	$73,657
Commercial mortgages:
Construction	32,266	-	32,266	8,067	-
Other	4,148,423	-	3,549,686	3,374,678	63,061
Residential mortgages	407,105	-	408,392	309,537	21,324
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	23,524	23,524	23,534	1,393,995	386
Agricultural	-	-	-	6,211	453
Commercial mortgages:
Construction	50,939	43,514	50,939	215,901	-
Other	838,277	172,720	817,991	1,378,687	969
Residential mortgages	-	-	-	215,299	6,470
Total	$9,834,629	$239,758	$8,075,035	$8,778,978	$166,320

The following table presents the recorded investment in non accrual and loans past due over 90 days still on accrual by class of loans:

	June 30, 2011		December 31, 2010
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural:
Commercial & industrial	$7,104,320	$-	$2,938,174	$-
Commercial mortgages		-	-	-
Construction	50,317	3,324,639	83,204	-
Other	4,266,152	-	4,230,701	-
Residential mortgages	2,309,648	-	2,558,534	-
Consumer loans
Credit cards	-	8,608	-	11,174
Home equity lines & loans	473,953	-	545,039	-
Indirect consumer loans	166,028	-	180,632	-
Other direct consumer loans	19,712	-	61,601	-
Total	$14,390,130	$3,333,247	$10,597,886	$11,174

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of June 30, 2011 and December 31, 2010 and by loans originated by the Corporation (referred to as “Legacy” Loans) and loans acquired in the FOFC merger (referred to as “Acquired” Loans) which are further discussed in Note 5:
	June 30, 2011
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$10,583	$-	$2,953,201	$2,963,784	$-	$124,398,708	$127,362,492
Agricultural	-	-	-	-	-	517,988	517,988
Commercial mortgages:
Construction	19,853	-	-	19,853	-	7,687,809	7,707,662
Other	214,514	-	2,552,134	2,766,648	-	131,023,593	133,790,241
Residential mortgages	1,609,372	433,019	853,400	2,895,791	-	170,822,669	173,718,460
Consumer loans:
Credit cards	6,970	7,210	8,608	22,788	-	1,859,763	1,882,551
Home equity lines & loans	295,845	117,655	184,820	598,320	-	75,789,623	76,387,943
Indirect consumer loans	357,344	54,638	144,613	556,595	-	96,455,625	97,012,220
Other direct consumer loans	35,125	6,234	3,897	45,256	-	14,257,808	14,303,064

Total	$2,549,606	$618,756	$6,700,673	$9,869,035	$-	$622,813,587	$632,682,622

	June 30, 2011
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$37,160	$119,356	$352,073	$508,589	$3,313,774	$30,592,681	$34,415,044
Agricultural	-	-	-	-	-	-	-
Commercial mortgages:
Construction	-	3,517,682	3,324,639	6,842,321	2,517,582	16,525,618	25,885,521
Other	126,111	198,355	162,781	487,247	11,237,159	57,577,664	69,302,070
Residential mortgages	1,053,574	-	141,058	1,194,632	361,910	20,682,094	22,238,636
Consumer loans:
Credit cards	-	-	-	-	-	-	-
Home equity lines & loans	-	-	-	-	-	6,380,752	6,380,752
Indirect consumer loans	-	-	-	-	-	-	-
Other direct consumer loans	4,650	-	-	4,650	-	171,312	175,962

Total	$1,221,495	$3,835,393	$3,980,551	$9,037,439	$17,430,425	$131,930,121	$158,397,985

	December 31, 2010
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, financial and agricultural
Commercial & industrial	$33,434	$17,351	$2,914,640	$2,965,425	$111,202,073	$114,167,498
Agricultural	-	-	-	-	826,501	826,501
Commercial mortgages
Construction	-	-	63,102	63,102	9,029,450	9,092,552
Other	116,432	-	2,913,525	3,029,957	121,292,041	124,321,998
Residential mortgages	1,851,412	277,276	1,404,067	3,532,755	170,341,467	173,874,222
Consumer loans
Credit cards	4,889	16,635	11,174	32,698	1,989,199	2,021,897
Home equity lines & loans	550,134	79,910	321,116	951,160	76,052,290	77,003,450
Indirect consumer loans	465,818	154,969	146,221	767,008	98,571,142	99,338,150
Other direct consumer loans	51,125	12,502	41,964	105,591	14,629,253	14,734,844

Total	$3,073,244	$558,643	$7,815,809	$11,447,696	$603,933,416	$615,381,112

Troubled Debt Restructurings:

The Corporation has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 or December 31, 2010.  The Corporation has not committed to lend any additional amounts as of June 30, 2011 or December 31, 2010 to customers with outstanding loans that are classified as trouble debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Based on the analysis’s performed as of June 30, 2011 and December 31, 2010, the risk category of the recorded investment of loans by class of loans is as follows:

	June 30, 2011
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$104,337,788	$10,799,719	$10,662,192	$1,562,794
Agricultural	-	517,863	125	-	-
Commercial mortgages:
Construction	-	6,214,757	638,046	515,450	339,408
Other	-	118,281,674	7,128,938	8,379,629	-
Residential mortgages	171,340,299	-	-	2,378,161	-
Consumer loans:
Credit cards	1,882,551	-	-	-	-
Home equity lines & loans	75,913,990	-	-	473,953	-
Indirect consumer loans	96,839,047	-	-	173,173	-
Other direct consumer loans	14,283,353	-	-	19,712	-

Total	$360,259,240	$229,352,082	$18,566,828	$22,602,270	$1,902,202

Acquired Loans:
Commercial, financial and agricultural:
Commercial & industrial	$-	$30,776,530	$-	$324,741	$-
Agricultural	-	-	-	-	-
Commercial mortgages:
Construction	-	22,090,680	-	1,277,258	-
Other	-	55,779,527	640,783	1,644,601	-
Residential mortgages	21,735,667	-	-	141,059	-
Consumer loans:
Credit cards	-	-	-	-	-
Home equity lines & loans	6,380,752	-	-	-	-
Indirect consumer loans	-	-	-	-	-
Other direct consumer loans	175,962	-	-	-	-

Total	$28,292,381	$108,646,737	$640,783	$3,387,659	$-

	December 31, 2010
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$90,887,538	$16,946,891	$4,770,276	$1,562,794
Agricultural	-	824,882	1,619	-	-
Commercial mortgages:
Construction	-	7,497,488	672,136	922,928	-
Other	-	108,732,393	7,245,641	8,343,964	-
Residential mortgages	171,024,544	-	-	2,849,678	-
Consumer loans:
Credit cards	2,021,896	-	-	-	-
Home equity lines & loans	76,458,414	-	-	545,037	-
Indirect consumer loans	99,155,306	-	-	77,883	-
Other direct consumer loans	14,656,690	-	-	182,844	-

Total	$363,317,120	$207,942,301	$24,866,287	$17,692,610	$1,562,794

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$171,261,066	$1,873,942	$75,913,990	$96,846,193	$14,283,353
Non-Performing	2,457,394	8,608	473,953	166,028	19,712
Total	$173,718,460	$1,882,550	$76,387,943	$97,012,221	$14,303,065

Acquired Loans:
Performing	$22,097,577	$-	$6,380,752	$-	$175,962
Non-Performing	141,059	-	-	-	-
Total	$22,238,636	$-	$6,380,752	$-	$175,962

	December 31, 2010
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$171,070,881	$2,010,723	$76,458,413	$99,157,518	$14,673,243
Non-Performing	2,803,342	11,174	545,037	186,632	61,601
Total	$173,874,223	$2,021,897	$77,003,450	$99,338,150	$14,734,844

10.           Components of Quarterly and Year-to-Date Net Periodic Benefit Costs

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Qualified Pension
Service cost, benefits earned during the period	$518,268	$532,716	$259,134	$266,358
Interest cost on projected benefit obligation	785,912	958,024	392,956	479,012
Expected return on plan assets	(1,171,346)	(1,388,272)	(585,673)	(694,136)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	14,940	28,396	7,470	14,198
Amortization of unrecognized net loss	338,226	369,136	169,113	184,568
Net periodic pension expense	$486,000	$500,000	$243,000	$250,000

Supplemental Pension
Service cost, benefits earned during the period	$15,312	$16,514	7,656	$8,257
Interest cost on projected benefit obligation	26,887	30,424	13,443	15,212
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	4,732	3,062	2,366	1,531
Net periodic supplemental pension expense	$46,931	$50,000	$23,465	$25,000

Postretirement, Medical and Life
Service cost, benefits earned during the period	$16,500	$15,000	8,250	$7,500
Interest cost on projected benefit obligation	37,500	37,500	18,750	18,750
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(48,500)	(47,500)	(24,250)	(23,750)
Amortization of unrecognized net gain	-	-	-	-
Net periodic postretirement, medical and life expense	$5,500	$5,000	$2,750	$2,500

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

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,448	$-	$3	$11,451	$19,992	$-	$5	$19,997
Provision for loan losses	125	-	-	125	250	-	-	250
Net interest income after provision for loan losses	11,323	-	3	11,326	19,742	-	5	19,747
Other operating income	2,732	1,768	244	4,744	4,819	3,384	888	9,091
Other operating expenses	10,215	1,791	195	12,201	18,620	3,607	417	22,644
Income before income tax expense	3,840	(23)	52	3,869	5,941	(223)	476	6,194
Income tax expense	1,255	(9)	3	1,249	1,846	(86)	149	1,909
Segment net income	$2,585	$(14)	$49	$2,620	$4,095	$(137)	$327	$4,285
Segment assets					$1,228,705	$6,020	$2,311	$1,237,036

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$8,778	$-	$1	$8,779	$17,289	$-	$2	$17,291
Provision for loan losses	375	-	-	375	750	-	-	750
Net interest income after provision for loan losses	8,403	-	1	8,404	16,539	-	2	16,541
Other operating income	2,519	1,985	161	4,665	4,290	4,073	297	8,660
Other operating expenses	7,488	1,751	176	9,415	14,681	3,599	381	18,661
Income before income tax expense	3,434	234	(14)	3,654	6,148	474	(82)	6,540
Income tax expense	1,082	90	(21)	1,151	1,920	183	(66)	2,037
Segment net income	$2,352	$144	$7	$2,503	$4,228	$291	$(16)	$4,503
Segment assets					$991,219	$6,690	$3,071	$1,000,980

12.           Stock Based Compensation

Board of Director’s Stock Compensation

Members of the Board of Directors receive common shares of the Corporation equal in value to the amount of fees individually earned during the previous year for service as a director.  The common shares are distributed to the Corporation's individual board members from treasury shares of the Corporation on or about January 15 following the calendar year of service.

Additionally, the President and CEO of the Corporation, who does not receive cash compensation as a member of the Board of Directors, is awarded common shares equal in value to the average of those awarded to board members not employed by the Corporation who have served for twelve (12) months during the prior year.

An expense of $231 thousand related to this compensation was recognized during the year of 2010.  During January 2011, 10,378 shares were re-issued from treasury to fund the stock component of directors' compensation.

Restricted Stock Plan

On June 16, 2010, the Corporation's Board of Directors approved the Corporation's Restricted Stock Plan (the "Plan"), which became effective immediately.  Pursuant to the Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The maximum number of shares as to which stock awards may be granted under the Plan is 10,000 per year, with these shares vesting over a 5 year period.

A summary of restricted stock activity from December 31, 2010 to June 30, 2011 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2010	5,886	$21.25
Granted	1,087	23.00
Vested	-	-
Forfeited or Cancelled	-	-
Nonvested at June 30, 2011	6,973	$21.52

As of June 30, 2011, there was $136,275 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.67 years.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and six-month periods ended June 30, 2011, with comparisons to the comparable periods in 2010, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2011.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, including those in connection with our April 8, 2011 acquisition of Fort Orange Financial Corporation and the integration of its business with ours, competition, changes in law or the regulatory environment, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends.  Information concerning risks facing the Corporation can be found in our periodic filings with the Securities and Exchange Commission, including in our 2010 Annual Report on Form 10-K.  These filings are available publicly on the SEC's website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3788. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. The Corporation assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes $723 thousand book value of two collateralized debt obligations ("CDO's") consisting of pooled trust preferred securities.  These securities were rated high quality when purchased, but at June 30, 2011 Moody's rated these securities both as Caa3, which is defined as substantial risk of default.  The Corporation uses an OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pools, as well as overall default rates based on historical bank debt default rate averages.  For the three and six-month periods ended June 30, 2011, no OTTI losses were recognized in earnings.  Both of these securities remained classified as available for sale and represented $351 thousand of the unrealized losses reported at June 30, 2011. One of the securities continues to accrue interest and payments continue to be made as agreed, however the Corporation learned in early August 2011 that the other security was officially in default and the quarterly interest payment would not be made as scheduled.  This action had no material impact to the financial statements as of June 30, 2011 and no further interest will be accrued on this security.

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

Financial Condition

Consolidated assets at June 30, 2011 totaled $1.237 billion, an increase of $278.7 million or 29.1% since December 31, 2010.  As discussed in greater detail below, this increase was due in large part to the Corporation’s acquisition of Fort Orange Financial Corp. (“FOFC”) and the concurrent merger of its banking subsidiary, Capital Bank & Trust Company (“Capital Bank”) into the Bank on April 8, 2011, as well as other organic growth.  The increase was reflected principally in a $175.0 million increase in loans, net of deferred fees and costs and unearned income, a $60.9 million increase in the securities portfolio, a $23.3 million increase in cash and cash equivalents and increases in goodwill and other intangible assets totaling $12.7 million and $2.1 million, respectively, as well as a $3.4 million increase in other assets.

As noted above, total loans, net of deferred fees and costs and unearned income increased $175.0 million or 28.5% from December 31, 2010 to June 30, 2011, principally due to the acquisition of Capital Bank loans totaling $165.9 million at quarter-end.  The most significant growth was in commercial loans (including commercial mortgages), which increased $150.1 million, with $137.1 million of this increase associated with the Capital Bank acquisition.  Residential mortgages increased $21.7 million, including Capital Bank mortgages totaling $22.3 million at June 30, 2011.  Total consumer loans were up $3.2 million, principally due to a $5.9 million increase in home equity balances, as home equity loans associated with the acquisition totaled $6.3 million at June 30, 2011.  This increase was offset primarily by a $2.2 million decrease in indirect consumer installment loans and a $269 thousand decrease in other consumer installment loans.  During the first six months of this year, approximately $3.4 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $280 thousand originated and sold to the State of New York Mortgage Agency.

The composition of the loan portfolio is summarized as follows:

	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$159,906,838	$114,697,440
Commercial mortgages	238,003,579	133,070,484
Residential mortgages	195,150,301	173,467,806
Indirect Consumer loans	96,699,376	98,940,854
Consumer loans	98,959,933	93,507,785
Total loans, net of deferred origination fees and cost, and unearned income	$788,720,027	$613,684,369

The available for sale segment of the securities portfolio totaled $284.1 million at June 30, 2011, an increase of approximately $60.6 million or 27.1% from December 31, 2010. At amortized cost, the available for sale portfolio increased $56.1 million, including approximately $44.1 million of bonds related to the Capital Bank acquisition.  Unrealized appreciation related to the available for sale portfolio increased $4.5 million since year-end 2010.  A $34.1 million increase in federal agency bonds includes $13.2 million of balances related to the acquisition.  Additionally, during the first six months of this year, other purchases of agency bonds totaling $46.5 million were offset by calls and maturities totaling approximately $25.6 million.  A $9.0 million increase in available for sale municipal bonds include Capital Bank bond balances totaling $6.2 million at June 30, 2011.  Increases in collateralized mortgage obligations, corporate bonds and SBA guaranteed loan pools totaling $9.0 million, $3.0 million and $2.3 million, respectively, were all related to the Capital Bank acquisition.  Additionally, a $234 thousand increase in U.S. Treasury bonds reflects purchases during the first six months of this year totaling $30.3 million, offset by sales totaling $30.0 million.  These increases were somewhat offset by a $1.6 million decrease in mortgage-backed securities as a $10.4 million increase resulting from the FOFC acquisition was offset by paydowns on other mortgage-backed securities.  The increase in unrealized appreciation related to the available for sale portfolio was due in large part to the impact of lower mid-to long-term rates on the various bond portfolios as well as an increase in unrealized gains in the Corporation’s equity portfolio.  The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately $326 thousand from $7.7 million at December 31, 2010 to $8.0 million at June 30, 2011.

As noted above, total cash and cash equivalents increased $23.3 million since December 31, 2010.  Due in large part to net cash received in the FOFC acquisition, interest bearing deposits at other financial institutions increased $12.1 million.  Additionally, cash and due from financial institutions increased $11.2 million primarily due to an increased level of federal transit items and period-end branch cash levels.  With total cash and due from banks totaling $83.9 million at June 30, 2011, the Corporation continues to maintain a strong liquidity position and we continue to evaluate alternative investment of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

The $12.7 million increase in goodwill as well as the $2.1 million increase in other intangible assets was directly related to the FOFC acquisition.  The $2.1 million increase, net of amortization in other intangible assets includes $2.5 million in other intangibles associated with this acquisition, which the Corporation is amortizing on an accelerated basis over a 10 year period.

A $3.4 million increase in other assets was due principally to a $1.2 million increase in accrued interest receivable due in large part to the FOFC acquisition, a $470 thousand increase in net deferred tax assets, a $495 thousand increase in prepaid taxes and a $687 thousand estimated income tax receivable related to the FOFC acquisition.  Additionally, prepaid FDIC insurance premiums increased $324 thousand as a result of the acquisition.

Since December 31, 2010, total deposits have increased $227.6 million or 28.9% to $1.014 billion, with $183.3 million of this increase attributed to the FOFC acquisition, and $44.3 million due to organic deposit growth.  Non-interest bearing demand deposits increased $48.0 million, including balances at the Capital Bank offices acquired of $25.4 million.   A $179.6 million increase in interest bearing balances was due principally to increases in savings and time deposit balances of $74.2 million and $64.1 million, respectively, as well as a $31.0 million increase in NOW accounts and a $10.4 million increase in insured money market account (“IMMA”) balances.  The $74.2 million increase in savings balances includes $60.1 million related to the FOFC acquisition as well as increases in public fund and other balances totaling $4.3 million and $9.8 million, respectively, while the $64.1 million increase in time deposits includes $63.1 million of Capital Bank deposits and a $12.2 million increase in public fund balances, partially offset by decreases in other personal and non-personal balances.  The $31.0 million increase in NOW accounts was principally due to Capital Bank balances totaling $26.2 million as well as a $6.7 million increase in public funds, while the $10.4 million increase in IMMA balances includes $8.4 million in Capital Bank deposits and a $3.9 million increase in public fund balances.

A $24.1 million increase in long term borrowings was due to the Corporation assuming the term debt of Capital Bank.

The $29.2 million increase in total shareholders equity was due in large part to the issuance of 1,009,942 shares to acquire shares of former FOFC shareholders, which resulted in an increase in common stock and additional paid-in-capital totaling $23.7 million.  Other significant increases included a $3.0 million increase in accumulated other comprehensive income and a $2.3 million increase in retained earnings.

Asset Quality
Non-Performing Loans

Non-performing loans at June 30, 2011 totaled $17.934 million compared to $11.254 million at year-end 2010, an increase $6.680 million.  Not included in the non-performing loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as purchased credit impaired (“PCI”) loans and which are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”.  The increase in non-performing loans was due to increases in non-accrual loans and loans 90 days or more past due totaling $3.743 million and $3.308 million, respectively, partially offset by a $371 thousand decrease in troubled debt restructurings (“TDRs”).  The $3.743 million increase in non-accrual loans was due to a $4.145 million increase in non-accruing commercial loans that was primarily due to the addition to non-accrual status of loans to one borrower totaling $3.790 million.  Other commercial loan additions to non-accrual status since year-end 2010 totaled $674 thousand.  These increases were offset in part by principal reductions on other non-accrual commercial loans.  The increase in non-accrual commercial loans was partially offset by decreases in non-accrual residential mortgages, home equity and other consumer loans totaling, $270 thousand, $72 thousand and $59 thousand, respectively.  Included in the non-accrual loan totals are commercial loans to one borrower totaling $5.192 million which carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporation's remaining exposure on these loans to $345 thousand.  It is generally the Corporation's policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  Loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Accruing loans 90 days or more past due totaled $3.319 million at June 30, 2011 compared to $11 thousand at year-end 2010, an increase of $3.308 million.  This increase was due to loans not considered by management to be PCI loans acquired in the FOFC acquisition, including $3.223 million of construction loans that for a variety of reasons are 90 days or more past their stated maturity dates, however the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

As noted above, accruing TDRs decreased $371 thousand since December 31, 2010 as during the first quarter a commercial loan totaling $136 thousand and two residential mortgages totaling $94 thousand at December 31, 2010 were removed from TDR status in accordance with the Corporation’s policy that TDRs that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDRs in years subsequent to the year in which the loan was first reported as TDR.  Additionally, $139 thousand of principal reductions have been received on a commercial loan TDR.  Concessions made on commercial loan TDRs involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and/or payment reductions.  Overall, our past experience in working with borrowers in restructuring troubled debt has been favorable. TDRs are evaluated for impairment based upon the present value of expected future cash flows with any changes recorded through the provision for loan losses.

At June 30, 2011, OREO totaled $430 thousand compared to $741 thousand at December 31, 2010, a decrease of $311 thousand.  During the first six months of this year one property totaling $33 thousand was placed in OREO and two properties totaling $236 thousand were sold.  The balance of the decrease was due to the receipt of private mortgage insurance reimbursement on one property.  At June 30, 2011, OREO properties consisted of three residential properties totaling $118 thousand, two commercial properties totaling $94 thousand and undeveloped land totaling $218 thousand.

Impaired Loans

Impaired loans, excluding residential real estate loans determined to be troubled debt restructurings, at June 30, 2011 totaled $11.539 million compared to $7.665 million at December 31, 2010.  Not included in the impaired loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as PCI loans as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The increase of $3.874 million resulted principally from the above discussed increase in non-accrual commercial loans.  Included in the impaired loan total are loans totaling $4.415 million for which impairment allowances of $884 thousand have been specifically allocated to the allowance for loan losses.  As of December 31, 2010, the impaired loan total included $892 thousand of loans for which specific impairment allowances of $240 thousand were allocated to the allowance for loan losses.  The increases in both the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses and the amount allocated were both primarily due to the above mentioned addition to non-accrual loans of loans to one borrower totaling $3.790 million.  The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired.  Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  If market conditions warrant, future appraisals are obtained.  Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest.

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

The following table summarizes the Corporation's non-performing assets:

(dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans	$14,329	$10,586
Troubled debt restructurings	286	657
Accruing loans past due 90 days or more	3,319	11
Total non-performing loans	$17,934	$11,254
Other real estate owned	430	741
Total non-performing assets	$18,364	$11,995

In addition to non-performing loans, as of June 30, 2011, the Corporation has identified commercial relationships totaling $11.4 million as potential problem loans, as compared to $7.2 million at December 31, 2010.  This increase of $4.2 million resulted from the addition of a commercial relationship totaling $2.6 million during the first quarter of this year, as well as the addition of $1.8 million of loans acquired in the FOFC acquisition which were not considered to be PCI loans, partially offset by principal reductions on other potential problem loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in the disclosure of such loans as non-performing at some time in the future.  Potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, be restructured, or require increased allowance coverage and provisions for loan losses.

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

While impaired loans increased $3.874 million since year-end 2010, this increase, as noted above, was principally due to the addition of a commercial relationship totaling $3.790 million which resulted in a $644 thousand increase in specific allowances allocated against impaired loans.  With the exception of this one relationship, overall credit quality has remained stable and we continue to see signs of improvement as evidenced by significant reductions in net charge-offs as discussed below.  Based upon an analysis of the factors mentioned above, the Corporation’s provision for loan losses for the second quarter of this year totaled $125 thousand compared to $375 thousand for the second quarter of 2010, with the year-to-date provision of $250 thousand down $500 thousand when compared to last year.

Net charge-offs for the first six months of this year as compared to 2010 improved by $278 thousand from $270 thousand in net charge-offs during the first six months of last year to net recoveries of $8 thousand this year.  This improvement was principally due to decreases in net consumer loan and residential mortgage charge-offs totaling $166 thousand and $66 thousand, respectively, as well as a $46 thousand increase in net commercial loan recoveries.  At June 30, 2011, the Corporation's allowance for loan losses totaled $9.756 million, resulting in a coverage ratio of allowance to non-performing loans of 54.4%.  As noted above, included in non-performing loans at June 30, 2011 were loans which carried USDA guarantees totaling $4.847 million.  Also included in the non-performing loan totals are other loans with remaining balances totaling $375 thousand on which the Corporation has previously recognized partial charge-offs in the amount of $772 thousand.  Excluding the USDA guaranteed amount and other loans for which partial charge-offs have already been recognized from the non-performing total, the coverage ratio of allowance to non-performing loans was 76.7%. This ratio as well as the ratio of allowance to total loans was also impacted by the Capital Bank acquisition, as current accounting rules do not allow the acquirer to transfer the acquiree’s allowance for loan losses to the acquirer’s balance sheet.  Rather, the acquiree’s overall loan quality is a component in determining the fair value of loans acquired, which are carried on the balance sheet at fair value.  Excluding acquired loans reported above as non-performing loans totaling $3.825 million, as well as the aforementioned USDA guarantee and loans for which partial charge-offs have already been recognized, the allowance to non-performing loan ratio was 109.8%.  The allowance for loan losses to total loans was 1.24%.  Excluding loans acquired in the Capital Bank acquisition, the allowance for loan losses to total loans was 1.57% and represents an amount that management believes is adequate to absorb probable incurred loan losses on existing loans.

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

At June 30, 2011, in addition to the qualitative factors allocated within the allowance, the Corporation maintained $517 thousand of the allowance as unallocated.  While some preliminary improvements have been seen in the local economy and while some loans have improved, the recovery is still very fragile and management believes it is prudent to see a longer period of sustained improvement before completely reflecting this in the allowance.  Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

Activity in the allowance for loan losses was as follows:

(dollars in thousands)	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$9,498	$9,967
Charge-offs:
Commercial, financial and agricultural	(3)	(44)
Commercial mortgages	(4)	-
Residential mortgages	-	(36)
Consumer loans	(340)	(505)
Total	(347)	(585)
Recoveries:
Commercial, financial and agricultural	205	222
Commercial mortgages	26	-
Residential mortgages	30	-
Consumer loans	94	93
Total	355	315
Net recoveries (charge-offs)	8	(270)
Provision charged to operations	250	750

Balance at end of period	$9,756	$10,447

Results of Operations
Second Quarter of 2011 vs. Second Quarter of 2010

Net income for the second quarter of 2011 totaled $2.620 million, an increase of $117 thousand as compared to second quarter 2010 net income of $2.503 million.  Earnings per share decreased 17.4% from $0.69 per share to $0.57 per share on 1,026,724 additional average shares outstanding primarily resulting from the FOFC acquisition.  The decrease in earnings per share is attributable to direct transaction costs incurred during the second quarter of this year totaling $1.187 million related to the Corporation’s acquisition of FOFC, which closed on April 8, 2011.  Excluding these costs, second quarter 2011 net income would have totaled approximately $3.375 million or $0.73 per share with the FOFC acquisition contributing an estimated $1.141 million of that total or $0.25 per share.

Net interest income compared to the second quarter of 2011 increased $2.673 million or 30.4% to $11.451 million, with the net interest margin increasing 24 basis points to 4.08%.  We attribute this increase to the FOFC acquisition as a $210.2 million or 22.9% increase in average earning assets and a 36 basis point decrease in the cost of average interest bearing liabilities was partially offset by a 6 basis point decrease in the yield on average earning assets to 4.71%.  The $210.2 million increase in average earning assets included a $178.4 million increase in average loans, with Capital Bank loans accounting for $152.9 million of this increase, a $23.1 million increase in average interest bearing deposits and an $8.7 million increase in the average investment portfolio.  The second quarter increase in the average investment portfolio included $43.3 million of average Capital Bank securities, partially offset by a $34.6 million decrease in the average balances of other securities.  While average earning assets increased 22.9%, total interest and dividend income increased 21.6% or $2.348 million as the average yield on average earning assets decreased, as noted above.

Total average funding liabilities, including non-interest bearing demand deposits, as compared to the second quarter of last year, increased $197.9 million or 22.0% to $1.096 billion as average deposits and borrowings increased $179.4 million and $18.5 million, respectively.  In total, average non-interest bearing deposits increased $48.1 million, with Capital Bank non-interest bearing deposits comprising $23.6 million of that increase. Average interest bearing deposits increased $131.3 million due to $153.8 million in Capital Bank average interest bearing deposits, offset by decreases in other average interest bearing balances.  The increase in average interest bearing deposits was reflected principally in a $69.2 million increase in average savings account balances, as well as increases in average time deposits and NOW accounts totaling $40.1 million and $26.8 million, respectively.  These increases were partially offset by a $4.8 million decrease in average IMMA balances.  The increase in average borrowings was due principally to an increase in borrowings assumed by the Corporation in the FOFC acquisition.  While average interest-bearing liabilities increased $149.8 million, or 21.2%, interest expense decreased $324 thousand or 15.4%, as the average cost of interest-bearing liabilities decreased 36 basis points to 0.84%.

As discussed under the Asset Quality section of this report, a $250 thousand decrease in the provision for loan losses was principally due to stable credit quality and a decrease in net charge-offs, as well as management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the second quarter of 2011 increased $79 thousand or 1.7% compared to the second quarter of 2010.  The most significant factors in this increase included a $82 thousand increase in check card interchange fee income, a $76 thousand decrease in other-than-temporary impairment (“OTTI”) charges on two CDO’s consisting of pools of trust preferred securities issued by other financial institutions which reflects a reduced level of deterioration in the credit quality of the underlying issuers, a $59 thousand increase in revenue of CFS Group, Inc. and a $55 thousand increase in gains on the sale of other real estate owned (“OREO”).  The above increases were partially offset primarily by a $216 thousand decrease in Wealth Management Group (formerly referred to as Trust and Investment Center) fee income, which was related to the closing of a large estate during the fourth quarter of 2010.

Second quarter 2011 operating expenses were $2.786 million or 29.6% higher than the comparable period last year, due in large part to the aforementioned direct acquisition transaction costs totaling $1.187 million.  Excluding these costs, all other operating expenses increased $1.599 million or 17.0%.  This increase was principally due to a $578 thousand increase in salaries, a $174 thousand increase in net occupancy costs, a $222 thousand increase in professional services and a $211 thousand increase in data processing costs.  The increase in salaries reflects addition to staff resulting from the FOFC acquisition, as well as merit increases over the past year.  Higher net occupancy costs were principally due to the FOFC acquisition, while the increase in professional services fees was due in large part to higher Wealth Management Group legal and fiduciary tax preparation fees.  The increase in data processing costs was impacted by higher mainframe, communication line charges and check card processing fees.  Other expense increases included a $108 thousand increase in amortization of intangible assets resulting from the FOFC acquisition and a $97 thousand increase in pension and other employee benefits, due in large part to higher health insurance costs.  These increases were offset primarily by a $130 thousand decrease in FDIC insurance resulting from the institution of a new basis by the FDIC for establishing the regular quarterly assessments which took effect at the beginning of the second quarter and an $89 thousand decrease in OREO expenses due principally to a write-down taken during the second quarter of last year.

A $98 thousand increase in income tax expense reflects a $215 thousand increase in pre-tax income, as well as an increase in the effective tax rate from 31.5% to 32.3% due to a decrease in the relative percentage of tax exempt income to pre-tax income.

Year-to-Date 2011 vs. Year-to-Date 2010

Net income for the six-month period ended June 30, 2011 totaled $4.285 million, a decrease of $218 thousand compared to the corresponding period in 2010.  Earnings per share decreased 16.8% from $1.25 to $1.04 per share on 522,355 additional average shares outstanding.  As was the case with second quarter results, management attributes this decrease to direct transaction costs incurred during the first six months of this year related to the Corporation’s acquisition of FOFC totaling $2.223 million.  Excluding these costs, net income for the six-month period ended June 30, 2011 would have totaled approximately $5.720 million or $1.39 per share, with the FOFC acquisition contributing an estimated $1.115 million or $0.27 per share.

Net interest income compared to the first six months of 2010 increased $2.706 million or 15.7% with the net interest margin increasing 13 basis points to 3.97%.  Once again, management attributes this increase to the FOFC acquisition as a $106.4 million or 11.7% increase in average earning assets and a 38 basis point decrease in the cost of average interest bearing liabilities was partially offset by an 18 basis point decrease in the yield on average earning assets.  The $106.4 million increase in average earning assets included a $102.7 million increase in average loans, with Capital Bank loans contributing $76.9 million to this increase, and a $5.2 million increase in average interest bearing deposits.  The average investment portfolio decreased $1.6 million as average investments acquired in the Capital Bank acquisition totaling $21.8 million were offset by a decrease in other average investment securities.  While on average, earning assets increased 11.7%, total interest and dividend income increased $1.659 million or 7.6%, as the average yield on earning assets decreased 18 basis points to 4.65%.

Total average funding liabilities, including non-interest bearing demand deposits, as compared to the first six months of last year, increased $93.6 million or 10.5% to $986.4 million as average deposits and borrowings increased $89.5 million and $4.1 million, respectively.  In total, average non-interest bearing deposits increased $33.9 million, with Capital Bank non-interest bearing deposits comprising $11.9 million of that increase.  Average interest bearing deposits increased $55.6 million due to $77.3 million in Capital Bank average interest bearing deposits, offset by decreases in other average interest bearing balances.  The increase in average interest bearing deposits was reflected principally in a $39.4 million increase in average savings account balances, as well as increases in average NOW and time deposits totaling $15.6 million and $7.1 million, respectively.  These increases were partially offset by a $6.4 million decrease in average IMMA balances.  The increase in average borrowings was due to borrowings assumed by the Corporation in the FOFC acquisition.  While average interest-bearing liabilities increased $59.7 million or 8.5%, interest expense decreased $1.047 million or 23.5%, as the average cost of interest-bearing liabilities decreased 38 basis points to 0.90%.

As discussed under the Asset Quality section of this report, a $500 thousand decrease in the provision for loan losses reflects overall stability in credit quality and a decrease in net charge-offs, as well as management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income for the first half of 2011 was $432 thousand or 5.0% higher than the comparable period last year.  This increase was due in part to a $442 thousand increase in revenue from the Corporation’s equity investment in Cephas Capital Partners, L.P., a small business investment company limited partnership, due in large part to a gain recognized on the exercise of stock warrants held in one of its investments.  Additionally impacting the improvement in non-interest income was a $337 thousand decrease in OTTI charges on the aforementioned trust preferred securities pools held in the Corporation’s investment portfolio and a $228 thousand increase in realized gains on the sale of securities, as well as increases in check card interchange fee income and revenue of CFS Group, Inc. totaling $162 thousand and $149 thousand, respectively.  These increases were partially offset primarily by a $689 thousand decrease in Wealth Management Group fee income and a $272 thousand decrease in service charges.  The decrease in Wealth Management Group fee income was due to the previously mentioned closing of a large estate during the fourth quarter of last year, while the decrease in service charges was primarily due to lower net overdraft fee income.

Year-to-date operating expenses were $3.984 million or 21.4% higher than last year, due in large part to the aforementioned direct acquisition transaction costs totaling $2.223 million.  Excluding these costs, all other operating expenses increased $1.761 million or 9.4%.  The most significant factors affecting this increase included a $668 thousand increase in salaries, a $270 thousand increase in data processing costs, a $226 thousand increase in net occupancy costs and a $223 thousand increase in professional services.  As was the case in the second quarter, the increase in salaries reflects addition to staff resulting from the Capital Bank acquisition, as well as merit increases over the past year.  The increase in data processing includes higher Wealth Management Group and check card processing costs, as well as increases in main frame and communication line charges.  Higher net occupancy costs include costs related to the Capital Bank acquisition, as well as higher maintenance costs at other offices, while the increase in professional services fees was due in large part to higher Wealth Management Group legal and fiduciary tax preparation fees.  Other significant expense increases included a $106 thousand increase in pension and other employee benefits due in large part to an increase in health insurance costs, a $95 thousand increase in amortization of intangible assets resulting from the FOFC acquisition and an $87 thousand increase in furniture and equipment costs.  These increases were offset primarily by a $183 thousand decrease in FDIC insurance and a $144 thousand decrease in OREO expenses.

A $128 thousand decrease in income tax expense was principally due to the $346 thousand decrease in pre-tax income, while the decrease in the effective tax rate from 31.1% to 30.8% reflects a $48 thousand decrease of a previously recognized provision for an uncertain tax position which has since been settled with the Internal Revenue Service.

Average Consolidated Balance Sheet and Interest Analysis (dollars in thousands)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010			Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$690,759	$19,783	5.78%	$588,073	$17,670	6.06%	$765,918	$11,208	5.87%	$587,487	$8,846	6.04%
Taxable securities	201,575	2,842	2.84%	212,307	3,414	3.24%	226,177	1,594	2.83%	230,136	1,709	2.98%
Tax-exempt securities	51,203	685	2.70%	42,050	588	2.82%	55,034	369	2.69%	42,379	295	2.79%
Federal funds sold	-	-	N/A	-	-	N/A	-	-	N/A	-	-	N/A %
Interest-bearing deposits	71,810	102	0.29%	66,564	82	0.25%	79,085	62	0.31%	56,022	35	0.25%
Total earning assets	1,015,347	23,412	4.65%	908,994	21,754	4.83%	1,126,214	13,233	4.71%	916,024	10,885	4.77%

Non-earning assets:
Cash and due from banks	21,667			22,310			22,564			21,255
Premises and equipment, net	24,240			24,568			24,447			24,389
Other assets	42,812			38,151			51,959			38,199
Allowance for loan losses	(9,648)			(10,210)			(9,702)			(10,318)
AFS valuation allowance	10,655			8,949			11,675			9,552
Total	$1,105,073			$992,762			$1,227,157			$999,101

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	67,454	37	0.11%	51,889	26	0.10%	81,437	26	0.13%	54,634	13	0.09%
Savings and insured money market deposits	331,690	416	0.25%	298,684	553	0.37%	368,448	240	0.26%	304,041	228	0.30%
Time deposits	285,286	1,735	1.23%	278,233	2,538	1.84%	316,417	894	1.13%	276,358	1,210	1.76%
Federal Home Loan Bank advances and securities sold under agreements to Repurchase	76,661	1,227	3.23%	72,572	1,346	3.74%	88,485	622	2.82%	69,967	655	3.75%
Total interest-bearing liabilities	761,091	3,415	0.90%	701,378	4,463	1.28%	854,787	1,782	0.84%	705,000	2,106	1.20%

Non-interest-bearing liabilities:
Demand deposits	225,338			191,416			241,266			193,184
Other liabilities	7,376			7,324			7,794			7,161
Total liabilities	993,805			900,118			1,103,847			905,345
Shareholders' equity	111,268			92,644			123,310			93,756
Total	$1,105,073			$992,762			$1,227, 157			$999,101
Net interest income		$19,997			$17,291			$11,451			$8,779
Net interest rate spread			3.75%			3.55%			3.87%			3.57%
Net interest margin			3.97%			3.84%			4.08%			3.84%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars in thousands):

	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010			Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$2,972	$(859)	$2,113	$2,617	$(255)	$2,362
Taxable securities	(166)	(406)	(572)	(29)	(86)	(115)
Tax-exempt securities	125	(28)	97	85	(11)	74
Interest-bearing deposits	7	13	20	16	11	27

Total earning assets	$2,476	$(818)	$1,658	$2,471	(123)	2,348

Interest paid on:
Demand deposits	$8	$3	$11	$7	$6	$13
Savings and insured money market deposits	56	(193)	(137)	44	(32)	12
Time deposits	63	(866)	(803)	158	(474)	(316)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	73	(192)	(119)	151	(184)	(33)

Total interest-bearing liabilities	$355	$(1,403)	$(1,048)	$392	$(716)	$(324)

Net interest income	$2,121	$585	$2,706	$2,079	$593	$2,672
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

The Corporation is a member of the Federal Home Loan Bank of New York which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $76.8 million and $64.8 million at June 30, 2011 and June 30, 2010, respectively.

During the first six months of 2011, cash and cash equivalents increased $23.3 million as compared to an increase of $5.7 million during the first six months of last year.  In addition to cash provided by operating activities, major sources of cash during the first six months of 2011 included proceeds from sales, maturities, calls and principal reductions on securities totaling $73.8 million, a $27.1 million increase in deposits and $26.2 million in net cash received in the FOFC acquisition.  These proceeds were used primarily to fund purchases of securities totaling $83.9 million, a net decrease in securities sold under agreements to repurchase totaling $13.1 million, a $10.6 million net increase in loans, the payment of cash dividends in the amount of $1.8 million and purchases of fixed assets totaling $722 thousand.

In addition to cash provided by operating activities, major sources of cash during the first half of 2010 included proceeds from sales, maturities, calls and principal reductions on securities totaling $78.5 million, a $31.4 million increase in deposits and a $6.2 million decrease in loans.  Proceeds from the above were used primarily to fund purchases of securities totaling $103.9 million, a $9.0 million decrease in securities sold under agreements to repurchase, the payment of cash dividends in the amount of $1.8 million and purchases of fixed assets totaling $705 thousand.

As of June 30, 2011, the Bank’s leverage ratio was 7.59%.  The Tier I and Total Risk Adjusted Capital ratios were 10.91% and 12.40%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Banking Department.

During the first six months of 2011 the Corporation declared cash dividends totaling $0.50 per share, unchanged from the dividends declared during the first six months of 2010.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position.  On November 17, 2010, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009.  The extension authorizes the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first year of the plan.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  During the first six months of 2011, the Corporation purchased 7,844 treasury shares at an average price of $23.40 per share.  Through June 30, 2011, a total of 28,575 shares had been purchased under this program.  During the first six months of 2011, 16,443 shares were re-issued from treasury to fund the stock component of directors’ 2010 compensation, distributions under the Corporation’s directors’ deferred stock plan, a stock grant to an executive officer, a restricted stock award to an executive officer and funding for the Corporation’s profit sharing, savings and investment plan.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At June 30, 2011, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.82% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 1.46%.  Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.47% and 3.95%, respectively.  Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At June 30, 2011, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 8.98% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 2.02%.  Both are within the established tolerance limit of 15%.  Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 4.92% and 4.67%, respectively. Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first six months of 2011.

Item 3:                      Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4:                      Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2011 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2011.

During the six months ended June 30, 2011, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	4/1/11-4/30/11	5,674	$ 23.55	5,674	63,625
	5/1/11-5/31/11	2,000	23.00	2,000	61,625
	6/1/11-6/30/11	200	23.25	200	61,425
	Quarter ended 6/30/11	7,844	$ 23.40	7,844	61,425

(1) On November 17, 2010, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009.  The extension authorizes the purchase of up to 90,000 shares of the Corporation's outstanding common stock, including those shares purchased during the first year of the plan   Purchases will be made from time to time on the open-market or in privately negotiated transactions, and will be at the discretion of management.

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

10.14  Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division.  Filed as Exhibit 10.14 to Registrant’s Form 10-Q filed with the SEC on May 13, 2011 and incorporated herein by reference.*

31.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

CHEMUNG FINANCIAL CORPORATION

DATE:	August 19, 2011	/s/ Ronald M. Bentley
Ronald M. Bentley
President & Chief Executive Officer

DATE:	August 19, 2011	/s/ John R. Battersby Jr.
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

10.14  Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division.  Filed as Exhibit 10.14 to Registrant’s Form 10-Q filed with the SEC on May 13, 2011 and incorporated herein by reference.*

31.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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