Form 10-Q
period 2011-09-30
CHEMUNG FINANCIAL CORP
filed 2011-11-14
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2011
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
YES: ____ NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 31, 2011 was 4,569,710.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	SEPTEMBER 30, 2011	DECEMBER, 31, 2010
ASSETS
Cash and due from financial institutions	$30,748,786	$16,540,095
Interest-bearing deposits in other financial institutions	87,723,958	44,079,682
Total cash and cash equivalents	118,472,744	60,619,777

Securities available for sale, at estimated fair value	279,078,596	223,544,961
Securities held to maturity, estimated fair value of $8,483,553 at September 30, 2011 and $8,297,392 at December 31, 2010	7,585,671	7,715,123
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,672,450	3,328,900

Loans, net of deferred origination fees and costs, and unearned income	788,458,576	613,684,369
Allowance for loan losses	(9,676,923)	(9,498,131)
Loans, net	778,781,653	604,186,238

Loans held for sale	74,412	486,997
Premises and equipment, net	24,250,065	24,192,593
Goodwill	22,157,213	9,872,375
Other intangible assets, net	6,478,541	4,655,900
Bank owned life insurance	2,602,647	2,536,715
Other assets	20,768,574	17,187,706

Total assets	$1,265,922,566	$958,327,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$261,945,489	$197,322,036
Interest-bearing	780,260,416	589,036,816
Total deposits	1,042,205,905	786,358,852

Securities sold under agreements to repurchase	41,453,658	44,774,615
Federal Home Loan Bank term advances	43,936,174	20,000,000
Accrued interest payable	822,970	784,351
Dividends payable	1,142,015	881,203
Other liabilities	7,674,121	8,119,701
Total liabilities	1,137,234,843	860,918,722

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2011 and 4,300,134 issued at December 31, 2010	53,101	43,001
Additional-paid-in capital	45,709,779	22,022,122
Retained earnings	98,808,285	94,407,620
Treasury stock, at cost (742,518 shares at September 30, 2011; 749,880 shares at December 31, 2010)	(18,948,660)	(19,166,655)
Accumulated other comprehensive income	3,065,218	102,475

Total shareholders' equity	128,687,723	97,408,563

Total liabilities and shareholders' equity	$1,265,922,566	$958,327,285
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
INTEREST AND DIVIDEND INCOME	2011	2010	2011	2010
Loans, including fees	$31,456,406	$26,412,468	$11,673,215	$8,742,046
Taxable securities	4,347,409	4,968,287	1,504,393	1,555,301
Tax exempt securities	1,035,068	888,938	350,557	300,917
Interest-bearing deposits	166,955	123,984	65,139	41,709
Total interest and dividend income	37,005,838	32,393,677	13,593,304	10,639,973

INTEREST EXPENSE
Deposits	3,325,900	4,452,535	1,138,130	1,335,770
Borrowed funds	783,022	711,231	285,084	239,634
Securities sold under agreements to repurchase	1,056,095	1,257,428	326,542	383,095
Total interest expense	5,165,017	6,421,194	1,749,756	1,958,499
Net interest income	31,840,821	25,972,483	11,843,548	8,681,474
Provision for loan losses	833,333	1,125,000	583,333	375,000
Net interest income after provision for loan losses	31,007,488	24,847,483	11,260,215	8,306,474

Other operating income:
Wealth management group fee income	5,131,119	6,256,974	1,746,958	2,183,765
Service charges on deposit accounts	3,180,733	3,428,277	1,130,824	1,106,415
Net gain on securities transactions	1,108,091	451,094	428,882	-
Other-than-temporary loss on investment securities:
Total impairment losses	(67,400)	(393,005)	(67,400)	(56,380)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	(67,400)	(393,005)	(67,400)	(56,380)
Net gain on sales of loans held for sale	132,902	166,247	53,571	32,681
Credit card merchant earnings	162,215	148,107	57,153	48,937
Gains on sales of other real estate owned	89,404	33,550	442	-
Income from bank owned life insurance	65,932	65,213	22,321	22,075
Other	3,617,016	2,750,745	955,712	909,951
Total other operating income	13,420,012	12,907,202	4,328,463	4,247,444

Other operating expenses:
Salaries and wages	12,534,214	11,362,716	4,272,612	3,768,761
Pension and other employee benefits	3,296,814	2,828,493	1,172,044	809,940
Net occupancy expenses	3,663,005	3,272,432	1,230,490	1,065,930
Furniture and equipment expenses	1,549,048	1,441,030	486,518	465,262
Data processing expense	2,881,150	2,457,347	976,050	822,341
Amortization of intangible assets	753,192	550,531	288,001	180,363
Losses on sales of other real estate owned	1,671	17,983	-	(7,575)
Other real estate owned expenses	86,040	305,147	37,549	112,307
FDIC insurance	737,281	912,652	294,897	287,298
Merger related expenses	2,243,919	-	20,500	-
Other	5,515,652	4,395,221	1,838,726	1,378,395
Total other operating expenses	33,261,986	27,543,552	10,617,387	8,883,022

Income before income tax expense	11,165,514	10,211,133	4,971,291	3,670,896
Income tax expense	3,589,455	3,157,001	1,680,351	1,119,960
Net income	$7,576,059	$7,054,132	$3,290,940	$2,550,936

Weighted average shares outstanding	4,297,777	3,604,502	4,637,392	3,602,277

Basic and diluted earnings per share	$1.76	$1.96	$0.71	$0.71
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2009	$43,001	$22,806,829	$87,826,331	$(20,024,661)	$(565,835)	$90,085,665
Comprehensive Income:
Net income	-	-	7,054,132	-	-	7,054,132
Change in unrealized gains(losses) on securities AFS, net	-	-	-	-	2,633,416	2,633,416
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	231,937	231,937
Total comprehensive income (loss)	-	-	-	-	-	9,919,485
Restricted stock units for directors' deferred compensation plan	-	83,311	-	-	-	83,311
Cash dividends declared ($.75 per share)	-	-	(2,639,382)	-	-	(2,639,382)
Distribution of 10,082 shares of treasury stock for directors’ compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,750 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Purchase of 20,260 shares of treasury stock	-	-	-	(425,566)	-	(425,566)
Balances at September 30, 2010	$43,001	$22,829,926	$92,241,081	$(20,120,784)	$2,299,518	$97,292,742
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563
Comprehensive Income:
Net income	-	-	7,576,059	-	-	7,576,059
Change in unrealized gains (losses) on securities AFS, net		-	-	-	2,678,187	2,678,187
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	284,556	284,556
Total comprehensive income (loss)	-	-	-	-	-	10,538,802
Restricted stock awards	-	21,226	-	-	-	21,226
Restricted stock units for directors' deferred compensation plan	-	61,129	-	-	-	61,129
Cash dividends declared ($.75 per share)	-	-	(3,175,394)	-	-	(3,175,394)
Distribution of 10,378 shares of treasury stock for directors' compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee compensation	-	(6,140)	-	61,140	-	55,000
Distribution of 286 shares of treasury stock for director’s deferred compensation	-	(7,364)	-	7,310	-	(54)
Distribution of 4,387 shares of treasury stock for employee restricted stock warrants	-	(60,800)	-	112,090	-	51,290
Purchase of 13,981 shares of treasury stock	-	-	-	(327,413)	-	(327,413)
Sale of 3,900 shares of treasury stock	-	(10,101)	-	99,606	-	89,505
Issuance of 1,009,942 shares related to FOFC Merger	10,100	23,723,538	-	-	-	23,733,638
Balances at September 30, 2011	$53,101	$45,709,779	$98,808,285	$(18,948,660)	$3,065,218	$128,687,723
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income	$7,576,059	$7,054,132
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	753,192	550,531
Provision for loan losses	833,333	1,125,000
Depreciation and amortization of fixed assets	2,129,738	2,057,825
Amortization of premiums on securities, net	960,973	489,661
Gains on sales of loans held for sale, net	(132,902)	(166,247)
Proceeds from sales of loans held for sale	5,523,214	5,686,897
Loans originated and held for sale	(4,977,727)	(5,906,757)
Net gain on sale of other real estate owned	(87,733)	(15,568)
Net gains on securities transactions	(1,108,091)	(451,094)
Net impairment loss recognized on investment securities	67,400	393,005
Decrease in other assets	2,752,047	671,468
(Increase) decrease in prepaid FDIC assessment	(49,464)	819,241
Decrease in accrued interest payable	(265,000)	(235,220)
Expense related to restricted stock units for directors' deferred compensation plan	61,129	83,311
Expense related to employee stock compensation	55,000	55,000
Expense related to employee stock awards	21,226	-
Decrease in other liabilities	(2,243,010)	(2,987,293)
Income from bank owned life insurance	(65,932)	(65,213)
Proceeds from sales of student loans	-	137,509
Net cash provided by operating activities	11,803,452	9,296,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	67,741,210	50,440,459
Proceeds from maturities and principal collected on securities available for sale	23,608,123	49,260,195
Proceeds from maturities and principal collected on securities held to maturity	3,448,732	9,561,278
Purchases of securities available for sale	(95,911,022)	(110,793,064)
Purchases of securities held to maturity	(3,319,281)	(5,429,297)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(1,002,500)	(58,200)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	237,250	-
Purchases of premises and equipment	(1,307,723)	(1,230,458)
Cash paid Fort Orange Financial Corp. acquisition	(8,137,816)	-
Cash received Fort Orange Financial Corp. acquisition	33,284,995	-
Proceeds from sale of other real estate owned	356,207	236,102
Net (increase) decrease in loans	(10,967,168)	3,210,362
Net cash provided (used) by investing activities	8,031,007	(4,802,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	70,452,474	17,197,567
Net decrease in time deposits and individual retirement accounts	(15,073,756)	(14,749,680)
Net decrease in securities sold under agreements to repurchase	(13,889,730)	(10,497,579)
Net decrease in Federal Home Loan Bank long term advances	(317,990)	-
Purchase of treasury stock	(327,413)	(425,566)
Sale of treasury stock	89,505	-
Cash dividends paid	(2,914,582)	(2,641,239)
Net cash provided (used) by financing activities	38,018,508	(11,116,497)
Net increase (decrease) in cash and cash equivalents	57,852,967	(6,622,932)
Cash and cash equivalents, beginning of period	60,619,777	79,738,396
Cash and cash equivalents, end of period	$118,472,744	$73,115,464
See accompanying notes to unaudited consolidated financial statements.
(Cash Flow continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,126,397	$6,656,414
Income Taxes	$3,340,847	$4,575,675
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$308,976	$554,246

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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2011 and December 31, 2010, and results of operations for the three and nine-month periods ended September 30, 2011 and 2010, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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
Restricted stock awards are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,297,777 and 3,604,502 weighted average shares outstanding for the nine-month periods ended September 30, 2011 and 2010, and 4,637,392 and 3,602,277 weighted average shares outstanding for the three-month periods ended September 30, 2011 and 2010, respectively.  There were no dilutive common stock equivalents during the three and nine-month periods ended September 30, 2011 or 2010.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at September 30, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$142,948,508	$36,088,000	$106,860,508	$-
Mortgage-backed securities, residential	57,220,655	-	57,220,655	-
Obligations of states and political subdivisions	46,636,291	-	46,636,291	-
Trust Preferred securities	2,280,848	-	1,985,938	294,910
Corporate bonds and notes	13,792,147	-	13,792,147	-
CMO’s	8,468,507	-	8,468,507	-
SBA Pool’s	2,305,718	-	2,305,718	-
Corporate stocks	5,425,922	4,741,501	684,421	-
Total available for sale securities	$279,078,596	$40,829,501	$237,954,185	$294,910

		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$102,131,517	$40,581,250	$61,550,267	$-
Mortgage-backed securities, residential	62,761,633	-	62,761,633	-
Obligations of states and political subdivisions	38,765,092	-	38,765,092	-
Trust Preferred securities	2,344,094	-	2,009,509	334,585
Corporate bonds and notes	11,694,190	-	11,694,190	-
Corporate stocks	5,848,435	5,209,069	639,366	-
Total available for sale securities	$223,544,961	$45,790,319	$177,420,057	$334,585

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month periods ending September 30,
2011 and 2010:

	Fair Value Measurement nine-months ended September 30, 2011 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement nine-months ended September 30, 2010 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale
Beginning balance	$334,585	$511,480
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	(67,400)	(393,005)
Included in other comprehensive income	27,725	172,340
Transfers in and/or out of Level 3	-	-
Ending balance September 30	$294,910	$290,815

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at September 30, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$701,710	$-	$-	$701,710
Commercial mortgages:	407,551	-	-	407,551
Other	392,257	-	-	392,257
Total Impaired Loans	$1,501,578	$-	$-	$1,501,578

Other real estate owned, net	$661,475	$-	$-	$661,475

		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Construction	$72,211	$-	$-	$72,211
Other	580,329	-	-	580,329
Total Impaired Loans	$652,540	$-	$-	$652,540

Other real estate owned, net	$740,620	$-	$-	$740,620

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,088,321 with a valuation allowance of $1,586,743 as of
September 30, 2011, resulting in a $833,333 provision for loan losses for the nine-month period ending
September 30, 2011.  Impaired loans had a carrying amount of $892,298, with a valuation allowance of
$239,758 as of December 31, 2010, resulting in no additional provision for loan losses for the year ending December 31, 2010.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $661,475 at September 30, 2011.  The net carrying amount reflects the outstanding balance of
$784,162 net of a valuation allowance of $122,687 at September 30, 2011 which resulted in write downs of $12,120 for the nine-month period ending September 30, 2011.  OREO had a net carrying amount of
$740,620 at December 31, 2010.  The net carrying amount reflected an outstanding balance of $909,947, net of a valuation allowance of $169,327 at December 31, 2010 which resulted in write downs of
$169,327 for the year ending December 31, 2010.

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2011 and December 31, 2010, are as follows:

(dollars in thousands)	September 30, 2011		December 31, 2010
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$30,749	$30,749	$16,540	$16,540
Interest-bearing deposits in other financial institutions	87,724	87,724	44,080	44,080
Securities available for sale	279,079	279,079	223,545	223,545
Securities held to maturity	7,586	8,484	7,715	8,297
Federal Home Loan and Federal Reserve Bank stock	5,672	N/A	3,329	N/A
Net loans	778,782	798,889	604,186	618,859
Loans held for sale	74,412	74,412	487	487
Accrued interest receivable	4,001	4,001	2,713	2,713
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	736,711	736,711	532,555	532,555
Time deposits	305,495	307,978	253,804	256,281
Securities sold under agreements to repurchase	41,454	43,975	44,775	46,667
Federal Home Loan Bank advances	43,936	47,452	20,000	21,609
Accrued interest payable	823	823	784	784
Dividends payable	1,142	1,142	881	881

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

4.           Goodwill and Intangible Assets

The changes in goodwill included in the core banking segment during the periods ending September 30,
2011 and 2010 were as follows:

	2011	2010
Beginning of year	$9,872,375	$9,872,375
Acquired goodwill	12,284,838	-
September 30,	$22,157,213	$9,872,375

Acquired intangible assets were as follows at September 30, 2011 and December 31, 2010:

	At September 30, 2011		At December 31, 2010
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$1,050,211	$1,174,272	$674,141
Other customer relationship intangibles	6,063,423	2,354,469	6,133,116	1,977,347
Total	$9,883,221	$3,404,680	$7,307,388	$2,651,488

Aggregate amortization expense was $753,192 and $550,531 for the-nine month periods ended
September 30, 2011 and 2010, respectively.

The remaining estimated aggregate amortization expense at September 30, 2011 is listed below:

Year	Estimated Expense
2011	$288,001
2012	1,046,720
2013	876,524
2014	777,801
2015	681,176
2016 and thereafter	2,808,319
Total	$6,478,541

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

Total Purchase Price		$31,871

Net assets acquired:
Cash and due from banks	$33,285
Securities available for sale	46,525
Federal Home Loan Bank Stock	1,578
Loans	164,153
Accrued Interest Receivable	864
Premises and equipment	879
Core deposit intangible	2,646
Deferred tax asset	2,466
Other assets	3,530
Deposits	(200,468)
Borrowings	(34,823)
Accrued Interest Payable	(304)
Other liabilities	(745)

Net assets acquired		$19,586

Goodwill resulting from the FOFC merger		$12,285

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
consolidated income statements for the three and nine months ended September 30, 2011 and 2010 as if the merger occurred at the beginning of each period presented are as follows (in thousands):

	Nine Months Ended September 30,
Financial assets:	2011	2010
Interest and dividend income	$40,414	$42,529
Interest expense	6,025	9,660
Net interest income	34,389	32,869
Provision for loan losses	1,808	2,375
Net interest income after provision for loan losses	32,581	30,494
Non-interest income	$13,472	$13,349
Non-interest expense	32,777	32,117
Income before income taxes	13,276	11,726
Income tax expense	4,406	3,742
Net income	$8,870	$7,984

Weighted average shares outstanding	4,629	4,614
Basic and diluted earnings per share	$1.92	$1.73

The consolidated income statement for the Corporation includes $5.654 million of net interest income,
$72 thousand of non-interest income and net income of $2.314 million of the acquiree since the acquisition date.

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

Comprehensive income for the three and nine-month periods ended September 30, 2011 was $3,297,441 and $10,538,802, respectively.  Comprehensive income for the three and nine-month periods ended
September 30, 2010 was $3,393,701 and $9,919,485, respectively.  The following summarizes the components of other comprehensive income:

	Nine Months Ended September 30,		Three Months Ended September 30,
Other Comprehensive Income	2011	2010	2011	2010
Unrealized holding gains on securities available for sale	$5,448,351	$4,573,717	$294,210	$1,400,082
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	27,725	172,340	(9,425)	(50,760)
Reclassification adjustment net gains realized in net income	(1,108,091)	(451,094)	(428,882)	-
Net unrealized gains (losses)	4,367,985	4,294,963	(144,097)	1,349,322
Tax effect	1,689,798	1,661,547	(55,746)	521,998
Net of tax amount	$2,678,187	$2,633,416	$(88,351)	$827,324
Change in funded status of defined benefit pension plan and other benefit plans	464,097	378,277	154,699	25,183
Tax effect	179,541	146,340	59,847	9,742
Net of tax amount	284,556	231,937	94,852	15,441
Total other comprehensive income	$2,962,743	$2,865,353	$6,501	$842,765

The following is a summary of the accumulated other comprehensive income balance, net of tax:

	Balance at December 31, 2010	Current Period Change	Balance at September 30, 2011
Unrealized gains on securities available for sale	$5,661,013	$2,678,187	$8,339,200
Unrealized loss on pension plans and other benefit plans	(5,558,538)	284,556	(5,273,982)
Total	$102,475	$2,962,743	$3,065,218

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
On September 16, 2011, the beneficiaries objected in the Surrogate’s Court of the State of New York,
County of Chemung (the “Surrogate’s Court”) to accountings with respect to the above-mentioned trusts provided by the Bank, based on allegations similar to those offered in the settlement demands.  Although these matters are inherently unpredictable, management will defend against these claims vigorously.
Management has concluded that it is reasonably possible, but not probable, that the financial position, results of operations or cash flows of the Corporation could be materially adversely affected in any particular period by the unfavorable resolution of these claims.  An amount of loss or range of loss cannot be reasonably estimated at this time.

8.           Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$139,497,422	$3,476,346	$25,260	$142,948,508
Mortgage-backed securities, residential	54,007,115	3,214,050	510	57,220,655
Collateralized Mortgage obligations	8,285,864	183,403	760	8,468,507
Obligations of states and political subdivisions	44,622,411	2,017,069	3,189	46,636,291
Corporate bonds and notes	13,475,088	476,400	159,341	13,792,147
SBA loan pools	2,265,412	40,306	-	2,305,718
Trust Preferred securities	2,536,347	105,236	360,735	2,280,848
Corporate stocks	788,129	4,652,367	14,574	5,425,922
Total	$265,477,788	$14,165,177	$564,369	$279,078,596

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$101,426,799	$916,547	$211,829	$102,131,517
Mortgage-backed securities, residential	60,379,269	2,385,036	2,672	62,761,633
Obligations of states and political subdivisions	38,143,972	672,067	50,947	38,765,092
Corporate bonds and notes	11,019,343	674,847	-	11,694,190
Trust Preferred securities	2,597,993	134,561	388,460	2,344,094
Corporate stocks	744,763	5,112,755	9,082	5,848,435
Total	$214,312,139	$9,895,813	$662,990	$223,544,961

Amortized cost and estimated fair value of securities held to maturity are as follows:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$7,585,671	$897,882	$-	$8,483,553

Total	$7,585,671	$897,882	$-	$8,483,553

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Obligations of states and political subdivisions	$7,715,123	$582,269	$-	$8,297,392

Total	$7,715,123	$582,269	$-	$8,297,392

The amortized cost and estimated fair value of debt securities are shown by expected maturity.
Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

	September 30, 2011
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$45,528,688	$45,906,777	$2,048,903	$2,083,328
After One, But Within Five Years	193,393,110	200,601,911	3,580,269	4,007,464
After Five, But Within Ten Years	21,308,173	22,862,763	1,956,499	2,392,761
After Ten Years	4,459,688	4,281,223	-	-
Total	$264,689,659	$273,652,674	$7,585,671	$8,483,553

Proceeds from sales and calls of securities available for sale for the three and nine months ended
September 30, 2011 were $11,085,156 and $67,741,210, respectively.  Realized gross gains on these sales and calls were $428,882 and $1,108,091 during the three and nine month periods ended September
30, 2011, respectively.  There were no sales or calls of securities available for sale that resulted in losses for the three or nine-months ended September 30, 2011.

Proceeds from sales and calls of securities available for sale for the three and nine months ended
September 30, 2010, were $20,000,000 and $50,440,459, respectively.  There were no realized gross gains on these sales and calls were during the three month period ended September 30, 2010 and realized gross gains on these sales and calls were $451,094 during nine month period ended September
30, 2010.  There were no sales or calls of securities available for sale that resulted in losses for the three or nine-months ended September 30, 2010.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at September 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$14,874,740	25,260	$-	$-	$14,874,740	$25,260
Mortgage-backed securities, residential	187,675	$510	-	-	187,675	510
Collateralized mortgage obligations	1,167,696	760	-	-	1,167,696	760
Obligations of states and political subdivisions	363,989	3,189	-	-	363,989	3,189
Corporate bonds and notes	5,308,085	159,341	-	-	5,308,085	159,341
Trust preferred securities	-	-	294,910	360,735	294,910	360,735
Corporate stocks	3,353	285	35,703	14,289	39,056	14,574
Total temporarily impaired securities	$21,905,538	$189,345	$330,613	$375,024	$22,236,151	$564,369

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$25,543,154	$211,829	$-	$-	$25,543,154	$211,829
Mortgage-backed securities, residential	844,587	2,672	-	-	844,587	2,672
Obligations of states and political subdivisions	7,746,912	50,947	-	-	7,746,912	50,947
Trust preferred securities	-	-	334,585	388,460	334,585	388,460
Corporate stocks	-	-	40,910	9,082	40,910	9,082
	$34,134,653	$265,448	$375,495	$397,542	$34,510,148	$662,990

Other-Than-Temporary Impairment

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

As of September 30, 2011, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on these securities.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.  One of these securities has been previously written down through the income statement to an amount considered to be immaterial to the financial statements.  Therefore management is no longer analyzing this security for further impairment.

Our analysis of these investments includes $629 thousand book value of a collateralized debt obligation
("CDO") consisting is a pooled trust preferred security. This security was rated high quality at inception, but at September 30, 2011 Moody's rated this security as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter.
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

In determining the amount of "currently performing" collateral for the purposes of modeling the expected future cash flows, management analyzed the default and deferral history over the past 3 years.
This review indicated significant increases in the number and amount of defaults and deferrals by the issuers.  Additionally, management has noted the correlation between the rising levels of non-
performing loans as a percent of tangible equity plus loan loss reserves by those issuers that have defaulted and/or deferred interest payments.  Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes.  Management recognizes the potential of defaults and deferrals to continue over the next 12 to 24 months.  The operating environment remains difficult for community and regional banks in many parts of the country, which could lead to higher default and deferral levels.  Seventy-four depository institutions were closed by regulators during the first nine months of 2011.

The following table provides detailed information related to the pooled trust preferred security analyzed at September 30, 2011:

Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral

TPREF Funding II, Ltd. (Class B)	17.90%	16.06%	-44.27%	16.14%

In the table above, "Excess Subordination as % of Performing Collateral" was calculated by dividing the difference between the total face value of performing collateral less the face value of all outstanding note balances not subordinate to our investment, by the total face value of performing collateral.  This ratio measures the extent to which there may be tranches within a pooled trust preferred structure available to absorb credit losses before the Corporation’s security would be impacted.  As mentioned earlier, the levels of defaults and deferrals in this pool has increased significantly in recent months, which have resulted in a significant reduction in the amount of performing collateral.  As a result, the negative Excess Subordination as a % of Performing Collateral percentages shown above indicate there is no support from subordinate tranches available to absorb losses before the Corporation’s security would be impacted.  A negative ratio is not the only factor to consider when determining if OTTI should be recorded.  Other factors affect the timing and amount of cash flows available for payments to investors such as the excess interest paid by the issuers, as issuers typically pay higher rates of interest than are paid out to investors.

Upon completion of the September 30, 2011 analysis, our model indicated an additional other-than-
temporary impairment of $67 thousand on the TPREF Funding II security.  This security remained classified as available for sale and represented $352 thousand of the unrealized losses reported at
September 30, 2011.  Payments continue to be made as agreed on the TPREF Funding II security.

When the analysis was conducted at September 30, 2011, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis. This analysis indicated a further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams.  Additionally, to estimate fair value the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the security based on current market conditions and interest rates.  This comparison indicated a slight decrease in value during the quarter, based on factors other than credit, which resulted in a loss reported in other comprehensive income.  Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore, the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total other-than-temporary impairment recognized in accumulated other comprehensive income was $220,459 and $265,018 for securities available for sale at September 30, 2011 and September 30, 2010, respectively.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the three and nine-month periods ending September 30, 2011 and 2010:

	2011	2010
Beginning balance, January 1,	$3,438,673	$3,045,668
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	67,400	393,005

Ending balance, September 30,	$3,506,073	$3,438,673

Beginning balance, July 1,	$3,438,673	$3,382,293
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	67,400	56,380

Ending balance, September 30,	$3,506,073	$3,438,673

9.           Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	September 30, 2011	December 31, 2010
Commercial, financial and agricultural	$147,815,433	$114,697,440
Commercial mortgages	250,030,218	133,070,484
Residential mortgages	194,260,610	173,467,806
Indirect consumer loans	96,093,955	98,940,854
Consumer loans	100,258,360	93,507,785

	$788,458,576	$613,684,369

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

Management, after considering current information and events regarding a borrower's ability to repay its obligations, classifies a loan as impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio class.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  commercial, financial and agricultural; commercial mortgages; residential mortgages; and consumer loans.

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

No allowance for loan losses was recorded as of September 30, 2011 for loans acquired as part of the
FOFC merger.  These loans were recorded at fair value at the time of the acquisition.

Activity in the allowance for loan losses by portfolio segment was as follows:

	Nine Months Ended September 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131
Charge Offs:	(593,995)	(3,764)	(39,312)	(542,621)	-	(1,179,692)
Recoveries:	314,797	33,304	30,324	146,726	-	525,151
Net charge offs	(279,198)	29,540	(8,988)	(395,895)	-	(654,541)
Provision	1,444,245	(69,375)	(61,068)	(184,348)	(296,121)	833,333
Ending balance	$3,283,346	$2,535,223	$1,231,724	$2,146,779	$479,851	$9,676,923

	Three Months Ended September 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,081,433	$2,612,655	$1,246,880	$2,297,459	$517,245	$9,755,672
Charge Offs:	(590,992)	-	(39,312)	(201,966)	-	(832,270)
Recoveries:	109,391	7,201	-	53,596	-	170,188
Net charge offs	(481,601)	7,201	(39,312)	(148,370)	-	(662,082)
Provision	683,514	(84,633)	24,156	(2,310)	(37,394)	583,333
Ending balance	$3,283,346	$2,535,223	$1,231,724	$2,146,779	$479,851	$9,676,923

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance:	$10,447,291	$9,967,223
Charge offs:	(1,298,599)	(1,883,840)
Recoveries:	136,369	451,678
Net charge offs	(1,162,230)	(1,432,162)
Provision	375,000	1,125,000
Ending balance	$9,660,061	$9,660,061

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2011 and December 31,
2010.  The recorded investment excludes loans acquired in the FOFC merger.

	September 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,302,878	$283,865	$-	$-	$-	$1,586,743
Collectively evaluated for impairment	1,980,468	2,251,358	1,231,724	2,146,779	479,851	8,090,180
Total ending allowance balance	$3,283,346	$2,535,223	$1,231,724	$2,146,779	$479,851	$9,676,923

	December 31, 2010
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23,524	$216,234	$-	$-	$-	$239,758
Collectively evaluated for impairment	2,094,775	2,358,824	1,301,780	2,727,022	775,972	9,258,373
Total ending allowance balance	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131

	September 30, 2011
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$4,975,639	$4,399,423	$182,117	$-	$9,557,179
Loans collectively evaluated for impairment	114,832,632	153,065,673	173,346,567	190,465,243	$631,710,115
Total ending loans balance	$119,808,271	$157,465,096	$173,528,684	$190,465,243	$641,267,294

	December 31, 2010
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,215,761	$4,450,882	$408,392	$-	$8,075,035
Loans collectively evaluated for impairment	111,778,238	128,963,664	173,465,831	193,098,341	607,306,074
Total ending loans balance	$114,993,999	$133,414,546	$173,874,223	$193,098,341	$615,381,109

The following tables present loans individually evaluated for impairment recognized by class of loans as of September 30, 2011 and December 31, 2010, the average recorded investment and interest income recognized by class of loans as of the three and nine month periods ending September 30, 2011:

	September 30, 2011			Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$2,968,386	$-	$2,971,036	$3,100,655	$25,049	$3,032,483	$6,290
Commercial mortgages:
Construction	10,739	-	10,739	24,490	-	20,602	-
Other	3,310,502	-	3,307,483	3,447,948	-	3,397,079	-
Residential mortgages	181,705	-	182,117	307,997	-	257,799	-
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	2,004,588	1,302,878	2,004,603	1,953,474	82,548	2,918,444	82,548
Commercial mortgages:
Construction	11,261	11,261	11,261	27,351	-	15,557	-
Other	1,072,472	272,604	1,069,940	821,994	17,070	823,995	17,070
Total	$9,559,653	$1,586,743	$9,557,179	$9,683,909	$124,667	$10,465,959	$105,908

	December 31, 2010
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$4,334,095	$-	$3,192,227	$1,876,603	$73,657
Commercial mortgages:
Construction	32,266	-	32,266	8,067	-
Other	4,148,423	-	3,549,686	3,374,678	63,061
Residential mortgages	407,105	-	408,392	309,537	21,324
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	23,524	23,524	23,534	1,393,995	386
Agricultural	-	-	-	6,211	453
Commercial mortgages:
Construction	50,939	43,514	50,939	215,901	-
Other	838,277	172,720	817,991	1,378,687	969
Residential mortgages	-	-	-	215,299	6,470
Total	$9,834,629	$239,758	$8,075,035	$8,778,978	$166,320

The following table presents the recorded investment in non accrual and loans past due over 90 days still on accrual by class of loans.  This table includes loans acquired in the FOFC merger, except those loans with evidence of credit deterioration at the time of the merger.

	September 30, 2011		December 31, 2010
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural:
Commercial & industrial	$5,251,391	$3,643	$2,938,174	$-
Commercial mortgages	-	-	-	-
Construction	22,000	7,059,479	83,204	-
Other	6,030,548	-	4,230,701	-
Residential mortgages	2,357,889	-	2,558,534	-
Consumer loans
Credit cards	-	5,512	-	11,174
Home equity lines & loans	526,052	-	545,039	-
Indirect consumer loans	16,196	-	180,632	-
Other direct consumer loans	159,244	-	61,601	-
Total	$14,363,320	$7,068,634	$10,597,886	$11,174

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of
September 30, 2011 and December 31, 2010 and by loans originated by the Corporation (referred to as “Legacy” loans) and loans acquired in the FOFC merger (referred to as “Acquired” loans) which are further discussed in Note 5:
	September 30, 2011
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$139,590	$7,743	$2,918,608	$3,065,941	$-	$116,236,537	$119,302,478
Agricultural	-	-	-	-	-	505,792	505,792
Commercial mortgages:
Construction	-	-	-	-	-	7,525,126	7,525,126
Other	88,266	-	3,103,796	3,192,062	-	146,747,908	149,939,970
Residential mortgages	1,547,675	455,525	938,554	2,941,754	-	170,586,931	173,528,685
Consumer loans:
Credit cards	3,558	2,767	5,511	11,836	-	1,857,860	1,869,696
Home equity lines & loans	140,297	-	260,318	400,615	-	77,462,639	77,863,254
Indirect consumer loans	342,674	90,812	141,792	575,278	-	95,813,548	96,388,826
Other direct consumer loans	64,409	7,980	2,835	75,224	-	14,268,243	14,343,467
Total	$2,326,469	$564,827	$7,371,414	$10,262,710	$-	$631,004,584	$641,267,294

	September 30, 2011
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$230,548	$984,202	$198,877	$1,413,627	$1,591,772	$26,996,570	$30,001,969
Agricultural	-	-	-	-	-	-	-
Commercial mortgages:
Construction	18,884	423,882	7,059,479	7,502,245	2,305,549	2,907,182	12,714,976
Other	154,383	197,441	1,653,124	2,004,948	11,248,658	65,645,166	78,898,772
Residential mortgages	474,152	65,364	85,181	624,697	222,580	20,547,566	21,394,843
Consumer loans:
Credit cards	-	-	-	-	-	-	-
Home equity lines & loans	-	-	-	-	-	6,199,175	6,199,175
Indirect consumer loans	-	-	-	-	-	-	-
Other direct consumer loans	-	-	-	-	-	139,238	139,238
Total	$877,967	$1,670,889	$8,996,661	$11,545,517	$15,368,559	$122,434,897	$149,348,973

	December 31, 2010
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, financial and agricultural
Commercial & industrial	$33,434	$17,351	$2,914,640	$2,965,425	$111,202,073	$114,167,498
Agricultural	-	-	-	-	826,501	826,501
Commercial mortgages
Construction	-	-	63,102	63,102	9,029,450	9,092,552
Other	116,432	-	2,913,525	3,029,957	121,292,041	124,321,998
Residential mortgages	1,851,412	277,276	1,404,067	3,532,755	170,341,467	173,874,222
Consumer loans
Credit cards	4,889	16,635	11,174	32,698	1,989,199	2,021,897
Home equity lines & loans	550,134	79,910	321,116	951,160	76,052,290	77,003,450
Indirect consumer loans	465,818	154,969	146,221	767,008	98,571,142	99,338,150
Other direct consumer loans	51,125	12,502	41,964	105,591	14,629,253	14,734,844
Total	$3,073,244	$558,643	$7,815,809	$11,447,696	$603,933,416	$615,381,112

Troubled Debt Restructurings:

The Corporation has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 or December 31, 2010.  The
Corporation has not committed to lend any additional amounts as of September 30, 2011 or December
31, 2010 to customers with outstanding loans that are classified as trouble debt restructurings.

During the three and nine months ended September 30, 2011, no loans were modified as troubled debt restructurings by the Corporation.  Additionally, there were no payment defaults on any loans previously modified as troubled debt restructurings within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capability of the obligor or of the collateral pledged, if any.  Loans so classified have a well-
defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Based on the analysis’s performed as of September 30,
2011 and December 31, 2010, the risk category of the recorded investment of loans by class of loans is as follows:

	September 30, 2011
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$98,332,680	$12,549,673	$4,865,665	$3,554,460
Agricultural	-	505,792	-	-	-
Commercial mortgages:
Construction	-	6,492,114	211,583	481,927	339,502
Other	-	134,922,194	6,805,611	7,660,502	551,663
Residential mortgages	171,275,866	-	-	2,252,819	-
Consumer loans:
Credit cards	1,869,696	-	-	-	-
Home equity lines & loans	77,337,201	-	-	526,053	-
Indirect consumer loans	96,223,075	-	-	165,751	-
Other direct consumer loans	14,327,271	-	-	16,196	-
Total	$361,033,109	$240,252,780	$19,566,867	$15,968,913	$4,445,625

Acquired Loans:
Commercial, financial and agricultural:
Commercial & industrial	$-	$27,771,057	$617,784	$21,356	$-
Agricultural	-	-	-	-	-
Commercial mortgages:
Construction	-	5,360,446	3,858,838	1,190,143	-
Other	-	65,659,894	636,087	1,354,133	-
Residential mortgages	21,087,082	-	-	85,181	-
Consumer loans:
Credit cards	-	-	-	-	-
Home equity lines & loans	6,199,175	-	-	-	-
Indirect consumer loans	-	-	-	-	-
Other direct consumer loans	139,238	-	-	-	-
Total	$27,425,495	$98,791,397	$5,112,709	$2,650,813	$-

	December 31, 2010
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$90,887,538	$16,946,891	$4,770,276	$1,562,794
Agricultural	-	824,882	1,619	-	-
Commercial mortgages:
Construction	-	7,497,488	672,136	922,928	-
Other	-	108,732,393	7,245,641	8,343,964	-
Residential mortgages	171,024,544	-	-	2,849,678	-
Consumer loans:
Credit cards	2,021,896	-	-	-	-
Home equity lines & loans	76,458,414	-	-	545,037	-
Indirect consumer loans	99,155,306	-	-	77,883	-
Other direct consumer loans	14,656,690	-	-	182,844	-
Total	$363,317,120	$207,942,301	$24,866,287	$17,692,610	$1,562,794

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
September 30, 2011 and December 31, 2010:

	September 30, 2011
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$171,255,977	$1,864,184	$77,337,202	$96,229,582	$14,327,271
Non-Performing	2,272,707	5,512	526,052	159,244	16,196
	173,528,684	1,869,696	77,863,254	96,388,826	14,343,467

Acquired Loans:
Performing	$21,309,662	$-	$6,199,175	$-	$139,238
Non-Performing	85,181	-	-	-	-
Total	$21,394,843	$-	$6,199,175	$-	$139,238

	December 31, 2010
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$171,070,881	$2,010,723	$76,458,413	$99,157,518	$14,673,243
Non-Performing	2,803,342	11,174	545,037	186,632	61,601
Total	$173,874,223	$2,021,897	$77,003,450	$99,338,150	$14,734,844

10.           Components of Quarterly and Year-to-Date Net Periodic Benefit Costs

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Qualified Pension
Service cost, benefits earned during the period	$777,402	$677,654	$259,134	$144,938
Interest cost on projected benefit obligation	1,178,868	1,137,613	392,956	179,589
Expected return on plan assets	(1,757,019)	(1,690,066)	(585,673)	(301,794)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	22,410	34,417	7,470	6,021
Amortization of unrecognized net loss	507,339	410,788	169,113	41,652
Net periodic pension expense	$729,000	$570,406	$243,000	$70,406

Supplemental Pension
Service cost, benefits earned during the period	$22,968	$23,314	7,656	$6,800
Interest cost on projected benefit obligation	40,330	42,949	13,443	12,525
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	7,098	4,322	2,366	1,260
Net periodic supplemental pension expense	$70,396	$70,585	$23,465	$20,585

Postretirement, Medical and Life
Service cost, benefits earned during the period	$24,750	$22,500	8,250	$7,500
Interest cost on projected benefit obligation	56,250	56,250	18,750	18,750
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(72,750)	(71,250)	(24,250)	(23,750)
Amortization of unrecognized net gain	-	-	-
Net periodic postretirement, medical and life expense	$8,250	$7,500	$2,750	$2,500

On April 21, 2010, the Corporation's Board of Directors approved an amendment to the Corporation’s
Defined Benefit Pension Plan.  Under the amendment, which became effective on July 1, 2010, new employees hired on or after the effective date will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits.  The Corporation anticipates that over time the amendment will result in a decrease in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

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

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,842	$-	$1	$11,843	$31,834	$-	$6	$31,840
Provision for loan losses	583	-	-	583	833	-	-	833
Net interest income after provision for loan losses	11,259	-	1	11,260	31,001	-	6	31,007
Other operating income	2,465	1,747	116	4,328	7,284	5,131	1,005	13,420
Other operating expenses	8,638	1,843	136	10,617	27,259	5,450	553	33,262
Income or (loss) before income tax expense	5,086	(96)	(19)	4,971	11,026	(319)	458	11,165
Income tax expense (benefit)	1,742	(37)	(25)	1,680	3,589	(123)	123	3,589
Segment net income (loss)	$3,344	$(59)	$6	$3,291	$7,437	$(196)	$335	$7,576
Segment assets					$1,257,067	$5,856	$3,001	$1,265,924

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals	Core Banking	Trust & Investment Advisory Services	Holding Company And Other	Consolidated Totals
Net interest income	$8,681	$-	$-	$8,681	$25,969	$-	$3	$25,972
Provision for loan losses	375	-	-	375	1,125	-	-	1,125
Net interest income after provision for loan losses	8,306	-	-	8,305	24,844	-	3	24,847
Other operating income	1,911	2,184	152	4,247	6,201	6,257	449	12,907
Other operating expenses	7,047	1,710	125	8,882	21,728	5,309	506	27,543
Income or (loss) before income tax expense	3,170	474	(27)	3,671	9,317	948	(54)	10,211
Income tax expense (benefit)	942	183	(5)	1,120	2,862	367	(72)	3,157
Segment net income (loss)	$2,228	$291	$32	$2,551	$6,455	$581	$(18)	$7,054
Segment assets					$962,145	$7,464	$3,091	$972,700

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

A summary of restricted stock activity from December 31, 2010 to September 30, 2011 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2010	5,886	$21.25
Granted	2,087	22.98
Vested	-	-
Forfeited or Cancelled	-	-
Nonvested at September 30, 2011	7,973	$21.52

As of September 30, 2011, there was $150,660 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.83 years.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and nine-month periods ended September 30, 2011, with comparisons to the comparable periods in 2010, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2010 Annual Report on Form 10-K, which was filed with the Securities and
Exchange Commission on March 16, 2011.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-
looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the
Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may,"
"will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, including those in connection with our
April 8, 2011 acquisition of Fort Orange Financial Corporation and the integration of its business with ours, competition, changes in law or the regulatory environment, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends.  Information concerning risks facing the Corporation can be found in our periodic filings with the Securities and
Exchange Commission, including in our 2010 Annual Report on Form 10-K.  These filings are available publicly on the SEC's website at http://www.sec.gov, on the Corporation's website at
http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3788. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI")
of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. The
Corporation assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes $629 thousand book value of a collateralized debt obligation ("CDO") which is a pooled trust preferred security.  This security was rated high quality when purchased, but at September 30, 2011 Moody's rated this security as Caa3 which is defined as substantial risk of default.  The Corporation uses an OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.
Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pools, as well as overall default rates based on historical bank debt default rate averages.  For the three and nine-month periods ended September 30, 2011, the
Corporation recognized $67 thousand in OTTI charges.

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

Financial Condition

Consolidated assets at September 30, 2011 totaled $1.266 billion, an increase of $307.6 million or
32.1% since December 31, 2010.  As discussed in greater detail below, this increase was due in large part to the Corporation’s acquisition of Fort Orange Financial Corp. (“FOFC”) and the concurrent merger of its banking subsidiary, Capital Bank & Trust Company (“Capital Bank”) into the Bank on
April 8, 2011, as well as other organic growth.  The increase was reflected principally in a $174.8 million increase in loans, net of deferred fees and costs and unearned income, a $55.4 million increase in the securities portfolio, a $57.9 million increase in cash and cash equivalents and increases in goodwill and other intangible assets totaling $12.3 million and $1.8 million, respectively, as well as a $3.6 million increase in other assets.

As noted above, total loans, net of deferred fees and costs and unearned income increased $174.8 million or 28.5% from December 31, 2010 to September 30, 2011, principally due to the acquisition of
Capital Bank loans totaling $173.4 million at quarter-end.  The most significant growth was in commercial loans (including commercial mortgages), which increased $150.1 million, with $145.4 million of this increase associated with the Capital Bank acquisition.  Residential mortgages increased
$20.8 million, including Capital Bank mortgages totaling $21.3 million at September 30, 2011.  Total consumer loans were up $3.9 million, principally due to a $7.2 million increase in home equity balances, as home equity loans associated with the acquisition totaled $6.6 million at quarter-end.  This increase was offset primarily by a $2.8 million decrease in indirect consumer installment loans and a $306 thousand decrease in other consumer installment loans.  During the first nine months of this year, approximately $5.4 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $475 thousand originated and sold to the State of New York
Mortgage Agency.

The composition of the loan portfolio is summarized as follows:

	September 30, 2011	December 31, 2010
Commercial, financial and agricultural	$147,815,433	$114,697,440
Commercial mortgages	250,030,218	133,070,484
Residential mortgages	194,260,610	173,467,806
Indirect Consumer loans	96,093,955	98,940,854
Consumer loans	100,258,360	93,507,785
Total loans, net of deferred origination fees and cost, and unearned income	$788,458,576	$613,684,369

The available for sale segment of the securities portfolio totaled $279.1 million at September 30, 2011, an increase of approximately $55.5 million or 24.8% from December 31, 2010.  At amortized cost, the available for sale portfolio increased $51.1 million, including approximately $41.5 million of bonds related to the Capital Bank acquisition.  Unrealized appreciation related to the available for sale portfolio increased
$4.4 million since year-end 2010.  The increase in the available for sale portfolio at amortized cost is reflected principally in a $42.5 million increase in federal agency bonds, with $12.1 million of that total in
Capital Bank bonds.  Municipal bonds were up $6.5 million, including $5.9 million of municipal bonds at
Capital Bank.  Increases in collateralized mortgage obligations and SBA Guaranteed Loan Pools totaling
$8.3 million and $2.3 million, respectively, reflect investments acquired in the acquisition.  A $2.4 million increase in corporate bonds includes $3.0 million of investments acquired from Capital Bank.  The above increases were offset in part by a $6.4 million decrease in mortgage-backed securities and a $4.5 million decrease in US Treasury bonds.  The decrease in mortgage-backed securities reflects paydowns received since year-end 2010, partially offset by mortgage-backed securities acquired from Capital Bank totaling
$9.9 million at September 30, 2011, while the decrease in US Treasuries was due to the sale of three bonds during the year, offset in part by purchases totaling $30.3 million.  The increase in unrealized appreciation related to the available for sale portfolio was due in large part to the impact of lower mid-to long-term rates on the various bond portfolios, offset in part by a decrease in unrealized gains in the Corporation’s equity portfolio.  The held to maturity portion of the portfolio, consisting of local municipal obligations, decreased approximately $129 thousand from $7.7 million at December 31, 2010 to $7.6 million at
September 30, 2011.

As noted above, total cash and cash equivalents increased $57.9 million since December 31, 2010.  With a significant increase in deposits, as discussed below, exceeding the net increases in loans and securities, as well as the addition of cash acquired in the Capital Bank acquisition, interest bearing deposits at other financial institutions have increased $43.6 million since year-end.  Additionally, cash and due from financial institutions increased $14.2 million primarily due to an increased level of cash items in process of collection.  With total cash and cash equivalents of $118.5 million at September 30, 2011, the
Corporation continues to maintain a strong liquidity position and we continue to evaluate alternative investment of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

The $12.3 million increase in goodwill as well as the $1.8 million increase in other intangible assets was directly related to the FOFC acquisition.  The $1.8 million increase, net of amortization, in other intangible assets includes $2.4 million in other intangibles associated with this acquisition, which the
Corporation is amortizing on an accelerated basis over a 10 year period.

A $3.6 million increase in other assets was due principally to a $1.3 million increase in accrued interest receivable due in large part to the FOFC acquisition, a $464 thousand increase in net deferred tax assets, a $687 thousand estimated income tax receivable related to the FOFC acquisition and a $537 thousand increase in accounts receivable.

Since December 31, 2010, total deposits have increased $255.8 million or 32.5% to $1.042 billion, with
$177.8 million of this increase attributed to the FOFC acquisition, and $78.0 million due to organic deposit growth. Non-interest bearing demand deposits increased $64.6 million, including balances at the
Capital Bank offices acquired totaling $25.5 million, along with increases in public funds and other non-
interest bearing demand deposits of $4.9 million and $34.2 million, respectively.  A $191.2 million increase in interest bearing balances was due principally to increases in savings and time deposit balances of $72.8 million and $51.7 million, respectively, as well as a $47.8 million increase in NOW accounts and an $18.9 million increase in insured money market account (“IMMA”) balances.  The
$72.8 million increase in savings balances includes $58.9 million related to the FOFC acquisition as well as increases in public fund and other balances totaling $4.3 million and $9.6 million, respectively, while the $51.7 million increase in time deposits includes $59.1 million of Capital Bank deposits and a
$13.2 million increase in public fund balances, partially offset by decreases in other personal and non-
personal balances.  The $47.8 million increase in NOW accounts was principally due to Capital Bank balances totaling $23.0 million as well as a $23.3 million increase in public funds, while the $18.9 million increase in IMMA balances includes $11.3 million in Capital Bank deposits and a $9.9 million increase in public fund balances offset by decreases in other personal and non-personal balances.

A $23.9 million increase in long term borrowings was due to the Corporation assuming the term debt of
Capital Bank.

The $31.3 million increase in total shareholders equity was due in large part to the issuance of 1,009,942 shares to acquire shares of former FOFC shareholders, which resulted in an increase in common stock and additional paid-in-capital totaling $23.7 million.  Other significant increases included a $4.4 million increase in retained earnings and a $3.0 million increase in accumulated other comprehensive income.

Asset Quality
Non-Performing Loans

The recorded investment in non-performing loans at September 30, 2011 totaled $21.488 million compared to $11.268 million at year-end 2010, an increase $10.220 million.  Not included in the non-
performing loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as purchased credit impaired (“PCI”) loans totaling $15.369 million at September 30, 2011, which are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”)
Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”
as disclosed in Note 9 of the interim financial statements.  The increase in non-performing loans was due to increases in non-accrual loans and loans 90 days or more past due totaling $3.765 million and $7.058 million, respectively, partially offset by a $603 thousand decrease in accruing troubled debt restructurings (“TDRs”).  The $3.765 million increase in non-accrual loans was due to a $4.052 million increase in non-accruing commercial loans that was primarily due to the addition to non-accrual status of two legacy loans totaling $2.543 million, as well as the addition to non-accrual status of loans acquired in the FOFC acquisition totaling $1.980 million.  These increases were offset in part by principal reductions on other non-accrual commercial loans.  The increase in non-accrual commercial loans was partially offset by decreases in non-accrual residential mortgages, home equity and other consumer loans totaling, $201 thousand, $19 thousand and $67 thousand, respectively.  Included in the non-accrual loan totals are commercial loans to one borrower totaling $5.192 million which carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporation's remaining exposure on these loans to $345 thousand.  It is generally the
Corporation's policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  Loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Accruing loans 90 days or more past due totaled $7.069 million at September 30, 2011 compared to $11 thousand at year-end 2010, an increase of $7.058 million.  This increase was due to loans not considered by management to be PCI loans acquired in the FOFC acquisition, including $7.059 million of construction loans that for a variety of reasons are 90 days or more past their stated maturity dates, however the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the
Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

As noted above, accruing TDRs decreased $603 thousand since December 31, 2010 as during the first nine months of this year a commercial loan totaling $137 thousand and three residential mortgages totaling $245 thousand at December 31, 2010 were removed from TDR status in accordance with the
Corporation’s policy that TDRs that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDRs in years subsequent to the year in which the loan was first reported as TDR.  Additionally, $221 thousand of principal reductions have been received on a commercial loan TDR.  Concessions made on commercial loan TDRs generally involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and/or payment reductions.  Overall, our past experience in working with borrowers in restructuring troubled debt has been favorable. TDRs are evaluated for impairment based upon the present value of expected future cash flows with any changes recorded through the provision for loan losses.

At September 30, 2011, OREO totaled $661 thousand compared to $741 thousand at December 31,
2010, a decrease of $80 thousand.  During the first nine months of this year four properties totaling $309 thousand were placed in OREO and two properties totaling $268 thousand were sold.  Additionally, during the third quarter of this year, the Corporation recognized a $12 thousand write-down on one property following the receipt of an updated appraisal.  The balance of the decrease was due to the receipt of private mortgage insurance reimbursement on one property.  At September 30, 2011, OREO properties consisted of five residential properties totaling $349 thousand, two commercial properties totaling $94 thousand and undeveloped land totaling $218 thousand.

Impaired Loans

Impaired loans, excluding residential real estate loans determined to be troubled debt restructurings, at
September 30, 2011 totaled $9.375 million compared to $7.667 million at December 31, 2010.  Not included in the impaired loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as PCI loans as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The increase of $1.708 million resulted principally from the above-discussed increase in non-accrual commercial legacy loans, offset in part by decreases in other non-
accrual loans and accruing commercial loan TDR’s.  Included in the impaired loan total are loans totaling
$3.086 million for which impairment allowances of $1.587 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2010, the impaired loan total included $892 thousand of loans for which specific impairment allowances of $240 thousand were allocated to the allowance for loan losses.  The increases in both the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses and the amount allocated were both primarily due to the above mentioned addition to non-accrual loans of loans to two borrowers totaling $2.543 million.  The majority of the
Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired.  Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  If market conditions warrant, future appraisals are obtained.  Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest.

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

The following table summarizes the Corporation's recorded investment in non-performing assets:

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-accrual loans	$14,363	$10,598
Troubled debt restructurings	56	659
Accruing loans past due 90 days or more	7,069	11
Total non-performing loans	$21,488	$11,268
Other real estate owned	661	741
Total non-performing assets	$22,149	$12,009

In addition to non-performing loans, as of September 30, 2011, the Corporation has identified commercial relationships totaling $8.2 million as potential problem loans, as compared to $7.2 million at
December 31, 2010.  This increase of $1.0 million resulted from the addition of three commercial relationships totaling $4.0 million, including $1.4 million of loans acquired in the FOFC acquisition which were not considered to be PCI loans, partially offset by downgrades of three relationships to non-
accrual status totaling $2.5 million, as well as principal reductions on other potential problem loans.
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

While impaired loans increased $1.708 million since year-end 2010, this increase, as noted above, was due to the addition of two commercial relationships totaling approximately $2.543 million which was the main factor behind a $1.347 million increase in specific allowances allocated against impaired loans.
With the exception of these relationships, overall credit quality has remained stable and we continue to see signs of improvement as evidenced by improved credit quality of non-impaired loans and significant reductions in net charge-offs with third quarter and year-to date net charge offs decreasing $500 thousand and $778 thousand, respectively, as compared to the corresponding periods in 2010.  Based upon an analysis of the factors mentioned above, the Corporation’s provision for loan losses for the third quarter of this year totaled $583 thousand compared to $375 thousand for the third quarter of 2010, with the year-to-date provision of $833 thousand down $292 thousand when compared to last year.

As noted above, net charge-offs for the first nine months of this year as compared to 2010 improved by
$778 thousand from $1.432 million in net charge-offs during the first nine months of last year to $654 thousand.  This improvement was principally due to decreases in net commercial and consumer loan charge-offs totaling $613 thousand and $138 thousand, respectively, as well as a $27 thousand decrease in net residential mortgage charge-offs.  At September 30, 2011, the Corporation's allowance for loan losses totaled $9.677 million, resulting in a coverage ratio of allowance to non-performing loans of
45.0%.  As noted above, included in non-performing loans at September 30, 2011 were loans which carried USDA guarantees totaling $4.847 million.  Also included in the non-performing loan totals are other loans with remaining balances totaling $259 thousand on which the Corporation has previously recognized partial charge-offs in the amount of $772 thousand.  Excluding the USDA guaranteed amount and other loans for which partial charge-offs have already been recognized from the non-
performing total, the coverage ratio of allowance to non-performing loans was 59.1%. This ratio as well as the ratio of allowance to total loans was impacted by the Capital Bank acquisition, as current accounting rules do not allow the acquirer to transfer the acquiree’s allowance for loan losses to the acquirer’s balance sheet.  Rather, the acquiree’s overall loan quality is a component in determining the fair value of loans acquired, which are carried on the balance sheet at fair value.  Excluding acquired loans reported above as non-performing loans totaling $9.039 million, as well as the aforementioned
USDA guarantee and loans for which partial charge-offs have already been recognized, the allowance to non-performing loan ratio was 131.8%.  Excluding loans acquired in the Capital Bank acquisition, the allowance for loan losses to total loans was 1.51% and represents an amount that management believes is adequate to absorb probable incurred loan losses on the Corporation's legacy loan portfolio.

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

At September 30, 2011, in addition to the qualitative factors allocated within the allowance, the
Corporation maintained $480 thousand of the allowance as unallocated.  While some preliminary improvements have been seen in the local economy and while some loans have improved, the recovery is still very fragile and management believes it is prudent to see a longer period of sustained improvement before completely reflecting this in the allowance.  Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

Activity in the allowance for loan losses was as follows:

(dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$9,498	$9,967
Charge-offs:
Commercial, financial and agricultural	(594)	(1,178)
Commercial mortgages	(4)	-
Residential mortgages	(39)	(36)
Consumer loans	(543)	(670)
Total	(1,180)	(1,884)
Recoveries:
Commercial, financial and agricultural	315	315
Commercial mortgages	33	-
Residential mortgages	30	-
Consumer loans	148	137
Total	526	452
Net charge-offs	(654)	(1,432)
Provision charged to operations	833	1,125

Balance at end of period	$9,677	$9,660

Results of Operations
Third Quarter of 2011 vs. Third Quarter of 2010

Net income for the third quarter of 2011 totaled $3.291 million, an increase of $740 thousand or 29.0%
as compared to third quarter 2010 net income of $2.551 million.  Earnings per share were unchanged at
$0.71 per share on 1,035,115 additional average shares outstanding primarily resulting from the FOFC acquisition.  The increase in net income can be attributed to the Capital Bank acquisition, particularly due to the increase in net interest income, as, excluding direct transaction costs during the quarter,
Capital Bank contributed an estimated $1.199 million in net income or $0.26 per share.

Net interest income compared to the third quarter of 2010 increased $3.162 million or 36.4% to $11.844 million, with the net interest margin increasing 33 basis points to 4.11%.  We attribute this increase principally to the Capital Bank acquisition which had a significant impact on a $230.8 million or 25.3%
increase in average earning assets, as well as a 9 basis point increase in the yield on average earning assets and a 31 basis point decrease in the cost of average interest bearing liabilities.  The $230.8 million increase in average earning assets included a $197.0 million increase in average loans, with Capital
Bank loans accounting for $168.8 million of this increase, an $18.6 million increase in the average investment portfolio and a $15.2 million increase in average interest bearing deposits. The third quarter increase in the average investment portfolio included $44.9 million of average Capital Bank securities, partially offset by a $26.3 million decrease in the average balances of other securities.  While average earning assets increased 25.3%, total interest and dividend income increased 27.8% or $2.953 million with the yield on average earning assets increasing 9 basis points to 4.72%.

Total average funding liabilities, including non-interest bearing demand deposits, as compared to the third quarter of last year, increased $218.3 million or 24.5% to $1.109 billion as average deposits and borrowings increased $196.1 million and $22.2 million, respectively.  In total, average non-interest bearing deposits increased $57.8 million, with Capital Bank non-interest bearing deposits comprising $24.8 million of that increase. Average interest bearing deposits increased $138.3 million due to $157.5 million in Capital Bank average interest bearing deposits, offset by decreases in other average interest bearing balances.  The increase in average interest bearing deposits was reflected principally in a $73.5 million increase in average savings account balances, as well as increases in average time deposits and NOW accounts totaling $42.0 million and $29.3 million, respectively.  These increases were partially offset by a $6.4 million decrease in average IMMA balances.  The increase in average borrowings was due principally to an increase in borrowings assumed by the Corporation in the Capital Bank acquisition.  While average interest-bearing liabilities increased $160.5 million, or 23.2%, interest expense decreased $209 thousand or 10.7%, as the cost of average interest-bearing liabilities decreased 31 basis points to 0.81%.

As discussed under the Asset Quality section of this report, a $208 thousand increase in the provision for loan losses was principally due to an increase in specific allocations on impaired loans, somewhat offset by improved credit quality in the remainder of the loan portfolio, as well as a decrease in net charge-
offs, and reflects management's evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the third quarter of 2011 increased $81 thousand or 1.9% compared to the third quarter of 2010.  This increase was principally due to a $429 thousand increase in net gains on securities transactions, as during the quarter the Corporation sold a US Treasury bond resulting in the above gain.  In addition to the above, check card interchange fee income increased $84 thousand.  These increases were offset in part primarily by a $437 thousand decrease in Wealth Management Group
(formerly referred to as Trust and Investment Center) fee income, due to the closing of a large estate during the fourth quarter of 2010.

Third quarter 2011 operating expenses were $1.734 million or 19.5% higher than the comparable period last year, due in part to the Capital Bank acquisition.  The increase in operating expenses was due in large part to increases in salaries and benefits totaling $504 thousand and $362 thousand, respectively.
Other significant increases included a $165 thousand increase in net occupancy costs, a $154 thousand increase in data processing costs, a $108 thousand increase in amortization of intangible assets, and increases in marketing and advertising and professional services totaling $84 thousand and $80 thousand, respectively.  The increase in salaries resulted from an increase in staff related to the Capital
Bank acquisition as well as merit increases over the past year, while the increase in employee benefits was due principally to health insurance costs and pension expense.  Increases in net occupancy costs, amortization of intangible assets and marketing and advertising were due in large part to the Capital
Bank acquisition, while increases in data processing reflects higher data communication line charges,
Wealth Management Group and check card processing costs.  The above increases were offset in part primarily by a $75 thousand decrease in OREO expenses.

A $560 thousand increase in income tax expense reflects a $1.300 million increase in pre-tax income, and an increase in the effective tax rate from 30.5% to 33.8% due to a decrease in the relative percentage of tax exempt income to pre-tax income, as well as a reduction in third quarter 2010 taxes due to a statutory change in the New York State bad debt deduction.

Year-to-Date 2011 vs. Year-to-Date 2010

Net income for the nine-month period ended September 30, 2011 totaled $7.576 million, an increase of
$522 thousand or 7.4% compared to the corresponding period in 2010.  Earnings per share decreased
10.2% from $1.96 to $1.76 per share on 693,275 additional average shares outstanding.  The increase in net income was impacted positively by higher net interest income and non-interest income, as well as a decrease in the provision for loan loss expense, offset by higher operating expenses, including $2.244 million of direct transaction costs associated with the Capital Bank acquisition.  Excluding the direct transaction costs noted above, net income for the nine-month period ended September 30, 2011 would have totaled approximately $9.031 million or $2.10 per share, with Capital Bank contributing an estimated $2.314 million or $0.54 per share.

Net interest income compared to the first nine months of 2010 increased $5.868 million or 22.6% with the net interest margin increasing 20 basis points to 4.02%.  Once again, management attributes this increase to the Capital Bank acquisition as a $148.3 million or 16.3% increase in average earning assets and a 36 basis point decrease in the cost of average interest bearing liabilities was partially offset by an 8 basis point decrease in the yield on average earning assets.  The $148.3 million increase in average earning assets included a $134.5 million increase in average loans, with Capital Bank loans contributing
$107.9 million to this increase, an $8.6 million increase in average interest bearing deposits and a $5.2 million increase in the average investment portfolio due to $29.6 million in Capital bank average investments.  While on average, earning assets increased 16.3%, total interest and dividend income increased $4.612 million or 14.2%, with the yield on average earning assets decreasing 8 basis points to
4.68%.

Total average funding liabilities, including non-interest bearing demand deposits, as compared to the first nine months of last year, increased $135.7 million or 15.2% to $1.028 billion as average deposits and borrowings increased $125.5 million and $10.2 million, respectively.  In total, average non-interest bearing deposits increased $42.0 million, with Capital Bank non-interest bearing deposits comprising $16.2 million of that increase.  Average interest bearing deposits increased $83.5 million due to $104.3 million in Capital
Bank average interest bearing deposits, offset by decreases in other average interest bearing balances.  The increase in average interest bearing deposits was reflected principally in a $50.9 million increase in average savings account balances, as well as increases in average NOW and time deposits totaling $20.2 million and
$18.8 million, respectively.  These increases were partially offset by a $6.4 million decrease in average
IMMA balances.  The increase in average borrowings was due to borrowings assumed by the Corporation in the Capital Bank acquisition.  While average interest-bearing liabilities increased $93.7 million or 13.4%, interest expense decreased $1.256 million or 19.6%, as the cost of average interest-bearing liabilities decreased 36 basis points to 0.87%.

As discussed under the Asset Quality section of this report, despite an increase in specific allocations for impaired loans, the year-to-date provision for loan losses decreased $292 thousand due to overall credit quality improvement in the remainder of the loan portfolio, as well as lower net charge-offs, and reflects management’s evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income for the first nine months of 2011 was $513 thousand or 4.0% higher than the comparable period last year.  This increase was due in part to a $657 thousand increase in gains on securities transactions and a $441 thousand increase in revenue from the Corporation’s equity investment in Cephas Capital Partners, L.P., a small business investment company limited partnership, due in large part to a gain recognized on the exercise of stock warrants held in one of its investments.
Additionally impacting the improvement in non-interest income was a $326 thousand decrease in OTTI charges on trust preferred securities pools held in the Corporation’s investment portfolio, as well as increases in check card interchange fee income and revenue of CFS Group, Inc. totaling $245 thousand and $114 thousand, respectively. These increases were partially offset primarily by a $1.126 million decrease in Wealth Management Group fee income and a $248 thousand decrease in service charges.
The decrease in Wealth Management Group fee income was due to the previously mentioned closing of a large estate during the fourth quarter of last year, while the decrease in service charges was primarily due to lower net overdraft fee income.

Year-to-date operating expenses were $5.718 million or 20.8% higher than last year, due in large part to the aforementioned direct acquisition transaction costs totaling $2.244 million.  Excluding these costs, all other operating expenses increased $3.475 million or 12.6%.  Similar to third quarter results and for reasons noted above, the major factors affecting this increase include a $1.171 million increase in salaries, a $468 thousand increase in employee benefits, a $424 thousand increase in data processing costs, a $391 thousand increase in net occupancy costs and increases in professional services and amortization of intangible assets totaling $303 thousand and $203 thousand, respectively.  Other factors include a $139 thousand increase in marketing and advertising expenses related to the Capital Bank acquisition, as well as increases in stationery and supplies and furniture and equipment expenses totaling
$127 thousand and $108 thousand, respectively.  The above increases were offset in part by a $175 thousand decrease in FDIC insurance assessments and a $219 thousand decrease in OREO expenses.

A $432 thousand increase in income tax expense was principally due to the $954 thousand increase in pre-tax income, as well as an increase in the effective tax rate from 30.9% to 32.1% due to a decrease in the relative percentage of tax exempt income to pre-tax income.

Average Consolidated Balance Sheet and Interest Analysis (dollars in thousands)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$722,583	$31,456	5.82%	$588,109	$26,412	6.00%	$785,193	$11,673	5.90%	$588,179	$8,742	5.90%
Taxable securities	208,891	4,348	2.78%	213,323	4,969	3.11%	223,282	1,504	2.67%	215,323	1,555	2.87%
Tax-exempt securities	51,813	1,035	2.67%	42,153	889	2.82%	53,014	351	2.62%	42,357	301	2.82%
Federal funds sold	-	-	N/A	-	-	N/A	-	-	N/A	-	-	N/A %
Interest-bearing deposits	75,012	167	.30%	66,415	124	0.25%	81,313	65	0.32%	66,121	42	0.25%
Total earning assets	1,058,299	37,006	4.68%	910,000	32,394	4.76%	1,142,802	13,593	4.72%	911,980	10,640	4.63%

Non-earning assets:
Cash and due from banks	22,380			21,834			23,783			20,899
Premises and equipment, net	24,270			24,427			24,327			24,150
Other assets	45,863			37,609			51,867			36,700
Allowance for loan losses	(9,731)			(10,281)			(9,894)			(10,419)
AFS valuation allowance	11,690			9,769			13,727			11,384
Total	$1,152,771			$993,358			$1,246,612			$994,694

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	71,906	63	0.12%	51,718	37	0.10%	80,665	25	0.13%	51,382	11	0.09%
Savings and insured money market deposits	345,040	663	0.26%	300,554	769	0.34%	371,306	248	0.26%	304,231	216	0.28%
Time deposits	295,080	2,600	1.18%	276,265	3,647	1.76%	314,348	865	1.09%	272,393	1,109	1.62%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	79,984	1,839	3.07%	69,779	1,969	3.77%	86,520	612	2.80%	64,286	623	3.84%
Total interest-bearing liabilities	792,010	5,165	0.87%	698,316	6,422	1.23%	852,839	1,750	0.81%	692,292	1,959	1.12%

Non-interest-bearing liabilities:
Demand deposits	235,656			193,691			255,957			198,167
Other liabilities	8,096			7,474			9,511			7,931
Total liabilities	1,035,762			899,481			1,118,307			898,390
Shareholders' equity	117,009			93,877			128,305			96,304
Total	$1,152,771			$993,358			$1,246,612			$994,694
Net interest income		$31,841			$25,972			$11,843			$8,681
Net interest rate spread			3.81%			3.53%			3.91%			3.51%

Net interest margin			4.02%			3.82%			4.11%			3.78%

The following table sets forth for the periods indicated, a summary of the changes in interest and dividends earned and interest paid resulting from changes in volume and changes in rates (dollars
in thousands):

	Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010			Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$5,876	$(832)	$5,044	$2,929	$2	$2,931
Taxable securities	(102)	(519)	(621)	56	(107)	(51)
Tax-exempt securities	195	(49)	146	72	(22)	50
Interest-bearing deposits	17	26	43	11	12	23

Total earning assets	$5,195	$(583)	$4,612	$2,741	212	2,953

Interest paid on:
Demand deposits	$17	$9	$26	$8	$6	$14
Savings and insured money market deposits	103	(209)	(106)	45	(13)	32
Time deposits	234	(1,281)	(1,047)	153	(397)	(244)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	264	$(394)	$(130)	183	(194)	(11)

Total interest-bearing liabilities	$783	$(2,040)	$(1,257)	$397	$(606)	$(209)

Net interest income	$4,412	$1,457	$5,869	$2,344	$818	$3,162
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

The Corporation is a member of the Federal Home Loan Bank of New York which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $68.2 million and $63.0 million at September 30, 2011 and September 30, 2010, respectively.

During the first nine months of 2011, cash and cash equivalents increased $57.9 million as compared to a decrease of $6.6 million during the first nine months of last year.  In addition to cash provided by operating activities, major sources of cash during the first nine months of 2011 included proceeds from sales, maturities, calls and principal reductions on securities totaling $94.8 million, a $55.4 million increase in deposits and $25.1 million in net cash received in the FOFC acquisition.  These proceeds were used primarily to fund purchases of securities totaling $99.2 million, a net decrease in securities sold under agreements to repurchase totaling $13.9 million, a $11.0 million net increase in loans, the payment of cash dividends in the amount of $2.9 million and purchases of fixed assets totaling $1.3 million, as well as a $765 thousand increase in Federal Home Loan Bank and Federal Reserve Bank stock and purchases of treasury shares totaling $327 thousand.

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

As of September 30, 2011, the Bank’s leverage ratio was 7.71%.  The Tier I and Total Risk Adjusted
Capital ratios were 11.30% and 12.74%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New
York State Banking Department.

During the first nine months of 2011 the Corporation declared cash dividends totaling $0.75 per share, unchanged from the dividends declared during the first nine months of 2010.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position.  On November 17, 2010, the Corporation’s Board of Directors
approved a one year extension of the stock repurchase program that had been initially approved on
November 18, 2009.  The extension authorizes the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first year of the plan.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  During the first nine months of 2011, the Corporation purchased 13,981 treasury shares at an average price of $23.42 per share.  Through September 30, 2011, a total of 34,712 shares had been purchased under this program.  During the first nine months of 2011, 21,343 shares were re-issued from treasury to fund the stock component of directors’ 2010 compensation, distributions under the
Corporation’s directors’ deferred stock plan, a stock grant to an executive officer, restricted stock awards to executive officers and funding for the Corporation’s profit sharing, savings and investment plan.

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas.  These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis.  The ALCO is made up of the president & chief executive officer, all executive vice presidents, the chief financial officer, the asset liability management officer, the senior marketing officer, and others representing key functions.

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
It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At September 30, 2011, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.80% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 0.44%.  Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-
basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.34% and 0.72%, respectively.  Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At
September 30, 2011, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 12.14% and an immediate 200-basis point increase in interest rates would positively impact the market value by 2.16%.  Both are within the established tolerance limit of 15%.  Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in impacts to the market value of our capital of negative 7.58% and positive 0.91%, respectively. Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first nine months of 2011.

Item 3:                      Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of
Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4:                      Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2011 pursuant to Rule 13a-15 of the Securities
Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2011.

During the third quarter of 2011, a deficiency in the design and operation of internal controls at the branch level was identified that permitted an alleged misappropriation of funds to go undetected.  This deficiency did not have a material affect on the Corporation’s financial condition or results of operations.  Management has taken appropriate steps to remediate the design and operation of these controls.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
	Information related to this item is disclosed in Part 1 Item 1 (Note 7 to the interim consolidated financial statements).

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form
10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16,
2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)
	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	7/1/11-7/30/11	-	$ -	-	61,425
	8/1/11-8/31/11	387	$ 23.4070	387	61,038
	9/1/11-9/30/11	5,750	$ 23.4457	5,750	55,288
	Quarter ended 9/30/11	6,137	$ 23.4432	6,137	55,288

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

10.15  Settlement Agreement and Waiver and Release dated July 5, 2011 between Chemung Financial Corporation, Chemung Canal Trust Company and Peter D. Cureau.  Filed herewith and incorporated herein by reference.

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

CHEMUNG FINANCIAL CORPORATION

DATE:	November 14, 2011	/s/ Ronald M. Bentley
Ronald M. Bentley
President & Chief Executive Officer
(Principal Executive Officer)

DATE:	November 14, 2011	/s/ John R. Battersby Jr.
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

10.15  Settlement Agreement and Waiver and Release dated July 5, 2011 between Chemung Financial Corporation, Chemung Canal Trust Company and Peter D. Cureau.  Filed herewith and incorporated herein by reference.

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