Form 10-Q/A
period 2011-09-30
CHEMUNG FINANCIAL CORP
filed 2011-11-14
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q/A Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30,  2011 (the "10-Q"), is to furnish the Interactive Data File exhibits rquired by Item 601(b) (101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occuring subsequent to the filing of the 10-Q.

3.1  Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.*

3.2  Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988.  Filed as Exhibit 3.2 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.*

3.3  Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998.  Filed as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.*

3.4  Amended and Restated Bylaws of the Registrant, as amended to December 15, 2010. Filed as Exhibit 3.4 to Registrant's Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference.*

10.15  Settlement Agreement and Waiver and Release dated July 5, 2011 between Chemung Financial Corporation, Chemung Canal Trust Company and Peter D. Cureau.  Filed herewith and incorporated herein by reference.*

31.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2 Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS Instance Document **

101.SCH XBRL Taxonomy Schema**

101.CAL XBRL Taxonomy Calculation Linkbase**

101.DEF XBRL Taxonomy Definition Linkbase**

101.LAB XBRL Taxonomy Label Linkbase**

101 PRE XBRL Taxonomy Presentation Linkbase**
*Filed with the 10-Q
**Furnished, not filed, herewith.

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