Form 10-K
period 2011-12-31
CHEMUNG FINANCIAL CORP
filed 2012-03-28
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☒ NO ☐

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
YES ☐ NO ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was $67,262,296.

As of February 29, 2012 there were 4,579,692 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2012 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The Corporation has been a financial holding company since June 22, 2000. Financial holding company status provides the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee based income and allow the
Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS Group,
Inc., in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services, insurance and tax preparation services. As such, the Corporation currently operates as a financial holding company with two subsidiaries, Chemung Canal Trust Company, a full-service community bank with full trust powers, and CFS Group, Inc.

The Securities and Exchange Commission (the "SEC") maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation.  You may also read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F St., NE, Washington, D.C. 20549.  You
may obtain information concerning the operation of the Public Reference Room by calling 1-800-SEC-0330.  In addition, we maintain a corporate web site at www.chemungcanal.com.  We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and filed with the SEC.  These items are available as soon as reasonably practicable after we electronically file or furnish such material with or to the
SEC. These items are also available on our website as Interactive Data Files as required pursuant to Rule 405 of
Regulation S-T (§232.405).  The contents of our web site are not a part of this report.  These materials are also available free of charge by written request to: Jane H. Adamy, Senior Vice President and Secretary, Chemung Canal
Trust Company, One Chemung Canal Plaza, Elmira, NY 14901.

Description of Business

Business

The Bank is a New York State chartered commercial bank which engages in full-service commercial and consumer banking and wealth management business. The Bank's services include accepting time, demand and savings deposits, including NOW accounts, savings accounts, insured money market accounts, investment certificates, fixed-rate certificates of deposit and club accounts.  The Bank's services also include making secured and unsecured commercial and consumer loans, financing commercial transactions (either directly or participating with regional industrial development and community lending corporations), and making commercial, residential and home equity mortgage loans, revolving credit loans with overdraft checking protection and small business loans.  Additional services include renting safe deposit facilities, the provision of networked automated teller facilities and an internet banking product featuring bill payment services.

Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning and employee benefit administrative services.

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

There have been no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2011.

Market Area and Competition

Seven of the Bank's 28 full-service offices, including the main office, are located in Chemung County, New York.
The Bank has thirteen full-service offices located in the nearby counties of Broome, Schuyler, Steuben, Tioga and
Tompkins.  In April 2011, Chemung Canal Trust Company, as part of the Fort Orange Financial Corp. acquisition by
Chemung Financial Corporation, added five full service branch offices to its footprint in Albany and Saratoga counties under the name Capital Bank, a division of Chemung Canal Trust Company.  The Bank also operates 3 full-service offices in Bradford County, Pennsylvania and full service Wealth Management Centers located in Chemung and
Broome  counties.   The Corporation defines its primary market areas as those areas within a 25-mile radius of its New
York offices in Albany, Broome, Chemung, Saratoga, Steuben, Schuyler, Tioga and Tompkins counties, including the northern tier of Pennsylvania.

Within these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from commercial and thrift banking institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and Internet banking institutions.  The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make available loans to certain borrowers.  Unlike the Bank, many of these competitors are not subject to regulation as extensive as that affecting the Bank and, as a result, they may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by income taxes.

Competition for the Bank's Wealth Management Group services comes primarily from brokerage firms and independent investment advisors.  These firms devote much of their considerable resources toward gaining larger positions in these markets.  The market value of the Bank's Wealth Management Group assets under administration totaled approximately $1.6 billion at year-end 2011.  The Wealth Management Group division is responsible for the largest component of non-interest revenue.

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

The Bank is chartered under the laws of New York State and is supervised by the New York State Department of
Financial Services  ("NYSDFS").  The Bank also is a member bank of the Federal Reserve System and, therefore, the Federal Reserve Board serves as its primary federal regulator.

CFS Group, Inc. is subject to supervision by other regulatory authorities as determined by the activities in which it is engaged.  Insurance activities are supervised by the NYSD, and brokerage activities are subject to supervision by the SEC and the Financial Industry Regulatory Authority ("FINRA").

The Corporation is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets
(or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%.  The
Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%.  Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board.  The Federal Reserve Board may set higher minimum capital requirements for bank holding companies where circumstances warrant, such as companies anticipating significant growth or facing unusual risks.  As of December 31, 2011, the Corporation's leverage ratio was 8.27%, its ratio of Tier 1 capital to risk-weighted assets was 11.84% and its ratio of qualifying total capital to risk-weighted assets was
13.28%.  The Federal Reserve Board has not advised the Corporation that it is subject to any special capital requirements.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal
Reserve Board that are similar to those applicable to the Corporation.  As of December 31, 2011, the Bank was in
compliance with all minimum capital requirements.  The Bank's leverage ratio as of that date was 7.92%, its ratio of
Tier 1 capital to risk-weighted assets was 11.36%, and its ratio of qualifying total capital to risk-weighted assets was 12.80%.

The Bank also is subject to substantial regulatory restrictions relating to its ability to pay dividends to the
Corporation.  Under Federal Reserve Board and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years.  As of December 31, 2011, approximately $4.6 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2011. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

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

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system.  Among other things, the rule revised the assessment rate schedule effective April 1, 2011, and adopted additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones.  The rule changed the deposit insurance assessment system from one that was based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule provides that FDIC dividend payments will be suspended if the DIF reserve ratio exceeds 1.5 percent but that assessment rates will decrease when the DIF reserve ratio reaches certain thresholds.

All institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the
FICO bonds mature in 2017.  The FDIC's FICO assessment authority is separate from its authority to assess risk-
based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of
2012, due December 30, 2011, was .066% of insured deposits.

The Bank is also a member of the Federal Home Bank ("FHLB") of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the
FHLB.  The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2011.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21,
2010,  significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.
The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

The Dodd-Frank Act directs the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured depository institutions and bank holding companies with assets greater than $500 million, among others, that should be no lower than the minimum requirements applicable to banks as of the date of enactment of the Dodd-Frank Act.  On June 14, 2011, the FRB, along with other federal banking supervisors, issued a final rule implementing the minimum leverage and risk-based capital requirements.  The Dodd-Frank Act also directs the appropriate federal banking supervisors, subject to Council recommendations, to develop capital requirements for all insured depository institutions, depository institution holding companies and systemically important non-bank financial companies to address systemically risky activities.

As noted above, the Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor per insured institution, retroactive to January
1, 2008, and provided qualifying non-interest bearing transaction accounts with unlimited deposit insurance through
December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments.  The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using the company’s proxy materials.
Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion.  In April 2011, the FRB, along with other federal banking supervisors, issued a joint notice of proposed rulemaking implementing those requirements.

The Dodd-Frank Act created a new Bureau of Consumer Financial Protection (“CFPB”) with wide-ranging powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general certain powers to enforce federal consumer protection regulations.

It is difficult to predict at this time what specific impact certain provisions of the Dodd-Frank Act and its implementing rules and regulations, including those yet to be written, will have on the Corporation. The financial reform legislation and any additional implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The
Corporation will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and its implementing rules, which may further increase the Corporation’s costs of operations and adversely impact its earnings.

Basel III Amendments to Capital Adequacy Requirements

In December 2010, the Basel Committee, a group of bank regulatory supervisors from around the world, released its final framework for strengthening international capital and liquidity regulation, now officially identified by the
Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•
introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines
CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent
CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-
weighted assets of at least 7 percent);

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation);

•
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation);

•
as a newly adopted international standard, a minimum leverage ratio of 3.0 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•
provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5 percent CET1 to risk-weighted assets;
•	4.5 percent Tier 1 capital to risk-weighted assets; and
•	8.0 percent Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-
in over a five-year period (20 percent per year). The implementation of the capital conservation buffer will begin on
January 1, 2016 at 0.625 percent and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel
III in early 2012.

The Dodd-Frank Act requires the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-
based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In June 2011, the Federal Reserve finalized regulations implementing this requirement.

Given that the Basel III rules are subject to implementation and change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, the Corporation cannot be certain of the impact new capital regulations will have on its capital ratios.

Other Regulatory and Legislative Actions

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

Under the privacy and data security provisions of the Financial Modernization Act of 1999, also known as the
Gramm-Leach-Bliley Act ("GLB Act"), and rules promulgated thereunder, all financial institutions, including the
Corporation, the Bank and CFS Group, Inc., are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access.  In addition, the Fair Credit Reporting Act ("FCRA"), as amended by the Fair and Accurate
Credit Transactions Act of 2003 ("FACT Act"), includes many provisions affecting the Corporation, Bank, and/or
CFS Group, Inc., including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions.  For instance, FCRA requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available.  The Federal Reserve Board and the Federal Trade Commission ("FTC") have extensive rulemaking authority under the FACT Act, and the Corporation and the Bank are subject to the rules that have been promulgated by the Federal Reserve Board and FTC thereunder, including recent rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate the risk of identity theft through red flags.  The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and FCRA.

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

The Bank has a responsibility under the Community Reinvestment Act of 1977 ("CRA") to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Regulators assess the Bank’s record of compliance with the CRA. In addition, the Equal Credit
Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Corporation. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies including the CFPB and the Department of
Justice. The Bank’s latest CRA rating was "Outstanding".

The Sarbanes-Oxley Act of 2002 implemented a broad range of measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures for companies that have securities registered under the Exchange Act, including publicly-held financial holding companies such as the Corporation.
Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for the Corporation’s audit committee, imposed restrictions on the relationship between the Corporation and its outside auditors (including restrictions on the types of non-audit services its auditors may provide to it), imposed additional responsibilities for its external financial statements on its chief executive officer and chief financial officer, expanded the disclosure requirements for its corporate insiders, required its management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required its auditors to issue a report on its internal control over financial reporting.

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act to make available to the public information regarding the pricing of home mortgage loans, including the "rate spread" between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of
Justice. The Corporation has no information that it or its affiliates are the subject of any investigation.

In recent years, declining housing values have resulted in deteriorating economic conditions across the U.S., resulting in significant writedowns in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks.  This has led to decreased confidence in financial markets among borrowers, lenders, and depositors as well as extreme volatility in the capital and credit markets and the failure of some entities in the financial sector.  The Corporation is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

Employees

As of December 31, 2011, the Corporation and its subsidiaries employed 349 persons on a full-time equivalent basis.
None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

Recent Developments

On March 19, 2012, the Corporation received a letter from a law firm on behalf of its client, Automated Transactions,
LLC, which asserts claims against the Corporation for patent infringement based upon the Corporation’s ATM operations.  The letter includes a copy of a proposed complaint seeking injunctive relief and damages for the alleged infringement and also suggests the possibility of an amicable resolution of these claims.  The Corporation is reviewing the allegations of the proposed complaint and plans to engage counsel to represent it in this matter.

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

	December 31,
	2011	2010	2009
Obligations of U.S. Government and U.S Government sponsored enterprises	$152,080	$102,132	$84,621
Mortgage-backed securities, residential	50,766	62,762	93,945
Collateralized mortgage obligations	7,537	-	-
Obligations of states and political subdivisions	54,825	46,480	44,284
Corporate bonds and notes	13,684	11,694	12,185
SBA loan pools	1,950	-	-
Trust preferred securities	2,310	2,344	2,261
Corporate stocks	6,030	5,848	5,847
Total	$289,182	$231,260	$243,143

Included in the above table are $280,870, $223,545 and $230,984 (in thousands of dollars) of securities available for sale at December 31, 2011, 2010 and 2009, respectively.  Also included in the above table are $8,312, $7,715 and $12,160 (in thousands of dollars) of securities held to maturity at December 31, 2011, 2010 and 2009, respectively.

The following table sets forth the carrying amounts and maturities of debt securities at December 31, 2011 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security).  Federal tax equivalent adjustments have not been made in calculating yields on municipal obligations:

	Maturing
	Dollars in thousands
	Within One Year		After One, But Within Five Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$25,858	1.79%	$123,670	1.64%
Mortgage-backed securities, residential	2,244	3.59%	44,632	3.85%
Collateralized mortgage obligations	3,131	2.08%	4,406	3.33%
Obligations of states and political subdivisions	10,611	2.42%	30,977	2.34%
Corporate bonds and notes	2,084	2.82%	11,356	4.76%
SBA loan pools	508	2.52%	-	-
Trust preferred securities	1,025	8.99%	-	-
Total	$45,461	2.25%	$215,041	2.39%

	Maturing
	Dollars in thousands
	After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$2,552	3.24%	$-	-%
Mortgage-backed securities, residential	1,900	3.84%	1,990	2.23%
Collateralized mortgage obligations	-	-%	-	-
Obligations of states and political subdivisions	13,237	3.50%	-	-
Corporate bonds and notes	244	3.25	-	-
SBA loan pools	1,442	1.85%	-	-
Trust preferred securities	-	-	1,285	69.10%
Total	$19,375	3.37%	$3,275	32.52%

Loan Portfolio

The following table shows the Corporation's loan distribution by segment at the end of each of the last five years, net of deferred origination fees and costs, and unearned income (in thousands of dollars):

	December 31,
	2011	2010	2009	2008	2007

Commercial, financial and agricultural	$142,743	$114,892	$118,478	$122,761	$129,533
Commercial mortgages	264,589	133,070	123,669	92,978	72,318
Residential mortgages	192,723	172,727	162,087	156,150	159,087
Indirect consumer loans	96,197	97,787	92,902	99,723	89,609
Consumer loans	98,242	92,573	96,467	91,137	86,572
Net deferred origination fees and costs, and unearned income	2,421	2,635	2,250	2,436	2,403
Total	$796,915	$613,684	$595,853	$565,185	$539,522

The following table shows the maturity of loans (excluding residential mortgages, indirect consumer, and consumer loans) outstanding as of December 31, 2011.  Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):

	Within One Year		After One But Within Five Years	After Five Years	Total

Commercial, financial and agricultural		$74,068	$104,547	$228,717	$407,332
Loans maturing after one year with:
Fixed interest rates		N/A	72,172	48,048	120,220
Variable interest rates		N/A	32,375	180,669	213,044
Total	$	N/A	$104,547	$228,717	$333,264

Loan Concentrations

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2011, 22.5% of the Corporation’s loans consist of commercial real estate loans to borrowers in the real estate, rental or leasing sector. The major portion of this sector comprises borrowers that rent, lease or otherwise allow the use of their own assets by others.  No other significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans as of December 31, 2011.

Allocation of the Allowance for Loan Losses

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios.  Management's methodology followed in evaluating the allowance for loan losses includes a detailed analysis of historical loss factors for pools of similarly graded loans, as well as specific collateral reviews of relationships graded special mention, substandard or doubtful with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the evaluation of collateral.  In addition, management has formally documented factors considered in determining the appropriate level of unallocated allowance, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends.  From 2007 to 2009, these amounts, which had previously been shown as unallocated, have been included in the allocated portion of the loan categories to which they relate. At December 31, 2011, in addition to the qualitative factors allocated within the allowance, the
Corporation maintained $443 thousand of the allowance as unallocated. While we have seen some preliminary improvements in the local economy and while some loans have improved, the recovery is still very fragile and management believes it is prudent to see a period of sustained improvement before completely reflecting this in the allowance. Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

The following table summarizes the Corporation’s allocation of the loan loss allowance for each year in the five-
year period ended December 31, 2011:

		Amount of loan loss allowance (in thousands) and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2011	%	2010	%	2009	%	2008	%	2007	%
Commercial, financial and agricultural	3,143	17.8	$2,118	18.6	$3,133	19.9	$3,854	21.7	$3,955	24.0
Commercial mortgages	2,570	33.2	2,575	21.7	3,073	20.7	3,058	16.4	3,113	13.4
Residential mortgages	1,310	24.3	1,302	28.3	1,125	27.3	753	27.7	479	29.6
Consumer loans	2,193	24.7	2,727	31.4	2,636	32.1	1,441	34.2	906	33.0
	9,216	100.0	8,722	100.0	9,967	100.0	9,106	100.0	8,453	100.0
Unallocated	443	N/A	776	N/A	-	N/A	-	N/A	-	N/A
Total	9,659	100.0	$9,498	100.0	$9,967	100.0	$9,106	100.0	$8,453	100.0

The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Deposits

The average daily amounts of deposits and rates paid on such deposits are summarized for the periods indicated in the following table (in thousands of dollars):

	Year Ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$243,017	-%	$196,822	-%	$176,305	-%
Interest-bearing demand deposits	72,953	0.11%	52,314	0.09%	47,250	0.17%
Savings and insured money market deposits	354,746	0.25%	296,492	0.32%	245,425	0.58%
Time deposits	294,467	1.15%	272,016	1.70%	283,408	2.44%
	$965,183		$817,644		$752,388

Scheduled maturities of time deposits at December 31, 2011 are summarized as follows (in thousands of dollars):

2012	$200,236
2013	48,523
2014	16,684
2015	7,536
2016	3,924
Thereafter	87
$276,990

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2011 are summarized as follows (in thousands of dollars):

3 months or less	$29,672
Over 3 through 6 months	17,718
Over 6 through 12 months	29,307
Over 12 months	28,770
$105,467

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years:

Year Ended December 31,	2011	2010	2009
Return on average assets	0.90%	1.02%	0.56%
Return on average equity	8.77%	10.64%	6.13%
Dividend payout ratio	40.96%	34.85%	67.30%
Average equity to average assets ratio	10.23%	9.60%	9.19%
Year-end equity to year-end assets ratio	10.35%	10.16%	9.23%

Short-Term Borrowings

For each of the three years ended December 31, 2011, 2010 and 2009, respectively, the average outstanding balance of short-term borrowings did not exceed 30% of shareholders' equity.

Securities Sold Under Agreements to Repurchase and Federal Home Loan Bank ("FHLB") Advances

Information regarding securities sold under agreements to repurchase and FHLB advances is included in notes 8 and 9 to the consolidated financial statements appearing elsewhere in this report.

ITEM 1A.  RISK FACTORS

The Corporation’s business is subject to many risks and uncertainties.  Although the Corporation seeks ways to manage these risks and develop programs to control those that management can, the Corporation ultimately cannot predict the extent to which these risks and uncertainties could affect results.  Actual results may differ materially from management's expectations.  The material risks and uncertainties that management believes affect the
Corporation are discussed below.  You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Economic conditions may adversely affect the Corporation’s financial performance.

As a consequence of the economic slowdown that the United States experienced, business activity across a wide range of industries continues to face serious difficulties due to reduced consumer spending, the weakened financial condition of some borrowers and employment levels.  A continued weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which the Corporation does business could have one or more of the following adverse effects on the Corporation’s business: (i) a decrease in the demand for loans and other products and services; (ii) a decrease in the value of the Corporation’s loans or other assets secured by consumer or commercial real estate; (iii) an impairment of certain of the Corporation’s intangible assets, such as goodwill; and (iv) an increase in the number of borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation.  Additionally, in light of economic conditions, the Corporation’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches that it uses to select, manage and underwrite loans become less predictive of future behaviors.  Further, competition in the Corporation’s industry may intensify as a result of consolidation of financial services companies in response to current market conditions and the Corporation may face increased regulatory scrutiny which may increase its costs and limit its ability to pursue business opportunities.

Commercial real estate and business loans increase the Corporation’s exposure to credit risks.

At December 31, 2011, the Corporation’s portfolio of commercial real estate and business loans totaled $406.8 million or 51.0% of total loans.  The Corporation’s plans are to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operations and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding.
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

In addition, the Corporation may acquire banks and related businesses that it believes provide a strategic fit with its business, such as the 2011 acquisition of Fort Orange Financial Corp.  To the extent that the Corporation grows through acquisitions, it cannot provide assurance that such strategic decisions will be accretive to earnings.

Compliance with the Dodd-Frank Act may increase the Corporation’s costs of operations and adversely affect the Corporation’s earnings and financial condition.

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

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. The Corporation cannot be certain when final rules affecting it will be issued through such rulemakings, and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase the Corporation’s costs of operations and adversely impact its earnings.

The Corporation operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Currently, the Corporation and its subsidiaries are subject to extensive regulation, supervision, and examination by regulatory authorities.  For example, the Corporation is regulated by the Federal Reserve and the Bank is regulated by the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the New York State
Department of Financial Services.  Such regulators govern the activities in which the Corporation and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Corporation and its operations.  The Corporation believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations.  Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change.  There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on the business because we would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

The Corporation continually encounters technological change and the failure to understand and adapt to these changes could adversely affect our business.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-
driven products and services.  The Corporation's future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations.  Many competitors have substantially greater resources to invest in technological improvements.  There can be no assurance that the Corporation will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira,
NY, 27 full-service branch locations in a nine county area, owned office space adjacent to the Bank's main office in
Elmira, NY and ten off-site automated teller facilities (ATMs), all of which are located on leased property.  The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district.  The main office consists of approximately 59,342 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 58,597 square feet entirely occupied by the Bank. The combined square footage of the 28 branch banking facilities totals approximately 122,053 square feet.  The office building adjacent to the main office was acquired in 1995 and consists of approximately 33,186 square feet of which
30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased.  The leased automated teller facility spaces total approximately 500 square feet. The Bank operates eleven of its facilities (Bath,
Binghamton, Clifton Park, Community Corners, Latham, Oakdale Mall, Slingerlands, Tioga, Vestal, Washington
Ave, and Wolf Rd Offices) and ten automated teller facilities (Cornell University, Corning Community College,
Elmira College, Elmira/Corning Regional Airport, E-Z Food Mart, Hardinge Inc., Ithaca College, Lansing Market,
Schuyler Hospital, and Quality Beverage) under lease arrangements.  The rest of its offices, including the main office and the adjacent office building, are owned by the Bank.  All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3.  LEGAL PROCEEDINGS

On February 14 and April 14, 2011, the Bank received separate settlement demands from representatives of beneficiaries of certain trusts for which the Bank has acted as trustee.  The settlement demands relate to alleged claims of, among other things, breach of the Bank’s fiduciary duties as trustee, including the Bank’s alleged failure to adequately diversify the relevant trust portfolios. The beneficiaries seek aggregate damages of up to approximately $27.0 million.  On September 16, 2011, the beneficiaries objected in the Surrogate’s Court of the
State of New York, County of Chemung (the “Surrogate’s Court”) to accountings with respect to the above-
mentioned trusts provided by the Bank, based on allegations similar to those offered in the settlement demands.
The matter remains pending at the Surrogate Court.  Although these matters are inherently unpredictable, management will defend against these claims vigorously.  Management has concluded that it is reasonably possible, but not probable, that the financial position, results of operations or cash flows of the Corporation could be materially adversely affected in any particular period by the unfavorable resolution of these claims, not withstanding any potential recovery under applicable insurance coverage.  An amount of loss or range of loss cannot be reasonably estimated at this time.

ITEM 4.  MINE SAFETY DISCLOSURES

None

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

Market Prices During Past Two Years (dollars)

	2011	2010
1st Quarter	$21.77 - $26.75	$19.65 - $21.40
2nd Quarter	$22.50 - $26.00	$19.90 - $21.55
3rd Quarter	$22.95 - $24.00	$20.15 - $22.00
4th Quarter	$22.50 - $23.75	$20.50 - $24.00

Below are the dividends paid quarterly by the Corporation for each share of the Corporation's common stock over the last two years:

Dividends Paid Per Share During Past Two Years

	2011	2010
January	$0.25	$0.25
April	0.25	0.25
July	0.25	0.25
October	0.25	0.25
	$1.00	$1.00

The Bank is also subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior regulatory approval.  Dividends are limited to retained net profits, as defined by regulations, for the current year and the two preceding years. At December 31, 2011, approximately $4.6 million was available for the declaration of dividends from the Bank to the Corporation.

As of February 29, 2012 there were 613 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/11-10/31/11	1,148	$23.04	1,148	54,140
11/1/11-11/30/11 (1)	2,050	$23.34	2,050	52,090
12/1/11-12/31/11	5,334	$23.87	5,334	46,756
Quarter ended 12/31/11	8,532	$23.63	8,532	46,756

(1) On November 16, 2011, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009 and extended for one year on November 17, 2010..  The extension authorizes purchases of up to 90,000 shares of the Corporation's outstanding common stock, including those shares purchased during the first two years of the plan. Purchases will be made from time to time on the open-market or in private negotiated transactions and will be at the discretion of management.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank
Stocks Index and SNL $500M - $1B Bank Index for the period of five years commencing December 31, 2006.

Chemung Financial Corporation

Total Return Performance
125
100
75
50
25
Index Value
Chemung Financial Corporation
NASDAQ Composite
NASDAQ Bank
SNL Bank $1B-$5B
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

[Graphic Reference]

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Chemung Financial Corporation	100.00	90.45	66.38	72.26	83.41	87.80
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2006.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from
SNL Financial LC, Charlottesville, VA.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for the years ended December 31, 2007, 2008, 2009,
2010 and 2011.  The selected financial data is derived from our audited consolidated financial statements.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and our audited consolidated financial statements and related notes.

SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2011	2010	2009	2008	2007
Total assets	$1,216,260	$958,327	$975,552	$838,318	$788,874
Loans, net of deferred fees and costs, and unearned income	796,915	613,684	595,853	565,185	539,522
Investment Securities	289,182	231,260	243,143	199,694	169,801
Federal Home Loan Bank and Federal Reserve Bank stock	5,509	3,329	3,281	3,155	5,902
Deposits	998,493	786,359	801,063	656,909	572,600
Securities sold under agreements to repurchase	37,107	44,775	54,263	63,413	31,212
Federal Home Loan Bank Advances	43,344	20,000	20,000	20,000	82,400
Shareholders' equity	125,929	97,409	90,086	83,007	88,115

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2011	2010	2009	2008	2007
Net interest income	$43,849	$34,530	$33,155	$30,668	$25,936
Provision for loan losses	958	1,125	2,450	1,450	1,255
Net interest income after provision for loan losses	$42,891	$33,405	30,705	29,218	24,681
Other operating income:
Wealth management group fee income	6,710	10,497	8,089	6,834	6,345
Securities gains, net	1,108	451	785	589	10
Trust Preferred impairment	(67)	(393)	(2,242)	(803)	-
Net gains on sales of loans held for sale	179	242	259	114	98
Other income	9,534	8,848	8,819	10,404	10,176
Total other operating income	17,464	19,645	15,710	17,138	16,629
Other operating expenses	44,784	37,843	39,321	33,968	30,521
Income before income tax expense	15,571	15,207	7,094	12,388	10,789
Income tax expense	5,033	5,105	1,861	4,034	3,530
Net income	$10,538	$10,102	$5,233	$8,354	$7,259

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2011	2010	2009	2008	2007	2006	% Change 2010 To 2011	Compounded Annual Growth 5 Years
Net income per share	$2.40	$2.80	$1.45	$2.32	$2.02	$1.81	-14.3%	5.8%
Dividends declared	1.00	1.00	1.00	1.00	0.97	0.96	-%	0.8%
Tangible book value (1)	21.07	22.90	20.74	18.96	22.50	22.09	-8.0%	-0.9%
Market price at 12/31	22.75	22.30	21.25	20.40	27.25	32.90	2.0%	-7.1%
Average shares outstanding (in thousands)	4,383	3,607	3,603	3,594	3,595	3,642	21.5%	3.8%
(1) Tangible book value is total shareholders' equity minus goodwill and other intangible assets, net.

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2011	2010	2009	2008	2007
Return on average assets	0.90%	1.02%	0.56%	1.00%	0.95%
Return on average tier I equity (1)	11.28%	12.83%	6.97%	11.45%	9.53%
Dividend yield at year end	4.40%	4.48%	4.71%	4.90%	3.67%
Dividend payout	40.96%	34.85%	67.30%	42.07%	47.02%
Total capital to risk adjusted assets	13.28%	14.54%	13.22%	13.58%	15.78%
Tier I capital to risk adjusted assets	11.84%	12.92%	11.61%	11.97%	13.84%
Tier I leverage ratio	8.27%	8.72%	7.89%	8.94%	10.14%
Loans to deposits	79.81%	78.04%	74.38%	86.04%	94.22%
Allowance for loan losses to total loans	1.21%	1.55%	1.67%	1.61%	1.57%
Allowance for loan losses to non- performing loans (2)	46.18%	84.40%	72.20%	200.40%	236.58%
Non-performing loans to total loans	2.62%	1.83%	2.32%	0.80%	0.66%
Net interest rate spread	3.85%	3.53%	3.49%	3.46%	2.88%
Net interest margin	4.07%	3.81%	3.89%	4.05%	3.71%
Efficiency ratio (3)	71.18%	68.35%	78.40%	68.11%	70.03%
(1) Average Tier I Equity is average shareholders' equity less average goodwill and intangible assets and average accumulated other comprehensive income/loss.
(2)  Non-performing loans are non-accrual loans plus troubled debt restructurings plus accruing loans past due 90 days or more.
(3) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net  interest income (before loan losses) plus other operating income adjusted for non-taxable gains on stock donations.

UNAUDITED QUARTERLY DATA	Quarter Ended
	2011
(in thousands except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,180	$13,233	$13,593	$13,642
Interest expense	1,633	1,782	1,750	1,634
Net interest income	8,547	11,451	11,843	12,008
Provision for loan losses	125	125	583	125
Net interest income after provision for loan losses	8,422	11,326	11,260	11,883
Total other operating income	4,348	4,744	4,328	4,044
Total other operating expenses	10,444	12,201	10,617	11,522
Income before income tax expense	2,326	3,869	4,971	4,405
Income tax expense	661	1,249	1,680	1,443
Net Income	$1,665	$2,620	$3,291	$2,962
Basic and diluted earnings per share	$0.46	$0.57	$0.71	$0.64

UNAUDITED QUARTERLY DATA	Quarter Ended
	2010
	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,868	$10,885	$10,640	$10,353
Interest expense	2,356	2,106	1,959	1,795
Net interest income	8,512	8,779	8,681	8,558
Provision for loan losses	375	375	375	-
Net interest income after provision for loan losses	8,137	8,404	8,306	8,558
Total other operating income	3,995	4,665	4,247	6,737
Total other operating expenses	9,246	9,415	8,882	10,299
Income before income tax expense	2,886	3,654	3,671	4,996
Income tax expense	886	1,151	1,120	1,948
Net Income	$2,000	$2,503	$2,551	$3,048
Basic and diluted earnings per share	$0.55	$0.69	$0.71	$0.84

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

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of
1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the
Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate,"
"expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Wall Street
Reform and Consumer Protection Act, and changes in general business and economic trends.  Information concerning these and other factors can be found in our periodic filings with the Securities and Exchange
Commission, including the discussion under the heading “Item 1A. Risk Factors” in this form 10-K.  These filings are available publicly on the SEC's website at http://www.sec.gov, on the Corporation's website at
http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3788. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-
looking statements, whether as a result of new information, future events or otherwise.

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI") of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. The Corporation assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Our analysis of these investments includes a review of a $629 thousand book value collateralized debt obligation ("CDO") which is a pooled trust preferred security.  This security was rated high quality when purchased, but at December 31, 2011 Moody's rated this security as Caa3 which is defined as substantial risk of default.  The Corporation uses an OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.
We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Additional default assumptions were made based on credit quality ratios and performance measures of the remaining financial institutions in the pool, as well as overall default rates based on historical bank debt default rate averages.  For the year ended December 31, 2011, the Corporation recognized $67 thousand in OTTI charges.

Management also considers the accounting policy relating to the valuation of goodwill and other intangible assets to be a critical accounting policy.  The initial carrying value of goodwill and other intangible assets is determined using estimated fair values developed from various sources and other generally accepted valuation techniques.
Estimates are based upon financial, economic, market and other conditions as they existed as of the date of a particular acquisition.  These estimates of fair value are the results of judgments made by the Corporation based upon estimates that are inherently uncertain and changes in the assumptions upon which the estimates were based may have a significant impact on the resulting estimates.  In addition to the initial determination of the carrying value, on an ongoing basis management must assess whether there is any impairment of goodwill and other intangible assets that would require an adjustment in carrying value and recognition of a loss in the consolidated statement of income.  The Corporation determined that goodwill and other intangible assets were not impaired at
December 31, 2011.

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

The Corporation monitors its loan portfolio carefully.  The Loan Committee of the Corporation's Board of Directors
is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the President & CEO, the
Chief Financial Officer, the Chief Administrative and Risk Officer, the business client division manager, the retail client division manager, the commercial loan manager, the consumer loan manager, the mortgage loan manager, the
President and the commercial loan manager of the Capital Bank division and the credit manager, implements the
Board-approved loan policy.

Financial Condition

Consolidated assets at December 31, 2011 totaled $1.216 billion, an increase of $257.9 million or 26.9% since
December 31, 2010.  As discussed in greater detail below, this increase was due in large part to the Corporation’s acquisition of Fort Orange Financial Corp. (“FOFC”) and the concurrent merger of its banking subsidiary, Capital
Bank & Trust Company (“Capital Bank”) into the Bank on April 8, 2011, as well as other organic growth.  The increase was reflected principally in a $183.2 million increase in loans, net of deferred fees and costs and unearned income, a $57.9 million increase in the securities portfolio, a $13.6 million increase in goodwill and other intangible assets and an $8.0 million increase in other assets, offset in part by a $7.7 million decrease in cash and cash equivalents.

As noted above, total loans, net of deferred fees and costs and unearned income increased $183.2 million or 29.9%
from December 31, 2010 to December 31, 2011, principally due to the acquisition of Capital Bank loans totaling
$187.4 million at year-end.  The most significant growth was in commercial loans (including commercial mortgages), which increased $159.0 million, with Capital Bank commercial loans totaling $161.7 million at
December 31, 2011.  Residential mortgages increased $20.1 million, including Capital Bank mortgages totaling
$18.5 million at December 31, 2011.  Total consumer loans were up $4.1 million, principally due to a $6.0 million increase in home equity balances, as home equity loans associated with the acquisition totaled $7.0 million at year-
end.  This increase was offset primarily by a $1.8 million decrease in indirect consumer installment loans.  During
2011, approximately $7.6 million of newly originated residential mortgages were sold in the secondary market to
Freddie Mac, with an additional $528 thousand originated and sold to the State of New York Mortgage Agency.

The available for sale segment of the securities portfolio totaled $280.9 million at December 31, 2011, an increase of approximately $57.3 million or 25.6% from December 31, 2010.  At amortized cost, the available for sale portfolio increased $53.6 million, including approximately $38.4 million of bonds related to the Capital Bank acquisition.  Unrealized appreciation related to the available for sale portfolio increased $3.7 million since year-end
2010.  The increase in the available for sale portfolio at amortized cost is reflected principally in a $52.2 million increase in federal agency bonds, with $11.2 million of that total in Capital Bank bonds.  Municipal bonds were up
$6.4 million, including $5.9 million of municipal bonds at Capital Bank.  Increases in collateralized mortgage obligations and SBA Guaranteed Loan Pools totaling $7.4 million and $1.9 million, respectively, reflect investments acquired in the acquisition.  A $2.4 million increase in corporate bonds includes $3.0 million of investments acquired from Capital Bank.  The above increases were offset in part by a $12.2 million decrease in mortgage-backed securities and a $4.5 million decrease in US Treasury bonds.  The decrease in mortgage-backed securities reflects paydowns received since year-end 2010, partially offset by mortgage-backed securities acquired from Capital Bank totaling $9.0 million at December 31, 2011, while the decrease in US Treasuries was due to the sale of three bonds during the year, offset in part by purchases totaling $30.3 million.  The increase in unrealized appreciation related to the available for sale portfolio was due in large part to the impact of lower mid-to long-term rates on the various bond portfolios, as well as an increase in unrealized gains in the Corporation’s equity portfolio.
The held to maturity portion of the portfolio, consisting of local municipal obligations, increased approximately
$597 thousand from $7.7 million at December 31, 2010 to $8.3 million at December 31, 2011.

The $12.1 million increase in goodwill as well as the $1.5 million increase in other intangible assets was directly related to the FOFC acquisition.  The $1.5 million increase, net of amortization, in other intangible assets includes
$2.3 million in other intangibles associated with this acquisition, which the Corporation is amortizing on an accelerated basis over a 10 year period.

An $8.0 million increase in other assets was due principally to a $4.3 million increase in prepaid income taxes receivable, which includes $688 thousand in income taxes receivable related to the FOFC acquisition, a $1.2 million increase in accrued interest receivable due in large part to the FOFC acquisition and a $962 thousand increase in the funded balance of the Corporation’s defined benefit pension plan, as well as increases in accounts receivable and prepaid expenses totaling $491 thousand and $339 thousand, respectively.

As noted above, total cash and cash equivalents decreased $7.7 million since December 31, 2010, as a $19.4 million decrease in interest bearing deposits in other financial institutions was somewhat offset by an $11.7 million increase in cash and due from financial institutions.  The decrease in interest bearing deposits in other financial institutions was principally due to the fact that increases in loans and securities exceeded the increase in deposits discussed below.  The increase in cash and due from banks was primarily due to higher year-end levels of cash items in process of collection and branch cash.  With total cash and cash equivalents of $52.9 million at December 31, 2011, the Corporation continues to maintain a strong liquidity position and we continue to evaluate alternative investment of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Since December 31, 2010, total deposits have increased $212.1 million or 27.0% to $998.5 million, with $168.6 million of this increase attributed to the FOFC acquisition, and $43.5 million due to organic deposit growth. Non-
interest bearing demand deposits increased $61.5 million, including balances at the Capital Bank offices acquired totaling $24.0 million, along with increases in public funds and other non-interest bearing demand deposits of $4.1 million and $33.4 million, respectively.  A $150.6 million increase in interest bearing balances was due principally to a $73.6 million increases in savings balances, as well as increases in insured money market accounts (“IMMA”),
NOW accounts and time deposits totaling $28.9 million, $25.0 million and $23.2 million, respectively.  The $73.6 million increase in savings balances includes $57.0 million related to the FOFC acquisition as well as increases in public fund and other balances totaling $2.2 million and $14.4 million, respectively.  A $28.9 million increase in
IMMA balances includes $9.4 million of Capital Bank deposits and a $19.8 million increase in public fund balances, offset by a $333 thousand decrease in all other IMMA balances.  The $25.0 million increase in NOW accounts was principally due to Capital Bank balances totaling $24.4 million, while the $23.2 million increase in time deposits reflects $53.8 million in Capital Bank time deposits as well as a $3.3 million increase in public funds, offset by a $33.9 million decrease in all other time deposits.

A $23.3 million increase in long term borrowings was due to the Corporation assuming the term debt of Capital
Bank, while a $7.7 million decrease in securities sold under agreements to repurchase reflects the payoff of maturing obligations during 2011, somewhat offset by securities sold under agreements to repurchase which were assumed in the Capital Bank acquisition.

The $28.5 million increase in total shareholders equity was due in large part to the issuance of 1,009,942 shares to acquire shares of former FOFC shareholders, which resulted in an increase in common stock and additional paid-in-
capital totaling $23.6 million.  Other significant factors included a $6.2 million increase in retained earnings offset in part by a $1.5 million decrease in accumulated other comprehensive income.

BALANCE SHEET COMPARISONS

(in millions) Average Balance Sheet	2011	2010	2009	2008	2007	2006	% Change 2010 to 2011	Compounded Annual Growth 5 Years
Total Assets	$1,175.0	$988.6	$928.8	$837.5	$767.0	$722.0	18.9%	10.2%
Earning Assets (1)	1,078.4	905.5	852.4	757.3	698.6	665.9	19.1%	10.1%
Loans, net of deferred fees and costs, and unearned income	741.0	590.6	586.7	561.6	520.0	449.7	25.5%	10.5%
Investments (2)	337.4	314.9	265.7	195.7	178.6	216.2	7.1%	9.3%
Deposits	965.2	817.6	752.4	649.7	592.6	568.3	18.1%	11.2%
Wholesale funding (3)	71.3	61.1	70.9	78.8	72.2	54.3	16.7%	5.6%
Tier I equity (4)	93.4	78.7	75.1	73.0	76.2	76.6	18.7%	4.0%

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
(3) Wholesale funding includes Federal Home Loan Bank advances and securities sold under agreements to repurchase funded through the Federal Home Loan Bank.
(4) Average shareholders' equity less goodwill, intangible assets and accumulated other comprehensive income/loss.

(in millions) Ending Balance Sheet	2011	2010	2009	2008	2007	2006	% Change 2010 to 2011	Compounded Annual Growth 5 Years
Total Assets	$1,216.3	$958.3	$975.6	$838.3	$788.9	$739.0	26.9%	10.5%
Earning Assets(1)	1,116.3	892.4	900.9	770.4	715.5	673.2	25.1%	10.6%
Loans, net of deferred fees and costs, and unearned income	796.9	613.7	595.9	565.2	539.5	477.7	29.9%	10.8%
Allowance for loan losses	9.7	9.5	10.0	9.1	8.5	8.0	1.7%	3.89%
Investments (2)	319.4	278.7	305.0	205.2	176.0	195.5	14.6%	10.3%
Deposits	998.5	786.4	801.1	656.9	572.6	585.1	27.0%	11.3%
Wholesale funding(3)	71.8	57.5	67.5	77.5	104.9	55.4	24.9%	5.3%

(1) Earning assets include securities available for sale, at estimated fair value  and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, Federal Home
Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
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

As of December 31, 2011, approximately $1.9 million of single issue trust preferred securities at amortized cost and
$656 thousand of collateralized debt obligations consisting of pools of trust preferred securities at amortized cost, had credit ratings below "A".  The two single issue trust preferred securities had a rating of "BBB" by Standard &
Poor’s and "Baa2" by Moody’s, while the trust preferred pools had ratings of "Caa3" and “Ca” by Moody's.

Marketable securities are classified as Available for Sale, while local direct investments in municipal obligations are generally classified as Held to Maturity. The Available for Sale portfolio at December 31, 2011 totaled $280.9 million compared to $223.5 million a year earlier.  At year-end 2011, the total net unrealized appreciation in the securities available for sale portfolio was $12.9 million, compared to $9.2 million a year ago.  The components of this change are set forth below.

	2011			2010
(in thousands) Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$149,141	$152,080	$2,939	$101,427	$102,132	$705
Mortgage-backed securities, residential	48,129	50,766	2,637	60,379	62,762	2,383
Collateralized mortgage obligations	7,412	7,537	125	-	-	-
Obligations of states and political subdivisions	44,562	46,513	1,951	38,144	38,765	621
Corporate bonds and notes	13,462	13,684	222	11,019	11,694	675
SBA loan pools	1,916	1,950	34	-	-	-
Trust preferred securities	2,538	2,310	(228)	2,598	2,344	(254)
Corporate stocks	788	6,030	5,242	745	5,848	5,103
Totals	$267,948	$280,870	$12,922	$214,312	$223,545	$9,233

Non-marketable equity securities carried by the Corporation at December 31, 2011 include 34,527 shares of Federal
Reserve Bank stock, 36,310 shares of the Federal Home Loan Bank of New York stock and 1,520 shares of the
Federal Home Loan Bank of Pittsburgh stock. They are carried at their cost of $1.726 million, $3.631 million and
$152 thousand, respectively. The fair value of these securities is assumed to approximate their cost. The number of shares of these investments is regulated by regulatory policies of the respective institutions.

Asset Quality

Non-Performing Loans

The recorded investment in non-performing loans at December 31, 2011 totaled $20.915 million compared to
$11.268 million at year-end 2010, an increase $9.647 million.  Not included in the non-performing loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as purchased credit impaired (“PCI”)
loans totaling $14.812 million at December 31, 2011, which are accounted for under separate accounting guidance,
Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired
with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.  The increase in non-
performing loans was due to increases in non-accrual loans and loans 90 days or more past due totaling $3.013 million and $7.293 million, respectively, partially offset by a $659 thousand decrease in accruing troubled debt restructurings (“TDRs”).  The $3.013 million increase in non-accrual loans was due to a $3.157 million increase in non-accruing commercial loans that was primarily due to the addition to non-accrual status of three legacy loans totaling $2.866 million, as well as the addition to non-accrual status of loans acquired in the FOFC acquisition totaling $523 thousand.  These increases were offset in part by principal reductions on other non-accrual commercial loans.  Additionally, non-accrual residential mortgages increased $53 thousand.  These increases were partially offset by decreases in non-accrual home equity and other consumer loans totaling, $90 thousand, $107 thousand, respectively.  Included in the non-accrual loan totals are commercial loans to one borrower totaling
$5.470 million which carry guarantees of the United States Department of Agriculture ("USDA") totaling $4.847 million, thereby reducing the Corporation's remaining exposure on these loans to $623 thousand.  It is generally the
Corporation's policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  Loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Accruing loans 90 days or more past due totaled $7.304 million at December 31, 2011 compared to $11 thousand at year-end 2010, an increase of $7.293 million.  This increase was due to loans not considered by management to be
PCI loans acquired in the FOFC acquisition, including $7.295 million of construction loans that for a variety of reasons are 90 days or more past their stated maturity dates, however the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

As noted above, accruing TDRs decreased $659 thousand since December 31, 2010 as during 2011 a commercial loan totaling $137 thousand and three residential mortgages totaling $245 thousand at December 31, 2010 were removed from TDR status in accordance with the Corporation’s policy that TDRs that have continued to be in compliance with modified terms and conditions for six months and yield a market rate at the time of restructuring not be reported as TDRs in years subsequent to the year in which the loan was first reported as TDR.  Additionally,
$277 thousand of principal reductions were received on a commercial loan TDR.  Concessions made on commercial loan TDRs generally involve short term deferrals of principal payments, while residential mortgage restructurings include interest rate and/or payment reductions.  Overall, our past experience in working with borrowers in restructuring troubled debt has been favorable. TDRs are evaluated for impairment based upon the present value of expected future cash flows with any changes recorded through the provision for loan losses.

At December 31, 2011, OREO totaled $898 thousand compared to $741 thousand at December 31, 2010, an increase of $157 thousand.  During 2011, six properties totaling $571 thousand were placed in OREO and four properties totaling $294 thousand were sold.  Additionally, during the third quarter of 2011, the Corporation recognized a $12 thousand write-down on one property following the receipt of an updated appraisal.  The balance of the decrease was due to the receipt of private mortgage insurance reimbursement on one property.  At December
31, 2011, OREO properties consisted of five residential properties totaling $361 thousand, three commercial properties totaling $319 thousand and undeveloped land totaling $218 thousand.

Impaired Loans

Impaired loans, excluding residential real estate loans determined to be troubled debt restructurings, at December
31, 2011 totaled $9.879 million compared to $7.667 million at December 31, 2010.  Not included in the impaired loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as PCI loans as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.
The increase of $2.212 million resulted principally from the above-discussed increase in non-accrual commercial legacy loans, offset in part by decreases in other non-accrual loans and accruing commercial loan TDR’s.  Included in the impaired loan total are loans totaling $6.093 million for which impairment allowances of $1.942 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2010, the impaired loan total included $892 thousand of loans for which specific impairment allowances of $240 thousand were allocated to the allowance for loan losses.  The increases in both the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses and the amount allocated were both primarily due to the above mentioned addition to non-accrual loans of loans to three borrowers totaling $2.866 million, as well as the addition of a $2.649 million loan for which no specific allowance was allocated as of December 31, 2010.  The majority of the
Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the
Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired.  Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  If market conditions warrant, future appraisals are obtained.  Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest.

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

Non-Performing Assets

The following table summarizes the Corporation's non-performing assets (in thousands of dollars):

December 31,	2011	2010	2009	2008	2007
Non-accrual loans	$13,611	$10,598	$5,910	$2,822	$2,225
Troubled debt restructurings	-	659	7,377	746	830
Accruing loans past due 90 days or more	7,304	11	517	976	518
Total non-performing loans	$20,915	$11,268	$13,804	$4,544	$3,573
Other real estate owned	898	741	649	324	-
Total non-performing assets	$21,813	$12,009	$14,453	$4,868	$3,573

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended
December 31 is as follows (in thousands of dollars):

	2011	2010	2009
Interest income that would have been recorded under original terms	$1,009	$957	$932

Interest income recorded during the period	$34	$298	$596

In addition to non-performing loans, as of December 31, 2011, the Corporation has identified commercial relationships totaling $8.2 million as potential problem loans, as compared to $7.2 million at December 31, 2010.
This increase of $1.0 million resulted from the addition of four commercial relationships totaling $5.3 million, including $2.7 million of loans acquired in the FOFC acquisition which were not considered to be PCI loans, partially offset by downgrades of four relationships to non-accrual status totaling $2.9 million, as well as upgrades of and principal reductions on other potential problem loans.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in the disclosure of such loans as non-performing at some time in the future.  Potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as "substandard."
Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, be restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-
off experience, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay.

While impaired loans increased $2.212 million since year-end 2010, this increase, as noted above, was due in large part to the addition of three commercial relationships totaling approximately $2.866 million which was the main factor behind a $1.702 million increase in specific allowances allocated against impaired loans.  With the exception of these relationships, overall credit quality has remained stable and we continue to see signs of improvement as evidenced by improved credit quality of non-impaired loans and significant reductions in net charge-offs with 2011 net charge offs decreasing $797 thousand as compared to 2010.  Based upon an analysis of the factors mentioned above, the Corporation’s provision for loan losses for 2011 totaled $958 thousand compared to $1.125 million the previous year, a decrease of $167 thousand.

As noted above, net charge-offs for 2011 as compared to 2010 decreased $797 thousand from $1.594 million to
$797 thousand.  This improvement was principally due to decreases in net commercial and consumer loan charge-
offs totaling $618 thousand and $119 thousand, respectively, as well as a $61 thousand decrease in net residential mortgage charge-offs.  At December 31, 2011, the Corporation's allowance for loan losses totaled $9.659 million, resulting in a coverage ratio of allowance to non-performing loans of 46.2%.  As noted above, included in non-
performing loans at December 31, 2011 were loans which carried USDA guarantees totaling $4.847 million.  Also included in the non-performing loan totals are other loans with remaining balances totaling $173 thousand on which the Corporation has previously recognized partial charge-offs in the amount of $228 thousand.  Excluding the
USDA guaranteed amount and other loans for which partial charge-offs have already been recognized from the non-performing total, the coverage ratio of allowance to non-performing loans was 60.8%. This ratio as well as the ratio of allowance to total loans was impacted by the Capital Bank acquisition, as current accounting rules do not allow the acquirer to transfer the acquiree’s allowance for loan losses to the acquirer’s balance sheet.  Rather, the acquiree’s overall loan quality is a component in determining the fair value of loans acquired, which are carried on the balance sheet at fair value.  Excluding acquired loans reported above as non-performing loans totaling $7.963 million, as well as the aforementioned USDA guarantee and loans for which partial charge-offs have already been recognized, the allowance to non-performing loan ratio was 121.8%.  Excluding loans acquired in the Capital Bank acquisition, the allowance for loan losses to total loans was 1.47% and represents an amount that management believes is adequate to absorb probable incurred loan losses on the Corporation’s legacy loan portfolio.

The allocated portions of the allowance reflect management's estimates of specific known risk elements in the respective portfolios.  Management's methodology followed in evaluating the allowance for loan losses includes a detailed analysis of historical loss factors for pools of similarly graded loans, as well as specific collateral reviews of relationships graded special mention, substandard or doubtful with outstanding balances of $1.0 million or greater. Among the factors considered in allocating portions of the allowance by loan type are the current levels of past due, non-accrual and impaired loans, as well as historical loss experience and the evaluation of collateral.  In addition, management has formally documented factors considered in determining the appropriate level of general reserves, including current economic conditions, forecasted trends in the credit quality cycle, loan growth, entry into new markets, and industry and peer group trends.  These amounts have been included in the allocated portion of the loan categories to which they relate.  In 2011, the historical loss experience used to determine the loss allocations for criticized and classified loans, as well as non-criticized consumer loans all decreased.  These decreases resulted in a reduction to the loss factors applied to estimate general reserves for these portfolio segments and, as a consequence, a reduction in the general reserve allocations.

At December 31, 2011, in addition to the qualitative factors allocated within the allowance, the Corporation maintained $443 thousand of the allowance as unallocated.  While some preliminary improvements have been seen in the local economy and while some loans have improved, the recovery is still very fragile and management believes it is prudent to see a longer period of sustained improvement before completely reflecting this in the allowance.  Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended
December 31, 2011 (in thousands of dollars, except ratio data):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Allowance for loan losses at beginning of year	$9,498	$9,967	$9,106	$8,453	$7,983
Charge-offs:
Commercial, financial and agricultural	705	1,288	389	306	793
Real estate mortgages	67	83	30	15	13
Consumer loans	678	795	1,400	1,018	482
Home equity	48	45	23	33	-
Total	1,498	2,211	1,842	1,372	1,288
Recoveries:
Commercial, financial and agricultural	464	429	83	437	331
Real estate mortgages	45	-	-	-	-
Consumer loans	190	188	170	138	172
Home Equity	2	-	-	-	-
Total	701	617	253	575	503
Net charge-offs	797	1,594	1,589	797	785
Provision charged to operations	958	1,125	2,450	1,450	1,255
Allowance for loan losses at end of year	$9,659	$9,498	$9,967	$9,106	$8,453
Ratio of net charge-offs during year to average loans outstanding (1)	.11%	.27%	.27%	.14%	.15%
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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $69.8 million and $64.4 million at December 31, 2011 and December 31, 2010, respectively.

During 2011, cash and cash equivalents decreased $7.7 million as compared to a decrease of $19.1 million during
2010.  In addition to cash provided by operating activities, other major sources of cash during 2011 included proceeds from sales, maturities, calls and principal reductions on securities totaling $123.9 million, $25.1 million in net cash received in the FOFC acquisition and an $11.7 million increase in deposits.  These proceeds were used primarily to fund purchases of securities totaling $132.3 million, a $19.3 million net increase in loans, a decrease in securities sold under agreements to repurchase totaling $18.2 million, an $8.0 million contribution to the
Corporation’s defined benefit pension plan, the payment of cash dividends in the amount of $4.1 million and purchases of fixed assets totaling $2.6 million, as well as a $910 thousand decrease in Federal Home Loan Bank advances, purchases of Federal Home Loan Bank and Federal Reserve Bank stock totaling $602 thousand and purchases of treasury shares in the amount of $501 thousand.

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

As of December 31, 2011, the Bank’s leverage ratio was 7.92%.  The Tier I and Total Risk Adjusted Capital ratios were 11.36% and 12.80%, respectively.  All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State Department of Financial
Services.  Cash dividends declared during 2011 totaled $4.316 million or $1.00 per share compared to $3.521 million or $1.00 per share in 2010 and $3.522 million or $1.00 per share in 2009.  Dividends declared during 2011 amounted to 41.0% of net income compared to 34.9% and 67.3% of 2010 and 2009 net income, respectively.  It is management's objective to continue generating sufficient capital internally, while continuing to pay adequate dividends to our shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of our capital position.  On November 16, 2011, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009 and extended for one year on November 17, 2010.  The extension authorizes the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first two years of the plan.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  Through December 31, 2011, a total of 43,244 shares had been purchased under this program.
During 2011, the Corporation purchased 22,513 shares at a total cost of $529 thousand, including 1,087 shares of forfeited restricted stock awards, or an average price of $23.50 per share.  Additionally, during 2011, 31,390 shares were re-issued from treasury to fund the stock component of directors’ 2010 compensation, distributions under the
Corporation’s directors’ deferred stock plan, a stock grant to an executive officer, restricted stock grants to senior officers and funding for the Corporation’s profit sharing, savings and investment plan.  During 2010, the
Corporation purchased 20,260 shares at a total cost of $426 thousand or an average price of $21.01 per share, while in 2009, 7,778 treasury shares were purchased at a total cost of $156 thousand or an average price of $20.08 per share.

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

As of December 31, 2011, the Corporation has off-balance sheet arrangements as follows (in thousands of dollars):

		Commitment Maturity by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$13,563	$9,043	$559	$3,493	$468
Unused portions of lines of credit (1)	111,036	111,036	-	-	-
Commitments to fund new loans	27,539	27,539	-	-	-
Total	$152,138	$147,618	$559	$3,493	$468
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $36,043,427, $14,451,546 and $3,429,670, respectively, at December
31, 2011.

Contractual Obligations

As of December 31, 2011, the Corporation is contractually obliged under long-term agreements as follows (in thousands of dollars):

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Time Deposits (Note 7)	$276,990	$200,236	$65,207	$11,460	$87
Federal Home Loan Bank advances (Note 9)	43,344	16,033	7,869	10,000	9,442
Securities sold under agreements to repurchase (Note 8)	37,107	15,107	2,000		20,000
Operating leases	7,064	894	1,692	1,606	2,872
Other	1,653	491	999	103	60
Total (1)	$366,158	$232,761	$77,767	$23,169	$32,461
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit
Plans. Please refer to Part IV Item 15 Note 11 for information regarding these obligations at December 31, 2011.

Results of Operations 2011 vs. 2010

Net income in 2011 totaled $10.538 million, an increase of $436 thousand or 4.3% over 2010 net income of $
10.102 million.  Earnings per share decreased 14.3% from $2.80 to $2.40 per share on 776,302 additional average shares outstanding.  Included in the 2011 numbers are direct acquisition related transaction costs totaling $2.255 million related to the Corporation’s acquisition of FOFC and its banking subsidiary, Capital Bank, on April 8, 2011, while the 2010 numbers include $3.982 million of revenue resulting from an earlier than anticipated settlement of an unusually large estate during the fourth quarter of 2010, somewhat offset by direct acquisition transaction costs totaling $482 thousand.  Excluding the impact of these items from both years, net income would have totaled
$11.994 million or $2.74 per share in 2011 and $8.143 million or $2.26 per share in 2010.  This improvement is attributed in large part to the acquisition, as during 2011, excluding direct transaction costs, Capital Bank contributed an estimated $3.3 million to net income in just under nine months, or earnings per share accretion of approximately 14.6%.

Net interest income increased $9.319 million or 27.0% from $34.530 million in 2010 to $43.849 million, with the net interest margin up 26 basis points to 4.07%.  We attribute this increase principally to the Capital Bank acquisition, as a $172.9 million or 19.1% increase in average earning assets and a 34 basis point decrease in the cost of average interest bearing liabilities was partially offset by a 2 basis point decrease in the yield on average earning assets.  The $172.9 million increase in average earning assets included a $150.4 million increase in average loans, with Capital Bank loans contributing $126.7 million to this increase, a $19.0 million increase in the average investment portfolio due to $32.7 million in Capital Bank average investments and a $3.6 million increase in average interest bearing deposits at other financial institutions.  While, on average, earning assets increased 19.1%, total interest and dividend income increased $7.902 million or 18.5%, with the yield on average earning assets decreasing 2 basis points to 4.70%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $160.4 million or
18.1% to $1.046 billion as average deposits and borrowings increased $147.5 million and $12.9 million, respectively.  In total, average non-interest bearing deposits increased $46.2 million, with Capital Bank non-interest bearing deposits comprising $18.3 million of that increase.  Average interest bearing deposits increased $101.3 million due to $115.6 million in Capital Bank average interest bearing deposits.  The increase in average interest bearing deposits was reflected principally in a $57.1 million increase in average savings account balances, as well as increases in average time and NOW deposits totaling $22.5 million and $20.6 million, respectively and a $1.1 million increase in average IMMA balances.  The increase in average borrowings was due to borrowings assumed by the Corporation in the Capital Bank acquisition.  While average interest-bearing liabilities increased $114.2 million or 16.6%, interest expense decreased $1.417 million or 17.2%, as the cost of average interest-bearing liabilities decreased 34 basis points to 0.85%.

As discussed under the Asset Quality section of this report, despite an increase in impaired loans and specific allocations for impaired loans, the year-to-date provision for loan losses decreased $167 thousand due to overall credit quality improvement in the remainder of the loan portfolio, as well as lower net charge-offs, and reflects management’s evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income decreased $2.180 million or 11.1% to $17.464 million due principally to a $3.787 million decrease in Wealth Management Group fee income resulting from the aforementioned settlement of an unusually large estate that generated $3.982 million in revenue during 2010, as well as a $271 thousand decrease in service charges.  These decreases were partially offset primarily by a $657 thousand increase in gains on securities transactions and a $388 thousand increase in revenue from the Corporation’s equity investment in Cephas Capital
Partners, L.P., due in large part to gains recognized on the exercise of stock warrants held in two of its investments, as well as $326 thousand decrease in OTTI charges on trust preferred securities pools held in the Corporation’s investment portfolio and a $299 thousand increase in check card interchange fee income.

Operating expenses increased $6.942 million or 18.3% to $44.784 million in 2011.  Excluding the above mentioned direct acquisition costs totaling $2.255 million and $482 thousand in 2011 and 2010, respectively, all other operating expenses increased $5.169 million or 13.8%.  The major factors affecting this increase include a $1.793 million increase in salaries, a $930 thousand increase in employee benefits, a $681 thousand increase in net occupancy costs and a $552 thousand increase in data processing costs.  The increase in salaries reflects the increase in staff following the Capital Bank acquisition as well as merit increases throughout the year, while the increase in employee benefits was due in large part to a $321 thousand increase in health insurance costs, as well as increases in payroll taxes and the Corporation’s defined benefit pension plan expense totaling $272 thousand and
$198 thousand, respectively, and a $41 thousand increase in the Corporation’s non-discretionary 401-K plan.  The increase in net occupancy costs was due principally to increased costs associated with the new offices acquired in the Capital Bank acquisition as well as higher maintenance costs at other offices.  Higher data processing costs were impacted by higher data communication line charges, an increase in check card processing fees and higher
Wealth Management Group, internet and web-banking costs.  Other factors impacting the increase in operating expenses include increases in amortization of intangible assets and marketing and advertising costs totaling $310 thousand and $117 thousand, respectively, both of which are related to the Capital Bank acquisition, as well a $258 thousand increase in professional services fees, a $170 thousand increase in furniture and equipment expenses and a
$149 thousand increase in stationery and supplies.  The above increases were offset in part by a $244 thousand decrease OREO expenses and a $230 thousand decrease in FDIC insurance assessments.

While 2011 pre-tax income increased $364 thousand from 2010, income tax expense decreased $72 thousand. The effective tax rate was 32.3% for the year ended December 31, 2011, as compared to 33.6% for the year ended
December 31, 2010. The decrease in the effective tax rate and income tax expense is primarily related to two items.
For the year ended December 31, 2011, non-deductible acquisition costs decreased by $235 thousand.  In addition, the Internal Revenue Service completed their 2009 examination of the final Canton Bancorp, Inc. tax return.  This resulted in the settlement of an uncertain tax position and the recognition of a $48 thousand tax benefit.

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

Non-interest income increased $3.935 million or 25.0% to $19.645 million.  This increase was significantly impacted by a $2.408 million increase in Wealth Management Group fee income and a $1.849 million decrease in other-than-temporary impairment ("OTTI") charges on two CDO’s consisting of pools of trust preferred securities issued by other financial institutions.  The increase in Wealth Management Group fee income was largely due to an earlier than anticipated closing of an unusually large estate during the fourth quarter of 2010 which resulted in the recognition of additional fee income in the fourth quarter totaling $1.882 million.  In 2010 and 2009, fee income related to this estate totaled $3.982 million and $2.100 million, respectively.  OTTI charges were down from $2.242 million in 2009 to $393 thousand in 2010, principally due to a reduced level of deterioration in credit quality of the underlying issuers during the period.  During 2010 we continued to receive all contractual payments on these securities.  Excluding the increase in Wealth Management Group fee income and the reduction in OTTI charges, all other non-interest income was down approximately $322 thousand primarily due to a $711 thousand decrease in service charges attributed to lower net overdraft fee income, a $334 thousand decrease in gains recognized on the sale of securities and a $170 thousand reduction in cash management fee income.  These decreases were partially offset by a $415 thousand increase in check card interchange fee income, a $250 thousand increase in revenue from the Corporation’s equity investment in Cephas Capital Partners, LP, a small business investment company limited partnership, and a $220 thousand increase in revenue of CFS Group, Inc.

Operating expenses decreased $1.479 million or 3.8% to $37.843 million in 2010.  As noted above, this decrease reflects direct transaction costs incurred in the 2009 Canton acquisition and the 2009 FDIC special assessment totaling $1.448 million and $439 thousand, respectively.  All other operating expenses in 2010 increased $408 thousand or 1.1% due principally to a $541 thousand increase in salaries (excluding 2009 direct transaction costs of $253 thousand), a $467 thousand increase in professional services fees (excluding 2009 direct transaction costs of
$159 thousand), a $361 thousand increase in data processing costs (excluding 2009 direct transaction costs of
$1.027 million) and increases in marketing and advertising and other real estate owned ("OREO") expenses totaling
$217 thousand and $185 thousand, respectively.  The increase in salaries reflects merit increases over the past year as well as additions to staff associated with the May 2009 Canton acquisition, while the increase in professional services fees was largely due to legal and investment banking fees related to the Corporation’s acquisition of Fort
Orange Financial Corp.  Higher data processing costs reflect increases in check card and Wealth Management Group processing costs.  The increase in marketing and advertising was impacted by increases in print, television and billboard adverting, while the increase in OREO expense was due in large part to write-downs of four properties during 2010 following the receipt of updated appraisals.  These increases were offset to some extent primarily by a $1.230 million decrease in pension and other employee benefit costs as pension and health insurance expenses decreased $1.017 million and $292 thousand, respectively.  The reduction in pension cost was principally due to an increase in plan asset values during 2009 resulting from much improved equity markets during that year, which also resulted in a decrease in the amortization of net unrecognized losses on plan assets, while the decrease in health insurance reflects a reduced level of claims under the Corporation’s self-insured health plan.  Other factors include a $202 thousand decrease in amortization of intangible assets and a $100 thousand reduction in stationery and supplies expense.

The $3.245 million increase in income tax expense was due primarily to an $8.114 million increase in pre-tax income, while the increase in the effective tax rate from 26.2% to 33.6% reflects a decrease in the relative percentage of tax-exempt income to pre-tax income.

EARNINGS FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2011	2010	2009	2008	2007	2006	% Change 2010 to 2011	Compounded Annual Growth 5 Years
Net interest income	$43,849	$34,530	$33,155	$30,668	$25,936	$24,546	27.0%	12.3%
Provision for loan losses	958	1,125	2,450	1,450	1,255	125	-14.8%	50.3%
Net interest income after provision for loan losses	42,891	33,405	30,705	29,218	24,681	24,421	28.4%	11.9%
Other operating income:
Wealth management group fee income	6,710	10,497	8,089	6,834	6,345	4,901	-36.1%	6.5%
Securities gains (losses), net	1,108	451	785	589	10	27	145.7%	110.2%
Impairment charge on investment securities	(67)	(393)	(2,242)	(803)	-	-	-83.0%	N/A
Net gains on sales of loans held for sale	179	242	259	114	98	103	-26.0%	11.7%
Other income	9,534	8,848	8,819	10,404	10,176	9,281	7.8%	0.5%
Total other operating income	17,464	19,645	15,710	17,138	16,629	14,312	-11.1%	4.1%
Other operating expenses	44,784	37,843	39,321	33,968	30,521	29,523	18.3%	8.7%
Income before income tax expense	15,571	15,207	7,094	12,388	10,789	9,210	2.4%	11.1%
Income tax expense	5,033	5,105	1,861	4,034	3,530	2,621	-1.4%	13.9%
Net income	$10,538	$10,102	$5,233	$8,354	$7,259	$6,589	4.3%	9.8%

AVERAGE BALANCES AND YIELDS
For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential Year Ended December 31,

(Dollars in thousands)	2011			2010			2009
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$740,950	$43,181	5.83%	$590,558	$35,064	5.94%	$586,744	$36,094	6.15%
Taxable securities	215,481	5,874	2.73%	206,232	6,328	3.07%	176,255	7,136	4.05%
Tax-exempt securities	52,004	1,379	2.65%	42,274	1,188	2.81%	37,472	1,132	3.02%
Federal funds sold	-	-	-	-	-	-	483	1	0.25%
Interest-bearing deposits	69,983	214	0.31%	66,412	166	0.25%	51,462	127	0.25%
Total earning assets	1,078,418	50,648	4.70%	905,476	42,746	4.72%	852,416	44,490	5.22%
Non-earning assets:
Cash and due from banks	22,706			21,475			21,855
Premises and equipment, net	24,336			24,335			25,202
Other assets	47,300			37,250			32,915
Allowance for loan losses	(9,742)			(10,130)			(9,489)
AFS adjustment to fair value	12,028			10,178			5,875
Total	$1,175,046			$988,584			$928,774
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now deposits	$72,953	84	0.11%	$52,314	49	0.09%	$47,250	79	0.17%
Savings and insured money market deposits	354,746	891	0.25%	296,492	960	0.32%	245,425	1,423	0.58%
Time deposits	294,467	3,376	1.15%	272,016	4,616	1.70%	283,408	6,927	2.44%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	81,297	2,448	3.01%	68,442	2,591	3.79%	79,166	2,906	3.67%
Total interest-bearing liabilities	803,463	6,799	0.85%	689,264	8,216	1.19%	655,249	11,335	1.73%
Non-interest-bearing liabilities:
Demand deposits	243,017			196,822			176,305
Other liabilities	8,341			7,556			11,820
Total liabilities	$1,054,821			$893,642			$843,374
Shareholders' equity	120,225			94,942			85,400
Total	$1,175,046			$988,584			$928,774
Net interest income		$43,849			$34,530			$33,155
Net interest rate spread			3.85%			3.53%			3.49%
Net interest margin			4.07%			3.81%			3.89%

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

	2011 vs. 2010			2010 vs. 2009
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate

Loans	$8,117	$8,776	$(659)	$(1,030)	$234	$(1,264)
Taxable investment securities	(454)	275	(729)	(808)	1,093	(1,901)
Tax-exempt investment securities	191	261	(70)	56	138	(82)
Federal funds sold	-	-	-	(1)	(1)	-
Interest-bearing deposits	48	10	38	39	37	2
Total interest income	$7,902	$8,124	$(222)	$(1,744)	$2,665	$(4,409)

Interest expense (in thousands)
Interest-bearing demand deposits	$35	$22	$13	$(30)	$7	$(37)
Savings and insured money market deposits	(69)	169	(238)	(463)	255	(718)
Time deposits	(1,240)	355	(1,595)	(2,311)	(268)	(2,043)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(143)	439	(582)	(315)	(404)	89
Total interest expense	(1,417)	1,218	(2,635)	(3,119)	562	(3,681)
Net interest income	$9,319	$6,906	$2,413	$1,375	$2,103	$(728)

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk.
The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas.  These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis.  The ALCO is made up of the president & chief executive officer, the chief financial officer, the asset liability management officer and other officers representing key functions.

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
At December 31, 2011, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.86% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 2.76%. Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-
basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.82% and 4.47%, respectively.  Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component:
an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2011, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 10.47% and an immediate 200-basis point increase in interest rates would positively impact the market value by 0.54%.  Both are within the established tolerance limit of 15%.  Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of
7.54% and 1.27% respectively.

Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2011.

ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2010, the FASB amended existing guidance relating to Disclosure of Supplementary Pro Forma
Information for Business Combinations.  This guidance specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We disclosed pro forma information in the notes to consolidated financial statements of the merger with Fort Orange Financial
Corp. See Note 21 of Notes to Consolidated Financial Statements.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and had to be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments had to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material effect on the Corporation’s operating results or financial condition.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment will change the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholder’s equity.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-1 through F-57.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

Item 9A.                      CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the
Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's
principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation, the President and Chief Executive Officer and the
Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2011.

During the third fiscal quarter of 2011, a deficiency in the design and operation of internal controls at the branch level was identified that permitted an alleged misappropriation of funds to go undetected.  This deficiency did not have a material affect on the Corporation’s financial condition or results of operations.  Management has taken appropriate steps to remediate the design and operation of these controls.

During the fourth fiscal quarter, there have been no changes in the Corporation's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

We, as members of management of the Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting.  The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2011 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the
"Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the
Treadway Commission.  Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2011 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2011 consolidated financial statements included in this report, has issued an audit report on the effectiveness of the
Corporation's internal controls over financial reporting.

/s/ Ronald M. Bentley	/s/ John R. Battersby
Ronald M. Bentley	John R. Battersby, Jr.
President and Chief Executive Officer	Treasurer and Chief Financial Officer
March 28, 2012	March 28, 2012

Item 9B.                      OTHER INFORMATION

On November 7, 2011, Chemung Canal Trust Company entered into a Change of Control Agreement with Karen
R. Makowski, an executive vice president of the Bank. The Change of Control Agreement is similar to the
Change in Control Agreements in place with other executive officers of the Company. Under the Change of
Control Agreements, each executive is eligible to receive payments and other benefits, subject to certain conditions, if his/her employment is terminated without Cause (as defined in the agreements) within the twelve month period immediately following a change in control or if he/she resigns for any reason within such period.
The Change of Control Agreements provide for payments of two times the highest annual compensation
(including only salary and bonuses) paid to the executive for any of two calendar years immediately preceding the year in which the executive’s employment is terminated or he/she resigns. Payments will be made in equal monthly installments for the twenty-four months immediately following the effective date of termination or resignation.

The foregoing summary is qualified in its entirety by reference to the Change of Control Agreement entered into with Ms. Makowski, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 10.16.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of the executive officers of the Corporation and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Position (served since)
Ronald M. Bentley	59
President and Chief Executive Officer of the Corporation and the Bank (2007); Chief Operating Officer of the Bank (2006); President, Retail Banking at NBT Bancorp, Inc. (2005); Executive Vice President, Retail Banking and Regional President at NBT Bancorp, Inc. (2003).  Mr. Bentley has been with the Company since 2006.

Jane H. Adamy	61	Corporate Secretary of the Corporation and the Bank (2001); Senior Vice President of the Bank (2004); Trust Compliance Officer (2008). Mrs. Adamy has been with the Company since 1972.
John R. Battersby, Jr.	61	Chief Financial Officer and Treasurer of the Corporation (2003); Executive Vice President, Chief Financial Officer and Treasurer of the Bank (2004). Mr. Battersby has been with the Company since 1988.
Richard G. Carr	58	Executive Vice President of the Bank (2011) responsible for Business Client Service; Senior Vice President of the Bank (2004). Mr. Carr has been with the Company since 1997.
Michael J. Crimmins	59	Senior Vice President of the Bank (2006) responsible for Support Services; Vice President of Operations at Community Bank (2006). Mr. Crimmins has been with the Company since 2006.
Louis C. DiFabio	48	Executive Vice President of the Bank (2011) responsible for Retail Client Services; Senior Vice President of the Bank (2005). Mr. DiFabio has been with the Company since 1987.
Karen R. Makowski	55
Executive Vice President, Chief Administrative and Risk Officer (2011); Consultant in regulatory compliance and strategic planning (2009); President & CEO, Panther Community Bank Florida (2006). Mrs. Makowski joined the Company in 2011.

Melinda A. Sartori	54	Executive Vice President of the Bank (2002) responsible for Wealth Management Group. Mrs. Sartori has been with the Company since 1994.
Linda M. Struble	58	Senior Vice President of the Bank (2000) responsible for Human Resources. Ms. Struble has been with the Company since 1984.
Anders M. Tomson	44
President Capital Bank Division of Chemung Canal Trust Company (2011); Senior Vice President and Commercial Real Estate Division Executive at
Citizens Bank in Albany (2006-2010). Mr. Tomson joined the Company in 2011.

Additional information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2012 Annual meeting of Shareholders.

ITEM 11.                      EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2012 Annual Meeting of Shareholders.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2012 Annual Meeting of Shareholders.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR
INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2012 Annual Meeting of Shareholders.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The following consolidated financial statements of the Corporation appear on pages F-1 through F- 57 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the three years ended December 31, 2011

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2011

Consolidated Statements of Cash Flows for the three years ended December 31, 2011

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

3.4
Amended and Restated Bylaws of the Registrant, as amended to December 15, 2010.  Filed as Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2010 and filed with the SEC on March 16, 2011 and incorporated herein by reference.

	4.1	Specimen Stock Certificate. Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10.1
Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.  Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.*

10.2
Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.  Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.*

	10.3	Amended and Restated Deferred Directors' Fee Plan. Filed as Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.*
	10.4	Chemung Financial Corporation Restricted Stock Plan dated June 16, 2010. Filed as Exhibit 10.4 of the Registrant's Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.*
	10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated by herein by reference.*
10.8
Change of Control Agreement dated August 23, 2007 Chemung Canal Trust Company and John R. Battersby, Jr., Executive Vice President, Treasurer & CFO.  Filed as Exhibit 10.8 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.*

10.9
Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President. Filed as Exhibit 10.9 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.*

10.11
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Richard G. Carr, Executive Vice President.  Filed as Exhibit 10.11 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference.*

10.12
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President.  Filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference.*

10.14
Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division.  Filed as Exhibit 10.14 to Registrant’s Form 10-Q filed with the SEC on May 13, 2011 and incorporated herein by reference.*

10.15
Settlement Agreement and Waiver and Release dated July 5, 2011 between Chemung Financial Corporation, Chemung Canal Trust Company and Peter D. Cureau.  Filed as Exhibit 10.15 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2011 and incorporated herein by reference.*

10.16
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer.  Filed herewith and incorporated herein by reference.*

	21	Subsidiaries of the Registrant.
	23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.
	31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.
	32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.
	101.INS	Instance Document
	101.SCH	XBRL Taxonomy Schema
	101.CAL	XBRL Taxonomy Calculation Linkbase
	101.DEF	XBRL Taxonomy Definition Linkbase
	101.LAB	XBRL Taxonomy Label Linkbase
	101.PRE	XBRL Taxonomy Presentation Linkbase
	*	Indicates material compensatory plan or arrangement.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-57

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2011
and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended
December 31, 2011, 2010 and 2009.  We also have audited Chemung Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemung Financial Corporation’s
management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on
Internal Control over Financial Reporting as disclosed in item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control –
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Livingston, New Jersey
March 28, 2012

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS
Cash and due from financial institution	$28,204,699	$16,540,095
Interest-bearing deposits in other financial institutions	24,697,154	44,079,682
Total cash and cash equivalents	52,901,853	60,619,777

Trading assets, at fair value	294,381	-

Securities available for sale, at estimated fair value	280,869,810	223,544,961
Securities held to maturity, estimated fair value of $9,175,956 at December 31, 2011 and $8,297,392 at December 31, 2010	8,311,921	7,715,123
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,509,350	3,328,900

Loans, net of deferred origination fees and costs, and unearned income	796,915,177	613,684,369
Allowance for loan losses	(9,659,320)	(9,498,131)
Loans, net	787,255,857	604,186,238

Loans held for sale	395,427	486,997
Premises and equipment, net	24,762,405	24,192,593
Goodwill	21,983,617	9,872,375
Other intangible assets, net	6,190,540	4,655,900
Bank owned life insurance	2,625,104	2,536,715
Other assets	25,159,322	17,187,706

Total assets	$1,216,259,587	$958,327,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$258,835,961	$197,322,036
Interest-bearing	739,656,878	589,036,816
Total deposits	998,492,839	786,358,852

Securities sold under agreements to repurchase`	37,106,842	44,774,615
Federal Home Loan Bank term advances	43,343,918	20,000,000
Accrued interest payable	800,148	784,351
Dividends payable	1,141,081	881,203
Other liabilities	9,445,319	8,119,701
Total liabilities	1,090,330,147	860,918,722

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2011 and 4,300,134 issued at December 31, 2010	53,101	43,001
Additional-paid-in capital	45,582,861	22,022,122
Retained earnings	100,628,900	94,407,620
Treasury stock, at cost (741,003 shares at December 31, 2011; 749,880 shares at December 31, 2010)	(18,894,044)	(19,166,655)
Accumulated other comprehensive (loss) income	(1,441,378)	102,475

Total shareholders' equity	125,929,440	97,408,563

Total liabilities and shareholders' equity	$1,216,259,587	$958,327,285

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2011	2010	2009
INTEREST AND DIVIDEND INCOME
Loans, including fees	$43,180,698	$35,064,009	$36,094,302
Taxable securities	5,874,019	6,327,489	7,136,112
Tax exempt securities	1,378,753	1,188,193	1,131,610
Federal funds sold	-	-	1,232
Interest-bearing deposits	214,529	166,239	126,816
Total interest and dividend income	50,647,999	42,745,930	44,490,072
INTEREST EXPENSE
Deposits	4,350,419	5,624,402	8,428,760
Borrowed funds	1,073,016	950,866	951,060
Securities sold under agreements to repurchase	1,375,361	1,640,543	1,954,915

Total interest expense	6,798,796	8,215,811	11,334,735

Net interest income	43,849,203	34,530,119	33,155,337
Provision for loan losses	958,333	1,125,000	2,450,000
Net interest income after provision for loan losses	42,890,870	33,405,119	30,705,337

Other operating income:
Wealth management group fee income	6,709,685	10,496,637	8,088,654
Service charges on deposit accounts	4,281,808	4,552,430	5,263,215
Net gain on securities transactions	1,108,091	450,666	784,589
Other-than-temporary loss on investment securities:
Total impairment losses	(67,400)	(393,005)	(2,242,446)
Loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	(67,400)	(393,005)	(2,242,446)

Net gain on sales of loans held for sale	179,096	241,537	258,572
Credit card merchant earnings	225,527	204,561	178,180
Gains on sales of other real estate owned	93,204	42,545	24,097
Income from bank owned life insurance	88,389	87,489	51,129
Other	4,845,858	3,961,816	3,303,505
Total other operating income	17,464,258	19,644,676	15,709,495
Other operating expenses:
Salaries and wages	17,136,433	15,343,811	15,055,292
Pension and other employee benefits	4,796,994	3,866,744	5,096,509
Net occupancy expenses	5,015,936	4,334,441	4,283,554
Furniture and equipment expenses	2,118,544	1,948,900	1,996,067
Data processing expense	3,915,841	3,364,240	4,078,361
Amortization of intangible assets	1,041,193	730,894	933,305
Losses on sales of other real estate owned	1,671	17,982	29,010
Other real estate owned expenses	104,829	348,939	163,641
FDIC insurance	967,254	1,196,901	1,512,629
Merger related expenses	2,255,169	482,180	-
Other	7,430,359	6,207,651	6,172,966
Total other operating expenses	44,784,223	37,842,683	39,321,334

Income before income tax expense	15,570,905	15,207,112	7,093,498
Income tax expense	5,033,150	5,105,239	1,860,663
Net income	$10,537,755	$10,101,873	$5,232,835

Weighted average shares outstanding	4,382,843	3,606,541	3,603,129

Basic and diluted earnings per share	$2.40	$2.80	$1.45

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	$43,001	$22,881,937	$85,868,637	$(20,547,419)	$(5,239,011)	$83,007,145
Cumulative effect of change in accounting principle, adoption of other-than-temporary impairment guidance, net	-	-	246,544	-	(246,544)	-
Comprehensive Income:
Net income	-	-	5,232,835	-	-	5,232,835
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	1,301,106	1,301,106
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	3,618,614	3,618,614
Total comprehensive income						10,152,555
Restricted stock units for directors' deferred compensation plan	-	104,929	-	-	-	104,929
Cash dividends declared ($1.00 per share)	-	-	(3,521,685)	-	-	(3,521,685)
Distribution of 10,867 shares of treasury stock for director's compensation	-	(58,026)	-	279,716	-	221,690
Distribution of 1,333 shares of treasury stock for directors' deferred compensation	-	(36,617)	-	34,271	-	(2,346)
Distribution of 2,381 shares of treasury stock for employee compensation	-	(11,287)	-	61,287	-	50,000
Sale of 11,800 shares of treasury stock	-	(74,107)	-	303,627	-	229,520
Purchase of 7,778 shares of treasury stock	-	-	-	(156,143)	-	(156,143)
Balances at December 31, 2009	43,001	22,806,829	87,826,331	(20,024,661)	(565,835)	90,085,665
Comprehensive Income:
Net income	-	-	10,101,873	-	-	10,101,873
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	1,006,282	1,006,282
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(337,972)	(337,972)
Total comprehensive income (loss)						10,770,183
Distribution of 25,443 shares of treasury stock for directors’ deferred compensation plan	-	(661,102)	-	650,324	-	(10,778)
Distribution of 5,886 shares of treasury stock granted for employee restricted stock awards	-	(149,303)	-	150,446	-	1,143
Restricted stock units for directors' deferred compensation plan	-	111,772	-	-	-	111,772
Cash dividends declared ($1.00 per share)	-	-	(3,520,584)	-	-	(3,520,584)
Distribution of 10,082 shares of treasury stock for directors' compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,750 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Sale of 6,000 shares of treasury stock	-	(25,860)	-	153,360	-	127,500
Purchase of 20,260 shares of treasury stock	-	-	-	(425,567)	-	(425,567)
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(continued)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563
Comprehensive Income:
Net income	-	-	10,537,755	-	-	10,537,755
Change in unrealized gains (losses) on securities AFS, net	-	-	-	-	2,326,042	2,326,042
Change in funded status of Employers' Accounting for Defined Benefit Pension and Other Benefit Plans, net	-	-	-	-	(3,869,895)	(3,869,895)
Total comprehensive income (loss)						8,993,902
Restricted stock awards	-	28,141	-	-	-	28,141
Distribution of 286 shares of treasury stock for directors’ deferred compensation plan	-	(7,364)	-	7,310	-	(54)
Distribution of 8,834 shares of treasury stock granted for employee restricted stock awards, net	-	(226,360)	-	225,350	-	(1,010)
Forfeit of 1,087 shares restricted stock awards.	-	27,762	-	(27,762)	-	-
Restricted stock units for directors' deferred compensation plan	-	80,083	-	-	-	80,083
Cash dividends declared ($1.00 per share)	-	-	(4,316,475)	-	-	(4,316,475)
Distribution of 10,378 shares of treasury stock for directors' compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee compensation	-	(6,140)	-	61,140	-	55,000
Sale of 9,500 shares of treasury stock	-	(25,090)	-	242,610	-	217,520
Purchase of 21,426 shares of treasury stock	-	-	-	(501,299)	-	(501,299)
Issuance of 1,009,942 shares related to FOFC Merger	10,100	23,723,538	-	-	-	23,733,638
Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010	2009
Net income	$10,537,755	$10,101,873	$5,232,835
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,041,193	730,894	933,305
Deferred income tax expense (benefit)	3,416,135	153,450	(1,949,446)
Provision for loan losses	958,333	1,125,000	2,450,000
Depreciation and amortization of fixed assets	2,861,644	2,778,065	2,792,807
Amortization of premiums on securities, net	1,394,115	608,257	386,612
Gains on sales of loans held for sale, net	(179,096)	(241,537)	(258,572)
Proceeds from sales of loans held for sale	7,778,633	9,105,462	13,514,127
Loans originated and held for sale	(7,507,967)	(9,151,419)	(13,374,645)
Net (gain) loss on sale of other real estate owned	(91,533)	(24,563)	4,913
Net gain on trading assets	(2,506)	-	-
Net gains on securities transactions	(1,108,091)	(450,666)	(784,589)
Net impairment loss recognized on investment securities	67,400	393,005	2,242,446
Proceeds from sales of trading assets	19,938	-	-
Purchase of trading assets	(311,813)	-	-
(Increase) decrease in other assets	(9,890,546)	2,708,278	1,408,261
Decrease (increase) in prepaid FDIC Assessment	164,744	1,074,474	(3,941,521)
Decrease in accrued interest payable	(287,822)	(344,853)	(333,978)
Expense related to restricted stock units for directors' deferred compensation plan	80,083	111,772	104,929
Expense related to employee stock compensation	55,000	55,000	50,000
Expense related to employee restricted stock awards	28,141	1,143	-
Increase (decrease) in other liabilities	206,721	(933,414)	(1,689,170)
Income from bank owned life insurance	(88,389)	(87,489)	(51,129)
Proceeds from sales of student loans	-	137,509	1,942,673
Net cash provided by operating activities	9,142,072	17,850,241	8,679,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	88,741,210	85,440,031	68,234,755
Proceeds from maturities and principal collected on securities available for sale	31,200,076	59,166,409	58,694,145
Proceeds from maturities and principal collected on securities held to maturity	3,965,483	10,057,026	8,266,171
Purchases of securities available for sale	(127,405,986)	(136,077,171)	(161,072,813)
Purchases of securities held to maturity	(4,562,281)	(5,612,297)	(11,987,188)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(1,002,500)	(58,200)	(443,650)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	400,350	9,900	535,500
Purchases of premises and equipment	(2,551,969)	(2,084,537)	(1,819,689)
Cash paid Fort Orange Financial Corp. acquisition	(8,137,816)	-	-
Cash received Fort Orange Financial Corp. acquisition	33,284,995	-	-
Net cash received in Bank of Canton acquisition	-	-	2,876,462
Proceeds from sale of other real estate owned	327,087	317,823	421,871
Net (increase) decrease in loans	(19,322,219)	(20,117,424)	24,994,960
Net cash used by investing activities	(5,063,570)	(8,958,440)	(11,299,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	55,243,997	13,959,189	90,109,046
Net decrease in time deposits and individual retirement accounts	(43,578,345)	(28,663,430)	(18,809,498)
Net decrease in securities sold under agreements to repurchase	(18,236,546)	(9,488,642)	(9,149,257)
Net decrease in Federal Home Loan Bank long term advances	(910,246)	-	-
Purchase of treasury stock	(501,299)	(425,567)	(156,143)
Sale of treasury stock	242,610	127,500	229,520
Cash dividends paid	(4,056,597)	(3,519,470)	(3,517,034)
Net cash (used) provided by financing activities	(11,796,426)	(28,010,420)	58,706,634
Net (decrease) increase in cash and cash equivalents	(7,717,924)	(19,118,619)	56,087,016
Cash and cash equivalents, beginning of period	60,619,777	79,738,396	23,651,380
Cash and cash equivalents, end of period	$52,901,853	$60,619,777	$79,738,396
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,782,999	$8,560,664	$11,472,434
Income Taxes	$5,110,847	$5,475,675	$7,399,018
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$533,976	$554,246	$427,108

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI)
related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the
Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

LOANS

Loans are stated at the amount of unpaid principal balance less unearned discounts and net deferred origination fees and costs.  The Corporation has the ability and intent to hold its loans for the foreseeable future.

Interest on loans is accrued and credited to operations using the interest method.  Past due status is based on the contractual terms of the loan.  The accrual of interest is generally discontinued and previously accrued interest is reversed when loans become 90 days delinquent.  Loans may also be placed on non-accrual status if management believes such classification is otherwise warranted.  All payments received on non accrual loans are applied to principal.  Loans are returned to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest.  Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield, using the interest method.

LOAN CONCENTRATIONS

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2011 and 2010, 22.5% and 10.4%, respectively, of the Corporation’s loans consisted of commercial real estate loans to borrowers in the real estate, rental or leasing sector. The major portion of this sector comprises borrowers that rent, lease or otherwise allow the use of their own assets by others.  No other significant concentrations existed in the Corporation’s portfolio in excess of 10%
of total loans as of December 31, 2011 or 2010.

Purchased Credit Impaired Loans:  The Corporation purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination.  These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the provision for loan losses.

Such purchased loans are accounted for individually.  The Corporation estimates the amount and timing of expected cash flows for each purchased loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield).  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Management, after considering current information and events regarding the borrower's ability to repay their obligations, classifies a loan as impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is determined to be impaired and is placed on nonaccrual status, all future payments received are applied to principal.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration totaled $1.596 billion at December 31,
2011 and $1.625 billion at December 31, 2010.

PENSION PLAN

Pension costs, based on actuarial computations of benefits for employees, are charged to current operating results.
The Corporation's funding policy is to contribute amounts to the plan sufficient to meet minimum regulatory funding requirements, plus such additional amounts as the Corporation may determine to be appropriate from time to time.  On April 21, 2010 the Corporation's Board of Directors approved an amendment to the
Corporation’s Defined Benefit Pension Plan.  Under the amendment, which became effective on July 1, 2010, new employees hired on or after the effective date will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits.  The amendment will result in a decrease over time in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

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

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of
Partners Trust Bank in May of 2007, the acquisition of three former M&T Bank branch offices in March 2008, the acquisition of Cascio Financial Strategies in May of 2008, the acquisition of Canton Bancorp, Inc. in May 2009, and the acquisition of Fort Orange Financial Corp. in April 2011 with balances of $3.427 million, $357 thousand,
$72 thousand, $49 thousand and $2.285 million, respectively, at December 31, 2011.  The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit and customer relationship intangibles related to the M&T branch offices and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 and 7 year accelerated method, respectively.  The customer relationship intangible for Cascio Financial is being expensed over a 5 year period.  The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year sum-of-the-years digits method.
The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-
down of the intangible asset's carrying value is charged to operations.

Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2011.

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

TRADING ASSETS

Securities that are held to fund a deferred compensation plan are recorded at fair value with changes in fair value included in earnings.

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

SEGMENT REPORTING

The Corporation's operations are solely in the financial services industry and primarily include the provision of traditional banking and wealth management services.  The Corporation operates primarily in the New York counties of Albany, Broome, Chemung, Saratoga, Steuben, Schuyler, Tioga and Tompkins, and the northern tier of Pennsylvania.  The Corporation has identified separate operating segments and internal financial information is primarily reported and aggregated in two lines of business, banking and wealth management advisory services.

RECLASSIFICATION

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2010, the FASB amended existing guidance relating to Disclosure of Supplementary Pro Forma
Information for Business Combinations.  This guidance specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We disclosed pro forma information in the notes to consolidated financial statements of the merger with Fort Orange Financial
Corp. See Note 21 of Notes to Consolidated Financial Statements.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and had to be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments had to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material effect on the Corporation’s operating results or financial condition.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment will change the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholder’s equity.

(2)           RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve
Bank of New York.  The amount of this reserve requirement was $750,000 at both December 31, 2011 and
December 31, 2010.  The Corporation was in compliance with the requirement as of December 31, 2011 and
2010.

(3)           SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2011 and 2010 are as follows:

	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$149,140,715	$152,079,770	$101,426,799	$102,131,517
Mortgage-backed securities, residential	48,129,271	50,766,605	60,379,269	62,761,633
Collateralized mortgage obligations	7,412,470	7,536,753	-	-
Obligations of states and political subdivisions	44,561,789	46,512,971	38,143,972	38,765,092
Corporate bonds and notes	13,461,675	13,684,198	11,019,343	11,694,190
SBA loan pools	1,915,419	1,949,606	-	-
Trust preferred securities	2,538,286	2,310,066	2,597,993	2,344,094
Corporate stocks	788,030	6,029,841	744,763	5,848,435
Total	$267,947,655	$280,869,810	$214,312,139	$223,544,961

Gross unrealized gains and losses on securities available for sale at December 31, 2011 and 2010, were as follows:

	2011		2010
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$3,022,726	$83,671	$916,547	$211,829
Mortgage-backed securities, residential	2,637,334	-	2,385,036	2,672
Collateralized mortgage obligations	135,603	11,321	-	-
Obligations of states and political subdivisions	1,954,265	3,083	672,067	50,947
Corporate bonds and notes	418,969	196,446	674,847	-
SBA loan pools	34,187	-	-	-
Trust preferred securities	132,516	360,735	134,561	388,460
Corporate stocks	5,246,655	4,844	5,112,755	9,082
Total	$13,582,255	$660,100	$9,895,813	$662,990

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $220,459 for securities available for sale at December 31, 2011.

The amortized cost and estimated fair value by years to contractual maturity (mortgage-backed securities are shown as maturing based on the estimated average life at the projected prepayment speed) as of December 31,
2011, for debt securities available for sale are as follows:

	Maturing
	Within One Year		After One, But Within Five Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$25,740,252	$25,858,375	$121,060,793	$123,669,689
Mortgage-backed securities, residential	2,134,569	2,245,179	42,263,466	44,631,638
Collateralized mortgage obligations	3,119,236	3,130,576	4,293,234	4,406,177
Obligations of states and political subdivisions	7,634,726	7,704,707	26,737,178	27,581,658
Corporate bonds and notes	2,040,174	2,084,375	11,176,107	11,356,015
SBA loan pools	495,977	507,511	-	-
Trust preferred securities	942,133	1,024,531	-	-
Total	$42,107,067	$42,555,254	$205,530,778	$211,645,177

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$2,339,670	$2,551,706	$-	$-
Mortgage-backed securities, residential	1,803,896	1,899,994	1,927,340	1,989,794
Collateralized mortgage obligations	-	-	-	-
Obligations of states and political subdivisions	10,189,885	11,226,606	-	-
Corporate bonds and notes	245,394	243,808	-	-
SBA loan pools	1,419,442	1,442,095	-	-
Trust preferred securities	-	-	1,596,153	1,285,535
Total	$15,998,287	$17,364,209	$3,523,493	$3,275,329

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below:

	2011	2010	2009
Proceeds on sales	$35,741,211	$10,520,033	$10,834,755
Gross gains	$1,108,091	$451,094	$784,589
Gross losses	$-	$428	$-
Tax expense	$423,191	$174,345	$303,526

Amortized cost and estimated fair value of securities held to maturity at December 31, 2011 and 2010 are as follows:

	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$8,311,921	$9,175,956	$7,715,123	$8,297,392

Total	$8,311,921	$9,175,956	$7,715,123	$8,297,392

Securities held to maturity had unrecognized gains totaling $864,035 and $582,269 at December 31, 2011 and 2010,
respectively.  There were no unrecognized losses at December 31, 2011 and December 31, 2010.  There were no sales of securities held to maturity in 2011 or 2010.

The contractual maturity of securities held to maturity is as follows at December 31, 2011:

	Maturing
	Within One Year		After One, But Within Five Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$2,905,903	$2,941,688	$3,395,519	$3,779,082

Total	$2,905,903	$2,941,688	$3,395,519	$3,779,082

	Maturing
	After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$2,010,499	$2,455,186	$-	$-

Total	$2,010,499	$2,455,186	$-	$-

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at December 31, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized position:

	Less than 12 months		12 months or longer		Total
2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government and U.S. Government sponsored enterprises	$27,365,920	$83,671	$-	$-	$27,365,920	$83,671
Collateralized mortgage obligations	2,546,461	11,321	-	-	2,546,461	11,321
Obligations of states and political subdivisions	947,203	3,083	-	-	947,203	3,083
Corporate bonds	5,261,074	196,446	-	-	5,261,074	196,446
Trust preferred securities	-	-	294,910	360,735	294,910	360,735
Corporate stocks	1,669	1,969	47,117	2,875	48,786	4,844
Total temporarily impaired securities	$36,122,327	$296,490	$342,027	$363,610	$36,464,354	$660,100

	Less than 12 months		12 months or longer		Total
2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government and U.S. Government sponsored enterprises	$25,543,154	$211,829	$-	$-	$25,543,154	$211,829
Mortgage-backed securities, residential	844,587	2,672	-	-	844,587	2,672
Obligations of states and political subdivisions	7,746,912	50,947	-	-	7,746,912	50,947
Trust preferred securities	-	-	334,585	388,460	334,585	388,460
Corporate stocks	-	-	40,910	9,082	40,910	9,082
Total temporarily impaired securities	$34,134,653	$265,448	$375,495	$397,542	$34,510,148	$662,990

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

As of December 31, 2011, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on these securities.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.  One of these securities has been previously written down through the income statement to an amount considered to be immaterial to the financial statements.  Therefore management is no longer analyzing this security for further impairment.

Our analysis of these investments includes a $629 thousand book value collateralized debt obligation ("CDO")
which is a pooled trust preferred security. This security was rated high quality at inception, but at December 31,
2011 Moody's rated this security as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during each quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.

Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

In determining the amount of "currently performing" collateral for the purposes of modeling the expected future cash flows, management analyzed the default and deferral history over the past 3 years. This review indicated
significant increases in the number and amount of defaults and deferrals by the issuers.  Additionally, management has noted the correlation between the rising levels of non-performing loans as a percent of tangible equity (total shareholders’ equity less intangible assets) plus loan loss reserves by those issuers that have defaulted and/or deferred interest payments.  Therefore management has used this ratio as a primary indicator to project the levels of future defaults for modeling purposes.  Management recognizes the potential of defaults and deferrals to continue over the next 12 to 24 months.  The operating environment remains difficult for community and regional banks in many parts of the country, which could lead to higher default and deferral levels.  Ninety-
two depository institutions were closed by regulators during 2011.

The following table provides detailed information related to the pooled trust preferred security analyzed at
December 31, 2011:

Description	Actual Deferrals as % of Outstanding Collateral	Actual Defaults as % of Original Collateral	Excess Subordination as % of Performing Collateral	Expected Additional Defaults as % of Performing Collateral

TPREF Funding II, Ltd. (Class B)	17.90%	16.06%	-44.26%	16.14%

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

During 2011, our analyses indicated additional other-than-temporary impairment of $67 thousand on the TPREF
Funding II security.  This security remained classified as available for sale and represented $352 thousand of the unrealized losses reported at December 31, 2011.  Payments continue to be made as agreed on this security.

When conducting the analyses, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis.  During 2011, these analyses indicated further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams.  Additionally, to estimate fair value the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the security based on current market conditions and interest rates.  During the year, these comparisons indicated an increase in value based on factors other than credit which resulted in a gain reported in other comprehensive income.  Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore, the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total other-than-temporary impairment recognized in accumulated other comprehensive income was $220,459 and $238,180 for securities available for sale at December 31,2011 and December 31, 2010, respectively.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the periods ended December 31, 2011 and 2010:

	2011	2010
Beginning balance, January 1,	$3,438,673	$3,045,668
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	67,400	393,005
Ending balance, December 31,	$3,506,073	$3,438,673

Interest and dividend income on securities for the years ended December 31, 2011, 2010 and 2009 was as follows:

Taxable:	2011	2010	2009
Obligations of U.S. Government and U.S. Government sponsored enterprises	$2,276,838	$2,086,561	$1,969,773
Mortgage-backed securities, residential	2,181,824	3,184,152	4,186,550
Collateralized mortgage obligations	188,160	-	-
Corporate bonds and notes	578,601	499,167	362,188
SBA Loan Pools	31,768	-	-
Trust preferred securities	241,626	271,500	306,102
Obligations of taxable states and political subdivisions	2,798	-	-
Corporate stocks	372,402	286,109	311,499
Exempt from Federal taxation:
Obligations of states and political subdivisions	1,378,753	1,188,193	1,131,610
Total	$7,252,772	$7,515,682	$8,267,722

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was
$201,938,127 at December 31, 2011 and $143,447,438 at December 31, 2010.

The table below shows the securities pledged to secure securities sold under agreements to repurchase at
December 31, 2011 and 2010:

	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U. S. Government sponsored enterprises	$33,561,553	$34,504,015	$15,297,782	$15,682,778
Mortgage-backed securities, residential	25,769,793	27,242,850	39,311,563	41,061,083
Collateralized mortgage obligations	1,807,795	1,854,019	-	-
Total	$61,139,141	$63,600,884	$54,609,345	$56,743,861

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2011 or 2010.

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the
Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2011 and 2010, these investments totaled
$2,450,153 and $2,427,721, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4)           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:

December 31,	2011	2010
Commercial, financial and agricultural	$142,209,279	$114,697,440
Commercial mortgages	264,589,013	133,070,484
Residential mortgages	193,599,853	173,467,806
Indirect consumer loans	97,165,447	98,940,854
Consumer loans	99,351,585	93,507,785

	$796,915,177	$613,684,369

Residential mortgages held for sale as of December 31, 2011 and 2010 totaling $395,427 and $486,997, respectively, are not included in the above table.

Residential mortgages totaling $112,956,988 at December 31, 2011 and $97,036,042 at December 31, 2010 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

The Corporation's market area encompasses the New York State counties of Albany, Broome, Chemung,
Saratoga, Schuyler, Steuben, Tioga, and Tompkins, as well as Bradford County in the northern tier of
Pennsylvania.  Substantially all of the Corporation's outstanding loans are with borrowers living or doing business within 25 miles of the Corporation's branches in these counties. The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

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

No allowance for loan losses was recorded as of December 30, 2011 for loans acquired as part of the FOFC merger.  These loans were recorded at fair value at the time of the acquisition.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending
December 31, 2011:

Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131
Charge Offs:	(686,192)	(19,206)	(67,333)	(725,826)	-	(1,498,557)
Recoveries:	423,422	40,717	44,953	192,321	-	701,413
Net (charge offs) recoveries	(262,770)	21,511	(22,380)	(533,505)	-	(797,144)
Provision	1,287,844	(26,420)	30,249	(788)	(332,552)	958,333
Ending balance	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320

Transactions in the allowance for loan losses for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Balances at January 1	$9,967,223	$9,105,517
Provision charged to operations	1,125,000	2,450,000
Loans charged-off	(2,211,179)	(1,840,899)
Recoveries	617,087	252,605
Balances at December 31	$9,498,131	$9,967,223

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2011 and 2010.  The recorded investment excludes loans acquired in the FOFC merger:

	December 31, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,528,651	$413,555	$-	$-	$-	$1,942,206
Collectively evaluated for impairment	1,614,722	2,156,594	1,309,649	2,192,729	443,420	7,717,114
Total ending allowance balance	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320

(continued)
	December 31, 2010
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23,524	$216,234	$-	$-	$-	$239,758
Collectively evaluated for impairment	2,094,775	2,358,824	1,301,780	2,727,022	775,972	9,258,373
Total ending allowance balance	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131

	December 31, 2011
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$5,275,043	$4,603,563	$179,337	$-	$10,057,943
Loans collectively evaluated for impairment	111,532,413	169,658,759	175,405,950	190,904,630	647,501,752
Total ending loans balance	$116,807,456	$174,262,322	$175,585,287	$190,904,630	$657,559,695

	December 31, 2010
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$3,215,761	$4,450,882	$408,392	$-	$8,075,035
Loans collectively evaluated for impairment	111,778,238	128,963,664	173,465,831	193,098,341	607,306,074
Total ending loans balance	$114,993,999	$133,414,546	$173,874,223	$193,098,341	$615,381,109

Purchased credit impaired loans had no allowance for loan losses allocation as of December 31, 2011.

The following tables present loans individually evaluated for impairment recognized by class of loans as of
December 31, 2011 and December 31, 2010, the average recorded investment and interest income recognized by class of loans as of the periods ending December 31, 2011 and 2010:

	December 31, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$2,914,401	$-	$2,914,776	$3,029,611	$28,796
Commercial mortgages:
Construction	10,454	-	10,454	20,578	-
Other	862,815	-	860,648	2,743,345	4,959
Residential mortgages	178,925	-	179,337	250,391	-
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	2,360,252	1,528,651	2,360,267	2,065,263	-
Commercial mortgages:
Construction	8,295	8,295	8,295	14,893	-
Other	3,727,097	405,260	3,724,166	1,521,828	-
Total	$10,062,239	$1,942,206	$10,057,943	$9,645,909	$33,755

(continued)

	December 31, 2010
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$4,334,095	$-	$3,192,227	$1,876,603	$73,657
Commercial mortgages:
Construction	32,266	-	32,266	8,067	-
Other	4,148,423	-	3,549,686	3,374,678	63,061
Residential mortgages	407,105	-	408,392	309,537	21,324
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	23,524	23,524	23,534	1,393,995	386
Agricultural	-	-	-	6,211	453
Commercial mortgages:
Construction	50,939	43,514	50,939	215,901	-
Other	838,277	172,720	817,991	1,378,687	969
Residential mortgages	-	-	-	215,299	6,470
Total	$9,834,629	$239,758	$8,075,035	$8,778,978	$166,320

The following table presents the recorded investment in non accrual and loans past due over 90 days still on accrual by class of loans as of the periods ending December 31, 2011 and 2010.  This table includes loans acquired in the FOFC merger, except those loans with evidence of credit deterioration at the time of the merger.

	December 31, 2011		December 31, 2010
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural:
Commercial & industrial	$5,611,805	$-	$2,938,174	$-
Commercial mortgages	-	-	-	-
Construction	18,749	7,295,104	83,204	-
Other	4,778,384	-	4,230,701	-
Residential mortgages	2,611,096	-	2,558,534	-
Consumer loans
Credit cards	-	9,053	-	11,174
Home equity lines & loans	455,418	-	545,039	-
Indirect consumer loans	22,287	-	180,632	-
Other direct consumer loans	113,349	-	61,601	-
Total	$13,611,088	$7,304,157	$10,597,886	$11,174

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of December 31,
2011 and December 31, 2010 and by loans originated by the Corporation (referred to as “Legacy” loans) and loans acquired in the FOFC merger (referred to as “Acquired” loans) which are further discussed in Note 22 Business Combinations:

	December 31, 2011
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$4,571	$10,940	$2,920,906	$2,936,417	$-	$113,612,941	$116,549,358
Agricultural	-	-	-	-	-	258,098	258,098
Commercial mortgages:
Construction	-	-	-	-	-	7,383,731	7,383,731
Other	82,986	-	2,977,010	3,059,996	-	163,818,595	166,878,591
Residential mortgages	1,418,234	293,337	1,221,056	2,932,627	-	172,652,660	175,585,287
Consumer loans:
Credit cards	3,660	8,031	9,053	20,744	-	1,934,471	1,955,215
Home equity lines & loans	368,556	27,717	212,573	608,846	-	76,280,502	76,889,348
Indirect consumer loans	597,180	75,817	85,763	758,760	-	96,781,480	97,540,240
Other direct consumer loans	21,876	10,243	9,644	41,763	-	14,478,064	14,519,827
Total	$2,497,063	$426,085	$7,436,005	$10,359,153	$-	$647,200,542	$657,559,695

	December 31, 2011
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$275,121	$82,677	$195,687	$553,485	$1,499,141	$25,335,874	$27,388,500
Commercial mortgages:
Construction	-	418,518	7,295,104	7,713,622	2,022,149	2,715,149	12,451,041
Other	-	-	193,570	193,570	11,063,483	65,836,938	77,093,991
Residential mortgages	405,087	62,017	84,083	551,187	226,937	17,753,898	18,532,022
Consumer loans:
Home equity lines & loans	-	-	-	-	-	6,168,831	6,168,831
Other direct consumer loans	171	-	-	171	-	147,439	147,610
Total	$680,379	$563,212	$7,768,444	$9,012,035	$14,811,710	$117,958,250	$141,781,995

	December 31, 2010
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, financial and agricultural
Commercial & industrial	$33,434	$17,351	$2,914,640	$2,965,425	$111,202,073	$114,167,498
Agricultural	-	-	-	-	826,501	826,501
Commercial mortgages
Construction	-	-	63,102	63,102	9,029,450	9,092,552
Other	116,432	-	2,913,525	3,029,957	121,292,041	124,321,998
Residential mortgages	1,851,412	277,276	1,404,067	3,532,755	170,341,467	173,874,222
Consumer loans
Credit cards	4,889	16,635	11,174	32,698	1,989,199	2,021,897
Home equity lines & loans	550,134	79,910	321,116	951,160	76,052,290	77,003,450
Indirect consumer loans	465,818	154,969	146,221	767,008	98,571,142	99,338,150
Other direct consumer loans	51,125	12,502	41,964	105,591	14,629,253	14,734,844
Total	$3,073,244	$558,643	$7,815,809	$11,447,696	$603,933,416	$615,381,112

Troubled Debt Restructurings:

The Corporation has $218 thousand of allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings which are included in non-accrual loans as of  December 31, 2011.  There were no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of
December 31, 2010.  The Corporation has not committed to lend any additional amounts as of December 31, 2011 or December 31, 2010 to customers with outstanding loans that are classified as trouble debt restructurings.

During the twelve months ended December 31, 2011, no loans were modified as troubled debt restructurings by the Corporation.  Additionally, there were no payment defaults on any loans previously modified as troubled debt restructurings within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Loans shown as not rated are monitored for credit quality primarily based on payment status which is disclosed elsewhere.  Based on the analysis’s performed as of December 31, 2011 and
December 31, 2010, the risk category of the recorded investment of loans by class of loans is as follows:

	December 31, 2011
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$93,923,356	$14,957,683	$4,139,413	$3,528,906
Agricultural	-	258,098	-	-	-
Commercial mortgages:
Construction	-	6,391,614	208,360	783,757	-
Other	-	152,435,884	6,503,087	7,423,514	516,106
Residential mortgages	173,120,292	-	-	2,464,995	-
Consumer loans:
Credit cards	1,955,215	-	-	-	-
Home equity lines & loans	76,432,196	-	-	457,152	-
Indirect consumer loans	97,426,891	-	-	113,349	-
Other direct consumer loans	14,497,795	-	-	22,032	-
Total	$363,432,389	$253,008,952	$21,669,130	$15,404,212	$4,045,012

	December 31, 2011
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$25,164,742	$1,499,141	$602,006	$24,635	$97,976
Commercial mortgages
Construction	-	1,790,731	2,022,149	7,447,661	1,190,500	-
Other	-	62,684,708	11,063,483	475,036	2,677,194	193,570
Residential mortgages	18,158,984	-	226,937	-	146,101	-
Consumer loans
Home equity lines & loans	6,168,831	-	-	-	-	-
Other direct consumer loans	147,610	-	-	-	-	-
Total	$24,475,425	$89,640,181	$14,811,710	$8,524,703	$4,038,430	$291,546

	December 31, 2010
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$90,887,538	$16,946,891	$4,770,276	$1,562,794
Agricultural	-	824,882	1,619	-	-
Commercial mortgages:
Construction	-	7,497,488	672,136	922,928	-
Other	-	108,732,393	7,245,641	8,343,964	-
Residential mortgages	171,024,544	-	-	2,849,678	-
Consumer loans:
Credit cards	2,021,897	-	-	-	-
Home equity lines & loans	76,458,413	-	-	545,037	-
Indirect consumer loans	99,155,306	-	-	182,844	-
Other direct consumer loans	14,656,960	-	-	77,883	-
Total	$363,317,120	$207,942,301	$24,866,287	$17,692,610	$1,562,794

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses.
For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2011 and December
31, 2010:

	December 31, 2011
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$173,120,292	$1,946,162	$76,432,196	$97,426,891	$14,497,878
Non-Performing	2,464,995	9,053	457,152	113,349	21,949
	$175,585,287	$1,955,215	$76,889,348	$97,540,240	$14,519,827

Acquired Loans:
Performing	$18,385,921	$-	$6,168,831	$-	$147,610
Non-Performing	146,101	-	-	-	-
Total	$18,532,022	$-	$6,168,831	$-	$147,610

	December 31, 2010
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$171,070,880	$2,010,723	$76,458,413	$99,157,518	$14,673,243
Non-Performing	2,803,342	11,174	545,037	180,632	61,601
Total	$173,874,222	$2,021,897	$77,003,450	$99,338,150	$14,734,844

Acquired loans include loans acquired with deteriorated credit quality.  The Corporation adjusted its estimates of future expected losses, cash flows, and renewal assumptions during the current year.  The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimates of expected total cash payments and carrying value of the loans from April 8, 2011, the date of the acquisition, to
December 31, 2011 (in thousands of dollars):

	Balance at Acquisition April 8, 2011	Income Accretion	All Other Adjustments	Balance at December 31, 2011
Contractually required principal and interest	$25,718	$-	$(4,457)	$21,261
Contractual cash flows not expected to be collected (nonaccretable discount)	(5,849)	-	1,187	(4,662)
Cash flows expected to be collected	19,869	-	(3,270)	16,599
Interest component of expected cash flows (accretable yield)	(1,861)	1,281	(1,264)	(1,844)
Fair value of loans acquired with deteriorating credit quality	$18,008	$1,281	$(4,534)	$14,755

(5)    PREMISES & EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010
Land	$3,553,406	$3,553,406
Buildings	31,007,830	31,032,358
Equipment and furniture	29,950,767	28,485,145
Leasehold improvements	4,175,024	2,941,317
	68,687,027	66,012,226
Less accumulated depreciation and amortization	43,924,622	41,819,633
	$24,762,405	$24,192,593

Depreciation expense was $2,861,644, $2,778,065 and $2,792,807 for 2011, 2010 and 2009, respectively.

Operating Leases: The Corporation leases certain branch properties under operating leases.  Rent Expense was
$1,048,920, $683,561, and $662,119 for 2011, 2010, and 2009.  Rent commitments, before considering renewal options that generally are present, were as follows:

Year	Estimated Expense
2012	$894,298
2013	866,304
2014	825,869
2015	799,887
2016	805,543
2017 and thereafter	2,872,374
Total	$7,064,275

(6)           GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ending December 31, 2011 and
2010 were as follows:

	2011	2010
Beginning of year	$9,872,375	$9,872,375
Acquired goodwill	12,111,242	-
End of year	$21,983,617	$9,872,375

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test.  Step one includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.  The Corporation performed Step one of the two-step impairment test and determined that goodwill was not impaired.

Acquired intangible assets were as follows at December 31, 2011 and 2010:

	At December 31, 2011		At December 31, 2010
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$1,213,118	$1,174,272	$674,141
Other customer relationship intangibles	6,063,423	2,479,563	6,133,116	1,977,347
Total	$9,883,221	$3,692,681	$7,307,388	$2,651,488

Aggregate amortization expense was $1,041,193, $730,894 and $933,305 for 2011, 2010 and 2009, respectively.

The remaining estimated aggregate amortization expense at December 31, 2011 is listed below:

Year	Estimated Expense
2012	$1,046,720
2013	876,524
2014	777,801
2015	681,176
2016	607,713
2017 and thereafter	2,200,606
Total	$6,190,540

(7)           DEPOSITS

A summary of deposits at December 31, 2011 and 2010 is as follows:

	2011	2010
Non-interest-bearing demand deposits	$258,835,961	$197,322,036
Interest-bearing demand deposits	74,348,490	49,367,215
Insured money market accounts	178,030,028	149,167,378
Savings deposits	210,287,906	136,698,242
Time deposits	276,990,454	253,803,981
	$998,492,839	$786,358,852

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $105,466,950 and
$81,942,117 at December 31, 2011 and 2010, respectively. Interest expense on such certificates was $1,799,472,
$1,698,576 and $2,349,396 for 2011, 2010 and 2009, respectively.

Scheduled maturities of time deposits at December 31, 2011, are summarized as follows:

Year
2012	$200,235,970
2013	48,523,228
2014	16,684,820
2015	7,535,738
2016	3,924,143
2017 and thereafter	86,555
$276,990,454

(8)           SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2011,
2010 and 2009 is as follows:

	2011	2010	2009
Securities sold under agreements to repurchase:
Balance at December 31	$37,106,842	$44,774,615	$54,263,257
Maximum month-end balance	$51,183,631	$56,119,633	$66,190,640
Average balance during year	$43,731,872	$48,433,900	$59,141,554
Weighted-average interest rate at December 31	3.20%	3.35%	3.36%
Average interest rate paid during year	3.14%	3.39%	3.31%

Information concerning outstanding securities repurchase agreements as of December 31, 2011 is summarized as follows:

Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$10,106,842	$5,469	0.06%	$24,012,686
After 90 days but within one year	5,000,000	25,000	3.75%	11,245,397
After one year but within five years	2,000,000	6,131	3.28%	2,602,886
After five years but within ten years	20,000,000	64,733	4.13%	23,456,503
Total	$37,106,842	$101,333	3.20%	$61,317,472

(1)
The weighted-average remaining term to final maturity was approximately 3.2 years at December 31, 2011. At December 31, 2011,
$20.0 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2011 on the callable securities repurchase agreements was 4.13%, with a weighted-average remaining period of approximately 1.3 years to the call date.  At December 31, 2011, $17.1 million of the securities repurchase agreements did not contain call provisions.  The weighted-average rate at December 31, 2011 on the non-callable securities repurchase agreements was 1.61%, with a weighted-
average term to maturity of approximately 3 months.

(2)	Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $240 thousand at December 31, 2011.

(9)           FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank fixed rate advances at December 31, 2011 and 2010:

2011
Amount	Weighted- Average Rate	Maturity Date	Call Date
$10,000.000	4.77%	July 27, 2012	-
10,000,000	4.60%	December 22,2016	-
4,196,658	3.84%	October 20,2014	January 19, 2012
4,196,658	3.90%	October 19, 2017	January 19, 2012
3,147,495	4.43%	August 16,2012	-
3,147,495	2.91%	December 4, 2017	March 4, 2012
2,098,330	3.05%	January 2, 2018	March 31, 2012
1,049,165	2.88%	April 13, 2012	-
1,049,165	2.54%	May 18, 2012	-
1,049,165	2.95%	May 20, 2013	-
1,049,165	3.20%	June 18,2014	-
786,874	2.12%	October 2, 2012	-
786,874	2.62%	October 2, 2013	-
786,874	3.05%	October 2, 2014	-
$43,343,918	4.03%

2010
Amount	Weighted- Average Rate	Maturity Date	Call Date
$10,000.000	4.77%	July 27, 2012	-
10,000,000	4.60%	December 22, 2016	December 22, 2011
$20,000,000	4.69%

Scheduled maturities of Federal Home Loan Bank advances at December 31, 2011, are summarized as follows:

Year
2012	$16,032,698
2013	1,836,038
2014	6,032,698
2015	-
2016	10,000,000
2017 and thereafter	9,442,484
Total	$43,343,918

Each advance is payable at its maturity date, with a prepayment penalty for term advances.  The advances were collateralized by $112,956,988 and $97,036,042 of first mortgage loans under a blanket lien arrangement at
December 31, 2011 and 2010, respectively.  Based on this collateral the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to a total of $69,805,223 at year-end 2011.

(10)           INCOME TAXES

For the years ended December 31, 2011, 2010 and 2009, income tax expense attributable to income from operations consisted of the following:

Current:	2011	2010	2009
State	$1,592,276	$511,022	$343,339
Federal	24,739	4,440,767	3,466,770
	1,617,015	4,951,789	3,810,109
Deferred expense (benefit)	3,416,135	153,450	(1,949,446)
	$5,033,150	$5,105,239	$1,860,663

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:

	2011	2010	2009
Tax computed at statutory rate	$5,294,107	$5,170,418	$2,411,789
Tax-exempt interest	(543,638)	(505,644)	(515,379)
Dividend exclusion	(35,439)	(27,805)	(35,417)
State taxes, net of Federal impact	386,214	299,284	(27,711)
Nondeductible interest expense	23,242	27,253	36,807
Other items, net	(91,336)	141,733	(9,426)
Actual income tax expense	$5,033,150	$5,105,239	$1,860,663

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are presented below:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,688,822	$3,622,654
Accrual for employee benefit plans	829,414	843,716
Depreciation	340,274	593,102
Deferred compensation and directors' fees	894,410	792,224
Purchase accounting adjustment – deposits	314,802	154,161
Purchase accounting adjustment – loans	2,163,551	90,584
Purchase accounting adjustment - fixed assets	223,277	222,993
Accounting for defined benefit pension and other benefit plans	5,901,720	3,514,280
Trust preferred impairment writedown	1,338,943	1,311,534
Other	633,884	757,619
Total gross deferred tax assets	$16,329,097	$11,902,867

Deferred tax liabilities:	2011	2010
Deferred loan fees and costs	$924,500	$1,005,082
Prepaid pension	6,694,664	4,007,746
Net unrealized gains on securities available for sale	5,090,655	3,727,368
Other	837,297	608,569
Total gross deferred tax liabilities	13,547,116	9,348,765
Net deferred tax asset	$2,781,981	$2,554,102

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the loss carryback period. A valuation allowance is recognized when it is more likely than not that some portion of the deferred tax assets will not be realized.  In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax assets, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.  Based on its assessment, management determined that no valuation allowance is necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows:

	2011	2010	2009
Balance at January 1	$123,530	$-	$-
Additions for tax positions of current year	-	123,530	-
Reductions related to settlement with taxing authorities	(123,530)	-	-
Balance at December 31	$-	$123,530	$-

The Corporation finalized its examination by the Internal Revenue Service for the final 2009 tax return filed by
Canton Bancorp, Inc.  The settlement resulted in a reversal of the Corporation’s uncertain tax position.  As of
December 31, 2011, the Corporation did not have any unrecognized tax benefits.  At December 31, 2010, the
Corporation had $123,530 of net unrecognized tax benefits and interest.

As of December 31, 2011, there was no accrued interest related to uncertain tax positions.  At December 31,
2010, accrued interest related to uncertain tax position was $7,000, net of the related tax benefit.  The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and state income taxes.

The Corporation is not currently subject to examinations by Federal or New York State taxing authorities for the years prior to 2008.

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

The Corporation amended the Defined Benefit Pension Plan during 2010.  New employees hired on or after the effective date will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits.  The amendment will result in a decrease over time in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2011 and 2010:

Change in projected benefit obligation:	2011	2010
Benefit obligation at beginning of year	$28,319,596	$26,058,503
Service cost	993,364	903,538
Interest cost	1,569,151	1,516,817
Actuarial loss	2,940,942	1,039,616
Benefits paid	(1,297,020)	(1,198,878)
Benefit obligation at end of year	$32,526,033	$28,319,596

Change in plan assets:	2011	2010
Fair value of plan assets at beginning of year	$29,846,889	$28,725,380
Actual return on plan assets	(1,534,302)	2,320,387
Employer contributions	8,000,000	-
Benefits paid	(1,297,020)	(1,198,878)
Fair value of plan assets at end of year	$35,015,567	$29,846,889

Funded status	$2,489,534	$1,527,293

Amount recognized in accumulated other comprehensive income at December 31, 2011 and 2010 consist of the following:

	2011	2010
Net actuarial loss	$15,834,042	$9,724,844
Prior service cost	49,670	79,543
Total before tax effects	$15,883,712	$9,804,387

The accumulated benefit obligation at December 31, 2011 and 2010 was $27,490,715 and $24,011,722,
respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2011,
2010 and 2009 were as follows:

	2011	2010	2009
Discount rate	4.95%	5.65%	6.10%

Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income in 2011,
2010 and 2009 consist of the following:

Net periodic benefit cost	2011	2010	2009
Service cost, benefits earned during the year	$993,364	$903,538	$876,063
Interest cost on projected benefit obligation	1,569,151	1,516,817	1,430,585
Expected return on plan assets	(2,340,373)	(2,253,421)	(1,833,928)
Amortization of net loss	706,419	547,717	1,215,764
Amortization of prior service cost	29,873	45,890	88,669
Net periodic cost	$958,434	$760,541	$1,777,153

Other changes in plan assets and benefit obligations recognized in other comprehensive income:	2011	2010	2009
Net actuarial loss(gain)	$6,815,617	$972,650	$(4,696,798)
Recognized loss	(706,419)	(547,717)	(1,215,764)
Amortization of prior service cost	(29,873)	(45,890)	(88,669)
Total recognized in other comprehensive income (loss) (before tax effect)	$6,079,325	$379,043	$(6,001,231)
Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$7,037,759	$1,139,584	$(4,224,078)

Amounts expected to be recognized in net periodic cost during 2012
Loss recognition	$1,283,297
Prior service cost recognition	13,856

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended
December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Discount rate	5.65%	6.10%	5.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

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

Asset Class	Target Allocation 2011	Percentage of Plan Assets at December 31,		Weighted-Average Expected Long-Term Rate of Return
		2011	2010
Large Cap Domestic Equities	30% - 60%	45%	59%	10.3%
Mid-Cap Domestic Equities	0% - 20%	2%	3%	10.6%
Small-Cap Domestic Equities	0% - 15%	4%	5%	10.8%
International Equities	0% - 25%	0%	0%	10.3%
Intermediate Fixed	20% - 50%	20%	28%	4.7%
Income
Cash	0% - 20%	29%	5%	4.0%
Total		100%	100%	8.35%

The above table December 31, 2011 actual cash exceeds the target allocation due to an $8,000,000 contribution made by the Corporation to the plan during the last week of December 2011.

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

As of December 31, 2011 and 2010, the Corporation's pension plan did not hold any direct investment in the
Corporation's common stock.

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

The fair value of the plan assets at December 31, 2011 and 2010, by asset class are as follows:

		Fair Value Measurement at December 31, 2011 Using
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$10,093,337	$10,093,337	$-	$-
Equity securities:
U.S. companies	16,625,059	16,625,059	-	-
International companies	643,118	643,118	-	-

Mutual Funds	2,109,877	2,109,877	-	-

Debt securities:
U.S. Treasuries/Government bonds	2,410,971	2,410,971	-	-
U.S. Corporate bonds	2,865,173	-	2,865,173	-
Foreign bonds, notes & debentures	268,032	-	268,032	-
Total plan assets	$35,015,567	$31,882,362	$3,133,205	$-

		Fair Value Measurement at December 31, 2010 Using
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1,475,139	$1,475,139	$-	$-
Equity securities:
U.S. companies	19,108,851	19,108,851	-	-
International companies	1,023,762	1,023,762	-	-

Mutual Funds	2,262,369	2,262,369	-	-

Debt securities:
U.S. Treasuries/Government bonds	2,791,098	2,288,688	502,410	-
U.S. Corporate bonds	2,927,245	-	2,927,245	-
Foreign bonds, notes & debentures	258,425	-	258,425	-
Total plan assets	$29,846,889	$26,158,809	$3,688,080	$-

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2012	$1,374,338
2013	$1,441,069
2014	$1,538,744
2015	$1,635,835
2016	$1,768,361
2017-2021	$10,317,784

The Corporation does not expect to contribute to the plan during 2012.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation.  Expense under the plan totaled $331,689, $332,133, and $315,731 for the years ended December 31, 2011, 2010 and 2009, respectively.  The plan's assets at December 31, 2011 and 2010, include 191,393 and 185,692 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S.
Government securities, corporate bonds and notes, and mutual funds.

The Corporation also contributed $40,930 at December 31, 2011 to a non-discretionary 401K plan which covers all eligible employees hired after July 1, 2010.

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2011 and 2010:

Changes in accumulated postretirement benefit obligation:	2011	2010
Accumulated postretirement benefit obligation at beginning of year	$1,315,379	$1,365,104
Service cost	35,000	33,000
Interest cost	72,000	75,000
Participant contributions	57,847	67,792
Actuarial loss	19,705	49,341
Benefits paid	(108,109)	(274,858)
Accumulated postretirement benefit obligation at end of year	$1,391,822	$1,315,379

Change in plan assets:	2011	2010
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	50,262	207,066
Plan participants’ contributions	57,847	67,792
Benefits paid	(108,109)	(274,858)
Fair value of plan assets at end of year	$-	$-

Funded status	$(1,391,822)	$(1,315,379)

Amount recognized in accumulated other comprehensive income at December 31, 2011 and 2010 consist of the following:

	2011	2010
Net actuarial loss	$41,970	$22,265
Prior service benefit	(822,000)	(919,000)
Total before tax effects	$(780,030)	$(896,735)

Weighted-average assumption for disclosure as of December 31,:	2011	2010	2009
Discount rate	4.95%	5.65%	6.10%
Health care cost trend: Initial	10.00%	14.00%	15.00%
Health care cost trend: Ultimate	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2018	2020	2020

The components of net periodic postretirement benefit cost for the years ended December 31, 2011, 2010 and
2009 are as follows:

Net periodic benefit cost	2011	2010	2009
Service cost	$35,000	$33,000	$29,000
Interest cost	72,000	75,000	75,000
Amortization of prior service benefit	(97,000)	(97,000)	(97,000)
Net periodic postretirement cost	$10,000	$11,000	$7,000

Other changes in plan assets and benefit obligations recognized in other comprehensive income:	2011	2010	2009
Net actuarial loss	$19,705	$49,341	$23,848
Amortization of prior service benefit	97,000	97,000	97,000
Total recognized in other comprehensive income (before tax effect)	$116,705	$146,341	$120,848

Total recognized in net benefit cost and other comprehensive income (before tax effect)	$126,705	$157,341	$127,848

During 2011, the plan's total unrecognized net loss increased by $20 thousand.  Because the total unrecognized net gain or loss is less than 10% of the accumulated postretirement benefit obligation no amortization is anticipated in
2012.  Actual results for 2012 will depend on the 2012 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2012:
Gain recognition	$-
Prior service cost recognition	$(97,000)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

Effect of a 1% increase in health care trend rate on:	2011	2010	2009
Benefit obligation	$10,000	$10,000	$8,000
Total service and interest cost	$700	$300	$500

Effect of a 1% decrease in health care trend rate on:	2011	2010	2009
Benefit obligation	$(11,000)	$(12,000)	$(8,000)
Total service and interest cost	$(500)	$(1,000)	$(500)

Weighted-average assumptions for net periodic cost as of December 31,:	2011	2010	2009
Discount rate	5.65%	6.10%	5.75%
Health care cost trend: Initial	14.00%	15.00%	8.50%
Health care cost tread: Ultimate	5.00%	5.00%	4.50%
Year ultimate reached	2020	2020	2017

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten:

Calendar Year
2012	$145,000
2013	$140,000
2014	$110,000
2015	$119,000
2016	$132,000
2017-2021	$626,000

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2012 is $145,000.

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue
Code.  The benefits under this plan are unfunded as of December 31, 2011 and 2010.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2011 and 2010:

Change in benefit obligation:	2011	2010
Benefit obligation at beginning of year	$989,053	$946,781
Service cost	30,625	30,113
Interest cost	53,771	55,474
Actuarial loss	70,771	31,415
Benefits paid	(74,730)	(74,730)
Projected benefit obligation at end of year	$1,069,490	$989,053

Changes in plan assets:	2011	2010
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	74,730	74,730
Benefits paid	(74,730)	(74,730)
Fair value of plan assets at end of year	$-	$-

Unfunded status	$(1,069,490)	$(989,053)

Amounts recognized in accumulated other comprehensive income at December 31, 2011 and 2010 consist of the following:

	2011	2010
Net actuarial loss	$226,471	$165,166
Prior service cost	-	-
Total before tax effects	$226,471	$165,166

Accumulated benefit obligation at December 31, 2011and 2010 was $1,004,803 and $938,053, respectively.

Weighted-average assumption for disclosure as of December 31,:	2011	2010	2009
Discount rate	4.95%	5.65%	6.10%

Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

Net periodic benefit cost	2011	2010	2009
Service cost	$30,625	$30,113	$26,767
Interest cost	53,771	55,474	52,826
Recognized actuarial loss	9,466	5,582	7,235
Net periodic postretirement benefit cost	$93,862	$91,169	$86,828

Other changes in plan assets and benefit obligation recognized in other comprehensive income:	2011	2010	2009
Net actuarial loss (gain)	$70,771	$31,415	$(14,158)
Recognized actuarial loss	(9,466)	(5,582)	(7,235)
Total recognized in other comprehensive income (before tax effect)	$61,305	$25,833	$(21,393)

Total recognized in net benefit cost and other comprehensive income (before tax effect)	$155,167	$117,002	$65,435

Amounts expected to be recognized in net periodic cost during 2012:
Loss recognition	$19,920

Prior service cost recognition	$-

Weighted-average assumptions for net periodic cost as of December 31,:	2011	2010	2009
Discount rate	5.65%	6.10%	5.75%

Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:

Calendar Year	Future Estimated Benefit Payments
2012	$75,000
2013	$75,000
2014	$75,000
2015	$75,000
2016	$75,000
2017-2021	$531,000

The Corporation expects to contribute $75,000 to the plan during 2012. Corporation contributions are equal to the benefit payments to plan participants.

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

An expense of $233 thousand related to this compensation was recognized during the year of 2011.  During
January 2012, 10,238 shares were re-issued from treasury to fund the stock component of directors' compensation.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”) the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The maximum number of shares as to which stock awards may be granted under the Plan is 10,000 per year, with these shares vesting over a 5 year period.

A summary of restricted stock activity as of December 31, 2011, and changes during the year then ended, is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2010	5,886	$21.25
Granted	8,834	22.99
Vested	(1,175)	21.25
Forfeited or Cancelled	(1,087)	23.00
Nonvested at December 31, 2011	12,458	$22.33

As of December 31, 2011, there was $273,923 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.57 years.  The total fair value of shares vested during the years ended December 31, 2011 and 2010 were $27,613 and $0, respectively.

(13)           RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Balance at beginning of year	$17,003,933	$9,950,803
New loans or additional advances	42,960,625	30,469,991
Repayments	(39,080,285)	(23,416,861)
Balance at end of year	$20,884,273	$17,003,933

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were $12,617,406 and
$13,274,549, respectively.

(14)           EXPENSES

The following expenses, which exceeded 1% of total revenues (total interest income plus other operating income)
in at least one of the years presented, are included in other operating expenses:

	2011	2010	2009
Marketing and advertising	$1,037,416	$929,606	$712,842

Professional services	1,124,869	1,075,823	768,039

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$19,139,879	$8,399,012	$15,869,802	$1,956,664
Unused lines of credit	$471,164	$164,489,966	$804,826	$134,112,181
Standby letters of credit	$-	$13,562,577	$-	$15,960,284

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $13,562,577 at December 31, 2011 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.
Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the
Corporation's standby letters of credit at December 31, 2011 was not significant.

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
The settlement demands relate to alleged claims of, among other things, breach of the Bank’s fiduciary duties as trustee, including the Bank’s alleged failure to adequately diversify the relevant trust portfolios. The beneficiaries seek aggregate damages of up to approximately $27.0 million.  On September 16, 2011, the beneficiaries objected in the Surrogate’s Court of the State of New York, County of Chemung (the “Surrogate’s Court”) to accountings with respect to the above-mentioned trusts provided by the Bank, based on allegations similar to those offered in the settlement demands.  The matter remains pending in the Surrogate Court.  Although these matters are inherently unpredictable, management will defend against these claims vigorously.  Management has concluded that it is reasonably possible, but not probable, that the financial position, results of operations or cash flows of the Corporation could be materially adversely affected in any particular period by the unfavorable resolution of these claims, not withstanding any potential recover under applicable insurance coverage.  An amount of loss or range of loss cannot be reasonably estimated at this time.

(16)           PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows
 (investment in subsidiaries is recorded using the equity method of accounting):

BALANCE SHEETS - DECEMBER 31	2011	2010
Assets:
Cash on deposit with subsidiary bank	$1,122,470	$1,265,305
Investment in subsidiary-Chemung Canal Trust Company	121,462,184	92,881,477
Investment in subsidiary-CFS Group, Inc.	586,431	542,266
Dividends receivable from subsidiary bank	1,141,082	881,203
Securities available for sale, at estimated fair value	307,064	295,276
Other assets	2,578,311	2,517,801
Total assets	$127,197,542	$98,383,328
Liabilities and shareholders' equity:
Dividends payable	1,141,082	881,203
Other liabilities	127,020	93,562
Total liabilities	1,268,102	974,765
Shareholders' equity:
Total shareholders' equity	125,929,440	97,408,563
Total liabilities and shareholders' equity	$127,197,542	$98,383,328

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2011	2010	2009
Dividends from subsidiary bank	$11,916,475	$3,520,584	$11,021,685
Interest and dividend income	8,127	3,451	7,168
Gain on security transactions	-	-	9,130
Other income	776,672	388,190	138,483
Operating expenses	227,847	209,794	164,956
Income before impact of subsidiaries' earnings and distributions and income taxes	12,473,427	3,702,431	11,011,510
Equity in (dividends in excess of earnings ) undistributed earnings of Chemung Canal Trust Company	(1,837,241)	6,391,013	(5,753,397)
Equity in undistributed earnings (losses) of CFS Group, Inc.	44,166	9,335	(99,458)
Income before income tax	10,680,352	10,102,779	5,158,655
Income tax expense(benefit)	142,597	906	(74,180)
Net Income	$10,537,755	$10,101,873	$5,232,835

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2011	2010	2009
Cash flows from operating activities:
Net Income	$10,537,755	$10,101,873	$5,232,835
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in dividends in excess of earnings (undistributed earnings) of Chemung Canal Trust Company	1,837,241	(6,391,013)	5,753,397
Equity in undistributed (earnings) losses of CFS Group, Inc.	(44,166)	(9,335)	99,458
Gain on sales of securities transactions	-	-	(9,130)
Increase in dividend receivable	(259,879)	(1,115)	(4,650)
(Increase) decrease in other assets	(60,510)	(19,789)	136,587
(Decrease) increase in other liabilities	136,602	704,097	131,816
Expense related to employee stock compensation	55,000	55,000	50,000
Expense related to restricted stock units for directors' deferred compensation plan	80,083	111,772	104,929
Expense to employee restricted stock awards	28,141	1,143	-
Net cash provided by operating activities	12,310,267	4,552,633	11,495,242
Cash flow from investing activities:
Cash paid Canton Bancorp acquisition	-	-	(7,651,632)
Cash paid Fort Orange Financial Corp. acquisition	(8,137,816)	-	-
Proceeds from sales of securities available for sale	-	-	112,880
Purchase of securities available for sale	-	-	(103,750)
Net cash used by investing activities	(8,137,816)	-	(7,642,502)
Cash flow from financing activities:
Cash dividends paid	(4,056,597)	(3,519,470)	(3,517,034)
Purchase of treasury stock	(501,299)	(425,567)	(156,143)
Sale of treasury stock	242,610	127,500	229,520
Net cash used in financing activities	(4,315,286)	(3,817,537)	(3,443,657)
(Decrease) increase in cash and cash equivalents	(142,835)	735,096	409,083
Cash and cash equivalents at beginning of year	1,265,305	530,209	121,126
Cash and cash equivalents at end of year	$1,122,470	$1,265,305	$530,209

(17)           FAIR VALUES

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

The Corporation has developed an internal model for pricing these securities. This is the same model used in determining other-than-temporary impairment (“OTTI”) as further described in Note 3.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value.  These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

The fair values of trading assets are determined by quoted market prices (Level 1 inputs).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$152,079,770	$35,950,000	$116,129,770	$-
Mortgage-backed securities, residential	50,766,604	-	50,766,604	-
Obligations of states and political subdivisions	46,512,971	-	46,512,971	-
Trust Preferred securities	2,310,066	-	2,015,156	294,910
Corporate bonds and notes	13,684,199	-	13,684,199	-
Collateralized mortgage obligations	7,536,753	-	7,536,753	-
SBA loan pools	1,949,606	-	1,949,606	-
Corporate stocks	6,029,841	5,339,839	690,002	-
Total available for sale securities	$280,869,810	$41,289,839	$239,285,061	$294,910

Trading assets	$294,381	$294,381	$-	$-

(continued)
		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$102,131,517	$40,581,250	$61,550,267	$-
Mortgage-backed securities, residential	62,761,633	-	62,761,633	-
Obligations of states and political subdivisions	38,765,092	-	38,765,092	-
Trust Preferred securities	2,344,094	-	2,009,509	334,585
Corporate bonds and notes	11,694,190	-	11,694,190	-
Corporate stocks	5,848,435	5,209,069	639,366	-
Total available for sale securities	$223,544,961	$45,790,319	$177,420,057	$334,585

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended
December 31, 2011 and 2010, respectively for Level 3 assets:

Investment Securities Available for Sale	Fair Value Measurement twelve-months ended December 31, 2011 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement twelve-months ended December 31, 2010 Using Significant Unobservable Inputs (Level 3)
Beginning balance	$334,585	$511,480
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	(67,400)	(393,005)
Included in other comprehensive income	27,725	216,110
Transfers in and/or out of Level 3	-	-
Ending balance, December 31	$294,910	$334,585

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$831,601	$-	$-	$831,601
Commercial mortgages:		-	-
Other	3,321,838	-	-	3,321,838
Total Impaired Loans	$4,153,439	$-	$-	$4,153,439

Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$218,040	$-	$-	$218,040
Commercial mortgages:
Other	366,760	-	-	366,760
Residential mortgages	276,355	-	-	276,355
Consumer loans:
Home equity lines & loans	36,600	-	-	36,600
Total Other real estate owned, net	$897,755	$-	$-	$897,755

(continued)
		Fair Value Measurement at December 31, 2010 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Construction	$72,211	$-	$-	$72,211
Other	580,329	-	-	580,329
Total Impaired Loans	$652,540	$-	$-	$652,540

Other real estate owned, net	$740,620	$-	$-	$740,620

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,095,645, with a valuation allowance of $1,942,206 as of December 31, 2011, resulting in a $958,333 provision for loan losses for the year ending December 31, 2011.  Impaired loans had a carrying amount of $892,298, with a valuation allowance of $239,758 as of December 31, 2010, resulting in no additional provision for loan losses for the year ending December 31, 2010.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of
$897,755 at December 31, 2011.  The net carrying amount reflects the outstanding balance of $1,009,162 net of a valuation allowance of $111,407 at December 31, 2011 which resulted in write downs of $12,120 for the year ending December 31, 2011.  OREO had a net carrying amount of $740,620 at December 31, 2010.  The net carrying amount reflected an outstanding balance of $909,947, net of a valuation allowance of $169,327 at
December 31, 2010 which resulted in write downs of $169,327 for the year ending December 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at
December 31, 2011 and 2010.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value.

The estimated fair value of the Corporation's financial instruments as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011		2010
Financial assets:	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$28,205	$28,205	$16,540	$16,540
Interest-bearing deposits in other financial institutions	24,697	24,697	44,080	44,080
Trading assets	294	294	-	-
Securities available for sale	280,870	280,870	223,545	223,545
Securities held to maturity	8,312	9,176	7,715	8,297
Federal Home Loan and Federal Reserve Bank stock	5,509	N/A	3,329	N/A
Net loans	787,256	805,760	604,186	618,859
Loans held for sale	395	395	487	487
Accrued interest receivable	3,882	3,882	2,713	2,713
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	721,503	721,503	532,555	532,555
Time deposits	276,990	279,441	253,804	256,281
Securities sold under agreements to repurchase	37,107	40,019	44,775	46,667
Federal Home Loan Bank advances	43,344	46,603	20,000	21,609
Accrued interest payable	800	800	784	784
Dividends payable	1,141	1,141	881	881

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations).  Management believes that, as of December 31, 2011 and 2010, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described below.  During 2012, the Bank could, without prior approval, declare dividends of approximately $4.6 million plus any 2012 net profits retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$111,192,989	13.28%	$66,991,368	8.00%	N/A	N/A
Bank	$106,812,516	12.80%	$66,770,561	8.00%	$83,463,201	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$99,174,854	11.84%	$33,495,684	4.00%	N/A	N/A
Bank	$94,834,026	11.36%	$33,385,280	4.00%	$50,077,921	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$99,174,854	8.27%	$35,997,486	3.00%	N/A	N/A
Bank	$94,834,026	7.92%	$35,910,987	3.00%	$59,851,645	5.00%

As of December 31, 2010
Total Capital (to Risk Weighted Assets):
Consolidated	$93,120,012	14.54%	$51,236,965	8.00%	N/A	N/A
Bank	$88,811,229	13.93%	$51,022,422	8.00%	$63,778,028	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$82,757,830	12.92%	$25,618,483	4.00%	N/A	N/A
Bank	$78,519,201	12.31%	$25,511,211	4.00%	$38,266,817	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$82,757,830	8.72%	$28,457,317	3.00%	N/A	N/A
Bank	$78,519,201	8.30%	$28,373,256	3.00%	$47,288,760	5.00%

(19)           COMPREHENSIVE INCOME (LOSS)

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

Comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009 was $8,993,902,
$10,770,183, and $10,152,155 respectively.  The following summarizes the components of other comprehensive income (loss) and related tax effects:

Other Comprehensive Income (Loss)	2011	2010	2009
Unrealized holding gains on securities available for sale	$4,769,697	$1,875,749	$2,044,137
Change in unrealized gains on securities available for sale for which a portion of an other-than-temporary-impairment has been recognized in earnings, net of reclassification	27,725	216,110	862,490
Reclassification adjustment net gains realized in net income	(1,108,091)	(450,666)	(784,589)
Net unrealized gains	3,689,331	1,641,193	2,122,038
Tax effect	(1,363,289)	(634,911)	(820,932)
Net of tax amount	$2,326,042	$1,006,282	$1,301,106
Change in funded status of defined benefit pension plan and other benefit plans	(6,259,634)	(551,217)	5,901,776
Tax effect	2,389,739	213,245	(2,283,162)
Net of tax amount	(3,869,895)	(337,972)	3,618,614

Total other comprehensive (loss) income	$(1,543,853)	$668,310	$4,919,720

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at December 31, 2010	Current Period Change	Balance at December 31, 2011
Unrealized gains on securities available for sale	$5,661,013	$2,326,042	$7,987,055
Unrealized loss on pension plans and other benefit plans	(5,558,538)	(3,869,895)	(9,428,433)
Total	$102,475	$(1,543,853)	$(1,441,378)

(20)           SEGMENT REPORTING

The Corporation manages its operations through two primary business segments:  core banking and wealth management group services.  The core banking segment provides revenues by attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the Corporation’s local markets and to invest in securities.  The wealth management group services segment provides revenues by providing trust and investment advisory services to clients.

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

Year ended December 31, 2011	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$43,840	$-	$9	$43,849
Provision for loan losses	958	-	-	958
Net interest income after provision for loan losses	42,882	-	9	42,891
Other operating income	9,428	6,710	1,326	17,464
Other operating expenses	36,862	7,219	703	44,784
Income (loss) before income tax expense	15,448	(509)	632	15,571
Income tax expense (benefit)	5,056	(195)	172	5,033
Segment net income (loss)	$10,392	$(314)	$460	$10,538

Segment assets	$1,207,464	$5,729	$3,067	$1,216,260

Year ended December 31, 2010	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$34,526	$-	$4	$34,530
Provision for loan losses	1,125	-	-	1,125
Net interest income after provision for loan losses	33,401	-	4	33,405
Other operating income	8,288	10,497	860	19,645
Other operating expenses	29,980	7,199	664	37,843
Income before income tax expense	11,709	3,298	200	15,207
Income tax expense	3,820	1,276	9	5,105
Segment net income	$7,889	$2,022	$191	$10,102

Segment assets	$949,040	$6,138	$3,149	$958,327

Year ended December 31, 2009	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$33,147	$-	$8	$33,155
Provision for loan losses	2,450	-	-	2,450
Net interest income after provision for loan losses	30,697	-	8	30,705
Other operating income	7,221	8,089	400	15,710
Other operating expenses	31,470	7,271	580	39,321
Income (loss) before income tax expense	6,448	818	(172)	7,094
Income tax expense (benefit)	1,681	317	(137)	1,861
Segment net income (loss)	$4,767	$501	$(35)	$5,233

Segment assets	$966,436	$6,288	$3,195	$975,919

(21)           BUSINESS COMBINATION

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

The table below illustrates the calculation of the consideration effectively transferred.

Purchase Price Consideration (dollar amounts in thousands, except per share data)
FOFC shares outstanding at April 8, 2011	3,771,425
Percentage of stock consideration	75%
FOFC shares exchanged for stock	2,828,569
Exchange Ratio	0.3571
Chemung Financial shares issued to FOFC shareholders (excludes fractional shares)	1,009,942
Purchase price per Chemung Financial common share	$23.50
Total stock consideration paid	$23,734
Total cash consideration paid	6,939
Cash paid for fractional shares	3
Cash paid for the settlement of FOFC stock options	545
Cash paid for severance payments	650
Total consideration paid	$31,871

As a result of the FOFC merger, we recognized assets acquired and liabilities assumed at their acquisition date fair value as presented below: (in thousands).

Total Purchase Price		$31,871

Net assets acquired:
Cash and due from banks	$33,285
Securities available for sale	46,524
Federal Home Loan Bank Stock	1,578
Loans	164,168
Accrued Interest Receivable	864
Premises and equipment	879
Core deposit intangible	2,646
Deferred tax asset	2,652
Other assets	3,534
Deposits	(200,468)
Borrowings	(34,823)
Accrued Interest Payable	(304)
Other liabilities	(775)

Net assets acquired		$19,760

Goodwill resulting from the FOFC merger		$12,111

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

Gross loans-unpaid principal balance at April 8, 2011, net of deferred fees and costs	$170,607
Fair value adjustment on loans other than those with evidence of credit deterioration	(1,619)
Credit fair value adjustment on loans with deteriorating credit quality	(4,820)

Fair value of purchased loans at April 8, 2011	$164,168

The fair value adjustment on loans other than those with evidence of credit deterioration represents adjustments a prospective acquirer would make to the unpaid principal balance to account for differences between the contractual yield on the portfolio and market interest rates, for credit, and for liquidity.  The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans.  The credit adjustment made on these loans represents the changes in credit quality of the underlying borrowers from the loan inception to the merger date.  The credit adjustment on loans with deteriorating credit quality is derived in accordance with Accounting Standard Codification 310-30, “Loans and
Debt Securities Acquired with Deteriorated Credit Quality” and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

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
income statements for the periods ended December 31, 2011 and 2010 as if the merger had occurred on January 1,
2010 are as follows (in thousands):

	December 31,
Financial assets:	2011	2010
Interest and dividend income	$54,056	$56,101
Interest expense	7,658	12,350
Net interest income	46,398	43,751
Provision for loan losses	1,933	2,835
Net interest income after provision for loan losses	44,465	40,916
Non-interest income	$17,517	$20,137
Non-interest expense	44,288	43,279
Income before income taxes	17,694	17,774
Income tax expense	5,843	6,159
Net income	$11,851	$11,615

Weighted average shares outstanding	4,629	4,616
Basic and diluted earnings per share	$2.56	$2.52

Direct costs related to the FOFC merger were expensed as incurred.  Merger and integration expenses incurred by the Corporation and FOFC of $2.542 million and $706 thousand for the years ended December 31, 2011 and
2010, respectively, were excluded from the pro forma information presented above.

The consolidated income statement for the Corporation includes $8.875 million of net interest income, $132 thousand of non-interest income and net income of $3.326 million of the acquiree since the acquisition date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 20, 2012	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 20, 2012	By: /s/ John R. Battersby, Jr.
John R. Battersby, Jr., Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry H. Becker	Director	March 20, 2012
Larry H. Becker

/s/ Bruce W. Boyea	Director	March 20, 2012
Bruce W. Boyea

/s/ David J. Dalrymple	Director and Chairman of the Board	March 20, 2012
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 20, 2012
Robert H. Dalrymple

/s/ Clover M. Drinkwater	Director	March 20, 2012
Clover M. Drinkwater

/s/ William D. Eggers	Director	March 20, 2012
William D. Eggers

/s/ Stephen M. Lounsberry, III	Director	March 20, 2012
Stephen M. Lounsberry, III

	Director	March 20, 2012
Thomas K. Meier

	Director	March 20, 2012
Ralph H. Meyer

/s/ John F. Potter	Director	March 20, 2012
John F. Potter

(signature’s continued)

Signature	Title	Date

/s/ Eugene M. Sneeringer, Jr.	Director	March 20, 2012
Eugene M. Sneeringer, Jr.

/s/ Robert L. Storch	Director	March 20, 2012
Robert L. Storch

/s/ Richard W. Swan	Director	March 20, 2012
Richard W. Swan

/s/ Jan P. Updegraff	Director	March 20, 2012
Jan P. Updegraff

/s/ Ronald M. Bentley	President and Chief Executive Officer	March 20, 2012
Ronald M. Bentley

/s/ John R. Battersby, Jr.	Treasurer and Chief Financial Officer	March 20, 2012
John R. Battersby, Jr.

EXHIBIT INDEX
Exhibit	3.1
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
10.1
Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.  Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference*

10.2
Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.  Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.*

	10.3	Amended and Restated Deferred Directors' Fee Plan. Filed as Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.*
	10.4	Chemung Financial Corporation Restricted Stock Plan dated June 16, 2010. Filed as Exhibit 10.4 of the Registrant's Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.*
	10.6	Description of Arrangement for Directors' Fees. Filed as Exhibit 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.*
10.8
Change of Control Agreement dated August 23, 2007 Chemung Canal Trust Company and John R. Battersby, Jr., Executive Vice President Treasurer & CFO.  Filed as Exhibit 10.8 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference*.

10.9
Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President.  Filed as Exhibit 10.9 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference.*

10.11
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Richard G. Carr, Executive Vice President.  Filed as Exhibit 10.11 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference.*

10.12
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President.  Filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference.*

10.14
Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division.  Filed as Exhibit 10.14 to Registrant’s Form 10-Q filed with the SEC on May 13, 2011 and incorporated herein by reference.*

10.15
Settlement Agreement and Waiver and Release dated July 5, 2011 between Chemung Financial Corporation, Chemung Canal Trust Company and Peter D. Cureau.  Filed as Exhibit 10.15 to Registrant’s Form 10-Q on November 14, 2011 and incorporated herein by reference.*

10.16
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer.  Filed herewith and incorporated herein by reference*.

	21	Subsidiaries of the Registrant.
	23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.
	31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.
	32.2	Certification of Treasurer and Chief Finance Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.
	101.INS	Instance Document
	101.SCH	XBRL Taxonomy Schema
	101.CAL	XBRL Taxonomy Calculation Linkbase
	101.DEF	XBRL Taxonomy Definition Linkbase
	101.LAB	XBRL Taxonomy Label Linkbase
	101.PRE	XBRL Taxonomy Presentation Linkbase
	*	Indicates material compensatory plan or arrangement.