Form 10-Q
period 2012-03-31
CHEMUNG FINANCIAL CORP
filed 2012-05-14
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2012
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on April 30, 2012 was 4,574,239.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	MARCH 31, 2012	DECEMBER, 31, 2011
ASSETS
Cash and due from financial institutions	$27,311,509	$28,204,699
Interest-bearing deposits in other financial institutions	83,202,900	24,697,154
Total cash and cash equivalents	110,514,409	52,901,853

Trading assets, at fair value	254,243	294,381
Securities available for sale, at estimated fair value	259,449,877	280,869,810
Securities held to maturity, estimated fair value of $8,206,472 at March 31, 2012 and $9,175,956 at December 31, 2011	7,446,817	8,311,921
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,435,800	5,509,350
Loans, net of deferred origination fees and costs, and unearned income	803,033,067	796,915,177
Allowance for loan losses	(10,283,289)	(9,659,320)
Loans, net	792,749,778	787,255,857

Loans held for sale	825,850	395,427
Premises and equipment, net	24,976,937	24,762,405
Goodwill	21,824,443	21,983,617
Other intangible assets, net	5,906,400	6,190,540
Bank owned life insurance	2,646,629	2,625,104
Other assets	22,463,763	25,159,322

Total assets	$1,254,494,946	$1,216,259,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$272,055,263	$258,835,961
Interest-bearing	766,650,126	739,656,878
Total deposits	1,038,705,389	998,492,839

Securities sold under agreements to repurchase	34,998,443	37,106,842
Federal Home Loan Bank term advances	43,227,341	43,343,918
Accrued interest payable	675,784	800,148
Dividends payable	1,143,923	1,141,081
Other liabilities	6,915,320	9,445,319
Total liabilities	1,125,666,200	1,090,330,147

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2012 and December 31, 2011	53,101	53,101
Additional-paid-in capital	45,556,436	45,582,861
Retained earnings	103,099,510	100,628,900
Treasury stock, at cost (734,887 shares at March 31, 2012; 741,003 shares at December 31, 2011)	(18,734,217)	(18,894,044)
Accumulated other comprehensive income (loss)	(1,146,084)	(1,441,378)

Total shareholders' equity	128,828,746	125,929,440

Total liabilities and shareholders' equity	$1,254,494,946	$1,216,259,587

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,	March 31,
Interest and dividend income:	2012	2011
Loans, including fees	$11,670,912	$8,575,343
Taxable securities	1,486,351	1,248,586
Tax exempt securities	340,622	315,423
Interest-bearing deposits	41,782	39,727
Total interest and dividend income	13,539,667	10,179,079

Interest expense:
Deposits	927,983	1,027,365
Borrowed funds	313,039	234,425
Securities sold under agreements to repurchase	282,772	371,099
Total interest expense	1,523,794	1,632,889
Net interest income	12,015,873	8,546,190
Provision for loan losses	477,305	125,000
Net interest income after provision for loan losses	11,538,568	8,421,190

Other operating income:
Wealth management group fee income	1,775,576	1,615,691
Service charges on deposit accounts	991,880	983,078
Net gain on securities transactions	297,169	193,398
Other-than-temporary loss on investment securities:
Total impairment losses	-	-
Loss recognized in other comprehensive income	-	-
Net impairment loss recognized in earnings	-	-
Net gain on sales of loans held for sale	65,340	46,932
Casualty gains	758,857	-

Income from bank owned life insurance	21,525	21,587
Other	986,510	1,486,806
Total other operating income	4,896,857	4,347,492

Other operating expenses:
Salaries and wages	4,492,675	3,923,505
Pension and other employee benefits	1,289,940	1,043,107
Net occupancy expenses	1,294,877	1,174,042
Furniture and equipment expenses	518,366	497,447
Data processing expense	1,077,483	861,813
Amortization of intangible assets	284,140	176,503
Marketing and advertising expense	289,239	212,555
Losses on sales of other real estate owned	6,459	1,671
Other real estate owned expenses	43,479	27,223
FDIC insurance	226,631	252,395
Merger related expenses	4,545	1,036,072
Other	1,394,512	1,237,305
Total other operating expenses	10,922,346	10,443,638

Income before income tax expense	5,513,079	2,325,044
Income tax expense	1,898,546	660,029
Net income	$3,614,533	$1,665,015

Weighted average shares outstanding	4,642,012	3,624,434

Basic and diluted earnings per share	$0.78	$0.46

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net income	$3,614,533	$1,665,015

Other comprehensive income
Unrealized holding gains on securities available for sale	514,361	747,372
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	-	-
Reclassification adjustment gains realized in net income	(297,169)	(193,398)
Net unrealized gains	217,192	553,974
Less: Tax effect	115,666	214,310
Net of tax amount	101,526	339,664

Change in funded status of defined benefit pension plan and other benefit plans	314,763	154,699
Less: Tax effect	120,995	59,847
Net of tax amount	193,768	94,852

Total other comprehensive income	295,294	434,516

Comprehensive income	$3,909,827	$2,099,531

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563

Net income	-	-	1,665,015	-	-	1,665,015
Other comprehensive income	-	-	-	-	434,516	434,516

Restricted stock awards	-	6,254	-	-	-	6,254
Restricted stock units for directors' deferred compensation plan	-	24,968	-	-	-	24,968
Cash dividends declared ($.25 per share)	-	-	(891,403)	-	-	(891,403)
Distribution of 10,378 shares of treasury stock for directors’ compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee compensation	-	(6,140)	-	61,140	-	55,000
Distribution of 286 shares of treasury stock for deferred directors’ compensation	-	(7,363)	-	7,310		(53)
Distribution of 2,300 shares of treasury stock for employee restricted stock awards	-	(7,498)	-	58,788	-	51,290
Balances at March 31, 2011	$43,001	$21,998,512	$95,181,232	$(18,774,155)	$536,991	$98,985,581

Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440

Net income	-	-	3,614,533	-	-	3,614,533
Other comprehensive income	-	-	-	-	295,294	295,294

Restricted stock awards	-	15,922	-	-	-	15,922
Restricted stock units for directors' deferred compensation plan	-	21,340	-	-	-	21,340
Cash dividends declared ($.25 per share)	-	-	(1,143,923)	-		(1,143,923)
Distribution of 10,238 shares of treasury stock for directors' compensation	-	(28,121)	-	261,069	-	232,948
Distribution of 3,453 shares of treasury stock for employee compensation	-	(8,052)	-	88,052	-	80,000

Distribution of 1,079 shares of treasury stock for employee restricted stock awards	-	(27,514)	-	27,514	-	-
Purchase of 8,654 shares of treasury stock	-	-	-	(216,808)	-	(216,808)

Balances at March 31, 2012	$53,101	$45,556,436	$103,099,510	$(18,734,217)	$(1,146,084)	$128,828,746

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$3,614,533	$1,665,015
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	284,140	176,503
Provision for loan losses	477,305	125,000
Depreciation and amortization of fixed assets	740,442	704,659
Amortization of premiums on securities, net	415,183	195,308
Gains on sales of loans held for sale, net	(65,340)	(46,932)
Proceeds from sales of loans held for sale	2,345,590	2,325,959
Loans originated and held for sale	(2,710,673)	(1,819,218)
Net losses on sale of other real estate owned	6,459	1,671
Net gains on trading assets	(13,122)	(8,793)
Net gains on securities transactions	(297,169)	(193,398)

Proceeds from sales of trading assets	72,646	-
Purchase of trading assets	(19,386)	(227,287)
Decrease (increase) in other assets	2,329,896	(414,556)
Decrease in prepaid FDIC assessment	207,849	234,174
Decrease in accrued interest payable	(124,364)	(81,239)
Expense related to restricted stock units for directors' deferred compensation plan	21,340	24,968
Expense related to employee stock compensation	80,000	55,000
Expense related to employee stock awards	15,922	6,254
Decrease in other liabilities	(2,218,951)	(1,831,697)
Income from bank owned life insurance	(21,525)	(21,587)

Net cash provided by operating activities	5,140,775	869,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	52,579,688	50,170,898
Proceeds from maturities and principal collected on securities available for sale	6,881,564	8,404,592
Proceeds from maturities and principal collected on securities held to maturity	1,090,104	172,790
Purchases of securities available for sale	(37,942,141)	(69,419,853)
Purchases of securities held to maturity	(225,000)	(1,973,274)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(1,550)	-
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	75,100	121,900
Purchases of premises and equipment	(954,974)	(238,718)
Proceeds from sales of other real estate owned	34,555	36,809
Net (increase) decrease in loans	(5,695,251)	1,139,806

Net cash provided (used) by investing activities	15,842,095	(11,585,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	54,238,429	32,078,587
Net decrease in time deposits and individual retirement accounts	(14,025,878)	(217,109)
Net decrease in securities sold under agreements to repurchase	(2,108,399)	(2,863,867)
Repayments of Federal Home Loan Bank long term advances	(116,577)	-
Purchase of treasury stock	(216,808)	-

Cash dividends paid	(1,141,081)	(881,203)
Net cash provided by financing activities	36,629,686	28,116,408
Net increase in cash and cash equivalents	57,612,556	17,401,162
Cash and cash equivalents, beginning of period	52,901,853	60,619,777
Cash and cash equivalents, end of period	$110,514,409	$78,020,939
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,648,158	$1,714,128
Income Taxes	$875	$309,686
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$116,800	$-
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

The data in the consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements in the Corporation's 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2012.  That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2011 Annual
Report on Form 10-K.  Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of March 31, 2012 and December 31, 2011, and results of operations for the three-month periods ended March 31, 2012 and 2011, and changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2012 and 2011. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2.           Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share as they are earned.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.
Restricted stock awards are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,642,012 and 3,624,434 weighted average shares outstanding for the three-month periods ended March 31, 2012 and 2011, respectively.  There were no dilutive common stock equivalents during the three-month periods ended March 31, 2012 or 2011.

3.           Adoption of New Accounting Standards

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition, but the additional disclosures are included in Note 4.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15,
2011.  In connection with the adoption of this amendment, the Corporation changed the presentation of the statement of comprehensive income for the Corporation to two consecutive statements instead of presenting it as part of the consolidated statements of shareholder’s equity.

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values of securities available for sale are usually determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities'
relationship to other benchmark quoted securities (Level 2 inputs).

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

Trading Assets:  The fair values of trading assets are determined by quoted market prices (Level 1 inputs).

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.
Impaired loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.
Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned (“OREO”) are performed by certified general appraisers (for commercial properties) or certified residential appraisers
(for residential properties) whose qualifications and licenses have been reviewed and verified by the
Corporation.  Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are generally completed within the previous 12 month period prior to a property being placed into OREO.  On impaired loans, appraisals are adjusted based on the age of the appraisal, the position of the lien, the type of the property and its condition.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at March 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$136,695,868	$35,563,500	$99,132,368	$-
Mortgage-backed securities, residential	45,957,281	-	45,957,281	-
Obligations of states and political subdivisions	45,542,316	-	45,542,316	-
Collateralized mortgage obligations	6,487,629	-	6,487,629	-
Corporate bonds and notes	13,830,673	-	13,830,673	-
SBA loan pools	1,906,290	-	1,906,290	-
Trust Preferred securities	2,364,804	-	2,018,594	346,210
Corporate stocks	6,665,016	5,975,014	690,002	-
Total available for sale securities	$259,449,877	$43,538,514	$215,565,153	$346,210

Trading assets	$254,243	$254,243	$-	$-

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$152,079,770	$35,950,000	$116,129,770	$-
Mortgage-backed securities, residential	50,766,604	-	50,766,604	-
Obligations of states and political subdivisions	46,512,971	-	46,512,971	-
Trust Preferred securities	2,310,066	-	2,015,156	294,910
Corporate bonds and notes	13,684,199	-	13,684,199	-
Collateralized mortgage obligations	7,536,753	-	7,536,753	-
SBA loan pools	1,949,606	-	1,949,606	-
Corporate stocks	6,029,841	5,339,839	690,002	-
Total available for sale securities	$280,869,810	$41,289,839	$239,285,061	$294,910

Trading assets	$294,381	$294,381	$-	$-

There were no transfers between Level 1 and Level 2 during the three-month period ending March 31, 2012 or the year ending December, 31, 2011.

The significant unobservable inputs used in the fair value measurement of the Corporation’s collateralized debt obligations are probabilities of specific-issuer defaults and deferrals and specific-
issuer recovery assumptions.  Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement.
Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.  The Corporation treats all interest payment deferrals as defaults and assumes no recoveries on defaults.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ending March 31, 2012 and 2011:

	Fair Value Measurement three-months ended March 31, 2012 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement three-months ended March 31, 2011 Using Significant Unobservable Inputs (Level 3)
Investment Securities Available for Sale
Beginning balance	$294,910	$334,585
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	-
Included in other comprehensive income	51,300	14,450
Transfers in and/or out of Level 3	-	-
Ending balance March 31	$346,210	$349,035

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at March 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$872,053	$-	$-	$872,053
Commercial mortgages:		-	-
Other	1,161,125	-	-	1,161,125
Total Impaired Loans	$2,033,178	$-	$-	$2,033,178

Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$218,040	$-	$-	$218,040
Commercial mortgages:
Other	366,760	-	-	366,760
Residential mortgages	358,600	-	-	358,600
Consumer loans:
Home equity lines & loans	36,600	-	-	36,600
Total Other real estate owned, net	$980,000	$-	$-	$980,000

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$831,601	$-	$-	$831,601
Commercial mortgages:		-	-
Other	3,321,838	-	-	3,321,838
Total Impaired Loans	$4,153,439	$-	$-	$4,153,439

Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$218,040	$-	$-	$218,040
Commercial mortgages:
Other	366,760	-	-	366,760
Residential mortgages	276,355	-	-	276,355
Consumer loans:
Home equity lines & loans	36,600	-	-	36,600
Total Other real estate owned, net	$897,755	$-	$-	$897,755

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,838,542 with a valuation allowance of $1,805,364 as of
March 31, 2012, resulting in no additional provision for loan losses for the three month period ending
March 31, 2012.  Impaired loans had a carrying amount of $6,095,645, with a valuation allowance of
$1,942,206 as of December 31, 2011, resulting in a $958,333 provision for loan losses for the year ending December 31, 2011.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $980,000 at March 31, 2012.  The net carrying amount reflects the outstanding balance of
$1,091,407 net of a valuation allowance of $111,407 at March 31, 2012 and no write downs resulted for the three-month period ending March 31, 2012.  OREO had a net carrying amount of $897,755 at
December 31, 2011.  The net carrying amount reflects the outstanding balance of $1,009,162 net of a valuation allowance of $111,407 at December 31, 2011, which resulted in write downs of $12,120 for the year ending December 31, 2011.

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2012 and
December 31, 2011, are as follows:

	Fair Value Measurements at March 31, 2012 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$27,312	$27,312	$-	-	$27,312
Interest-bearing deposits in other financial institutions	83,203	80,325	2,878	-	83,203
Trading assets	254	254	-	-	254
Securities available for sale	259,450	43,539	215,565	346	259,450
Securities held to maturity	7,447	-	8,206	-	8,206
Federal Home Loan and Federal Reserve Bank stock	5,436	-	-	-	N/A
Net loans	792,750	-	-	813,736	813,736
Loans held for sale	826	-	826	-	826
Accrued interest receivable	4,382	730	1,315	2,330	4,382

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	775,741	775,741	-	-	775,741
Time deposits	262,965	-	264,977	-	264,977
Securities sold under agreements to repurchase	34,998	-	37,621	-	37,621
Federal Home Loan Bank advances	43,227	-	46,055	-	46,055
Accrued interest payable	676	10	686	-	676
Dividends payable	1,144	1,144	-	-	1,144

	December 31, 2011
Financial assets:	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$28,205	$28,205
Interest-bearing deposits in other financial institutions	24,697	24,697
Trading assets	294	294
Securities available for sale	280,870	280,870
Securities held to maturity	8,312	9,176
Federal Home Loan and Federal Reserve Bank stock	5,509	N/A
Net loans	787,256	805,760
Loans held for sale	395	395
Accrued interest receivable	3,882	3,882

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	721,503	721,503
Time deposits	276,990	279,441
Securities sold under agreements to repurchase	37,107	40,019
Federal Home Loan Bank advances	43,344	46,603
Accrued interest payable	800	800
Dividends payable	1,141	1,141
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

The methods and assumptions used to estimate fair value are described as follows:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in ninety days or less, the carrying value approximates fair value of which non interest-bearing deposits are classified as Level 1 and interest-
bearing deposits with the FHLB and FRB are classified as Level 1, and time deposits are classified as
Level 2.

FHLB and FRB Stock

It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions on its transferability.

Loans Receivable

For variable-rate loans that reprice frequently, fair values approximate carrying values.  The fair values for other loans are estimated through discounted cash flow analysis using interest rates currently being offered for loans with similar terms and credit quality.  Loans are classified as Level 3.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.  Loans held for sale are classified as Level 2.

Deposits

The fair values disclosed for demand deposits, savings accounts and money market accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying values) and classified as Level 1.

The fair value of certificates of deposits is estimated using a discounted cash flow approach that applies interest rates currently being offered on certificates to a schedule of the weighted-average expected monthly maturities and classified as Level 2.

Securities Sold Under Agreements to Repurchase (Repurchase Agreements)

These instruments bear both variable and fixed rates of interest.  Therefore, the carrying value approximates fair value for the variable rate instruments and the fair value of fixed rate instruments is based on discounted cash flows to maturity.  These are classified as Level 2.

Federal Home Loan Bank Advances

These instruments bear a stated rate of interest to maturity and, therefore, the fair value is based on discounted cash flows to maturity and classified as Level 2.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

5.           Goodwill and Intangible Assets

The changes in goodwill included in the core banking segment during the periods ending March 31,
2012 and 2011 were as follows:

	2012	2011
Beginning of year	$21,983,617	$9,872,375
Adjustment of Acquired goodwill	(159,174)	-
March 31,	$21,824,443	$9,872,375

Acquired intangible assets were as follows at March 31, 2012 and December 31, 2011:

	At March 31, 2012		At December 31, 2011
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$1,373,084	$3,819,798	$1,213,118
Other customer relationship intangibles	6,063,423	2,603,737	6,063,423	2,479,563
Total	$9,883,221	$3,976,821	$9,883,221	$3,692,681

Aggregate amortization expense was $284,140 and $176,503 for the three-month periods ended March 31, 2012 and 2011, respectively.

The remaining estimated aggregate amortization expense at March 31, 2012 is listed below:

Year	Estimated Expense
2012	$762,580
2013	876,524
2014	777,801
2015	681,176
2016	607,713
2017 and thereafter	2,200,606
Total	$5,906,400

6.           Accumulated Other Comprehensive Income

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the accumulated other comprehensive income balance, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at March 31, 2012
Unrealized gains on securities available for sale	$7,987,055	$101,526	$8,088,581
Unrealized loss on pension plans and other benefit plans	(9,428,433)	193,768	(9,234,665)
Total	$(1,441,378)	$295,294	$(1,146,084)

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

8.           Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$134,096,396	$2,660,433	$60,961	$136,695,868
Mortgage-backed securities, residential	43,370,865	2,586,416	-	45,957,281
Collateralized Mortgage obligations	6,363,526	126,984	2,881	6,487,629
Obligations of states and political subdivisions	43,831,193	1,719,743	8,620	45,542,316
Corporate bonds and notes	13,448,409	432,568	50,304	13,830,673
SBA loan pools	1,871,925	34,365	-	1,906,290
Trust Preferred securities	2,540,204	134,035	309,435	2,364,804
Corporate stocks	788,013	5,878,972	1,969	6,665,016
Total	$246,310,531	$13,573,516	$434,170	$259,449,877

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$149,140,715	$3,022,726	$83,671	$152,079,770
Mortgage-backed securities, residential	48,129,271	2,637,334	-	50,766,605
Collateralized mortgage obligations	7,412,470	135,603	11,321	7,536,753
Obligations of states and political subdivisions	44,561,789	1,954,265	3,083	46,512,971
Corporate bonds and notes	13,461,675	418,969	196,446	13,684,198
SBA loan pools	1,915,419	34,187	-	1,949,606
Trust preferred securities	2,538,286	132,516	360,735	2,310,066
Corporate stocks	788,030	5,246,655	4,844	6,029,841
Total	$267,947,655	$13,582,255	$660,100	$280,869,810

Amortized cost and estimated fair value of securities held to maturity are as follows:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$7,446,817	$759,655	$-	$8,206,472

Total	$7,446,817	$759,655	$-	$8,206,472

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Obligations of states and political subdivisions	$8,311,921	$864,035	$-	$9,175,956

Total	$8,311,921	$864,035	$-	$9,175,956

The amortized cost and estimated fair value of debt securities are shown by expected maturity.
Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

	March 31, 2012
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$40,873,174	$41,400,512	$2,083,170	$2,103,820
After One, But Within Five Years	156,409,760	162,127,467	3,586,148	3,953,357
After Five, But Within Ten Years	44,820,918	46,015,553	1,777,499	2,149,295
After Ten Years	3,418,666	3,241,330	-	-
Total	$245,522,518	$252,784,861	$7,446,817	$8,206,472

Proceeds from sales of securities available for sale that resulted in realized gains were $ 25,679,688 and
$25,170,898 for the three months ended March 31, 2012 and 2011, respectively.  Gross gains of
$297,169 and $193,398 were realized on these sales during the first quarter of 2012 and 2011, respectively.  There were no calls of securities available for sale that resulted in gains for the three months ended March 31, 2012 and 2011.  There were no gross losses from calls or sales of securities during the three months ended March 31, 2012 and March 31, 2011.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at March 31, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$55,431,000	$60,961	$-	$-	$55,431,000	$60,961
Collateralized mortgage obligations	1,256,943	2,881	-	-	1,256,943	2,881
Obligations of states and political subdivisions	1,059,454	8,620	-	-	1,059,454	8,620
Corporate bonds and notes	992,891	36,123	757,235	14,181	1,750,126	50,304
Trust preferred securities	-	-	346,210	309,435	346,210	309,435
Corporate stocks	-	-	1,669	1,969	1,669	1,969
Total temporarily impaired securities	$58,740,288	$108,585	$1,105,114	$325,585	$59,845,402	$434,170

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$27,365,920	$83,671	$-	$-	$27,365,920	$83,671
Collateralized mortgage obligations	2,546,461	11,321	-	-	2,546,461	11,321
Obligations of states and political subdivisions	947,203	3,083	-	-	947,203	3,083
Corporate bonds and notes	5,261,074	196,446	-	-	5,261,074	196,446
Trust preferred securities	-	-	294,910	360,735	294,910	360,735
Corporate stocks	1,669	1,969	47,117	2,875	48,786	4,844
Total temporarily impaired securities	$36,122,327	$296,490	$342,027	$363,610	$36,464,354	$660,100

Other-Than-Temporary Impairment

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

As of March 31, 2012, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on these securities.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.  One of these securities has been previously written down through the income statement to an amount considered to be immaterial to the financial statements.  Therefore management is no longer analyzing this security for further impairment.

Our analysis of these investments includes a $629 thousand book value collateralized debt obligation
("CDO") which is a pooled trust preferred security. This security was rated high quality at inception, but at March 31, 2012 Moody's rated this security as Caa3, which is defined as substantial risk of default.
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

Upon completion of the March 31, 2012 analysis, our model indicated no additional other-than-
temporary impairment on the TPREF Funding II security.  This security remained classified as available for sale and represented $300 thousand of the unrealized losses reported at March 31, 2012.  Payments continue to be made as agreed on this security.

When conducting the March 31, 2012 analysis, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters'
analysis.  The analysis indicated no further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams.  Additionally, to estimate fair value the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the security based on current market conditions and interest rates.  This comparison indicated an increase in value based on factors other than credit which resulted in a gain reported in other comprehensive income.  Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore, the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total other-than-temporary impairment recognized in accumulated other comprehensive income was $188,878 and $228,598 for securities available for sale at March 31, 2012 and March 31,
2011, respectively.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the three-month periods ending March 31, 2012 and 2011:

	2012	2011
Beginning balance, January 1,	$3,506,073	$3,438,673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, March 31,	$3,506,073	$3,438,673

9.           Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$138,265,330	$142,209,279
Commercial mortgages	276,270,702	264,589,013
Residential mortgages	192,548,256	193,599,853
Indirect consumer loans	96,660,998	97,165,447
Consumer loans	99,287,781	99,351,585
	$803,033,067	$796,915,177

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

The following tables present activity in the allowance for loan losses by portfolio segment for the three-
month periods ending March 31, 2012 and March 31, 2011 and by loans originated by the Corporation
(referred to as “Legacy” loans) and loans acquired in the FOFC merger completed on April 8, 2011
(referred to as “Acquired” loans).  The Acquired loan allowance represents any valuation allowances established after acquisition for decreases in cash flows expected to be collected on loans acquired with deteriorated credit quality:

Legacy Loans	Three Months Ended March 31, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320
Charge Offs:	-	-	(14,340)	(158,319)	-	(172,659)
Recoveries:	172,603	10,235	-	61,983	-	244,821
Net charge offs	172,603	10,235	(14,340)	(96,336)	-	72,162
Provision	(179,519)	373,248	121,943	4,040	(69,712)	250,000
Ending balance	$3,136,457	$2,953,632	$1,417,252	$2,100,433	$373,708	$9,981,482

Acquired loans	Three Months Ended March 31, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$-	$-	$-	$-	$-	$-
Reclassification of acquired loan discount	73,228	50,332	-	-	-	123,560
Charge Offs:	-	(49,057)			-	(49,057)
Recoveries:	-	-	-	-	-	-
Net charge offs	-	(49,057)	-	-	-	(49,057)
Provision	151,708	75,597	-	-	-	227,305
Ending balance	$224,936	$76,872	$-	$-	$-	$301,807

	Three Months Ended March 31, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131
Charge Offs:	-	(3,764)	-	(206,911)	-	(210,675)
Recoveries:	110,589	9,629	14,479	43,797	-	178,494
Net charge offs	110,589	5,865	14,479	(163,114)	-	(32,181)
Provision	273,312	76,262	49,955	(139,596)	(134,933)	125,000
Ending balance	$2,572,200	$2,657,185	$1,366,214	$2,424,312	$641,040	$9,590,951

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2012 and December 31, 2011.
The recorded investment excludes loans acquired in the FOFC merger except those loans acquired with deteriorated credit quality:

	March 31, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,492,310	$313,054	$-	$-	$-	$1,805,364
Collectively evaluated for impairment	1,644,147	2,640,578	1,417,252	2,100,433	373,708	8,176,118
Acquired with deteriorated credit quality	224,936	76,871	-	-	-	301,807
Total ending allowance balance	$3,361,393	$3,030,503	$1,417,252	$2,100,433	$373,708	$10,283,289

	December 31, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,528,651	$413,555	$-	$-	$-	$1,942,206
Collectively evaluated for impairment	1,614,722	2,156,594	1,309,649	2,192,729	443,420	7,717,114
Total ending allowance balance	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320

	March 31, 2012
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,470,586	$2,190,967	$142,730	$59,568	$4,863,851
Loans collectively evaluated for impairment	112,831,940	190,351,054	175,166,488	190,478,832	$668,828,314
Acquired with deteriorated credit quality	1,275,293	10,613,740	231,246	-	12,120,279
Total ending loans balance	$116,577,819	$203,155,761	$175,540,464	$190,538,400	$685,812,444

	December 31, 2011
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$5,275,043	$4,603,563	$179,337	$-	$10,057,943
Loans collectively evaluated for impairment	111,532,413	169,658,759	175,405,950	190,904,630	647,501,752
Total ending loans balance	$116,807,456	$174,262,322	$175,585,287	$190,904,630	$657,559,695

The following tables present loans individually evaluated for impairment recognized by class of loans as of
March 31, 2012 and December 31, 2011, the average recorded investment and interest income recognized by class of loans as of the three-month periods ending March 31, 2012 and 2011:

	March 31, 2012			December 31, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$105,834	$-	$105,947	$2,914,401	$-	$2,914,776
Commercial mortgages:
Construction	10,454	-	10,454	10,454	-	10,454
Other	706,200	-	706,172	862,815	-	860,648
Residential mortgages	142,730	-	142,730	178,925	-	179,337
Consumer loans:
Home equity lines & loans	58,823	-	59,568	-	-	-

With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	2,364,363	1,492,310	2,364,639	2,360,252	1,528,651	2,360,267
Commercial mortgages:
Construction	8,295	8,295	8,295	8,295	8,295	8,295
Other	1,465,884	304,759	1,466,046	3,727,097	405,260	3,724,166
Total	$4,862,583	$1,805,364	$4,863,851	$10,062,239	$1,942,206	$10,057,943

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$1,510,362	$-	$3,165,465	$8,426
Commercial mortgages:
Construction	10,454	-	31,460	-
Other	783,410	-	3,434,129	-
Residential mortgages	161,034	-	357,510	2,374
Consumer loans:
Home equity lines & loans	29,784	1,166	-	-
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	2,362,453	-	43, 715	-

Commercial mortgages:
Construction	8,295	-	35,551	-
Other	2,595,105	-	766,573	-
Total	$7,460,897	$1,166	$7,834,403	$10,800

The following table presents the recorded investment in non accrual and loans past due over 90 days still on accrual by class of loans as of the periods ending March 31, 2012 and December 31, 2011.  This table includes loans acquired in the FOFC merger, except those loans with evidence of credit deterioration at the time of the merger.

	March 31, 2012		December 31, 2011
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural:
Commercial & industrial	$2,823,621	$7,847	$5,611,805	$-
Commercial mortgages
Construction	427,729	6,274,564	18,749	7,295,104
Other	2,412,214	-	4,778,384	-
Residential mortgages	2,588,711	-	2,611,096	-
Consumer loans
Credit cards	-	11,582	-	9,053
Home equity lines & loans	417,776	-	455,418	-
Indirect consumer loans	102,402	-	22,287	-
Other direct consumer loans	10,596	-	113,349	-
Total	$8,783,049	$6,293,993	$13,611,088	$7,304,157

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of
March 31, 2012 and December 31, 2011 and by loans originated by the Corporation (referred to as “Legacy” loans) and loans acquired in the
FOFC merger (referred to as “Acquired” loans):

	March 31, 2012
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$83,304	$211,650	$167,318	$462,272	$-	$114,534,498	$114,996,770
Agricultural	-	-	-	-	-	305,755	305,755
Commercial mortgages:
Construction	-	10,454	8,295	18,749	-	17,321,744	17,340,493
Other	-	-	701,830	701,830	-	174,499,698	175,201,528
Residential mortgages	1,323,511	173,740	867,608	2,364,859	-	172,944,360	175,309,219
Consumer loans:
Credit cards	7,789	5,800	11,582	25,171	-	1,756,861	1,782,032
Home equity lines & loans	358,087	17,579	173,659	549,325	-	76,404,286	76,953,611
Indirect consumer loans	335,143	46,448	73,560	455,151	-	96,515,998	96,971,149
Other direct consumer loans	10,998	21,729	435	33,162	-	14,798,446	14,831,608
Total	$2,118,832	$487,400	$2,004,287	$4,610,519	$-	$669,081,646	$673,692,165

	March 31, 2012
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$438,004	$24,476	$249,984	$712,464	$1,275,293	$22,654,930	$24,642,687
Commercial mortgages:
Construction	-	-	6,683,544	6,683,544	1,199,658	2,498,382	10,381,584
Other	-	-	239,996	239,996	9,414,082	63,195,237	72,849,315
Residential mortgages	2,723,725	-	265,851	2,989,576	231,246	14,556,417	17,777,239
Consumer loans:
Home equity lines & loans	-	-	-	-	-	5,915,875	5,915,875
Other direct consumer loans	-	701	-	701	-	122,048	122,749
Total	$3,161,729	$25,177	$7,439,375	$10,626,281	$12,120,279	$108,942,889	$131,689,449

	December 31, 2011
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$4,571	$10,940	$2,920,906	$2,936,417	$-	$113,612,941	$116,549,358
Agricultural	-	-	-	-	-	258,098	258,098
Commercial mortgages:
Construction	-	-	-	-	-	7,383,731	7,383,731
Other	82,986	-	2,977,010	3,059,996	-	163,818,595	166,878,591
Residential mortgages	1,418,234	293,337	1,221,056	2,932,627	-	172,652,660	175,585,287
Consumer loans:
Credit cards	3,660	8,031	9,053	20,744	-	1,934,471	1,955,215
Home equity lines & loans	368,556	27,717	212,573	608,846	-	76,280,502	76,889,348
Indirect consumer loans	597,180	75,817	85,763	758,760	-	96,781,480	97,540,240
Other direct consumer loans	21,876	10,243	9,644	41,763	-	14,478,064	14,519,827
Total	$2,497,063	$426,085	$7,436,005	$10,359,153	$-	$647,200,542	$657,559,695

	December 31, 2011
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$275,121	$82,677	$195,687	$553,485	$1,499,141	$25,335,874	$27,388,500
Commercial mortgages:
Construction	-	418,518	7,295,104	7,713,622	2,022,149	2,715,270	12,451,041
Other	-	-	193,570	193,570	11,063,483	65,836,938	77,093,991
Residential mortgages	405,087	62,017	84,083	551,187	226,937	17,753,898	18,532,022
Consumer loans:
Home equity lines & loans	-	-	-	-	-	6,168,831	6,168,831
Other direct consumer loans	171	-	-	171	-	147,439	147,610
Total	$680,379	$563,212	$7,768,444	$9,012,035	$14,811,710	$117,958,250	$141,781,995

Troubled Debt Restructurings:

The Corporation has $66 thousand of allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings which are included in non-accrual loans as of March 31,
2012.  The Corporation had $218 thousand allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings which are included in non-accrual loans as of
December 31, 2011.  The Corporation has not committed to lend any additional amounts as of March 31,
2012 or December 31, 2011 to customers with outstanding loans that are classified as trouble debt restructurings.

During the three months ended March 31, 2012, one loan in the amount of $59 thousand was modified as a troubled debt restructuring by the Corporation.  The modification of the terms of this loan included an extension of the maturity date.  Additionally, there were no payment defaults on any loans previously modified as troubled debt restructurings within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Based on the analysis’s performed as of March 31, 2012 and December 31, 2011, the risk category of the recorded investment of loans by class of loans is as follows:

	March 31, 2012
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$96,287,427	$13,885,755	$2,833,733	$1,989,855
Agricultural	-	305,755	-	-	-
Commercial mortgages:
Construction	-	16,358,450	205,050	776,993	-
Other	-	159,594,079	10,130,408	5,060,046	416,995
Residential mortgages	172,986,984	-	-	2,322,235	-
Consumer loans:
Credit cards	1,782,032	-	-	-	-
Home equity lines & loans	76,476,267	-	-	477,344	-
Indirect consumer loans	96,886,193	-	-	84,956	-
Other direct consumer loans	14,820,994	-	-	10,614	-
Total	$362,952,470	$272,545,711	$24,221,213	$11,565,921	$2,406,850

	March 31, 2012
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	22,421,797	$1,275,293	$568,085	$284,941	$92,571
Commercial mortgages
Construction	-	1,019,952	1,199,658	6,562,664	1,599,310	-
Other	-	60,091,719	9,414,082	476,760	2,673,184	193,570
Residential mortgages	17,401,243	-	231,246	-	144,750	-
Consumer loans
Home equity lines & loans	5,915,875	-	-	-	-	-
Other direct consumer loans	122,749	-	-	-	-	-
Total	$23,439,867	83,533,468	$12,120,279	$7,607,509	$4,702,185	$286,141

	December 31, 2011
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$93,923,356	$14,957,683	$4,139,413	$3,528,906
Agricultural	-	258,098	-	-	-
Commercial mortgages:
Construction	-	6,391,614	208,360	783,757	-
Other	-	152,435,884	6,503,087	7,423,514	516,106
Residential mortgages	173,120,292	-	-	2,464,995	-
Consumer loans:
Credit cards	1,955,215	-	-	-	-
Home equity lines & loans	76,432,196	-	-	457,152	-
Indirect consumer loans	97,426,891	-	-	113,349	-
Other direct consumer loans	14,497,795	-	-	22,032	-
Total	$363,432,389	$253,008,952	$21,669,130	$15,404,212	$4,045,012

	December 31, 2011
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$25,164,742	$1,499,141	$602,006	$24,635	$97,976
Commercial mortgages
Construction	-	1,790,731	2,022,149	7,447,661	1,190,500	-
Other	-	62,684,708	11,063,483	475,036	2,677,194	193,570
Residential mortgages	18,158,984	-	226,937	-	146,101	-
Consumer loans
Home equity lines & loans	6,168,831	-	-	-	-	-
Other direct consumer loans	147,610	-	-	-	-	-
Total	$24,475,425	$89,640,181	$14,811,710	$8,524,703	$4,038,430	$291,546

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
March 31, 2012 and December 31, 2011:

	March 31, 2012
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$172,986,359	$1,770,450	$76,535,835	$96,868,747	$14,820,994
Non-Performing	2,322,860	11,582	417,776	102,402	10,614
	175,309,219	1,782,032	76,953,611	96,971,149	14,831,608

Acquired Loans:
Performing	$17,511,388	$-	$5,915,875	$-	$122,749
Non-Performing	265,851	-	-	-	-
Total	$17,777,239	$-	$5,915,875	$-	$122,749

	December 31, 2011
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$173,120,292	$1,946,162	$76,432,196	$97,426,891	$14,497,878
Non-Performing	2,464,995	9,053	457,152	113,349	21,949
Total	$175,585,287	$1,955,215	$76,889,348	$97,540,240	$14,519,827

Acquired Loans:
Performing	$18,385,921	$-	$6,168,831	$-	$147,610
Non-Performing	146,101	-	-	-	-
Total	$18,532,022	$-	$6,168,831	$-	$147,610

Acquired loans include loans acquired with deteriorated credit quality.  The Corporation adjusted its estimates of future expected losses, cash flows, and renewal assumptions during the current year.  The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans from January 1,
2012 to March 31, 2012 (in thousands of dollars):

	Balance at December 31, 2011	Income Accretion	All Other Adjustments	Balance at March 31, 2012
Contractually required principal and interest	$21,261	$-	$(3,481)	$17,780
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,662)	-	440	(4,222)
Cash flows expected to be collected	16,599	-	(3,041)	13,558
Interest component of expected cash flows (accretable yield)	(1,844)	916	(489)	(1,417)
Fair value of loans acquired with deteriorating credit quality	$14,755	$916	$(3,530)	$12,141

10.           Components of Quarterly and Year-to-Date Net Periodic Benefit Costs

	Three Months Ended March 31,
	2012	2011
Qualified Pension
Service cost, benefits earned during the period	$323,351	$259,134
Interest cost on projected benefit obligation	406,110	392,956
Expected return on plan assets	(663,493)	(585,673)
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	3,464	7,470
Amortization of unrecognized net loss	330,568	169,113
Net periodic pension expense	$400,000	$243,000

Supplemental Pension
Service cost, benefits earned during the period	$8,692	$7,656
Interest cost on projected benefit obligation	12,773	13,443
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized net loss	4,980	2,366
Net periodic supplemental pension expense	$26,445	$23,465

Postretirement, Medical and Life
Service cost, benefits earned during the period	$8,750	$8,250
Interest cost on projected benefit obligation	18,000	18,750
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	(24,250)	(24,250)
Amortization of unrecognized net gain	-	-
Net periodic postretirement, medical and life expense	$2,500	$2,750

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

	Three Months Ended March 31, 2012
	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$12,012	$-	$4	$12,016
Provision for loan losses	477	-	-	477
Net interest income after provision for loan losses	11,535	-	4	11,539
Other operating income	3,076	1,776	45	4,897
Other operating expenses	8,929	1,810	183	10,922
Income or (loss) before income tax expense	5,682	(34)	(134)	5,514
Income tax expense (benefit)	1,982	(13)	(70)	1,899
Segment net income (loss)	$3,700	$(21)	$(64)	$3,615

Segment assets	$1,245,868	$5,687	$2,940	$1,254,495

	Three Months Ended March 31, 2011
	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$8,544	$-	$2	$8,546
Provision for loan losses	125	-	-	125
Net interest income after provision for loan losses	8,419	-	2	8,421
Other operating income	2,088	1,616	644	4,348
Other operating expenses	8,405	1,816	223	10,444
Income or (loss) before income tax expense	2,102	200	423	2,325
Income tax expense (benefit)	591	(78)	147	660
Segment net income (loss)	$1,511	$(122)	$276	$1,665

Segment assets	$977,553	$6,098	$3,115	$986,766

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

During January 2012, 10,238 shares were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $54 thousand related to this compensation was recognized during the first quarter of 2012.

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

A summary of restricted stock activity from December 31, 2011 to March 31, 2012 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2011	12,458	22.33
Granted	1,079	23.18
Vested	-	-
Forfeited or Cancelled	-	-
Nonvested at March 31, 2012	13,537	22.40

As of March 31, 2012, there was $283,012 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of
4.37 years.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three-month period ended March 31, 2012, with comparisons to the comparable period in 2011, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2012.  The results for the period ended March 31, 2012 are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-
looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  Statements regarding, among other things, the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-
looking statements. These statements can sometimes be identified by the Corporation's use of forward-
looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The
Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, competition, changes in law or the regulatory environment, including as a result of regulations or rules promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends.  Information concerning risks facing the Corporation can be found in our periodic filings with the Securities and Exchange Commission, including in our 2011 Annual Report on
Form 10-K.  These filings are available publicly on the SEC's website at http://www.sec.gov, on the
Corporation's website at http://www.chemungcanal.com or upon request from the Corporate Secretary at
(607) 737-3788.  Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI")
of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. The
Corporation assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  For the three-month period ended March 31, 2012, the
Corporation recognized no OTTI charges.

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

Financial Condition

Consolidated assets at March 31, 2012 totaled $1.254 billion, an increase of $38.2 million or 3.1% since
December 31, 2011.  The increase was principally due to a $58.5 million increase in interest-bearing deposits at other financial institutions and a $6.1 million increase in loans, net of deferred fees and costs and unearned income, offset in part by a $22.3 million decrease in the Corporation’s securities portfolio and a $2.7 million decrease in other assets.

As noted above, total loans, net of deferred fees and costs and unearned income increased $6.1 million or 0.8% from December 31, 2011 to March 31, 2012 as a $7.7 million increase in commercial loans
(including commercial mortgages) was offset by decreases in residential mortgages and total consumer loans totaling $1.1 million and $568 thousand, respectively.  The increase in commercial loans reflects a
$8.4 million increase in commercial loans at the Corporation’s Capital Bank offices acquired in April of last year, while the decrease in total consumer loans was due primarily to a $504 thousand decrease in indirect consumer installment loans, a $283 thousand decrease in other installment loans and a $183 thousand decrease in home equity balances, offset in part by a $402 thousand increase in revolving consumer credit.  During the first quarter of this year, approximately $2.3 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $212 thousand originated and sold to the State of New York Mortgage Agency.

The composition of the loan portfolio is summarized as follows:

	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$138,265,330	$142,209,279
Commercial mortgages	276.270,702	264,589,013
Residential mortgages	192,548,256	193,599,853
Indirect Consumer loans	96,660,998	97,165,447
Consumer loans	99,287,781	99,351,585
Total loans, net of deferred origination fees and cost, and unearned income	$803,033,067	$796,915,177

The available for sale segment of the securities portfolio totaled $259.4 million at March 31, 2012, a decrease of approximately $21.4 million or 7.6% from December 31, 2011. At amortized cost, the available for sale portfolio decreased $21.6 million, with unrealized appreciation related to the available for sale portfolio increasing $217 thousand.  The decrease was principally reflected in a $17.1 million decrease in federal agency bonds, as during the quarter, approximately $27.2 million of federal agency bonds were called or matured ($17.5 million of which occurred during the last three days of the quarter), offset by the purchase of a $10.0 million bond.  The decrease in the available for sale portfolio at amortized cost was additionally impacted by paydowns on mortgage-backed securities and collateralized mortgage obligations totaling approximately $5.8 million and a $1.6 million decrease in municipal bonds.  These decreases were partially offset by a $2.0 million increase in U.S. treasury bonds, as during the quarter a $27.5 million purchase was offset by the sale of a $25.5 million bond.  The held to maturity portion of the portfolio, consisting of local municipal obligations, decreased approximately $865 thousand from $8.3 million at December 31, 2011 to $7.4 million at March 31, 2012.

As noted above, interest-bearing deposits at other financial institutions increased $58.5 million since
December 31, 2011.  This increase was principally due to the significant increase in deposits as discussed below, along with the decrease in the securities portfolio, exceeding the growth in the loan portfolio.  With total cash and due from banks totaling $110.5 million at March 31, 2012, the
Corporation continues to maintain a strong liquidity position and the Corporation continues to evaluate alternative investment of these funds with caution given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

A $2.7 million decrease in other assets was due principally to a $2.4 million decrease in prepaid income taxes.

Since December 31, 2011, total deposits have increased $40.2 million or 4.0% to $1.039 billion, with public fund balances increasing $28.9 million and all other deposits increasing $11.3 million.  The increase in public fund deposits was due principally to increases in insured money market account
(“IMMA”) and NOW account balances totaling $15.4 million and $8.3 million, respectively, as well as a
$2.7 million increase in demand deposits and a $2.0 million increase in savings balances.  The increase in all other period-end deposits reflects an $18.9 million increase in IMMA balances, as well as increases in demand deposits and NOW accounts totaling $10.5 million and $5.5 million, respectively.
These increases were partially offset by a $14.5 million decrease in total time deposits and a $9.1 million decrease in savings balances.  Both the decrease in savings balances and the increase in IMMA accounts was impacted by an initiative to convert funds from the former Capital Bank tiered savings accounts into the Capital Bank Privilege IMMA account.

A $2.1 million decrease in securities sold under agreements to repurchase reflects maturities during the quarter, while a $2.5 million decrease in other liabilities was due in large part to the payment of escrowed real estate taxes during the quarter, as well as the payment of previously accrued compensation and benefits.

A $2.9 million increase in shareholders’ equity was primarily due to a $2.5 million increase in retained earnings as well as a $295 thousand increase in accumulated other comprehensive income.

Asset Quality

Non-Performing Loans

The recorded investment in non-performing loans at March 31, 2012 totaled $15.137 million compared to $20.915 million at year-end 2011, a decrease of $5.778 million.  Not included in the non-performing loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as purchased credit impaired (“PCI”) loans totaling $12.120 million at March 31, 2012, which are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30,
“Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in
Note 9 of the financial statements.  The decrease in non-performing loans was due to decreases in non-
accrual loans and loans 90 days or more past due totaling $4.828 million and $1.010 million, respectively, partially offset by a $60 thousand increase in accruing troubled debt restructurings
(“TDRs”).  The $4.828 million decrease in non-accrual loans was principally due to a $4.745 million decrease in non-accrual commercial loans, as during the quarter non-accrual commercial loans to one borrower were reduced $5.132 million from the receipt of funds under United States Department of
Agriculture (“USDA”) guarantees.  Other non-accrual commercial loans reported at December 31, 2011 were reduced by $220 thousand during the quarter.  These decreases were partially offset by the addition of four commercial loans totaling $607 thousand to non-accrual status during the quarter.  Additionally, during the quarter, non-accrual residential mortgages, home equity and consumer loans decreased $22
thousand, $38 thousand and $23 thousand, respectively.    It is generally the Corporation's policy that a
loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.
Loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Accruing loans 90 days or more past due totaled $6.294 million at March 31, 2012 compared to $7.304 million at year-end 2011, a decrease of $1.010 million.  This decrease was principally due to a $1.020 million decrease in construction loans not considered by management to be PCI loans acquired in the
FOFC acquisition totaling $6.275 million at March 31, 2012, which for a variety of reasons are 90 days or more past their stated maturity dates, however the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

As noted above, accruing TDRs increased $60 thousand since December 31, 2011 as during the first quarter, a home equity loan was restructured to extend the term and lower the monthly payments.
Concessions made on commercial loan TDRs generally involve short term deferrals of principal payments, while residential mortgage and home equity restructurings include interest rate and/or payment reductions and maturity extensions.  Overall, our past experience in working with borrowers in restructuring troubled debt has been favorable. TDRs are evaluated for impairment based upon the present value of expected future cash flows with any changes recorded through the provision for loan losses.

At March 31, 2012, OREO totaled $980 thousand compared to $898 thousand at December 31, 2011, an increase of $82 thousand.  During the first quarter of 2012, two properties totaling $117 thousand were placed in OREO and one property totaling $35 thousand was sold.  At March 31, 2012, OREO properties consisted of six residential properties totaling $443 thousand, three commercial properties totaling $319 thousand and undeveloped land totaling $218 thousand.

Impaired Loans

Impaired loans, excluding residential real estate loans determined to be troubled debt restructurings, at
March 31, 2012 totaled $4.662 million compared to $9.879 million at December 31, 2011.  Not included in the impaired loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as PCI loans as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease of $5.217 million resulted principally from the above-discussed decrease in non-accrual commercial loans.  Included in the impaired loan total at March
31, 2012 are loans totaling $3.839 million for which impairment allowances of $1.805 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2011, the impaired loan total included $6.093 million of loans for which specific impairment allowances of $1.942 thousand were allocated to the allowance for loan losses.  The decrease in both the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses and the amount allocated were both primarily driven by the above mentioned receipt of funds under USDA guarantees.  The majority of the
Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.
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
In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property. In situations where partial charge-offs have been recognized, any balance remaining continues to be reflected as non-performing until the loan has been paid in full.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

The following table summarizes the Corporation's recorded investment in non-performing assets:

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans	$8,783	$13,611
Troubled debt restructurings	60	-
Accruing loans past due 90 days or more	6,294	7,304
Total non-performing loans	$15,137	$20,915
Other real estate owned	980	898
Total non-performing assets	$16,117	$21,813

In addition to non-performing loans, as of March 31, 2012, the Corporation has identified commercial relationships totaling $8.1 million as potential problem loans, as compared to $8.2 million at December
31, 2011.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in the disclosure of such loans as non-performing at some time in the future.  Potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as
"substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, current economic conditions that may affect the borrowers' ability to pay and, as of the first quarter of 2012, global and national fiscal uncertainties, including the potential effects on our borrowers of any adverse resolution of such uncertainties.

While we have seen improvement in the amount of non-performing and impaired loans as well as net charge-offs, in light of the factors described above, including continuing uncertainty with respect to national and global fiscal policy matters, the Corporation’s provision for loan losses on legacy loans totaled $250 thousand in the first quarter of this year compared to $125 thousand in the corresponding period last year.  Additionally, the Corporation recognized a provision of $227 thousand for impairment charges related to certain PCI loans.

During the first quarter of this year, the Corporation recorded net recoveries of $23 thousand compared to net charge-offs of $32 thousand during the first quarter of last year.  This improvement was principally due to a $67 thousand decrease in net consumer loan charge-offs and a $17 thousand increase in net commercial loan recoveries, partially offset by a $29 thousand increase in net residential mortgage charge-offs. At March 31, 2012, the Corporation's allowance for loan losses on legacy loans totaled
$9.981 million, resulting in a coverage ratio of allowance to non-performing loans of 65.9%.  Included in the non-performing loan totals are loans totaling $480 thousand for which previous partial charge-offs have been recognized.  Excluding these loans, the coverage ratio of allowance to non-performing loans was 68.1%.  This ratio as well as the ratio of allowance to total loans was impacted by the April 2011
Capital Bank acquisition, as current accounting rules do not allow the acquirer to transfer the acquiree’s allowance for loan losses to the acquirer’s balance sheet.  Rather, the acquiree’s overall loan quality is a component in determining the fair value of loans acquired, which are carried on the balance sheet at fair value.  Excluding acquired loans reported above as non-performing loans totaling $7.543 million and loans for which partial charge-offs have been recognized, the allowance to non-performing loan ratio was 140.3%.  Excluding loans acquired in the Capital Bank acquisition, the allowance for loan losses on legacy loans to total legacy loans was 1.48% and represents an amount that management believes is adequate to absorb probable incurred loan losses on the Corporation’s legacy loan portfolio.

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

At March 31, 2012, in addition to the qualitative factors allocated within the allowance, the Corporation maintained $374 thousand of the allowance as unallocated.  While some preliminary improvements have been seen in the local economy and while some loans have improved, the recovery is still very fragile and management believes it is prudent to see a longer period of sustained improvement before completely reflecting this in the allowance.  Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31, 2012
(dollars in thousands)	Legacy Loans	Acquired Loans
Balance at beginning of period	$9,659	$-
Reclassification of acquired loan discount	-	124
Charge-offs:
Commercial, financial and agricultural	-	-
Commercial mortgages	-	(49)
Residential mortgages	(15)	-
Consumer loans	(158)	-
Total	(173)	(49)
Recoveries:
Commercial, financial and agricultural	173	-
Commercial mortgages	10	-
Residential mortgages	-	-
Consumer loans	62	-
Total	245	-
Net recoveries (charge-offs)	72	(49)
Provision charged to operations	250	227
Balance at end of period	$9,981	$302

Three Months Ended March 31, 2011
(dollars in thousands)
Balance at beginning of period	$9,498
Charge-offs:
Commercial, financial and agricultural	-
Commercial mortgages	(4)
Residential mortgages	-
Consumer loans	(207)
Total	(211)
Recoveries:
Commercial, financial and agricultural	111
Commercial mortgages	10
Residential mortgages	14
Consumer loans	44
Total	179
Net recoveries (charge-offs)	(32)
Provision charged to operations	125
Balance at end of period	$9,591

Results of Operations

First Quarter of 2012 vs. First Quarter of 2011

Net income for the first quarter of 2012 totaled $3.615 million, an increase of $1.950 million or 117.1%
as compared to first quarter 2011 net income of $1.665 million.  Earnings per share were up 69.6% from
$0.46 to $0.78 per share on 1,017,578 additional average shares outstanding primarily resulting from the acquisition of Fort Orange Financial Corp. (“FOFC”) and its subsidiary bank, Capital Bank & Trust
Company (“Capital Bank”) in April 2011.  The significant increase was due in part to a $1.032 million decrease in direct transaction costs related to the above acquisition, as well as the recognition of a $759 thousand casualty gain from flood insurance reimbursements in excess of the carrying amount of fixed assets lost in the September 2011 flooding of our Owego and Tioga offices.  We also attribute the increase in net income to the Capital Bank acquisition, particularly due to the increase in net interest income.

Net interest income compared to the first quarter of 2011 increased $3.470 million or 40.6% to $12.016 million, with the net interest margin increasing 44 basis points to 4.28%.  A portion of the increase in both net interest income and net interest margin compared to the prior year comparable period was the result of collections on certain purchased credit impaired (“PCI”) loans in excess of expectations totaling
$482 thousand which are recorded as interest income.  This had a positive affect on both the yield on average earning assets and net interest margin of 17 basis points.  We attribute the balance of the increase in net interest income principally to the Capital Bank acquisition which had a significant impact on a $224.8 million or 24.9% increase in average earning assets, as well as a 25 basis point decrease in the cost of average interest bearing liabilities.  The $224.8 million increase in average earning assets included a $181.3 million increase in average loans, with Capital Bank loans averaging $189.3 million during the quarter, and a $60.8 million increase in the average investment portfolio, including average investments at Capital Bank totaling $38.3 million.  These increases were offset in part by a $17.3 million decrease in average interest-bearing deposits at other financial institutions.  While average earning assets increased 24.9%, total interest and dividend income increased 33.0% or $3.361 million with the yield on average earning assets increasing 26 basis points to 4.83%.

Total average funding liabilities, including non-interest bearing demand deposits, as compared to the first quarter of last year, increased $223.3 million or 25.5% to $1.099 billion as average deposits and borrowings increased $207.2 million and $16.1 million, respectively.  In total, average non-interest bearing deposits increased $57.2 million, with Capital Bank non-interest bearing deposits comprising $26.4 million of that increase. Average interest bearing deposits increased $150.0 million, including $141.9 million in Capital
Bank average interest bearing deposits.  The increase in average interest bearing deposits was reflected principally in a $64.8 million increase in average savings account balances, as well as increases in average
IMMA and NOW accounts totaling $42.0 million and $27.7 million, respectively, and a $15.5 million increase in average time deposits.  The increase in average borrowings was due principally to an increase in borrowings assumed by the Corporation in the Capital Bank acquisition.  While average interest bearing liabilities increased $166.1 million, or 24.9%, interest expense decreased $109 thousand or 6.7%, as the cost of average interest bearing liabilities decreased 25 basis points to 0.74%.

The provision for loan loss expense in the first quarter of this year totaled $477 thousand compared to
$125 thousand in the first quarter of last year, an increase of $352 thousand.  The first quarter 2012 provision includes $227 thousand of impairment charges related to certain PCI loans.  As discussed under the Asset Quality section of this report, the balance of the increase in the provision for loan losses reflects in large part management’s concerns about global and national fiscal uncertainties and the affect that these uncertainties could have on the economy and our borrowers in particular, as well as management’s evaluation of the adequacy of the allowance for loan losses based upon a number of other factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-interest income during the first quarter of 2012 increased $549 thousand or 12.6% compared to the first quarter of last year due principally to the above mentioned casualty gain on flood insurance reimbursements, a $160 thousand increase in Wealth Management Group fee income, a $104 thousand increase in gains on the sale of securities and a $53 thousand increase in check card interchange fee income.  These increases were offset in part primarily by a $536 thousand decrease in revenue from the
Corporation’s equity investment in Cephas Capital Partners, L.P. due in large part to a gain recognized during the first quarter of last year on the exercise of stock warrants held in one of their investments.

First quarter 2012 operating expenses were $479 thousand or 4.6% higher than the comparable period last year.  Excluding the aforementioned decrease in direct transaction costs associated with the Capital
Bank acquisition, all other operating expenses increased $1.510 million or 16.1%, with approximately
$1.196 million of this increase related to the operations of the acquired offices.  The overall increase, excluding direct transaction costs, was due in large part to increases in salaries and employee benefits totaling $569 thousand and $247 thousand, respectively.  Other significant increases included a $216 thousand increase in data processing costs, a $121 thousand increase in net occupancy costs, a $112 thousand increase in loan and OREO expenses, a $108 thousand increase in amortization of intangible assets and a $77 thousand increase in marketing and advertising expenses.  The increase in salaries reflects additional staff related to the Capital Bank offices as well as merit increases over the past year, while the increase in employee benefits was due principally to increases in pension expense, health insurance and payroll taxes.  Increases in net occupancy costs, amortization of intangible assets and marketing and advertising expenses all reflect in large part higher costs related to the operations of the
Capital Bank offices.  The increase in data processing expense was due principally to higher data communication line charges, as well as increases in hardware and software maintenance, while the increase in loan and OREO expense was due in large part to higher collection costs and OREO expenses.

A $1.239 million increase in income tax expense reflects a $3.188 million increase in pre-tax income, and an increase in the effective tax rate from 28.4% to 34.4% due principally to a decrease in the relative percentage of tax exempt income to pre-tax income.

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

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$796,035	$11,671	5.90%	$614,765	$8,575	5.66%
Taxable securities	232,673	1,486	2.57%	176,700	1,249	2.87%
Tax-exempt securities	52,161	341	2.63%	47,330	315	2.70%
Federal funds sold	-	-	N/A	-	-	N/A %
Interest-bearing deposits	47,178	42	0.36%	64,454	40	0.25%
Total earning assets	1,128,047	13,540	4.83%	903,249	10,179	4.57%

Non-earning assets:
Cash and due from banks	23,904			20,760
Premises and equipment, net	24,726			24,031
Other assets	54,894			33,872
Allowance for loan losses	(9,854)			(9,592)
AFS valuation allowance	13,736			9,623
Total	$1,235,453			$981,943

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	80,991	21	0.11%	53,315	12	0.09%
Savings and insured money market deposits	401,287	236	0.24%	294,523	174	0.24%
Time deposits	269,288	671	1.00%	253,810	841	1.34%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	80,842	596	2.96%	64,705	606	3.80%
Total interest-bearing liabilities	832,408	1,524	0.74%	666,353	1,633	0.99%

Non-interest-bearing liabilities:
Demand deposits	266,469			209,233
Other liabilities	8,382			7,266
Total liabilities	1,107,259			882,852
Shareholders' equity	128,194			99,091
Total	$1,235,453			$981,943
Net interest income		$12,016			$8,546
Net interest rate spread			4.09%			3.58%

Net interest margin			4.28%			3.84%

The following table demonstrates the impact on net interest income of the changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Corporation.
For purposes of constructing this table, average investment securities are at average amortized cost and earning asset averages include non-performing loans.  Therefore, the impact of changing levels of non-
performing loans is reflected in the change due to rate, but does not affect changes due to volume.  No tax equivalent adjustments were made.

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (Decrease) Due to (1)
	Volume	Rate	Net
Interest and dividends earned on:
Loans	$2,707	$389	$3,096
Taxable securities	375	(138)	237
Tax-exempt securities	34	(8)	26
Interest-bearing deposits	(12)	14	2

Total earning assets	$2,741	$620	$3,361

Interest paid on:
Demand deposits	$7	$2	$9
Savings and insured money market deposits	65	(3)	62
Time deposits	50	(220)	(170)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	137	$(147)	$(10)

Total interest-bearing liabilities	$365	$(474)	$(109)

Net interest income	$2,376	$1,094	$3,470
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

The Corporation is a member of the Federal Home Loan Bank of New York ("FHLB") which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $76.0 million and $85.5 million at March 31, 2012 and March 31, 2011, respectively.

During the first three months of 2012, cash and cash equivalents increased $57.6 million as compared to an increase of $17.4 million during the first three months of last year.  In addition to cash provided by operating activities, major sources of cash during the first quarter of 2012 included proceeds from sales, maturities, calls and principal reductions on securities totaling $60.6 million and a $40.2 million increase in deposits.  Proceeds from the above were used primarily to fund purchases of securities totaling $38.2 million, a $5.7 million increase in loans, a net decrease in securities sold under agreements to repurchase totaling $2.1 million, the payment of cash dividends in the amount of $1.1 million and purchases of fixed assets and treasury stock totaling $955 thousand and $217 thousand, respectively.

In addition to cash provided by operating activities, major sources of cash during the first quarter of
2011 included proceeds from sales, maturities, calls and principal reductions on securities totaling $58.7 million, a $31.9 million increase in deposits and a $1.1 million decrease in loans.  Proceeds from the above were used primarily to fund purchases of securities totaling $71.4 million, a net decrease in securities sold under agreements to repurchase totaling $2.9 million and the payment of cash dividends in the amount of $881 thousand.

As of March 31, 2012, the Bank’s leverage ratio was 8.21%.  The Tier I and Total Risk Adjusted Capital ratios were 11.71% and 13.25%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State
Department of Financial Services.

During the first quarter of 2012 the Corporation declared a cash dividend of $0.25 per share, unchanged from the dividend declared during the first quarter of 2011.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of our capital position.  On November 16, 2011, the Corporation’s Board of Directors
approved a one year extension of the stock repurchase program that had been initially approved on
November 18, 2009 and extended for one year on November 17, 2010.  The extension authorizes the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first two years of the plan.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  Through March 31, 2012, a total of 51,898 shares had been purchased under this program.  During the first quarter of 2012, the
Corporation purchased 8,654 shares at a cost of $217 thousand or an average of $25.05 per share.  During the first quarter of 2012, 14,770 shares were re-issued from treasury to fund the stock component of directors’ 2011 compensation, an unrestricted stock grant to an executive officer and a restricted stock grant to an executive officer.

Interest Rate Risk

As intermediaries between borrowers and savers, commercial banks incur both interest rate risk and liquidity risk. The Corporation's Asset/Liability Committee (ALCO) has the strategic responsibility for setting the policy guidelines on acceptable exposure to these areas.  These guidelines contain specific measures and limits regarding these risks, which are monitored on a regular basis.  The ALCO is made up of the president & chief executive officer, the chief financial officer, the asset liability management officer, and other officers representing key functions.

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
It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At March 31, 2012, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.69% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 2.19%.  Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-
basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.45% and 3.32%, respectively.  Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.
At March 31, 2012, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 10.03% and an immediate 200-basis point increase in interest rates would positively impact the market value by 0.58%.  Both are within the established tolerance limit of 15%.  Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 7.00% and 0.81%, respectively.
Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first three months of 2012.

Adoption of New Accounting Standards

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition, but the additional disclosures are included in Note 4.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15,
2011.  In connection with the adoption of this amendment, the Corporation changed the presentation of the statement of comprehensive income for the Corporation to two consecutive statements instead of presenting it as part of the consolidated statements of shareholder’s equity.

Item 3:                      Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of
Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4:                      Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2012 pursuant to Rule 13a-15 of the Securities
Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2012.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Information related to this item is disclosed in Part 1 Item 1 (Note 7 to the interim consolidated financial statements).

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on
Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on
March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/12-1/31/12	-	$-	-	46,756
2/1/12-2/29/12	4,151	$24.63	4,151	42,605
3/1/12-3/31/12	4,503	$25.44	4,503	38,102
Quarter ended 3/31/12	8,654	$25.05	8,654	38,102

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 14, 2012	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: May 14, 2012	By: /s/ John R. Battersby, Jr.
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