Form 10-Q
period 2012-06-30
CHEMUNG FINANCIAL CORP
filed 2012-08-13
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2012
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on August 10, 2012 was 4,578,012.

           CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

             CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED)
	JUNE 30, 2012	DECEMBER, 31, 2011
ASSETS
Cash and due from financial institutions	$33,673,471	$28,204,699
Interest-bearing deposits in other financial institutions	40,501,795	24,697,154
Total cash and cash equivalents	74,175,266	52,901,853

Trading assets, at fair value	252,105	294,381
Securities available for sale, at estimated fair value	260,941,446	280,869,810
Securities held to maturity, estimated fair value of $7,098,146 at June 30, 2012 and $9,175,956 at December 31, 2011	6,334,331	8,311,921
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,358,700	5,509,350
Loans, net of deferred origination fees and costs, and unearned income	855,947,252	796,915,177
Allowance for loan losses	(10,392,572)	(9,659,320)
Loans, net	845,554,680	787,255,857

Loans held for sale	482,344	395,427
Premises and equipment, net	24,717,442	24,762,405
Goodwill	21,824,443	21,983,617
Other intangible assets, net	5,642,350	6,190,540
Bank owned life insurance	2,668,373	2,625,104
Other assets	19,507,617	25,159,322

Total assets	$1,267,459,097	$1,216,259,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$297,412,952	$258,835,961
Interest-bearing	756,265,757	739,656,878
Total deposits	1,053,678,709	998,492,839

Securities sold under agreements to repurchase	31,750,428	37,106,842
Federal Home Loan Bank term advances	41,127,794	43,343,918
Accrued interest payable	655,923	800,148
Dividends payable	1,142,082	1,141,081
Other liabilities	8,895,360	9,445,319
Total liabilities	1,137,250,296	1,090,330,147

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2012 and December 31, 2011	53,101	53,101
Additional-paid-in capital	45,525,152	45,582,861
Retained earnings	104,401,468	100,628,900
Treasury stock, at cost (742,091 shares at June 30, 2012; 741,003 shares at December 31, 2011)	(18,914,894)	(18,894,044)
Accumulated other comprehensive income (loss)	(856,026)	(1,441,378)

Total shareholders' equity	130,208,801	125,929,440

Total liabilities and shareholders' equity	$1,267,459,097	$1,216,259,587

See accompanying notes to unaudited consolidated financial statements.

             CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)
	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
Interest and dividend income:	2012	2011	2012	2011
Loans, including fees	$22,704,549	$19,783,190	$11,033,636	$11,207,847
Taxable securities	2,835,741	2,843,016	1,349,390	1,594,432
Tax exempt securities	676,247	684,511	335,626	369,088
Interest-bearing deposits	88,120	101,816	46,338	62,088
Total interest and dividend income	26,304,657	23,412,533	12,764,990	13,233,455

Interest expense:
Deposits	1,757,888	2,187,770	829,906	1,160,405
Borrowed funds	633,976	497,938	320,936	263,513
Securities sold under agreements to repurchase	532,300	729,553	249,528	358,454
Total interest expense	2,924,164	3,415,261	1,400,370	1,782,372
Net interest income	23,380,493	19,997,272	11,364,620	11,451,083
Provision for loan losses	528,897	250,000	51,593	125,000
Net interest income after provision for loan losses	22,851,596	19,747,272	11,313,027	11,326,083

Other operating income:
Wealth management group fee income	3,502,388	3,384,160	1,726,812	1,768,469
Service charges on deposit accounts	2,032,165	2,049,909	1,040,285	1,066,831
Net gain on securities transactions	299,919	679,209	2,750	485,811
Net gain on sales of loans held for sale	144,380	79,332	79,041	32,400
Casualty gains	780,435	-	21,578	-
Gains on sales of other real estate owned	20,426	88,961	20,426	88,961
Income from bank owned life insurance	43,269	43,611	21,744	22,024
Other	2,204,498	2,766,368	1,217,987	1,279,561
Total other operating income	9,027,480	9,091,550	4,130,623	4,744,057

Other operating expenses:
Salaries and wages	9,048,726	8,261,602	4,556,051	4,338,097
Pension and other employee benefits	2,756,477	2,124,770	1,466,537	1,081,663
Net occupancy expenses	2,580,009	2,432,515	1,285,131	1,258,473
Furniture and equipment expenses	1,095,848	1,062,530	577,482	565,083
Data processing expense	2,307,779	1,905,099	1,230,296	1,043,286
Amortization of intangible assets	548,190	465,192	264,050	288,689
Marketing and advertising expense	645,064	482,811	355,826	270,256
Losses on sales of other real estate owned	24,928	1,671	18,468	-
Other real estate owned expenses	131,899	48,491	88,420	21,268
FDIC insurance	410,043	442,385	183,412	189,989
Merger related expenses	8,545	2,223,419	4,000	1,187,347
Other	3,249,167	3,194,113	1,854,655	1,956,809
Total other operating expenses	22,806,675	22,644,598	11,884,328	12,200,960
Income before income tax expense	9,072,401	6,194,224	3,559,322	3,869,180
Income tax expense	3,013,828	1,909,105	1,115,282	1,249,076
Net income	$6,058,573	$4,285,119	$2,444,040	$2,620,104
Weighted average shares outstanding	4,639,204	4,127,969	4,636,395	4,631,504
Basic and diluted earnings per share	$1.31	$1.04	$0.53	$0.57

See accompanying notes to unaudited consolidated financial statements.

             CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (UNAUDITED)
	Six Months Ended June 30		Three Months Ended June 30,
	2012	2011	2012	2011

Net income	$6,058,573	$4,285,119	$2,444,040	$2,620,104

Other comprehensive income
Unrealized holding gains on securities available for sale	673,527	5,191,291	159,166	4,443,919
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	-	-	-	-
Reclassification adjustment gains realized in net income	(299,919)	(679,209)	(2,750)	(485,811)
Net unrealized gains	373,608	4,512,082	156,416	3,958,108
Less: Tax effect	175,792	1,745,544	60,126	1,531,234
Net of tax amount	197,816	2,766,538	96,290	2,426,874

Change in funded status of defined benefit pension plan and other benefit plans	629,524	309,398	314,762	154,699
Less: Tax effect	241,988	119,694	120,994	59,847
Net of tax amount	387,536	189,704	193,768	94,852

Total other comprehensive income	585,352	2,956,242	290,058	2,521,726

Comprehensive income	$6,643,925	$7,241,361	$2,734,098	$5,141,830

See accompanying notes to unaudited consolidated financial statements.

                         CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563
Net income	-	-	4,285,119	-	-	4,285,119
Other comprehensive income	-	-	-	-	2,956,242	2,956,242
Restricted stock awards	-	12,660	-	-	-	12,660
Restricted stock units for directors' deferred compensation plan	-	42,924	-	-	-	42,924
Cash dividends declared ($.50 per share)	-	-	(2,033,380)	-	-	(2,033,380)
Distribution of 10,378 shares of treasury stock for directors’ Compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee Compensation	-	(6,140)	-	61,140	-	55,000
Distribution of 286 shares of treasury stock for deferred directors’ Compensation	-	(7,364)	-	7,310		(54)
Distribution of 3,387 shares of treasury stock for employee restricted stock awards	-	(35,260)	-	86,550	-	51,290
Purchase of 7,844 shares of treasury stock	-	-	-	(183,542)	-	(183,542)
Issuance of 1,009,942 shares related to FOFC Merger	10,100	23,723,538	-	-	-	23,733,638
Balances at June 30, 2011	$53,101	$45,718,649	$96,659,359	$(18,929,935)	$3,058,717	$126,559,891

Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440
Net income	-	-	6,058,573	-	-	6,058,573
Other comprehensive income	-	-	-	-	585,352	585,352
Restricted stock awards	-	44,743	-	-	-	44,743
Restricted stock units for directors' deferred compensation plan	-	42,982	-	-	-	42,982
Cash dividends declared ($.50 per share)	-	-	(2,286,005)	-	-	(2,286,005)
Distribution of 10,238 shares of treasury stock for directors' Compensation	-	(28,121)	-	261,069	-	232,948
Distribution of 3,453 shares of treasury stock for employee Compensation	-	(8,052)	-	88,052	-	80,000
Distribution of 3,240 shares of treasury stock for deferred directors’ Compensation	-	(81,747)	-	82,588		841
Distribution of 1,079 shares of treasury stock for employee restricted stock awards	-	(27,514)	-	27,514	-	-
Purchase of 19,098 shares of treasury stock	-	-	-	(480,073)	-	(480,073)
Balances at June 30, 2012	$53,101	$45,525,152	$104,401,468	$(18,914,894)	$(856,026)	$130,208,801

See accompanying notes to unaudited consolidated financial statements.

             CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$6,058,573	$4,285,119
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	548,190	465,192
Provision for loan losses	528,897	250,000
Depreciation and amortization of fixed assets	1,497,490	1,450,227
Amortization of premiums on securities, net	894,292	557,177
Gains on sales of loans held for sale, net	(144,380)	(79,332)
Proceeds from sales of loans held for sale	5,360,780	3,480,239
Loans originated and held for sale	(5,303,317)	(3,264,965)
Net losses (gains) on sale of other real estate owned	4,502	(87,290)
Net gains on trading assets	(17,369)	(11,851)
Net gains on securities transactions	(299,919)	(679,209)
Proceeds from sales of trading assets	92,584	-
Purchase of trading assets	(32,939)	(249,568)
Decrease in other assets	4,919,260	3,916,406
Decrease (increase) in prepaid FDIC assessment	372,601	(323,836)
Decrease in accrued interest payable	(144,225)	(160,511)
Expense related to restricted stock units for directors' deferred compensation plan	42,982	42,924
Expense related to employee stock compensation	80,000	55,000
Expense related to employee stock awards	44,743	12,660
Decrease in other liabilities	(104,425)	(2,255,146)
Income from bank owned life insurance	(43,269)	(43,611)
Net cash provided by operating activities	14,355,051	7,359,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	69,367,438	56,656,054
Proceeds from maturities and principal collected on securities available for sale	14,616,579	14,554,015
Proceeds from maturities and principal collected on securities held to maturity	3,518,840	2,579,275
Purchases of securities available for sale	(64,276,418)	(80,994,140)
Purchases of securities held to maturity	(1,541,250)	(2,905,024)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(26,250)	(45,000)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	176,900	228,450
Purchases of premises and equipment	(1,452,526)	(722,734)
Cash paid Fort Orange Financial Corporation acquisition	-	(8,137,816)
Cash received Fort Orange Financial Corporation acquisition	-	33,284,995
Proceeds from sales of other real estate owned	132,273	323,143
Net increase in loans	(58,445,477)	(10,752,681)
Net cash (used) provided by investing activities	(37,929,891)	4,068,537

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	72,097,856	29,819,077
Net decrease in time deposits and individual retirement accounts	(16,911,987)	(2,684,163)
Net decrease in securities sold under agreements to repurchase	(5,356,414)	(13,124,903)
Repayments of Federal Home Loan Bank long term advances	(2,216,124)	(157,983)
Purchase of treasury stock	(480,073)	(183,542)
Cash dividends paid	(2,285,005)	(1,772,606)
Net cash provided by financing activities	44,848,253	11,895,880
Net increase in cash and cash equivalents	21,273,413	23,324,042
Cash and cash equivalents, beginning of period	52,901,853	60,619,777
Cash and cash equivalents, end of period	$74,175,266	$83,943,819

(continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,068,390	$3,272,153
Income Taxes	$3,500	$2,204,866
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$223,071	$32,621

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

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of June 30, 2012 and December 31, 2011, and results of operations for the three and six-
month periods ended June 30, 2012 and 2011, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2012 and 2011. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2.           Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by
4,639,204 and 4,127,969 weighted average shares outstanding for the six-month periods ended June 30,
2012 and 2011, and 4,636,395 and 4,631,504 weighted average shares outstanding for the three-month periods ended June 30, 2012 and 2011, respectively.  There were no dilutive common stock equivalents during the three and six-month periods ended June 30, 2012 or 2011.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15,
2011.  In connection with the adoption of this amendment, the Corporation changed the presentation of the statement of comprehensive income for the Corporation to two consecutive statements instead of presenting it as part of the consolidated statements of shareholders' equity.

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

The Corporation utilizes an external model for pricing these securities. This is the same model used in determining other-than-temporary impairment (“OTTI”) as further described in Note 8.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value.  These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Trading Assets:  The fair values of trading assets are determined by quoted market prices (Level 1 inputs).

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.
Impaired loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for loan loss accounting.  For collateral dependent loans, fair value is commonly based on real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, typically resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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
Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned (“OREO”) are performed by certified general appraisers (for commercial properties) or certified residential appraisers
(for residential properties) whose qualifications and licenses have been reviewed and verified by the
Corporation.  Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are generally completed within the previous 12 month period prior to a property being placed into OREO.  On impaired loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property and its condition.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at June 30, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$147,351,879	$37,929,000	$109,422,879	$-
Mortgage-backed securities, residential	40,608,180	-	40,608,180	-
Obligations of states and political subdivisions	43,427,345	-	43,427,345	-
Collateralized mortgage obligations	5,487,056	-	5,487,056	-
Corporate bonds and notes	13,711,247	-	13,711,247	-
SBA loan pools	1,863,449	-	1,863,449	-
Trust Preferred securities	2,426,785	-	2,083,750	343,035
Corporate stocks	6,065,505	5,375,502	690,003	-
Total available for sale securities	$260,941,446	$43,304,502	$217,293,909	$343,035

Trading assets	$252,105	$252,105	$-	$-

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$152,079,770	$35,950,000	$116,129,770	$-
Mortgage-backed securities, residential	50,766,604	-	50,766,604	-
Obligations of states and political subdivisions	46,512,971	-	46,512,971	-
Trust Preferred securities	2,310,066	-	2,015,156	294,910
Corporate bonds and notes	13,684,199	-	13,684,199	-
Collateralized mortgage obligations	7,536,753	-	7,536,753	-
SBA loan pools	1,949,606	-	1,949,606	-
Corporate stocks	6,029,841	5,339,839	690,002	-
Total available for sale securities	$280,869,810	$41,289,839	$239,285,061	$294,910

Trading assets	$294,381	$294,381	$-	$-

There were no transfers between Level 1 and Level 2 during the three or six-month periods ending June
30, 2012 or the year ending December, 31, 2011.

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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month periods ending June 30, 2012 and 2011:

	Fair Value Measurement for Six-Months Ended June 30, 2012 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Six-Months Ended June 30, 2011 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance	$294,910	$334,585
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	-
Included in other comprehensive income	48,125	37,150
Transfers in and/or out of Level 3	-	-
Ending balance June 30	$343,035	$371,735

	Fair Value Measurement for Three-Months Ended June 30, 2012 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Three-Months Ended June 30, 2011 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance	$346,210	$349,035
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	-
Included in other comprehensive income	(3,175)	22,700
Transfers in and/or out of Level 3	-	-
Ending balance June 30	$343,035	$371,735

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at June 30, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$1,123,030	$-	$-	$1,123,030
Commercial mortgages:		-	-
Other	1,005,169	-	-	1,005,169
Residential mortgages	125,136	-	-	125,136
Total Impaired Loans	$2,253,335	$-	$-	$2,253,335

Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$197,800	$-	$-	$197,800
Commercial mortgages:
Other	316,060	-	-	316,060
Residential mortgages	419,810	-	-	419,810
Consumer loans:
Home equity lines & loans	36,600	-	-	36,600
Total Other real estate owned, net	$970,270	$-	$-	$970,270

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$831,601	$-	$-	$831,601
Commercial mortgages:		-	-
Other	3,321,838	-	-	3,321,838
Total Impaired Loans	$4,153,439	$-	$-	$4,153,439

Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$218,040	$-	$-	$218,040
Commercial mortgages:
Other	366,760	-	-	366,760
Residential mortgages	276,355	-	-	276,355
Consumer loans:
Home equity lines & loans	36,600	-	-	36,600
Total Other real estate owned, net	$897,755	$-	$-	$897,755

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,586,354 with a valuation allowance of $1,333,019 as of
June 30, 2012, resulting in no additional provision for loan losses for the three and six-month periods ending June 30, 2012.  Impaired loans had a carrying amount of $6,095,645, with a valuation allowance of $1,942,206 as of December 31, 2011, resulting in a $958,333 provision for loan losses for the year ending December 31, 2011.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $970,270 at June 30, 2012.  The net carrying amount reflects the outstanding balance of
$1,078,156 net of a valuation allowance of $107,886 at June 30, 2012, which resulted in a write down of
$20,240 for the three and six-month periods ending June 30, 2012.  OREO had a net carrying amount of
$897,755 at December 31, 2011.  The net carrying amount reflects the outstanding balance of
$1,009,162 net of a valuation allowance of $111,407 at December 31, 2011, which resulted in write downs of $12,120 for the year ending December 31, 2011.

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2012 and December 31, 2011, are as follows (dollars in thousands):
	Fair Value Measurements at June 30, 2012 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$33,673	$33,673	$-	-	$33,673
Interest-bearing deposits in other financial institutions	40,502	37,615	2,887	-	40,502
Trading assets	252	252	-	-	252
Securities available for sale	260,941	43,304	217,294	343	260,941
Securities held to maturity	6,334	-	7,098	-	7,098
Federal Home Loan and Federal Reserve Bank stock	5,359	-	-	-	N/A
Net loans	845,555	-	-	865,579	865,579
Loans held for sale	482	-	482	-	482
Accrued interest receivable	3,810	172	1,268	2,370	3,810

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	793,600	793,600	-	-	793,600
Time deposits	260,078	-	261,851	-	261,851
Securities sold under agreements to repurchase	31,750	-	34,299	-	34,299
Federal Home Loan Bank advances	41,128	-	43,747	-	43,747
Accrued interest payable	656	12	644	-	656
Dividends payable	1,142	1,142	-	-	1,142

	December 31, 2011
Financial assets:	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$28,205	$28,205
Interest-bearing deposits in other financial institutions	24,697	24,697
Trading assets	294	294
Securities available for sale	280,870	280,870
Securities held to maturity	8,312	9,176
Federal Home Loan and Federal Reserve Bank stock	5,509	N/A
Net loans	787,256	805,760
Loans held for sale	395	395
Accrued interest receivable	3,882	3,882

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	721,503	721,503
Time deposits	276,990	279,441
Securities sold under agreements to repurchase	37,107	40,019
Federal Home Loan Bank advances	43,344	46,603
Accrued interest payable	800	800
Dividends payable	1,141	1,141
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

The methods and assumptions used to estimate fair value are described as follows:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in ninety days or less, the carrying value approximates fair value of which non interest-bearing deposits are classified as Level 1 and interest-
bearing deposits with the Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank
of New York (“FRB”) are classified as Level 1, and time deposits are classified as Level 2.

FHLB and FRB Stock

It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

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

5.           Goodwill and Intangible Assets

The changes in goodwill included in the core banking segment during the periods ending June 30, 2012 and 2011 were as follows:

	2012	2011
Beginning of year	$21,983,617	$9,872,375
Adjustment of Acquired goodwill	(159,174)	-
June 30,	$21,824,443	$9,872,375

Acquired intangible assets were as follows at June 30, 2012 and December 31, 2011:

	At June 30, 2012		At December 31, 2011
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$1,514,800	$3,819,798	$1,213,118
Other customer relationship intangibles	6,063,423	2,726,071	6,063,423	2,479,563
Total	$9,883,221	$4,240,871	$9,883,221	$3,692,681

Aggregate amortization expense was $548,190 and $465,192 for the six-month periods ended June 30,
2012 and 2011, respectively.

The remaining estimated aggregate amortization expense at June 30, 2012 is listed below:

Year	Estimated Expense
2012	$498,530
2013	876,524
2014	777,801
2015	681,176
2016	607,713
2017 and thereafter	2,200,606
Total	$5,642,350

6.           Accumulated Other Comprehensive Income

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the accumulated other comprehensive income balance, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at June 30, 2012
Unrealized gains on securities available for sale	$7,987,055	$197,816	$8,184,871
Unrealized loss on pension plans and other benefit plans	(9,428,433)	387,536	(9,040,897)
Total	$(1,441,378)	$585,352	$(856,026)

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

On February 14 and April 14, 2011, the Bank received separate settlement demands from representatives of beneficiaries of certain trusts for which the Bank has acted as trustee.  The settlement demands relate to alleged claims of, among other things, breach of the Bank’s fiduciary duties as trustee, including the
Bank’s alleged failure to adequately diversify the relevant trust portfolios. The beneficiaries seek aggregate damages of up to approximately $27.0 million.  On September 16, 2011, the beneficiaries objected in the Surrogate’s Court of the State of New York, County of Chemung (the “Surrogate’s
Court”) to accountings with respect to the above-mentioned trusts provided by the Bank, based on allegations similar to those offered in the settlement demands.  The matter remains pending at the
Surrogate’s Court.  Although these matters are inherently unpredictable, management will defend against these claims vigorously.  Management has concluded that it is reasonably possible, but not probable, that the financial position, results of operations or cash flows of the Corporation could be materially adversely affected in any particular period by the unfavorable resolution of these claims, not withstanding any potential recovery under applicable insurance coverage.  An amount of loss or range of loss cannot be reasonably estimated at this time.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

8.           Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$143,778,752	$3,581,127	$8,000	$147,351,879
Mortgage-backed securities, residential	38,178,813	2,429,367	-	40,608,180
Collateralized Mortgage obligations	5,399,128	90,845	2,917	5,487,056
Obligations of states and political subdivisions	41,695,595	1,737,291	5,541	43,427,345
Corporate bonds and notes	13,435,143	304,121	28,017	13,711,247
SBA loan pools	1,828,325	35,124	-	1,863,449
Trust Preferred securities	2,542,121	197,274	312,610	2,426,785
Corporate stocks	787,807	5,284,374	6,676	6,065,505
Total	$247,645,684	$13,659,523	$363,761	$260,941,446

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$149,140,715	$3,022,726	$83,671	$152,079,770
Mortgage-backed securities, residential	48,129,271	2,637,334	-	50,766,605
Collateralized mortgage obligations	7,412,470	135,603	11,321	7,536,753
Obligations of states and political subdivisions	44,561,789	1,954,265	3,083	46,512,971
Corporate bonds and notes	13,461,675	418,969	196,446	13,684,198
SBA loan pools	1,915,419	34,187	-	1,949,606
Trust preferred securities	2,538,286	132,516	360,735	2,310,066
Corporate stocks	788,030	5,246,655	4,844	6,029,841
Total	$267,947,655	$13,582,255	$660,100	$280,869,810

Amortized cost and estimated fair value of securities held to maturity are as follows:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$6,334,331	$763,815	$-	$7,098,146
Total	$6,334,331	$763,815	$-	$7,098,146

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Obligations of states and political subdivisions	$8,311,921	$864,035	$-	$9,175,956
Total	$8,311,921	$864,035	$-	$9,175,956

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.
Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately:

	June 30, 2012
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$60,679,329	$61,410,522	$1,613,513	$1,647,827
After One, But Within Five Years	132,755,934	137,107,786	3,293,374	3,663,339
After Five, But Within Ten Years	7,360,703	8,055,913	1,427,444	1,786,980
After Ten Years	655,645	343,035	-	-
Mortgage-backed securities, residential	38,178,813	40,608,180	-	-
Collateralized mortgage obligations	5,399,128	5,487,056	-	-
SBA loan pools	1,828,325	1,863,449	-	-
Total	$246,857,877	$254,875,941	$6,334,331	$7,098,146

Proceeds from sales and calls of securities available for sale for the three and six months ended June 30,
2012 were $16,787,750 and $69,367,438, respectively.  Realized gross gains on these sales and calls were $2,750 and $299,919 during the three and six month periods ended June 30, 2012, respectively.
There were no sales or calls of securities available for sale that resulted in losses for the three or six-
months ended June 30, 2012.

Proceeds from sales and calls of securities available for sale for the three and six months ended June
30, 2011, were $6,485,156 and $56,656,054, respectively.  Realized gross gains on these sales and calls were $485,811 and $679,209 during the three and six month periods ended June 30, 2011, respectively.
There were no sales or calls of securities available for sale that resulted in losses for the three or six-
months ended June 30, 2011.

The following table summarizes the investment securities available for sale and held to maturity with unrealized losses at June 30, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$4,992,000	$8,000	$-	$-	$4,992,000	$8,000
Collateralized mortgage obligations	553,923	2,917	-	-	553,923	2,917
Obligations of states and political subdivisions	948,419	5,541	-	-	948,419	5,541
Corporate bonds and notes	4,025,117	17,489	512,734	10,528	4,537,851	28,017
Trust preferred securities	-	-	343,035	312,610	343,035	312,610
Corporate stocks	45,285	4,707	1,670	1,969	46,955	6,676
Total temporarily impaired securities	$10,564,744	$38,654	$857,439	$325,107	$11,422,183	$363,761

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$27,365,920	$83,671	$-	$-	$27,365,920	$83,671
Collateralized mortgage obligations	2,546,461	11,321	-	-	2,546,461	11,321
Obligations of states and political subdivisions	947,203	3,083	-	-	947,203	3,083
Corporate bonds and notes	5,261,074	196,446	-	-	5,261,074	196,446
Trust preferred securities	-	-	294,910	360,735	294,910	360,735
Corporate stocks	1,669	1,969	47,117	2,875	48,786	4,844
Total temporarily impaired securities	$36,122,327	$296,490	$342,027	$363,610	$36,464,354	$660,100

Other-Than-Temporary Impairment (“OTTI”)

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

As of June 30, 2012, the majority of the Corporation's unrealized losses in the investment securities portfolio related to two pooled trust preferred securities. The decline in fair value on these securities is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on these securities.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in these securities if the securities were sold at this time.  One of these securities has been previously written down through the income statement to an amount considered to be immaterial to the financial statements.  Therefore management is no longer analyzing this security for further impairment.

Our analysis of these investments includes a $629 thousand book value collateralized debt obligation
("CDO") which is a pooled trust preferred security. This security was rated high quality at inception, but at June 30, 2012 Moody's rated this security as Caa3, which is defined as substantial risk of default.  The
Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during each quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.
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

Upon completion of the June 30, 2012 analysis, our model indicated no additional OTTI on this CDO.
This security remained classified as available for sale and represented $304 thousand of the unrealized losses reported at June 30, 2012.  Payments continue to be made as agreed on this security.

When conducting the June 30, 2012 analysis, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters'
analysis.  The analysis indicated no further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams.  Additionally, to estimate fair value the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the security based on current market conditions and interest rates.  This comparison indicated a slight decrease in value during the quarter, based on factors other than credit, which resulted in a loss reported in other comprehensive income.
Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore, the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total other-than-temporary impairment recognized in accumulated other comprehensive income was $190,833 and $214,680 for securities available for sale at
June 30, 2012 and June 30, 2011, respectively.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the three and six-month periods ending June 30, 2012 and 2011:

	2012	2011
Beginning balance, January 1,	$3,506,073	$3,438,673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, June 30,	$3,506,073	$3,438,673

Beginning balance, April 1,	$3,506,073	$3,438,673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, June 30,	$3,506,073	$3,438,673

9.           Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	June 30, 2012	December 31, 2011
Commercial, financial and agricultural	$139,046,623	$142,209,279
Commercial mortgages	297,158,610	264,589,013
Residential mortgages	194,511,823	193,599,853
Indirect consumer loans	124,061,078	97,165,447
Consumer loans	101,169,118	99,351,585
	$855,947,252	$796,915,177

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

Management, after considering current information and events regarding a borrower's ability to repay its obligations, classifies a loan as impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent eight quarters.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio class.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  commercial, financial and agricultural; commercial mortgages; residential mortgages; and consumer loans.

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

The following tables present activity in the allowance for loan losses by portfolio segment for the three and six-month periods ending June 30, 2012 and June 30, 2011 and by loans originated by the
Corporation (referred to as “Legacy” loans) and loans acquired in the merger with Fort Orange Financial
Corp. (“FOFC”) which was completed on April 8, 2011 (referred to as “Acquired” loans).  The
Acquired loan allowance represents any valuation allowances established after acquisition for decreases in cash flows expected to be collected on loans acquired with deteriorated credit quality:

Legacy Loans	Six Months Ended June 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320
Charge Offs:	(5,792)	(8,295)	(72,613)	(273,428)	-	(360,128)
Recoveries:	351,763	30,496	-	107,723	-	489,982
Net recoveries (charge offs)	345,971	22,201	(72,613)	(165,705)	-	129,854
Provision	(692,788)	395,618	187,780	447,161	(29,772)	307,999
Ending balance	$2,796,556	$2,987,968	$1,424,816	$2,474,185	$413,648	$10,097,173

Acquired loans	Six Months Ended June 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$-	$-	$-	$-	$-	$-
Reclassification of acquired loan Discount	73,228	50,331	-	-	-	123,559
Charge Offs:	-	(49,057)	-	-	-	(49,057)
Recoveries:	-	-	-	-	-	-
Net recoveries	73,228	1,274	-	-	-	74,502
Provision	134,427	86,470	-	-	-	220,897
Ending balance	$207,655	$87,744	$-	$-	$-	$295,399

Legacy Loans	Three Months Ended June 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,136,457	$2,953,632	$1,417,252	$2,100,433	$373,708	$9,981,482
Charge Offs:	(5,792)	(8,295)	(58,273)	(115,109)	-	(187,469)
Recoveries:	179,160	20,261	-	45,741	-	245,162
Net recoveries (charge offs)	173,368	11,966	(58,273)	(69,368)	-	57,693
Provision	(513,269)	22,370	65,837	443,120	39,940	57,998
Ending balance	$2,796,556	$2,987,968	$1,424,816	$2,474,185	$413,648	$10,097,173

Acquired loans	Three Months Ended June 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$224,936	$76,872	$-	$-	$-	$301,808
Reclassification of acquired loan Discount	-	-	-	-	-	-
Charge Offs:	-	-	-	-	-	-
Recoveries:	-	-	-	-	-	-
Net charge offs	-	-	-	-	-	-
Provision	(17,281)	10,872	-	-	-	(6,409)
Ending balance	$207,655	$87,744	$-	$-	$-	$295,399

	Six Months Ended June 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131
Charge Offs:	(3003)	(3,764)	-	(340,655)	-	(347,422)
Recoveries:	205,406	26,103	30,324	93,130	-	354,963
Net recoveries (charge offs)	202,403	22,339	30,324	(247,525)	-	7,541
Provision	760,731	15,258	(85,224)	(182,038)	(258,727)	250,000
Ending balance	$3,081,433	$2,612,655	$1,246,880	$2,297,459	$517,245	$9,755,672

	Three Months Ended June 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,502,200	$2,657,185	$1,366,214	$2,424,312	$641,040	$9,590,951
Charge Offs:	(3,003)	-	-	(133,744)	-	(136,747)
Recoveries:	87,941	23,350	15,845	49,332	-	176,468
Net recoveries (charge offs)	84,938	23,350	15,845	(84,412)	-	39,721
Provision	487,419	(61,004)	(135,179)	(42,441)	(123,795)	125,000
Ending balance	$3,081,433	$2,612,655	$1,246,880	$2,297,459	$517,245	$9,755,672

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2012 and December 31, 2011.
The recorded investment excludes Acquired loans except for those loans acquired with deteriorated credit quality:

	June 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,195,684	$134,466	$2,869	$-	$-	$1,333,019
Collectively evaluated for impairment	1,600,872	2,853,502	1,421,947	2,474,185	413,648	8,764,154
Acquired with deteriorated credit quality	207,655	87,744	-	-	-	247,963
Total ending allowance balance	$3,004,211	$3,075,712	$1,424,816	$2,474,185	$413,648	$10,392,572

	December 31, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,528,651	$413,555	$-	$-	$-	$1,942,206
Collectively evaluated for impairment	1,614,722	2,156,594	1,309,649	2,192,729	443,420	7,717,114
Total ending allowance balance	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320

	June 30, 2012
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,499,767	$2,065,838	$140,043	$-	$4,705,648
Loans collectively evaluated for impairment	114,594,272	215,053,094	178,839,976	220,242,896	728,730,238
Acquired with deteriorated credit quality	1,197,884	11,433,363	235,555	-	12,866,802
Total ending loans balance	$118,921,923	$228,552,295	$179,215,574	$220,242,896	$746,302,688

	December 31, 2011
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$5,275,043	$4,603,563	$179,337	$-	$10,057,943
Loans collectively evaluated for impairment	111,532,413	169,658,759	175,405,950	190,904,630	647,501,752
Total ending loans balance	$116,807,456	$174,262,322	$175,585,287	$190,904,630	$657,559,695

The following tables present loans individually evaluated for impairment recognized by class of loans as of June 30, 2012 and December 31, 2011, the average recorded investment and interest income recognized by class of loans as of the three and six-month periods ending June 30, 2012 and 2011:
	June 30, 2012			December 31, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$180,672	$-	$180,785	$2,914,401	$-	$2,914,776
Commercial mortgages:
Construction	10,454	-	10,454	10,454	-	10,454
Other	928,897	-	915,838	862,815	-	860,648
Residential mortgages	12,038	-	12,038	178,925	-	179,337
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	2,318,714	1,195,684	2,318,982	2,360,252	1,528,651	2,360,267
Commercial mortgages:
Construction	-	-	-	8,295	8,295	8,295
Other	1,139,635	134,466	1,139,546	3,727,097	405,260	3,724,166
Residential mortgages	128,005	2,869	128,005	-	-	-
Total	$4,718.415	$1,333,019	$4,705,648	$10,062,239	$1,942,206	$10,057,943

	Six-Months Ended June 30, 2012		Six-Months Ended June 30, 2011		Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$1,067,170	$-	$3,141,620	$18,759	$143,367	$-	$3,116,317	$10,933
Commercial mortgages:
Construction	10,454	-	31,128	-	10,454	-	30,559	-
Other	827,553	-	3,451,644	-	811,005	-	3,402,624	-
Residential mortgages	111,368	-	349,501	5,640	77,384	-	320,055	3,266
Consumer loans:
Home equity lines & loans	19,856	2,289	-	-	29,784	1,123	-	-
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	2,347,963	-	1,306,572	144,242	2,341,810	-	1,948,091	144,242
Commercial mortgages:
Construction	5,530	-	30,318	-	4,148	-	20,008	-
Other	2,109,919	-	703,733	-	1,302,796	-	646,603	-
Residential mortgages	42,668	-	-	-	-	-	-	-
Total	$6,542,481	$2,289	$9,014,516	$168,641	$4,720,748	$1,123	$9,484,257	$157,841

The following table presents the recorded investment in non accrual and loans past due over 90 days still on accrual by class of loans as of the periods ending June 30, 2012 and December 31, 2011.  This table includes Acquired loans except for those loans with evidence of credit deterioration at the time of the
FOFC merger:

	June 30, 2012		December 31, 2011
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural:
Commercial & industrial	$2,903,371	$-	$5,611,805	$-
Commercial mortgages:
Construction	419,434	6,269,714	18,749	7,295,104
Other	2,248,954	-	4,778,384	-
Residential mortgages	2,492,865	-	2,611,096	-
Consumer loans
Credit cards	-	6,710	-	9,053
Home equity lines & loans	467,544	-	455,418	-
Indirect consumer loans	22,457	-	22,287	-
Other direct consumer loans	177,886	-	113,349	-
Total	$8,732,511	$6,276,424	$13,611,088	$7,304,157

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of June 30,
2012 and December 31, 2011 and by Legacy loans and Acquired loans:

	June 30, 2012
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$27,835	$-	$229,807	$257,642	$-	$116,317,883	$116,575,525
Agricultural	-	-	-	-	-	518,514	518,514
Commercial mortgages:
Construction	340,910	-	10,454	351,364	-	22,835,834	23,187,198
Other	46,100	-	506,261	552,361	-	193,379,374	193,931,735
Residential mortgages	1,614,383	336,911	770,010	2,721,304	-	176,258,714	178,980,018
Consumer loans:
Credit cards	5,187	5,171	6,710	17,068	-	1,762,968	1,780,036
Home equity lines & loans	121,678	54,119	179,233	355,030	-	76,597,137	76,952,167
Indirect consumer loans	724,477	123,534	135,626	983,637	-	123,425,437	124,409,074
Other direct consumer loans	44,009	7,367	12,977	64,353	-	17,037,265	17,101,618
Total	$2,924,579	$527,102	$1,851,078	$5,302,759	$-	$728,133,127	$733,435,886

	June 30, 2012
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$168,854	$124,049	$313,216	$606,119	$1,197,884	$22,396,047	$24,200,050
Commercial mortgages:
Construction	-	-	6,678,694	6,678,694	1,190,848	2,475,508	10,345,050
Other	544,679	953,295	193,570	1,691,544	10,242,515	56,718,062	68,652,121
Residential mortgages	857,208	57,966	204,636	1,119,810	235,555	14,685,097	16,040,462
Consumer loans:
Home equity lines & loans	-	-	-	-	-	5,528,355	5,528,355
Other direct consumer loans	-	-	362	362	-	91,599	91,961
Total	$1,570,741	$1,135,310	$7,390,478	$10,096,529	$12,866,802	$101,894,668	$124,857,999

	December 31, 2011
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$4,571	$10,940	$2,920,906	$2,936,417	$-	$113,612,941	$116,549,358
Agricultural	-	-	-	-	-	258,098	258,098
Commercial mortgages:
Construction	-	-	-	-	-	7,383,731	7,383,731
Other	82,986	-	2,977,010	3,059,996	-	163,818,595	166,878,591
Residential mortgages	1,418,234	293,337	1,221,056	2,932,627	-	172,652,660	175,585,287
Consumer loans:
Credit cards	3,660	8,031	9,053	20,744	-	1,934,471	1,955,215
Home equity lines & loans	368,556	27,717	212,573	608,846	-	76,280,502	76,889,348
Indirect consumer loans	597,180	75,817	85,763	758,760	-	96,781,480	97,540,240
Other direct consumer loans	21,876	10,243	9,644	41,763	-	14,478,064	14,519,827
Total	$2,497,063	$426,085	$7,436,005	$10,359,153	$-	$647,200,542	$657,559,695

	December 31, 2011
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$275,121	$82,677	$195,687	$553,485	$1,499,141	$25,335,874	$27,388,500
Commercial mortgages:
Construction	-	418,518	7,295,104	7,713,622	2,022,149	2,715,270	12,451,041
Other	-	-	193,570	193,570	11,063,483	65,836,938	77,093,991
Residential mortgages	405,087	62,017	84,083	551,187	226,937	17,753,898	18,532,022
Consumer loans:
Home equity lines & loans	-	-	-	-	-	6,168,831	6,168,831
Other direct consumer loans	171	-	-	171	-	147,439	147,610
Total	$680,379	$563,212	$7,768,444	$9,012,035	$14,811,710	$117,958,250	$141,781,995

Troubled Debt Restructurings:

The Corporation has $3 thousand of allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings which are included in non-accrual loans as of June 30,
2012.  The Corporation had $218 thousand allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings which are included in non-accrual loans as of
December 31, 2011.  The Corporation has not committed to lend any additional amounts as of June 30,
2012 or December 31, 2011 to customers with outstanding loans that are classified as trouble debt restructurings.

During the six months ended June 30, 2012, one loan in the amount of $59 thousand was modified as a troubled debt restructuring by the Corporation.  This loan was paid off during the second quarter of
2012.  The modification of the terms of this loan included an extension of the maturity date.  During the three months ended June 30, 2012, no loans were modified as troubled debt restructurings by the
Corporation.  Additionally, there were no payment defaults on any loans previously modified as troubled debt restructurings within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators:

The Corporation establishes a risk rating at origination for all commercial loans.  The main factors considered in assigning risk ratings include, but not limited to: historic and future debt service coverage, collateral position, operating performance, liquidity, leverage, payment history, management ability, and the customer’s industry.  Commercial relationship managers monitor all loans in their respective portfolios for any changes in the borrower’s ability to service their debt and affirm the risk ratings for the loans at least annually.

For the retail loans, which include lines of credit, installment, mortgage, and home equity loans, once a loan is properly approved and closed, the Corporation evaluates credit quality based upon loan repayment.

The Corporation uses the risk rating system to identify criticized and classified loans. Commercial relationships within the criticized and classified risk ratings are analyzed quarterly.  The Corporation uses the following definitions for criticized and classified loans (which are consistent with regulatory guidelines):

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Based on the analysis’s performed as of June 30, 2012 and
December 31, 2011, the risk category of the recorded investment of loans by class of loans is as follows:

	June 30, 2012
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$99,732,167	$12,130,092	$2,768,639	$1,944,627
Agricultural	-	518,514	-	-	-
Commercial mortgages:
Construction	-	22,220,989	201,730	764,479	-
Other	-	179,478,529	9,211,037	4,844,286	397,883
Residential mortgages	176,749,755	-	-	2,230,263	-
Consumer loans:
Credit cards	1,780,036	-	-	-	-
Home equity lines & loans	76,399,344	-	-	552,823	-
Indirect consumer loans	124,231,188	-	-	177,886	-
Other direct consumer loans	17,079,524	-	-	22,095	-
Total	$396,239,847	$301,950,199	$21,542,859	$11,360,471	$2,342,510

	June 30, 2012
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	22,078,338	$1,197,884	$548,402	$287,646	$87,780
Commercial mortgages:	-
Construction	-	997,892	1,190,848	6,557,221	1,599,089	-
Other	-	55,072,078	10,242,515	474,202	2,669,756	193,570
Residential mortgages	15,542,306	-	235,555	-	262,601	-
Consumer loans
Home equity lines & loans	5,528,355	-	-	-	-	-
Other direct consumer loans	91,961	-	-	-	-	-
Total	$21,162,622	78,148,308	$12,866,802	$7,579,825	$4,819,092	$281,350

	December 31, 2011
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$93,923,356	$14,957,683	$4,139,413	$3,528,906
Agricultural	-	258,098	-	-	-
Commercial mortgages:
Construction	-	6,391,614	208,360	783,757	-
Other	-	152,435,884	6,503,087	7,423,514	516,106
Residential mortgages	173,120,292	-	-	2,464,995	-
Consumer loans:
Credit cards	1,955,215	-	-	-	-
Home equity lines & loans	76,432,196	-	-	457,152	-
Indirect consumer loans	97,426,891	-	-	113,349	-
Other direct consumer loans	14,497,795	-	-	22,032	-
Total	$363,432,389	$253,008,952	$21,669,130	$15,404,212	$4,045,012

	December 31, 2011
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$25,164,742	$1,499,141	$602,006	$24,635	$97,976
Commercial mortgages:
Construction	-	1,790,731	2,022,149	7,447,661	1,190,500	-
Other	-	62,684,708	11,063,483	475,036	2,677,194	193,570
Residential mortgages	18,158,984	-	226,937	-	146,101	-
Consumer loans
Home equity lines & loans	6,168,831	-	-	-	-	-
Other direct consumer loans	147,610	-	-	-	-	-
Total	$24,475,425	$89,640,181	$14,811,710	$8,524,703	$4,038,430	$291,546

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
June 30, 2012 and December 31, 2011:

	June 30, 2012
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$176,749,755	$1,773,326	$76,484,390	$124,231,188	$17,079,523
Non-Performing	2,230,263	6,710	467,777	177,886	22,095
	178,980,018	1,780,036	76,952,167	124,409,074	17,101,618

Acquired Loans:
Performing	$15,777,861	$-	$5,528,355	$-	$91,599
Non-Performing	262,601	-	-	-	362
Total	$16,040,462	$-	$5,528,355	$-	$91,961

	December 31, 2011
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$173,120,292	$1,946,162	$76,432,196	$97,426,891	$14,497,878
Non-Performing	2,464,995	9,053	457,152	113,349	21,949
Total	$175,585,287	$1,955,215	$76,889,348	$97,540,240	$14,519,827

Acquired Loans:
Performing	$18,385,921	$-	$6,168,831	$-	$147,610
Non-Performing	146,101	-	-	-	-
Total	$18,532,022	$-	$6,168,831	$-	$147,610

Acquired loans include loans acquired with deteriorated credit quality.  The Corporation adjusted its estimates of future expected losses, cash flows, and renewal assumptions during the current year.  The tables below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans from January 1,
2012 to June 30, 2012 and from March 31, 2012 to June 30, 2012 (in thousands of dollars):

Six Months Ended June 30, 2012	Balance at December 31, 2011	Income Accretion	All Other Adjustments	Balance at June 30, 2012
Contractually required principal and interest	$21,261	$-	$(1,426)	$19,835
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,662)	-	684	(3,978)
Cash flows expected to be collected	16,599	-	(742)	15,857
Interest component of expected cash flows (accretable yield)	(1,844)	1,171	(2,299)	(2,972)
Fair value of loans acquired with deteriorating credit quality	$14,755	$1,171	$(3,041)	$12,885

Three Months Ended June 30, 2012	Balance at March 31, 2012	Income Accretion	All Other Adjustments	Balance at June 30, 2012
Contractually required principal and interest	$17,780	$-	$2,055	$19,835
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,222)	-	244	(3,978)
Cash flows expected to be collected	13,558	-	2,299	15,857
Interest component of expected cash flows (accretable yield)	(1,417)	255	(1,810)	(2,972)
Fair value of loans acquired with deteriorating credit quality	$12,141	$255	$489	$12,885

10.           Components of Quarterly and Year-to-Date Net Periodic Benefit Costs

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Qualified Pension
Service cost, benefits earned during the period	$646,702	$518,268	$323,351	$259,134
Interest cost on projected benefit obligation	812,220	785,912	406,110	392,956
Expected return on plan assets	(1,326,986)	(1,171,346)	(663,493)	(585,673)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	6,928	14,940	3,464	7,470
Amortization of unrecognized net loss	661,136	338,226	330,568	169,113
Net periodic pension expense	$800,000	$486,000	$400,000	$243,000

Supplemental Pension
Service cost, benefits earned during the period	$17,384	$15,312	$8,692	$7,656
Interest cost on projected benefit obligation	25,546	26,887	12,773	13,443
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	9,960	4,732	4,980	2,366
Net periodic supplemental pension expense	$52,890	$46,931	$26,445	$23,465

Postretirement, Medical and Life
Service cost, benefits earned during the period	$17,500	$16,500	$8,750	$8,250
Interest cost on projected benefit obligation	36,000	37,500	18,000	18,750
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(48,500)	(48,500)	(24,250)	(24,250)
Amortization of unrecognized net gain	-	-	-	-
Net periodic postretirement, medical and life expense	$5,000	$5,500	$2,500	$2,750

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

Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results is shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments (dollars in thousands):
	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,363	$-	$2	$11,365	$23,376	$-	$5	$23,381
Provision for loan losses	52	-	-	52	529	-	-	529
Net interest income after provision for loan losses	11,311	-	2	11,313	22,847	-	5	22,852
Other operating income	2,139	1,727	264	4,130	5,216	3,502	309	9,027
Other operating expenses	9,903	1,762	219	11,884	18,834	3,571	402	22,807
Income or (loss) before income tax expense	3,547	(35)	47	3,559	9,229	(69)	(88)	9,072
Income tax expense (benefit)	1,127	(14)	2	1,115	3,110	(26)	(70)	3,014
Segment net income (loss)	$2,420	$(21)	$45	$2,444	$6,119	$(43)	$(18)	$6,058

Segment assets					$1,259,532	$5,356	$2,571	$1,267,459

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,448	$-	$3	$11,451	$19,992	$-	$5	$19,997
Provision for loan losses	125	-	-	125	250	-	-	250
Net interest income after provision for loan losses	11,323	-	3	11,326	19,742	-	5	19,747
Other operating income	2,732	1,768	244	4,744	4,819	3,384	888	9,091
Other operating expenses	10,215	1,791	195	12,201	18,620	3,607	417	22,644
Income or (loss) before income tax expense	3,840	(23)	52	3,869	5,941	(223)	476	6,194
Income tax expense (benefit)	1,255	(9)	3	1,249	1,846	(86)	149	1,909
Segment net income (loss)	$2,585	$(14)	$49	$2,620	$4,095	$(137)	$327	$4,285

Segment assets					$1,228,705	$6,020	$2,311	$1,237,036

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

During January 2012, 10,238 shares were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $107 thousand related to this compensation was recognized during the period ending June 30, 2012.  This expense is accrued as shares are earned.

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

A summary of restricted stock activity from December 31, 2011 to June 30, 2012 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2011	12,458	$22.33
Granted	1,079	23.18
Vested	(624)	22.47
Forfeited or Cancelled	-	-
Nonvested at June 30, 2012	12,913	$22.40

As of June 30, 2012, there was $254,191 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of
4.12 years.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and six-month periods ended June 30, 2012, with comparisons to the comparable periods in 2011, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2011 Annual Report on Form 10-K, which was filed with the Securities and
Exchange Commission on March 28, 2012.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Corporation intends its forward-
looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  Statements regarding, among other things, the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-
looking statements. These statements can sometimes be identified by the Corporation's use of forward-
looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The
Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing our growth, competition, changes in law or the regulatory environment, including as a result of regulations or rules promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends.  Information concerning risks facing the Corporation can be found in our periodic filings with the Securities and Exchange Commission, including in our 2011 Annual Report on
Form 10-K.  These filings are available publicly on the SEC's website at http://www.sec.gov, on the
Corporation's website at http://www.chemungcanal.com or upon request from the Corporate Secretary at
(607) 737-3746.  Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Allowance for Loan Losses

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

Other-Than-Temporary Impairment

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI")
of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. The
Corporation assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  For the three-month and six-month periods ended June 30,
2012, the Corporation recognized no OTTI charges.

Goodwill and Other Intangible Assets

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

Financial Condition

Consolidated assets at June 30, 2012 totaled $1.267 billion, an increase of $51.2 million or 4.2% since
December 31, 2011.  The increase was principally due to a $59.0 million increase in loans, net of deferred fees and costs and unearned income, and a $21.3 million increase in cash and cash equivalents, offset primarily by a $21.9 million decrease in the Corporation’s securities portfolio and a $5.7 million decrease in other assets.

As noted above, total loans, net of deferred fees and costs and unearned income, increased $59.0 million or 7.4% from December 31, 2011 to June 30, 2012 driven primarily by increases in commercial loans
(including commercial mortgages) and total consumer loans totaling $29.4 million and $28.7 million, respectively, as well as a $912 thousand increase in residential mortgages.  The increase in commercial loans was due in large part to a $28.0 million increase in commercial loans at the Corporation’s offices located in FOFC’s former market area (the “Capital Region offices”), which were acquired in April of last year.  The increase in total consumer loans was due principally to a $26.9 million increase in indirect consumer loans and a $2.1 million increase in direct consumer installment loans, offset primarily by a $564 thousand decrease in home equity balances.  The increase in indirect consumer loans reflects reduced pricing on high quality indirect auto loans during the second quarter in an effort to put excess liquidity to better use, while the increase in direct consumer loans resulted from a loan promotion that began early in the second quarter of this year.  During the first half of this year, approximately $5.2 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $254 thousand originated and sold to the State of New York
Mortgage Agency.

The composition of the loan portfolio is summarized as follows:

	June 30, 2012	December 31, 2011
Commercial, financial and agricultural	$139,046,623	$142,209,279
Commercial mortgages	297,158,610	264,589,013
Residential mortgages	194,511,823	193,599,853
Indirect Consumer loans	124,061,078	97,165,447
Consumer loans	101,169,118	99,351,585

Total loans, net of deferred origination fees and cost, and unearned income	$855,947,252	$796,915,177

Securities

The available for sale segment of the securities portfolio totaled $260.9 million at June 30, 2012, a decrease of approximately $19.9 million or 7.1% from December 31, 2011.  At amortized cost, the available for sale portfolio decreased $20.3 million, with unrealized appreciation related to the available for sale portfolio increasing $374 thousand.  The decrease was principally due to paydowns on mortgage-backed securities and collateralized mortgage obligations totaling approximately $12.0 million and a $7.3 million decrease in federal agency bonds, as during the first half of 2012, purchases of federal agency bonds totaling $35.0 million were exceeded by called bonds.  In addition to the above, available for sale municipal bonds decreased $2.9 million.  These decreases were offset in part by a $1.9 million increase in U.S. Treasury bonds, as the purchase of a $27.5 million bond was partially offset by the sale of a U.S. Treasury bond in the first quarter of 2012.  The held to maturity portion of the portfolio, consisting of local municipal obligations, decreased approximately $2.0 million from $8.3 million at
December 31, 2011 to $6.3 million at June 30, 2012.

Cash and Cash Equivalents

As noted above, cash and cash equivalents increased $21.3 million since December 31, 2011.  This increase was principally due to a $15.8 million increase in interest-bearing deposits at other financial institutions due in large part to the significant increase in deposits as discussed below, along with the decrease in the securities portfolio, exceeding the growth in the loan portfolio.  Additionally, cash and due from financial institutions increased $5.5 million due to a $7.5 million increase in the volume of items in process of clearing through the Federal Reserve Bank, offset by a $2.0 million decrease in branch cash levels.  With total cash and due from banks totaling $74.2 million at June 30, 2012, the
Corporation continues to maintain a strong liquidity position and continues to evaluate alternative investment of these funds with caution given the historically low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Other Assets

A $5.7 million decrease in other assets was due principally to a $2.4 million decrease in the over payment of 2011 estimated income taxes and a $1.6 million decrease in net deferred tax assets.

Deposits

Since December 31, 2011, total deposits have increased $55.2 million or 5.5% to $1.054 billion, with public fund balances increasing $23.3 million and all other deposits increasing $31.9 million.  The increase in public fund deposits was due principally to increases in insured money market account
(“IMMA”) and NOW account balances totaling $9.8 million and $9.1 million, respectively, as well as a
$3.0 million increase in demand deposits and a $1.9 million increase in savings balances.  The increase in all other period-end deposits reflects a $45.1 million increase in IMMA balances, as well as increases in demand deposits and NOW accounts totaling $35.6 million and $4.7 million, respectively.  These increases were partially offset by a $37.2 million decrease in savings balances and a $16.4 million decrease in total time deposits.  Both the decrease in savings balances and the increase in IMMA accounts were impacted by an initiative to convert funds from the former Capital Bank tiered savings accounts into the Capital Bank Privilege IMMA account.

Other Borrowings

Both a $5.4 million decrease in securities sold under agreements to repurchase and a $2.2 million decrease in Federal Home Loan Bank of New York (“FHLB”) term advances reflect the maturity of obligations during the first half of this year.

Shareholders’ Equity

A $4.3 million increase in shareholders’ equity was primarily due to a $3.8 million increase in retained earnings as well as a $585 thousand increase in accumulated other comprehensive income.

Asset Quality

Non-Performing Loans

The recorded investment in non-performing loans at June 30, 2012 totaled $15.009 million compared to
$20.915 million at year-end 2011, a decrease of $5.906 million.  Not included in the non-performing loan totals are loans acquired in the April 2011 acquisition of Fort Orange Financial Corp. (“FOFC”)
and its wholly owned subsidiary, Capital Bank & Trust Company, which the Corporation has identified as purchased credit impaired (“PCI”) loans totaling $12.867 million at June 30, 2012, which are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”)
Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality”
as disclosed in Note 9 of the financial statements.  The decrease in non-performing loans was due to decreases in non-accrual loans and loans 90 days or more past due totaling $4.878 million and $1.028 million, respectively.  The $4.878 million decrease in non-accrual loans was principally due to a $4.837 million decrease in non-accrual commercial loans, as non-accrual commercial loans to one borrower were reduced $5.231 million, including $5.132 million from the receipt of funds under United States
Department of Agriculture (“USDA”) guarantees.  Other non-accrual commercial loans increased $394 thousand from December 31, 2011 to June 30, 2012.  Additionally, during the first six months of 2012, non-accrual residential mortgages decreased $118 thousand, while non-accrual home equity and consumer loans increased $12 thousand and $65 thousand, respectively.  It is generally the Corporation's policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  Loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The recorded investment in accruing loans 90 days or more past due totaled $6.276 million at June 30,
2012 compared to $7.304 million at year-end 2011, a decrease of $1.028 million.  This decrease was principally due to a $1.025 million decrease in construction loans not considered by management to be
PCI loans acquired in the FOFC acquisition totaling $6.270 million at June 30, 2012, which for a variety of reasons are 90 days or more past their stated maturity dates, however the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

At June 30, 2012, other real estate owned (“OREO”) totaled $970 thousand compared to $898 thousand at December 31, 2011, an increase of $72 thousand.  During the first half of 2012, three properties totaling $223 thousand were placed in OREO and three properties totaling $131 thousand were sold.
Additionally, the Corporation recognized a write-down on one property totaling $20 thousand following the receipt of an updated appraisal.

Impaired Loans

Impaired loans, excluding residential real estate loans determined to be troubled debt restructurings, at
June 30, 2012 totaled $4.566 million compared to $9.879 million at December 31, 2011.  Not included in the impaired loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as PCI loans as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease of $5.313 million resulted principally from the above-discussed decrease in non-accrual commercial loans.  Included in the impaired loan total at June
30, 2012 are loans totaling $3.459 million for which impairment allowances of $1.330 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2011, the impaired loan total included $6.093 million of loans for which specific impairment allowances of $1.942 thousand were allocated to the allowance for loan losses.  The decrease in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due in large part to the above mentioned receipt of funds under USDA guarantees.  The reduction in specific impairment allowances allocated to the allowance for loan losses was also related to the above mentioned receipt of funds as well as improvement in the collateral position on an impaired loan.  The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the
Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired.  Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-
off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  If market conditions warrant, future appraisals are obtained.  Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest.

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

The following table summarizes the Corporation's recorded investment in non-performing assets:

(dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans	$8,733	$13,611
Troubled debt restructurings	-	-
Accruing loans past due 90 days or more	6,276	7,304
Total non-performing loans	$15,009	$20,915
Other real estate owned	970	898
Total non-performing assets	$15,979	$21,813

In addition to non-performing loans, as of June 30, 2012, the Corporation has identified commercial relationships totaling $7.8 million as potential problem loans, as compared to $8.2 million at December
31, 2011.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in the disclosure of such loans as non-performing at some time in the future.  Potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as
"substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require increased allowance coverage and provisions for loan losses.

Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as historical loan loss experience, review of specific problem loans (including evaluation of the underlying collateral), changes in the composition and volume of the loan portfolio, recent charge-off experience, overall portfolio quality, current economic conditions that may affect the borrowers' ability to pay and, as of the first quarter of 2012, global and national fiscal uncertainties, including their potential effects on our borrowers.

During the second quarter of this year, the provision for loan loss expense totaled $52 thousand as compared to $125 thousand during the comparable period in 2011, a decrease of $73 thousand.  This decrease was principally due to the improvement in the volume of non-performing and impaired loans, resulting in a reduction in allocations to the allowance for loan losses related to these loans, which was offset in part by loan portfolio growth and allowances for this growth after consideration of the factors described above.  The year-to-date provision for loan loss expense totaled $529 thousand compared to
$250 thousand for the comparable period in the prior year, an increase of $279 thousand.  This increase was principally due to $221 thousand of impairment charges recognized on certain PCI loans.  The balance of the increase was related to loan portfolio growth, which was offset in part by improved credit quality as noted above and a reduction in specific allocations on non-performing loans.

During the second quarter of this year, the Corporation recorded net recoveries of $58 thousand compared to net recoveries of $40 thousand during the second quarter of last year.  This improvement was principally due to a $77 thousand increase in net commercial loan recoveries and a $15 thousand decrease in net consumer loan charge-offs, partially offset by a $74 thousand increase in net residential mortgage charge-offs. During the first six months of 2012, net recoveries totaled $81 thousand compared to net recoveries of $8 thousand during the first half of last year.  This $73 thousand improvement in net recoveries was due to a $95 thousand increase in net commercial loan recoveries and an $81 thousand decrease in net consumer loan charge-offs, offset in part by a $103 thousand increase in residential mortgage charge-offs.  At June 30, 2012, the Corporation's allowance for loan losses on legacy loans totaled $10.097 million, resulting in a coverage ratio of allowance to non-
performing loans of 67.3%.  Included in the non-performing loan totals are loans totaling $350 thousand for which previous partial charge-offs have been recognized.  Excluding these loans, the coverage ratio of allowance to non-performing loans was 68.9%.  This ratio, as well as the ratio of allowance to total loans, was impacted by the April 2011 FOFC acquisition, as current accounting rules do not allow the acquiror to transfer the acquiree’s allowance for loan losses to the acquiror’s balance sheet.  Rather, the acquiree’s overall loan quality is a component in determining the fair value of loans acquired, which are carried on the balance sheet at fair value.  Excluding Acquired loans reported above as non-performing loans totaling $7.518 million, the allowance to non-performing loan ratio was 141.4%.  Excluding loans acquired in the FOFC acquisition, the allowance for loan losses on Legacy loans to total Legacy loans was 1.38% and represents an amount that management believes is adequate to absorb probable incurred loan losses on the Corporation’s Legacy loan portfolio.

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

At June 30, 2012, in addition to the qualitative factors allocated within the allowance, the Corporation maintained $414 thousand of the allowance as unallocated.  While some improvements have been seen in the local economy and some loans have improved, the recovery is still fragile and management believes it is prudent to see a longer period of sustained improvement before completely reflecting this in the allowance.  Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would not be prudent to eliminate the unallocated portion of the allowance at this time.

Activity in the allowance for loan losses was as follows:

	Six Months Ended June 30, 2012
(dollars in thousands)	Legacy Loans	Acquired Loans
Balance at beginning of period	$9,659	$-
Reclassification of acquired loan discount	-	124
Charge-offs:
Commercial, financial and agricultural	(6)	-
Commercial mortgages	(8)	(49)
Residential mortgages	(73)	-
Consumer loans	(273)	-
Total	(360)	(49)
Recoveries:
Commercial, financial and agricultural	352	-
Commercial mortgages	30	-
Residential mortgages	-	-
Consumer loans	108	-
Total	490	-
Net recoveries (charge-offs)	130	(49)
Provision charged to operations	308	221
Balance at end of period	$10,097	$296

Six Months Ended June 30, 2011
(dollars in thousands)
Balance at beginning of period	$9,498
Charge-offs:
Commercial, financial and agricultural	(3)
Commercial mortgages	(4)
Residential mortgages	-
Consumer loans	(340)
Total	(347)
Recoveries:
Commercial, financial and agricultural	205
Commercial mortgages	26
Residential mortgages	30
Consumer loans	94
Total	355
Net recoveries (charge-offs)	8
Provision charged to operations	250
Balance at end of period	$9,756

Results of Operations

Second Quarter of 2012 vs. Second Quarter of 2011

Net income for the second quarter of 2012 totaled $2.444 million, a decrease of $176 thousand or 6.7%
as compared to second quarter 2011 net income of $2.620 million.  Earnings per share were down 7.0%
from $0.57 to $0.53 per share on 4,891 additional average shares outstanding.  The decrease in earnings was due principally to decreases in net interest income and non-interest income, offset in part by lower operating expenses and a decrease in the provision for loan loss expense.

Net interest income for the second quarter of 2012 compared to the second quarter of 2011 decreased
$86 thousand or 0.8%, with the net interest margin decreasing 11 basis points to 3.97%.  The decrease in net interest income and margin was due to a 25 basis point decrease in the yield on average earning assets, offset in part by a 17 basis point decrease in the cost of average interest bearing liabilities and an increase in average earning assets.  Average earning assets increased $23.9 million or 2.1% as a $57.8 million increase in average loans was partially offset by decreases in average interest bearing deposits at other financial institutions and average investment securities totaling $22.6 million and $11.3 million, respectively.  While average earning assets increased 2.1%, total interest and dividend income decreased
$468 thousand or 3.5% as the yield on average earning assets decreased 25 basis points to 4.46%.

Total average funding liabilities, including non-interest bearing demand deposits, as compared to the second quarter of last year, increased $17.6 million or 1.6% to $1.114 billion as a $30.0 million increase in average deposits was partially offset by a $12.4 million decrease in average borrowings.  Average non-interest bearing deposits increased $32.9 million, while total average interest bearing deposits were down $2.9 million.  The decrease in average interest bearing deposits was due to a $53.8 million decrease in average time deposits and a $20.1 million decrease in average savings accounts.  These decreases were offset in part by a $62.2 million increase in average IMMA accounts and an $8.8 million increase in average NOW accounts.  The decrease in average borrowings was primarily due to decreases in average securities sold under agreements to repurchase and average FHLB term borrowings totaling $11.8 million and $553 thousand, respectively.  While average interest bearing liabilities decreased $15.3 million or 1.8%, interest expense decreased $382 thousand or 21.4%, as the cost of average interest bearing liabilities decreased 17 basis points to 0.67%.

The provision for loan loss expense in the second quarter of this year totaled $52 thousand compared to
$125 thousand in the second quarter of 2011, a decrease of $73 thousand.  As discussed under the “Asset
Quality” section of this report, the decrease in the provision for loan losses reflects in large part the improvement in credit quality and a reduction in specific allocations on impaired loans, somewhat offset by loan growth and the associated allocations on performing loans.  Management’s evaluation of the adequacy of the allowance for loan losses takes into consideration several factors including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions, global and national fiscal uncertainties and loan growth.

Non-interest income was down $613 thousand or 12.9% compared to the second quarter of last year due principally to a $483 thousand decrease in gains recognized on the sale of securities, a $69 thousand decrease in gains on the sale of OREO, a $42 thousand decrease in Wealth Management Group fee income and decreases in check card interchange fee income and service charges totaling $36 thousand and $27 thousand, respectively.  Additionally, during the second quarter of 2011 we received approximately $41 thousand in private mortgage insurance refunds on properties which prior to 2011 had been sold out of OREO.  The above decreases were offset in part primarily by increases in gains on the sale of mortgages and revenue at CFS Group, Inc. totaling $47 thousand and $40 thousand, respectively.

Operating expenses were down $317 thousand or 2.6% compared to the second quarter of 2011 due to a
$1.183 million decrease in merger related expenses associated with the FOFC acquisition.  Excluding these costs, all other operating expenses increased $867 thousand, or 7.9%.  This increase was due in large part to increases in salaries and employee benefits totaling $218 thousand and $385 thousand, respectively.  Other significant increases included a $187 thousand increase in data processing costs, an
$86 thousand increase in marketing and advertising expenses and a $44 thousand increase in education expense.  The increase in salaries reflects merit increases over the past year and higher incentive compensation, while the increase in employee benefits was due principally to increases in pension costs, health insurance and payroll taxes.  The increase in data processing reflects higher check card processing costs due in large part to costs incurred in converting to a new processor, as well as increases in software maintenance and license fees and Wealth Management Group processing costs.  Higher marketing and advertising expenses reflect an increase in advertising in the Capital Region.  The above increases were offset in part by decreases in professional services and stationery and supplies totaling $40 thousand and
$31 thousand, respectively.

A $134 thousand decrease in income tax expense reflects a $310 thousand decrease in pre-tax income, and a decrease in the effective tax rate from 32.3% to 31.3% due principally to an increase in the relative percentage of tax exempt income to pre-tax income.

Year-to-Date 2012 vs. Year-to-Date 2011

Net income for the six-month period ended June 30, 2012 totaled $6.059 million, an increase of $1.773 million or 41.4% compared to the corresponding period in 2011.  Earnings per share increased 26.0%
from $1.04 to $1.31 per share on 511,235 additional average shares outstanding, with the increase in average shares outstanding due principally to the Corporation’s acquisition of FOFC in April 2011.  The increase in earnings was due in part to a $2.215 million decrease in direct merger related transaction costs associated with the above acquisition, as well as the recognition of $780 thousand in casualty gains from flood insurance reimbursements in excess of the carrying amount of fixed assets lost in the
September 2011 flooding of our Owego and Tioga offices.  We also attribute the increase in net income to the FOFC acquisition, particularly due to the increase in net interest income.

Net interest income increased $3.383 million or 16.9% compared to the first six months of 2011 with the net interest margin increasing 16 basis points to 4.13%.  These increases reflect a higher level of average earning assets due in large part to the above acquisition and a 20 basis decrease in the cost of average interest bearing liabilities, offset by a 1 basis point decrease in the yield on average earning assets.
Average earning assets increased $123.7 million or 12.2%, as increases in average loans and investment securities totaling $119.1 million and $24.6 million, respectively were partially offset by a $20.0 million decrease in average interest bearing deposits at other financial institutions.  The increases in average loans and investment securities include increases at the Capital Region offices totaling $120.6 million and $14.8 million, respectively, reflecting the benefit of having these assets for a full six months as compared to approximately three months in 2011.  Due to the growth in average earning assets, total interest and dividend income increased $2.892 million or 12.4% despite a 1 basis point decrease in yield to 4.64%.

Total average funding liabilities, including non-interest bearing demand deposits increased $119.8 million or 12.1% to $1.106 billion as compared to the first six months of 2011 with average deposits and borrowings increasing $118.0 million and $1.8 million, respectively.  These increases include increases in average deposits and borrowings at the Capital Region offices of $78.6 million and $11.1 million, respectively.  In total, average non-interest bearing deposits increased $45.0 million, with Capital Region non-interest bearing deposits comprising $15.4 million of that increase.  Average interest bearing deposits increased $73.0 million, including a $63.2 million increase in average interest bearing deposits at the
Capital Region offices.  The increase in average interest bearing deposits was reflected principally in a
$52.1 million increase in average IMMA balances, a $22.1 million increase in average savings balances and an $18.1 million increase in average NOW accounts.  These increases were partially offset by a $19.3 million decrease in average time deposits.  While average interest-bearing liabilities increased $74.8 million or 9.8%, interest expense decreased $491 thousand or 14.4%, as the average cost of interest-bearing liabilities decreased 20 basis points to 0.70%.

A $279 thousand increase in the year-to-date provision for loan losses includes $221 thousand of impairment charges recognized on certain PCI loans acquired in the FOFC acquisition.  The balance of the increase was principally due to loan portfolio growth, offset by improved credit quality and a reduction in specific allocation on impaired loans.

Non-interest income was $64 thousand or 0.7% lower than last year due primarily to a $555 thousand decrease in revenue from our equity investment in Cephas Capital Partners, L.P. (“Cephas”), as well as a
$379 thousand decrease in realized gains on the sale of securities and a $69 thousand decrease in gains on the sale of OREO.  The decrease in revenue from our equity investment in Cephas was due in large part to a gain recognized during the first quarter of last year on the exercise of stock warrants held in one of their investments.  The above decreases were offset primarily by the above mentioned $780 thousand gain on flood insurance reimbursements, as well as increases in Wealth Management Group fee income and gains on the sale of mortgages of $118 thousand and $65 thousand, respectively.

Year-to-date operating expenses were $162 thousand or 0.7% higher than last year.  However, excluding direct merger related costs, all other operating expenses increased $2.377 million or 11.6%.  As was the case with second quarter results, this increase was significantly impacted by a $787 thousand increase in salaries, a $632 thousand increase in employee benefit costs and a $403 thousand increase in data processing expense.  The increase in salaries reflects additional compensation related to the Capital
Region offices, as well as merit increases over the past year and higher incentive compensation, while the increase in employee benefits was principally due to higher pension costs, health insurance and payroll taxes.  The increase in data processing reflects higher data communication line costs, as well as increases in hardware and software maintenance fees, check card processing costs, including costs associated with the conversion to a new processor and higher Wealth Management Group processing charges.  Other significant factors include a $162 thousand increase in marketing and advertising, a $147 thousand increase in net occupancy costs, a $132 thousand increase in loan and OREO expenses and an
$83 thousand increase in amortization of intangible assets.  These increases were all due in large part to higher costs related to the FOFC acquisition.

A $1.105 million increase in income tax expense was principally due to the $2.878 million increase in pre-tax income, as well as an increase in the effective tax rate from 30.8% to 33.2% due principally to a decrease in the relative percentage of tax exempt income to pre-tax income.

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
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011			Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$809,894	$22,705	5.64%	$690,759	$19,783	5.78%	$823,754	$11,034	5.39%	$765,918	$11,208	5.87%
Taxable securities	226,044	2,836	2.52%	201,575	2,842	2.84%	219,414	1,349	2.47%	226,177	1,594	2.83%
Tax-exempt securities	51,306	676	2.65%	51,203	685	2.70%	50,450	336	2.68%	55,034	369	2.69%
Federal funds sold	-	-	N/A	-	-	N/A	-	-	N/A	-	-	N/A
Interest-bearing deposits	51,816	88	0.34%	71,810	102	0.29%	56,455	46	0.33%	79,085	62	0.31%
Total earning assets	1,139,060	26,305	4.64%	1,015,347	23,412	4.65%	1,150,073	12,765	4.46%	1,126,214	13,233	4.71%

Non-earning assets:
Cash and due from banks	23,533			21,667			23,163			22,564
Premises and equipment, net	24,851			24,240			24,976			24,447
Other assets	52,998			42,812			51,100			51,959
Allowance for loan losses	(10,124)			(9,648)			(10,394)			(9,702)
AFS valuation allowance	13,639			10,655			13,543			11,675
Total	$1,243,957			$1,105,073			$1,252,461			$1,227,157

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$85,630	$45	0.11%	$67,454	$37	0.11%	$90,269	$24	0.11%	$81,437	$26	0.13%
Savings and insured money market deposits	405,903	447	0.22%	331,690	416	0.25%	410,518	211	0.21%	368,448	240	0.26%
Time deposits	265,959	1,266	0.96%	285,286	1,735	1.23%	262,630	595	0.91%	316,417	894	1.13%
Federal Home Loan Bank advances and securities sold under agreements to Repurchase	78,446	1,167	2.99%	76,661	1,227	3.23%	76,050	570	3.02%	88,485	622	2.82%
Total interest-bearing liabilities	835,938	2,925	0.70%	761,091	3,415	0.90%	839,467	1,400	0.67%	854,787	1,782	0.84%

Non-interest-bearing liabilities:
Demand deposits	270,314			225,338			274,159			241,266
Other liabilities	8,481			7,376			8,581			7,794
Total liabilities	1,114,733			993,805			1,122,207			1,103,847
Shareholders' equity	129,224			111,268			130,254			123,310
Total	$1,243,957			$1,105,073			$1,252,461			$1,227,157
Net interest income		$23,380			$19,997			$11,365			$11,451
Net interest rate spread			3.94%			3.75%			3.79%			3.87%
Net interest margin			4.13%			3.97%			3.97%			4.08%

The following table demonstrates the impact on net interest income of the changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Corporation.
For purposes of constructing this table, average investment securities are at average amortized cost and earning asset averages include non-performing loans.  Therefore, the impact of changing levels of non-
performing loans is reflected in the change due to rate, but does not affect changes due to volume.  No tax equivalent adjustments were made.

	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011			Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$3,399	$(477)	$2,922	$796	$(970)	$(174)
Taxable securities	331	(337)	(6)	(47)	(198)	(245)
Tax-exempt securities	2	(11)	(9)	(32)	(1)	(33)
Interest-bearing deposits	(32)	18	(14)	(19)	3	(16)

Total earning assets	$2,922	$(29)	$2,893	$265	(733)	(468)

Interest paid on:
Demand deposits	$10	$(2)	$8	$3	$(5)	$(2)
Savings and insured money market deposits	87	(56)	31	24	(53)	(29)
Time deposits	(111)	(358)	(469)	(139)	(160)	(299)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	29	(89)	(60)	(92)	40	(52)

Total interest-bearing liabilities	$318	$(808)	$(490)	$(31)	$(351)	$(382)

Net interest income	$2,604	$779	$3,383	$296	$(382)	$(86)
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

The Corporation is a member of the FHLB, which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $81.4 million and $76.8 million at June 30, 2012 and June 30, 2011, respectively.

During the first six months of 2012, cash and cash equivalents increased $21.3 million as compared to an increase of $23.3 million during the first six months of last year.  In addition to cash provided by operating activities, major sources of cash during the first six months of 2012 included proceeds from sales, maturities, calls and principal reductions on securities totaling $87.5 million and a $55.2 million increase in deposits.  Proceeds from the above were used primarily to fund purchases of securities totaling $65.8 million, a $58.4 million increase in loans, a decrease in securities sold under agreements to repurchase totaling $5.4 million, the payment of cash dividends in the amount of $2.3 million, a $2.2 million reduction in FHLB long term advances and purchases of fixed assets totaling $1.5 million.

In addition to cash provided by operating activities, major sources of cash during the first six months of
2011 included proceeds from sales, maturities, calls and principal reductions on securities totaling $73.8 million, a $27.1 million increase in deposits and $25.1 million in net cash received in the FOFC acquisition.  These proceeds were used primarily to fund purchases of securities totaling $83.9 million, a net decrease in securities sold under agreements to repurchase totaling $13.1 million, a $10.8 million net increase in loans, the payment of cash dividends in the amount of $1.8 million and purchases of fixed assets totaling $723 thousand.

As of June 30, 2012, the Bank’s leverage ratio was 8.21%.  The Tier I and Total Risk Adjusted Capital ratios were 11.22% and 12.65%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New York State
Department of Financial Services.

During the first six months of 2012 the Corporation declared cash dividends totaling $0.50 per share, unchanged from the dividends declared during the first six months of 2011.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of its capital position.  On November 16, 2011, the Corporation’s Board of Directors
approved a one year extension of the stock repurchase program that had been initially approved on
November 18, 2009 and extended for one year on November 17, 2010.  The extension authorizes the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first two years of the plan.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  Through June 30, 2012, a total of 62,342 shares had been purchased under this program.  During the first half of 2012, the
Corporation purchased 19,098 shares at a cost of $480 thousand or an average of $25.14 per share.  During the first six months of 2012, 18,010 shares were re-issued from treasury to fund the stock component of directors’ 2011 compensation, distributions under the Corporation’s directors’ deferred compensation plan, an unrestricted stock grant to an executive officer and a restricted stock grant to an executive officer.

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
It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At June 30, 2012, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.73% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 4.47%.  Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-
basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.69% and 6.96%, respectively.  Management is comfortable with the level of exposures at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At
June 30, 2012, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 9.18% and an immediate 200-basis point increase in interest rates would positively impact the market value by 0.21%.  Both are within the established tolerance limit of 15%.  Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 7.78% and 2.07%, respectively.
Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the first six months of 2012.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15,
2011.  In connection with the adoption of this amendment, the Corporation changed the presentation of the statement of comprehensive income for the Corporation to two consecutive statements instead of presenting it as part of the consolidated statements of shareholders' equity.

Item 3:                      Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of
Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4:                      Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2012 pursuant to Rule 13a-15 of the Securities
Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2012.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
For information related to this item please see Note 7 to the Corporation’s interim consolidated inancial statements included herein).

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual
Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and
Exchange Commission on March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/12-4/30/12	950	$25.00	950	37,152
5/1/12-5/31/12	1,280	$25.00	1,280	35,872
6/1/12-6/30/12	8,214	$25.26	8,214	27,658
Quarter ended 6/30/12	10,444	$25.21	10,444	27,658
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

3.4  Amended and Restated Bylaws of the Registrant, as amended to May 16, 2012. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference.

10.1 Change of Control Agreement with Mark A. Severson. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference.

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 13, 2012	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: August 13, 2012	By: /s/ Mark A. Severson
Mark A. Severson, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

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

3.4  Amended and Restated Bylaws of the Registrant, as amended to May 16, 2012. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference.

10.1 Change of Control Agreement with Mark A. Severson. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference.

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