Form 10-Q/A
period 2012-06-30
CHEMUNG FINANCIAL CORP
filed 2012-08-13
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q/A
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

EXHIBIT INDEX
Chemung Financial Corporation is filing this Amendment No.1 (the "Form 10-Q/A") to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on August 13, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101.  The Interactive Data File contained an incorrect Entity Central Index Key and was inadvertentley omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form-10-Q.  This Form 10-Q/A continues to speak as to the original filing date of the Form 10-Q, does not reflect events that may have occured subsequent to the original filing date, and does not modify or update any related disclosures in the Form 10-Q.

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