Form 10-Q
period 2012-09-30
CHEMUNG FINANCIAL CORP
filed 2012-11-13
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2012
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on November 12, 2012 was 4,572,875.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
                                                  CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
                                                                          CONSOLIDATED BALANCE SHEETS
                                                                                                (UNAUDITED)
	SEPTEMBER 30, 2012	DECEMBER, 31, 2011
ASSETS
Cash and due from financial institutions	$35,323,663	$28,204,699
Interest-bearing deposits in other financial institutions	45,908,073	24,697,154
Total cash and cash equivalents	81,231,736	52,901,853

Trading assets, at fair value	274,995	294,381
Securities available for sale, at estimated fair value	253,668,954	280,869,810
Securities held to maturity, estimated fair value of $6,881,172 at September 30, 2012 and $9,175,956 at December 31, 2011	6,162,503	8,311,921
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,760,500	5,509,350
Loans, net of deferred origination fees and costs, and unearned income	876,358,135	796,915,177
Allowance for loan losses	(10,827,971)	(9,659,320)
Loans, net	865,530,164	787,255,857

Loans held for sale	1,164,750	395,427
Premises and equipment, net	24,862,825	24,762,405
Goodwill	21,824,443	21,983,617
Other intangible assets, net	5,382,282	6,190,540
Bank owned life insurance	2,689,944	2,625,104
Other assets	19,426,761	25,159,322

Total assets	$1,286,979,857	$1,216,259,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$302,508,720	$258,835,961
Interest-bearing	780,666,800	739,656,878
Total deposits	1,083,175,520	998,492,839

Securities sold under agreements to repurchase	32,917,656	37,106,842
Federal Home Loan Bank term advances	28,045,741	43,343,918
Accrued interest payable	462,902	800,148
Dividends payable	1,143,770	1,141,081
Other liabilities	8,354,161	9,445,319
Total liabilities	1,154,099,750	1,090,330,147

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2012 and December 31, 2011	53,101	53,101
Additional-paid-in capital	45,537,843	45,582,861
Retained earnings	106,091,543	100,628,900
Treasury stock, at cost (734,997 shares at September 30, 2012; 741,003 shares at December 31, 2011)	(18,730,525)	(18,894,044)
Accumulated other comprehensive income (loss)	(71,855)	(1,441,378)

Total shareholders' equity	132,880,107	125,929,440

Total liabilities and shareholders' equity	$1,286,979,857	$1,216,259,587

See accompanying notes to unaudited consolidated financial statements.

                                                CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                                              (UNAUDITED)
	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
Interest and dividend income:	2012	2011	2012	2011
Loans, including fees	$34,078,132	$31,456,406	$11,373,583	$11,673,216
Taxable securities	4,142,224	4,347,409	1,306,484	1,504,393
Tax exempt securities	976,622	1,035,068	300,374	350,557
Interest-bearing deposits	122,693	166,955	34,573	65,139
Total interest and dividend income	39,319,671	37,005,838	13,015,014	13,593,305

Interest expense:
Deposits	2,532,630	3,325,900	774,741	1,138,130
Borrowed funds	868,131	783,022	234,155	285,084
Securities sold under agreements to repurchase	763,343	1,056,095	231,043	326,542
Total interest expense	4,164,104	5,165,017	1,239,939	1,749,756
Net interest income	35,155,567	31,840,821	11,775,075	11,843,549
Provision for loan losses	753,897	833,333	225,000	583,333
Net interest income after provision for loan losses	34,401,670	31,007,488	11,550,075	11,260,216

Other operating income:
Wealth management group fee income	5,170,016	5,131,119	1,667,628	1,746,958
Service charges on deposit accounts	3,143,061	3,180,733	1,110,897	1,130,824
Net gain on securities transactions	300,516	1,108,091	597	428,882
Other-than-temporary loss on investment securities:
Total impairment losses	-	(67,400)	-	(67,400)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	(67,400)	-	(67,400)
Net gain on sales of loans held for sale	270,265	132,902	125,885	53,571
Casualty gains	790,248	-	9,813	-
Gains on sales of other real estate owned	20,426	89,404	-	442
Income from bank owned life insurance	64,840	65,932	21,571	22,321
Other	3,328,329	3,779,231	1,123,830	1,012,865
Total other operating income	13,087,701	13,420,012	4,060,221	4,328,463

Other operating expenses:
Salaries and wages	13,710,584	12,534,215	4,661,858	4,272,613
Pension and other employee benefits	4,137,878	3,296,814	1,381,401	1,172,044
Net occupancy expenses	3,849,173	3,663,005	1,269,165	1,230,490
Furniture and equipment expenses	1,599,842	1,549,048	503,995	486,518
Data processing expense	3,279,379	2,881,150	971,601	976,050
Amortization of intangible assets	808,258	753,192	260,069	288,001
Marketing and advertising expense	915,632	790,797	270,567	307,986
Losses on sales of other real estate owned	92,430	1,671	67,503	-
Other real estate owned expenses	286,137	86,040	154,238	37,549
FDIC insurance	615,360	737,281	205,317	294,897
Merger related expenses	30,145	2,243,919	21,600	20,500
Other	4,874,856	4,724,854	1,625,686	1,530,740
Total other operating expenses	34,199,674	33,261,986	11,393,000	10,617,388
Income before income tax expense	13,289,697	11,165,514	4,217,296	4,971,291
Income tax expense	4,397,279	3,589,455	1,383,451	1,680,351
Net income	$8,892,418	$7,576,059	$2,833,845	$3,290,940
Weighted average shares outstanding	4,639,985	4,297,777	4,641,547	4,637,392
Basic and diluted earnings per share	$1.92	$1.76	$0.61	$0.71

See accompanying notes to unaudited consolidated financial statements.

                                                CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
                                               NSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                                          (UNAUDITED)
	Nine Months Ended September 30		Three Months Ended September 30,
	2012	2011	2012	2011

Net income	$8,892,418	$7,576,059	$2,833,845	$3,290,940

Other comprehensive income
Unrealized holding gains on securities available for sale	1,633,195	5,448,351	959,668	294,210
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	-	27,725	-	(9,425)
Reclassification adjustment gains realized in net income	(300,516)	(1,108,091)	(597)	(428,882)
Net unrealized gains (losses)	1,332,679	4,367,985	959,071	(144,097)
Less: Tax effect	544,460	1,689,798	368,668	(55,746)
Net of tax amount	788,219	2,678,187	590,403	(88,351)

Change in funded status of defined benefit pension plan and other benefit plans	944,286	464,097	314,762	154,699
Less: Tax effect	362,982	179,541	120,994	59,847
Net of tax amount	581,304	284,556	193,768	94,852

Total other comprehensive income	1,369,523	2,962,743	784,171	6,501

Comprehensive income	$10,261,941	$10,538,802	$3,618,016	$3,297,441

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563
Net income	-	-	7,576,059	-	-	7,576,059
Other comprehensive income	-	-	-	-	2,962,743	2,962,743
Restricted stock awards	-	21,226	-	-	-	21,226
Restricted stock units for directors' deferred compensation plan	-	61,129	-	-	-	61,129
Cash dividends declared ($.75 per share)	-	-	(3,175,394)	-	-	(3,175,394)
Distribution of 10,378 shares of treasury stock for directors’ compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee compensation	-	(6,140)	-	61,140	-	55,000
Distribution of 286 shares of treasury stock for deferred directors’ compensation	-	(7,364)	-	7,310		(54)
Distribution of 4,387 shares of treasury stock for employee restricted stock awards	-	(60,800)	-	112,090	-	51,290
Purchase of 13,981 shares of treasury stock	-	-	-	(327,413)	-	(327,413)
Sale of 3,900 shares of treasury stock	-	(10,101)	-	99,606	-	89,505
Issuance of 1,009,942 shares related to FOFC Merger	10,100	23,723,538	-	-	-	23,733,638
Balances at September 30, 2011	$53,101	$45,709,779	$98,808,285	$(18,948,660)	$3,065,218	$128,687,723

Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440
Net income	-	-	8,892,418	-	-	8,892,418
Other comprehensive income	-	-	-	-	1,369,523	1,369,523
Restricted stock awards	-	61,062	-	-	-	61,062
Restricted stock units for directors' deferred compensation plan	-	65,151	-	-	-	65,151
Cash dividends declared ($.75 per share)	-	-	(3,429,775)	-	-	(3,429,775)
Distribution of 10,238 shares of treasury stock for directors' compensation	-	(28,121)	-	261,069	-	232,948
Distribution of 3,453 shares of treasury stock for employee compensation	-	(8,052)	-	88,052	-	80,000
Distribution of 3,240 shares of treasury stock for deferred directors’ compensation	-	(81,747)	-	82,588		841
Distribution of 2,095 shares of treasury stock for employee restricted stock awards	-	(53,412)	-	53,412	-	-
Purchase of 23,120 shares of treasury stock	-	-	-	(579,051)	-	(579,051)
Sale of 10,100 shares of treasury stock	-	101	-	257,449	-	257,550
Balances at September 30, 2012	$53,101	$45,537,843	$106,091,543	$(18,730,525)	$(71,855)	$132,880,107
See accompanying notes to unaudited consolidated financial statements.

                                        CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$8,892,418	$7,576,059
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	808,258	753,192
Provision for loan losses	753,897	833,333
Depreciation and amortization of fixed assets	2,187,234	2,129,738
Amortization of premiums on securities, net	1,343,743	960,973
Gains on sales of loans held for sale, net	(270,265)	(132,902)
Proceeds from sales of loans held for sale	8,992,854	5,523,214
Loans originated and held for sale	(9,491,912)	(4,977,727)
Net losses (gains) on sale of other real estate owned	72,004	(87,733)
Net (gains) losses on trading assets	(28,261)	14,966
Net gains on securities transactions	(300,516)	(1,108,091)
Net impairment loss recognized on investment securities	-	67,400
Proceeds from sales of trading assets	96,498	-
Purchase of trading assets	(48,851)	(264,244)
Decrease in other assets	4,294,238	3,001,325
Decrease (increase) in prepaid FDIC assessment	559,406	(49,464)
Decrease in accrued interest payable	(337,246)	(265,000)
Expense related to restricted stock units for directors' deferred compensation plan	65,151	61,129
Expense related to employee stock compensation	80,000	55,000
Expense related to employee stock awards	61,062	21,226
Decrease in other liabilities	(820,424)	(2,243,010)
Income from bank owned life insurance	(64,840)	(65,932)
Net cash provided by operating activities	16,844,448	11,803,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	70,370,086	67,741,210
Proceeds from maturities and principal collected on securities available for sale	21,396,640	23,608,123
Proceeds from maturities and principal collected on securities held to maturity	3,731,924	3,448,732
Purchases of securities available for sale	(64,276,418)	(95,911,022)
Purchases of securities held to maturity	(1,582,507)	(3,319,281)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(26,250)	(1,002,500)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	775,100	237,250
Purchases of premises and equipment	(2,287,654)	(1,307,723)
Cash paid Fort Orange Financial Corporation acquisition	-	(8,137,816)
Cash received Fort Orange Financial Corporation acquisition	-	33,284,995
Proceeds from sales of other real estate owned	294,229	356,207
Net increase in loans	(78,356,344)	(10,967,168)
Net cash (used) provided by investing activities	(49,961,194)	8,031,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	112,724,881	70,452,474
Net decrease in time deposits and individual retirement accounts	(28,042,200)	(15,073,756)
Net decrease in securities sold under agreements to repurchase	(4,189,186)	(13,889,730)
Repayments of Federal Home Loan Bank long term advances	(15,298,177)	(317,990)
Purchase of treasury stock	(579,051)	(327,413)
Sale of treasury stock	257,449	89,505
Cash dividends paid	(3,427,087)	(2,914,582)
Net cash provided by financing activities	61,446,629	38,018,508
Net increase in cash and cash equivalents	28,329,883	57,852,967
Cash and cash equivalents, beginning of period	52,901,853	60,619,777
Cash and cash equivalents, end of period	$81,231,736	$118,472,744

(continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,501,350	$5,126,397
Income Taxes	$3,500	$3,340,847
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$512,686	$308,976

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

The data in the consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements in the Corporation's 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2012.  That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, comprehensive income and shareholders' equity, and cash flows should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the 2011 Annual
Report on Form 10-K.  Amounts in prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Corporation's financial position as of September 30, 2012 and December 31, 2011, and results of operations for the three and nine-month periods ended September 30, 2012 and 2011, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. Subsequent events were evaluated for any required recognition or disclosure. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

2.           Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by
4,639,985 and 4,297,777 weighted average shares outstanding for the nine-month periods ended
September 30, 2012 and 2011, respectively and 4,641,547 and 4,637,392 weighted average shares outstanding for the three-month periods ended September 30, 2012 and 2011, respectively.  There were no dilutive common stock equivalents during the three and nine-month periods ended September 30,
2012 or 2011.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15,
2011.  In connection with the adoption of this amendment, the Corporation changed the presentation of the statement of comprehensive income for the Corporation to two consecutive statements instead of presenting it as part of the consolidated statements of shareholders’ equity.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at September 30, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$146,650,654	$37,917,000	$108,733,654	$-
Mortgage-backed securities, residential	36,285,767	-	36,285,767	-
Obligations of states and political subdivisions	41,609,614	-	41,609,614	-
Collateralized mortgage obligations	4,727,378	-	4,727,378	-
Corporate bonds and notes	13,764,840	-	13,764,840	-
SBA loan pools	1,783,390	-	1,783,390	-
Trust Preferred securities	2,462,006	-	2,016,406	445,600
Corporate stocks	6,385,305	5,731,308	653,997	-
Total available for sale securities	$253,668,954	$43,648,308	$209,575,046	$445,600

Trading assets	$274,995	$274,995	$-	$-

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$152,079,770	$35,950,000	$116,129,770	$-
Mortgage-backed securities, residential	50,766,604	-	50,766,604	-
Obligations of states and political subdivisions	46,512,971	-	46,512,971	-
Trust Preferred securities	2,310,066	-	2,015,156	294,910
Corporate bonds and notes	13,684,199	-	13,684,199	-
Collateralized mortgage obligations	7,536,753	-	7,536,753	-
SBA loan pools	1,949,606	-	1,949,606	-
Corporate stocks	6,029,841	5,339,839	690,002	-
Total available for sale securities	$280,869,810	$41,289,839	$239,285,061	$294,910

Trading assets	$294,381	$294,381	$-	$-

There were no transfers between Level 1 and Level 2 during the three or nine-month periods ending
September 30, 2012 or the year ending December, 31, 2011.

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

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ending
September 30, 2012 and 2011:

	Fair Value Measurement for Nine-Months Ended September 30, 2012 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Nine-Months Ended September 30, 2011 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance	$294,910	$334,585
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	(67,400)
Included in other comprehensive income	150,690	27,725
Transfers in and/or out of Level 3	-	-
Ending balance September 30	$445,600	$294,910

	Fair Value Measurement for Three-Months Ended September 30, 2012 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Three-Months Ended September 30, 2011 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance	$343,035	$371,735
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	(67,400)
Included in other comprehensive income	102,565	(9,425)
Transfers in and/or out of Level 3	-	-
Ending balance September 30	$445,600	$294,910

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at September 30, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$1,324,350	$-	$-	$1,324,350
Commercial mortgages:		-	-
Other	423,036	-	-	423,036
Total Impaired Loans	$1,747,386	$-	$-	$1,747,386

Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Other	400,755	-	-	400,755
Residential mortgages	427,871	-	-	427,871
Consumer loans:
Home equity lines & loans	4,000	-	-	4,000
Total Other real estate owned, net	$933,826	$-	$-	$933,826

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$831,601	$-	$-	$831,601
Commercial mortgages:		-	-
Other	3,321,838	-	-	3,321,838
Total Impaired Loans	$4,153,439	$-	$-	$4,153,439

Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$218,040	$-	$-	$218,040
Commercial mortgages:
Other	366,760	-	-	366,760
Residential mortgages	276,355	-	-	276,355
Consumer loans:
Home equity lines & loans	36,600	-	-	36,600
Total Other real estate owned, net	$897,755	$-	$-	$897,755

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,790,932 with a valuation allowance of $1,043,546 as of
September 30, 2012, resulting in no additional provision for loan losses for the three and nine-month periods ending September 30, 2012.  Impaired loans had a principal balance of $6,095,645, with a valuation allowance of $1,942,206 as of December 31, 2011, resulting in a $958,333 provision for loan losses for the year ending December 31, 2011.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $933,826 at September 30, 2012.  The net carrying amount reflects the outstanding balance of
$1,126,193 net of a valuation allowance of $192,367 at September 30, 2012, which resulted in a write down of $96,600 and $116,840 for the three and nine-month periods ending September 30, 2012.
OREO had a net carrying amount of $897,755 at December 31, 2011.  The net carrying amount reflects the outstanding balance of $1,009,162 net of a valuation allowance of $111,407 at December 31, 2011, which resulted in write downs of $12,120 for the year ending December 31, 2011.

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2012 and December 31, 2011, are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2012 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$35,324	$35,324	$-	-	$35,324
Interest-bearing deposits in other financial institutions	45,908	42,796	3,112	-	45,908
Trading assets	275	275	-	-	275
Securities available for sale	253,669	43,648	209,575	446	253,669
Securities held to maturity	6,163	-	6,881	-	6,881
Federal Home Loan and Federal Reserve Bank stock	4,761	-	-	-	N/A
Net loans	865,530	-	-	899,909	899,909
Loans held for sale	1,165	-	1,165	-	1,165
Accrued interest receivable	4,411	333	1,634	2,444	4,411

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	834,228	834,228	-	-	834,228
Time deposits	248,948	-	250,568	-	250,568
Securities sold under agreements to repurchase	32,918	-	35,671	-	35,671
Federal Home Loan Bank advances	28,046	-	30,740	-	30,740
Accrued interest payable	463	15	448	-	463
Dividends payable	1,144	1,144	-	-	1,144

	December 31, 2011
Financial assets:	Carrying Amount	Estimated Fair Value (1)
Cash and due from financial institutions	$28,205	$28,205
Interest-bearing deposits in other financial institutions	24,697	24,697
Trading assets	294	294
Securities available for sale	280,870	280,870
Securities held to maturity	8,312	9,176
Federal Home Loan and Federal Reserve Bank stock	5,509	N/A
Net loans	787,256	805,760
Loans held for sale	395	395
Accrued interest receivable	3,882	3,882

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	721,503	721,503
Time deposits	276,990	279,441
Securities sold under agreements to repurchase	37,107	40,019
Federal Home Loan Bank advances	43,344	46,603
Accrued interest payable	800	800
Dividends payable	1,141	1,141
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

The methods and assumptions used to estimate fair value are described as follows:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in 90 days or less, the carrying value approximates fair value of which non interest-bearing deposits are classified as Level 1 and interest-
bearing deposits with the Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank
of New York (“FRB”) are classified as Level 1, and time deposits are classified as Level 2.

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

	2012	2011
Beginning of year	$21,983,617	$9,872,375
Acquired goodwill	-	12,284,838
Adjustment of Acquired goodwill (1)	(159,174)	-
September 30,	$21,824,443	$22,157,213

(1) Adjustment related to Fort Orange Financial Corp. acquisition.

Acquired intangible assets were as follows at September 30, 2012 and December 31, 2011:

	At September 30, 2012		At December 31, 2011
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$1,655,826	$3,819,798	$1,213,118
Other customer relationship intangibles	6,063,423	2,845,113	6,063,423	2,479,563
Total	$9,883,221	$4,500,939	$9,883,221	$3,692,681

Aggregate amortization expense was $808,258 and $753,192 for the nine-month periods ended
September 30, 2012 and 2011, respectively.

The remaining estimated aggregate amortization expense at September 30, 2012 is listed below:

Year	Estimated Expense
2012	$238,462
2013	876,524
2014	777,801
2015	681,176
2016	607,713
2017 and thereafter	2,200,606
Total	$5,382,282

6.           Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the accumulated other comprehensive income or loss balance, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at September 30, 2012
Unrealized gains on securities available for sale	$7,987,055	$788,219	$8,775,274
Unrealized loss on pension plans and other benefit plans	(9,428,433)	581,304	(8,847,129)
Total	$(1,441,378)	$1,369,523	$(71,855)

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

On February 14, 2011 and April 14, 2011, the Bank received separate settlement demands from representatives of beneficiaries of certain trusts for which the Bank has acted as trustee.  The settlement demands relate to alleged claims of, among other things, breach of the Bank’s fiduciary duties as trustee, including the Bank’s alleged failure to adequately diversify the relevant trust portfolios. The beneficiaries seek aggregate damages of up to approximately $27.0 million.  On September 16, 2011, the beneficiaries objected in the Surrogate’s Court of the State of New York, County of Chemung (the
“Surrogate’s Court”) to accountings with respect to the above-mentioned trusts provided by the Bank, based on allegations similar to those offered in the settlement demands.  The matter remains pending at the Surrogate’s Court.  Although these matters are inherently unpredictable, management will defend against these claims vigorously.  Management has concluded that it is reasonably possible, but not probable, that the financial position, results of operations or cash flows of the Corporation could be materially adversely affected in any particular period by the unfavorable resolution of these claims, not withstanding any potential recovery under applicable insurance coverage.  An amount of loss or range of loss cannot be reasonably estimated at this time.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

8.           Securities

Amortized cost and estimated fair value of securities available for sale are as follows:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$142,730,477	$3,920,177	$-	$146,650,654
Mortgage-backed securities, residential	33,801,646	2,484,121	-	36,285,767
Collateralized Mortgage obligations	4,653,401	74,909	931	4,727,379
Obligations of states and political subdivisions	39,800,910	1,810,542	1,838	41,609,614
Corporate bonds and notes	13,421,730	346,574	3,464	13,764,840
SBA loan pools	1,743,803	39,587	-	1,783,390
Trust Preferred securities	2,517,440	127,991	183,425	2,462,006
Corporate stocks	744,715	5,645,849	5,260	6,385,304
Total	$239,414,122	$14,449,750	$194,918	$253,668,954

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$149,140,715	$3,022,726	$83,671	$152,079,770
Mortgage-backed securities, residential	48,129,271	2,637,334	-	50,766,605
Collateralized mortgage obligations	7,412,471	135,603	11,321	7,536,753
Obligations of states and political subdivisions	44,561,789	1,954,265	3,083	46,512,971
Corporate bonds and notes	13,461,675	418,969	196,446	13,684,198
SBA loan pools	1,915,419	34,187	-	1,949,606
Trust preferred securities	2,538,285	132,516	360,735	2,310,066
Corporate stocks	788,030	5,246,655	4,844	6,029,841
Total	$267,947,655	$13,582,255	$660,100	$280,869,810

Amortized cost and estimated fair value of securities held to maturity are as follows:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$6,162,503	$718,669	$-	$6,881,172

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$8,311,921	$864,035	$-	$9,175,956

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.
Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately:

	September 30, 2012
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$58,024,142	$58,383,376	$1,606,365	$1,633,074
After One, But Within Five Years	133,178,606	138,326,611	3,147,444	3,490,139
After Five, But Within Ten Years	6,638,784	7,331,527	1,408,694	1,757,959
After Ten Years	629,025	445,600	-	-
Mortgage-backed securities, residential	33,801,646	36,285,767	-	-
Collateralized mortgage obligations	4,653,401	4,727,379	-	-
SBA loan pools	1,743,803	1,783,390	-	-
Total	$238,669,407	$247,283,650	$6,162,503	$6,881,172

Proceeds from sales and calls of securities available for sale for the three and nine months ended
September 30, 2012 were $1,002,052 and $70,370,086, respectively.  Realized gross gains on these sales and calls were $597 and $300,516 during the three and nine month periods ended September 30, 2012, respectively.  There were no sales or calls of securities available for sale that resulted in losses for the three or nine-months ended September 30, 2012.

Proceeds from sales and calls of securities available for sale for the three and nine months ended
September 30, 2011, were $11,085,156 and $67,741,210, respectively.  Realized gross gains on these sales and calls were $428,882 and $1,108,091 during the three and nine month periods ended
September 30, 2011, respectively.  There were no sales or calls of securities available for sale that resulted in losses for the three or nine-months ended September 30, 2011.

The following tables summarize the investment securities available for sale and held to maturity with unrealized losses at September 30, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$22,087	70	$178,729	$861	$200,816	$931
Obligations of states and political subdivisions	430,847	1,838	-	-	430,847	1,838
Corporate bonds and notes	-	-	494,297	3,464	494,297	3,464
Trust preferred securities	-	-	445,600	183,425	445,600	183,425
Corporate stocks	-	-	48,370	5,260	48,370	5,260
Total temporarily impaired securities	$452,934	$1,908	$1,166,996	$193,010	$1,619,930	$194,918

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$27,365,920	$83,671	$-	$-	$27,365,920	$83,671
Collateralized mortgage obligations	2,546,461	11,321	-	-	2,546,461	11,321
Obligations of states and political subdivisions	947,203	3,083	-	-	947,203	3,083
Corporate bonds and notes	5,261,074	196,446	-	-	5,261,074	196,446
Trust preferred securities	-	-	294,910	360,735	294,910	360,735
Corporate stocks	1,669	1,969	47,117	2,875	48,786	4,844
Total temporarily impaired securities	$36,122,327	$296,490	$342,027	$363,610	$36,464,354	$660,100

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

As of September 30, 2012, the majority of the Corporation's unrealized losses in the investment securities portfolio related to one pooled trust preferred security. The decline in fair value on this security is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on this security.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in this security if it was sold at this time.

Our analysis of this investment includes a $629,025 book value collateralized debt obligation ("CDO")
which is a pooled trust preferred security. This security was rated high quality at inception, but at
September 30, 2012 Moody's rated this security as Caa3, which is defined as substantial risk of default.
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

Upon completion of the September 30, 2012 analysis, our model indicated no additional OTTI on this
CDO.  This security remained classified as available for sale and represented $183,425 of the unrealized losses reported at September 30, 2012.  Payments continue to be made as agreed on this security.

When conducting the September 30, 2012 analysis, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis.  The analysis indicated no further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams.  Additionally, to estimate fair value the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the security based on current market conditions and interest rates.  This comparison indicated an increase in value during the quarter, based on factors other than credit, which resulted in a gain reported in other comprehensive income.
Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore, the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total OTTI recognized in accumulated other comprehensive income was $111,329 and $220,459 for securities available for sale at September 30, 2012 and
December 31, 2011, respectively.

The tables below present a roll forward of the cumulative credit losses recognized in earnings for the three and nine-month periods ending September 30, 2012 and 2011:

	2012	2011
Beginning balance, January 1,	$3,506,073	$3,438,673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	67,400

Ending balance, September 30,	$3,506,073	$3,506,073

Beginning balance, July 1,	$3,506,073	$3,438,673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	67,400

Ending balance, September 30,	$3,506,073	$3,506,073

9.           Loans and Allowance for Loan Losses

The composition of the loan portfolio is summarized as follows:

	September 30, 2012	December 31, 2011
Commercial, financial and agricultural	$133,365,046	$142,209,279
Commercial mortgages	311,126,130	264,589,013
Residential mortgages	193,049,212	193,599,853
Indirect consumer loans	130,969,296	97,165,447
Consumer loans	107,848,451	99,351,585

	$876,358,135	$796,915,177

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

The following tables present activity in the allowance for loan losses for the three and nine months ending September 30, 2012, by portfolio segment and by loans originated by the Corporation (referred to as “Legacy” loans) and loans acquired (referred to as “Acquired” loans) in the merger with Fort
Orange Financial Corp. (“FOFC”), which was completed on April 8, 2011.  The allowance for loan losses on Acquired loans represents any valuation allowances established after acquisition for decreases in cash flows expected to be collected on purchased credit impaired loans.

In addition, the following tables present activity in the allowance for loan losses for the three and nine months ending September 30, 2011, by portfolio segment for Legacy loans.  The allowance for loan losses on Acquired loans was established during the quarter ending March 31, 2012, therefore, there was no activity for the three and nine months ending September 30, 2011.

Legacy Loans	Nine Months Ended September 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320
Charge Offs:	(5,792)	(39,314)	(82,442)	(342,867)	-	(470,415)
Recoveries:	591,497	43,031	-	176,139	-	810,667
Net recoveries (charge offs)	585,705	3,717	(82,442)	(166,728)	-	340,252
Provision	(1,300,269)	682,991	232,793	884,943	32,542	533,000
Ending balance	$2,428,809	$3,256,857	$1,460,000	$2,910,944	$475,962	$10,532,572

Acquired Loans	Nine Months Ended September 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$-	$-	$-	$-	$-	$-
Reclassification of acquired loan discount	73,228	50,331	-	-	-	123,559
Charge Offs:	-	(49,057)	-	-	-	(49,057)
Recoveries:	-	-	-	-	-	-
Net recoveries	73,228	1,274	-	-	-	74,502
Provision	134,427	86,470	-	-	-	220,897
Ending balance	$207,655	$87,744	$-	$-	$-	$295,399

Legacy Loans	Three Months Ended September 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,796,556	$2,987,968	$1,424,816	$2,474,185	$413,648	$10,097,173
Charge Offs:	-	(31,019)	(9,829)	(69,439)	-	(110,287)
Recoveries:	239,735	12,535	-	68,416	-	320,686
Net recoveries (charge offs)	239,735	(18,484)	(9,829)	(1,023)	-	210,399
Provision	(607,482)	287,373	45,013	437,782	62,314	225,000
Ending balance	$2,428,809	$3,256,857	$1,460,000	$2,910,944	$475,962	$10,532,572

Acquired Loans	Three Months Ended September 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$207,655	$87,744	$-	$-	$-	$295,399
Reclassification of acquired loan discount	-	-	-	-	-	-
Charge Offs:	-	-	-	-	-	-
Recoveries:	-	-	-	-	-	-
Net charge offs	-	-	-	-	-	-
Provision	-	-	-	-	-
Ending balance	$207,655	$87,744	$-	$-	$-	$295,399

Legacy Loans	Nine Months Ended September 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131
Charge Offs:	(593,995)	(3,764)	(39,312)	(542,621)	-	(1,179,692)
Recoveries:	314,797	33,304	30,324	146,726	-	525,151
Net recoveries (charge offs)	(279,198)	29,540	(8,988)	(395,895)	-	(654,541)
Provision	1,444,245	(69,375)	(61,068)	(184,348)	(296,121)	833,333
Ending balance	$3,283,346	$2,535,223	$1,231,724	$2,146,779	$479,851	$9,676,923

Legacy Loans	Three Months Ended September 30, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,081,433	$2,612,655	$1,246,880	$2,297,459	$517,245	$9,755,672
Charge Offs:	(590,992)	-	(39,312)	(201,966)	-	(832,270)
Recoveries:	109,391	7,201	-	53,596	-	170,188
Net recoveries (charge offs)	(481,601)	7,201	(39,312)	(148,370)	-	(662,082)
Provision	683,514	(84,633)	24,156	(2,310)	(37,394)	583,333
Ending balance	$3,283,346	$2,535,223	$1,231,724	$2,146,779	$479,851	$9,676,923

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2012 and December 31,
2011.  The recorded investment excludes Acquired loans except for those loans acquired with deteriorated credit quality:

	September 30, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$946,255	$97,291	$-	$-	$-	$1,043,546
Collectively evaluated for impairment	1,482,554	3,159,566	1,460,000	2,910,944	475,962	9,489,026
Acquired with deteriorated credit quality	207,655	87,744	-	-	-	295,399
Total ending allowance balance	$2,636,464	$3,344,601	$1,460,000	$2,910,944	$475,962	$10,827,971

	December 31, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,528,651	$413,555	$-	$-	$-	$1,942,206
Collectively evaluated for impairment	1,614,722	2,156,594	1,309,649	2,192,729	443,420	7,717,114
Total ending allowance balance	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320

	September 30, 2012
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,445,154	$1,777,782	$136,844	$-	$4,359,780
Loans collectively evaluated for impairment	112,741,589	234,567,883	179,469,401	233,911,200	760,690,073
Acquired with deteriorated credit quality	1,152,448	11,400,980	239,911	-	12,793,339
Total ending loans balance	$116,339,191	$247,746,645	$179,846,156	$233,911,200	$777,843,192

	December 31, 2011
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$5,275,043	$4,603,563	$179,337	$-	$10,057,943
Loans collectively evaluated for impairment	111,532,413	169,658,759	175,405,950	190,904,630	647,501,752
Total ending loans balance	$116,807,456	$174,262,322	$175,585,287	$190,904,630	$657,559,695

The following tables present loans individually evaluated for impairment recognized by class of loans as of September 30, 2012 and December 31, 2011, the average recorded investment and interest income recognized by class of loans as of the three and nine-month periods ending September 30, 2012 and 2011:
	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$372,788	$174,129	$-	$3,512,860	$2,914,776	$-
Commercial mortgages:
Construction	10,454	10,454	-	10,454	10,454	-
Other	1,854,966	1,246,775	-	1,091,026	860,648	-
Residential mortgages	136,844	136,844	-	178,925	179,337	-
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	2,670,391	2,271,025	946,255	2,360,252	2,360,267	1,528,651
Commercial mortgages:
Construction	-	-	-	8,295	8,295	8,295
Other	520,327	520,553	97,291	4,098,627	3,724,166	405,260
Total	$5,565,770	$4,359,780	$1,043,546	$11,260,439	$10,057,943	$1,942,206

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$843,910	$-	$3,100,655	$25,049	$177,457	$-	$3,032,483	$6,290
Commercial mortgages:
Construction	10,454	-	24,490	-	10,454	-	20,602	-
Other	932,358	-	3,447,948	-	1,081,307	-	3,397,079	-
Residential mortgages	117,737	-	307,997	-	74,441	-	257,799	-
Consumer loans:
Home equity lines & loans	14,892	2,289	-	-	-	-	-	-
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	2,328,728	-	1,953,474	82,548	2,295,003	-	2,918,444	82,548
Commercial mortgages:
Construction	4,148	-	27,351	-	-	-	15,557	-
Other	1,712,578	-	821,994	17,070	830,049	-	823,995	17,070
Residential mortgages	32,001	-	-	-	64,003	-	-	-
Total	$5,996,806	$2,289	$9,683,909	$124,667	$4,532,714	$-	$10,465,959	$105,908

The following table presents the recorded investment in non accrual and loans past due over 90 days still on accrual by class of loans as of the periods ending September 30, 2012 and December 31, 2011.  This table includes Acquired loans except for those loans with evidence of credit deterioration at the time of the FOFC merger:

	September 30, 2012		December 31, 2011
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural:
Commercial & industrial	$2,806,183	$17,281	$5,611,805	$-
Commercial mortgages:
Construction	434,338	4,565,392	18,749	7,295,104
Other	2,054,326	-	4,778,384	-
Residential mortgages	2,363,170	-	2,611,096	-
Consumer loans
Credit cards	-	11,921	-	9,053
Home equity lines & loans	473,981	-	455,418	-
Indirect consumer loans	501,745	-	113,349	-
Other direct consumer loans	31,316	-	22,287	-
Total	$8,665,059	$4,594,594	$13,611,088	$7,304,157

The commercial mortgages included in loans past due over 90 days still accruing at September 30, 2012 and December 31, 2011, were construction loans acquired in the FOFC acquisition, which for a variety of reasons are 90 days or more past their stated maturity dates.  However, the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as purchased credit impaired loans and expects to incur no losses on these loans.

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of September
30, 2012 and December 31, 2011 and by Legacy loans and Acquired loans:

	September 30, 2012
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$7,353	$-	$189,912	$197,265	$-	$114,455,637	$114,652,902
Agricultural	-	-	-	-	-	533,841	533,841
Commercial mortgages:
Construction	-	-	10,454	10,454	-	30,653,785	30,664,239
Other	59,389	73,584	305,495	438,468	-	205,242,958	205,681,426
Residential mortgages	1,571,579	428,641	622,623	2,622,843	-	176,983,403	179,606,246
Consumer loans:
Credit cards	10,399	3,629	11,921	25,949	-	1,753,893	1,779,842
Home equity lines & loans	196,670	272,940	198,814	668,424	-	79,586,618	80,255,042
Indirect consumer loans	656,927	127,026	414,905	1,198,858	-	130,130,094	131,328,952
Other direct consumer loans	19,295	14,865	23,221	57,381	-	20,489,982	20,547,363
Total	$2,521,612	$920,685	$1,777,345	$5,219,642	$-	$759,830,211	$765,049,853

	September 30, 2012
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$95,799	$4,994	$361,159	$461,952	$1,152,448	$18,760,978	$20,375,378
Commercial mortgages:
Construction	-	-	4,989,277	4,989,277	1,179,177	1,728,428	7,896,882
Other	547,737	-	286,997	834,734	10,221,803	54,897,378	65,953,915
Residential mortgages	614,844	-	201,442	816,286	239,911	12,923,490	13,979,687
Consumer loans:
Home equity lines & loans	-	-	-	-	-	5,470,998	5,470,998
Other direct consumer loans	-	-	-	-	-	92,309	92,309
Total	$1,258,380	$4,994	$5,838,875	$7,102,249	$12,793,339	$93,873,581	$113,769,169

	December 31, 2011
Legacy Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$4,571	$10,940	$2,920,906	$2,936,417	$-	$113,612,941	$116,549,358
Agricultural	-	-	-	-	-	258,098	258,098
Commercial mortgages:
Construction	-	-	-	-	-	7,383,731	7,383,731
Other	82,986	-	2,977,010	3,059,996	-	163,818,595	166,878,591
Residential mortgages	1,418,234	293,337	1,221,056	2,932,627	-	172,652,660	175,585,287
Consumer loans:
Credit cards	3,660	8,031	9,053	20,744	-	1,934,471	1,955,215
Home equity lines & loans	368,556	27,717	212,573	608,846	-	76,280,502	76,889,348
Indirect consumer loans	597,180	75,817	85,763	758,760	-	96,781,480	97,540,240
Other direct consumer loans	21,876	10,243	9,644	41,763	-	14,478,064	14,519,827
Total	$2,497,063	$426,085	$7,436,005	$10,359,153	$-	$647,200,542	$657,559,695

	December 31, 2011
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$275,121	$82,677	$195,687	$553,485	$1,499,141	$25,335,874	$27,388,500
Commercial mortgages:
Construction	-	418,518	7,295,104	7,713,622	2,022,149	2,715,270	12,451,041
Other	-	-	193,570	193,570	11,063,483	65,836,938	77,093,991
Residential mortgages	405,087	62,017	84,083	551,187	226,937	17,753,898	18,532,022
Consumer loans:
Home equity lines & loans	-	-	-	-	-	6,168,831	6,168,831
Other direct consumer loans	171	-	-	171	-	147,439	147,610
Total	$680,379	$563,212	$7,768,444	$9,012,035	$14,811,710	$117,958,250	$141,781,995

Troubled Debt Restructurings:

The Corporation has no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings included in non-accrual loans as of September 30, 2012.  The Corporation had $217,866 allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings which are included in non-accrual loans as of December 31, 2011.  The Corporation has not committed to lend any additional amounts as of September 30, 2012 or December 31, 2011 to customers with outstanding loans that are classified as trouble debt restructurings.

During the nine months ended September 30, 2012, two loans in the aggregate amount of $133,661 were modified as troubled debt restructurings by the Corporation.  One of these loans totaling $58,823 was paid off during the second quarter of 2012.  The modifications of the terms of these loans included an extension of a maturity date and the postponement of scheduled amortized payments for greater than a three month period.  During the three months ended September 30, 2012, one loan with a principal balance of $74,838 was modified as a troubled debt restructuring by the Corporation.  Additionally, there were no payment defaults on any loans previously modified as troubled debt restructurings within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Based on the analysis’s performed as of September 30,
2012 and December 31, 2011, the risk category of the recorded investment of loans by class of loans is as follows:

	September 30, 2012
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$102,309,471	$7,723,549	$2,348,857	$2,271,025
Agricultural	-	533,841	-	-	-
Commercial mortgages:
Construction	-	29,708,671	198,373	757,195	-
Other	-	189,704,790	10,730,594	4,887,276	358,766
Residential mortgages	177,499,107	-	-	2,107,139	-
Consumer loans:
Credit cards	1,779,842	-	-	-	-
Home equity lines & loans	79,780,903	-	-	474,139	-
Indirect consumer loans	130,827,207	-	-	501,745	-
Other direct consumer loans	20,516,047	-	-	31,316	-
Total	$410,403,106	$322,256,773	$18,652,516	$11,107,667	$2,629,791

	September 30, 2012
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$18,341,646	$1,152,448	$520,125	$278,788	$82,371
Commercial mortgages:
Construction	-	251,220	1,179,177	5,044,630	1,421,855	-
Other	-	52,881,017	10,221,803	1,329,016	1,328,509	193,570
Residential mortgages	13,483,746	-	239,911	-	256,030	-
Consumer loans
Home equity lines & loans	5,470,998	-	-	-	-	-
Other direct consumer loans	92,309	-	-	-	-	-
Total	$19,047,053	$71,473,883	$12,793,339	$6,893,771	$3,285,182	$275,941

	December 31, 2011
Legacy Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$93,923,356	$14,957,683	$4,139,413	$3,528,906
Agricultural	-	258,098	-	-	-
Commercial mortgages:
Construction	-	6,391,614	208,360	783,757	-
Other	-	152,435,884	6,503,087	7,423,514	516,106
Residential mortgages	173,120,292	-	-	2,464,995	-
Consumer loans:
Credit cards	1,955,215	-	-	-	-
Home equity lines & loans	76,432,196	-	-	457,152	-
Indirect consumer loans	97,426,891	-	-	113,349	-
Other direct consumer loans	14,497,795	-	-	22,032	-
Total	$363,432,389	$253,008,952	$21,669,130	$15,404,212	$4,045,012

	December 31, 2011
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$25,164,742	$1,499,141	$602,006	$24,635	$97,976
Commercial mortgages:
Construction	-	1,790,731	2,022,149	7,447,661	1,190,500	-
Other	-	62,684,708	11,063,483	475,036	2,677,194	193,570
Residential mortgages	18,158,984	-	226,937	-	146,101	-
Consumer loans
Home equity lines & loans	6,168,831	-	-	-	-	-
Other direct consumer loans	147,610	-	-	-	-	-
Total	$24,475,425	$89,640,181	$14,811,710	$8,524,703	$4,038,430	$291,546

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
September 30, 2012 and December 31, 2011:

	September 30, 2012
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$177,499,107	$1,767,921	$79,781,061	$130,827,207	$20,516,047
Non-Performing	2,107,139	11,921	473,981	501,745	31,316
	$179,606,246	$1,779,842	$80,255,042	$131,328,952	$20,547,363

Acquired Loans:
Performing	$13,723,657	$-	$5,470,998	$-	$92,309
Non-Performing	256,030	-		-	-
Total	$13,979,687	$-	$5,470,998	$-	$92,309

	December 31, 2011
		Consumer Loans
Legacy Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$173,120,292	$1,946,162	$76,432,196	$97,426,891	$14,497,878
Non-Performing	2,464,995	9,053	457,152	113,349	21,949
Total	$175,585,287	$1,955,215	$76,889,348	$97,540,240	$14,519,827

Acquired Loans:
Performing	$18,385,921	$-	$6,168,831	$-	$147,610
Non-Performing	146,101	-	-	-	-
Total	$18,532,022	$-	$6,168,831	$-	$147,610

Acquired loans include loans acquired with deteriorated credit quality.  The Corporation adjusted its estimates of future expected losses, cash flows, and renewal assumptions during the current year.  These adjustments were made for changes in expected cash flows due to loans refinanced beyond original maturity dates, impairments recognized subsequent to the acquisition, advances made for taxes or insurance to protect collateral held and payments received in excess of amounts originally expected.
The tables below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans from
January 1, 2012 to September 30, 2012 and from July 1, 2012 to September 30, 2012:
Nine Months Ended September 30, 2012	Balance at December 31, 2011	Income Accretion	All Other Adjustments	Balance at September 30, 2012
Contractually required principal and interest	$21,260,381	$-	$(1,811,021)	$19,449,360
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,662,346)	-	776,839	(3,885,507)
Cash flows expected to be collected	16,598,035	-	(1,034,182)	15,563,853
Interest component of expected cash flows (accretable yield)	(1,843,603)	1,481,515	(2,391,636)	(2,753,724)
Fair value of loans acquired with deteriorating credit quality	$14,754,432	$1,481,515	$(3,425,818)	$12,810,129

Three Months Ended September 30, 2012	Balance at June 30, 2012	Income Accretion	All Other Adjustments	Balance at September 30, 2012
Contractually required principal and interest	$19,834,397	$-	$(385,037)	$19,449,360
Contractual cash flows not expected to be collected (nonaccretable discount)	(3,978,427)	-	92,920	(3,885,507)
Cash flows expected to be collected	15,855,970	-	(292,117)	15,563,853
Interest component of expected cash flows (accretable yield)	(2,971,148)	310,344	(92,920)	(2,753,724)
Fair value of loans acquired with deteriorating credit quality	$12,884,822	$310,344	$(385,037)	$12,810,129

10.           Components of Quarterly and Year-to-Date Net Periodic Benefit Costs

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Qualified Pension
Service cost, benefits earned during the period	$970,053	$777,402	$323,351	$259,134
Interest cost on projected benefit obligation	1,218,330	1,178,868	406,110	392,956
Expected return on plan assets	(1,990,479)	(1,757,019)	(663,493)	(585,673)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	10,392	22,410	3,464	7,470
Amortization of unrecognized net loss	991,704	507,339	330,568	169,113
Net periodic pension expense	$1,200,000	$729,000	$400,000	$243,000

Supplemental Pension
Service cost, benefits earned during the period	$26,076	$22,968	$8,692	$7,656
Interest cost on projected benefit obligation	38,320	40,330	12,773	13,443
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	14,940	7,098	4,980	2,366
Net periodic supplemental pension expense	$79,336	$70,396	$26,445	$23,465

Postretirement, Medical and Life
Service cost, benefits earned during the period	$26,250	$24,750	$8,750	$8,250
Interest cost on projected benefit obligation	54,000	56,250	18,000	18,750
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(72,750)	(72,750)	(24,250)	(24,250)
Amortization of unrecognized net gain	-	-	-	-
Net periodic postretirement, medical and life expense	$7,500	$8,250	$2,500	$2,750

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

Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results is shown in the following table.  Income taxes are allocated based on the separate taxable income of each segment and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the "Holding Company and Other" column below, along with amounts to eliminate transactions between segments (dollars in thousands):
	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,774	$-	$1	$11,775	$35,149	$-	$7	$35,156
Provision for loan losses	225	-	-	225	754	-	-	754
Net interest income after provision for loan losses	11,549	-	1	11,550	34,395	-	7	34,402
Other operating income	2,180	1,668	212	4,060	7,396	5,170	522	13,088
Other operating expenses	9,510	1,708	175	11,393	28,344	5,279	577	34,200
Income or (loss) before income tax expense	4,219	(40)	38	4,217	13,447	(109)	(48)	13,290
Income tax expense (benefit)	1,400	(15)	(2)	1,383	4,512	(42)	(72)	4,398
Segment net income (loss)	$2,819	$(25)	$40	$2,834	$8,935	$(67)	$24	$8,892

Segment assets					$1,279,107	$5,249	$2,624	$1,286,980

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,842	$-	$1	$11,843	$31,834	$-	$6	$31,840
Provision for loan losses	583	-	-	583	833	-	-	833
Net interest income after provision for loan losses	11,259	-	1	11,260	31,001	-	6	31,007
Other operating income	2,465	1,747	116	4,328	7,284	5,131	1,005	13,420
Other operating expenses	8,638	1,843	136	10,617	27,259	5,450	553	33,262
Income or (loss) before income tax expense	5,086	(96)	(19)	4,971	11,026	(319)	458	11,165
Income tax expense (benefit)	1,742	(37)	(25)	1,680	3,589	(123)	123	3,589
Segment net income (loss)	$3,344	$(59)	$6	$3,291	$7,437	$(196)	$335	$7,576

Segment assets					$1,257,067	$5,856	$3,001	$1,265,924

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

Additionally, the President and Chief Executive Officer of the Corporation, who does not receive cash compensation as a member of the Board of Directors, is awarded common shares equal in value to the average of those awarded to board members not employed by the Corporation who have served for 12 months during the prior year.

During January 2012, 10,238 shares were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $156,863 related to this compensation was recognized during the period ending September 30, 2012.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.
Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The maximum number of shares as to which stock awards may be granted under the
Plan is 10,000 per year, with these shares vesting over a five year period.

A summary of restricted stock activity from December 31, 2011 to September 30, 2012 is presented below:

	Shares	Weighted –Average Grant Date Fair Value
Nonvested at December 31, 2011	12,458	$22.33
Granted	2,095	23.87
Vested	(824)	22.59
Forfeited or Cancelled	-	-
Nonvested at September 30, 2012	13,729	$22.55

As of September 30, 2012, there was $262,866 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.97 years.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the significant factors affecting the financial condition and results of operations of the Corporation during the three and nine-month periods ended September 30, 2012, with comparisons to the comparable periods in 2011, as applicable. The following discussion and the unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2011 Annual Report on Form 10-K, which was filed with the Securities and
Exchange Commission on March 28, 2012.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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

Other-Than-Temporary Impairment

Management also considers the accounting policy relating to other-than-temporary impairment ("OTTI")
of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether other-than-temporary impairment exists. The
Corporation assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  For the three and nine-month periods ended September 30,
2012, the Corporation recognized no OTTI charges.

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

Financial Condition

Consolidated assets at September 30, 2012 totaled $1.287 billion, an increase of $70.7 million, or 5.8%, since December 31, 2011.  The growth was primarily due to increases of $79.4 million, or 10.0%, in total portfolio loans and $28.3 million in cash and cash equivalents, partially offset by a decrease of
$29.4 million in investment securities.  Total liabilities increased $63.8 million to $1.154 billion at
September 30, 2012, compared with December 31, 2011, primarily due to an increase of $84.7 million in deposits, partially offset by a decrease of $19.5 million in borrowings.  Total equity was $132.9 million at September 30, 2012, an increase of $7.0 million from December 31, 2011, primarily due to the Corporation’s net income of $8.9 million for the nine months ended September 30, 2012.

Loans

The composition of the loan portfolio is summarized as follows:

	September 30, 2012	December 31, 2011
Commercial, financial and agricultural	$133,365,046	$142,209,279
Commercial mortgages	311,126,130	264,589,013
Residential mortgages	193,049,212	193,599,853
Indirect Consumer loans	130,969,296	97,165,447
Consumer loans	107,848,451	99,351,585
Total loans, net of deferred origination fees and cost, and unearned income	$876,358,135	$796,915,177

The increase in portfolio loans was due to strong growth of $42.3 million, or 21.5%, in consumer loans and $37.7 million, or 9.3%, in commercial loans.  The growth in consumer loans was primarily due to increases of $33.8 million in indirect consumer loans and $5.2 million in direct consumer installment loans and $2.7 million in home equity loans.  During the second quarter of 2012, the Corporation implemented an indirect consumer loan program with reduced pricing on high quality indirect auto loans in an effort to put excess liquidity to better use.  In addition, the Corporation implemented a marketing campaign for direct consumer loans during the second quarter of 2012.  The growth in commercial loans was primarily due to an increase of $33.9 million in commercial loans in the Capital Bank (as defined herein) division in the Albany, New York region, which was the former market area of Fort Orange
Financial  Corp ("FOFC"), which was acquired in April 2011.

For the nine months ended September 30, 2012, $8.7 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.6 million originated and sold to the State of New York Mortgage Agency.

Securities

The available-for-sale segment of the securities portfolio totaled $253.7 million at September 30, 2012, a decrease of $27.2 million, or 9.7%, from December 31, 2011.  The decrease resulted from sales and calls of $70.4 million, maturities of $4.1 million and principal paydowns of $17.3 million.  These items were partially offset by purchases of $64.3 million.  Sales and calls of securities included a $25.4 million
U.S. Treasury bond, $43.0 million in federal agency bonds and $2.0 million in municipal bonds.  All of the maturities were in municipal bonds.  Principal paydowns were primarily in mortgage-backed securities and collateralized mortgage obligations.  Purchases included a $27.5 million U.S. Treasury bond,
$35.0 million in federal agency bonds and $1.8 million in municipal bonds.

The held-to-maturity segment of the securities portfolio, consisting of local municipal obligations, totaled $6.2 million at September 30, 2012, a decrease of $2.1 million from December 31, 2011.

Cash and Cash Equivalents

As noted above, cash and cash equivalents increased $28.3 million since December 31, 2011, primarily due to a $21.2 million increase in interest-bearing deposits at other financial institutions.  The increase in interest-bearing deposits at other financial institutions was a result of the significant increase in deposits and a decrease in the securities portfolio, partially offset by the growth in the loan portfolio and the paydown of borrowings.  Additionally, cash and due from financial institutions increased $7.1 million due to an $8.1 million increase in the volume of items in process of clearing through the Federal Reserve
Bank and JP Morgan Chase, offset by a $1.0 million decrease in branch cash levels.  With total cash and due from banks totaling $81.2 million at September 30, 2012, the Corporation continues to maintain a strong liquidity position and evaluate alternative investment of these funds with caution given the historically low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Other Assets

A $5.7 million decrease in other assets was due principally to a $4.0 million decrease in the over payment of 2011 estimated income taxes and a $1.9 million decrease in net deferred tax assets.

Deposits

Since December 31, 2011, total deposits increased $84.7 million, or 8.5%, to $1.083 billion, with public fund balances increasing $44.8 million and all other deposits increasing $39.9 million.  The increase in public fund deposits was primarily due to increases in NOW account and insured money market account
(“IMMA”) balances totaling $25.0 million and $11.5 million, respectively, as well as a $7.4 million increase in demand deposits.  The increase in all other period-end deposits reflects a $59.2 million increase in IMMA balances, as well as increases in demand deposits and NOW accounts totaling $36.3 million and $9.6 million, respectively.  These increases were partially offset by a $37.2 million decrease in savings balances and a $28.0 million decrease in certificates of deposit.  Both the decrease in savings balances and the increase in IMMA accounts were impacted by an initiative to convert funds from the former Capital Bank tiered interest rate savings accounts into the Capital Bank Privilege IMMA account.

Other Borrowings

Both a $15.3 million decrease in Federal Home Loan Bank of New York (“FHLB”) term advances and a
$4.2 million decrease in securities sold under agreements to repurchase reflect the maturity of obligations during the nine months ended September 30, 2012.

Shareholders’ Equity

Since December 31, 2011, shareholders’ equity increased $7.0 million, or 5.5%, primarily due to net income of $8.9 million for the nine months ended September 30, 2012 and a $1.4 million increase in accumulated other comprehensive income, partially offset by cash dividends of $3.4 million.

Asset Quality

Non-Performing Loans

The recorded investment in non-performing loans at September 30, 2012, totaled $13.3 million compared to $20.9 million at year-end 2011, a decrease of $7.6 million.  Not included in the non-
performing loan totals are loans acquired in the April 2011 acquisition of  FOFC and its wholly owned subsidiary, Capital Bank & Trust Company ("Capital Bank"), which the Corporation has identified as purchased credit impaired (“PCI”) loans totaling $12.8 million at September 30, 2012, which are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”)
Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality”
as disclosed in Note 9 of the financial statements.  The decrease in non-performing loans was due to decreases in non-accrual loans and loans 90 days or more past due totaling $4.9 million and $2.7 million, respectively.  The decrease in non-accrual loans was primarily due to a $5.2 million reduction in non-accrual commercial loans to one borrower.  Included in the $5.2 million reduction were $5.1 million of funds received from United States Department of Agriculture (“USDA”) guarantees.  Other non-
accrual commercial loans increased slightly from December 31, 2011 to September 30, 2012.
Additionally, during the nine months ended September 30, 2012, non-accrual residential mortgages decreased $0.2 million, while non-accrual consumer loans increased $0.4 million.  It is generally the
Corporation's policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  Loans remain in non-accrual status until the loans have been brought current and remain current for a period of six months.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The recorded investment in accruing loans 90 days or more past due totaled $4.6 million at September
30, 2012, compared with $7.3 million at year-end 2011, a decrease of $2.7 million.  This decrease was primarily due to a $2.7 million decrease in construction loans not considered by management to be PCI loans acquired in the FOFC acquisition, which for a variety of reasons are 90 days or more past their stated maturity dates.  These loans totaled $4.6 million at September 30, 2012.  However, the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

At September 30, 2012, there was no change to other real estate owned (“OREO”) compared with
December 31, 2011, as it remained at $0.9 million.  During the nine months ended September 30, 2012, seven properties totaling $0.5 million were placed in OREO and seven properties totaling $0.4 million were sold.  Additionally, the Corporation recognized a write-down on one property totaling $0.1 million following the acceptance of a purchase offer on this property.

Impaired Loans

Impaired loans at September 30, 2012, totaled $4.4 million compared to $10.1 million at December 31,
2011.  Not included in the impaired loan totals are loans acquired in the FOFC acquisition which the
Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease of $5.7 million in impaired loans was primarily due to a $5.2 million reduction in non-accrual commercial loans to one borrower.
Included in the $5.2 million reduction were $5.1 million of funds received from USDA guarantees.
Included in the impaired loan total at September 30, 2012, are loans totaling $2.8 million for which impairment allowances of $1.0 million have been specifically allocated to the allowance for loan losses.
As of December 31, 2011, the impaired loan total included $6.1 million of loans for which specific impairment allowances of $1.9 million were allocated to the allowance for loan losses.  The decrease in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due in large part to the above mentioned receipt of funds under USDA guarantees.  The reduction in specific impairment allowances allocated to the allowance for loan losses was also related to the above mentioned receipt of funds as well as improvement in the collateral position on an impaired loan.  The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals on loans secured by real estate at the time a loan is determined to be impaired.  Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  If market conditions warrant, future appraisals are obtained.  Real estate values in the Corporation's market area had not increased dramatically in the prior several years, and, as a result, declines in real estate values have been modest.

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

The following table summarizes the Corporation's recorded investment in non-performing assets:

	September 30, 2012	December 31, 2011
Non-accrual loans	$8,665,059	$13,611,088
Accruing loans past due 90 days or more	4,594,392	7,304,157
Total non-performing loans	$13,259,451	$20,915,245
Other real estate owned	933,826	897,755
Total non-performing assets	$14,193,277	$21,813,000

In addition to non-performing loans, as of September 30, 2012, the Corporation has identified commercial relationships totaling $7.3 million as potential problem loans, as compared to $8.2 million at
December 31, 2011.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, which may result in the disclosure of such loans as non-performing at some time in the future.  Potential problem loans are typically loans that are performing but are classified in the Corporation's loan rating system as
"substandard."  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require increased allowance coverage and provisions for loan losses.

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

For the three months ended September 30, 2012, the provision for loan loss expense totaled $0.2 million compared with $0.6 million for the same period in 2011, a decrease of $0.4 million.  This decrease was due principally to the improvement in the volume of non-performing and impaired loans, resulting in a reduction in allocations to the allowance for loan losses related to these loans, which was offset in part by loan portfolio growth and allowances for this growth after consideration of the factors discussed above.  For the nine months ended September 30, 2012 and September 30, 2011, the provision for loan loss expense totaled $0.8 million.

During the third quarter of this year, the Corporation recorded net recoveries of $0.2 million compared with net charge-offs of $0.7 million during the third quarter of the prior year.  This improvement was primarily due to lower commercial loan charge-offs in the current quarter compared with the same quarter in the prior year.  The prior year quarter had one large commercial loan charge-off for $0.6 million.  In addition, consumer loan charge-offs declined in the current quarter compared with the same quarter in the prior year.  For the nine months ended September 30, 2012, net recoveries totaled $0.3 million compared with net charge-offs of $0.7 million for the same period in the prior year.  This improvement was primarily in commercial loans as net recoveries were $0.5 million for the nine months ended September 30, 2012, compared with net charge-offs of $0.3 million for the same period in the prior year.  In addition, consumer loan net charge-offs declined by $0.2 million for the current year compared with the prior year.  At September 30, 2012, the Corporation's allowance for loan losses on
Legacy loans (which are defined as total loans excluding loans acquired in the FOFC acquisition) totaled
$10.5 million, resulting in a coverage ratio of allowance to non-performing loans of 79.4%.  This ratio, as well as the ratio of allowance to total loans, was impacted by the April 2011 FOFC acquisition, as current accounting rules do not allow the acquiror to transfer the acquiree’s allowance for loan losses to the acquiror’s balance sheet.  Rather, the acquiree’s overall loan quality is a component in determining the fair value of loans acquired, which are carried on the balance sheet at fair value.  The ratio of the allowance for loan losses to total loans was 1.24% at September 30, 2012.  Excluding loans acquired in the FOFC acquisition, the allowance for loan losses on Legacy loans to total Legacy loans was 1.38%
and represents an amount that management believes is adequate to absorb probable incurred loan losses on the Corporation’s Legacy loan portfolio.

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

At September 30, 2012, in addition to the qualitative factors allocated within the allowance, the
Corporation maintained $0.5 million of the allowance as unallocated.  While some improvements have been seen in the local economy and some loans have improved, the recovery is still fragile and management believes it is prudent to see a longer period of sustained improvement before completely reflecting this in the allowance.  Additionally, management monitors coverage ratios of nonperforming loans and total loans compared to peers on a regular basis.  This analysis also suggests that it would be prudent to maintain the unallocated portion of the allowance at this time.

Activity in the allowance for loan losses was as follows:

	Nine Months Ended September 30, 2012
	Legacy Loans	Acquired Loans
Balance at beginning of period	$9,659,320	$-
Reclassification of acquired loan discount	-	123,599
Charge-offs:
Commercial, financial and agricultural	(5,792)	-
Commercial mortgages	(39,314)	(49,057)
Residential mortgages	(82,442)	-
Consumer loans	(342,867)	-
Total	(470,415)	(49,057)
Recoveries:
Commercial, financial and agricultural	591,497	-
Commercial mortgages	43,031	-
Residential mortgages	-	-
Consumer loans	176,139	-
Total	810,667	-
Net recoveries (charge-offs)	340,252	(49,057)
Provision charged to operations	533,000	220,897
Balance at end of period	$10,532,572	$295,399

Nine Months Ended September 30, 2011

Balance at beginning of period	$9,498
Charge-offs:
Commercial, financial and agricultural	(594)
Commercial mortgages	(4)
Residential mortgages	(39)
Consumer loans	(543)
Total	(1,180)
Recoveries:
Commercial, financial and agricultural	315
Commercial mortgages	33
Residential mortgages	30
Consumer loans	148
Total	526
Net recoveries (charge-offs)	(654)
Provision charged to operations	833
Balance at end of period	$9,677

Results of Operations

Third Quarter of 2012 vs. Third Quarter of 2011

Net income for the third quarter of 2012 totaled $2.8 million, a decrease of $0.5 million, or 13.9%, compared with third quarter 2011 net income of $3.3 million.  Earnings per share for the current quarter totaled $0.61 compared with $0.71 for the same period in the prior year.  The decline was attributable to an increase of $0.8 million in non-interest expense and a reduction of $0.4 million in net gain on securities transactions.  These items were partially offset by reductions of $0.4 million in the provision for loan loss expense and $0.3 million in income taxes.  Return on average assets and return on average equity for the current quarter were 0.89% and 8.53%, respectively, compared with 1.05% and 10.18%, respectively, for the third quarter of 2011.
Net interest income, which is the difference between the income we make on interest-earning assets and the expense we incur on interest-bearing liabilities, is the largest component of the Corporation’s net income.  Net interest income for the third quarter of 2012 decreased slightly compared with the third quarter of 2011, and the net interest margin decreased seven basis points to 4.04%.  The decrease in net interest income and margin was due to a 26 basis point decrease in the yield on average earning assets, partially offset by a 21 basis point decrease in the cost of average interest-bearing liabilities.  Average earning assets increased $17.7 million, or 1.5%, as an $82.8 million increase in average loans was partially offset by decreases in average interest bearing deposits at other financial institutions and average investment securities totaling $43.6 million and $21.5 million, respectively.  While average earning assets increased 1.5%, total interest and dividend income decreased $0.6 million, or 4.3%, as the yield on average earning assets decreased 26 basis points to 4.46%.

Total average funding liabilities for the third quarter of 2012, including non-interest bearing demand deposits, totaled $1.121 billion, an increase of $11.8 million, or 1.1%, compared with the third quarter of last year.  The increase in average funding liabilities was primarily due to an increase of $33.2 million in average deposits, partially offset by a decrease of $21.5 million in average borrowings.  Average non-
interest-bearing deposits increased $38.7 million, while total average interest-bearing deposits were down
$5.4 million.  The decrease in average interest-bearing deposits was due to a $61.5 million decrease in average time deposits and a $34.4 million decrease in average savings accounts.  These decreases were partially offset by a $78.4 million increase in average IMMA accounts and a $12.0 million increase in average NOW accounts.  The decrease in average borrowings was primarily due to decreases in average securities sold under agreements to repurchase and average FHLB term borrowings totaling $9.9 million and $11.6 million, respectively.  While average interest-bearing liabilities decreased $26.9 million, or 3.2%, interest expense decreased $0.5 million or 29.1%, as the cost of average interest-bearing liabilities decreased 21 basis points to 0.60%.

For the three months ended September 30, 2012, the provision for loan loss expense totaled $0.2 million compared with $0.6 million for the same period in 2011, a decrease of $0.4 million.  This decrease was principally due to the improvement in the volume of non-performing and impaired loans, resulting in a reduction in allocations to the allowance for loan losses related to these loans, which was offset in part by loan portfolio growth and allowances for this growth.  Management’s evaluation of the adequacy of the allowance for loan losses takes into consideration several factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions, global and national fiscal uncertainties and loan growth.

For the third quarter of 2012, non-interest income totaled $4.1 million, a decrease of $0.3 million, or
6.2%, compared with the third quarter of last year due primarily to a $0.4 million decrease in net gain on securities transactions.
For the third quarter of 2012, non-interest expense totaled $11.4 million, an increase of $0.8 million, or
7.3%, compared with $10.6 million for the third quarter of last year.  The increase was primarily due to increases of $0.4 million in salaries and wages, $0.2 million in pension and other employee benefits and
$0.1 million in other real estate owned expenses.  The increase in salaries and wages was primarily due to an increase in employees in the Capital Bank division and additional compensation related to merit increases and incentive compensation.  The increase in pension and other employee benefits was primarily due to higher pension costs and health benefits.  The increase in other real estate owned expense was due to the write-down of a commercial property.

A $0.3 million decrease in income tax expense reflects a $0.8 million reduction in pre-tax income, and a decrease in the effective tax rate from 33.8% to 32.8%, due primarily to an increase in the relative percentage of tax exempt income to pre-tax income.

Year-to-Date 2012 vs. Year-to-Date 2011

Net income for the nine-month period ended September 30, 2012, totaled $8.9 million, an increase of
$1.3 million, or 17.4%, compared with $7.6 million for the nine-month period ended September 30,
2011.  The improvement was attributable to an increase of $3.3 million in net interest income, partially offset by increases of $0.9 million in non-interest expense and $0.8 million in income taxes, and a reduction of $0.3 million in non-interest income.  Earnings per share for the nine months ended
September 30, 2012, was $1.92 compared with $1.76 for the same period in the prior year.  Return on average assets and return on average equity for the nine months ended September 30, 2012, were 0.95%
and 9.12%, respectively, compared with 0.88% and 8.66%, respectively, for the same period in the prior year.  Year-to-date net income improved significantly due primarily to an increase in net interest income and a $2.2 million decrease in pre-tax one-time merger transaction costs, both related to the FOFC acquisition.  In addition, the Corporation recognized $0.8 million in pre-tax casualty gains from insurance reimbursements related to the September 2011 flooding of the Owego and Tioga offices.

For the nine months ended September 30, 2012, net interest income totaled $35.2 million, an increase of
$3.3 million, or 10.4%, compared with the same period in 2011, and the net interest margin increased eight basis points to 4.10%.  These increases reflect a higher level of average earning assets due in large part to the FOFC acquisition and a 20 basis point decrease in the cost of average interest-bearing liabilities, partially offset by a ten basis point decrease in the yield on average earning assets.  Average earning assets increased $88.0 million or 8.3%, as increases in average loans and investment securities totaling $106.8 million and $9.1 million, respectively, were partially offset by a $27.9 million decrease in average interest-bearing deposits at other financial institutions.  Included in the growth in average loans and investment securities are the Capital Bank division’s assets for a full nine months in 2012 compared with six months in 2011.  Due to the increase in average earning assets, total interest and dividend income increased $2.3 million or 6.3% despite a ten basis point decrease in yield to 4.58%.

For the nine months ended September 30, 2012, total average funding liabilities, including non-interest-
bearing demand deposits, increased $83.4 million, or 8.1%, to $1.111 billion compared with the same period in the prior year.  The growth was primarily due to an increase of $89.4 million in average deposits, partially offset by a decrease of $6.0 million in borrowings.  These increases include increases in average deposits and borrowings in the Capital Bank division of $47.4 million and $4.1 million, respectively.  In total, average non-interest bearing deposits increased $42.8 million, with the Capital Bank division's non-
interest bearing deposits comprising $11.8 million of that increase.  Average interest-bearing deposits increased $46.6 million, including a $35.6 million increase in average interest-bearing deposits in the
Capital Bank’s division.  The increase in average interest-bearing deposits was reflected principally in a $60.9 million increase in average IMMA balances, a $3.1 million increase in average savings balances and a
$16.1 million increase in average NOW accounts.  These increases were partially offset by a $33.5 million decrease in average time deposits.  While average interest-bearing liabilities increased $40.6 million or
5.1%, interest expense decreased $1.0 million or 19.4%, as the average cost of interest-bearing liabilities decreased 20 basis points to 0.67%.

For the nine months ended September 30, 2012, the provision for loan loss expense totaled $0.8 million, level with the prior year.

Year-to-date non-interest income for 2012 was $13.1 million compared with $13.4 million for the same period in the prior year, a decrease of $0.3 million, or 2.5%.  The decline was primarily due to decreases of $0.8 million in net gain on securities transactions and $0.5 million in revenue from our equity investment in Cephas Capital Partners, L.P. (“Cephas”).  The decrease in revenue from our equity investment in Cephas was due in large part to a gain recognized during the first quarter of last year on the exercise of stock warrants held in one of their investments.  These items were partially offset by $0.8 million in casualty gains from insurance reimbursements related to the September 2011 flooding of the
Owego and Tioga offices and an increase in net gain on sale of loans held for sale.

Year-to-date non-interest expense for 2012 was $34.2 million compared with $33.3 million for the same period in the prior year, an increase of $0.9 million, or 2.8%.  Excluding $2.2 million in merger related expenses from the prior year, non-interest expense increased $3.2 million, or 10.2% for the nine months ended September 30, 2012.  This increase was primarily due to increases of $1.2 million in salaries and wages, $0.8 million in pension and other employee benefits, $0.4 million in data processing expenses and $0.2 million in other real estate owned expenses.  The increase in salaries and wages was primarily due to the operation of the Capital Bank division for nine months during 2012 compared with six months during 2011, and additional compensation related to merit increases and incentive compensation.
The increase in pension and other employee benefits was primarily due to higher pension costs, health benefits and payroll taxes.  The increase in data processing expenses was primarily due to higher hardware and software maintenance fees and check card processing costs that included conversion costs for a new processor.

A $0.8 million increase in income tax expense reflects a $2.1 million increase in pre-tax income, and an increase in the effective tax rate to 33.1% from 32.2%, due primarily to a decrease in the relative percentage of tax exempt income to pre-tax income.

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
	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011			Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$829,396	$34,078	5.49%	$722,583	$31,456	5.82%	$867,972	$11,374	5.21%	$785,193	$11,673	5.90%
Taxable securities	219,985	4,142	2.52%	208,891	4,348	2.78%	208,000	1,306	2.50%	223,282	1,504	2.67%
Tax-exempt securities	49,796	977	2.62%	51,813	1,035	2.67%	46,811	300	2.55%	53,014	351	2.62%
Interest-bearing deposits	47,075	123	0.35%	75,012	167	0.30%	37,696	35	0.36%	81,313	65	0.32%
Total earning assets	1,146,252	39,320	4.58%	1,058,299	37,006	4.68%	1,160,479	13,015	4.46%	1,142,802	13,593	4.72%

Non-earning assets:
Cash and due from banks	23,967			22,380			24,823			23,783
Premises and equipment, net	24,762			24,270			24,585			24,327
Other assets	51,815			45,863			49,482			51,867
Allowance for loan losses	(10,262)			(9,731)			(10,534)			(9,894)
AFS valuation allowance	13,698			11,690			13,813			13,727
Total	$1,250,232			$1,152,771			$1,262,648			$1,246,612

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$88,005	$70	0.11%	$71,906	$63	0.12%	$92,703	$25	0.11%	$80,665	$25	0.13%
Savings and insured money market deposits	409,081	668	0.22%	345,040	663	0.26%	415,368	222	0.21%	371,306	248	0.26%
Time deposits	261,549	1,795	0.92%	295,080	2,600	1.18%	252,826	528	0.83%	314,348	865	1.09%
Federal Home Loan Bank advances and securities sold under agreements to Repurchase	73,944	1,631	2.95%	79,984	1,839	3.07%	65,039	465	2.85%	86,520	612	2.80%
Total interest-bearing liabilities	832,579	4,164	0.67%	792,010	5,165	0.87%	825,936	1,240	0.60%	852,839	1,750	0.81%

Non-interest-bearing liabilities:
Demand deposits	278,473			235,656			294,612			255,957
Other liabilities	8,962			8,096			9,914			9,511
Total liabilities	1,120,014			1,035,762			1,130,462			1,118,307
Shareholders' equity	130,218			117,009			132,186			128,305
Total	$1,250,232			$1,152,771			$1,262,648			$1,246,612
Net interest income		$35,156			$31,841			$11,775			$11,843
Net interest rate spread(1)			3.91%			3.81%			3.86%			3.91%
Net interest margin(2)			4.10%			4.02%			4.04%			4.11%
(1) Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2) Net interest margin is the ratio of net interest indcome divided by average earning assets.

The following table demonstrates the impact on net interest income of the changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Corporation.
For purposes of constructing this table, average investment securities are at average amortized ost and earning asset averages include non-performing loans.  Therefore, the impact of changing levels of non-performing loans is reflected in the change due to rate, but does not affect changes due to volume.  No tax equivalent adjustments were made.

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011			Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$4,483	$(1,861)	$2,622	$1,144	$(1,443)	$(299)
Taxable securities	225	(431)	(206)	(102)	(96)	(198)
Tax-exempt securities	(39)	(19)	(58)	(41)	(10)	(51)
Interest-bearing deposits	(69)	25	(44)	(39)	9	(30)

Total earning assets	$3,056	$(742)	$2,314	$199	(777)	(578)

Interest paid on:
Demand deposits	$13	$(6)	$7	$4	$(4)	$-
Savings and insured money market deposits	114	(109)	5	27	(53)	(26)
Time deposits	(273)	(532)	(805)	(152)	(185)	(337)
Federal Home Loan Bank advances and securities sold under agreements to repurchase	(135)	(73)	(208)	(156)	9	(147)

Total interest-bearing liabilities	$255	$(1,256)	$(1,001)	$(54)	$(456)	$(510)

Net interest income	$2,801	$514	$3,315	$253	$(321)	$(68)
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

The Corporation is a member of the FHLB, which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $96.2 million and $69.8 million at September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012, cash and cash equivalents increased $28.3 million compared with an increase of $57.9 million during the same period for the prior year.  In addition to cash provided by operating activities, major sources of cash during the nine months ended September
30, 2012, included proceeds from sales, maturities, calls and principal reductions on securities totaling
$95.5 million and a $84.7 million increase in deposits.  Proceeds from the above were used primarily to fund purchases of securities totaling $65.9 million, a $78.4 million increase in loans, a $15.3 million reduction in FHLB long term advances, a decrease in securities sold under agreements to repurchase totaling $4.2 million, the payment of cash dividends in the amount of $3.4 million and purchases of fixed assets totaling $2.3 million.

In addition to cash provided by operating activities, major sources of cash during the nine months ended
September 30, 2011, included proceeds from sales, maturities, calls and principal reductions on securities totaling $94.8 million, a $55.4 million increase in deposits and $25.1 million in net cash received in the FOFC acquisition.  These proceeds were used primarily to fund purchases of securities totaling $99.2 million, a net decrease in securities sold under agreements to repurchase totaling $13.9 million, a $11.0 million net increase in loans, the payment of cash dividends in the amount of $2.9 million and purchases of fixed assets totaling $1.3 million, as well as $0.8 million increase in FHLB and
Federal Reserve Bank stock and purchases of treasury shares totaling $0.3 million.

As of September 30, 2012, the Bank’s leverage ratio was 8.30%.  The Tier I and Total Risk Adjusted
Capital ratios were 11.18% and 12.65%, respectively. All of the above ratios are in excess of the requirements for being considered "well capitalized" by the FDIC, the Federal Reserve and the New
York State Department of Financial Services.

During the nine months ended September 30, 2012, the Corporation declared cash dividends totaling
$0.75 per share, unchanged from the dividends declared during the same period of 2011.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of its capital position.  On November 16, 2011, the Corporation’s Board of Directors
approved a one year extension of the stock repurchase program that had been initially approved on
November 18, 2009 and extended for one year on November 17, 2010.  The extension authorizes the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first two years of the plan.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  Through September 30,
2012, a total of 66,364 shares had been purchased under this program.  During the nine months ended
September 30, 2012, the Corporation purchased 23,120 shares at an average cost of $25.05 per share.
During the nine months ended September 30, 2012, the Corporation re-issued 29,126 shares from treasury to fund the stock component of directors’ 2011 compensation, distributions under the directors’ deferred compensation plan, stock grants to executive officers and funding for the Corporation’s Profit Sharing,
Savings and Investment Plan.

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
It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At September 30, 2012, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.05% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 3.97%.  Both are within the Corporation's policy guideline of 15% established by ALCO. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-
basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.29% and 6.32%, respectively.  Management is comfortable with the amount of exposure at these levels.

A related component of interest rate risk is the expectation that the market value of our capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At
September 30, 2012, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of our capital account by 5.40% and an immediate 200-basis point increase in interest rates would positively impact the market value by 1.37%.  Both are within the established tolerance limit of 15%.  Management also modeled the impact to the market value of our capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of our capital of 7.10% and 0.32%, respectively.
Management is also comfortable with the level of exposures at these levels.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Board-approved Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the nine months ended September 30, 2012.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15,
2011.  In connection with the adoption of this amendment, the Corporation changed the presentation of the statement of comprehensive income for the Corporation to two consecutive statements instead of presenting it as part of the consolidated statements of shareholders’ equity.

Item 3:                      Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is set forth herein in Management's Discussion and Analysis of
Financial Condition and Results of Operations under the heading "Interest Rate Risk."

Item 4:                      Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2012 pursuant to Rule 13a-15 of the Securities
Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2012.  In addition, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
For information related to this item please see Note 7 to the Corporation’s financial statements included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in the Corporation's Annual
Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and
Exchange Commission on March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/12-7/31/12	73	$25.70	73	27,585
8/1/12-8/31/12	3,949	$24.59	3,949	23,636
9/1/12-9/30/12	-	$-	-	23,636
Quarter ended 9/30/12	4,022	$24.61	4,022	23,636
(1) On November 16, 2011, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009 and extended for one year on November 17, 2010.  The extension authorizes purchases of up to 90,000 shares of the Corporation's outstanding common stock, including those shares purchased during the first two years of the plan. Purchases may be made from time to time on the open-market or in private negotiated transactions and will be at the discretion of management.  Through September 30, 2012, a total of 66,364 shares had been purchased under this program.

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

                                          CHEMUNG FINANCIAL CORPORATION

DATED: November 13, 2012	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: November 13, 2012	By: /s/ Mark A. Severson
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