Form 10-K
period 2012-12-31
CHEMUNG FINANCIAL CORP
filed 2013-03-15
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________
Commission File Number 0-13888

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
NEW YORK	16-123703-8
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Chemung Canal Plaza, P.O. Box 1522, Elmira, New York	14902
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (607) 737-3711

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: (Title of Class)
None

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
Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was $89,333,717.

As of March 14, 2013, there were 4,592,756 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2013 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The Corporation’s Board of Directors has concluded that the expansion of the franchise’s geographic footprint, an increase in the Bank’s earning assets and the generation of new sources of non-interest income are important components of its strategic plan.  Towards that end, in recent years it has completed the following transactions:

•
On March 14, 2008, the Bank acquired three branches from Manufacturers and Traders Trust Company in the New York counties of Broome and Tioga.  At the time of the acquisition, the Bank assumed $64.4 million in deposits and acquired $12.6 million in loans.

•
On May 29, 2009, the Corporation acquired Canton Bancorp, Inc., the holding company of Bank of Canton based in Canton, Pennsylvania.  At the time of the merger, Canton Bancorp, Inc. had $81.1 million in assets, $58.8 million in loans and $72.9 million in deposits.

•
On April 8, 2011, the Corporation acquired Fort Orange Financial Corp. (“FOFC”), the holding company of Capital Bank & Trust Company (“Capital Bank”) based in Albany, New York.  At the time of the merger, Capital Bank had $254.4 million in assets, $170.7 million in loans and $199.2 million in deposits.

As a result of these transactions and organic growth, the Corporation had $1.248 billion assets, $893.5 million in loans, $1.045 billion in deposits and $131.1 million in shareholders’ equity at December 31, 2012.

Growth Strategy

The Corporation’s growth strategy is to leverage its expanding branch network in current or new markets to build client relationships and grow loans and deposits.  Expanding the branch network involves branch purchases or opening de novo branches in contiguous markets and acquiring other financial institutions in the Northeast.  The Corporation evaluates acquisition targets based on the economic viability of the markets they are in, the degree to which they can be effectively integrated into the Corporation’s current operations and the degree to which they are accretive to capital and earnings.

Description of Business

The Corporation, through the Bank and CFS Group, Inc., provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, letters of credit, wealth management services, employee benefit plans, brokerage services and insurance.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, Wealth Management Group fee income and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

In order to compete with other financial services companies, the Corporation relies upon personal relationships established by its officers, employees and directors with our clients.  The Corporation has maintained a strong community orientation by supporting the active participation of officers and employees in local charitable, civic, school, religious and community development activities.  The Corporation believes that its emphasis on local relationship banking, together with a prudent approach to lending, are important factors in its success and growth.

Lending Activities

Lending Strategy

The Corporation’s objective is to channel deposits gathered locally into high-quality, market-yielding loans without taking unacceptable credit and/or interest rate risk.  The Corporation seeks to have a diversified loan portfolio consisting of commercial, financial and agricultural loans, commercial mortgages, residential mortgages, home equity lines of credit and home equity term loans, consumer and indirect auto loans.  The Bank operates with a traditional community bank model where the relationship manager possesses credit skills and has significant influence over credit decisions.  This creates value since clients and prospects know they are dealing with a decision maker.

Lending Authority

The Board of Directors establishes the lending policies, underwriting standards and loan approval limits of the Bank.  In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority.  These officers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.  The Bank recognizes that exceptions to the lending policies may occasionally occur and has established procedures for approving exceptions to these policies.

In underwriting loans, primary emphasis is placed on the borrower’s financial condition, including ability to generate cash flow to support the debt and other cash expenses.  In addition, substantial consideration is given to collateral value and marketability as well as the borrower’s character, reputation and other relevant factors.  Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loans.  Competition from other financial services companies also impacts interest rates charged on loans.

The Corporation has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies, non-performing loans and potential problem loans.

Lending Segments

The Corporation segments its loan portfolio into the following major lending categories: (i) commercial, financial and agricultural, (ii) commercial mortgages, (iii) residential mortgages and (iv) consumer loans.

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

Funding Activities

Funding Strategy

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts.  A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank.  These customers will typically turn to their primary bank first when in need of other financial services.  The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.  Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Funding Sources

The Corporation’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings and funds generated from operations of the Bank.  The Bank also has access to advances from the Federal Home Loan Bank of New York (the "FHLB"), other financial institutions and the Federal Reserve Bank of New York (the "FRB").  Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions.

The Corporation considers core deposits, consisting of non-interest-bearing and interest-bearing checking accounts, savings accounts, and insured money market accounts, to be a significant component of our deposits.  The Corporation monitors the activity on these core deposits and, based on historical experience and pricing strategy, believes it will continue to retain a large portion of such accounts.  The Bank is currently not limited with respect to the rates that it may offer on deposit products.  The Bank believes it is competitive in the types of accounts and interest rates it has offered on its deposit products.  The Bank regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and growth strategies.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition.  The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located.  The Bank relies primarily on customer service, long-standing relationships and other banking services, including loans and wealth management services, to attract and retain these deposits.  However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits.  The Bank uses traditional means of advertising its deposit products, including radio and print media.

Wealth Management Strategy

With $1.735 billion of assets under management or administration at year-end 2012, the Wealth Management Group is responsible for the largest component of non-interest income.  Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning and employee benefit administrative services.  The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

The Corporation in 2001 decided to add another source of fee income with the establishment of CFS Group, Inc., which offers an array of financial services including mutual funds, full and discount brokerage services, annuity and other insurance products and tax preparation services.

For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2012.

Market Area and Competition

Seven of the Bank's 28 full-service offices, including the main office, are located in Chemung County, New York.  The Bank has thirteen full-service offices located in the nearby counties of Broome, Schuyler, Steuben, Tioga and Tompkins.  In April 2011, the Bank, as part of the FOFC acquisition by the Corporation, added five full service branch offices to its footprint in Albany and Saratoga counties under the name Capital Bank, a division of Chemung Canal Trust Company.  The Bank also operates 3 full-service offices in Bradford County, Pennsylvania and full service Wealth Management Centers located in Chemung and Broome counties.  The Corporation defines its primary market areas as those areas within a 25-mile radius of its New York offices in Albany, Broome, Chemung, Saratoga, Steuben, Schuyler, Tioga and Tompkins counties, including the northern tier of Pennsylvania.

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

Competition for the Bank's Wealth Management Group services comes primarily from brokerage firms and independent investment advisors.  These brokerage firms and advisors devote much of their considerable resources toward gaining larger positions in these markets.

Employees

As of December 31, 2012, the Corporation and its subsidiaries employed 356 persons on a full-time equivalent basis.  None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

Available Information

The Securities and Exchange Commission (the "SEC") maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation.  You may also read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F St., NE, Washington, D.C. 20549.  You may obtain information concerning the operation of the Public Reference Room by calling 1-800-SEC-0330.  In addition, we maintain a corporate web site at www.chemungcanal.com.  We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and filed with the SEC.  These items are available as soon as reasonably practicable after we electronically file or furnish such material with the SEC. These items are also available on our web site as Interactive Data Files as required pursuant to Rule 405 of Regulation S-T (§232.405).  The contents of our web site are not a part of this report.  These materials are also available free of charge by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Canal Trust Company, One Chemung Canal Plaza, Elmira, NY 14901.

Supervision and Regulation

The Corporation and the Bank are subject to comprehensive regulation, supervision and examination by regulatory authorities. Numerous statutes and regulations apply to the Corporation’s and, to a greater extent, the Bank’s, operations, including required reserves, investments, loans, deposits, issuances of securities, payments of dividends and establishment of branches. Set forth below is a brief description of some of these laws and regulations. The description does not purport to be complete, and is qualified in its entirety by reference to the text of the applicable laws and regulations.

The Corporation

Bank Holding Company Act

The Corporation is a bank holding company registered with, and subject to regulation and examination by, the Board of Governors of the Federal Reserve System ("Federal Reserve") pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Federal Reserve regulates and requires the filing of reports describing the activities of bank holding companies, and conducts periodic examinations to test compliance with applicable regulatory requirements. The Federal Reserve has enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require a bank holding company to divest subsidiaries.

The Corporation generally may engage in the activities permissible for a bank holding company, which includes banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. Because the Corporation also has elected financial holding company status, it may also engage in a broader range of activities that are determined by the Federal Reserve and the Secretary of the Treasury to be financial in nature or incidental to financial activities or activities that are determined by the Federal Reserve to be complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without the prior approval of the Federal Reserve.

New York Law

The Corporation is organized under New York law and is subject to the New York Business Corporation Law, which governs the rights and obligations of directors and shareholders and other corporate matters.

The Corporation is also a bank holding company as defined in the New York Banking Law by virtue of its ownership and control of the Bank. Generally, this means that the New York State Department of Financial Services ("NYSDFS") must approve the Corporation’s acquisition of control of other banking institutions and similar transactions.

Federal Securities Law

The Corporation is subject to the information, reporting, proxy solicitation, insider trading, and other rules contained in the Securities Exchange Act of 1934 (the "Exchange Act"), the disclosure requirements of the Securities Act of 1933 (the “Securities Act”) and the regulations of the SEC thereunder.  In addition, the Company must comply with the corporate governance and listing standards of the NASDAQ Stock Market to maintain the listing of its common stock on the exchange. These standards include rules relating to a listed company's board of directors, audit committees and independent director oversight of executive compensation, the director nomination process, a code of conduct and shareholder meetings.

The SEC has adopted certain proxy disclosure rules regarding executive compensation and corporate governance, with which the Corporation must comply. They include:  (i) increased disclosure as it relates to stock and option award compensation; (ii) disclosure regarding any potential conflict of interest of any compensation consultants of the Corporation; (iii) enhanced disclosure regarding compensation committee independence and experience, qualifications, skills and diversity of its directors and any director nominees; (iv) “say-on-pay” disclosure; and (v) information relating to the leadership structure of the Corporation’s board of directors and the board’s role in the risk management process. Additionally, these rules require the Corporation to report the voting results of annual meetings in a much more timely manner on Form 8-K, rather than on a quarterly or annual report.

Sarbanes-Oxley Act of 2002

The Corporation is also subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Sarbanes-Oxley Act revised the laws affecting public companies’ corporate governance, accounting obligations, and corporate reporting by: (i) creating a new federal accounting oversight body; (ii) revamping auditor independence rules; (iii) enacting new corporate responsibility and governance measures; (iv) enhancing disclosures by public companies, their directors, and their executive officers; (v) strengthening the powers and resources of the SEC; and (vi) imposing new criminal and civil penalties for securities fraud and related wrongful conduct.

The SEC has adopted regulations under the Sarbanes-Oxley Act, including: (i) executive compensation disclosure rules; (ii) standards of independence for directors who serve on the Corporation’s audit committee; (iii) disclosure requirements as to whether at least one member of the Corporation’s audit committee qualifies as a “financial expert” as defined in the SEC regulations; (iv) whether the Corporation has adopted a code of ethics applicable to its chief executive officer, chief financial officer, or those persons performing similar functions; (v) and disclosure requirements regarding the operations of board nominating committees and the means, if any, by which security holders may communicate with directors.

Capital Adequacy

The Corporation is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%.  Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve.  The Federal Reserve may set higher minimum capital requirements for bank holding companies where circumstances warrant, such as companies anticipating significant growth or facing unusual risks. As of December 31, 2012, the Corporation was in compliance with all minimum capital requirements.  The Federal Reserve has not advised the Corporation that it is subject to any special capital requirements.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the Federal Reserve that are similar to those applicable to the Corporation. As of December 31, 2012, the Bank was in compliance with all minimum capital requirements.

Support of Subsidiary Banks

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), discussed in the section of this document entitled “Additional Important Legislation and Regulation”, codifies the Federal Reserve’s longstanding policy of requiring bank holding companies to act as a source of financial and managerial strength to their subsidiary banks, as a statutory requirement. Under this requirement, the Corporation is expected to commit resources to support its banking subsidiaries, including at times when it may not be advantageous for the Corporation to do so.

The Bank

General

The Bank is a commercial bank chartered under the laws of New York State and is supervised by the NYSDFS.  The Bank also is a member bank of the Federal Reserve System and, therefore, the Federal Reserve serves as its primary federal regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to applicable limits. The Bank must file reports with the Federal Financial Institution Examination Council (“FFIEC”), the Federal Reserve and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or sale of branch offices.  This regulatory structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2012, the Bank’s legal lending limit on loans to one borrower was $19.4 million for loans not fully secured by readily marketable collateral and $21.4 million for loans secured by readily marketable collateral.  The Bank’s internal limit on loans is set at $15.0 million.  At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

Branching

Subject to the approval of the NYSDFS, New York chartered commercial banks may establish branch offices anywhere within New York State, except in communities having populations of less than 50,000 inhabitants in which another New York chartered commercial bank or a national bank has its principal office.  Additionally, under the Dodd-Frank Act, state chartered banks may generally branch into other states to the same extent as commercial banks chartered under the laws of that state may branch.

Payment of Dividends

The Bank is subject to substantial regulatory restrictions relating to its ability to pay dividends to the Corporation.  Under Federal Reserve and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2012, approximately $11.0 million was available for the payment of dividends by the Bank to the Corporation without prior approval, after giving effect to the payment of dividends in the fourth quarter of 2012.  The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

Federal Reserve System

All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and nonpersonal time accounts. As of December 31, 2012, the Bank was in compliance with applicable reserve requirements. In all years preceding 2008, these reserves were maintained as vault cash or noninterest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008, the Federal Reserve Banks announced that they would begin to pay interest on member banks’ required reserve balances, as well as excess reserve balances.

Standards for Safety and Soundness

The Federal Reserve has adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital adequacy, asset quality, management, earnings performance, liquidity and sensitivity to market risk.  In evaluating these safety and soundness standards, the Federal Reserve also evaluates internal controls and information systems, internal audit systems, loan documentation, credit underwriting, exposure to changes in interest rates, asset growth, compensation, fees, and benefits.  In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The Federal Reserve may order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan, and if an institution fails to do so, the Federal Reserve must issue an order directing action to correct the deficiency and may issue an order directing other action. If an institution fails to comply with such an order, the Federal Reserve may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Real Estate Lending Standards

The Federal Reserve has adopted guidelines that generally require each Federal Reserve state member bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the bank and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying Federal Reserve guidelines, which include loan-to-value ratios for the different types of real estate loans.

Transactions with Related Parties

The Federal Reserve Act governs transactions between the Bank and its affiliates, including the Corporation and CFS Group, Inc.  In general, an affiliate of the Bank is any company that controls, is controlled by, or is under common control with the Bank. Generally, the Federal Reserve Act limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of the Bank’s capital stock and surplus, and contains an aggregate limit of 20% of capital stock and surplus for covered transactions with all affiliates. Covered transactions include loans, asset purchases, the issuance of guarantees, and similar transactions. The Bank's loans to insiders must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features.  The loans are also subject to maximum dollar limits and must generally be approved by the Board.

Deposit Insurance

The FDIC insures the deposits of the Bank up to regulatory limits and the deposits are subject to the deposit insurance premium assessments of the Deposit Insurance Fund ("DIF"). The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF.  The assessment rate may, therefore, change after any of these measurements change.

The FDIC has adopted a final rule making certain changes to the deposit insurance assessment system.  Among other things, the rule revised the assessment rate schedule effective April 1, 2011, and adopted additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones. The rule changed the deposit insurance assessment system from one that was based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule provides that FDIC dividend payments will be suspended if the DIF reserve ratio exceeds 1.5 percent but that assessment rates will decrease when the DIF reserve ratio reaches certain thresholds.

All institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017.  The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of 2013, due December 31, 2012, was .004% of insured deposits.

Federal Home Loan Bank

The Bank is also a member of the FHLB, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2012.

Community Reinvestment Act

Under the federal Community Reinvestment Act (the “CRA”), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Federal Reserve periodically assesses the Bank's compliance with CRA requirements.  The Bank received an "outstanding" rating for CRA on its last performance evaluation conducted by the Federal Reserve as of May 29, 2012.

Fair Lending and Consumer Protection Laws

The Bank must also comply with the federal Equal Credit Opportunity Act and the New York Executive Law, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. In addition, the Bank is subject to a number of federal statutes and regulations implementing them, which are designed to protect the general public, borrowers, depositors, and other customers of depository institutions. These include the Bank Secrecy Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfers Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Expedited Funds Availability Act, the Flood Disaster Protection Act, the Fair Debt Collection Practices Act, Helping Families Save Their Homes Act, and the Consumer Protection for Depository Institutions Sales of Insurance regulation.  The Federal Reserve and, in some instances, other regulators, including the U.S. Department of Justice, the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau  (“CFPB”) and state Attorneys General, may take enforcement action against institutions that fail to comply with these laws.

Prohibitions Against Tying Arrangements

Subject to some exceptions, the BHCA and Federal Reserve regulations prohibit  banks from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Privacy Regulations

Federal Reserve regulations generally require the Bank to disclose its privacy policy. The policy must identify with whom the Bank shares its customers’ “nonpublic personal information,” at the time of establishing the customer relationship and annually thereafter. In addition, the Bank must provide its customers with the ability to “opt out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank’s privacy policy complies with Federal Reserve regulations.

The USA PATRIOT Act

The Bank is subject to the USA PATRIOT Act, which gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act imposes affirmative obligations on financial institutions, including the Bank, to establish anti-money laundering programs which require: (i) the establishment of internal policies, procedures, and controls; (ii) the designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program. The Federal Reserve must consider the Bank’s effectiveness in combating money laundering when ruling on merger and other applications.

CFS Group, Inc.

CFS Group, Inc. is subject to supervision by other regulatory authorities as determined by the activities in which it is engaged.  Insurance activities are supervised by the NYSDFS, and brokerage activities are subject to supervision by the SEC and the Financial Industry Regulatory Authority ("FINRA").

Additional Important Legislation and Regulation

The Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

The Dodd-Frank Act directs the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured depository institutions and bank holding companies with assets greater than $500 million, among others, that should be no lower than the minimum requirements applicable to banks as of the date of enactment of the Dodd-Frank Act. On June 14, 2011, the Federal Reserve, along with other federal banking supervisors, issued a final rule implementing the minimum leverage and risk-based capital requirements. The Dodd-Frank Act also directs the appropriate federal banking supervisors, subject to FFIEC recommendations, to develop capital requirements for all insured depository institutions, depository institution holding companies and systemically important non-bank financial companies to address systemically risky activities.

As noted above, the Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor per insured institution, retroactive to January 1, 2008, and provided qualifying non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012. Beginning January 1, 2013, non-interest bearing transaction accounts will no longer be insured separately from depositors’ other accounts at the same insured institution.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments.  The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using the company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion.  In April 2011, the Federal Reserve, along with other federal banking supervisors, issued a joint notice of proposed rulemaking implementing those requirements.

The Dodd-Frank Act created the CFPB, with wide-ranging powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general certain powers to enforce federal consumer protection regulations.

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
•
as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent);

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

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625 percent and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).

The Dodd-Frank Act requires the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In June 2011, the Federal Reserve finalized regulations implementing this requirement.

Given that the Basel III rules are subject to implementation and change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, the Corporation cannot be certain of the impact new capital regulations will have on its capital ratios.

The U.S. banking agencies had indicated informally that they expect to propose regulations implementing Basel III in early 2012.  On November 9, 2012, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued a press release stating that they “do no expect” that any of the new regulatory capital rules they had proposed to implement pursuant to Basel III would become effective on January 1, 2013.  While this statement from the U.S. banking regulators effectively delays the implementation of the Basel III capital rules for U.S. banks, the U.S. banking regulators also stated that they “take seriously [their] internationally agreed timing commitments regarding the implementation of Basel III and are working expeditiously as possible to complete the rulemaking process.”

Gramm-Leach-Bliley Act

Under the privacy and data security provisions of the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act ("GLB Act"), and rules promulgated thereunder, all financial institutions, including the Corporation, the Bank and CFS Group, Inc., are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act ("FCRA"), as amended by the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act"), includes many provisions affecting the Corporation, Bank, and/or CFS Group, Inc., including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions.  For instance, FCRA requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the FTC have extensive rulemaking authority under the FACT Act, and the Corporation and the Bank are subject to the rules that have been promulgated by the Federal Reserve and FTC thereunder, including recent rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate the risk of identity theft through red flags. The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and FCRA.

The GLB Act and FCRA also impose requirements regarding data security and the safeguarding of customer information. The Bank is subject to the Interagency Guidelines Establishing Information Security Standards ("Security Guidelines"), which implement section 501(b) of the GLB Act and section 216 of the FACT Act. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity and the proper disposal of customer information.  The Bank believes it is in compliance with all such standards.

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

At December 31, 2012, the Corporation’s portfolio of commercial real estate and business loans totaled $454 million or 50.8% of total loans.  The Corporation’s plans are to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operations and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans.  The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

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

The Corporation’s emphasis on the origination of commercial loans is one of the more significant factors in evaluating its allowance for credit losses.  As the Corporation continues to increase the amount of these loans, additional or increased provisions for loan losses may be necessary, which could result in a decrease in earnings.

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

The Dodd-Frank Act represents a significant overhaul of the CFPB as many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation.  While regulators have adopted a number of new rules required by the Dodd-Frank Act, others have not been proposed or if proposed, not been adopted in final form.  The Corporation cannot be certain when final rules affecting it will be issued through such rulemakings, and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase the Corporation’s costs of operations and adversely impact its earnings.

The Corporation operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Currently, the Corporation and its subsidiaries are subject to extensive regulation, supervision, and examination by regulatory authorities.  For example, the Corporation is regulated by the Federal Reserve and the Bank is regulated by the Federal Reserve, the FDIC and the NYSDFS.  Such regulators govern the activities in which the Corporation and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Corporation and its operations.  The Corporation believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations.  Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change.  There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Provisions of our certificate of incorporation, bylaws, as well as New York law and certain banking laws, could delay or prevent a takeover of us by a third party.

Provisions of the Corporation’s certificate of incorporation and bylaws, New York law, and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Corporation, despite the possible benefit to the Corporation’s shareholders, or otherwise adversely affect the market price of the Corporation’s common stock. These provisions include: a two-thirds affirmative vote of all outstanding shares of Corporation stock for certain business combinations; a supermajority shareholder vote of 75% of outstanding stock for business combinations involving 10% shareholders; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to the Corporation’s board of directors and for proposing matters that shareholders may act on at a shareholder meeting. In addition, the Corporation is subject to New York law, which among other things prohibits the Corporation from engaging in a business combination with any interested stockholder for a period of five years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for the Corporation’s common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of the Corporation’s common stock. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors other than candidates nominated by the Board.

The risks presented by acquisitions could adversely affect our financial condition and results of operations.

The business strategy of the Corporation has included and may continue to include growth through acquisition from time to time. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things: our ability to realize anticipated cost savings, the difficulty of integrating operations and personnel, the loss of key employees, the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

Severe weather and other natural disasters can affect the Corporation’s business.

Our main office and our branch offices can be affected by natural disasters such as severe storms and flooding.  These kinds of events could interrupt our operations, particularly our ability to deliver deposit and other retail banking services to our customers and as a result, our business could suffer serious harm.  While we maintain adequate insurance against property and casualty losses arising from most natural disasters, and we have successfully overcome the challenges caused by past flooding in Central New York, there can be no assurance that we will be as successful if and when disasters occur.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, New York, 27 full-service branch locations in a nine county area, owned office space adjacent to the Bank's main office in Elmira, New York and ten off-site automated teller facilities ("ATMs"), all of which are located on leased property.  The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district.  The main office consists of approximately 59,342 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 58,597 square feet entirely occupied by the Bank. The combined square footage of the 28 branch banking facilities totals approximately 122,053 square feet.  The office building adjacent to the main office was acquired in 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased.  The leased automated teller facility spaces total approximately 500 square feet. The Bank operates eleven of its facilities (Bath, Binghamton, Clifton Park, Community Corners, Herkimer WMG Office, Latham, Oakdale Mall, Slingerlands, Tioga, Vestal, Washington Ave, and Wolf Rd Offices) and ten ATM's (Collegetown Bagels, Corning Community College, Elmira College, Elmira/Corning Regional Airport, E-Z Food Mart, Hardinge Inc., Ithaca College, Lansing Market, Schuyler Hospital, and Quality Beverage) under lease arrangements.  The rest of its offices, including the main office and the adjacent office building, are owned by the Bank.  All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is a party in two legal proceedings involving its Wealth Management Group Services. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate’s Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts’ investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee’s commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate’s Court and are now in the discovery phase. While the outcome of litigation is not predictable, the Bank believes that the claims are without merit and is vigorously defending them.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's stock is traded on the NASDAQ Global Market under the symbol “CHMG”.

The table below shows the price ranges for the Corporation’s common stock during each of the indicated quarters, except for the fourth quarter of 2012.  Prior to November 16, 2012, the information is based upon actual transactions reported by brokerage firms that maintain a market for the Corporation’s common stock and other transactions known to management.  On November 14, 2012, the Corporation filed a Form 8-K with the SEC announcing that shares of its common stock would begin trading on the NASDAQ Global Market effective with the opening of trading on November 16, 2012.  Since November 16, 2012, through December 31, 2012, the information is based upon the high and low sales prices reported by the NASDAQ Global Market.

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2012	High	Low	Dividends
4th Quarter	$32.50	$23.51	$0.50
3rd Quarter	25.70	23.55	0.25
2nd Quarter	25.99	24.76	0.25
1st Quarter	26.00	22.65	0.25

December 31, 2011
4th Quarter	$23.75	$22.50	$0.25
3rd Quarter	24.00	22.95	0.25
2nd Quarter	26.00	22.50	0.25
1st Quarter	26.75	21.77	0.25

Under New York law, the Corporation may pay dividends on our common stock either: (i) out of surplus, so that the Corporation’s net assets remaining after such payment equal the amount of its stated capital, or (ii) if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Our payment of dividends on our common stock is dependent, in large part, upon receipt of dividends from the Bank, which is subject to certain restrictions which may limit its ability to pay us dividends.  See Item 1, “Business – Regulation and Supervision-The Bank-Payment of Dividends” for an explanation of legal limitations on the Bank’s ability to pay dividends.

As of February 28, 2013, there were 1,325 registered holders of record of the Corporation's stock, which includes 700 Non Objecting Beneficial Owners (“NOBO”) shares held in street name.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2012:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/12-10/31/12	2,200	$24.13	2,200	21,436
11/1/12-11/30/12 (1)	148	$24.75	148	-
12/1/12-12/31/12	-	$-	-	125,000
Quarter ended 12/31/12	2,348	$24.17	2,348	125,000
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the  purchase of up to 125,000 shares of the Corporation's outstanding common stock.  This plan replaces the plan approved on November 2009, which expired in November 2012.  Purchases may be made from time to time on the open-market or in private negotiated transactions and will be at the discretion of management.  For the year ending December 31, 2012, a total of 25,468 shares had been purchased under these plans.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $1B - $5B Bank Index for the period of five years commencing December 31, 2007.

Chemung Financial Corporation

Total Return Performance
Chemung Financial Corporation
NASDAQ Composite
NASDAQ Bank
SNL Bank $1B-$5B
Index Value
150
125
100
75
50
25
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Chemung Financial Corporation	100.00	73.40	79.89	92.22	97.08	133.01
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2007.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.  The selected financial data is derived from our audited consolidated financial statements.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2012	2011	2010	2009	2008
Total assets	$1,248,160	$1,216,260	$958,327	$975,552	$838,318
Loans	893,517	796,915	613,684	595,853	565,185
Investment securities	245,434	289,182	231,260	243,143	199,694
FHLB and FRB stock	4,710	5,509	3,329	3,281	3,155
Deposits	1,044,734	998,493	786,359	801,063	656,909
Securities sold under agreements to repurchase	32,711	37,107	44,775	54,263	63,413
FHLB advances	27,225	43,344	20,000	20,000	20,000
Shareholders' equity	131,115	125,929	97,409	90,086	83,007

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2012	2011	2010	2009	2008
Net interest income	$46,781	$43,849	$34,530	$33,155	$30,668
Provision for loan losses	828	958	1,125	2,450	1,450
Net interest income after provision for loan losses	$45,953	$42,891	33,405	30,705	29,218
Other operating income:
Wealth management group fee income	6,827	6,710	10,497	8,089	6,834
Securities gains, net	301	1,108	451	785	589
Trust Preferred impairment	-	(67)	(393)	(2,242)	(803)
Net gains on sales of loans held for sale	484	179	242	259	114
Other income	9,678	9,534	8,848	8,819	10,404
Total other operating income	17,290	17,464	19,645	15,710	17,138
Other operating expenses	46,836	44,784	37,843	39,321	33,968
Income before income tax expense	16,407	15,571	15,207	7,094	12,388
Income tax expense	5,385	5,033	5,105	1,861	4,034
Net income	$11,022	$10,538	$10,102	$5,233	$8,354

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2012	2011	2010	2009	2008	2007	% Change 2011 To 2012	Compounded Annual Growth 5 Years
Earnings per share (1)	$2.38	$2.40	$2.80	$1.45	$2.32	$2.02	-0.8%	3.3%
Dividends declared	1.00	1.00	1.00	1.00	1.00	0.97	-	0.6%
Tangible book value (2)	22.40	21.07	22.90	20.74	18.96	22.50	6.3%	-0.1%
Market price at 12/31	29.89	22.75	22.30	21.25	20.40	27.25	31.4%	1.9%
Weighted average shares outstanding (in thousands)	4,641	4,383	3,607	3,603	3,594	3,595	5.9%	5.2%
(1) Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share.
(2)  Tangible book value is total shareholders’ equity minus goodwill and other intangible assets, net.

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2012	2011	2010	2009	2008
Return on average assets	0.88%	0.90%	1.02%	0.56%	1.00%
Return on average equity	8.41%	8.77%	10.64%	6.13%	9.36%
Dividend yield at year end	4.20%	4.40%	4.48%	4.71%	4.90%
Dividend payout	41.49%	40.96%	34.85%	67.30%	42.07%
Total capital to risk adjusted assets	13.10%	13.28%	14.54%	13.22%	13.58%
Tier I capital to risk adjusted assets	11.68%	11.84%	12.92%	11.61%	11.97%
Tier I leverage ratio	8.74%	8.27%	8.72%	7.89%	8.94%
Average equity to average assets	10.46%	10.23%	9.60%	9.19%	10.65%
Year-end equity to year-end assets ratio	10.50%	10.35%	10.16%	9.23%	9.90%
Loans to deposits	85.53%	79.81%	78.04%	74.38%	86.04%
Allowance for loan losses to total loans	1.17%	1.21%	1.55%	1.67%	1.61%
Allowance for loan losses to non- performing loans (1)	99.21%	46.18%	84.40%	72.20%	200.40%
Adjusted non-performing assets to total assets (2)	0.53%	1.19%	1.18%	0.67%	0.38%
Net interest rate spread	3.89%	3.85%	3.53%	3.49%	3.46%
Net interest margin	4.07%	4.07%	3.81%	3.89%	4.05%
Efficiency ratio (3)	71.99%	71.18%	68.35%	78.40%	68.11%
(1) Non-performing loans are non-accrual loans, non-accrual troubled debt restructurings, accruing troubled debt restructurings and accruing loans past due 90 days or more.
(2) Adjusted non-performing assets are total non-performing assets less accruing troubled debt restructurings and accruing loans past due 90 days or more.
(3) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income (before loan losses) plus other operating income adjusted for non-taxable gains on stock donations.

The following tables summarize the Corporation’s unaudited net income and basic earnings per share at each quarter end for the years 2012 and 2011 (in thousands of dollars except per share data):

	2012
	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$13,540	$12,765	$13,015	$12,756
Interest expense	1,524	1,400	1,240	1,131
Net interest income	12,016	11,365	11,775	11,625
Provision for loan losses	477	52	225	74
Net interest income after provision for loan losses	11,539	11,313	11,550	11,551
Total other operating income	4,897	4,131	4,060	4,202
Total other operating expenses	10,922	11,885	11,393	12,637
Income before income tax expense	5,514	3,559	4,217	3,116
Income tax expense	1,899	1,115	1,383	987
Net Income	$3,615	$2,444	$2,834	$2,129
Basic and diluted earnings per share	$0.78	$0.53	$0.61	$0.46

	2011
	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,180	$13,233	$13,593	$13,642
Interest expense	1,633	1,782	1,750	1,634
Net interest income	8,547	11,451	11,843	12,008
Provision for loan losses	125	125	583	125
Net interest income after provision for loan losses	8,422	11,326	11,260	11,883
Total other operating income	4,348	4,744	4,328	4,044
Total other operating expenses	10,444	12,201	10,617	11,522
Income before income tax expense	2,326	3,869	4,971	4,405
Income tax expense	661	1,249	1,680	1,443
Net Income	$1,665	$2,620	$3,291	$2,962
Basic and diluted earnings per share	$0.46	$0.57	$0.71	$0.64

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The purpose of this discussion is to focus on information about the financial condition and results of operations of Chemung Financial Corporation (the “Corporation”).  Reference should be made to the accompanying consolidated financial statements and footnotes, and the selected financial data appearing elsewhere in this report for an understanding of the following discussion and analysis.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends.  Information concerning these and other factors can be found in the Corporation’s periodic filings with the Securities and Exchange Commission, including the discussion under the heading “Item 1A. Risk Factors” in this form 10-K.  These filings are available publicly on the SEC's web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Corporation has been a financial holding company since 2000, and the Bank was established in 1833 and CFS Group, Inc. in 2001.  Through the Bank and CFS Group, Inc., the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, letters of credit, wealth management services, employee benefit plans, brokerage services and insurance.  The Bank relies substantially on a foundation of locally generated deposits.

The parent-only company has minimal results of operations.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, Wealth Management Group fee income and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

2012 Highlights

•	Net income for 2012 was $11.0 million, or $2.38 per share, compared with $10.5 million, or $2.40 per share, for 2011, an increase of $0.5 million, or 4.6%.

•	Returns on average assets and average equity for 2012 were 0.88% and 8.41%, respectively, compared with 0.90% and 8.77%, respectively, for 2011.

•	Net interest margin for 2012 was 4.07%, level with 2011.

•
The non-performing assets to total assets ratio declined to 1.32% at December 31, 2012, from 1.79% at December 31, 2011.  Excluding $5.4 million of accruing troubled debt restructurings and $4.5 million of accruing loans that are 90 days or more past their stated maturity dates, the non-performing assets to total assets ratio was 0.53%.

•	Capital remains strong as the year-end equity to year-end assets ratio was 10.50% at December 31, 2012, compared with 10.35% at December 31, 2011.

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

The Corporation monitors its loan portfolio carefully.  The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Administrative and Risk Officer (non-voting member), business client division manager, retail client division manager, commercial loan manager, consumer loan manager, mortgage loan manager, and the President and commercial loan manager of the Capital Bank division, implements the Board-approved loan policy.

Financial Condition

Summary

Consolidated assets at December 31, 2012 totaled $1.248 billion, an increase of $31.9 million or 2.6% since December 31, 2011.  The growth was primarily due to an increase of $96.6 million, or 12.1%, in total portfolio loans, partially offset by decreases of $44.5 million in investment securities and $13.7 million in interest-bearing deposits in other financial institutions.

Total liabilities increased $26.7 million to $1.117 billion at December 31, 2012, primarily due to an increase of $46.2 million in deposits, partially offset by a decrease of $20.5 million in borrowings.  Total shareholders’ equity was $131.1 million at December 31, 2012, an increase of $5.2 million from December 31, 2011, primarily due to the Corporation’s net income of $11.0 million, partially offset by declared dividends of $4.6 million and a $1.4 million increase in accumulated other comprehensive loss.

The market value of total assets under management or administration in the Corporation’s Wealth Management Group was $1.735 billion at December 31, 2012, compared with $1.596 billion at December 31, 2011.

Balance Sheet Comparisons

The following tables contain selected average and actual balance sheet information for each year in the six-year period ended December 31, 2012. (in millions of dollars):

Average Balance Sheet	2012	2011	2010	2009	2008	2007	% Change 2011 to 2012	Compounded Annual Growth 5 Years
Total Assets	$1,253.7	$1,175.0	$988.6	$928.8	$837.5	$767.0	6.7%	10.3%
Earning Assets (1)	1,150.4	1,078.4	905.5	852.4	757.3	698.6	6.7%	10.5%
Loans (2)	844.3	741.0	590.6	586.7	561.6	520.0	13.9%	10.2%
Investments (3)	306.2	337.4	314.9	265.7	195.7	178.6	-9.3%	11.4%
Deposits	1,042.7	965.2	817.6	752.4	649.7	592.6	8.0%	12.0%
Borrowings (4)	70.7	81.3	68.4	79.2	87.2	81.6	-13.0%	-2.8%
Shareholders’ Equity	131.1	120.2	94.9	85.4	89.2	84.6	9.1%	9.2%
(1) Average earning assets include securities available for sale and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
(2) Average loans, net of deferred origination fees and costs, and unearned income.
(3) Average balances for investments include securities available for sale and securities held to maturity, based on amortized cost, Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(4) Average borrowings include Federal Home Loan Bank advances and securities sold under agreements to repurchase.

Balance Sheet Comparisons (continued)

Ending Balance Sheet	2012	2011	2010	2009	2008	2007	% Change 2011 to 2012	Compounded Annual Growth 5 Years
Total Assets	$1,248.2	$1,216.3	$958.3	$975.6	$838.3	$788.9	2.6%	9.6%
Earning Assets(1)	1,154.7	1,116.3	892.4	900.9	770.4	715.5	3.4%	10.0%
Loans (2)	893.5	796.9	613.7	595.9	565.2	539.5	12.1%	10.6%
Allowance for loan losses	10.4	9.7	9.5	10.0	9.1	8.5	8.0%	4.30%
Investments (3)	261.2	319.4	278.7	305.0	205.2	176.0	-18.3%	8.2%
Deposits	1,044.7	998.5	786.4	801.1	656.9	572.6	4.6%	12.8%
Borrowings (3)	59.9	80.5	64.8	74.3	83.4	113.6	-25.6%	-12.0%
Shareholders’ Equity	131.1	125.9	97.4	90.1	83.0	88.1	4.1%	8.3%
(1) Earning assets include securities available for sale, at estimated fair value and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
(2) Loans, net of deferred origination fees and costs, and unearned income.
(3) Investments include securities available for sale, at estimated fair value, securities held to maturity, at amortized cost, Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(4) Borrowings include Federal Home Loan Bank advances and securities sold under agreements to repurchase.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $12.7 million since December 31, 2011, as a $13.7 million decrease in interest-bearing deposits in other financial institutions was partially offset by a $1.0 million increase in cash and due from financial institutions.  The decrease in interest-bearing deposits in other financial institutions was used to help fund the increase in portfolio loans.  The Corporation continues to evaluate alternative investment of these funds with caution, given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

Securities

The Corporation’s Funds Management Policy includes an investment policy that in general, requires debt securities purchased for the bond portfolio to carry a minimum agency rating of "A".  After a credit analysis is performed, the policy also allows the Corporation to purchase local municipal obligations that are not rated.  The Corporation intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements and other types of transactions.  Fluctuations in the fair value of the Corporation’s securities relate primarily to changes in interest rates.

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized as follows (in thousands of dollars):
	2012			2011
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$138,041	$141,591	$3,550	$149,141	$152,080	$2,939
Mortgage-backed securities, residential	29,592	31,515	1,923	48,129	50,766	2,637
Collateralized mortgage obligations	3,495	3,543	48	7,412	7,537	125
Obligations of states and political subdivisions	39,175	40,815	1,640	44,562	46,513	1,951
Corporate bonds and notes	11,412	11,652	240	13,462	13,684	222
SBA loan pools	1,683	1,724	41	1,916	1,950	34
Trust preferred securities	2,519	2,471	(48)	2,538	2,310	(228)
Corporate stocks	736	6,375	5,639	788	6,030	5,242
Totals	$226,653	$239,686	$13,033	$267,948	$280,870	$12,922

The available for sale segment of the securities portfolio totaled $239.7 million at December 31, 2012, a decrease of $41.2 million, or 14.7%, from $280.9 million at December 31, 2011.  The decrease resulted primarily from sales and calls of $90.9 million, and maturities and principal collected of $29.3 million.  These items were partially offset by purchases of $80.4 million.  The decrease in securities available for sale was used to help fund the increase in portfolio loans.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $5.7 million at December 31, 2012, a decrease of $2.6 million due to the maturity of several securities, from December 31, 2011.  The decrease in securities held to maturity was also used to help fund the increase in portfolio loans.

Non-marketable equity securities at December 31, 2012 include shares of Federal Reserve Bank stock, FHLB stock and Federal Home Loan Bank of Pittsburgh stock, carried at their cost of $1.7 million, $2.9 million and $0.1 million, respectively. The fair value of these securities is assumed to approximate their cost.  The investment in these stocks is regulated by regulatory policies of the respective institutions.

The following table sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities at December 31, 2012 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security).  Federal tax equivalent adjustments have not been made in calculating yields on municipal obligations (in thousands of dollars):

	Maturing
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$30,616	1.59%	$110,429	1.64%	$546	3.85%	$-	-
Mortgage-backed securities, residential	1,189	3.88%	27,325	3.69%	1,220	1.97%	1,781	2.31%
Collateralized mortgage obligations	3,223	1.74%	320	4.68%	-	-	-	-
Obligations of states and political subdivisions	8,577	2.12%	30,396	2.44%	7,590	3.60%	-	-
Corporate bonds and notes	8,638	5.08%	2,763	3.46%	251	3.25%	-	-
SBA loan pools	-	-	414	1.60%	1,310	1.85%	-	-
Trust preferred securities	1,020	8.97%	1,005	8.96%	-	-	446	61.80%
Total	$53,263	2.43%	$172,652	2.17%	$10,917	3.20%	$2,227	18.32%

Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For the year ended December 31, 2012, the Corporation had no OTTI charges.  Impairment charges of $0.1 million and $0.4 million were recorded for the years ended December 31, 2011 and 2010, respectively, related to two collateralized debt obligations (“CDOs”) consisting of pools of trust preferred securities.  During 2011, one of these CDOs defaulted on its quarterly interest payment due.  However, in August 2012, the Corporation received the previously owed interest and has received all interest payments due since that time.  For more detailed information on OTTI, see Footnote (3) Securities in the Notes to Consolidated Financial Statements.

Loans

The Corporation has implemented reporting systems to monitor: (i) loan originations and concentrations, (ii) non-performing assets, including non-performing loans, troubled debt restructurings, other real estate owned and impaired loans and (iii) potential problem loans.  Management reviews these systems on a regular basis.

The following table shows the Corporation's loan composition by segment and percentage of total loans at the end of each of the last five years, (in thousands of dollars):

	December 31,
	2012	%	2011	%	2010	%	2009	%	2008	%

Commercial, financial and agricultural	$133,851	15.0	$142,209	17.8	$114,697	18.7	$118,303	19.9	$122,501	21.7
Commercial mortgages	320,198	35.9	264,589	33.2	133,070	21.7	123,669	20.7	92,978	16.4
Residential mortgages	200,475	22.4	193,600	24.3	173,468	28.3	162,447	27.3	156,633	27.7
Indirect consumer loans	130,573	14.6	97,165	12.2	98,941	16.1	94,122	15.8	101,076	17.9
Consumer loans	108,420	12.1	99,352	12.5	93,508	15.2	97,312	16.3	91,997	16.3
Total	$893,517	100.0	$796,915	100.0	$613,684	100.0	$595,853	100.0	$565,185	100.0

Portfolio loans totaled $893.5 million at December 31, 2012, an increase of $96.6 million, or 12.1%, from $796.9 million at December 31, 2011.  The increase in portfolio loans was due to strong growth of $47.3 million, or 11.6%, in commercial loans and $42.5 million, or 21.6%, in consumer loans. The growth in commercial loans was primarily due to an increase of $49.8 million in commercial loans in the Capital Bank division in the Albany, New York region, which was the former market area of FOFC, which was acquired in April 2011.  The growth in consumer loans was primarily due to increases of $33.4 million in indirect consumer loans, $4.4 million in direct consumer installment loans and $4.5 million in home equity loans.  During the second quarter of 2012, the Corporation implemented an indirect consumer loan program with reduced pricing on high quality indirect auto loans in an effort to put excess liquidity to better use.  The Corporation also implemented a marketing campaign for direct consumer loans during the second quarter of 2012.

Residential mortgage loans totaled $200.5 million at December 31, 2012, an increase of $6.9 million, or 3.6%, from December 31, 2011.  In addition, during 2012, $15.2 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.6 million originated and sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and indirect consumer loans.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Corporation’s concentration policy limits the volume of commercial loans to any one specific industry.  Specific industries are identified using the North American Industry Classification System (“NAICS”) codes.  The volume of commercial loans, with the exception of commercial mortgages, to any one specific industry is limited to Tier 1 capital plus the allowance for loan losses.  The volume of commercial mortgages is limited to three times the total of Tier 1 capital plus the allowance for loan losses.  The Corporation is in compliance with the concentration policy limits.

The Corporation also monitors specific NAICS industry classifications of commercial loans to indentify concentrations greater than 10.0% of total loans.  At December 31, 2012 and 2011, commercial mortgages to borrowers involved in the real estate, and real estate rental and lending businesses were 27.7% and 22.5%, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2012 and 2011.

The following table shows the maturity of only commercial, financial, and agricultural loans and commercial mortgages outstanding as of December 31, 2012.  Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):

	Within One Year		After One But Within Five Years	After Five Years	Total

Commercial, financial, agricultural and commercial mortgages		$72,104	$95,624	$286,321	$454,049
Loans maturing after one year with:
Fixed interest rates		N/A	76,315	76,653	152,968
Variable interest rates		N/A	19,309	209,668	228,977
Total	$	N/A	$95,624	$286,321	$381,945

Non-Performing Assets

Non-performing assets consist of (i) non-accrual loans, (ii) non-accrual troubled debt restructurings, (iii) accruing troubled debt restructurings, (iv) accruing loans past due 90 days or more and (v) other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure.

Past due status on all loans is based on the contractual terms of the loan.  It is generally the Corporation's policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed.  All payments received on non-accrual loans are applied to principal.  Loans can be returned to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

The following table summarizes the Corporation's non-performing assets, excluding purchased credit impaired ("PCI") loans acquired in the acquisition of FOFC (in thousands of dollars):

December 31,	2012	2011	2010	2009	2008
Non-accrual loans	$5,667	$9,554	$6,805	$5,703	$2,822
Non-accrual troubled debt restructurings	365	4,057	3,793	207	-
Accruing troubled debt restructurings	5,364	-	659	7,377	746
Accruing loans past due 90 days or more	4,484	7,304	11	517	976
Total non-performing loans	$15,880	$20,915	$11,268	$13,804	$4,544
Other real estate owned	565	898	741	649	324
Total non-performing assets	$16,445	$21,813	$12,009	$14,453	$4,868

Ratio of non-performing assets to total assets	1.32%	1.79%	1.25%	1.48%	0.58%
Ratio of adjusted non-performing assets to total assets (1)	0.53%	1.19%	1.18%	0.67%	0.38%
(1) Adjusted non-performing assets includes total non-performing assets less accruing troubled debt restructurings and accruing loans past due 90 days or more.

Information with respect to interest income on non-accrual and troubled debt restructured loans for the years ended December 31 is as follows (in thousands of dollars):

	2012	2011	2010
Interest income that would have been recorded under original terms	$666	$1,009	$957
Interest income recorded during the period	$12	$34	$298

Non-Performing Loans

The recorded investment in non-performing loans at December 31, 2012, totaled $15.9 million compared to $20.9 million at year-end 2011, a decrease $5.0 million.  The decrease in non-performing loans was due to decreases of $3.9 million in non-accrual loans, $3.7 million in non-accrual TDRs and $2.8 million in accruing loans 90 days or more past due.  These items were offset by an increase of $5.4 million in accruing TDRs.  The decreases in non-accrual loans and non-accrual TDRs were primarily due to a $5.2 million reduction of one borrower’s loans, which included $5.1 million of funds received from United States Department of Agriculture guarantees.

The recorded investment in accruing loans 90 days or more past due totaled $4.5 million at December 31, 2012, compared with $7.3 million at year-end 2011, a decrease of $2.8 million.  This decrease was primarily due to a decrease of $2.8 million in construction loans not considered by management to be PCI loans acquired in the FOFC acquisition, which for a variety of reasons are 90 days or more past their stated maturity dates.  These loans totaled $4.5 million at December 31, 2012.  However, the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based on the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

Not included in the non-performing loan totals are loans acquired in the April 2011 acquisition of FOFC and its wholly-owned subsidiary, Capital Bank, which the Corporation had identified as PCI loans totaling $9.8 million at December 31, 2012.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered troubled debt restructurings (“TDRs”) under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of December 31, 2012, the Corporation had $0.4 million of non-accrual TDRs compared with $4.1 million as of December 31, 2011.  Non-accrual TDRs declined $3.7 million, primarily due to principal payments received on two large commercial loans.  As of December 31, 2012, the Corporation had $5.4 million of accruing TDRs.  There were no accruing TDRs as of December 31, 2011.  The increase in accruing TDRs was primarily due to restructuring the loans of two commercial borrowers that recently experienced financial difficulties.

Impaired Loans

Impaired loans at December 31, 2012 totaled $12.7 million, including performing TDRs of $5.4 million, compared to $10.1 million at December 31, 2011.  There were no performing TDRs at December 31, 2011.  Not included in the impaired loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The increase of $2.6 million resulted principally from an increase in impaired commercial loans.  Included in the impaired loan total at December 31, 2012, are loans totaling $0.7 million for which impairment allowances of $0.2 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2011, the impaired loan total included $6.1 million of loans for which specific impairment allowances of $1.9 million were allocated to the allowance for loan losses.  The decrease in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due in large part to the removal of two large commercial loans.  The commercial loans were removed from impaired loans due to payments of principal received from USDA guarantees and payments received from the borrower, along with improved financial statements.

The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired.  Prior to the receipt of the updated appraisal, an impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  Real estate values in the Corporation's market area had not increased dramatically in the prior several years and, as a result, declines in real estate values have been modest.  Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) aging reports, that may be adjusted based on management’s knowledge of the client and client’s business.  If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  The allowance for loan losses is increased through a provision for loan losses charged to operations.  Loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely.  Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience (general component) and review of specific impaired loans (including evaluations of the underlying collateral and expected cash flows).  Historical loss experience is adjusted by management based on their judgment as to the current impact of qualitative factors including changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay.  Management believes that the allowance for loan losses is adequate to absorb probable incurred losses.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management, after considering current information and events regarding the borrower's ability to repay their obligations, classifies a loan as impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is determined to be impaired and is placed on nonaccrual status, all future payments received are applied to principal.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential mortgage loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are impaired loans.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio class.  These economic factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans and troubled debt restructurings, (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the recession threat from United States and European fiscal crises.

Prior to December 31, 2012, the Corporation utilized the sum of all allowance amounts derived as described above, combined with a reasonable unallocated allowance, as the primary indicator of the appropriate level of allowance for loan losses.  During the fourth quarter of 2012, the Corporation refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance.  This refined allowance calculation includes specific allowance allocations for qualitative factors including (i) concentrations of credit, (ii) general economic and business conditions, (iii) trends that could affect collateral values and (iv) expectations regarding the current business cycle.  The Corporation may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, (1) credit quality trends (including trends in non-performing loans expected to result from existing conditions), (2) seasoning of the loan portfolio, (3) specific industry conditions affecting portfolio segments, (4) the Corporation’s expansion into new markets and (5) the offering of new loan products.

The following table summarizes the Corporation’s allocation of the allowance for loan losses for each year in the five-year period ended December 31, 2012 (in thousands of dollars):
		Allocation of the Allowance for Loan Losses and Percent of Loans by Category to Total Loans (%)
Balance at end of period applicable to:	2012	%	2011	%	2010	%	2009	%	2008	%
Commercial, financial and agricultural	$1,708	15.0	$3,143	17.8	$2,118	18.6	$3,133	19.9	$3,854	21.7
Commercial mortgages	4,428	35.9	2,570	33.2	2,575	21.7	3,073	20.7	3,058	16.4
Residential mortgages	1,565	22.4	1,310	24.3	1,302	28.3	1,125	27.3	753	27.7
Consumer loans	2,706	26.7	2,193	24.7	2,727	31.4	2,636	32.1	1,441	34.2
	10,407	100.0	9,216	100.0	8,722	100.0	9,967	100.0	9,106	100.0
Unallocated	26	N/A	443	N/A	776	N/A	-	N/A	-	N/A
Total	$10,433	100.0	$9,659	100.0	$9,498	100.0	$9,967	100.0	$9,106	100.0

The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

The allowance for loan losses was $10.4 million at December 31, 2012, up from $9.7 million at December 31, 2011.  The ratio of allowance for loan losses to total loans was 1.17% at December 31, 2012, compared to 1.21% at December 31, 2011.  The increase in the allowance for loan losses was due principally to loan portfolio growth and allowances for this growth after consideration of the factors discussed above, along with the establishment of an allowance for acquired PCI loans from FOFC during 2012.  These items were partially offset by a reduction in the allowance related to the improvement in non-performing loans.  At December 31, 2011, the Corporation did not have an allowance for acquired PCI loans.

At December 31, 2012, the Corporation’s allowance for loan losses on originated loans (which are defined as total loans excluding loans acquired in the FOFC acquisition) total $9.5 million, resulting in a ratio of the allowance for loan losses on originated loans to originated loans of 1.18% compared to 1.47% at December 31, 2011.  The allowance for loan losses on originated loans at December 31, 2012, represents an amount that management believes is adequate to absorb probable incurred loan losses on the Corporation’s originated loan portfolio.

The following summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2012 (in thousands of dollars, except ratio data):

	Summary of Loan Loss Experience
	Years Ended December 31,
	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of year	$9,659	$9,498	$9,967	$9,106	$8,453
Reclassification of acquired loan discount	124	-	-	-	-
Charge-offs:
Commercial, financial and agricultural	181	686	817	92	218
Commercial mortgages	335	19	471	297	88
Real estate mortgages	83	67	83	30	15
Consumer loans	645	678	795	1,400	1,018
Home equity	29	48	45	23	33
Total	1,273	1,498	2,211	1,842	1,372
Recoveries:
Commercial, financial and agricultural	802	423	414	68	399
Commercial mortgages	55	41	15	15	38
Real estate mortgages	-	45	-	-	-
Consumer loans	228	190	188	170	138
Home Equity	10	2	-	-	-
Total	1,095	701	617	253	575
Net charge-offs	178	797	1,594	1,589	797
Provision charged to operations	828	958	1,125	2,450	1,450
Allowance for loan losses at end of year	$10,433	$9,659	$9,498	$9,967	$9,106
Ratio of net charge-offs during year to average loans outstanding	.02%	.11%	.27%	.27%	.14%
Ratio of allowance for loan losses to total loans outstanding	1.17%	1.21%	1.55%	1.67%	1.61%

Net charge-offs for 2012 were $0.2 million compared with $0.8 million for 2011.  The ratio of net charge-offs to average loans outstanding was 0.02% for 2012 compared to 0.11% for 2011.  The decline in net charge-offs was primarily due to an improvement of $0.4 million in commercial loan recoveries and a decline of $0.2 million in commercial loan charge-offs.

Other Real Estate Owned

At December 31, 2012, other real estate owned (“OREO”) totaled $0.6 million compared to $0.9 million at December 31, 2011.  At December 31, 2012, OREO consisted of three residential properties and one parcel of undeveloped residential land totaling $0.2 million, and three commercial properties totaling $0.4 million.

Other Assets

The $7.0 million decline in other assets was due primarily to decreases of $3.6 million in current income taxes receivable and $0.7 million in prepaid FDIC insurance premiums, along with a $3.3 million reduction in the pension plan “funded status.”

Deposits

Deposits totaled $1.045 billion at December 31, 2012, compared with $998.5 million at December 31, 2011, an increase of $46.2 million, or 4.6%.  The growth was primarily due to increases of $65.1 million in insured money market accounts (“IMMA”), $41.8 million in non-interest-bearing demand deposits and $16.4 million in NOW accounts.  These items were partially offset by decreases of $36.7 million in savings accounts and $40.3 million in certificates of deposit.  Both the decrease in savings balances and the increase in IMMA balances were impacted by an initiative to convert funds from the former Capital Bank tiered interest rate savings accounts into the Capital Bank Privilege IMMA account.

Sorted by public, commercial and consumer sources, the $46.2 million growth in deposits was due to increases of $20.1 million in public funds and $33.2 million in commercial accounts, partially offset by a decrease of $7.1 million in consumer accounts.  The decrease in consumer deposits was primarily due to a decrease in certificates of deposit, partially offset by an increase in checking accounts.  The Corporation had anticipated a decrease in certificates of deposit since its strategy was to focus on core checking accounts.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) program.  The CDARS program involves a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Deposits obtained through brokers were $8.8 million and $12.4 million as of December 31, 2012 and 2011, respectively.  Deposits obtained through the CDARS program were $8.1 million and $9.7 million as of December 31, 2012 and 2011, respectively.  The Corporation plans to offer the CDARS program to local municipalities in 2013.

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts.  A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank.  These customers will typically turn to their primary bank first when in need of other financial services.  Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) link business and consumer loans to primary checking account at the Bank, (v) aggressively promote direct deposit of client’s payroll checks or benefit checks and (vi) constantly monitor the Corporation’s pricing strategies to ensure competitive products and services.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.

Information regarding deposits is included in Note 7 to the consolidated financial statements appearing elsewhere in this report.

Borrowings

Both the repayment of $16.1 million in FHLB term advances and a decrease of $4.4 million in securities sold under agreement to repurchase reflect the decrease in borrowings during the year ended December 31, 2012.  As a result of the increases in non-interest-bearing, NOW and IMMA deposits during 2012, the Corporation decided not to replace FHLB advances that matured.  In addition, the Corporation did not replace $6.5 million in securities sold under agreements to repurchase that had a weighted average rate of 3.68%.

For each of the three years ended December 31, 2012, 2011 and 2010, respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity.

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

The Corporation is a member of the FHLB which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $104.5 million and $69.8 million at December 31, 2012 and 2011, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at December 31, 2012 and 2011.

During 2012, cash and cash equivalents decreased $12.7 million. The major sources of cash during 2012 included $24.6 million provided by operating activities, proceeds from sales, maturities, calls and principal reductions on securities totaling $124.5 million and $46.2 million increase in deposits.  These proceeds were used primarily to fund purchases of securities totaling $82.2 million, a $96.6 million net increase in loans, a $16.1 million decrease in FHLB term advances, a decrease in securities sold under agreements to repurchase totaling $4.4 million, the payment of cash dividends in the amount of $5.7 million and purchases of fixed assets totaling $3.7 million.

During 2011, cash and cash equivalents decreased $7.7 million.  In addition $9.1 million of cash provided by operating activities, other major sources of cash during 2011 included proceeds from sales, maturities, calls and principal reductions on securities totaling $123.9 million, $25.1 million in net cash received in the FOFC acquisition and an $11.7 million increase in deposits.  These proceeds were used primarily to fund purchases of securities totaling $132.3 million, a $19.3 million net increase in loans, a decrease in securities sold under agreements to repurchase totaling $18.2 million, the payment of cash dividends in the amount of $4.1 million and purchases of fixed assets of $2.6 million, as well as a $0.9 million decrease in FHLB advances, purchases of FHLB and Federal Reserve Bank stock totaling $0.6 million and purchases of treasury shares in the amount of $0.5 million.

Shareholders’ Equity

Total shareholders’ equity was $131.1 million at December 31, 2012, compared with $125.9 million at December 31, 2011, an increase of $5.2 million.  The increase was primarily due to $11.0 million in net income for 2012, partially offset by dividends of $4.6 million and an increase in accumulated other comprehensive loss of $1.4 million.  The total shareholders’ equity to total assets ratio was 10.50% at December 31, 2012, up from 10.35% at December 31, 2011.  The tangible equity to tangible assets ratio was 8.53% at December 31, 2012, up from 8.23% at December 31, 2011.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve and establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of December 31, 2012, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.  A comparison of the Corporation’s and the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2012 and 2011, is included in note 17 to the consolidated financial statements appearing elsewhere in this report.

Cash dividends declared during 2012 totaled $4.6 million or $1.00 per share compared to $4.3 million or $1.00 per share in 2011 and $3.5 million and $1.00 per share in 2010.  Dividends declared during 2012 amounted to 41.5% of net income compared to 41.0% and 34.9% of net income for 2011 and 2010, respectively.  It is management's objective to continue generating sufficient capital internally, while continuing to pay adequate dividends to the Corporation’s shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of the Corporation’s liquidity and capital positions.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  On November 16, 2011, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009 and extended for one year on November 17, 2010.  The extension authorized the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first two years of the plan. From November 18, 2009 through the expiration of this program on November 16, 2012, a total of 68,564 shares were purchased.  Under the expired plan in 2012, the Corporation purchased 25,320 shares at an average cost of $24.96 per share totaling $0.6 million.  On December 19, 2012, the Board of Directors approved a new stock repurchase plan under which the Corporation may repurchase up to 125,000 shares.  No shares were purchased under the new plan in 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the financial statements.  The Corporation is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit and commitments to fund new loans.  The Corporation's policy is to record such instruments when funded.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

As of December 31, 2012, the Corporation has off-balance sheet arrangements as follows (in thousands of dollars):
		Commitment Maturity by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$15,017	$11,069	$3,247	$393	$308
Unused portions of lines of credit (1)	131,341	131,341	-	-	-
Commitments to fund new loans	40,296	40,296	-	-	-
Total	$186,654	$182,706	$3,247	$393	$308
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $35,832, $14,580 and $3,800, respectively, at December 31, 2012.

Contractual Obligations

As of December 31, 2012, the Corporation is contractually obligated under long-term agreements as follows (in thousands of dollars):

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Time Deposits (Note 7)	$236,690	$157,500	$67,933	$11,152	$105
Federal Home Loan Bank advances (Note 9)	27,225	1,827	6,003	17,307	2,088
Securities sold under agreements to repurchase (Note 8)	32,711	12,711	-	-	20,000
Operating leases	9,551	1,025	1,983	1,814	4,729
Other	3,081	911	1,384	732	54
Total (1)	$309,258	$173,974	$77,303	$31,005	$26,976
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans.  Please refer to Part IV Item 15 Note 11 for information regarding these obligations at December 31, 2012.

Results of Operations 2012 vs. 2011

Net Income

Net income for 2012 was $11.0 million, an increase of $0.5 million, or 4.6%, compared with $10.5 million for 2011.  Earnings per share for 2012 was $2.38 compared with $2.40 for 2011.  Return on average assets and return on average equity for 2012 were 0.88% and 8.41%, respectively, compared with 0.90% and 8.77%, respectively, for 2011.

The improvement in 2012 earnings was due primarily to a $3.0 million increase in net interest income and a $2.2 million decrease in pre-tax one-time merger transaction costs, both related to the FOFC acquisition in April 2011.  In addition, the Corporation recognized $0.8 million in pre-tax casualty gains from insurance reimbursements related to the September 2011 flooding of the Owego and Tioga offices.  These items were partially offset by increases of $1.8 million in salaries and wages, $0.8 million in pension and other employee benefits, $0.5 million in data processing expenses, $0.5 million in professional services, $0.4 million in income taxes and a $0.8 million reduction in net gains on securities transactions.

Net Interest Income

Net interest income, which is the difference between the income we receive on interest-earning assets, such as loans and securities and the interest we pay on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to our earnings.

For 2012, net interest income totaled $46.8 million, an increase of $3.0 million, or 6.7%, compared with $43.8 for 2011, and the net interest margin remained level with the prior year at 4.07%.  The increase in net interest income reflects a higher level of average earning assets due in large part to the FOFC acquisition, organic growth in the Albany region and a 21 basis point decrease in the cost of average interest-bearing liabilities, partially offset by a 17 basis point decrease in the yield on average earning assets.  Average earning assets increased $72.0 million, or 6.7%, as an increase in average loans totaling $103.3 million was partially offset by a $27.1 million decrease in average interest-bearing deposits in other financial institutions.  Included in the growth in average loans and investment securities are the Capital Bank division’s assets for a full year in 2012 compared with nine months in 2011.  Due to the increase in average earning assets, total interest and dividend income increased $1.4 million, or 2.8%, despite a 17 basis point decrease in yield to 4.53%.

For 2012, total average funding liabilities, including non-interest-bearing demand deposits, increased $67.0 million, or 6.4%, to $1.113 billion compared to 2011.  The growth was primarily due to an increase of $77.5 million in average deposits, partially offset by a decrease of $10.6 million in borrowings.  Average non-interest bearing deposits increased $40.6 million and average interest-bearing deposits increased $36.9 million.  The increase in average interest-bearing deposits was reflected principally in a $65.8 million increase in average IMMA balances and a $16.8 million increase in average NOW accounts.  These increases were partially offset by a $38.2 million decrease in average time deposits and a $7.5 million decrease in average savings balances.  While average interest-bearing liabilities increased $26.3 million, or 3.3%, interest expense decreased $1.5 million, or 22.1%, as the average cost of interest-bearing liabilities decreased 21 basis points to 0.64%.

Provision for Loan Losses

For 2012 the provision for loan loss expense totaled $0.8 million compared to $1.0 million for 2011.  The decrease was due principally to the improvement in the volume of non-performing loans, resulting in a reduction in allocations to the allowance for loan losses related to these loans, which was offset in part by loan portfolio growth and allowances for this growth after consideration of the factors discussed above.

Non-Interest Income

Non-interest income for 2012 was $17.3 million compared with $17.5 million for 2011.  The slight decline was primarily due to decreases of $0.8 million in net gain on securities transactions and $0.6 million in revenue from the Corporation’s equity investment in Cephas Capital Partners, L.P. (“Cephas”).  The decrease in revenue from Cephas was due in large part to a gain recognized during the first quarter of 2011 on the exercise of stock warrants held in one of their investments.  These items were partially offset by $0.8 million in casualty gains from insurance reimbursements related to the September 2011 flooding of the Owego and Tioga offices and a $0.3 million increase in net gain on sale of loans held for sale.

Current assets under management or administration of the Corporation’s Wealth Management Group include investment, trust and retirement-related business lines.  However, consistent with the banking industry as a whole, the Wealth Management Group experienced a decline in trust-related business over the last several years while investment and retirement-related business lines have grown.  As a result, Wealth Management Group fee income for 2012 had only a small increase compared to 2011.  The challenge for the Wealth Management Group is to grow assets under management and fee income under the current weak economic conditions.  The Wealth Management Group’s efforts will be focused on programs that include a private banking program with financial planning capabilities, to serve the financial needs of high net worth individuals, and an enhanced retirement services program to increase the number of plans under management and fee income.

Non-Interest Expense

Non-interest expense for 2012 was $46.8 million compared with $44.8 million for 2011, an increase of $2.0 million, or 4.6%.  Excluding $2.3 million in merger related expenses from 2011, non-interest expense increased $4.3 million, or 10.1% for 2012.  This increase was primarily due to increases of $1.8 million in salaries and wages, $0.8 million in pension and other employee benefits, $0.5 million in data processing expenses and $0.5 million in professional services.  The increase in salaries and wages was primarily due to the operation of the Capital Bank division for twelve months during 2012 compared with nine months during 2011, and additional compensation expense related to merit increases and incentive compensation.  The increase in pension and other employee benefits was primarily due to higher pension costs, health benefits and payroll taxes.  The increase in data processing expenses was primarily due to higher hardware and software maintenance fees and check card processing costs that included conversion costs for a new processor.  The increase in professional services was due primarily to consultant fees.

For 2012, a $0.4 million increase in income tax expense reflects a $0.8 million increase in pre-tax income, and an increase in the effective tax rate to 32.8% from 32.3%, due primarily to a decrease in the relative percentage of tax exempt income to pre-tax income.

Results of Operations 2011 vs. 2010

Net Income

Net income in 2011 totaled $10.5 million, an increase of $0.4 million, or 4.3%, over 2010 net income of $10.1 million.  Earnings per share decreased 14.3% from $2.80 to $2.40 per share on 776,302 additional average shares outstanding.  Included in the 2011 numbers are direct acquisition related transaction costs totaling $2.3 million related to the Corporation’s acquisition of FOFC and its banking subsidiary, Capital Bank, on April 8, 2011, while the 2010 numbers include $4.0 million of revenue resulting from an earlier than anticipated settlement of an unusually large estate during the fourth quarter of 2010, somewhat offset by direct acquisition transaction costs totaling $0.5 million.  Excluding the impact of these items from both years, net income would have totaled $12.0 million or $2.74 per share in 2011 and $8.1 million or $2.26 per share in 2010.  This improvement is attributed in large part to the acquisition, as during 2011, excluding direct transaction costs, Capital Bank contributed an estimated $3.3 million to net income in just under nine months, or earnings per share accretion of approximately 14.6%.

Net Interest Income

Net interest income increased $9.3 million, or 27.0%, from $34.5 million in 2010 to $43.8 million, with the net interest margin up 26 basis points to 4.07%.  We attribute this increase principally to the Capital Bank acquisition, as a $172.9 million or 19.1% increase in average earning assets and a 34 basis point decrease in the cost of average interest bearing liabilities was partially offset by a 2 basis point decrease in the yield on average earning assets.  The $172.9 million increase in average earning assets included a $150.4 million increase in average loans, with Capital Bank loans contributing $126.7 million to this increase, a $19.0 million increase in the average investment portfolio due to $32.7 million in Capital Bank average investments and a $3.6 million increase in average interest bearing deposits at other financial institutions.  While, on average, earning assets increased 19.1%, total interest and dividend income increased $7.9 million or 18.5%, with the yield on average earning assets decreasing 2 basis points to 4.70%.

Total average funding liabilities, including non-interest bearing demand deposits, increased $160.4 million or 18.1% to $1.046 billion as average deposits and borrowings increased $147.5 million and $12.9 million, respectively.  In total, average non-interest bearing deposits increased $46.2 million, with Capital Bank non-interest bearing deposits comprising $18.3 million of that increase.  Average interest bearing deposits increased $101.3 million due to $115.6 million in Capital Bank average interest bearing deposits.  The increase in average interest bearing deposits was reflected principally in a $57.1 million increase in average savings account balances, as well as increases in average time and NOW deposits totaling $22.5 million and $20.6 million, respectively and a $1.1 million increase in average IMMA balances.  The increase in average borrowings was due to borrowings assumed by the Corporation in the Capital Bank acquisition.  While average interest-bearing liabilities increased $114.2 million, or 16.6%, interest expense decreased $1.4 million or 17.2%, as the cost of average interest-bearing liabilities decreased 34 basis points to 0.85%.

Provision for Loan Losses

The year-to-date provision for loan losses decreased $0.2 million due to overall credit quality improvement in the originated loan portfolio, as well as lower net charge-offs, and reflects management’s evaluation of the adequacy of the allowance for loan losses based upon a number of factors, including an analysis of historical loss factors, the evaluation of collateral, recent charge-off experience, overall credit quality, current economic conditions and loan growth.

Non-Interest Income

Non-interest income decreased $2.2 million, or 11.1%, to $17.5 million due principally to a $3.8 million decrease in Wealth Management Group fee income resulting from the aforementioned settlement of an unusually large estate that generated $4.0 million in revenue during 2010, as well as a $0.3 million decrease in service charges.  These decreases were partially offset primarily by a $0.7 million increase in gains on securities transactions and a $0.4 million increase in revenue from the Corporation’s equity investment in Cephas Capital Partners, L.P., due in large part to gains recognized on the exercise of stock warrants held in two of its investments, as well as $0.3 million decrease in OTTI charges on trust preferred securities pools held in the Corporation’s investment portfolio and a $0.3 million increase in check card interchange fee income.

Non-Interest Expense

Operating expenses increased $6.9 million, or 18.3%, to $44.8 million in 2011.  Excluding the above mentioned direct acquisition costs totaling $2.3 million and $0.5 million in 2011 and 2010, respectively, all other operating expenses increased $5.2 million, or 13.8%.  The major factors affecting this increase include a $1.8 million increase in salaries, a $0.9 million increase in employee benefits, a $0.7 million increase in net occupancy costs and a $0.6 million increase in data processing costs.  The increase in salaries reflects the increase in staff following the Capital Bank acquisition as well as merit increases throughout the year, while the increase in employee benefits was due in large part to a $0.3 million increase in health insurance costs, as well as increases in payroll taxes and the Corporation’s defined benefit pension plan expense totaling $0.3 million and $0.2 million, respectively.  The increase in net occupancy costs was due principally to increased costs associated with the new offices acquired in the Capital Bank acquisition as well as higher maintenance costs at other offices.  Higher data processing costs were impacted by higher data communication line charges, an increase in check card processing fees and higher Wealth Management Group, internet and web-banking costs.  Other factors impacting the increase in operating expenses include increases in amortization of intangible assets and marketing and advertising costs totaling $0.3 million and $0.1 million, respectively, both of which are related to the Capital Bank acquisition, as well a $0.3 million increase in professional services fees, a $0.2 million increase in furniture and equipment expenses and a $0.1 million increase in stationery and supplies.  The above increases were offset in part by a $0.2 million decrease OREO expenses and a $0.2 million decrease in FDIC insurance assessments.

While 2011 pre-tax income increased $0.4 million from 2010, income tax expense decreased $0.1 million. The effective tax rate was 32.3% for the year ended December 31, 2011, as compared to 33.6% for the year ended December 31, 2010. The decrease in the effective tax rate and income tax expense is primarily related to two items. For the year ended December 31, 2011, non-deductible acquisition costs decreased by $0.2 million.  In addition, the Internal Revenue Service completed their 2009 examination of the final Canton Bancorp, Inc. tax return.  This resulted in the settlement of an uncertain tax position and the recognition of a small tax benefit.

The following table sets forth certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.
AVERAGE BALANCES AND YIELDS
Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential Year Ended December 31,

(In thousands of dollars)	2012			2011			2010
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/Rate
Earning assets:
Loans	$844,255	$45,298	5.37%	$740,950	$43,181	5.83%	$590,558	$35,064	5.94%
Taxable securities	214,616	5,357	2.50%	215,481	5,874	2.73%	206,232	6,328	3.07%
Tax-exempt securities	48,653	1,268	2.61%	52,004	1,379	2.65%	42,274	1,188	2.81%
Interest-bearing deposits	42,884	153	0.36%	69,983	214	0.31%	66,412	166	0.25%
Total earning assets	1,150,408	52,076	4.53%	1,078,418	50,648	4.70%	905,476	42,746	4.72%
Non-earning assets:
Cash and due from banks	24,369			22,706			21,475
Premises and equipment, net	24,806			24,336			24,335
Other assets	50,854			47,300			37,250
Allowance for loan losses	(10,425)			(9,742)			(10,130)
AFS adjustment to fair value	13,713			12,028			10,178
Total	$1,253,725			$1,175,046			$988,584
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now deposits	$89,759	95	0.11%	$72,953	84	0.11%	$52,314	49	0.09%
Savings and insured money market deposits	413,023	890	0.22%	354,746	891	0.25%	296,492	960	0.32%
Time deposits	256,291	2,258	0.88%	294,467	3,376	1.15%	272,016	4,616	1.70%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	70,716	2,053	2.90%	81,297	2,448	3.01%	68,442	2,591	3.79%
Total interest-bearing liabilities	829,789	5,296	0.64%	803,463	6,799	0.85%	689,264	8,216	1.19%
Non-interest-bearing liabilities:
Demand deposits	283,654			243,017			196,822
Other liabilities	9,163			8,341			7,556
Total liabilities	$1,122,606			$1,054,821			$893,642
Shareholders' equity	131,119			120,225			94,942
Total	$1,253,725			$1,175,046			$988,584
Net interest income		$46,780			$43,849			$34,530
Net interest rate spread			3.89%			3.85%			3.53%
Net interest margin			4.07%			4.07%			3.81%

CHANGES DUE TO VOLUME AND RATE

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The following table illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average earning assets include non-accrual loans and no tax equivalent adjustments were made.

	2012 vs. 2011			2011 vs. 2010
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate

Loans	$2,117	5,716	(3,599)	$8,117	$8,776	$(659)
Taxable investment securities	(517)	(24)	(493)	(454)	275	(729)
Tax-exempt investment securities	(111)	(88)	(23)	191	261	(70)
Interest-bearing deposits	(61)	(93)	32	48	10	38
Total interest income	$1,428	3,302	(1,874)	$7,902	$8,124	$(222)

Interest expense (in thousands)
Interest-bearing demand deposits	$11	18	(7)	$35	$22	$13
Savings and insured money market deposits	(1)	135	(136)	(69)	169	(238)
Time deposits	(1,118)	(402)	(716)	(1,240)	355	(1,595)
FHLB advances and securities sold under agreements to repurchase	(395)	(310)	(85)	(143)	439	(582)
Total interest expense	(1,503)	216	(1,719)	(1,417)	1,218	(2,635)
Net interest income	$2,931	3,086	(155)	$9,319	$6,906	$2,413

Interest Rate Risk

Management considers interest rate risk to be the most significant market risk for the Corporation.  Market risk is the risk of loss from adverse changes in market prices and rates.  Interest rate risk is the exposure to adverse changes in the net income of the Corporation as a result of changes in interest rates.

The Corporation’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and credit quality of earning assets.

The Corporation’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.  The Corporation's Asset/Liability Committee (“ALCO”) has the strategic responsibility for setting the policy guidelines on acceptable exposure to interest rate risk.  These guidelines contain specific measures and limits regarding the risks, which are monitored on a regular basis.  The ALCO is made up of the president and chief executive officer, the chief financial officer, the asset liability management officer, and other officers representing key functions.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At December 31, 2012, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.86% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 4.68%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.64% and 7.44%, respectively.  Both are within the Corporation's policy guideline of 15%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2012, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 6.45% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 0.06%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 7.16% and 2.39%, respectively.  Both are within the Corporation's policy guideline of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2012.

ADOPTION OF NEW ACCOUNTING STANDARDS

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Corporation's consolidated financial statements that commence on page F-8.
ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's most significant market risk is interest rate risk.  A discussion of the Corporation's exposure to changing interest rates is included under the heading "Interest Rate Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part III, Item 15 are filed as part of this report and appear on pages F-1 through F-59.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                      CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2012.  Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2012.

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

As of December 31, 2012 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2012 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2012 consolidated financial statements included in this report, has issued an audit report on the effectiveness of the Corporation's internal controls over financial reporting.

/s/ Ronald M. Bentley	/s/ Mark A. Severson
Ronald M. Bentley	Mark A. Severson
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 15, 2013	March 15, 2013

Item 9B. OTHER INFORMATION
None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2012 fiscal year end.

ITEM 11.                      EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2012 fiscal year end.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,  AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2012 fiscal year end.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2012 fiscal year end.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2012 fiscal year end.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The following consolidated financial statements of the Corporation appear on pages F-1 through F-59 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the three years ended December 31, 2012

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2012

Consolidated Statements of Cash Flows for the three years ended December 31, 2012

Notes to Consolidated Financial Statements

(2)           All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

 (b)           The following exhibits are either filed with this Form 10-K or are incorporated herein by reference.
The Corporation's Securities Exchange Act file number is 000-13888.

Exhibit		The following exhibits are either filed with this Form 10-K or are incorporated herein by reference:
3.1
Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  (Filed as Exhibit 3.1 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

3.2
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988.  (Filed as Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007, filed with the SEC on March 13, 2008 and incorporated herein by reference).

3.3
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998.  (Filed as Exhibit 3.4 of the Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.4
Amended and Restated Bylaws of the Registrant, as amended to May 16, 2012.  (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference).

	4.1	Specimen Stock Certificate. (Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1
Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.  (Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.2
Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.  (Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

	10.3	Amended and Restated Deferred Directors' Fee Plan. (Filed as Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.4
Chemung Financial Corporation Restricted Stock Plan dated June 16, 2010. (Filed as Exhibit 10.4 of the Registrant's Form 10-Q for the period ended June 30, 2010 filed with the SEC August 9, 2010 and incorporated herein by reference).

Exhibit
10.9
Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President.  (Filed as Exhibit 10.9 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

10.11
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Richard G. Carr, Executive Vice President.  (Filed as Exhibit 10.11 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.12
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President.  (Filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.14
Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division.  (Filed as Exhibit 10.14 to Registrant’s Form 10-Q filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.16
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer.  (Filed as Exhibit 10.16 to Registrant’s Form 10-K on March 28, 2012 and incorporated herein by reference).

10.17
Change of Control Agreement dated May 16, 2012 between Chemung Canal Trust Company and Mark A. Severson, Executive Vice President and Chief Financial Officer.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference).

	10.18	Amended and Restated Directors' Compensation Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).
10.19
Amended and Restated Incentive Compensation Plan Filed as (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).

	21	Subsidiaries of the Registrant.*
	23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
	31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
	32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
	101.INS	Instance Document*
	101.SCH	XBRL Taxonomy Schema*
	101.CAL	XBRL Taxonomy Calculation Linkbase*
	101.DEF	XBRL Taxonomy Definition Linkbase*
	101.LAB	XBRL Taxonomy Label Linkbase*
	101.PRE	XBRL Taxonomy Presentation Linkbase*
	*	Filed herewith.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-59

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2012, 2011 and 2010.  We also have audited Chemung Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemung Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting as disclosed in item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Livingston, New Jersey
March  15, 2013

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,	DECEMBER 31,
	2012	2011
ASSETS
Cash and due from financial institutions	$29,239,309	$28,204,699
Interest-bearing deposits in other financial institutions	11,001,912	24,697,154
Total cash and cash equivalents	40,241,221	52,901,853

Trading assets, at fair value	348,241	294,381

Securities available for sale, at estimated fair value	239,685,763	280,869,810
Securities held to maturity, estimated fair value of $6,421,486 at December 31, 2012 and $9,175,956 at December 31, 2011	5,748,453	8,311,921
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,710,300	5,509,350

Loans, net of deferred origination fees and costs, and unearned income	893,516,941	796,915,177
Allowance for loan losses	(10,432,650)	(9,659,320)
Loans, net	883,084,291	787,255,857

Loans held for sale	1,057,309	395,427
Premises and equipment, net	25,484,385	24,762,405
Goodwill	21,824,443	21,983,617
Other intangible assets, net	5,143,820	6,190,540
Bank owned life insurance	2,711,681	2,625,104
Other assets	18,119,801	25,159,322

Total assets	$1,248,159,708	$1,216,259,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$300,610,463	$258,835,961
Interest-bearing	744,123,551	739,656,878
Total deposits	1,044,734,014	998,492,839

Securities sold under agreements to repurchase	32,710,650	37,106,842
Federal Home Loan Bank term advances	27,225,363	43,343,918
Accrued interest payable	452,629	800,148
Dividends payable	-	1,141,081
Other liabilities	11,922,115	9,445,319
Total liabilities	1,117,044,771	1,090,330,147

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2012 and December 31, 2011	53,101	53,101
Additional-paid-in capital	45,357,073	45,582,861
Retained earnings	107,078,182	100,628,900
Treasury stock, at cost (728,680 shares at December 31, 2012; 741,003 shares at December 31, 2011)	(18,566,490)	(18,894,044)
Accumulated other comprehensive (loss) income	(2,806,929)	(1,441,378)

Total shareholders' equity	131,114,937	125,929,440

Total liabilities and shareholders' equity	$1,248,159,708	$1,216,259,587

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2012	2011	2010
Interest and Dividend Income:
Loans, including fees	$45,297,943	$43,180,698	$35,064,009
Taxable securities	5,357,179	5,874,019	6,327,489
Tax exempt securities	1,268,242	1,378,753	1,188,193
Interest-bearing deposits	152,891	214,529	166,239
Total interest and dividend income	52,076,255	50,647,999	42,745,930
Interest Expense:
Deposits	3,242,652	4,350,419	5,624,402
Borrowed funds	1,058,547	1,073,016	950,866
Securities sold under agreements to repurchase	994,227	1,375,361	1,640,543
Total interest expense	5,295,426	6,798,796	8,215,811
Net interest income	46,780,829	43,849,203	34,530,119
Provision for loan losses	827,567	958,333	1,125,000
Net interest income after provision for loan losses	45,953,262	42,890,870	33,405,119

Other operating income:
Wealth management group fee income	6,826,976	6,709,685	10,496,637
Service charges on deposit accounts	4,240,908	4,281,808	4,552,430
Net gain on securities transactions	300,516	1,108,091	450,666
Other-than-temporary loss on investment securities:
Total impairment losses	-	(67,400)	(393,005)
Loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	-	(67,400)	(393,005)
Net gain on sales of loans held for sale	484,006	179,096	241,537
Casualty gains	790,248	-	-
Gains on sales of other real estate owned	57,696	93,204	42,545
Income from bank owned life insurance	86,577	88,389	87,489
Other	4,503,158	5,071,385	4,166,377
Total other operating income	17,290,085	17,464,258	19,644,676
Other operating expenses:
Salaries and wages	18,917,724	17,136,433	15,343,811
Pension and other employee benefits	5,623,861	4,796,994	3,866,744
Net occupancy expenses	5,163,865	5,015,936	4,334,441
Furniture and equipment expenses	2,205,166	2,118,544	1,948,900
Data processing expense	4,420,953	3,915,841	3,364,240
Professional fees	1,442,644	949,779	698,113
Amortization of intangible assets	1,046,720	1,041,193	730,894
Marketing and advertising expense	1,068,494	1,037,416	929,606
Losses on sales of other real estate owned	102,344	1,671	17,982
Other real estate owned expenses	328,182	104,829	348,939
FDIC insurance	807,493	967,254	1,196,901
Loan expense	788,473	607,732	519,805
Merger related expenses	30,145	2,255,169	482,180
Other	4,890,561	4,835,432	4,060,127
Total other operating expenses	46,836,625	44,784,223	37,842,683
Income before income tax expense	16,406,722	15,570,905	15,207,112
Income tax expense	5,384,482	5,033,150	5,105,239
Net income	$11,022,240	$10,537,755	$10,101,873

Weighted average shares outstanding	4,640,912	4,382,843	3,606,541
Basic and diluted earnings per share	$2.38	$2.40	$2.80
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31
	2012	2011	2010

Net income	$11,022,240	$10,537,755	$10,101,873

Other comprehensive income
Unrealized holding gains on securities available for sale	410,834	4,769,697	1,875,749
Change in unrealized gains on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification	-	27,725	216,110
Reclassification adjustment gains realized in net income	(300,516)	(1,108,091)	(450,666)
Net unrealized gains	110,318	3,689,331	1,641,193
Less: Tax effect	(74,583)	(1,363,289)	(634,911)
Net of tax amount	35,735	2,326,042	1,006,282

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(83,144)	67,127	(51,110)
Reclassification adjustment for amortization of net actuarial loss	(2,193,150)	(6,326,761)	(500,107)
Total before tax effect	(2,276,294)	(6,259,634)	(551,217)
Less: Tax effect	875,008	2,389,739	213,245
Net of tax amount	(1,401,286)	(3,869,895)	(337,972)

Total other comprehensive (loss) income	(1,365,551)	(1,543,853)	668,310

Comprehensive income	$9,656,689	$8,993,902	$10,770,183

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2009	43,001	22,806,829	87,826,331	(20,024,661)	(565,835)	90,085,665
Net income	-	-	10,101,873	-	-	10,101,873
Other comprehensive income	-	-	-	-	668,310	668,310
Distribution of 25,443 shares of treasury stock for directors’ deferred compensation plan	-	(661,102)	-	650,324	-	(10,778)
Distribution of 5,886 shares of treasury stock granted for employee restricted stock awards	-	(149,303)	-	150,446	-	1,143
Restricted stock units for directors' deferred compensation plan	-	111,772	-	-	-	111,772
Cash dividends declared ($1.00 per share)	-	-	(3,520,584)	-	-	(3,520,584)
Distribution of 10,082 shares of treasury stock for directors' compensation	-	(44,677)	-	258,906	-	214,229
Distribution of 2,750 shares of treasury stock for employee compensation	-	(15,537)	-	70,537	-	55,000
Sale of 6,000 shares of treasury stock	-	(25,860)	-	153,360	-	127,500
Purchase of 20,260 shares of treasury stock	-	-	-	(425,567)	-	(425,567)
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563
Net income	-	-	10,537,755	-	-	10,537,755
Other comprehensive loss	-	-	-	-	(1,543,853)	(1,543,853)
Restricted stock awards	-	28,141	-	-	-	28,141
Distribution of 286 shares of treasury stock for directors’ deferred compensation plan	-	(7,364)	-	7,310	-	(54)
Distribution of 8,834 shares of treasury stock granted for employee restricted stock awards, net	-	(226,360)	-	225,350	-	(1,010)
Forfeit of 1,087 shares restricted stock awards.	-	27,762	-	(27,762)	-	-
Restricted stock units for directors' deferred compensation plan	-	80,083	-	-	-	80,083
Cash dividends declared ($1.00 per share)	-	-	(4,316,475)	-	-	(4,316,475)
Distribution of 10,378 shares of treasury stock for directors' compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee compensation	-	(6,140)	-	61,140	-	55,000
Sale of 9,500 shares of treasury stock	-	(25,090)	-	242,610	-	217,520
Purchase of 21,426 shares of treasury stock	-	-	-	(501,299)	-	(501,299)
Issuance of 1,009,942 shares related to FOFC Merger	10,100	23,723,538	-	-	-	23,733,638
Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(continued)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440
Net income	-	-	11,022,240	-	-	11,022,240
Other comprehensive income	-	-	-	-	(1,365,551)	(1,365,551)
Restricted stock awards	-	79,510	-	-	-	79,510
Distribution of 3,240 shares of treasury stock for directors’ deferred compensation plan	-	(81,747)	-	82,588	-	841
Distribution of 10,760 shares of treasury stock granted for employee restricted stock awards, net	-	(274,196)	-	274,196	-	-
Restricted stock units for directors' deferred compensation plan	-	86,717	-	-	-	86,717
Cash dividends declared ($1.00 per share)	-	-	(4,572,958)	-	-	(4,572,958)
Distribution of 10,238 shares of treasury stock for directors' compensation	-	(28,121)	-	261,069	-	232,948
Distribution of 3,453 shares of treasury stock for employee compensation	-	(8,052)	-	88,052	-	80,000
Sale of 10,100 shares of treasury stock	-	101	-	257,449	-	257,550
Purchase of 25,468 shares of treasury stock	-	-	-	(635,800)	-	(635,800)
Balances at December 31, 2012	$53,101	$45,357,073	$107,078,182	$(18,566,490)	$(2,806,929)	$131,114,937

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011	2010
Net income	$11,022,240	$10,537,755	$10,101,873
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,046,720	1,041,193	730,894
Deferred income tax expense	646,899	3,416,135	153,450
Provision for loan losses	827,567	958,333	1,125,000
Depreciation and amortization of fixed assets	2,946,499	2,861,644	2,778,065
Amortization of premiums on securities, net	1,827,055	1,394,115	608,257
Gains on sales of loans held for sale, net	(484,006)	(179,096)	(241,537)
Proceeds from sales of loans held for sale	15,684,266	7,778,633	9,105,462
Loans originated and held for sale	(15,862,142)	(7,507,967)	(9,151,419)
Net losses (gain) on sale of other real estate owned	44,648	(91,533)	(24,563)
Net gains on trading assets	(26,880)	(2,506)	-
Net gains on securities transactions	(300,516)	(1,108,091)	(450,666)
Net impairment loss recognized on investment securities	-	67,400	393,005
Proceeds from sales of trading assets	96,498	19,938	-
Purchase of trading assets	(123,478)	(311,813)	-
Decrease(increase) in other assets	6,083,953	(9,890,546)	2,708,278
Decrease in prepaid FDIC Assessment	732,777	164,744	1,074,474
Decrease in accrued interest payable	(347,519)	(287,822)	(344,853)
Expense related to restricted stock units for directors' deferred compensation plan	86,717	80,083	111,772
Expense related to employee stock compensation	80,000	55,000	55,000
Expense related to employee restricted stock awards	79,510	28,141	1,143
Increase (decrease) in other liabilities	587,918	206,721	(959,274)
Income from bank owned life insurance	(86,577)	(88,389)	(87,489)
Proceeds from sales of student loans	-	-	137,509
Net cash provided by operating activities	24,562,149	9,142,072	17,824,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	90,870,086	88,741,210	85,440,031
Proceeds from maturities and principal collected on securities available for sale	29,341,503	31,200,076	59,166,409
Proceeds from maturities and principal collected on securities held to maturity	4,295,975	3,965,483	10,057,026
Purchases of securities available for sale	(80,443,763)	(127,405,986)	(136,077,171)
Purchases of securities held to maturity	(1,732,507)	(4,562,281)	(5,612,297)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(26,250)	(1,002,500)	(58,200)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	825,300	400,350	9,900
Purchases of premises and equipment	(3,668,479)	(2,551,969)	(2,084,537)
Cash paid Fort Orange Financial Corp. acquisition	-	(8,137,816)	-
Cash received Fort Orange Financial Corp. acquisition	-	33,284,995	-
Proceeds from sale of other real estate owned	796,446	327,087	317,823
Net increase in loans	(97,115,130)	(19,322,219)	(20,117,424)
Net cash used by investing activities	(56,856,819)	(5,063,570)	(8,958,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, savings accounts, and insured money market accounts	86,541,575	55,243,997	13,959,189
Net decrease in time deposits and individual retirement accounts	(40,300,400)	(43,578,345)	(28,663,430)
Net decrease in securities sold under agreements to repurchase	(4,396,192)	(18,236,546)	(9,488,642)
Repayments of Federal Home Loan Bank long term advances	(16,118,555)	(910,246)	-
Purchase of treasury stock	(635,800)	(501,299)	(425,567)
Sale of treasury stock	257,449	242,610	153,360
Cash dividends paid	(5,714,039)	(4,056,597)	(3,519,470)
Net cash provided (used) by financing activities	19,634,038	(11,796,426)	(27,984,560)
Net decrease in cash and cash equivalents	(12,660,632)	(7,717,924)	(19,118,619)
Cash and cash equivalents, beginning of period	52,901,853	60,619,777	79,738,396
Cash and cash equivalents, end of period	$40,241,221	$52,901,853	$60,619,777
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,642,945	$6,782,999	$8,560,664
Income Taxes	$1,732,411	$5,110,847	$5,475,675
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$618,302	$533,976	$554,246
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010

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

Securities are placed on non-accrual status when management believes there are significant doubts regarding the ultimate collectability of interest and/or principal. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment of yield using the interest method. Dividend and interest income is recognized when collected.

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

LOANS

Loans are stated at the amount of unpaid principal balance less unearned discounts and net deferred origination fees and costs.  The Corporation has the ability and intent to hold its loans for the foreseeable future.  The Corporation’s loan portfolio, including acquired loans, is comprised of the following segments: (i) commercial, financial and agricultural, (ii) commercial mortgages, (iii) residential mortgages and (iv) consumer loans.

Commercial, financial and agricultural loans primarily consist of loans to small to mid-sized businesses in the Corporation’s market area in a diverse range of industries.  These loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  Commercial mortgage loans are generally non-owner occupied commercial properties or owner occupied commercial real estate with larger balances.  Repayment of these loans is often dependent upon the successful operation and management of the properties and the businesses occupying the properties, as well as on the collateral securing the loan.  Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from their employment and other income, but are secured by real property.  Consumer loans include home equity lines of credit and home equity loans, which exhibit many of the same characteristics as residential mortgages.  Indirect and other consumer loans are typically secured by depreciable assets, such as automobiles or boats, and are dependent on the borrower’s continuing financial stability.

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

LOAN CONCENTRATIONS

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Corporation’s concentration policy limits the volume of commercial loans to any one specific industry.  Specific industries are identified using the North American Industry Classification System (“NAICS”) codes.  The volume of commercial loans, with the exception of commercial mortgages, to any one specific industry is limited to Tier 1 capital plus the allowance for loan losses.  The volume of commercial mortgages is limited to three times the total of Tier 1 capital plus the allowance for loan losses.

ACQUIRED LOANS

Non-Impaired Acquired Loans:

Loans acquired are initially recorded at fair value with no carryover of the related allowance for loan losses.  After acquisition, losses beyond those estimated in determining the initial fair value are recognized through the allowance for loan losses.  Determining fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate.

Purchased Credit Impaired Loans:

Loans acquired that show evidence of credit deterioration since origination are considered purchased credit impaired loans  These loans are recorded at the fair value of the amount paid, such that there is no carryover of the seller’s allowance for loan losses.

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

After acquisition, losses are recognized by an increase in the allowance for loan losses.  Over the life of the loan expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a reserve is established.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.  These loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely.

ALLOWANCE FOR LOAN LOSSES

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  The allowance for loan losses is increased through a provision for loan losses charged to operations.  Loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely.  Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience (general component) and review of specific impaired loans (including evaluations of the underlying collateral and expected cash flows).  Historical loss experience is adjusted by management based on their judgment as to the current impact of qualitative factors including changes in the composition and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay.  Management believes that the allowance for loan losses is adequate to absorb probable incurred losses.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management, after considering current information and events regarding the borrower's ability to repay their obligations, classifies a loan as impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is determined to be impaired and is placed on nonaccrual status, all future payments received are applied to principal.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential mortgage loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are impaired loans.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio class.  These economic factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans and troubled debt restructurings, (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the recession threat from United States and European fiscal crises.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration totaled $1.735 billion at December 31, 2012 and $1.596 billion at December 31, 2011.

POSTRETIREMENT BENEFITS

Pension Plan:

The Chemung Canal Trust Company Pension Plan is a non-contributory defined benefit pension plan.  The Pension Plan is a “qualified plan” under the IRS Code and therefore must be funded.  Contributions are deposited to the Plan and held in trust.  The Plan assets may only be used to pay retirement benefits and eligible plan expenses.  The plan was amended such that new employees hired on or after July 10, 2010 will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits.  The amendment will result in a decrease over time in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

Under the Plan, pension benefits are based upon final average annual compensation where the annual compensation is total base earnings paid plus 401(k) salary deferrals.  Bonuses, overtime, commissions and dividends are excluded.  The normal retirement benefit equals 1.2% of final average compensation (highest consecutive five years of annual compensation in the prior ten years) times years of service (up to a maximum of 25 years), plus 1% of average monthly compensation for each additional year of service (up to a maximum of 35 years), plus .65% of average monthly compensation in excess of covered compensation for each year of credited service up to 35 years.  Covered compensation is the average of the social security taxable wage bases in effect for the 35 year period prior to normal social security retirement age.  Compensation for purposes of determining benefits under the Plan is reviewed annually.

Defined Contribution Profit Sharing, Savings and Investment Plan:

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation.  The plan's assets consists of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

Defined Benefit Health Care Plan:

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

Executive Supplemental Pension Plan:

As described above, U.S. laws place limitations on compensation amounts that may be included under the Pension Plan.  The Executive Supplemental Pension Plan is provided to executives in order to produce total retirement benefits, as a percentage of compensation that is comparable to employees whose compensation is not restricted by the annual compensation limit.  Pension amounts based upon the pension plan formula, which exceed the applicable limitations, will be paid under the Executive Supplemental Pension Plan.

The Executive Supplemental Pension Plan is a “non-qualified plan” under the Internal Revenue Service Code.  Contributions to the Plan are not held in trust; therefore, they may be subject to the claims of creditors in the event of bankruptcy or insolvency.  When payments come due under the Plan, cash is distributed from general assets.

Defined Contribution Supplemental Executive Retirement Plan:

The Defined Contribution Supplemental Executive Retirement Plan is provided to certain executives to motivate and retain key management employees by providing a nonqualified retirement benefit that is payable at retirement, disability, death and certain other events.  The Defined Contribution Supplemental Executive Retirement Plan will deliver a retirement benefit comparable to that received by other executive officers participating in the bank’s Defined Benefit Plan.

The Supplemental Executive Retirement Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of management or highly compensated employees under Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974.

STOCK-BASED COMPENSATION

Restricted Stock Plan:

The Restricted Stock Plan, in effect as of June 16, 2010, is designed to align the interests of the Company’s executives and senior managers with the interests of the Company and its shareholders, to insure the Company’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees.  Under the terms of the Plan, the Company may make discretionary grants of restricted shares of the Company’s common stock to or for the benefit of employees selected to participate in the Plan.  Each officer of the Company, other than the Company’s chief executive officer, is eligible to participate in the Plan.  Awards are based on the performance, responsibility and contributions of the employee and are targeted at an average of the peer group.  The maximum number of shares of the Company’s common stock that may be awarded as restricted shares to Plan participants may not exceed fifteen thousand (15,000) per calendar year.  Twenty percent of the restricted stock awarded to a participant vests each year commencing with the first anniversary date of the award and is 100 percent vested on the fifth anniversary date.  Except in the case of the participant’s death, disability, or in the event of a change in control, the participant’s unvested shares of unrestricted stock will be forfeited if the participant leaves the employ of the Company or the Bank, with or without cause, or if the participant retires prior to attainment of age 65.

Deferred Directors Fee Plan:

A Deferred Directors Fee Plan for non-employee directors provides that directors may elect to defer receipt of all or any part of their fees.  Deferrals are either credited with interest compounded quarterly at the Applicable Federal Rate for short-term debt instruments or converted to units, which appreciate or depreciate, as would an actual share of the Company’s common stock purchased on the deferral date.  Cash deferrals will be paid into an interest bearing account and paid in cash.  Units will be paid in shares of common stock.

Directors’ Compensation Plan:

The purpose of the Directors’ Compensation Plan is to enable the Company to attract and retain persons of exceptional ability to serve as directors and stockholders in enhancing the value of the common stock of the Company.  The Plan was originally established to provide for the cash payment of an annual retainer and fees to non-employee directors serving on the Board of Directors of the Company and the Bank.  The Plan was subsequently amended to provide: (i) payment of additional compensation to each non-employee director in shares of the Company’s common stock in an amount equal to the total cash compensation earned by each non-employee director during the year for service on the Board of Directors of each of the Company and the Bank, and for each year of service thereafter, to be distributed from treasury shares in January of the following calendar year; and (ii) payment to the President and CEO of the Company and the Bank for his service on the Boards of Directors of the Company and the Bank in an amount equal in value to the average compensation awarded to non-employee directors who have served twelve (12) months of the previous year.   The maximum number of shares of Company common stock that may be granted under the Plan may not exceed twenty thousand (20,000) per year.  The Plan was amended, effective January 1, 2012, to provide that the value of a share of common stock granted under the Plan shall be determined as the average of the closing prices of a share of common stock as quoted on the applicable established securities market for each of the prior thirty (30) trading days ending on December 31st of the calendar year.

Incentive Compensation Plan:

The Incentive Compensation Plan replaces the President and CEO Bonus Plan that was in effect prior to January 1, 2012.  The purpose of the Incentive Compensation Plan is to attract and retain highly qualified officers and key employees, and to motivate such persons to serve the Company and the Bank and to expend maximum effort to improve the business results and earnings of the Company by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  To this end, the Incentive Compensation Plan provides for the discretionary grant of unrestricted stock, i.e., common stock of the Company that is free of any restrictions, such as restrictions on transferability, to select officers and key employees as designated by the Board in its sole discretion.  The maximum number of shares that can be awarded as unrestricted stock under the Incentive Compensation Plan to any individual is ten thousand (10,000) per calendar year; and the maximum amount that may be earned in cash as an Incentive Award in any calendar year by any individual is $300,000.  The right of any eligible employee to receive a grant of an incentive award, whether in the form of cash or unrestricted stock, is subject to performance standards that are specified by either the Compensation Committee or the Board.

Non-qualified Deferred Compensation Plan:

The Deferred Compensation Plan allows a select group of management and employees to defer all or a portion of their annual compensation to a future date.  Eligible employees are generally highly compensated employees and are designated by the Board from time to time.  Deferred amounts are an unfunded liability of the Company.  The Plan requires deferral elections be made before the beginning of the calendar year during which the participant will perform the services to which the compensation relates. Participants in the Plan are required to elect a form of distribution, either lump sum payment or annual installments not to exceed ten years, and a time of distribution, either a specified age or a specified date. The terms and conditions for the deferral of compensation are subject to the provisions of 409A of the IRS Code.

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.  Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2012.

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of three former M&T Bank branch offices in March 2008, the acquisition of Canton Bancorp, Inc. in May 2009, and the acquisition of Fort Orange Financial Corp. in April 2011 with balances of $3,073,504, $198,819, $31,654 and $1,839,843, respectively, at December 31, 2012.  The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit and customer relationship intangibles related to the M&T branch offices and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 and 7 year accelerated method, respectively.  The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year sum-of-the-years digits method.

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

TRADING ASSETS

Securities that are held to fund a non-qualified deferred compensation plan are recorded at fair value with changes in fair value included in earnings.

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

SUBSEQUENT EVENTS

We have evaluated events and transactions through the time the consolidated financial statement were issued.  Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities Exchange Commission (“SEC”).  In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the consolidated financial statements or disclosed in the notes to the consolidated financial statements.

ADOPTION OF NEW ACCOUNTING STANDARDS

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition, but the additional disclosures are included in Note 16.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that began after December 15, 2011.  In connection with the adoption of this amendment, the Corporation changed the presentation of the statement of comprehensive income for the Corporation to two consecutive statements instead of presenting it as part of the consolidated statements of shareholders’ equity.

(2)           RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation was in compliance with the reserve requirement with the Federal Reserve Bank of New York as of December 31, 2012.

The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1,213,000 for electronic funds transaction settlement purposes at December 31, 2012.

(3)           SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2012 and 2011 are as follows:
	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$138,041,393	$141,591,214	$149,140,715	$152,079,770
Mortgage-backed securities, residential	29,591,883	31,515,249	48,129,271	50,766,605
Collateralized mortgage obligations	3,494,642	3,543,360	7,412,470	7,536,753
Obligations of states and political subdivisions	39,174,595	40,814,722	44,561,789	46,512,971
Corporate bonds and notes	11,412,167	11,651,635	13,461,675	13,684,198
SBA loan pools	1,682,736	1,724,140	1,915,419	1,949,606
Trust preferred securities	2,519,379	2,470,913	2,538,286	2,310,066
Corporate stocks	736,495	6,374,530	788,030	6,029,841
Total	$226,653,290	$239,685,763	$267,947,655	$280,869,810

Gross unrealized gains and losses on securities available for sale at December 31, 2012 and 2011, were as follows:
	2012		2011
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$3,549,821	$-	$3,022,726	$83,671
Mortgage-backed securities, residential	1,923,366	-	2,637,334	-
Collateralized mortgage obligations	48,718	-	135,603	11,321
Obligations of states and political subdivisions	1,641,510	1,383	1,954,265	3,083
Corporate bonds and notes	239,468	-	418,969	196,446
SBA loan pools	41,404	-	34,187	-
Trust preferred securities	134,959	183,425	132,516	360,735
Corporate stocks	5,645,753	7,718	5,246,655	4,844
Total	$13,224,999	$192,526	$13,582,255	$660,100

The amortized cost and estimated fair value of debt securities available for sale are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately:

	December 31, 2012
	Amortized	Fair
	Cost	Value
Within One Year	$46,986,281	$47,375,648
After One, But Within Five Years	137,310,080	141,854,201
After Five, But Within Ten Years	6,222,148	6,853,035
After Ten Years	629,025	445,600
Mortgage-backed securities, residential	29,591,883	31,515,249
Collateralized mortgage obligations	3,494,642	3,543,360
SBA loan pools	1,682,736	1,724,140
Total	$225,916,795	$233,311,233

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below:

	2012	2011	2010
Proceeds	$26,210,087	$35,741,211	$10,520,033
Gross gains	$300,516	$1,108,091	$451,094
Gross losses	$-	$-	$428
Tax expense	$115,518	$423,191	$174,345

Amortized cost and estimated fair value of securities held to maturity at December 31, 2012 and 2011 are as follows:

	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$5,748,453	$6,421,486	$8,311,921	$9,175,956

Securities held to maturity had unrecognized gains totaling $673,033 and $864,035 at December 31, 2012 and 2011, respectively.  There were no unrecognized losses at December 31, 2012 and December 31, 2011.  There were no sales of securities held to maturity in 2012 or 2011.

The contractual maturity of securities held to maturity is as follows at December 31, 2012:

	December 31, 2012
	Amortized	Fair
	Cost	Value
Within One Year	$1,475,115	$1,495,042
After One, But Within Five Years	2,738,944	3,033,325
After Five, But Within Ten Years	1,534,394	1,893,119
After Ten Years	-	-
Total	$5,748,453	$6,421,486

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized position:

	Less than 12 months		12 months or longer		Total
2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of states and political subdivisions	$-	$-	$430,166	$1,383	$430,166	$1,383
Trust preferred securities	-	-	445,600	183,425	445,600	183,425
Corporate stocks	-	-	45,912	7,718	45,912	7,718
Total temporarily impaired securities	$-	$-	$921,678	$192,526	$921,678	$192,526

	Less than 12 months		12 months or longer		Total
2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government and U.S. Government sponsored enterprises	$27,365,920	$83,671	$-	$-	$27,365,920	$83,671
Collateralized mortgage obligations	2,546,461	11,321	-	-	2,546,461	11,321
Obligations of states and political subdivisions	947,203	3,083	-	-	947,203	3,083
Corporate bonds	5,261,074	196,446	-	-	5,261,074	196,446
Trust preferred securities	-	-	294,910	360,735	294,910	360,735
Corporate stocks	1,669	1,969	47,117	2,875	48,786	4,844
Total temporarily impaired securities	$36,122,327	$296,490	$342,027	$363,610	$36,464,354	$660,100

Other-Than-Temporary-Impairment

As of December 31, 2012, the majority of the Corporation's unrealized losses in the investment securities portfolio related to a collateralized debt obligation (“CDO”) consisting of a pool of trust preferred securities. The decline in fair value on this security is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on this security.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in this security if it was sold at this time.

Our analysis of this investment includes a $629,025 amortized cost of a CDO consisting of a pool of trust preferred securities.  This security was rated high quality at inception, but at December 31, 2012 Moody's rated this security as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during each quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

Upon completion of the December 31, 2012 analysis, our model indicated no additional OTTI on this CDO.  This security remained classified as available for sale and represented $183,425 of the unrealized losses reported at December 31, 2012.  Quarterly interest payments continue to be made on this security.

When conducting the December 31, 2012 analysis, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis.  The analysis indicated no further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams.  Additionally, to estimate fair value the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the security based on current market conditions and interest rates.  Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore, the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total OTTI recognized in accumulated other comprehensive income was $117,118 and $220,459, net of tax for securities available for sale at December 31, 2012 and 2011, respectively.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the periods ended December 31, 2012 and 2011:

	2012	2011
Beginning balance, January 1,	$3,506,073	$3,438,673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	67,400
Ending balance, December 31,	$3,506,073	$3,506,073

Interest and dividend income on securities for the years ended December 31, 2012, 2011 and 2010 was as follows:

Taxable:	2012	2011	2010
Obligations of U.S. Government and U.S. Government sponsored enterprises	$2,457,865	$2,276,838	$2,086,561
Mortgage-backed securities, residential	1,447,169	2,181,824	3,184,152
Collateralized mortgage obligations	137,732	188,160	-
Corporate bonds and notes	580,152	578,601	499,167
SBA Loan Pools	31,951	31,768	-
Trust preferred securities	271,699	241,626	271,500
Obligations of taxable states and political subdivisions	-	2,798	-
Corporate stocks	430,611	372,402	286,109
Exempt from Federal taxation:
Obligations of states and political subdivisions	1,268,242	1,378,753	1,188,193
Total	$6,625,421	$7,252,772	$7,515,682

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $212,257,614 at December 31, 2012 and $201,938,127 at December 31, 2011.

The table below shows the securities pledged to secure securities sold under agreements to repurchase at December 31, 2012 and 2011:
	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U. S. Government sponsored enterprises	$31,888,493	$32,812,885	$33,561,553	$34,504,015
Mortgage-backed securities, residential	16,503,983	17,575,852	25,769,793	27,242,850
Collateralized mortgage obligations	756,542	770,625	1,807,795	1,854,019
Total	$49,149,018	$51,159,362	$61,139,141	$63,600,884

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2012 or 2011.

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2012 and 2011, these investments totaled $1,757,252 and $2,450,153, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4)           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:

December 31,	2012	2011
Commercial, financial and agricultural	$133,851,280	$142,209,279
Commercial mortgages	320,197,426	264,589,013
Residential mortgages	200,475,097	193,599,853
Indirect consumer loans	130,573,200	97,165,447
Consumer loans	108,419,938	99,351,585
	$893,516,941	$796,915,177

Residential mortgages held for sale as of December 31, 2012 and 2011 totaling $1,057,309 and $395,427, respectively, are not included in the above table.

Residential mortgages totaling $142,278,166 at December 31, 2012 and $112,956,988 at December 31, 2011 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLB.

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2012 and 2011.  Loans originated by the Corporation are referred to as “Originated” loans and loans acquired in the merger with Fort Orange Financial Corp. (“FOFC”), which was completed on April 8, 2011, are referred to as “Acquired” loans.  The allowance for loan losses on Acquired loans was established during the quarter ending March 31, 2012.  Therefore, there was no activity related to Acquired loans in 2011.

Originated Loans	December 31, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320
Charge Offs:	(35,696)	(93,195)	(82,442)	(673,885)	-	(885,218)
Recoveries:	802,056	54,637	-	237,929	-	1,094,622
Net recoveries (charge offs)	766,360	(38,558)	(82,442)	(435,956)	-	209,404
Provision	(2,316,864)	1,060,975	338,364	948,866	(417,274)	(385,933)
Ending balance	$1,592,869	$3,592,566	$1,565,571	$2,705,639	$26,146	$9,482,791

Acquired Loans	December 31, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$-	$-	$-	$-	$-	$-
Reclassification of acquired loan Discount	73,229	50,331	-	-	-	123,560
Charge Offs:	(145,303)	(241,898)	-	-	-	(387,201)
Recoveries:	-	-	-	-	-	-
Net charge-offs	(145,303)	(241,898)	-	-	-	(387,201)
Provision	186,801	1,026,699	-	-	-	1,213,500
Ending balance	$114,727	$835,132	$-	$-	$-	$949,859
Originated Loans	December 31, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131
Charge Offs:	(686,192)	(19,206)	(67,333)	(725,826)	-	(1,498,557)
Recoveries:	423,422	40,717	44,953	192,321	-	701,413
Net (charge offs) recoveries	(262,770)	21,511	(22,380)	(533,505)	-	(797,144)
Provision	1,287,844	(26,420)	30,249	(788)	(332,552)	958,333
Ending balance	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320

Activity in the allowance for loan losses for the year ended December 31, 2010 was as follows:

2010
Balances at January 1	$9,967,223
Provision charged to operations	1,125,000
Loans charged-off	(2,211,179)
Recoveries	617,087
Balances at December 31	$9,498,131

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and December 31, 2011:

	December 31, 2012
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$133,437	$59,201	$-	$-	$-	$192,638
Collectively evaluated for impairment	1,459,432	3,533,365	1,565,571	2,705,639	26,146	9,290,153
Acquired	114,727	835,132	-	-	-	949,859
Total ending allowance balance	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650

	December 31, 2011
Allowance for loan losses	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,528,651	$413,555	$-	$-	$-	$1,942,206
Collectively evaluated for impairment	1,614,722	2,156,594	1,309,649	2,192,729	443,420	7,717,114
Total ending allowance balance	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320

	December 31, 2012
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Originated loans individually evaluated for impairment	$1,831,095	$5,715,324	$131,909	$-	$7,678,328
Acquired loans individually evaluated for impairment	76,300	4,904,950	-	-	4,981,250
Originated loans collectively evaluated for impairment	120,828,451	253,918,786	188,117,526	234,760,260	797,625,023
Acquired loans collectively evaluated for impairment	10,331,884	48,088,509	12,505,074	4,929,195	75,854,662
Acquired loans with deteriorated credit quality	1,126,692	8,390,716	244,268	-	9,761,676
Total ending loans balance	$134,194,422	$321,018,285	$200,998,777	$239,689,455	$895,900,939

	December 31, 2011
Loans:	Commercial, Financial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Originated loans individually evaluated for impairment	$5,275,043	$4,603,563	$179,337	$-	$10,057,943
Originated loans collectively evaluated for impairment	111,532,413	169,658,759	175,405,950	190,904,630	647,501,752
Total ending loans balance	$116,807,456	$174,262,322	$175,585,287	$190,904,630	$657,559,695

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2012 and December 31, 2011, the average recorded investment and interest income recognized by class of loans as of the years ending December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$2,059,027	$1,462,157	$-	$3,512,860	$2,914,776	$-
Commercial mortgages:
Construction	261,102	261,903	-	10,454	10,454	-
Other	5,678,565	5,090,399	-	1,091,026	860,648	-
Residential mortgages	131,909	131,909	-	178,925	179,337	-
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	368,938	368,938	133,437	2,360,252	2,360,267	1,528,651
Commercial mortgages:
Construction	-	-	-	8,295	8,295	8,295
Other	364,423	363,022	59,201	4,098,627	3,724,166	405,260
Total	$8,863,964	$7,678,328	$192,638	$11,260,439	$10,057,943	$1,942,206

	December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	$480,755	$632	$3,029,611	$28,796
Commercial mortgages:
Construction	73,316	870	20,578	-
Other	1,989,795	10,338	2,743,345	4,959
Residential mortgages	105,880	-	250,391	-
Consumer loans:
Home equity lines & loans	29,784	-	-	-
With an allowance recorded:
Commercial, financial and agricultural:
Commercial & industrial	1,830,896	-	2,065,263	-
Commercial mortgages:
Construction	4,148	-	14,893	-
Other	872,292	-	1,521,828	-
Residential mortgages	64,003	-	-	-
Total	$5,450,869	$11,840	$9,645,909	$33,755
(1) Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non accrual and loans past due over 90 days still on accrual by class of loans as of the periods ending December 31, 2012 and December 31, 2011.  This table includes Acquired loans except for those loans with evidence of credit deterioration at the time of the FOFC merger:

	December 31, 2012		December 31, 2011
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial, financial and agricultural:
Commercial & industrial	$666,912	$-	$5,611,805	$-
Commercial mortgages:
Construction	434,338	4,481,067	18,749	7,295,104
Other	1,581,643	-	4,778,384	-
Residential mortgages	2,423,024	-	2,611,096	-
Consumer loans:
Credit cards	-	3,307	-	9,053
Home equity lines & loans	571,365	-	455,418	-
Indirect consumer loans	335,285	-	113,349	-
Other direct consumer loans	19,338	-	22,287	-
Total	$6,031,905	$4,484,374	$13,611,088	$7,304,157

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of December 31, 2012 and December 31, 2011 and by Originated loans and Acquired loans:

	December 31, 2012
Originated Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$157,903	$-	$154,969	$312,872	$-	$121,648,222	$121,961,094
Agricultural	-	-	-	-	-	698,452	698,452
Commercial mortgages:
Construction	-	-	10,454	10,454	-	36,988,238	36,998,692
Other	84,573	42,418	272,403	399,394	-	222,236,024	222,635.418
Residential mortgages	2,347,927	707,386	536,169	3,591,482	-	184,657,953	188,249,435
Consumer loans:
Credit cards	5,947	5,074	3,307	14,328	-	1,836,817	1,851,145
Home equity lines & loans	200,640	102,028	297,657	600,325	-	81,823,908	82,424,233
Indirect consumer loans	798,155	79,268	267,864	1,145,287	-	129,832,488	130,977,775
Other direct consumer loans	48,306	25,556	12,351	86,213	-	19,420,894	19,507,107
Total	$3,643,451	$961,730	$1,555,174	$6,160,355	$-	$799,142,996	$805,303,351

	December 31, 2012
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$100,399	$-	$242,927	$343,326	$1,126,692	$10,064,858	$11,534,876
Commercial mortgages:
Construction	-	294,565	4,904,950	5,199,515	1,182,020	-	6,381,535
Other	1,046,302	647,701	-	1,694,003	7,208,696	46,099,941	55,002,640
Residential mortgages	1,348,203	329,502	467,748	2,145,453	244,268	10,359,621	12,749,342
Consumer loans:
Home equity lines & loans	-	-	-	-	-	4,845,652	4,845,652
Other direct consumer loans	-	-	-	-	-	83,543	83,543
Total	$2,494,904	$1,271,768	$5,615,625	$9,382,297	$9,761,676	$71,453,615	$90,597,588

	December 31, 2011
Originated Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$4,571	$10,940	$2,920,906	$2,936,417	$-	$113,612,941	$116,549,358
Agricultural	-	-	-	-	-	258,098	258,098
Commercial mortgages:
Construction	-	-	-	-	-	7,383,731	7,383,731
Other	82,986	-	2,977,010	3,059,996	-	163,818,595	166,878,591
Residential mortgages	1,418,234	293,337	1,221,056	2,932,627	-	172,652,660	175,585,287
Consumer loans:
Credit cards	3,660	8,031	9,053	20,744	-	1,934,471	1,955,215
Home equity lines & loans	368,556	27,717	212,573	608,846	-	76,280,502	76,889,348
Indirect consumer loans	597,180	75,817	85,763	758,760	-	96,781,480	97,540,240
Other direct consumer loans	21,876	10,243	9,644	41,763	-	14,478,064	14,519,827
Total	$2,497,063	$426,085	$7,436,005	$10,359,153	$-	$647,200,542	$657,559,695

	December 31, 2011
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial, financial and agricultural:
Commercial & industrial	$275,121	$82,677	$195,687	$553,485	$1,499,141	$25,335,874	$27,388,500
Commercial mortgages:
Construction	-	418,518	7,295,104	7,713,622	2,022,149	2,715,270	12,451,041
Other	-	-	193,570	193,570	11,063,483	65,836,938	77,093,991
Residential mortgages	405,087	62,017	84,083	551,187	226,937	17,753,898	18,532,022
Consumer loans:
Home equity lines & loans	-	-	-	-	-	6,168,831	6,168,831
Other direct consumer loans	171	-	-	171	-	147,439	147,610
Total	$680,379	$563,212	$7,768,444	$9,012,035	$14,811,710	$117,958,250	$141,781,995

Troubled Debt Restructurings:

As of December 31, 2012 and 2011, the Corporation has a recorded investment in troubled debt restructurings of $5,728,610 and $4,057,413, respectively.  There were no specific reserves allocated for troubled debt restructurings at December 31, 2012.  The Corporation allocated $217,866 of specific reserves for troubled debt restructurings at December 31, 2011.  As of December 31, 2012, troubled debt restructurings totaling $5,363,712 were accruing interest under the modified terms and $364,898 were on non-accrual status.  As of December 31, 2011, there were no troubled debt restructurings accruing interest and $4,057,413 on non-accrual status.  The Corporation has not committed to lend any additional amounts as of December 31, 2012 or December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ending December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than 3 months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2012:

December 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial, financial and agricultural:
Commercial & industrial	4	$1,307,188	$1,307,188
Commercial mortgages:
Construction	1	251,448	251,448
Other	3	3,871,779	3,871,779
Total	8	$5,430,415	$5,430,415

The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in no charge offs during the year ending December 31, 2012.

No loans were modified as troubled debt restructurings by the Corporation during the year ending December 31, 2011.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the year ending December 31, 2012, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators

The Corporation establishes a risk rating at origination for all commercial loans.  The main factors considered in assigning risk ratings include, but are not limited to: historic and future debt service coverage, collateral position, operating performance, liquidity, leverage, payment history, management ability, and the customer’s industry.  Commercial relationship managers monitor all loans in their respective portfolios for any changes in the borrower’s ability to service their debt and affirm the risk ratings for the loans at least annually.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Based on the analysises performed as of December 31, 2012 and December 31, 2011, the risk category of the recorded investment of loans by class of loans is as follows:

	December 31, 2012
Originated Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$111,131,148	$7,805,458	$2,606,529	$417,960
Agricultural	-	698,451	-	-	-
Commercial mortgages:
Construction	-	34,588,347	1,671,195	739,150	-
Other	-	202,157,249	10,651,788	9,826,381	-
Residential mortgages	186,084,001	-	-	2,165,434	-
Consumer loans:
Credit cards	1,851,145	-	-	-	-
Home equity lines & loans	81,796,116	-	-	628,117	-
Indirect consumer loans	130,642,490	-	-	335,285	-
Other direct consumer loans	19,487,769	-	-	19,338	-
Total	$419,861,521	$348,575,195	$20,128,441	$16,320,234	$417,960

	December 31, 2012
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$10,129,340	$1,126,692	$202,544	$-	$76,300
Commercial mortgages:
Construction	-	294,564	1,182,020	3,482,723	1,422,227	-
Other	-	46,471,017	7,208,696	1,322,928	-	-
Residential mortgages	12,252,640	-	244,268	-	252,434	-
Consumer loans
Home equity lines & loans	4,819,276	-	-	-	26,376	-
Other direct consumer loans	83,543	-	-	-	-	-
Total	$17,155,459	$56,894,921	$9,761,676	$5,008,195	$1,701,037	$76,300

	December 31, 2011
Originated Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$93,923,356	$14,957,683	$4,139,413	$3,528,906
Agricultural	-	258,098	-	-	-
Commercial mortgages:
Construction	-	6,391,614	208,360	783,757	-
Other	-	152,435,884	6,503,087	7,423,514	516,106
Residential mortgages	173,120,292	-	-	2,464,995	-
Consumer loans:
Credit cards	1,955,215	-	-	-	-
Home equity lines & loans	76,432,196	-	-	457,152	-
Indirect consumer loans	97,426,891	-	-	113,349	-
Other direct consumer loans	14,497,795	-	-	22,032	-
Total	$363,432,389	$253,008,952	$21,669,130	$15,404,212	$4,045,012

	December 31, 2011
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural:
Commercial & industrial	$-	$25,164,742	$1,499,141	$602,006	$24,635	$97,976
Commercial mortgages
Construction	-	1,790,731	2,022,149	7,447,661	1,190,500	-
Other	-	62,684,708	11,063,483	475,036	2,677,194	193,570
Residential mortgages	18,158,984	-	226,937	-	146,101	-
Consumer loans
Home equity lines & loans	6,168,831	-	-	-	-	-
Other direct consumer loans	147,610	-	-	-	-	-
Total	$24,475,425	$89,640,181	$14,811,710	$8,524,703	$4,038,430	$291,546

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2012 and December 31, 2011:

	December 31, 2012
		Consumer Loans
Originated Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$186,078,845	$1,847,838	$81,879,244	$130,642,490	$19,487,769
Non-Performing	2,170,590	3,307	544,989	335,285	19,338
	$188,249,435	$1,851,145	$82,424,233	$130,977,775	$19,507,107

Acquired Loans:
Performing	$12,496,908	$-	$4,819,276	$-	$83,543
Non-Performing	252,434	-	26,376	-	-
Total	$12,749,342	$-	$4,845,652	$-	$83,543

	December 31, 2011
		Consumer Loans
Originated Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$173,120,292	$1,946,162	$76,432,196	$97,426,891	$14,497,878
Non-Performing	2,464,995	9,053	457,152	113,349	21,949
	$175,585,287	$1,955,215	$76,889,348	$97,540,240	$14,519,827

Acquired Loans:
Performing	$18,385,921	$-	$6,168,831	$-	$147,610
Non-Performing	146,101	-	-	-	-
Total	$18,532,022	$-	$6,168,831	$-	$147,610

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

The tables below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans from January 1, 2012 to December 31, 2012:

	Balance at December 31, 2011	Income Accretion	All Other Adjustments	Balance at December 31, 2012
Contractually required principal and interest	$21,317,659	$-	$(4,421,581)	$16,896,078
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,662,346)	-	56,988	(4,605,358)
Cash flows expected to be collected	16,655,313	-	(4,364,593)	12,290,720
Interest component of expected cash flows (accretable yield)	(1,843,603)	1,668,699	(2,354,140)	(2,529,044)
Fair value of loans acquired with deteriorating credit quality	$14,811,710	$1,668,699	$(6,718,733)	$9,761,676

(5)	PREMISES & EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011
Land	$3,553,406	$3,553,406
Buildings	32,017,120	31,007,830
Projects in Progress	678,415	-
Equipment and furniture	31,428,650	29,950,767
Leasehold improvements	4,674,980	4,175,024
	72,352,571	68,687,027
Less accumulated depreciation and amortization	46,868,186	43,924,622
	$25,484,385	$24,762,405

Depreciation expense was $2,946,499, $2,861,644 and $2,778,065 for 2012, 2011 and 2010, respectively.

Operating Leases: The Corporation leases certain branch properties under operating leases.  Rent Expense was
$1,118,348, $1,048,920, and $683,561 for 2012, 2011, and 2010, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows:

Year	Estimated Expense
2013	$1,024,668
2014	1,004,662
2015	978,681
2016	984,337
2017	829,817
2018 and thereafter	4,728,682
Total	$9,550,847

(6)           GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ending December 31, 2012 and 2011 were as follows:

	2012	2011
Beginning of year	$21,983,617	$9,872,375
Acquired goodwill	-	12,111,242
Adjustment of Acquired goodwill (1)	(159,174)	-
End of year	$21,824,443	$21,983,617

(1) Adjustments related to Fort Orange Financial Corp. acquisition

Acquired intangible assets were as follows at December 31, 2012 and 2011:

	At December 31, 2012		At December 31, 2011
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$1,796,853	$3,819,798	$1,213,118
Other customer relationship intangibles	6,063,423	2,942,548	6,063,423	2,479,563
Total	$9,883,221	$4,739,401	$9,883,221	$3,692,681

Aggregate amortization expense was $1,046,720, $1,041,193 and $730,894 for 2012, 2011 and 2010, respectively.

The remaining estimated aggregate amortization expense at December 31, 2012 is listed below:

Year	Estimated Expense
2013	$876,524
2014	777,801
2015	681,176
2016	607,713
2017	557,893
2018 and thereafter	1,642,713
Total	$5,143,820

(7)           DEPOSITS

A summary of deposits at December 31, 2012 and 2011 is as follows:

	2012	2011
Non-interest-bearing demand deposits	$300,610,463	$258,835,961
Interest-bearing demand deposits	90,729,870	74,348,490
Insured money market accounts	243,114,771	178,030,028
Savings deposits	173,588,856	210,287,906
Time deposits	236,690,054	276,990,454
	$1,044,734,014	$998,492,839

Scheduled maturities of time deposits at December 31, 2012, are summarized as follows:

Year
2013	$157,500,406
2014	54,060,209
2015	13,873,147
2016	4,384,507
2017	6,767,361
2018 and thereafter	104,424
$236,690,054

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $87,705,511 and $105,466,950 at December 31, 2012 and 2011, respectively. Interest expense on such certificates was $1,202,345, $1,799,472 and $1,698,576 for 2012, 2011 and 2010, respectively.

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2012 are summarized as follows:

3 months or less	$21,549,118
Over 3 through 6 months	16,383,196
Over 6 through 12 months	19,036,827
Over 12 months	30,736,370
$87,705,511

(8)           SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Securities sold under agreements to repurchase:
Balance at December 31	$32,710,650	$37,106,842	$44,774,615
Maximum month-end balance	$38,283,747	$51,183,631	$56,119,633
Average balance during year	$34,534,496	$43,731,872	$48,433,900
Weighted-average interest rate at December 31	3.02%	3.20%	3.35%
Average interest rate paid during year	2.88%	3.14%	3.39%

Information concerning outstanding securities repurchase agreements as of December 31, 2012 is summarized as follows:
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$12,710,650	$6,211	1.29%	$24,172,258
After 90 days but within one year	-	-	-%	-
After one year but within five years	-	-	-%	-
After five years but within ten years	20,000,000	65,767	4.13%	26,606,450
Total	$32,710,650	$71,978	3.02%	$50,778,708
(1)
The weighted-average remaining term to final maturity was approximately 2.9 years at December 31, 2012. At December 31, 2012, $10.0 million of the securities repurchase agreements contained call provisions. The weighted-average rate at December 31, 2012 on the callable securities repurchase agreements was 3.72%, with a weighted-average remaining period of approximately 4.5months to the call date.  At December 31, 2012, $22.7 million of the securities repurchase agreements did not contain call provisions.  The weighted-average rate at December 31, 2012 on the non-callable securities repurchase agreements was 0.51%, with a weighted-average term to maturity of approximately 2 months.

(2)	Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $314 thousand at December 31, 2012.

(9)           FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank fixed rate advances at December 31, 2012 and 2011:

2012
Amount	Rate	Maturity Date	Call Date
$1,043,961	2.95%	May 20, 2013	-
782,971	2.62%	October 2, 2013	-
1,043,961	3.20%	June 18,2014	-
782,971	3.05%	October 2, 2014	-
4,175,846	3.84%	October 20, 2014	January 22, 2013
10,000,000	4.60%	December 22, 2016	-
4,175,846	3.90%	October 19, 2017	January 22, 2013
3,131,884	2.91%	December 4, 2017	March 4, 2013
2,087,923	3.05%	January 2, 2018	April 12, 2013
$27,225,363	3.86%

2011
Amount	Rate	Maturity Date	Call Date
$1,049,165	2.88%	April 13, 2012	-
1,049,165	2.54%	May 18, 2012	-
10,000.000	4.77%	July 27, 2012	-
3,147,495	4.43%	August 16,2012	-
786,874	2.12%	October 2, 2012	-
1,049,165	2.95%	May 20, 2013	-
786,874	2.62%	October 2, 2013	-
1,049,165	3.20%	June 18,2014	-
786,874	3.05%	October 2, 2014	-
4,196,658	3.84%	October 20,2014	January 19, 2012
10,000,000	4.60%	December 22,2016	-
4,196,658	3.90%	October 19, 2017	January 19, 2012
3,147,495	2.91%	December 4, 2017	March 4, 2012
2,098,330	3.05%	January 2, 2018	March 31, 2012
$43,343,918	4.03%

Each advance is payable at its maturity date, with a prepayment penalty for term advances.  The advances were collateralized by $142,278,166 and $112,956,988 of first mortgage loans under a blanket lien arrangement at December 31, 2012 and 2011, respectively.  Based on this collateral and the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to a total of $104,486,709 at year-end 2012.

(10)           INCOME TAXES

For the years ended December 31, 2012, 2011 and 2010, income tax expense attributable to income from operations consisted of the following:

Current:	2012	2011	2010
State	$529,603	$24,739	$511,022
Federal	4,207,980	1,592,276	4,440,767
	4,737,583	1,617,015	4,951,789
Deferred expense	646,899	3,416,135	153,450
	$5,384,482	$5,033,150	$5,105,239

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:

	2012	2011	2010
Tax computed at statutory rate	$5,578,285	$5,294,107	$5,170,418
Tax-exempt interest	(506,280)	(543,638)	(505,644)
Dividend exclusion	(39,237)	(35,439)	(27,805)
State taxes, net of Federal impact	438,582	386,214	299,284
Nondeductible interest expense	16,119	23,242	27,253
Other items, net	(102,987)	(91,336)	141,733
Income tax expense	$5,384,482	$5,033,150	$5,105,239

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are presented below:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$3,989,953	$3,688,822
Accrual for employee benefit plans	780,282	829,414
Depreciation	698,373	340,274
Deferred compensation and directors' fees	924,582	894,410
Purchase accounting adjustment – deposits	141,784	314,802
Purchase accounting adjustment – loans	612,696	2,163,551
Purchase accounting adjustment - fixed assets	223,602	223,277
Accounting for defined benefit pension and other benefit plans	6,776,728	5,901,720
Trust preferred impairment write down	1,340,893	1,338,943
Other	723,419	633,884
Total gross deferred tax assets	$16,212,312	$16,329,097

Deferred tax liabilities:	2012	2011
Deferred loan fees and costs	$908,343	$924,500
Prepaid pension	6,102,441	6,694,664
Net unrealized gains on securities available for sale	5,165,238	5,090,655
Other	1,100,783	837,297
Total gross deferred tax liabilities	13,276,805	13,547,116
Net deferred tax asset	$2,935,507	$2,781,981

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows:

	2011	2010
Balance at January 1	$123,530	$-
Additions for tax positions of current year	-	123,530
Reductions related to settlement with taxing authorities	(123,530)	-
Balance at December 31	$-	$123,530

As of December 31, 2012 the Corporation did not have any unrecognized tax benefits.

The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2012 and 2011, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.

The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2009 and for New York State taxing authorities for the years prior to 2011.

(11)           PENSION PLAN AND OTHER BENEFIT PLANS

Pension Plan

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2012 and 2011:

Change in projected benefit obligation:	2012	2011
Benefit obligation at beginning of year	$32,526,033	$28,319,596
Service cost	1,073,938	993,364
Interest cost	1,605,912	1,569,151
Actuarial loss	4,213,664	2,940,942
Benefits paid	(1,368,070)	(1,297,020)
Benefit obligation at end of year	$38,051,477	$32,526,033

Change in plan assets:	2012	2011
Fair value of plan assets at beginning of year	$35,015,567	$29,846,889
Actual return on plan assets	3,591,153	(1,534,302)
Employer contributions	-	8,000,000
Benefits paid	(1,368,070)	(1,297,020)
Fair value of plan assets at end of year	$37,238,650	$35,015,567

Funded status	$(812,827)	$2,489,534

Amount recognized in accumulated other comprehensive income at December 31, 2012 and 2011 consist of the following:

	2012	2011
Net actuarial loss	$17,789,018	$15,834,042
Prior service cost	35,814	49,670
Total before tax effects	$17,824,832	$15,883,712
The accumulated benefit obligation at December 31, 2012 and 2011 was $32,247,008 and $27,490,715, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Discount rate	4.26%	4.95%	5.65%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income in 2012, 2011 and 2010 consist of the following:

Net periodic benefit cost	2012	2011	2010
Service cost, benefits earned during the year	$1,073,938	$993,364	$903,538
Interest cost on projected benefit obligation	1,605,912	1,569,151	1,516,817
Expected return on plan assets	(2,742,609)	(2,340,373)	(2,253,421)
Amortization of net loss	1,410,144	706,419	547,717
Amortization of prior service cost	13,856	29,873	45,890
Net periodic cost	$1,361,241	$958,434	$760,541

Other changes in plan assets and benefit obligations recognized in other comprehensive income:	2012	2011	2010
Net actuarial loss(gain)	$3,365,120	$6,815,617	$972,650
Recognized loss	(1,410,144)	(706,419)	(547,717)
Amortization of prior service cost	(13,856)	(29,873)	(45,890)
Total recognized in other comprehensive income (loss) (before tax effect)	$1,941,120	$6,079,325	$379,043
Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$3,302,361	$7,037,759	$1,139,584

Amounts expected to be recognized in net periodic cost during 2013
Loss recognition	$1,518,336
Prior service cost recognition	13,856

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Discount rate	4.95%	5.65%	6.10%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.  Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types.  The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds.  Other investments may consist of mutual funds, money market funds and cash & cash equivalents.  While no significant changes in the asset allocations are expected during 2013, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a Capital Asset Pricing Model ("CAPM") using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2012	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return

		2012	2011
Large Cap Domestic Equities	30% - 60%	51%	45%	10.3%
Mid-Cap Domestic Equities	0% - 20%	7%	2%	10.6%
Small-Cap Domestic Equities	0% - 15%	2%	4%	10.8%
International Equities	0% - 25%	4%	0%	10.3%
Intermediate Fixed Income	20% - 50%	31%	20%	4.7%
Alternative Assets	0% - 10%	3%	-	7.5%
Cash	0% - 20%	2%	29%	4.0%
Total		100%	100%

The above table at December 31, 2011 actual cash exceeds the target allocation due to an $8,000,000 contribution made by the Corporation to the plan during the last week of December 2011.

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

As of December 31, 2012 and 2011, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

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

The fair value of the plan assets at December 31, 2012 and 2011, by asset class are as follows:

		Fair Value Measurement at December 31, 2012 Using
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$703,229	$703,229	$-	$-
Equity securities:
U.S. companies	21,579,185	21,579,185	-	-
International companies	629,883	629,883	-	-

Mutual Funds	7,217,760	7,217,760	-	-

Debt securities:
U.S. Treasuries/Government bonds	3,468,448	3,468,448	-	-
U.S. Corporate bonds	3,371,255	-	3,371,255	-
Foreign bonds, notes & debentures	268,890	-	268,890	-
Total plan assets	$37,238,650	$33,598,505	$3,640,145	$-

		Fair Value Measurement at December 31, 2011 Using
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$10,093,337	$10,093,337	$-	$-
Equity securities:
U.S. companies	16,625,059	16,625,059	-	-
International companies	643,118	643,118	-	-

Mutual Funds	2,109,877	2,109,877	-	-

Debt securities:
U.S. Treasuries/Government bonds	2,410,971	2,410,971	-	-
U.S. Corporate bonds	2,865,173	-	2,865,173	-
Foreign bonds, notes & debentures	268,032	-	268,032	-
Total plan assets	$35,015,567	$31,882,362	$3,133,205	$-

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2013	$1,547,008
2014	$1,606,688
2015	$1,695,407
2016	$1,826,855
2017	$1,936,327
2018-2022	$10,979,893

The Corporation does not expect to contribute to the plan during 2013.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Profit Sharing, Savings and Investment Plan

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation.  Expense under the plan totaled $322,090, $331,689, and $332,133 for the years ended December 31, 2012, 2011 and 2010, respectively.  The plan's assets at December 31, 2012 and 2011 include 189,337 and 191,393 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

The Corporation also contributed $70,995 and $40,930 at December 31, 2012 and December 31, 2011, respectively, to a non-discretionary 401K plan which covers all eligible employees hired after July 1, 2010.

Defined Benefit Health Care Plan

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

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2012 and 2011:

Changes in accumulated postretirement benefit obligation:	2012	2011
Accumulated postretirement benefit obligation at beginning of year	$1,391,822	$1,315,379
Service cost	39,000	35,000
Interest cost	71,000	72,000
Participant contributions	65,161	57,847
Actuarial loss	177,966	19,705
Benefits paid	(210,788)	(108,109)
Accumulated postretirement benefit obligation at end of year	$1,534,161	$1,391,822

Change in plan assets:	2012	2011
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	145,627	50,262
Plan participants’ contributions	65,161	57,847
Benefits paid	(210,788)	(108,109)
Fair value of plan assets at end of year	$-	$-

Funded status	$(1,534,161)	$(1,391,822)

Amount recognized in accumulated other comprehensive income at December 31, 2012 and 2011 consist of the following:

	2012	2011
Net actuarial loss	$218,936	$41,970
Prior service benefit	(725,000)	(822,000)
Total before tax effects	$(506,064)	$(780,030)

Weighted-average assumption for disclosure as of December 31,:	2012	2011	2010
Discount rate	4.26%	4.95%	5.65%
Health care cost trend: Initial	9.00%	10.00%	14.00%
Health care cost trend: Ultimate	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2018	2018	2020

The components of net periodic postretirement benefit cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

Net periodic benefit cost	2012	2011	2010
Service cost	$39,000	$35,000	$33,000
Interest cost	71,000	72,000	75,000
Amortization of prior service benefit	(97,000)	(97,000)	(97,000)
Recognized actuarial loss	1,000	-	-
Net periodic postretirement cost	$14,000	$10,000	$11,000

Other changes in plan assets and benefit obligations recognized in other comprehensive income:	2012	2011	2010
Net actuarial loss	$177,966	$19,705	$49,341
Recognized actuarial loss	(1,000)	-	-
Amortization of prior service benefit	97,000	97,000	97,000
Total recognized in other comprehensive income (before tax effect)	$273,966	$116,705	$146,341
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$287,966	$126,705	$157,341

During 2012, the plan's total unrecognized net loss increased by $176,966.  Because the total unrecognized net gain or loss exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future working lifetime of active plan participants.  As of January 1, 2012 the average future working lifetime of active participants was 14.02 years.  Actual results for 2013 will depend on the 2013 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2013:
Loss recognition	$5,000
Prior service cost recognition	$(97,000)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

Effect of a 1% increase in health care trend rate on:	2012	2011	2010
Benefit obligation	$4,000	$10,000	$10,000
Total service and interest cost	$(100)	$700	$300

Effect of a 1% decrease in health care trend rate on:	2012	2011	2010
Benefit obligation	$(5,000)	$(11,000)	$(12,000)
Total service and interest cost	$(500)	$(500)	$(1,000)

Weighted-average assumptions for net periodic cost as of December 31,:	2012	2011	2010
Discount rate	4.95%	5.65%	6.10%
Health care cost trend: Initial	10.00%	14.00%	15.00%
Health care cost tread: Ultimate	5.00%	5.00%	5.00%
Year ultimate reached	2018	2020	2020

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten:

Calendar Year
2013	$157,000
2014	$129,000
2015	$143,000
2016	$139,000
2017	$128,000
2018-2022	$656,000

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2013 is $157,000.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code.  The benefits under this plan are unfunded as of December 31, 2012 and 2011.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2012 and 2011:

Change in benefit obligation:	2012	2011
Benefit obligation at beginning of year	$1,069,490	$989,053
Service cost	34,770	30,625
Interest cost	51,091	53,771
Actuarial loss	81,128	70,771
Benefits paid	(74,730)	(74,730)
Projected benefit obligation at end of year	$1,161,749	$1,069,490

Changes in plan assets:	2012	2011
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	74,730	74,730
Benefits paid	(74,730)	(74,730)
Fair value of plan assets at end of year	$-	$-
Unfunded status	$(1,161,479)	$(1,069,490)

Amounts recognized in accumulated other comprehensive income at December 31, 2012 and 2011 consist of the following:

	2012	2011
Net actuarial loss	$287,679	$226,471
Prior service cost	-	-
Total before tax effects	$287,679	$226,471

Accumulated benefit obligation at December 31, 2012 and 2011 was $1,092,439 and $1,004,803, respectively.

Weighted-average assumption for disclosure as of December 31,:	2012	2011	2010
Discount rate	4.26%	4.95%	5.65%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

Net periodic benefit cost	2012	2011	2010
Service cost	$34,770	$30,625	$30,113
Interest cost	51,091	53,771	55,474
Recognized actuarial loss	19,920	9,466	5,582
Net periodic postretirement benefit cost	$105,781	$93,862	$91,169

Other changes in plan assets and benefit obligation recognized in other comprehensive income:	2012	2011	2010
Net actuarial loss (gain)	$81,128	$70,771	$31,415
Recognized actuarial loss	(19,920)	(9,466)	(5,582)
Total recognized in other comprehensive income (before tax effect)	$61,208	$61,305	$25,833

Total recognized in net benefit cost and other comprehensive income (before tax effect)	$166,989	$155,167	$117,002

Amounts expected to be recognized in net periodic cost during 2013:
Loss recognition	$34,301
Prior service cost recognition	$-

Weighted-average assumptions for net periodic cost as of December 31,:	2012	2011	2010
Discount rate	4.95%	5.65%	6.10%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:

Calendar Year	Future Estimated Benefit Payments
2013	$75,000
2014	$75,000
2015	$75,000
2016	$75,000
2017	$75,000
2018-2022	$570,000

The Corporation expects to contribute $75,000 to the plan during 2013. Corporation contributions are equal to the benefit payments to plan participants.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers.  The plan is unfunded as of December 31, 2012 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events.  The plan was initiated in 2012.  The balance in the plan as of December 31, 2012 was $181,000, which was expensed in 2012.  In addition to each participants account being credited with the annual company contribution, each account will received a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

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

During January 2013, 7,969 shares were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $216,946, $232,948 and $231,431 related to this compensation was recognized during the years 2012, 2011 and 2010, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity as of December 31, 2012, and changes during the year ended is presented below:
	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2011	12,458	$22.33
Granted	10,760	25.11
Vested	(3,209)	22.28
Forfeited or Cancelled	-	-
Nonvested at December 31, 2012	20,009	$23.84

As of December 31, 2012, there was $464,596 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.31 years.  The total fair value of shares vested during the years ended December 31, 2012 and 2011 were $87,314 and $27,613, respectively.

(13)           RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Balance at beginning of year	$20,884,273	$17,003,933
New loans or additional advances	37,544,459	42,960,625
Repayments	(33,039,177)	(39,080,285)
Balance at end of year	$25,389,555	$20,884,273

Deposits from principal officers, directors, and their affiliates at year-end 2012 and 2011 were $9,928,331 and $12,617,406, respectively.

(14)           COMMITMENTS AND CONTINGENCIES

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$28,707,673	$11,588,081	$19,139,879	$8,399,012
Unused lines of credit	$1,802,538	$183,750,514	$471,164	$164,489,966
Standby letters of credit	$-	$15,016,673	$-	$13,562,577

Commitments to make Real Estate and Home Equity loans are generally made for periods of sixty days or less.  As of December 31, 2012, the fixed rate commitments to make loans have interest rates ranging from 2.625% to 5.125% and maturities ranging from five years to thirty years.  Commitments to fund commercial draw notes are generally made for periods of three months to eighteen months.  As of December 31, 2012, the fixed rate commitments have interest rates ranging from 3.50% to 8.00%.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $15,016,673 at December 31, 2012 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2012 was not significant.

The Corporation has an executive severance agreement with its President and Chief Executive Officer.

The Bank is a party in two legal proceedings involving its Wealth Management Group Services. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate’s Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts’ investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee’s commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate’s Court and are now in the discovery phase. While the outcome of litigation is not predictable the Bank believes that the claims are without merit and is vigorously defending them.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries. Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity

(15)           PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):

BALANCE SHEETS - DECEMBER 31	2012	2011
Assets:
Cash on deposit with subsidiary bank	$1,788,169	$1,122,470
Investment in subsidiary-Chemung Canal Trust Company	126,597,837	121,462,184
Investment in subsidiary-CFS Group, Inc.	640,229	586,431
Dividends receivable from subsidiary bank	-	1,141,081
Securities available for sale, at estimated fair value	304,190	307,064
Other assets	1,813,162	2,578,312
Total assets	$131,143,587	$127,197,542
Liabilities and shareholders' equity:
Dividends payable	-	1,141,081
Other liabilities	28,650	127,021
Total liabilities	28,650	1,268,102
Shareholders' equity:
Total shareholders' equity	131,114,937	125,929,440
Total liabilities and shareholders' equity	$131,143,587	$127,197,542

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2012	2011	2010
Dividends from subsidiary bank	$4,572,958	$11,916,475	$3,520,584
Interest and dividend income	7,372	8,127	3,451
Other income	150,136	776,672	388,190
Operating expenses	331,441	227,847	209,794
Income before impact of subsidiaries' undistributed earnings or distributions in excess of earnings and income taxes	4,399,025	12,473,427	3,702,431
Equity in undistributed earnings (dividends in excess of earnings) of Chemung Canal Trust Company	6,410,993	(1,837,241)	6,391,013
Equity in undistributed earnings of CFS Group, Inc.	53,798	44,166	9,335
Income before income tax	10,863,816	10,680,352	10,102,779
Income tax (benefit) expense	(158,424)	142,597	906
Net Income	$11,022,240	$10,537,755	$10,101,873

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2012	2011	2010
Cash flows from operating activities:
Net Income	$11,022,240	$10,537,755	$10,101,873
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed earnings) dividends in excess of earnings of Chemung Canal Trust Company	(6,410,993)	1,837,241	(6,391,013)
Equity in undistributed earnings of CFS Group, Inc.	(53,798)	(44,166)	(9,335)
Change in dividend receivable	1,141,081	(259,879)	(1,115)
Change in other assets	765,150	(60,510)	(19,789)
Change in other liabilities	48,182	136,602	678,237
Expense related to employee stock compensation	80,000	55,000	55,000
Expense related to restricted stock units for directors' deferred Compensation plan	86,717	80,083	111,772
Expense to employee restricted stock awards	79,510	28,141	1,143
Net cash provided by operating activities	6,758,089	12,310,267	4,526,773
Cash flow from investing activities:
Cash paid Fort Orange Financial Corp. acquisition	-	(8,137,816)	-
Net cash used by investing activities	-	(8,137,816)	-
Cash flow from financing activities:
Cash dividends paid	(5,714,039)	(4,056,597)	(3,519,470)
Purchase of treasury stock	(635,800)	(501,299)	(425,567)
Sale of treasury stock	257,449	242,610	153,360
Net cash used in financing activities	(6,092,390)	(4,315,286)	(3,791,677)
(Decrease) increase in cash and cash equivalents	665,699	(142,835)	735,096
Cash and cash equivalents at beginning of year	1,122,470	1,265,305	530,209
Cash and cash equivalents at end of year	$1,788,169	$1,122,470	$1,265,305

(16)           FAIR VALUES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$141,591,214	$37,698,000	$103,893,214	$-
Mortgage-backed securities, residential	31,515,249	-	31,515,249	-
Obligations of states and political subdivisions	40,814,722	-	40,814,722	-
Collateralized mortgage obligations	3,543,360	-	3,543,360	-
Corporate bonds and notes	11,651,635	-	11,651,635	-
SBA loan pools	1,724,140	-	1,724,140	-
Trust Preferred securities	2,470,913	-	2,025,313	445,600
Corporate stocks	6,374,530	5,720,533	653,997	-
Total available for sale securities	$239,685,763	$43,418,533	$195,821,630	$445,600

Trading assets	$348,241	$348,241	$-	$-

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$152,079,770	$35,950,000	$116,129,770	$-
Mortgage-backed securities, residential	50,766,604	-	50,766,604	-
Obligations of states and political subdivisions	46,512,971	-	46,512,971	-
Collateralized mortgage obligations	7,536,753	-	7,536,753	-
Corporate bonds and notes	13,684,199	-	13,684,199	-
SBA loan pools	1,949,606	-	1,949,606	-
Trust Preferred securities	2,310,066	-	2,015,156	294,910
Corporate stocks	6,029,841	5,339,839	690,002	-
Total available for sale securities	$280,869,810	$41,289,839	$239,285,061	$294,910

Trading assets	$294,381	$294,381	$-	$-

There were no transfers between Level 1 and Level 2 during the year ending December 31, 2012 or the year ending December, 31, 2011.

The significant unobservable inputs used in the fair value measurement of the Corporation’s collateralized debt obligations are probabilities of specific-issuer defaults and deferrals and specific-issuer recovery assumptions.  Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement.  Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.  The Corporation treats all interest payment deferrals as defaults and assumes no recoveries on defaults.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

Trust Preferred Securities Available for Sale	Fair Value Measurement twelve-months ended December 31, 2012 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement twelve-months ended December 31, 2011 Using Significant Unobservable Inputs (Level 3)
Beginning balance	$294,910	$334,585
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	(67,400)
Included in other comprehensive income	150,690	27,725
Transfers in and/or out of Level 3	-	-
Ending balance, December 31	$445,600	$294,910

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$235,501	$-	$-	$235,501
Commercial mortgages:		-	-
Other	305,222	-	-	305,222
Total Impaired Loans	$540,723	$-	$-	$540,723
Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Other	257,702	-	-	257,702
Residential mortgages	201,679	-	-	201,679
Consumer loans:
Home equity lines & loans	4,000	-	-	4,000
Total Other real estate owned, net	$564,581	$-	$-	$564,581

		Fair Value Measurement at December 31, 2011 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial, financial and agricultural:
Commercial and industrial	$831,601	$-	$-	$831,601
Commercial mortgages:		-	-
Other	3,321,838	-	-	3,321,838
Total Impaired Loans	$4,153,439	$-	$-	$4,153,439
Other real estate owned:
Commercial, financial and agricultural:
Commercial and industrial	$218,040	$-	$-	$218,040
Commercial mortgages:
Other	366,760	-	-	366,760
Residential mortgages	276,355	-	-	276,355
Consumer loans:
Home equity lines & loans	36,600	-	-	36,600
Total Other real estate owned, net	$897,755	$-	$-	$897,755

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2012:

Description	Fair Value at December 31, 2012	Technique	Unobservable Inputs
Impaired loans	$540,723	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$564,581	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $733,361 with a valuation allowance of $192,638 as of December 31, 2012, resulting in no additional provision for loan losses for the year ending December 31, 2012.  Impaired loans had a principal balance of $6,095,645, with a valuation allowance of $1,942,206 as of December 31, 2011, resulting in a $958,333 provision for loan losses for the year ending December 31, 2011.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $564,581 at December 31, 2012.  The net carrying amount reflects the outstanding balance of $756,948 net of a valuation allowance of $192,367 at December 31, 2012, which resulted in a write down of $116,840 for the year ending December 31, 2012.  OREO had a net carrying amount of $897,755 at December 31, 2011.  The net carrying amount reflects the outstanding balance of $1,009,162 net of a valuation allowance of $111,407 at December 31, 2011, which resulted in write downs of $12,120 for the year ending December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in 90 days or less, the carrying value approximates fair value of which non interest-bearing deposits are classified as Level 1 and interest-bearing deposits with the Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank of New York (“FRB”) are classified as Level 1, and time deposits are classified as Level 2.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at
December 31, 2012 and 2011.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2012 and December 31, 2011, are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2012
Financial Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,239	$29,239	-	-	$29,239
Interest-bearing deposits in other financial institutions	11,002	8,444	2,558	-	11,002
Trading assets	348	348	-	-	348
Securities available for sale	239,686	43,419	195,822	445	239,686
Securities held to maturity	5,748	-	6,421	-	6,421
Federal Home Loan and Federal Reserve Bank stock	4,710	-	-	-	N/A
Net loans	883,084	-	-	916,289	916,289
Loans held for sale	1,057	-	1,057	-	1,057
Accrued interest receivable	3,788	175	1,257	2,356	3,788
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$808,044	$808,044	$-	$-	$808,044
Time deposits	236,690	-	238,245	-	238,245
Securities sold under agreements to repurchase	32,711	-	35,260	-	35,260
Federal Home Loan Bank advances	27,225	-	29,688	-	29,688
Accrued interest payable	453	12	279	162	453
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

(17)           REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations).  Management believes that, as of December 31, 2012 and 2011, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2012, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2013, the Bank could, without prior approval, declare dividends of approximately $11.0 million plus any 2013 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$119,894,319	13.10%	$73,208,463	8.00%	N/A	N/A
Bank	$115,391,331	12.64%	$73,044,522	8.00%	$91,305,653	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$106,924,553	11.68%	$36,604,232	4.00%	N/A	N/A
Bank	$102,459,917	11.22%	$36,522,261	4.00%	$54,783,392	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$106,924,553	8.74%	$36,701,105	3.00%	N/A	N/A
Bank	$102,459,917	8.39%	$36,630,566	3.00%	$61,050,944	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets):
Consolidated	$111,192,989	13.28%	$66,991,368	8.00%	N/A	N/A
Bank	$106,812,516	12.80%	$66,770,561	8.00%	$83,463,201	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$99,174,854	11.84%	$33,495,684	4.00%	N/A	N/A
Bank	$94,834,026	11.36%	$33,385,280	4.00%	$50,077,921	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$99,174,854	8.27%	$35,997,486	3.00%	N/A	N/A
Bank	$94,834,026	7.92%	$35,910,987	3.00%	$59,851,645	5.00%

(18)           ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the accumulated other comprehensive income or loss balance, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at December 31, 2012
Unrealized gains on securities available for sale	$7,987,055	$35,735	$8,022,790
Unrealized loss on pension plans and other benefit plans	(9,428,433)	(1,401,286)	(10,829,719)
Total	$(1,441,378)	$(1,365,551)	$(2,806,929)

(19)           SEGMENT REPORTING

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

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments. (dollars in thousands)

Year ended December 31, 2012	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$46,773	$-	$8	$46,781
Provision for loan losses	828	-	-	828
Net interest income after provision for loan losses	45,945	-	8	45,953
Other operating income	9,699	6,827	764	17,290
Other operating expenses	40,591	5,389	856	46,836
Income (loss) before income tax expense	15,053	1,438	(84)	16,407
Income tax expense (benefit)	4,955	553	(123)	5,385
Segment net income (loss)	$10,098	$885	$39	$11,022

Segment assets	$1,240,752	$5,156	$2,252	$1,248,160

Year ended December 31, 2011	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$43,840	$-	$9	$43,849
Provision for loan losses	958	-	-	958
Net interest income after provision for loan losses	42,882	-	9	42,891
Other operating income	9,428	6,710	1,326	17,464
Other operating expenses	38,229	5,852	703	44,784
Income (loss) before income tax expense	14,081	858	632	15,571
Income tax expense (benefit)	4,529	332	172	5,033
Segment net income (loss)	$9,552	$526	$460	$10,538

Segment assets	$1,207,464	$5,729	$3,067	$1,216,260

Year ended December 31, 2010	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$34,526	$-	$4	$34,530
Provision for loan losses	1,125	-	-	1,125
Net interest income after provision for loan losses	33,401	-	4	33,405
Other operating income	8,288	10,497	860	19,645
Other operating expenses	31,315	5,864	664	37,843
Income before income tax expense	10,374	4,633	200	15,207
Income tax expense	3,304	1,792	9	5,105
Segment net income	$7,070	$2,841	$191	$10,102

Segment assets	$949,040	$6,138	$3,149	$958,327

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 15, 2013	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 15, 2013	By: /s/ Mark A. Severson
Mark A. Severson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry H. Becker	Director	March 15, 2013
Larry H. Becker

/s/ Bruce W. Boyea	Director	March 15, 2013
Bruce W. Boyea

/s/ David J. Dalrymple	Director and Chairman of the Board	March 15, 2013
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 15, 2013
Robert H. Dalrymple

	Director	March 15, 2013
Clover M. Drinkwater

/s/ William D. Eggers	Director	March 15, 2013
William D. Eggers

/s/ Stephen M. Lounsberry, III	Director	March 15, 2013
Stephen M. Lounsberry, III

/s/ John F. Potter	Director	March 15, 2013
John F. Potter

/s/ Eugene M. Sneeringer, Jr.	Director	March 15, 2013
Eugene M. Sneeringer, Jr.

/s/ Robert L. Storch	Director	March 15, 2013
Robert L. Storch

(signature’s continued)

Signature	Title	Date

/s/ Richard W. Swan	Director	March 15, 2013
Richard W. Swan

/s/ Jan P. Updegraff	Director	March 15, 2013
Jan P. Updegraff

/s/ Ronald M. Bentley	President and Chief Executive Officer	March 15, 2013
Ronald M. Bentley

/s/ Mark A. Severson	Chief Financial Officer and Treasurer	March 15, 2013
Mark A. Severson

EXHIBIT INDEX
Exhibit		The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
3.1
Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  (Filed as Exhibit 3.1 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

3.2
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988.  (Filed as Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007, filed with the SEC on March 13, 2008 and incorporated herein by reference).

3.3
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998.  (Filed as Exhibit 3.4 of the Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.4
Amended and Restated Bylaws of the Registrant, as amended to May 16, 2012.  (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference).

	4.1	Specimen Stock Certificate. (Filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1
Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO.  (Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.2
Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO. (Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

	10.3	Amended and Restated Deferred Directors' Fee Plan.(Filed as Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.4
Chemung Financial Corporation Restricted Stock Plan dated June 16, 2010. (Filed as Exhibit 10.4 of the Registrant's Form 10-Q for the period ended June 30, 2010 filed with the SEC August 9, 2010 and incorporated herein by reference).

10.9
Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President.  (Filed as Exhibit 10.9 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

10.11
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Richard G. Carr, Executive Vice President.  (Filed as Exhibit 10.11 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.12
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President.  (Filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.14
Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division.  (Filed as Exhibit 10.14 to Registrant’s Form 10-Q filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.16
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer.  (Filed as Exhibit 10.16 to Registrant’s Form 10-K on March 28, 2012 and incorporated herein by reference).

10.17
Change of Control Agreement dated May 16, 2012 between Chemung Canal Trust Company and Mark A. Severson, Executive Vice President and Chief Financial Officer.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference).

	10.18	Amended and Restated Directors' Compensation Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).
10.19
Amended and Restated Incentive Compensation Plan Filed as (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 and incorporated herein by reference).

	21	Subsidiaries of the Registrant.*
	23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
	31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
	32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
	101.INS	Instance Document*
	101.SCH	XBRL Taxonomy Schema*
	101.CAL	XBRL Taxonomy Calculation Linkbase*
	101.DEF	XBRL Taxonomy Definition Linkbase*
	101.LAB	XBRL Taxonomy Label Linkbase*
	101.PRE	XBRL Taxonomy Presentation Linkbase*
	*	Filed herewith.