Form 10-Q
period 2013-03-31
CHEMUNG FINANCIAL CORP
filed 2013-05-10
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2013
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on May 8, 2013 was 4,592,756.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2013	2012
ASSETS
Cash and due from financial institutions	$27,756,637	$29,239,309
Interest-bearing deposits in other financial institutions	18,380,230	11,001,912
Total cash and cash equivalents	46,136,867	40,241,221

Trading assets, at fair value	384,051	348,241

Securities available for sale, at estimated fair value	235,306,634	239,685,763
Securities held to maturity, estimated fair value of $10,611,045 at March 31, 2013 and $6,421,486 at December 31, 2012	9,898,212	5,748,453
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,607,050	4,710,300
Loans, net of deferred origination fees and costs, and unearned income	921,432,619	893,516,941
Allowance for loan losses	(10,824,693)	(10,432,650)
Loans, net	910,607,926	883,084,291
Loans held for sale	785,550	1,057,309
Premises and equipment, net	24,800,480	25,484,385
Goodwill	21,824,443	21,824,443
Other intangible assets, net	4,909,219	5,143,820
Bank owned life insurance	2,732,329	2,711,681
Accrued interest receivable and other assets	17,979,031	18,119,801

Total assets	$1,279,971,792	$1,248,159,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$296,360,585	$300,610,463
Interest-bearing	780,738,490	744,123,551
Total deposits	1,077,099,075	1,044,734,014

Securities sold under agreements to repurchase	31,427,348	32,710,650
Federal Home Loan Bank term advances	27,157,760	27,225,363
Accrued interest payable and other liabilities	11,379,260	12,374,744
Total liabilities	1,147,063,443	1,117,044,771

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2013 and December 31, 2012	53,101	53,101
Additional-paid-in capital	45,473,445	45,357,073
Retained earnings	108,295,833	107,078,182
Treasury stock, at cost (717,320 shares at March 31, 2013, 728,680 shares at December 31, 2012)	(18,290,832)	(18,566,490)
Accumulated other comprehensive loss	(2,623,198)	(2,806,929)

Total shareholders' equity	132,908,349	131,114,937

Total liabilities and shareholders' equity	$1,279,971,792	$1,248,159,708
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31,
Interest and dividend income:	2013	2012
Loans, including fees	$11,304,008	$11,670,912
Taxable securities	1,131,053	1,486,351
Tax exempt securities	305,142	340,622
Interest-bearing deposits	7,983	41,782
Total interest and dividend income	12,748,186	13,539,667

Interest expense:
Deposits	624,081	912,649
Securities sold under agreements to repurchase	219,349	282,772
Borrowed funds	187,789	313,039
Total interest expense	1,031,219	1,508,460
Net interest income	11,716,967	12,031,207
Provision for loan losses	431,010	477,305
Net interest income after provision for loan losses	11,285,957	11,553,902

Other operating income:
Wealth management group fee income	1,750,178	1,775,576
Service charges on deposit accounts	968,772	991,880
Net gain on securities transactions	-	297,169
Net gain on sales of loans held for sale	111,916	65,340
Casualty gains	-	758,857
Net losses on sales of other real estate owned	-	(6,459)
Income from bank owned life insurance	20,647	21,525
Other	1,170,064	986,510
Total other operating income	4,021,577	4,890,398

Other operating expenses:
Salaries and wages	4,818,229	4,492,675
Pension and other employee benefits	1,424,476	1,289,940
Net occupancy expenses	1,361,584	1,294,877
Furniture and equipment expenses	518,499	518,366
Data processing expense	1,112,933	1,078,931
Professional services	329,023	150,213
Amortization of intangible assets	234,601	284,140
Marketing and advertising expense	287,577	289,239
Other real estate owned expenses	35,672	43,479
FDIC insurance	216,860	226,631
Loan expense	143,101	180,147
Other	1,242,202	1,082,583
Total other operating expenses	11,724,757	10,931,221
Income before income tax expense	3,582,777	5,513,079
Income tax expense	1,171,009	1,898,546
Net income	$2,411,768	$3,614,533
Weighted average shares outstanding	4,655,862	4,642,012
Basic and diluted earnings per share	$0.52	$0.78

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
	2013	2012

Net income	$2,411,768	$3,614,533

Other comprehensive income
Unrealized holding (losses) gains on securities available for sale	(70,164)	514,361
Reclassification adjustment gains realized in net income	-	(297,169)
Net unrealized (losses) gains	(70,164)	217,192
Less: Tax effect	(26,971)	115,666
Net of tax amount	(43,193)	101,526

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(20,786)	(20,786)
Reclassification adjustment for amortization of net actuarial gain	389,409	335,548
Total before tax effect	368,623	314,762
Less: Tax effect	141,699	120,994
Net of tax amount	226,924	193,768

Total other comprehensive income	183,731	295,294

Comprehensive income	$2,595,499	$3,909,827

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440
Net income	-	-	3,614,533	-	-	3,614,533
Other comprehensive income	-	-	-	-	295,294	295,294
Restricted stock awards	-	15,922	-	-	-	15,922
Restricted stock units for directors' deferred compensation plan	-	21,340	-	-	-	21,340
Cash dividends declared ($.25 per share)	-	-	(1,143,923)	-	-	(1,143,923)
Distribution of 10,238 shares of treasury stock for directors' compensation	-	(28,121)	-	261,069	-	232,948
Distribution of 3,453 shares of treasury stock for employee compensation	-	(8,052)	-	88,052	-	80,000
Distribution of 1,079 shares of treasury stock for employee restricted stock awards	-	(27,514)	-	27,514	-	-
Purchase of 8,654 shares of treasury stock	-	-	-	(216,808)	-	(216,808)
Balances at March 31, 2012	$53,101	$45,556,436	$103,099,510	$(18,734,217)	$(1,146,084)	$128,828,746

Balances at December 31, 2012	$53,101	$45,357,073	$107,078,182	$(18,566,490)	$(2,806,929)	$131,114,937
Net income	-	-	2,411,768	-	-	2,411,768
Other comprehensive income	-	-	-	-	183,731	183,731
Restricted stock awards	-	60,078	-	-	-	60,078
Restricted stock units for directors' deferred compensation plan	-	24,602	-	-	-	24,602
Cash dividends declared ($.26 per share)	-	-	(1,194,117)	-	-	(1,194,117)
Distribution of 7,969 shares of treasury stock for directors' compensation	-	13,896	-	203,050	-	216,946
Distribution of 4,116 shares of treasury stock for employee compensation	-	7,278	-	104,876	-	112,154
Purchase of 3,094 shares of treasury stock	-	-	-	(92,630)	-	(92,630)
Sale of 2,369 shares of treasury stock	-	10,518	-	60,362	-	70,880
Balances at March 31, 2013	$53,101	$45,473,445	$108,295,833	$(18,290,832)	$(2,623,198)	$132,908,349

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$2,411,768	$3,614,533
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	234,601	284,140
Provision for loan losses	431,010	477,305
Depreciation and amortization of fixed assets	748,874	740,442
Amortization of premiums on securities, net	537,793	415,183
Gains on sales of loans held for sale, net	(111,916)	(65,340)
Proceeds from sales of loans held for sale	3,454,691	2,345,590
Loans originated and held for sale	(3,071,016)	(2,710,673)
Net gains on trading assets	(18,490)	(13,122)
Net gains on securities transactions	-	(297,169)
Proceeds from sales of trading assets	-	72,646
Purchase of trading assets	(17,320)	(19,386)
Net losses on sale of other real estate owned	-	6,459
(Increase) decrease in other assets	(57,762)	2,329,896
Decrease in prepaid FDIC assessment	198,532	207,849
Decrease in accrued interest payable	(63,909)	(124,364)
Expense related to restricted stock units for directors' deferred compensation plan	24,602	21,340
Expense related to employee stock compensation	112,154	80,000
Expense related to employee stock awards	60,078	15,922
Decrease in other liabilities	(1,644,334)	(2,218,951)
Income from bank owned life insurance	(20,647)	(21,525)
Net cash provided by operating activities	3,208,709	5,140,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	10,500,000	52,579,688
Proceeds from maturities and principal collected on securities available for sale	20,374,472	6,881,564
Proceeds from maturities and principal collected on securities held to maturity	257,179	1,090,104
Purchases of securities available for sale	(27,103,300)	(37,942,141)
Purchases of securities held to maturity	(4,406,938)	(225,000)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(916,550)	(1,550)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	1,019,800	75,100
Purchases of premises and equipment	(64,969)	(954,974)
Proceeds from sales of other real estate owned	-	34,555
Net increase in loans	(27,954,645)	(5,695,251)
Net cash (used) provided by investing activities	(28,294,951)	15,842,095

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	36,964,050	54,238,429
Net decrease in time deposits	(4,598,989)	(14,025,878)
Net decrease in securities sold under agreements to repurchase	(1,283,302)	(2,108,399)
Repayments of Federal Home Loan Bank long term advances	(67,603)	(116,577)
Purchase of treasury stock	(92,630)	(216,808)
Sale of treasury stock	60,362	-
Cash dividends paid	-	(1,141,081)
Net cash provided by financing activities	30,981,888	36,629,686
Net increase in cash and cash equivalents	5,895,646	57,612,556
Cash and cash equivalents, beginning of period	40,241,221	52,901,853
Cash and cash equivalents, end of period	$46,136,867	$110,514,409

(continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,095,128	$1,648,158
Income Taxes	$167,549	$875
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$-	$116,800
Dividends declared, not yet paid	$1,194,117	$1,143,923

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

To assist the reader, the Corporation has provided the following list of commonly used acronyms and abbreviations included in the Notes to Unaudited Consolidated Financial Statements.

FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDIC: Federal Deposit Insurance Corporation	PCI: Purchased credit impaired
FHLB: Federal Home Loan Bank	SEC: Securities and Exchange Commission
GAAP: U.S. generally accepted accounting principles	CDO: Collateralized Debt Obligation

Organization and Principles of Consolidation

Chemung Financial Corporation (the “Corporation”) is a bank holding company headquartered in Elmira, New York.  The Corporation provides a wide range of financial and fiduciary services through its wholly-owned subsidiaries, Chemung Canal Trust Company (the “Bank”), a state chartered bank, and CFS Group, Inc., a non-bank financial services company.  The Corporation and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.  The unaudited consolidated financial statements include the accounts of the Corporation, the Bank and CFS Group, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation.  These reclassifications had no impact on previously reported net income.

Basis of Presentation

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and GAAP for interim financial information.  Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes.  Primary areas involving the use of estimates and assumptions include the allowance for loan losses, other-than-temporary impairment of securities, the carrying amount of goodwill and the amortization of other intangible assets.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying unaudited consolidated financial statements.  Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year or future periods.

Subsequent Events

The Corporation has evaluated events and transactions through the time the unaudited consolidated financial statements were issued.  Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.  In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the unaudited consolidated financial statements or disclosed in the notes to the unaudited consolidated financial statements.

NOTE 2                      EARNING PER COMMON SHARE

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,655,862 and 4,642,012 weighted average shares outstanding for the three-month periods ended March 31, 2013 and 2012, respectively.  There were no dilutive common stock equivalents during the three-month periods ended March 31, 2013 or 2012.

NOTE 3                      ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the transparency of the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 became effective for the Corporation on January 1, 2013 and did not have a material impact on the Corporation’s financial statements.  The additional disclosures are included in Note 8 Accumulated Other Comprehensive Income or Loss.

NOTE 4                      SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows:

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$139,225,086	$3,294,760	$22,104	$142,497,742
Mortgage-backed securities, residential	25,488,094	1,668,233	-	27,156,327
Collateralized mortgage obligations	2,912,794	37,515	-	2,950,309
Obligations of states and political subdivisions	38,450,901	1,579,392	927	40,029,366
Corporate bonds and notes	11,409,872	201,644	-	11,611,516
SBA loan pools	1,601,918	38,541	-	1,640,459
Trust Preferred securities	2,521,276	130,561	132,200	2,519,637
Corporate stocks	734,384	6,168,863	1,969	6,901,278
Total	$222,344,325	$13,119,509	$157,200	$235,306,634

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$138,041,393	$3,549,821	$-	$141,591,214
Mortgage-backed securities, residential	29,591,883	1,923,366	-	31,515,249
Collateralized mortgage obligations	3,494,642	48,718	-	3,543,360
Obligations of states and political subdivisions	39,174,595	1,641,510	1,383	40,814,722
Corporate bonds and notes	11,412,167	239,468	-	11,651,635
SBA loan pools	1,682,736	41,404	-	1,724,140
Trust preferred securities	2,519,379	134,959	183,425	2,470,913
Corporate stocks	736,495	5,645,753	7,718	6,374,530
Total	$226,653,290	$13,224,999	$192,526	$239,685,763

Amortized cost and estimated fair value of securities held to maturity are as follows:

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$7,626,274	$679,909	$-	$8,306,183
Time deposits with other financial institutions	2,271,938	32,924	-	2,304,862
Total	9,898,212	712,833	-	10,611,045

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,748,453	$673,033	$-	$6,421,486

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately:

	March 31, 2013
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized		Fair
	Cost	Value	Cost		Value
Within One Year	$26,909,544	$27,093,364	$4,869,367		$4,943,587
After One, But Within Five Years	158,776,821	163,250,188	3,494,451		3,792,420
After Five, But Within Ten Years	5,291,745	5,817,884	1,534,394		1,875,038
After Ten Years	629,025	496,825	-		-
	191,607,135	196,658,261	9,898,212		10,611,045
Mortgage-backed securities, residential	25,488,094	27,156,327	-		-
Collateralized mortgage obligations	2,912,794	2,950,309	-			-
SBA loan pools	1,601,918	1,640,459		-		-
Total	$221,609,941	$228,405,356	$9,898,212		$10,611,045

The proceeds from sales and calls of securities resulting in gains or losses at March 31, 2013 and March 31, 2012 are listed below:
	2013	2012
Proceeds	$-	$25,679,688
Gross gains	$-	$297,169
Gross losses	$-	$-
Tax expense	$-	$115,666

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$21,733,280	$22,104	$-	$-	$21,733,280	$22,104
Obligations of states and political subdivisions	-	-	250,645	927	250,645	927
Trust preferred securities	-	-	496,825	132,200	496,825	132,200
Corporate stocks	-	-	1,669	1,969	1,669	1,969
Total temporarily impaired securities	$21,733,280	$22,104	$749,139	$135,096	$22,482,419	$157,200

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Obligations of states and political subdivisions	$-	$-	$430,166	$1,383	$430,166	$1,383
Trust preferred securities	-	-	445,600	183,425	445,600	183,425
Corporate stocks	-	-	45,912	7,718	45,912	7,718
Total temporarily impaired securities	$-	$-	$921,678	$192,526	$921,678	$192,526

Other-Than-Temporary Impairment

As of March 31, 2013, the majority of the Corporation's unrealized losses in the investment securities portfolio related to a CDO consisting of a pool of trust preferred securities. The decline in fair value on this security is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on this security.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in this security if it was sold at this time.

Our analysis of this investment includes a $629,025 amortized cost of a CDO consisting of a pool of trust preferred securities.  This security was rated high quality at inception, but at March 31, 2013 Moody's rated this security as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during each quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

Upon completion of the March 31, 2013 analysis, our model indicated no additional OTTI on this CDO.  This security remained classified as available for sale and represented $132,200 of the unrealized losses reported at March 31, 2013.  Quarterly interest payments continue to be made on this security.

When conducting the March 31, 2013 analysis, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis.  The analysis indicated no further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams.  Additionally, to estimate fair value the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the security based on current market conditions and interest rates.  Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore, the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total OTTI recognized in accumulated other comprehensive income was $85,239 and $188,878, net of tax for securities available for sale at March 31, 2013 and 2012, respectively.

The tables below present a roll forward of the cumulative credit losses recognized in earnings for the three-month periods ending March 31, 2013 and 2012:
	2013	2012
Beginning balance, January 1,	$3,506,073	$3,506,073
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, March 31,	$3,506,073	$3,506,073

NOTE 5                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:

	March 31, 2013			December 31, 2012
	Originated Loans	Acquired Loans	Total Loans	Originated Loans	Acquired Loans	Total Loans
Commercial and agricultural:
Commercial and industrial	$131,700,539	$8,546,599	$140,247,138	$121,660,755	$11,493,860	$133,154,615
Agricultural	816,452	-	816,452	696,666	-	696,666
Commercial mortgages: Construction	38,184,636	4,602,846	42,787,4822	36,893,367	6,375,936	43,269,303
Commercial mortgages	245,542,922	51,669,742	297,212,664	222,161,130	54,766,993	276,928,123
Residential mortgages	189,888,106	12,225,963	202,114,069	187,820,984	12,654,113	200,475,097
Consumer loans:
Credit cards	1,733,411	-	1,733,411	1,851,145	-	1,851,145
Home equity lines and loans	81,969,483	4,426,562	86,396,045	82,216,284	4,829,137	87,045,421
Indirect consumer loans	132,063,809	-	132,063,809	130,573,200	-	130,573,200
Direct consumer loans	17,987,749	73,800	18,061,549	19,440,549	82,822	19,523,371
Total loans, net	839,887,107	81,545,512	921,432,619	803,314,080	90,202,861	893,516,941
Interest receivable on loans	2,178,063	324,450	2,502,513	1,989,271	394,727	2,383,998
Total recorded investment in loans	$842,065,170	$81,869,962	$923,935,132	$805,303,351	$90,597,588	$895,900,939

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ending March 31, 2013 and 2012.  Loans originated by the Corporation are referred to as “Originated” loans and loans acquired in the merger with Fort Orange Financial Corp. (“FOFC”), which are referred to as “Acquired” loans.
	Three Months Ended
Originated Loans	March 31, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,592,869	$3,592,566	$1,565,571	$2,705,639	$26,146	$9,482,791
Charge Offs:	(16,612)	-	(44,360)	(196,392)	-	(257,364)
Recoveries:	142,425	8,975	-	67,719	-	219,119
Net recoveries (charge offs)	125,813	8,975	(44,360)	(128,673)	-	(38,245)
Provision	48,088	216,758	35,887	25,108	(26,146)	299,695
Ending balance	$1,766,770	$3,818,299	$1,557,098	$2,602,074	$-	$9,744,241

	Three Months Ended
Acquired Loans	March 31, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$114,727	$835,132	$-	$-	$-	$949,859
Charge Offs:	-	-	-	(972)	-	(972)
Recoveries:	-	-	-	250	-	250
Net charge-offs	-	-	-	(722)	-	(722)
Provision	111,387	19,206	-	722	-	131,315
Ending balance	$226,114	$854,338	$-	$-	$-	$1,080,452

Originated Loans	Three Months Ended March 31, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320
Charge Offs:	-	-	(14,340)	(158,319)	-	(172,659)
Recoveries:	172,603	10,235	-	61,983	-	244,821
Net charge offs	172,603	10,235	(14,340)	(96,336)	-	72,162
Provision	(179,519)	373,248	121,943	4,040	(69,712)	250,000
Ending balance	$3,136,457	$2,953,632	$1,417,252	$2,100,433	$373,708	$9,981,482

Acquired loans	Three Months Ended March 31, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$-	$-	$-	$-	$-	$-
Reclassification of acquired loan Discount	73,228	50,332	-	-	-	123,560
Charge Offs:	-	(49,057)	-	-	-	(49,057)
Recoveries:	-	-	-	-	-	-
Net charge offs	-	(49,057)	-	-	-	(49,057)
Provision	151,708	75,597	-	-	-	227,305
Ending balance	$224,936	$76,872	$-	$-	$-	$301,808

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012:

	March 31, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$168,383	$88,327	$-	$19,167	$-	$275,877
Collectively evaluated for impairment	1,598,387	3,729,972	1,557,098	2,582,907	-	9,468,364
Acquired	226,114	854,338	-	-	-	1,080,452
Total ending allowance balance	$1,992,884	$4,672,637	$1,557,098	$2,602,074	$-	$10,824,693

	December 31, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$133,437	$59,201	$-	$-	$-	$192,638
Collectively evaluated for impairment	1,459,432	3,533,365	1,565,571	2,705,639	26,146	9,290,153
Acquired	114,727	835,132	-	-	-	949,859
Total ending allowance balance	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650

	March 31, 2013
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Originated loans individually evaluated for impairment	$1,858,702	$7,121,372	$128,348	$118,837	$9,227,259
Acquired loans individually evaluated for impairment	73,257	3,716,618	-	-	3,789,875
Originated loans collectively evaluated for impairment	131,021,951	277,358,620	190,187,599	234,269,741	832,837,911
Acquired loans collectively evaluated for impairment	7,443,334	44,472,388	12,068,746	4,515,625	68,500,093
Acquired loans with deteriorated credit quality	1,057,510	8,273,955	248,529	-	9,579,994
Total ending loans balance	$141,454,754	$340,942,953	$202,633,222	$238,904,203	$923,935,132

	December 31, 2012
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Originated loans individually evaluated for impairment	$1,831,095	$5,715,324	$131,909	$-	$7,678,328
Acquired loans individually evaluated for impairment	76,300	4,904,950	-	-	4,981,250
Originated loans collectively evaluated for impairment	120,828,451	253,918,786	188,117,526	234,760,260	797,625,023
Acquired loans collectively evaluated for impairment	10,331,884	48,088,509	12,505,074	4,929,195	75,854,662
Acquired loans with deteriorated credit quality	1,126,692	8,390,716	244,268	-	9,761,676
Total ending loans balance	$134,194,422	$321,018,285	$200,998,777	$239,689,455	$895,900,939

The following tables present originated loans individually evaluated for impairment recognized by class of loans as of March 31, 2013 and December 31, 2012, the average recorded investment and interest income recognized by class of loans as of the three-month periods ending March 31, 2013 and 2012:

	March 31, 2013			December 31, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial & industrial	$2,050,222	$1,453,334	$-	$2,059,027	$1,462,157	$-
Commercial mortgages:
Construction	686,918	685,752	-	261,102	261,903	-
Other	6,659,845	6,076,523	-	5,678,565	5,090,399	-
Residential mortgages	128,348	128,348	-	131,909	131,909	-
Consumer loans:
Home equity lines & loans	44,694	45,540	-	-	-	-
With an allowance recorded:
Commercial and agricultural:
Commercial & industrial	405,827	405,368	168,383	446,330	445,238	133,437
Commercial mortgages:
Construction	-	-	-	-	-	-
Other	358,902	359,097	88,327	364,423	363,022	59,201
Consumer loans:
Home equity lines & loans	57,876	58,047	4,020	-	-	-
Other	15,147	15,250	15,147	-	-	-
Total	$10,407,779	$9,227,259	$275,877	$8,863,964	$7,678,328	$192,638

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial & industrial	$1,457,745	$17,153	$1,510,362	$-
Commercial mortgages:
Construction	473,827	-	10,454	-
Other	5,583,461	52,542	783,410	-
Residential mortgages	130,128	-	161,034	-
Consumer loans:
Home equity lines & loans	22,770	252	29,784	1,166
With an allowance recorded:
Commercial and agricultural:
Commercial & industrial	387,153	-	2,362,453	-
Commercial mortgages:
Construction	-	-	8,295	-
Other	361,059	-	2,595,105	-
Consumer loans:			-	-
Home equity lines & loans	29,023	166	-	-
Other	7,625	-	-	-
Total	$8,452,791	$70,113	$7,460,897	$1,166
(1)	Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non- accrual and loans past due over 90 days still on accrual by class of loans as of the periods ending March 31, 2013 and December 31, 2012.  This table includes acquired loans except for those loans with evidence of credit deterioration at the time of the FOFC merger:

	March 31, 2013		December 31, 2012
	Non-Accrual	Loans Past Due Over 90 Days Still Accruing	Non-Accrual	Loans Past Due Over 90 Days Still Accruing
Commercial and agricultural:
Commercial & industrial	$633,595	$1,805	$666,912	$-
Commercial mortgages:
Construction	974,349	3,208,674	434,338	4,481,067
Other	1,759,626	-	1,581,643	-
Residential mortgages	2,993,186	-	2,423,024	-
Consumer loans:
Credit cards	-	8,216	-	3,307
Home equity lines & loans	576,656	-	571,365	-
Indirect consumer loans	298,930	-	335,285	-
Other direct consumer loans	46,104	-	19,338	-
Total	$7,282,446	$3,218,695	$6,031,905	$4,484,374

The following tables present the aging of the recorded investment in loans past due (including non-accrual loans) by class of loans as of March 31, 2013 and December 31, 2012 and by Originated loans and Acquired loans:

	March 31, 2013
Originated Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial & industrial	$45,686	$-	$156,774	$202,460	$-	$131,859,479	$132,061,939
Agricultural	-	-	-	-	-	818,714	818,714
Commercial mortgages:
Construction	327,065	1,439,960	434,338	2,201,363	-	36,114,635	38,315,998
Other	134,887	-	448,439	583,326	-	245,580,668	246,163,994
Residential mortgages	1,535,821	46,469	602,604	2,184,894	-	188,131,053	190,315,947
Consumer loans:
Credit cards	13,623	5,976	8,216	27,815	-	1,705,596	1,733,411
Home equity lines & loans	211,946	-	256,654	468,600	-	81,718,039	82,186,639
Indirect consumer loans	656,957	152,053	203,721	1,012,731	-	131,409,349	132,422,080
Other direct consumer loans	38,811	8,093	36,904	83,808	-	17,962,640	18,046,448
Total	$2,964,796	$1,652,551	$2,147,650	$6,764,997	$-	$835,300,173	$842,065,170

	March 31, 2013
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial & industrial	$335,355	$-	$73,257	$408,612	$1,057,510	$7,107,979	$8,574,101
Commercial mortgages:
Construction	-	-	3,497,271	3,497,271	1,092,861	-	4,590,132
Other	698,182	-	219,348	917,530	7,181,094	43,774,205	51,872,829
Residential mortgages	532,408	313,692	199,245	1,045,345	248,529	11,023,401	12,317,275
Consumer loans:
Home equity lines & loans	6,980	-	-	6,980	-	4,434,395	4,441,375
Other direct consumer loans	-	-	-	-	-	74,250	74,250
Total	$1,572,925	$313,692	$3,989,121	$5,875,738	$9,579,994	$66,414,230	$81,869,962

	December 31, 2012
Originated Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial & industrial	$157,903	$-	$154,969	$312,872	$-	$121,648,222	$121,961,094
Agricultural	-	-	-	-	-	698,452	698,452
Commercial mortgages:
Construction	-	-	10,454	10,454	-	36,988,238	36,998,692
Other	84,573	42,418	272,403	399,394	-	222,236,024	222,635.418
Residential mortgages	2,347,927	707,386	536,169	3,591,482	-	184,657,953	188,249,435
Consumer loans:
Credit cards	5,947	5,074	3,307	14,328	-	1,836,817	1,851,145
Home equity lines & loans	200,640	102,028	297,657	600,325	-	81,823,908	82,424,233
Indirect consumer loans	798,155	79,268	267,864	1,145,287	-	129,832,488	130,977,775
Other direct consumer loans	48,306	25,556	12,351	86,213	-	19,420,894	19,507,107
Total	$3,643,451	$961,730	$1,555,174	$6,160,355	$-	$799,142,996	$805,303,351

	December 31, 2012
Acquired Loans:	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Acquired with deteriorated credit quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial & industrial	$100,399	$-	$242,927	$343,326	$1,126,692	$10,064,858	$11,534,876
Commercial mortgages:
Construction	-	294,565	4,904,950	5,199,515	1,182,020	-	6,381,535
Other	1,046,302	647,701	-	1,694,003	7,208,696	46,099,941	55,002,640
Residential mortgages	1,348,203	329,502	467,748	2,145,453	244,268	10,359,621	12,749,342
Consumer loans:
Home equity lines & loans	-	-	-	-	-	4,845,652	4,845,652
Other direct consumer loans	-	-	-	-	-	83,543	83,543
Total	$2,494,904	$1,271,768	$5,615,625	$9,382,297	$9,761,676	$71,453,615	$90,597,588

Troubled Debt Restructurings:

As of March 31, 2013 and December 31, 2012, the Corporation has a recorded investment in troubled debt restructurings of $7,249,008 and $5,728,610, respectively.  There were specific reserves of $172,403 allocated for troubled debt restructurings at March 31, 2013 and no specific reserves allocated at December 31, 2012.  As of March 31, 2013, troubled debt restructurings totaling $6,297,292 were accruing interest under the modified terms and $951,716 were on non-accrual status.  As of December 31, 2012, troubled debt restructurings totaling $5,363,712 were accruing interest under the modified terms and $364,898 were on non-accrual status.  The Corporation has committed to lend additional amounts totaling up to $72,000 and $130,000 as of March 31, 2013 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than 3 months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013 and March 31, 2012:
March 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial & industrial	2	$431,293	$431,293
Consumer loans:
Home equity lines & loans	2	103,587	103,587
Total	4	$534,880	$534,880
March 31,2012
Troubled debt restructurings:
Consumer loans:
Home equity lines & loans	1	58,823	58,823
Total	1	$58,823	$58,823

The troubled debt restructurings described above increased the allowance for loan losses by $38,260 and resulted in no charge offs during the three months ending March 31, 2013.  The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in no charge offs during the three months ending March 31, 2012.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the three months ending March 31, 2013 or March 31, 2012, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Based on the analyses performed as of March 31, 2013 and December 31, 2012, the risk category of the recorded investment of loans by class of loans is as follows:

	March 31, 2013
Originated Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial & industrial	$-	$119,188,696	$7,936,351	$4,523,351	$413,097
Agricultural	-	818,714	-	-	-
Commercial mortgages:
Construction	-	35,529,324	1,629,655	1,157,019	-
Other	-	223,161,425	13,586,936	9,415,633	-
Residential mortgages	187,572,423	-	-	2,743,524
Consumer loans:
Credit cards	1,733,411	-	-	-	-
Home equity lines & loans	81,509,198	-	-	677,441	-
Indirect consumer loans	132,135,256	-	-	286,824	-
Other direct consumer loans	17,992,755	-	-	53,693	-
Total	$420,943,043	$378,698,159	$23,153,386	$18,857,485	$413,097

	March 31, 2013
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial, and agricultural:
Commercial & industrial	$-	$6,823,714	$1,057,510	$432,320	$187,300	$73,257
Commercial mortgages:
Construction	-	-	1,092,861	3,208,674	288,597	-
Other	-	41,839,853	7,181,094	2,632,534	219,348	-
Residential mortgages	11,819,084	-	248,529	-	249,662	-
Consumer loans:
Home equity lines & loans	4,415,413	-	-	-	25,962	-
Other direct consumer loans	74,250	-	-	-	-	-
Total	$16,308,747	$48,663,567	$9,579,994	$6,273,528	$970,869	$73,257

	December 31, 2012
Originated Loans:	Not Rated	Pass	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial & industrial	$-	$111,131,147	$7,805,458	$2,606,529	$417,960
Agricultural	-	698,452	-	-	-
Commercial mortgages:
Construction	-	34,588,347	1,671,195	739,150	-
Other	-	202,157,249	10,651,788	9,826,381	-
Residential mortgages	186,084,001	-	-	2,165,434	-
Consumer loans:
Credit cards	1,851,145	-	-	-	-
Home equity lines & loans	81,796,116	-	-	628,117	-
Indirect consumer loans	130,642,490	-	-	335,285	-
Other direct consumer loans	19,487,769	-	-	19,338	-
Total	$419,861,521	$348,575,195	$20,128,441	$16,320,234	$417,960

	December 31, 2012
Acquired Loans:	Not Rated	Pass	Loans Acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial & industrial	$-	$10,129,340	$1,126,692	$202,544	$-	$76,300
Commercial mortgages:
Construction	-	294,565	1,182,020	3,482,723	1,422,227	-
Other	-	46,471,016	7,208,696	1,322,928	-	-
Residential mortgages	12,252,640	-	244,268	-	252,434	-
Consumer loans
Home equity lines & loans	4,819,276	-	-	-	26,376	-
Other direct consumer loans	83,543	-	-	-	-	-
Total	$17,155,459	$56,894,921	$9,761,676	$5,008,195	$1,701,037	$76,300

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2013 and December 31, 2012:

	March 31, 2013
		Consumer Loans
Originated Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$187,572,423	$1,725,195	$81,635,945	$132,123,150	$18,000,344
Non-Performing	2,743,524	8,216	550,694	298,930	46,104
Total	$190,315,947	$1,733,411	$82,186,639	$132,422,080	$18,046,448

Acquired Loans:
Performing	$12,067,613	-	$4,415,413	$-	$74,250
Non-Performing	249,662	-	25,962	-	-
Total	$12,317,275	$-	$4,441,375	$-	$74,250

	December 31, 2012
		Consumer Loans
Originated Loans:	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$186,078,845	$1,847,838	$81,879,244	$130,642,490	$19,487,769
Non-Performing	2,170,590	3,307	544,989	335,285	19,338
	$188,249,435	$1,851,145	$82,424,233	$130,977,775	$19,507,107

Acquired Loans:
Performing	$12,496,908	$-	$4,819,276	$-	$83,543
Non-Performing	252,434	-	26,376	-	-
Total	$12,749,342	$-	$4,845,652	$-	$83,543

At the time of the merger with FOFC, the Corporation identified certain loans with evidence of deteriorated credit quality, and the probability that the Corporation would be unable to collect all contractually required payments from the borrower.  These loans are called PCI loans and included in Acquired loans.  The Corporation adjusted its estimates of future expected losses, cash flows, and renewal assumptions on the PCI loans during the current year.  These adjustments were made for changes in expected cash flows due to loans refinanced beyond original maturity dates, impairments recognized subsequent to the acquisition, advances made for taxes or insurance to protect collateral held and payments received in excess of amounts originally expected.

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2013 to March 31, 2013:

	Balance at December 31, 2012	Income Accretion	All Other Adjustments	Balance at March 31, 2013
Contractually required principal and interest	$16,896,078	$-	$(1,640,666)	$15,255,412
Contractual cash flows not expected to be collected (nonaccretable discount)	(4,605,358)	-	1,306,583	(3,298,775)
Cash flows expected to be collected	12,290,720	-	(334,083)	11,956,637
Interest component of expected cash flows (accretable yield)	(2,529,044)	493,820	(341,419)	(2,376,643)
Fair value of loans acquired with deteriorating credit quality	$9,761,676	$493,820	$(675,502)	$9,579,994

NOTE 6                      FAIR VALUE

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

The Corporation utilizes an external model for pricing these securities. This is the same model used in determining OTTI as further described in Note 4.  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Discount rates were utilized along with the cash flow projections in order to calculate an appropriate fair value.  These discount rates were calculated based on industry index rates and adjusted for various credit and liquidity factors.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at March 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$142,497,742	$27,545,000	$114,952,742	$-
Mortgage-backed securities, residential	27,156,327	-	27,156,327	-
Obligations of states and political subdivisions	40,029,366	-	40,029,366	-
Collateralized mortgage obligations	2,950,309	-	2,950,309	-
Corporate bonds and notes	11,611,516	-	11,611,516	-
SBA loan pools	1,640,459	-	1,640,459	-
Trust Preferred securities	2,519,637	-	2,022,812	496,825
Corporate stocks	6,901,278	6,245,611	655,667	-
Total available for sale securities	$235,306,634	$33,790,611	$201,019,198	$496,825

Trading assets	$384,051	$384,051	$-	$-

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$141,591,214	$37,698,000	$103,893,214	$-
Mortgage-backed securities, residential	31,515,249	-	31,515,249	-
Obligations of states and political subdivisions	40,814,722	-	40,814,722	-
Collateralized mortgage obligations	3,543,360	-	3,543,360	-
Corporate bonds and notes	11,651,635	-	11,651,635	-
SBA loan pools	1,724,140	-	1,724,140	-
Trust Preferred securities	2,470,913	-	2,025,313	445,600
Corporate stocks	6,374,530	5,720,533	653,997	-
Total available for sale securities	$239,685,763	$43,418,533	$195,821,630	$445,600

Trading assets	$348,241	$348,241	$-	$-

There were no transfers between Level 1 and Level 2 during the three-month period ending March 31, 2013 or the year ending December, 31, 2012.

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

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ending March 31, 2013 and 2012:

	Fair Value Measurement for Three-Months Ended March 31, 2013 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Three-Months Ended March 31, 2012 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance	$445,600	$294,910
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	-
Included in other comprehensive income	51,225	51,300
Transfers in and/or out of Level 3	-	-
Ending balance March 31	$496,825	$346,210

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at March 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial &industrial	$237,444	$-	$-	$237,444
Commercial mortgages:		-	-
Other	270,575	-	-	270,575
Consumer loans:
Home equity lines & loans	53,856	-	-	53,856
Total Impaired Loans	$561,875	$-	$-	$561,875

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Other	257,702	-	-	257,702
Residential mortgages	201,679	-	-	201,679
Consumer loans:
Home equity lines & loans	4,000	-	-	4,000
Total Other real estate owned, net	$564,581	$-	$-	$564,581

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial & industrial	$235,501	$-	$-	$235,501
Commercial mortgages:		-	-
Other	305,222	-	-	305,222
Total Impaired Loans	$540,723	$-	$-	$540,723

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Other	257,702	-	-	257,702
Residential mortgages	201,679	-	-	201,679
Consumer loans:
Home equity lines & loans	4,000	-	-	4,000
Total Other real estate owned, net	$564,581	$-	$-	$564,581

The following table presents information related to Level 3 non-recurring fair value measurement at March 31, 2013 and December 31, 2012:
Description	Fair Value at March 31, 2013	Technique	Unobservable Inputs
Impaired loans	$561,875	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$564,581	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2012	Technique	Unobservable Inputs
Impaired loans	$540,723	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$564,581	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $837,752 with a valuation allowance of $275,877 as of March 31,2013, resulting in $83,239 of additional provision for loan losses for the three-month period ended March 31, 2013.  Impaired loans had a principal balance of $733,361, with a valuation allowance of $192,638 as of December 31, 2012, resulting in no additional provision for loan losses for the year ending December 31, 2012.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $564,581 at March 31, 2013.  The net carrying amount reflects the outstanding balance of $756,948 net of a valuation allowance of $192,367 at March 31, 2013. There were no write downs for the three-month period ending March 31, 2013.  OREO had a net carrying amount of $564,581 at December 31, 2012.  The net carrying amount reflects the outstanding balance of $756,948 net of a valuation allowance of $192,367 at December 31, 2012, which resulted in write downs of $116,840 for the year ending December 31, 2012.

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2013 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial Institutions	$27,757	$27,757	$-	$-	$27,757
Interest-bearing deposits in other financial institutions	18,380	18,380	-	-	18,380
Trading assets	384	384	-	-	384
Securities available for sale	235,307	33,791	201,019	497	235,307
Securities held to maturity	9,898	-	10,611	-	10,611
Federal Home Loan and Federal Reserve Bank stock	4,607	-	-	-	N/A
Net loans	910,608	-	-	942,247	942,247
Loans held for sale	786	-	786	-	786
Accrued interest receivable	4,530	328	1,724	2,478	4,530

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	845,008	845,008	-	-	845,008
Time deposits	232,091	-	233,391	-	233,391
Securities sold under agreements to repurchase	31,427	-	33,780	-	33,780
Federal Home Loan Bank advances	27,158	-	29,440	-	29,440
Accrued interest payable	389	16	206	167	389

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	Fair Value Measurements at December 31, 2012
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,239	$29,239	$-	$-	$29,239
Interest-bearing deposits in other financial institutions	11,002	8,645	2,357	-	11,002
Trading assets	348	348	-	-	348
Securities available for sale	239,686	43,419	195,822	445	239,686
Securities held to maturity	5,748	-	6,421	-	6,421
Federal Home Loan and Federal Reserve Bank stock	4,710	-	-	-	N/A
Net loans	883,084	-	-	916,289	916,289
Loans held for sale	1,057	-	1,057	-	1,057
Accrued interest receivable	3,788	175	1,257	2,356	3,788
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$808,044	$808,044	$-	$-	$808,044
Time deposits	236,690	-	238,245	-	238,245
Securities sold under agreements to repurchase	32,711	-	35,260	-	35,260
Federal Home Loan Bank advances	27,225	-	29,688	-	29,688
Accrued interest payable	453	12	279	162	453
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

The methods and assumptions used to estimate fair value are described as follows:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in 90 days or less, the carrying value approximates fair value of which non interest-bearing deposits are classified as Level 1 and interest-bearing deposits with the Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank of New York (“FRB”) are classified as Level 1.

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

NOTE 7                      GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ending March 31, 2013 and 2012 were as follows:

	2013	2012
Beginning of year	$21,824,443	$21,983,617
Acquired goodwill	-
Adjustment of Acquired goodwill (1)	-	(159,174)
March 31,	$21,824,443	$21,824,443

(1) Adjustment related to Fort Orange Financial Corp. acquisition.

Acquired intangible assets were as follows at March 31, 2013 and December 31, 2012:

	At March 31, 2013		At December 31, 2012
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$1,934,940	$3,819,798	$1,796,853
Other customer relationship intangibles	6,063,423	3,039,062	6,063,423	2,942,548
Total	$9,883,221	$4,974,002	$9,883,221	$4,739,401

Aggregate amortization expense was $234,601 and $284,140 for the three-month periods ended March 31, 2013 and 2012, respectively.

The remaining estimated aggregate amortization expense at March 31, 2013 is listed below:

Year	Estimated Expense
2013	$641,923
2014	777,801
2015	681,176
2016	607,713
2017	557,893
2018 and thereafter	1,642,713
Total	$4,909,219

NOTE 8                      ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated:

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2012	$8,022,790	$(10,829,719)	$(2,806,929)
Other comprehensive income before reclassification	(43,193)	-	(43,193)
Amounts reclassified from accumulated other comprehensive income	-	226,924	226,924
Net current period other comprehensive income	(43,193)	226,924	183,731
Balance at March 31, 2013	$7,979,597	$(10,602,795)	$(2,623,198)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2011	$7,987,055	$(9,428,433)	$(1,441,378)
Other comprehensive income before reclassification	284,463	-	284,463
Amounts reclassified from accumulated other comprehensive income	(182,937)	193,768	10,831
Net current period other comprehensive income	101,526	193,768	295,924
Balance at March 31, 2012	$8,088,581	$(9,234,665)	$(1,146,084)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,			Affected Line Item in the Statement Where Net Income is Presented
		2013	2012
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale		$-	$297,169	Net gains on securities transactions
Income tax expense		-	114,232	Income tax expense
Net of tax		-	182,937
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)		20,786	20,786	Pension and other employee benefits
Actuarial losses (a)		(389,409)	(335,548)	Pension and other employee benefits
Income tax benefit		141,699	120,994	Income tax expense
Net of tax		(226,924)	(193,798)
Total reclassification for the period, net of tax	$	$(226,924)	$(10,831)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 10 for additional information).

NOTE 9                      COMMITMENTS AND CONTINGENCIES

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

The Bank is a party in two legal proceedings involving its Wealth Management Group Services. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate’s Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts’ investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee’s commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate’s Court and are now in the discovery phase. While the outcome of litigation is not predictable the Bank believes that the claims are without merit and is vigorously defending them.  As of March 31, 2013, no amount has been accrued for potential losses related to these proceedings as a potential loss is not considered probable or reasonably estimable in the opinion of management.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10      COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

	Three Months Ended
	March 31,
	2013	2012
Qualified Pension
Service cost, benefits earned during the period	$349,404	$323,351
Interest cost on projected benefit obligation	408,621	406,110
Expected return on plan assets	(727,172)	(663,493)
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	3,464	3,464
Amortization of unrecognized net loss	379,990	330,568
Net periodic pension expense	$414,307	$400,000

Supplemental Pension
Service cost, benefits earned during the period	$9,618	$8,692
Interest cost on projected benefit obligation	11,513	12,773
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized net loss	8,244	4,980
Net periodic supplemental pension expense	$29,375	$26,445

Postretirement, Medical and Life
Service cost, benefits earned during the period	$11,002	$8,750
Interest cost on projected benefit obligation	14,573	18,000
Expected return on plan assets	-	-
Amortization of unrecognized prior service benefit	(24,250)	(24,250)
Amortization of unrecognized net loss	1,175	-
Net periodic postretirement, medical and life expense	$2,500	$2,500

NOTE 11                      SEGMENT REPORTING

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

Three Months Ended March 31, 2013	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$11,715,328	$-	$1,639	$11,716,967
Provision for loan losses	431,010	-	-	431,010
Net interest income after provision for loan losses	11,284,318	-	1,639	11,285,957
Other operating income	1,994,572	1,750,178	276,827	4,021,577
Other operating expenses	9,938,054	1,526,556	260,147	11,724,757
Income before income tax expense	3,340,836	223,622	18,319	3,582,777
Income tax expense	1,077,515	85,960	7,534	1,171,009
Segment net income	$2,263,321	$137,662	$10,785	$2,411,768

Segment assets	$1,272,340,074	$5,117,704	$2,514,014	$1,279,971,792

Three Months Ended March 31, 2012	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$12,027,531	$-	$3,676	$12,031,207
Provision for loan losses	477,305	-	-	477,305
Net interest income after provision for loan losses	11,550,226	-	3,676	11,553,902
Other operating income	3,070,033	1,775,576	44,789	4,890,398
Other operating expenses	9,313,097	1,435,036	183,088	10,931,221
Income (loss) before income tax expense	5,307,162	340,540	(134,623)	5,513,079
Income tax expense (benefit)	1,837,871	130,904	(70,229)	1,898,546
Segment net income (loss)	$3,469,291	$209,636	$(64,394)	$3,614,533

Segment assets	$1,245,867,473	$5,687,189	$2,940,284	$1,254,494,946

NOTE 12                      STOCK BASED COMPENSATION

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

During January 2013 and 2012, 7,969 and 10,238 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $135,375 and $54,388 related to this compensation was recognized during the period ending March 31, 2013 and March 31, 2012, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity from December 31, 2012 to March 31, 2013 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2012	20,009	$23.84
Granted	-	-
Vested	1,794	22.33
Forfeited or Cancelled	-	-
Nonvested at March 31, 2013	18,215	$23.98

As of March 31, 2013, there was $404,518 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.13 years.  The total fair value of shares vested during the three months ended March 31, 2013 was $53,838.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this review is to focus on information about the financial condition and results of operations of Chemung Financial Corporation (the “Corporation”) for the three month periods ended March 31, 2013 and 2012.  The following discussion and unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2012 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2013.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

To assist the reader, the Corporation has provided the following list of commonly used acronyms and abbreviations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CDO: Collateralized Debt Obligation	OTTI: Other-than-temporary Impairment
FASB: Financial Accounting Standards Board	PCI: Purchased Credit Impaired
FDIC: Federal Deposit Insurance Corporation	SEC: Securities and Exchange Commission
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructurings
GAAP: U.S. generally accepted accounting principles

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding, among other things, the Corporation's expected financial condition and results of operations, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements.  These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect,"

or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in general business and economic trends.  Information concerning these and other factors can be found in the Corporation’s periodic filings with the Securities and Exchange Commission, including in our 2012 Annual Report on Form 10-K.  These filings are available publicly on the SEC's website at http://www.sec.gov, on the Corporation's website at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746.  Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Critical accounting policies include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions.  The Corporation prepares its financial statements in conformity with GAAP.  As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  Actual results could be different from these estimates.

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

Management also considers the accounting policy relating to OTTI of investment securities to be a critical accounting policy.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Corporation's financial statements could vary if management's conclusions were to change as to whether other-than-temporary impairment exists.  The Corporation assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through a charge to earnings.  For those securities that do not meet the aforementioned criteria, such as those that management has determined to be other-than-temporarily impaired, the amount of impairment charged to earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  The Corporation uses an OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.

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

Financial Condition

Summary

Assets totaled $1.280 billion at March 31, 2013 compared with $1.248 at December 31, 2012, an increase of $31.8 million, or 2.5%.  The growth was primarily due to increases of $27.9 million, or 3.1%, in total portfolio loans and $5.9 million in cash and cash equivalents.  The increase in portfolio loans was due to strong growth of $27.0 million in commercial loans.

Total liabilities totaled $1.147 billion at March 31, 2013 compared with $1.117 billion at December 31, 2012, an increase of $30.0 million, or 2.7%.  The increase was primarily due to an increase of $32.4 million in deposits, partially offset by a decrease of $1.3 million in borrowings.

Total equity was $132.9 million at March 31, 2013 compared with $131.1 million at December 31, 2012.  The increase was primarily due to net income of $2.4 million for the three months ended March 31, 2013, partially offset by dividends declared of $1.2 million.  The total equity to total assets ratio was 10.38% at March 31, 2013 compared with 10.50% at December 31, 2012.  The tangible equity to tangible assets ratio was 8.47% at March 31, 2013 compared with 8.53% at December 31, 2012.

The market value of total assets under management or administration in the Corporation’s Wealth Management Group was $1.833 billion at March 31, 2013 compared with $1.735 billion at December 31, 2012.

Cash and Cash Equivalents

Total cash and cash equivalents increased $5.9 million since December 31, 2012, primarily due to a $7.4 million increase in interest-bearing deposits in other financial institutions, partially offset by a $1.5 million decrease in cash and due from financial institutions.  The increase in interest-bearing deposits in other financial institutions was a result of the significant increase in deposits.  The Corporation continues to evaluate alternative investment of these funds with caution, given the low interest rate environment and the inherent interest rate risk associated with longer term securities portfolio investments.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized as follows (in thousands of dollars):

	March 31, 2013			December 31, 2012
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$139,225	$142,498	$3,273	$138,041	$141,591	$3,550
Mortgage-backed securities, residential	25,488	27,156	1,668	29,592	31,515	1,923
Collateralized mortgage obligations	2,913	2,950	37	3,495	3,543	48
Obligations of states and political Subdivisions	38,451	40,029	1,578	39,175	40,815	1,640
Corporate bonds and notes	11,410	11,612	202	11,412	11,652	240
SBA loan pools	1,602	1,641	39	1,683	1,724	41
Trust preferred securities	2,521	2,520	(1)	2,519	2,471	(48)
Corporate stocks	734	6,901	6,167	736	6,375	5,639
Totals	$222,344	$235,307	$12,963	$226,653	$239,686	$13,033

The available for sale segment of the securities portfolio totaled $235.3 million at March 31, 2013, a decrease of $4.4 million, or 1.8%, from $239.7 million at December 31, 2012.  The decrease resulted primarily from sales and calls of $10.5 million, and maturities and principal collected of $20.4 million.  These items were partially offset by purchases of $27.1 million.  The decrease in securities available for sale was used to help fund the increase in portfolio loans.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $9.9 million at March 31, 2013, an increase of $4.1 million due primarily to the purchase of securities, from December 31, 2012.

Loans

The composition of the loan portfolio, net of deferred origination fees and costs, and unearned income is summarized as follows (in thousands of dollars):

	March 31, 2013	December 31, 2012
Commercial and agricultural	$141,063	$133,851
Commercial mortgages	340,000	320,198
Residential mortgages	202,114	200,475
Indirect consumer loans	132,064	130,573
Direct and other consumer loans	106,192	108,420
Total loans, net	$921,433	$893,517

Portfolio loans totaled $921.4 million at March 31, 2013, an increase of $27.9 million, or 3.1%, from $893.5 million at December 31, 2012.  The increase in portfolio loans was due to strong growth of $27.0 million, or 5.9%, in commercial loans.  The growth in commercial loans was primarily due to an increase in commercial mortgages in the Albany, New York region, of the Corporation’s Capital Bank division.

Residential mortgage loans totaled $202.1 million at March 31, 2013, an increase of $1.6 million, or 0.8%, from December 31, 2012.  In addition, during the three months ended March 31, 2013, $3.3 million of newly originated residential mortgages were sold in the secondary market to Federal Home Loan Mortgage Corporation, with an additional $0.3 million originated and sold to the State of New York Mortgage Agency.  During the twelve months ended December 31, 2012, $15.8 million of residential mortgages were sold in the secondary market.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands of dollars):

	March 31, 2013	December 31, 2012
Non-accrual loans	$6,331	$5,667
Non-accrual troubled debt restructurings	952	365
Accruing troubled debt restructurings	6,297	5,364
Accruing loans past due 90 days or more	3,218	4,484
Total non-performing loans	$16,798	$15,880
Other real estate owned	565	565
Total non-performing assets	$17,363	$16,445

Ratio of non-performing loans to total loans	1.82%	1.78%
Ratio of adjusted non-performing loans to total loans (1)	0.79%	0.68%

Ratio of non-performing assets to total assets	1.36%	1.32%
Ratio of adjusted non-performing assets to total assets (2)	0.61%	0.53%

Ratio of allowance for loan losses to adjusted non-performing loans	148.63%	172.96%

(1) Adjusted non-performing loans include total non-performing loans less accruing troubled debt restructurings and accruing loans past due 90 days or more.
(2) Adjusted non-performing assets include total non-performing assets less accruing troubled debt restructurings and accruing loans past due 90 days or more.

Non-Performing Loans

The recorded investment in non-performing loans at March 31, 2013 totaled $16.8 million compared to $15.9 million at December 31, 2012, an increase of $0.9 million.  The increase in non-performing loans was due to increases of $0.7 million in non-accrual loans, $0.6 million in non-accrual troubled debt restructurings and $0.9 million in accruing troubled debt restructurings.  These items were partially offset by a decrease of $1.3 million in accruing loans past due 90 days or more.  The increase in non-accrual loans was primarily due to increases in non-accrual loans in the commercial construction and residential mortgage segments of the loan portfolio.  The decrease in accruing loans past due 90 days or more was primarily due to the payoff of two commercial loans.

The recorded investment in accruing loans past due 90 days or more totaled $3.2 million at March 31, 2013 compared with $4.5 million at December 31, 2012.  The decrease was primarily due to a $1.3 million reduction in acquired construction loans not considered by management to be PCI loans, which for a variety of reasons are 90 days or more past their stated maturity dates.  These loans totaled $3.2 million at March 31, 2013.  However, the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

Not included in non-performing loans at March 31, 2013 are $9.6 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in “Note 5 Loans and Allowance for Loan Losses” to the unaudited interim financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of March 31, 2013, the Corporation had $1.0 million of non-accrual TDRs compared with $0.4 million as of December 31, 2012.  As of March 31, 2013, the Corporation had $6.3 million of accruing TDRs compared with $5.4 million as of December 31, 2012.  The increase in total TDRs was primarily due to restructuring the loans of two commercial borrowers that recently experienced financial difficulties.

Impaired Loans

Impaired loans at March 31, 2013 totaled $13.0 million, including performing TDRs of $6.3 million, compared to $12.7 million, including performing TDRs of $5.4 million, at December 31, 2012.  The increase of $0.3 million resulted from increases of $0.2 million in commercial mortgages and $0.1 million in consumer loans.  Included in the impaired loan total at March 31, 2013 are loans totaling $0.8 million for which impairment allowances of $0.3 million have been specifically allocated to the allowance for loan losses.  Included in the impaired loan total at December 31, 2012, are loans totaling $0.7 million for which impairment allowances of $0.2 million have been specifically allocated to the allowance for loan losses.  Not included in the impaired loan totals are acquired loans identified as PCI loans.

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

The allowance for loan losses was $10.8 million at March 31, 2013, up from $10.4 million at December 31, 2012.  The ratio of allowance for loan losses to total loans was 1.17% at March 31, 2013, level with December 31, 2012.  The increase in the allowance for loan losses was due principally to loan portfolio growth and allowances for this growth after consideration of the factors discussed above.

At March 31, 2013, the Corporation’s allowance for loan losses on originated loans (which are defined as total loans excluding acquired loans) totaled $9.7 million, resulting in a ratio of the allowance for loan losses on originated loans to originated loans of 1.16% compared with 1.18% at December 31, 2012.  The allowance for loan losses on originated loans at March 31, 2013, represents an amount that management believes is adequate to absorb probable incurred loan losses on the Corporation’s originated loan portfolio.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 (in thousands of dollars, except ratio data):

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$10,433	$9,659
Reclassification of acquired loan discount	-	124
Charge-offs:
Commercial and agricultural	17	-
Commercial mortgages	-	49
Residential mortgages	44	15
Consumer loans	197	158
Total charge-offs	258	222
Recoveries:
Commercial and agricultural	142	173
Commercial mortgages	9	10
Residential mortgages	-	-
Consumer loans	68	62
Total recoveries	219	245
Net charge-offs (recoveries)	39	(23)
Provision charged to operations	431	477
Balance at end of period	$10,825	$10,283

Ratio of net charge-offs (recoveries) to average loans outstanding	0.02%	(0.01)%
Ratio of allowance for loan losses to total loans outstanding	1.17%	1.28%

Deposits

A summary of deposits at March 31, 2013 and December 31, 2012 is as follows (in thousands of dollars):

	March 31, 2013	December 31, 2012	Dollar Change	Percent Change
Non-interest-bearing demand deposits	$296,361	$300,610	$(4,249)	-1.4%
Interest-bearing demand deposits	102,201	90,730	11,471	12.6%
Insured money market accounts	265,025	243,115	21,910	9.0%
Savings deposits	181,421	173,589	7,832	4.5%
Time deposits	232,091	236,690	(4,599)	-1.9%
Total	$1,077,099	$1,044,734	$32,365	3.1%

The growth in deposits is a result of the Corporation’s deposit strategy, which is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts.  A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank.  These customers will typically turn to their primary bank first when in need of other financial services.  Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) link business and consumer loans to primary checking account at the Bank, (v) aggressively promote direct deposit of client’s payroll checks or benefit checks and (vi) constantly monitor the Corporation’s pricing strategies to ensure competitive products and services.

Sorted by public, commercial and consumer sources, the $32.4 million growth in deposits was due to increases of $31.2 million in public funds and $11.3 million in consumer accounts, partially offset by a decrease of $10.2 million in commercial accounts.  The increase in public funds was primarily due to increases in interest-bearing demand deposits and money market accounts.  The increase in consumer deposits was primarily due to increases in non-interest-bearing demand deposits and savings deposits, partially offset by a decrease in time deposits.  The Corporation had anticipated a decline in time deposits since its strategy was to focus on core checking accounts.  The decrease in commercial deposits was primarily due to a decrease in non-interest-bearing demand deposits, partially offset by an increase in money market accounts.
The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.  The Corporation’s use of brokered deposits as part of its funding strategy complies with the FDIC’s guidance and regulations on the use of brokered deposits by insured banks.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) program.  The CDARS program involves a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Deposits obtained through brokers were $7.8 million as of March 31, 2013 compared with $8.8 million as of December 31, 2012.  Deposits obtained through the CDARS program were $9.8 million as of March 31, 2013 compared with $8.1 million as of December 31, 2012.  The Corporation plans to offer the CDARS program to local municipalities in 2013.

Borrowings

Both the repayment of FHLB term advances and decline in securities sold under agreement to repurchase reflect the decrease of $1.4 million in borrowings during the three months ended March 31, 2013.  As a result of the increase in deposits during the three months ended March 31, 2013, the Corporation decided not to increase borrowings to help fund loan growth.

Shareholders’ Equity

Total shareholders’ equity was $132.9 million at March 31, 2013 compared with $131.1 million at December 31, 2012.  The increase was primarily due to $2.4 million in net income for 2013, partially offset by dividends of $1.2 million.  The total shareholders’ equity to total assets ratio was 10.38% at March 31, 2013 compared with 10.50% at December 31, 2012.  The tangible equity to tangible assets ratio was 8.47% at March 31, 2013 compared with 8.53% at December 31, 2012.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve and establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of March 31, 2013, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

Results of Operations
First Quarter of 2013 vs. First Quarter of 2012

Net Income

Net income for the three months ended March 31, 2013 was $2.4 million, a decrease of $1.2 million, or 33.3%, compared with $3.6 million for the three months ended March 31, 2012.  Earnings per share for the three months ended March 31, 2013 was $0.52 compared with $0.78 for the three months ended March 31, 2012.  Return on average assets and return on average equity for the three months ended March 31, 2013 were 0.77% and 7.37%, respectively, compared with 1.18% and 11.34%, respectively, for the same period in the prior year.

The decline in 2013 earnings was due primarily to a decrease of $0.3 million in net interest income and reductions of $0.3 million in net gain on securities transactions and $0.8 million in pre-tax casualty gains from insurance reimbursements.  In addition, non-interest expense increased $0.8 million.  These items were partially offset by a reduction of $0.7 million in income taxes.

Net Interest Income

Net interest income, which is the difference between income received on interest-earning assets, such as loans and securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to earnings.

Net interest income for the three months ended March 31, 2013 totaled $11.7 million, a decrease of $0.3 million, or 2.6%, compared with $12.0 million for the same period in the prior year.  Net interest margin was 4.07% for the three months ended March 31, 2013 compared with 4.29% for the same period in the prior year.  The decline in net interest income was primarily due to a 40 basis point decrease in the yield on interest-earning assets, partially offset by an increase of $38.5 million in average earning assets.  The decline in net interest margin was primarily due to yields on interest-earning assets decreasing at a faster rate than the cost of interest-bearing liabilities.  The decrease in yield on interest-earning assets was attributable to an 86 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2013 totaled $0.4 million compared with $0.5 million for the three months ended March 31, 2012.

Non-Interest Income

Non-interest income for the three months ended March 31, 2013 totaled $4.0 million, a decrease of $0.9 million, or 17.8%, compared with $4.9 million for the same period in the prior year.  The decline was primarily due to reductions of $0.8 million in casualty gains from insurance reimbursements and $0.3 million in net gain on securities transactions.  These items were partially offset by an increase of $0.2 million in the Corporation’s equity investments.  Wealth Management Group fee income and service charges on deposit accounts for the three months ended March 31, 2013 did not change from the levels in the prior year.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2013 totaled $11.7 million, an increase of $0.8 million, or 7.3%, compared with $10.9 million for the same period in the prior year.  The increase was primarily due to increases of $0.3 million in salaries and wages, $0.2 million in professional services and $0.1 million in pension and other employee benefits.  The increase in salaries and wages was primarily due to compensation related to merit increases and incentive compensation.  The increase in pension and other employee benefits was primarily due to higher pension costs and health benefits.

The increase in professional services was primarily due to tax preparation costs for the Wealth Management Group recorded in the first quarter of 2013 compared to the second quarter of the prior year for the same costs.

Income tax expense for the three months ended March 31, 2013 was $1.2 million, a decrease of $0.7 million from $1.9 million for the three months ended March 31, 2012.  Income tax expense reflects an effective tax rate of 32.7% for the three months ended March 31, 2013 compared with 34.4% for the same period in the prior year.  The decrease in the effective tax rate was primarily due to an increase in the relative percentage of tax exempt income to pre-tax income.

Average Consolidated Balance Sheet and Interest Analysis

The following table sets forth certain information related to the Corporation’s average consolidated balance sheets and it’s consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for the periods indicated.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

(in thousands of dollars)	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$909,166	$11,304	5.04%	$796,035	$11,671	5.90%
Taxable securities	198,012	1,131	2.32%	232,673	1,486	2.57%
Tax-exempt securities	46,708	305	2.65%	52,161	341	2.63%
Interest-bearing deposits	12,704	8	0.25%	47,178	42	0.36%
Total earning assets	1,166,590	12,748	4.43%	1,128,047	13,540	4.83%

Non-earning assets:
Cash and due from banks	24,327			23,904
Premises and equipment, net	25,495			24,726
Other assets	47,502			54,894
Allowance for loan losses	(10,559)			(9,854)
AFS valuation allowance	13,024			13,736
Total	$1,266,379			$1,235,453

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$103,752	27	0.10%	$80,991	21	0.11%
Savings and insured money market deposits	432,779	199	0.19%	401,287	221	0.22%
Time deposits	233,565	398	0.69%	269,288	671	1.00%
Federal Home Loan Bank advances and securities sold under agreements repurchase	59,204	407	2.79%	80,842	596	2.96%
Total interest-bearing liabilities	829,300	1,031	0.50%	832,408	1,509	0.73%

Non-interest-bearing liabilities:
Demand deposits	293,920			266,469
Other liabilities	10,376			8,382
Total liabilities	1,133,596			1,107,259
Shareholders' equity	132,783			128,194
Total	$1,266,379			$1,235,453
Net interest income		$11,717			$12,031
Net interest rate spread(1)			3.93%			4.10%
Net interest margin(2)			4.07%			4.29%

(1)  Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)  Net interest margin is the ratio of net interest income divided by average earning assets.

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

(in thousands of dollars)	Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
	Increase/(Decrease)
	Total	Due to	Due to
	Change	Volume	Rate
Interest income
Loans	$(367)	$1,486	$(1,853)
Taxable investment securities	(355)	(215)	(140)
Tax-exempt investment securities	(36)	(39)	3
Interest-bearing deposits	(34)	(24)	(10)
Total interest income	(792)	1,208	(2,000)

Interest expense
Interest-bearing demand deposits	6	8	(2)
Savings and insured money market deposits	(22)	14	(36)
Time deposits	(273)	(82)	(191)
FHLB advances and securities sold under agreements to repurchase	(189)	(156)	(33)
Total interest expense	(478)	(216)	(262)

Net interest income	$(314)	$1,424	$(1,738)

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing, and financing activities of the Corporation.  The Corporation uses a variety of resources to meet its liquidity needs.  These include short term investments, cash flow from lending and investing activities, core deposit growth and non-core funding sources, such as time deposits of $100,000 or more, securities sold under agreements to repurchase and other borrowings.

The Corporation is a member of the FHLB, which allows it to access borrowings that enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $79.5 million and $104.5 million at March 31, 2013 and December 31, 2012, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013, cash and cash equivalents increased $5.9 million. The major sources of cash included a $32.4 million increase in deposits, proceeds from sales, maturities, calls and principal reductions on securities totaling $31.1 million and $3.2 million provided by operating activities.  These proceeds were used primarily to fund purchases of securities totaling $31.5 million, a $28.0 million net increase in loans and a $1.4 million decrease in borrowings.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At March 31, 2013, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.89% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 5.46%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.84% and 8.40%, respectively.  Both are within the Corporation's policy guideline of 15%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At March 31, 2013, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 5.68% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 1.63%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 5.63% and 3.88%, respectively.  Both are within the Corporation's policy guideline of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the three months ended March 31, 2013.

ITEM 3:                      QUANTITATVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

ITEM 4:                      CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2013 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2013.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.				OTHER INFORMATION
ITEM 1.				LEGAL PROCEEDINGS
For information related to this item please see Note 9 to the Corporation’s financial statements included herein.

ITEM 1A.				RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

ITEM 2.				Unregistered Sales of Equity Securities and Use of Proceeds
(c)				Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/13-1/31/13	-	$-	-	125,000
2/1/13-2/28/13	3,094	$29.94	3,094	121,906
3/1/13-3/31/13	-	$-	-	121,906
Quarter ended 3/31/13	3,094	$29.94	3,094	121,906

(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock.  This plan replaces the plan approved on November 2009, which expired in November 2012.  Purchases may be made from time to time on the open-market or in private negotiated transactions and will be at the discretion of management.  For the period ending March 31, 2013, a total of 3,094 shares had been purchased under this plan.

ITEM 6.	EXHIBITS
The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference:

3.1  Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  (Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

3.2  Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988.  (Filed as Exhibit 3.2 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

3.3  Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998.  (Filed as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

3.4  Amended and Restated Bylaws of the Registrant, as amended to May 16, 2012. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference).

31.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2 Certification of Chief Financial Officer and Treasurer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2 Certification of Chief Financial Officer and Treasurer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS Instance Document*

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 10, 2013	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: May 10, 2013	By: /s/ Mark A. Severson
Mark A. Severson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1  Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  (Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

3.2  Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988.  (Filed as Exhibit 3.2 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

3.3  Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998.  (Filed as Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

3.4  Amended and Restated Bylaws of the Registrant, as amended to May 16, 2012. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012 and incorporated herein by reference).

31.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2 Certification of Chief Financial Officer and Treasurer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1 Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2 Certification of Chief Financial Officer and Treasurer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS Instance Document*

101.SCH XBRL Taxonomy Schema*

101.CAL XBRL Taxonomy Calculation Linkbase*

101.DEF XBRL Taxonomy Definition Linkbase*

101.LAB XBRL Taxonomy Label Linkbase*

101.PRE XBRL Taxonomy Presentation Linkbase*