Form 10-Q
period 2013-06-30
CHEMUNG FINANCIAL CORP
filed 2013-08-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2013
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on August 7, 2013 was 4,596,112.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements-Unaudited

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2013	2012
ASSETS
Cash and due from financial institutions	$23,812,069	$29,239,309
Interest-bearing deposits in other financial institutions	944,937	11,001,912
Total cash and cash equivalents	24,757,006	40,241,221

Trading assets, at fair value	388,714	348,241

Securities available for sale, at estimated fair value	225,361,952	239,685,763
Securities held to maturity, estimated fair value of $7,064,222 at June 30, 2013 and $6,421,486 at December 31, 2012	6,570,262	5,748,453
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,579,250	4,710,300
Loans, net of deferred origination fees and costs, and unearned income	934,039,585	893,516,941
Allowance for loan losses	(11,320,225)	(10,432,650)
Loans, net	922,719,360	883,084,291
Loans held for sale	947,461	1,057,309
Premises and equipment, net	24,968,834	25,484,385
Goodwill	21,824,443	21,824,443
Other intangible assets, net	4,694,741	5,143,820
Bank owned life insurance	2,753,367	2,711,681
Accrued interest receivable and other assets	17,595,097	18,119,801

Total assets	$1,257,160,487	$1,248,159,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$297,523,377	$300,610,463
Interest-bearing	757,445,108	744,123,551
Total deposits	1,054,968,485	1,044,734,014

Securities sold under agreements to repurchase	30,568,070	32,710,650
Federal Home Loan Bank term advances	26,101,230	27,225,363
Accrued interest payable and other liabilities	12,843,890	12,374,744
Total liabilities	1,124,481,675	1,117,044,771

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2013 and December 31, 2012	53,101	53,101
Additional-paid-in capital	45,450,561	45,357,073
Retained earnings	109,755,452	107,078,182
Treasury stock, at cost (713,964 shares at June 30, 2013, 728,680 shares at December 31, 2012)	(18,205,255)	(18,566,490)
Accumulated other comprehensive loss	(4,375,047)	(2,806,929)

Total shareholders' equity	132,678,812	131,114,937

Total liabilities and shareholders' equity	$1,257,160,487	$1,248,159,708
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
Interest and dividend income:	2013	2012	2013	2012
Loans, including fees	$22,360,424	$22,704,549	$11,056,416	$11,033,636
Taxable securities	2,117,054	2,863,084	986,001	1,362,315
Tax exempt securities	586,259	676,247	281,117	335,626
Interest-bearing deposits	17,691	60,777	9,708	33,413
Total interest and dividend income	25,081,428	26,304,657	12,333,242	12,764,990

Interest expense:
Deposits	1,218,610	1,726,994	594,529	814,345
Securities sold under agreements to repurchase	430,801	532,300	211,452	249,528
Borrowed funds	387,278	633,976	199,489	320,936
Total interest expense	2,036,689	2,893,270	1,005,470	1,384,809
Net interest income	23,044,739	23,411,387	11,327,772	11,380,181
Provision for loan losses	881,484	528,897	450,474	51,593
Net interest income after provision for loan losses	22,163,255	22,882,490	10,877,298	11,328,588

Other operating income:
Wealth management group fee income	3,635,127	3,502,388	1,884,949	1,726,812
Service charges on deposit accounts	2,155,044	2,032,165	1,186,272	1,040,285
Net gain on securities transactions	1,228	299,919	1,228	2,750
Net gain on sales of loans held for sale	291,169	144,380	179,253	79,041
Casualty gains	-	780,435	-	21,578
Net gains (losses) on sales of other real estate owned	15,997	(4,502)	15,997	1,958
Income from bank owned life insurance	41,686	43,269	21,039	21,744
Other	2,356,464	2,204,498	1,186,400	1,217,987
Total other operating income	8,496,715	9,002,552	4,475,138	4,112,155

Other operating expenses:
Salaries and wages	9,416,991	9,048,726	4,598,762	4,556,051
Pension and other employee benefits	2,788,999	2,756,477	1,364,523	1,466,537
Net occupancy expenses	2,700,996	2,580,009	1,339,411	1,285,131
Furniture and equipment expenses	1,085,527	1,095,848	567,027	577,482
Data processing expense	2,240,737	2,309,227	1,127,804	1,230,296
Professional services	520,468	516,234	196,444	366,021
Amortization of intangible assets	449,079	548,190	214,478	264,050
Marketing and advertising expense	484,857	645,064	197,280	355,826
Other real estate owned expenses	62,368	131,899	26,696	88,420
FDIC insurance	419,371	410,043	202,511	183,412
Loan expense	335,118	325,045	192,017	144,898
Other	2,611,750	2,445,879	1,364,551	1,363,297
Total other operating expenses	23,116,261	22,812,641	11,391,504	11,881,421
Income before income tax expense	7,543,709	9,072,401	3,960,932	3,559,322
Income tax expense	2,477,334	3,013,828	1,306,325	1,115,282
Net income	$5,066,375	$6,058,573	$2,654,607	$2,444,040
Weighted average shares outstanding	4,657,131	4,639,204	4,658,400	4,636,395
Basic and diluted earnings per share	$1.09	$1.31	$0.57	$0.53

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Net income	$5,066,375	$6,058,573	$2,654,607	$2,444,040

Other comprehensive income
Unrealized holding (losses) gains on securities available for sale	(3,304,703)	673,527	(3,234,540)	159,166
Reclassification adjustment gains realized in net income	(1,228)	(299,919)	(1,228)	(2,750)
Net unrealized (losses) gains	(3,305,931)	373,608	(3,235,768)	156,416
Tax effect	(1,270,800)	175,792	(1,243,830)	60,126
Net of tax amount	(2,035,131)	197,816	(1,991,938)	96,290

Change in funded status of defined benefit pension plan and other benefit plans
Reclassification adjustment for amortization of prior service costs	(41,572)	(41,572)	(20,786)	(20,786)
Reclassification adjustment for amortization of net actuarial loss	801,086	671,096	400,984	335,548
Total before tax effect	759,514	629,524	380,198	314,762
Tax effect	292,501	241,988	140,109	120,994
Net of tax amount	467,013	387,536	240,089	193,768

Total other comprehensive (loss) income	(1,568,118)	585,352	(1,751,849)	290,058

Comprehensive income	$3,498,257	$6,643,925	$902,758	$2,734,098

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440
Net income	-	-	6,058,573	-	-	6,058,573
Other comprehensive income	-	-	-	-	585,352	585,352
Restricted stock awards	-	44,743	-	-	-	44,743
Restricted stock units for directors' deferred compensation plan	-	42,982	-	-	-	42,982
Cash dividends declared ($.50 per share)	-	-	(2,286,005)	-	-	(2,286,005)
Distribution of 10,238 shares of treasury stock for directors' compensation	-	(28,121)	-	261,069	-	232,948
Distribution of 3,453 shares of treasury stock for employee compensation	-	(8,052)	-	88,052	-	80,000
Distribution of 3,240 shares of treasury stock for deferred directors’ compensation	-	(81,747)	-	82,588	-	841
Distribution of 1,079 shares of treasury stock for employee restricted stock awards	-	(27,514)	-	27,514	-	-
Purchase of 19,098 shares of treasury stock	-	-	-	(480,073)	-	(480,073)
Balances at June 30, 2012	$53,101	$45,525,152	$104,401,468	$(18,914,894)	$(856,026)	$130,208,801

Balances at December 31, 2012	$53,101	$45,357,073	$107,078,182	$(18,566,490)	$(2,806,929)	$131,114,937
Net income	-	-	5,066,375	-	-	5,066,375
Other comprehensive loss	-	-	-	-	(1,568,118)	(1,568,118)
Restricted stock awards	-	85,494	-	-	-	85,494
Restricted stock units for directors' deferred compensation plan	-	50,925	-	-	-	50,925
Cash dividends declared ($.52 per share)	-	-	(2,389,105)	-	-	(2,389,105)
Distribution of 7,969 shares of treasury stock for directors' compensation	-	13,896	-	203,050	-	216,946
Distribution of 3,356 shares of treasury stock for deferred directors’ compensation	-	(74,623)	-	85,577	-	10,954
Distribution of 4,116 shares of treasury stock for employee compensation	-	7,278	-	104,876	-	112,154
Purchase of 3,094 shares of treasury stock	-	-	-	(92,630)	-	(92,630)
Sale of 2,369 shares of treasury stock	-	10,518	-	60,362	-	70,880
Balances at June 30, 2013	$53,101	$45,450,561	$109,755,452	$(18,205,255)	$(4,375,047)	$132,678,812

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$5,066,375	$6,058,573
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	449,079	548,190
Provision for loan losses	881,484	528,897
Depreciation and amortization of fixed assets	1,513,066	1,497,490
Amortization of premiums on securities, net	1,125,431	894,292
Gains on sales of loans held for sale, net	(291,169)	(144,380)
Proceeds from sales of loans held for sale	9,470,394	5,360,780
Loans originated and held for sale	(9,069,377)	(5,303,317)
Net gains on trading assets	(13,098)	(17,369)
Net gains on securities transactions	(1,228)	(299,919)
Proceeds from sales of trading assets	4,938	92,584
Purchase of trading assets	(32,313)	(32,939)
Net (gains) losses on sale of other real estate owned	(15,997)	4,502
(Increase) decrease in other assets	(1,421,591)	4,919,260
Decrease in prepaid FDIC assessment	1,969,526	372,601
Decrease in accrued interest payable	(48,142)	(144,225)
Expense related to restricted stock units for directors' deferred compensation plan	50,925	42,982
Expense related to employee stock compensation	112,154	80,000
Expense related to employee stock awards	85,494	44,743
Increase (decrease) in other liabilities	1,298,530	(104,425)
Income from bank owned life insurance	(41,686)	(43,269)
Net cash provided by operating activities	11,092,795	14,355,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	10,533,633	69,367,438
Proceeds from maturities and principal collected on securities available for sale	31,120,375	14,616,579
Proceeds from maturities and principal collected on securities held to maturity	3,908,091	3,518,840
Purchases of securities available for sale	(31,760,331)	(64,276,418)
Purchases of securities held to maturity	(4,729,900)	(1,541,250)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(2,930,350)	(26,250)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	3,061,400	176,900
Purchases of premises and equipment	(997,515)	(1,452,526)
Proceeds from sales of other real estate owned	87,737	132,273
Net increase in loans	(40,611,523)	(58,445,477)
Net cash used by investing activities	(32,318,383)	(37,929,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	21,959,430	72,097,856
Net decrease in time deposits	(11,724,959)	(16,911,987)
Net decrease in securities sold under agreements to repurchase	(2,142,580)	(5,356,414)
Repayments of Federal Home Loan Bank long term advances	(1,124,133)	(2,216,124)
Purchase of treasury stock	(92,630)	(480,073)
Sale of treasury stock	60,362	-
Cash dividends paid	(1,194,117)	(2,285,005)
Net cash provided by financing activities	5,741,373	44,848,253
Net (decrease) increase in cash and cash equivalents	(15,484,215)	21,273,413
Cash and cash equivalents, beginning of period	40,241,221	52,901,853
Cash and cash equivalents, end of period	$24,757,006	$74,175,266

(continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,084,831	$3,068,390
Income Taxes	$2,591,049	$3,500
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$94,970	$223,071
Dividends declared, not yet paid	$1,194,988	$1,142,082

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes.  Primary areas involving the use of estimates and assumptions include the allowance for loan losses, other-than-temporary impairment of securities, the carrying amount of goodwill and the amortization of other intangible assets.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying unaudited consolidated financial statements.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

NOTE 2                      EARNING PER COMMON SHARE

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,657,131 and 4,639,204 weighted average shares outstanding for the six-month periods ended June 30, 2013 and 2012, and 4,658,400 and 4,636,395 weighted average shares outstanding for the three-month periods ended June 30, 2013 and 2012, respectively.  There were no dilutive common stock equivalents during the three or six-month periods ended June 30, 2013 or 2012.

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

NOTE 4                      SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$143,415,030	$1,854,458	$819,118	$144,450,370
Mortgage-backed securities, residential	21,869,811	1,109,754	173	22,979,392
Collateralized mortgage obligations	2,166,314	22,661	-	2,188,975
Obligations of states and political subdivisions	36,005,029	1,006,738	8,204	37,003,563
Corporate bonds and notes	7,401,318	119,787	5,532	7,515,573
SBA loan pools	1,554,691	37,220	-	1,591,911
Trust Preferred securities	2,523,193	107,238	114,725	2,515,706
Corporate stocks	700,024	6,418,407	1,969	7,116,462
Total	$215,635,410	$10,676,263	$949,721	$225,361,952

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$138,041,393	$3,549,821	$-	$141,591,214
Mortgage-backed securities, residential	29,591,883	1,923,366	-	31,515,249
Collateralized mortgage obligations	3,494,642	48,718	-	3,543,360
Obligations of states and political subdivisions	39,174,595	1,641,510	1,383	40,814,722
Corporate bonds and notes	11,412,167	239,468	-	11,651,635
SBA loan pools	1,682,736	41,404	-	1,724,140
Trust preferred securities	2,519,379	134,959	183,425	2,470,913
Corporate stocks	736,495	5,645,753	7,718	6,374,530
Total	$226,653,290	$13,224,999	$192,526	$239,685,763

Amortized cost and estimated fair value of securities held to maturity are as follows:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,289,745	$469,783	$-	$4,759,528
Time deposits with other financial institutions	2,280,517	24,177	-	2,304,694
Total	$6,570,262	$493,960	$-	$7,064,222

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,748,453	$673,033	$-	$6,421,486

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately:

	June 30, 2013
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$19,976,974	$20,169,545	$2,126,042	$2,147,424
After One, But Within Five Years	151,074,813	153,060,997	3,037,881	3,266,532
After Five, But Within Ten Years	16,717,345	16,756,465	1,406,339	1,650,266
After Ten Years	1,575,438	1,498,205	-	-
	189,344,570	191,485,212	6,570,262	7,064.222
Mortgage-backed securities, residential	21,869,811	22,979,392	-	-
Collateralized mortgage obligations	2,166,314	2,188,975	-	-
SBA loan pools	1,554,691	1,591,911	-	-
Total	$214,935,386	$218,245,490	$6,570,262	$7,064,222

The proceeds from sales and calls of securities resulting in gains or losses at June 30, 2013 and June 30, 2012 are listed below:

	2013	2012
Proceeds	$10,533,633	$69,367,438
Gross gains	$1,228	$299,919
Gross losses	$-	$-
Tax expense	$472	$115,289

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:
	Less than 12 months		12 months or longer		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$61,720,950	$819,118	$-	$-	$61,720,950	$819,118
Mortgage-backed securities, residential	114,557	173	-	-	114,557	173
Obligations of states and political subdivisions	946,089	7,630	250,673	574	1,196,762	8,204
Corporate bonds	240,667	5,532	-	-	240,667	5,532
Trust preferred securities	-	-	514,300	114,725	514,300	114,725
Corporate stocks	-	-	1,668	1,969	1,668	1,969
Total temporarily impaired securities	$63,022,263	$832,453	$766,641	$117,268	$63,788,904	$949,721

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Obligations of states and political subdivisions	$-	$-	$430,166	$1,383	$430,166	$1,383
Trust preferred securities	-	-	445,600	183,425	445,600	183,425
Corporate stocks	-	-	45,912	7,718	45,912	7,718
Total temporarily impaired securities	$-	$-	$921,678	$192,526	$921,678	$192,526

Other-Than-Temporary Impairment

As of June 30, 2013, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to obligations of U.S. Government and U.S. Government sponsored enterprises.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

As of June 30, 2013, $114,725 of the Corporation's unrealized losses in the investment securities portfolio related to a CDO consisting of a pool of trust preferred securities. The decline in fair value on this security is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on this security.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in this security if it was sold at this time.

Our analysis of this investment includes a $629,025 amortized cost of a CDO consisting of a pool of trust preferred securities.  This security was rated high quality at inception, but at June 30, 2013 Moody's rated this security as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during each quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

Upon completion of the June 30, 2013 analysis, our model indicated no additional OTTI on this CDO.  This security remained classified as available for sale and quarterly interest payments continue to be made.

When conducting the June 30, 2013 analysis, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis.  The analysis indicated no further decline in value attributed to credit related factors stemming from further deterioration in the underlying collateral payment streams.  Additionally, to estimate fair value the present value of the expected future cash flows was calculated using a current estimated discount rate that a willing market participant might use to value the security based on current market conditions and interest rates.  Changes in credit quality may or may not correlate to changes in the overall fair value of the impaired securities as the change in credit quality is only one component in assessing the overall fair value of the impaired securities.  Therefore, the recognition of additional credit related OTTI could result in a gain reported in other comprehensive income.  Total OTTI recognized in accumulated other comprehensive income was $74,482 and $190,833, net of tax for securities available for sale at June 30, 2013 and 2012, respectively.

The tables below present a roll forward of the cumulative credit losses recognized in earnings for the three and six-month periods ending June 30, 2013 and 2012:

	2013	2012
Beginning balance, January 1,	$3,506,073	$3,506,073
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, June 30,	$3,506,073	$3,506,073

Beginning balance, April 1,	$3,506,073	$3,506,073
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, June 30,	$3,506,073	$3,506,073

NOTE 5                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:

	June 30, 2013	December 31, 2012
Commercial and agricultural:
Commercial and industrial	$134,617,505	$133,154,615
Agricultural	711,904	696,666
Commercial mortgages:
Construction	19,275,080	43,269,303
Other	323,413,353	276,928,123
Residential mortgages	198,071,941	200,475,097
Consumer loans:
Credit cards	1,680,116	1,851,145
Home equity lines and loans	90,494,092	87,045,421
Indirect consumer loans	146,624,572	130,573,200
Direct consumer loans	19,151,022	19,523,371
Total loans, net of deferred origination fees and costs, and unearned income	934,039,585	$893,516,941
Interest receivable on loans	2,389,020	2,383,998
Total recorded investment in loans	$936,428,605	$895,900,939

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six-month periods ending June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650
Charge Offs:	(18,475)	-	(53,753)	(397,783)	-	(470,011)
Recoveries:	294,696	19,276	38,610	123,520	-	476,102
Net recoveries (charge offs)	276,221	19,276	(15,143)	(274,263)	-	6,091
Provision	(105,120)	687,436	(35,004)	360,318	(26,146)	881,484
Ending balance	$1,878,697	$5,134,410	$1,515,424	$2,791,694	$-	$11,320,225

	Six Months Ended
	June 30, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143,372	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,319
Reclassification of acquired loan discount	73,227	50,332	-	-	-	123,559
Charge Offs:	(5,792)	(57,352)	(72,613)	(273,428)	-	(409,185)
Recoveries:	351,763	30,496	-	107,723	-	489,982
Net recoveries (charge-offs)	345,971	(26,856)	(72,613)	(165,705)	-)	80,797
Provision	(558,359)	482,087	187,780	447,161	$(29,772)	528,897
Ending balance	$3,004,211	$3,075,712	$1,424,816	$2,474,185	$413,648	$10,392,572

	Three Months Ended June 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,992,884	$4,672,637	$1,557,098	$2,602,074	$-	$10,824,693
Charge Offs:	(1,863)	-	(9,393)	(200,419)	-	(211,675)
Recoveries:	152,271	10,301	38,610	55,551	-	256,733
Net recoveries (charge offs)	150,408	10,301	29,217	(144,868)	-	45,058
Provision	(264,595)	451,472	(70,891)	334,488	-	450,474
Ending balance	$1,878,697	$5,134,410	$1,515,424	$2,791,694	$-	$11,320,225

	Three Months Ended June 30, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,361,393	$3,030,504	$1,417,252	$2,100,433	$373,708	$10,283,290
Charge Offs:	(5,792)	(8,295)	(58,273)	(115,109)	-	(187,469)
Recoveries:	179,156	20,261	-	45,741	-	245,158
Net recoveries (charge offs)	173,364	11,966	(58,273)	(69,368)	-	57,689
Provision	(530,546)	33,242	65,837	443,120	39,940	51,593
Ending balance	$3,004,211	$3,075,712	$1,424,816	$2,474,185	$413,648	$10,392,572

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012:

	June 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for Impairment	$315,962	$450,245	$-	$4,020	$-	$770,227
Collectively evaluated for impairment	1,395,165	3,828,486	1,495,747	2,787,674	-	9,507,072
Acquired with deteriorated credit quality	167,570	855,679	19,677	-	-	1,042,926
Total ending allowance balance	$1,878,697	$5,134,410	$1,515,424	$2,791,694	$-	$11,320,225

	December 31, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$133,437	$59,201	$-	$-	$-	$192,638
Collectively evaluated for impairment	1,459,432	3,533,365	1,565,571	2,705,639	26,146	9,290,153
Acquired with deteriorated credit quality	114,727	835,132	-	-	-	949,859
Total ending allowance balance	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650
-
	June 30, 2013
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,227,900	$9,945,029	$125,420	$102,914	$12,401,263
Loans collectively evaluated for impairment	132,554,915	324,521,166	198,223,145	258,518,832	913,818,058
Loans acquired with deteriorated credit quality	882,814	9,073,632	252,838	-	10,209,284
Total ending loans balance	$135,665,629	$343,539,827	$198,601,403	$258,621,746	$936,428,605

	December 31, 2012
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,907,395	$10,620,274	$131,909	$-	$12,659,578
Loans collectively evaluated for impairment	131,045,609	301,172,164	200,622,600	239,689,455	872,529,828
Loans acquired with deteriorated credit quality	1,241,418	9,225,847	244,268	-	10,711,533
Total ending loans balance	$134,194,422	$321,018,285	$200,998,777	$239,689,455	$895,900,939

The following tables present loans individually evaluated for impairment recognized by class of loans as of June 30, 2013 and December 31, 2012, the average recorded investment and interest income recognized by class of loans as of the three and six-month periods ending June 30, 2013 and 2012:

	June 30, 2013			December 31, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial & industrial	$1,852,772	$1,655,206	$-	$2,059,027	$1,462,157	$-
Commercial mortgages:
Construction	3,177,618	3,154,238	-	5,168,353	5,166,853	-
Other	6,031,853	5,669,704	-	5,678,565	5,090,399	-
Residential mortgages	125,420	125,420	-	131,909	131,909	-
Consumer loans:
Home equity lines & loans	43,975	44,772	-	-	-	-
With an allowance recorded:
Commercial and agricultural:
Commercial & industrial	972,894	572,694	315,962	446,330	445,238	133,437
Commercial mortgages:
Other	1,130,969	1,121,087	450,245	364,423	363,022	59,201
Consumer loans:
Home equity lines & loans	57,876	58,142	4,020	-	-	-
Total	$13,393,377	$12,401,263	$770,227	$13,848,607	$12,659,578	$192,638

	Six-Months Ended June 30, 2013			Six-Months Ended June 30, 2012		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and agricultural:
Commercial & industrial	$1,523,566	$34,558		$1,067,170	$-	$1,554,270	$17,407	$143,367	$-
Commercial mortgages:
Construction	4,168,038	63,924		10,454	-	3,668,630	32,132	10,454	-
Other	5,685,324	118,310	1	827,553	-	5,982,787	65,768	811,005	-
Residential mortgages	128,559	-		111,368	-	126,884	-	77,384	-
Consumer loans:
Home equity lines & loans	30,104	681		19,856	2,289	45,156	428	29,784	1,123
With an allowance recorded:
Commercial and agricultural:
Commercial & industrial	498,852	-		2,347,963	-	525,660	-	2,341,810	-
Commercial mortgages:
Construction	-	-		5,530	-	-	-	4,148	-
Other	614,402	-		2,109,919	-	740,092	-	1,302,796	-
Residential mortgages	-	-		42,668	-	-	-	-	-
Consumer loans:
Home equity lines & loans	38,730	1,249		-	-	58,094	1,082	-	-
Direct consumer loans	5,083	-		-	-	7,625	-	-	-
Total	$12,692,658	$218,722		$6,542,481	$2,289	$12,709,198	$116,817	$4,720,748	$1,123
(1)	Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of June 30, 2013 and December 31, 2012:

June 30, 2013	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial & industrial	$132,448,955	$679,194	$-	$882,814	$940,993	$134,951,956
Agricultural	713,673	-	-	-	-	713,673
Commercial mortgages:
Construction	15,076,034	-	2,183,858	1,092,697	970,380	19,322,969
Other	313,754,610	545,878	-	7,980,935	1,935,435	324,216,858
Residential mortgages	193,556,426	1,987,955	-	252,838	2,804,184	198,601,403
Consumer loans:
Credit cards	1,653,581	10,798	15,737	-	-	1,680,116
Home equity lines & loans	89,954,325	296,430	-	-	475,671	90,726,426
Indirect consumer loans	145,819,447	896,746	-	-	280,817	146,997,010
Direct consumer loans	19,093,867	63,451	-	-	60,876	19,218,194
Total	$912,070,918	$4,480,452	$2,199,595	$10,209,284	$7,468,356	$936,428,605
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2013.

December 31, 2012	Current	30-89 Days Past Due	90 Days or more Past Due and accruing		Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial & industrial	$131,404,371	$183,269	$-		$1,241,418	$666,912	$133,495,970
Agricultural	698,452	-	-		-	-	698,452
Commercial mortgages:
Construction	36,988,222	294,565	4,481,066		1,182,037	434,338	43,380,228
Other	266,261,798	1,750,806	-		8,043,810	1,581,643	277,638,057
Residential mortgages	194,185,616	4,145,868	-	`	244,268	2,423,024	200,998,776
Consumer loans:
Credit cards	1,847,837	-	3,308		-	-	1,851,145
Home equity lines & loans	86,486,782	211,739	-		-	571,365	87,269,886
Indirect consumer loans	129,789,672	852,818	-		-	335,285	130,977,775
Direct consumer loans	19,481,693	89,619	-		-	19,338	19,590,650
Total	$867,144,443	$7,528,684	$4,484,374		$10,711,533	$6,031,905	$895,900,939
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2012.

Troubled Debt Restructurings:

As of June 30, 2013 and December 31, 2012, the Corporation has a recorded investment in troubled debt restructurings of $7,566,209 and $5,728,610, respectively.  There were specific reserves of $242,692 allocated for troubled debt restructurings at June 30, 2013 and no specific reserves allocated at December 31, 2012.  As of June 30, 2013, troubled debt restructurings totaling $6,245,177 were accruing interest under the modified terms and $1,321,032 were on non-accrual status.  As of December 31, 2012, troubled debt restructurings totaling $5,363,712 were accruing interest under the modified terms and $364,898 were on non-accrual status.  The Corporation has committed to lend additional amounts totaling up to $56,000 and $130,000 as of June 30, 2013 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the six months ended June 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than 3 months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2013 and June 30, 2012:

Six months ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial & industrial	4	$841,162	$841,162
Commercial mortgages:
Other	1	133,000	133,000
Consumer loans:
Home equity lines & loans	2	103,587	103,587
Total	7	$1,077,749	$1,077,749

Six months ended June 30, 2012
Troubled debt restructurings:
Consumer loans:
Home equity lines & loans	1	$58,823	$58,823
Total	1	$58,823	$58,823

The troubled debt restructurings described above increased the allowance for loan losses by $97,629 and resulted in no charge offs during the six months ended June 30, 2013.  The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in no charge offs during the six months ended June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2013 and June 30, 2012:

Three months ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial & industrial	2	$409,869	$409,869
Commercial mortgages:
Other	1	133,000	133,000
Total	1	$542,869	$542,869

There were no loans modified as troubled debt restructurings during the three months ended June 30, 2012.  The troubled debt restructurings described above increased the allowance for loan losses by $112,040 and resulted in no charge offs during the three months ending June 30, 2013.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the six months ending June 30, 2013 or June 30, 2012, within twelve months following the modification.  Additionally there were no payment defaults on any loans previously modified as troubled debt restructurings during the three months ending June 30, 2013, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Based on the analyses performed as of June 30, 2013 and December 31, 2012, the risk category of the recorded investment of loans by class of loans is as follows:

	June 30, 2013
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial & industrial	$-	$120,052,546	$882,814	$10,577,534	$2,973,687	$465,375
Agricultural	-	713,673	-	-	-	-
Commercial mortgages:
Construction	-	13,124,675	1,092,697	3,809,440	1,296,157	-
Other	-	292,560,550	7,980,935	13,797,377	9,877,996	-
Residential mortgages	195,544,381	-	252,838	-	2,804,184	-
Consumer loans
Credit cards	1,680,116	-	-	-	-	-
Home equity lines & loans	90,067,828	-	-	-	658,598	-
Indirect consumer loans	146,716,193	-	-	-	280,817	-
Direct consumer loans	19,157,318	-	-	-	60,876	-
Total	$453,165,836	$426,451,444	$10,209,284	$28,184,351	$17,952,315	$465,375

	December 31, 2012
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial & industrial	$-	$121,145,761	$1,241,418	$8,008,002	$2,606,529	$494,260
Agricultural	-	698,452	-	-	-	-
Commercial mortgages:
Construction	-	34,882,896	1,182,037	5,153,918	2,161,377	-
Other	-	247,793,150	8,043,810	11,974,716	9,826,381	-
Residential mortgages	198,336,641	-	244,268	-	2,417,868	-
Consumer loans
Credit cards	1,851,145	-	-	-	-	-
Home equity lines & loans	86,615,392	-	-	-	654,493	-
Indirect consumer loans	130,642,490	-	-	-	335,285	-
Direct consumer loans	19,571,312	-	-	-	19,338	-
Total	$437,016,980	$404,520,259	$10,711,533	$25,136,636	$18,021,271	$494,260

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2013 and December 31, 2012:

	June 30, 2013
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$195,797,219	$1,664,379	$90,250,755	$146,716,193	$19,157,318
Non-Performing	2,804,184	15,737	475,671	280,817	60,876
Total	$198,601,403	$1,680,116	$90,726,426	$146,997,010	$19,218,194

	December 31, 2012
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$198,575,753	$1,847,838	$86,698,520	$130,642,490	$19,571,312
Non-Performing	2,423,024	3,307	571,365	335,285	19,338
	$200,998,777	$1,851,145	$87,269,885	$130,977,775	$19,590,650

At the time of the merger with Fort Orange Financial Corp., the Corporation identified certain loans with evidence of deteriorated credit quality, and the probability that the Corporation would be unable to collect all contractually required payments from the borrower.  These loans are classified as PCI loans.  The Corporation adjusted its estimates of future expected losses, cash flows, and renewal assumptions on the PCI loans during the current year.  These adjustments were made for changes in expected cash flows due to loans refinanced beyond original maturity dates, impairments recognized subsequent to the acquisition, advances made for taxes or insurance to protect collateral held and payments received in excess of amounts originally expected.

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2013 to June 30, 2013 and April 1, 2013 to June 30, 2013:

Six months ended June 30, 2013	Balance at December 31, 2012	Income Accretion	All Other Adjustments	Balance at June 30, 2013
Contractually required principal and interest	$16,896,078	$-	$(2,195,740)	$14,700,338
Contractual cash flows not expected to be collected (nonaccretable discount)	(3,655,500)	-	1,716,743	(1,938,757)
Cash flows expected to be collected	13,240,578	-	(478,997)	12,761,581
Interest component of expected cash flows (accretable yield)	(2,529,045)	663,861	(687,113)	(2,552,297)
Fair value of loans acquired with deteriorating credit quality	$10,711,533	$663,861	$(1,166,110)	$10,209,284

Three months ended June 30, 2013	Balance at March 31, 2013	Income Accretion	All Other Adjustments	Balance at June 30, 2013
Contractually required principal and interest	$15,255,412	$-	$(555,074)	$14,700,338
Contractual cash flows not expected to be collected (nonaccretable discount)	(2,276,866)	-	338,109	(1,938,757)
Cash flows expected to be collected	12,978,546	-	(216,965)	12,761,581
Interest component of expected cash flows (accretable yield)	(2,376,643)	170,041	(345,695)	(2,552,297)
Fair value of loans acquired with deteriorating credit quality	$10,601,903	$170,041	$(562,660)	$10,209,284

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

Appraisals for both collateral-dependent impaired loans and other real estate owned (“OREO”) are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation.  Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are generally completed within the previous 12-month period prior to a property being placed into OREO.  On impaired loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property and its condition.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at June 30, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$144,450,370	$31,526,000	$112,924,370	$-
Mortgage-backed securities, residential	22,979,392	-	22,979,392	-
Obligations of states and political subdivisions	37,003,563	-	37,003,563	-
Collateralized mortgage obligations	2,188,975	-	2,188,975	-
Corporate bonds and notes	7,515,573	-	7,515,573	-
SBA loan pools	1,591,911	-	1,591,911	-
Trust Preferred securities	2,515,706	-	2,001,406	514,300
Corporate stocks	7,116,462	6,473,329	643,133	-
Total available for sale securities	$225,361,952	$37,999,329	$186,848,323	$514,300

Trading assets	$388,714	$388,714	$-	$-

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$141,591,214	$37,698,000	$103,893,214	$-
Mortgage-backed securities, residential	31,515,249	-	31,515,249	-
Obligations of states and political subdivisions	40,814,722	-	40,814,722	-
Collateralized mortgage obligations	3,543,360	-	3,543,360	-
Corporate bonds and notes	11,651,635	-	11,651,635	-
SBA loan pools	1,724,140	-	1,724,140	-
Trust Preferred securities	2,470,913	-	2,025,313	445,600
Corporate stocks	6,374,530	5,720,533	653,997	-
Total available for sale securities	$239,685,763	$43,418,533	$195,821,630	$445,600

Trading assets	$348,241	$348,241	$-	$-

There were no transfers between Level 1 and Level 2 during the six-month period ending June 30, 2013 or the year ending December, 31, 2012.

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

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ending June 30, 2013 and 2012:

	Fair Value Measurement for Six-Months Ended June 30, 2013 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Six-Months Ended June 30, 2012 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance	$445,600	$294,910
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	-
Included in other comprehensive income	68,700	48,125
Transfers in and/or out of Level 3	-	-
Ending balance June 30	$514,300	$343,035

	Fair Value Measurement for Three-Months Ended June 30, 2013 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Three-Months Ended June 30, 2012 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance	$496,825	$346,210
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	-
Included in other comprehensive income	17,475	(3,175)
Transfers in and/or out of Level 3	-	-
Ending balance March 31	$514,300	$343,035

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at June 30, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial &industrial	$257,146	$-	$-	$257,146
Commercial mortgages:		-	-
Other	680,723	-	-	680,723
Consumer loans:
Home equity lines & loans	53,856	-	-	53,856
Total Impaired Loans	$991,725	$-	$-	$991,725

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Other	257,702	-	-	257,702
Residential mortgages	161,950	-	-	161,950
Consumer loans:
Home equity lines & loans	66,959	-	-	66,959
Total Other real estate owned, net	$587,811	$-	$-	$587,811

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial & industrial	$235,501	$-	$-	$235,501
Commercial mortgages:		-	-
Other	305,222	-	-	305,222
Total Impaired Loans	$540,723	$-	$-	$540,723

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Other	257,702	-	-	257,702
Residential mortgages	201,679	-	-	201,679
Consumer loans:
Home equity lines & loans	4,000	-	-	4,000
Total Other real estate owned, net	$564,581	$-	$-	$564,581

The following table presents information related to Level 3 non-recurring fair value measurement at June 30, 2013 and December 31, 2012:

Description	Fair Value at June 30, 2013	Technique	Unobservable Inputs
Impaired loans	$991,725	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$587,811	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2012	Technique	Unobservable Inputs
Impaired loans	$540,723	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$564,581	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,761,952 with a valuation allowance of $770,227 as of June 30, 2013, resulting in $494,350 and $577,589 of additional provision for loan losses for the three and six-month periods ended June 30, 2013, respectively.  Impaired loans had a principal balance of $733,361, with a valuation allowance of $192,638 as of December 31, 2012, resulting in no additional provision for loan losses for the year ending December 31, 2012.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $587,811 at June 30, 2013.  The net carrying amount reflects the outstanding balance of $780,178 net of a valuation allowance of $192,367 at June 30, 2013. There were no write downs for the three and six-month periods ending June 30, 2013.  OREO had a net carrying amount of $564,581 at December 31, 2012.  The net carrying amount reflects the outstanding balance of $756,948 net of a valuation allowance of $192,367 at December 31, 2012, which resulted in write downs of $116,840 for the year ending December 31, 2012.

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2013 and December 31, 2012, are as follows (dollars in thousands):
	Fair Value Measurements at June 30, 2013 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$23,812	$23,812	$-	$-	$23,812
Interest-bearing deposits in other financial institutions	945	945	-	-	945
Trading assets	389	389	-	-	389
Securities available for sale	225,362	37,999	186,849	514	225,362
Securities held to maturity	6,570	-	7,064	-	7,064
Federal Home Loan and Federal Reserve Bank stock	4,579	-	-	-	N/A
Net loans	922,719	-	-	952,305	952,305
Loans held for sale	947	-	947	-	947
Accrued interest receivable	3,742	143	1,234	2,365	3,742
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	830,003	830,003	-	-	830,003
Time deposits	224,965	-	226,038	-	226,038
Securities sold under agreements to repurchase	30,568	-	32,014	-	32,014
Federal Home Loan Bank advances	26,101	-	27,476	-	27,476
Accrued interest payable	405	16	224	165	405

	Fair Value Measurements at December 31, 2012
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,239	$29,239	$-	-	$29,239
Interest-bearing deposits in other financial institutions	11,002	8,645	2,357	-	11,002
Trading assets	348	348	-	-	348
Securities available for sale	239,686	43,419	195,822	445	239,686
Securities held to maturity	5,748	-	6,421	-	6,421
Federal Home Loan and Federal Reserve Bank stock	4,710	-	-	-	N/A
Net loans	883,084	-	-	916,289	916,289
Loans held for sale	1,057	-	1,057	-	1,057
Accrued interest receivable	3,788	175	1,257	2,356	3,788
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$808,044	$808,044	$-	$-	$808,044
Time deposits	236,690	-	238,245	-	238,245
Securities sold under agreements to repurchase	32,711	-	35,260	-	35,260
Federal Home Loan Bank advances	27,225	-	29,688	-	29,688
Accrued interest payable	453	12	279	162	453
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

NOTE 7                      GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ending June 30, 2013 and 2012 were as follows:

	2013	2012
Beginning of year	$21,824,443	$21,983,617
Acquired goodwill	-
Adjustment of Acquired goodwill (1)	-	(159,174)
Ending balance June 30,	$21,824,443	$21,824,443

(1) Adjustment related to Fort Orange Financial Corp. acquisition.

Acquired intangible assets were as follows at June 30, 2013 and December 31, 2012:

	At June 30, 2013		At December 31, 2012
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$2,054,776	$3,819,798	$1,796,853
Other customer relationship intangibles	6,063,423	3,133,704	6,063,423	2,942,548
Total	$9,883,221	$5,188,480	$9,883,221	$4,739,401

Aggregate amortization expense was $449,079 and $548,190 for the six-month periods ended June 30, 2013 and 2012, respectively.

The remaining estimated aggregate amortization expense at June 30, 2013 is listed below:

Year	Estimated Expense
2013	$427,445
2014	777,801
2015	681,176
2016	607,713
2017	557,893
2018 and thereafter	1,642,713
Total	$4,694,741

NOTE 8                      ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated:
	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2012	$8,022,790	$(10,829,719)	$(2,806,929)
Other comprehensive income before reclassification	(2,034,375)	-	(2,034,375)
Amounts reclassified from accumulated other comprehensive income	(756)	467,013	466,257
Net current period other comprehensive loss	(2,035,131)	467,013	(1,568,118)
Balance at June 30, 2013	$5,987,659	$(10,362,706)	$(4,375,047)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at March 31, 2013	$7,979,597	$(10,602,795)	$(2,623,198)
Other comprehensive income before Reclassification	(1,991,182)	-	(1,991,182)
Amounts reclassified from accumulated other comprehensive income	(756)	240,089	239,333
Net current period other comprehensive loss	(1,991,938)	240,089	(1,751,849)
Balance at June 30, 2013	$5,987,659	$(10,362,706)	$(4,375,047)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2011	$7,987,055	$(9,428,433)	$(1,441,378)
Other comprehensive income before reclassification	382,446	-	382,446
Amounts reclassified from accumulated other comprehensive income	(184,630)	387,536	202,906
Net current period other comprehensive income	197,816	387,536	585,352
Balance at June 30, 2012	$8,184,871	$(9,040,897)	$(856,026)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at March 31, 2012	$8,088,581	$(9,234,665)	$(1,146,084)
Other comprehensive income before reclassification	97,983	-	97,983
Amounts reclassified from accumulated other comprehensive income	(1,693)	193,768	192,075
Net current period other comprehensive income	96,290	193,768	290,058
Balance at June 30, 2012	$8,184,871	$(9,040,897)	$(856,026)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
		2013	2012
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale		$1,228	299,919	Net gains on securities transactions
Income tax expense		472	115,289	Income tax expense
Net of tax		756	184,630
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)		41,572	41,572	Pension and other employee benefits
Actuarial losses (a)		(801,086)	(671,096)	Pension and other employee benefits
Income tax benefit		292,501	241,988	Income tax expense
Net of tax		(467,013)	(387,536)
Total reclassification for the period, net of tax	$	$(466,257)	$(202,906)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 10 for additional information).

Details about Accumulated Other Comprehensive Income Components		Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
		2013	2012
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale		$1,228	2,750	Net gains on securities transactions
Income tax expense		472	1,057	Income tax expense
Net of tax		756	1,693
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)		20,786	20,786	Pension and other employee benefits
Actuarial losses (a)		(400,984)	(335,548)	Pension and other employee benefits
Income tax benefit		140,109	120,994	Income tax expense
Net of tax		(240,089)	(193,768)
Total reclassification for the period, net of tax	$	$(239,333)	$(192,075)
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

The Bank is a party in two legal proceedings involving its Wealth Management Group Services. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate’s Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts’ investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee’s commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate’s Court and are now in the discovery phase. While the outcome of litigation is not predictable the Bank believes that the claims are without merit and is vigorously defending them.  As of June 30, 2013, no amount has been accrued for potential losses related to these proceedings as a potential loss is not considered probable or reasonably estimable in the opinion of management.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10	COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Qualified Pension
Service cost, benefits earned during the period	$698,808	$646,702	$349,404	$323,351
Interest cost on projected benefit obligation	817,242	812,220	408,621	406,110
Expected return on plan assets	(1,454,344)	(1,326,986)	(727,172)	(663,493)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	6,928	6,928	3,464	3,464
Amortization of unrecognized net loss	781,366	661,136	390,683	330,568
Net periodic pension expense	$850,000	$800,000	$425,000	$400,000

Supplemental Pension
Service cost, benefits earned during the period	$20,008	$17,384	$10,390	$8,692
Interest cost on projected benefit obligation	23,950	25,546	12,436	12,773
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	17,150	9,960	8,906	4,980
Net periodic supplemental pension expense	$61,108	$52,890	$31,732	$26,445

Postretirement, Medical and Life
Service cost, benefits earned during the period	$24,061	$17,500	$13,059	$8,750
Interest cost on projected benefit obligation	31,869	36,000	17,296	18,000
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(48,500)	(48,500)	(24,250)	(24,250)
Amortization of unrecognized net gain	2,570	-	1,395	-
Net periodic postretirement, medical and life expense	$10,000	$5,000	$7,500	$2,500

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

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,323,855	$-	$3,917	$11,327,772	$23,039,183	$-	$5,556	$23,044,739
Provision for loan losses	450,474	-	-	450,474	881,484	-	-	881,484
Net interest income after provision for loan losses	10,873,381	-	3,917	10,877,298	22,157,699	-	5,556	22,163,255
Other operating income	2,318,089	1,884,949	272,100	4,475,138	4,312,660	3,635,127	548,928	8,496,715
Other operating expenses	9,924,092	1,276,345	191,067	11,391,504	19,862,144	2,802,901	451,216	23,116,261
Income before income tax expense	3,267,378	608,604	84,950	3,960,932	6,608,215	832,226	103,268	7,543,709
Income tax expense	1,057,703	233,947	14,675	1,306,325	2,135,217	319,908	22,209	2,477,334
Segment net income	$2,209,675	$374,657	$70,275	$2,654,607	$4,472,998	$512,318	$81,059	$5,066,375

Segment assets					$1,249,985,668	$5,044,818	$2,130,001	$1,257,160,487

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,378,763	$-	$1,418	$11,380,181	$23,406,293	$-	$5,094	$23,411,387
Provision for loan losses	51,593	-	-	51,593	528,897	-	-	528,897
Net interest income after provision for loan losses	11,327,170	-	1,418	11,328,588	22,877,396	-	5,094	22,882,490
Other operating income	2,121,404	1,726,812	263,939	4,112,155	5,191,434	3,502,388	308,730	9,002,552
Other operating expenses	10,255,351	1,407,501	218,569	11,881,421	19,568,445	2,842,537	401,659	22,812,641
Income or (loss) before income tax expense	3,193,223	319,311	46,788	3,559,322	8,500,385	659,851	(87,835)	9,072,401
Income tax expense (benefit)	991,882	122,743	657	1,115,282	2,829,753	253,647	(69,572)	3,013,828
Segment net income (loss)	$2,201,341	$196,568	$46,131	$2,444,040	$5,670,632	$406,204	$(18,263)	$6,058,573

Segment assets					$1,259,535,663	$5,355,782	$2,567,652	$1,267,459,097

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

During January 2013 and 2012, 7,969 and 10,238 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $134,475 and $106,525 related to this compensation was recognized during the period ending June 30, 2013 and June 30, 2012, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity from December 31, 2012 to June 30, 2013 is presented below:
	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2012	20,009	$23.84
Granted	-	-
Vested	1,794	22.33
Forfeited or Cancelled	-	-
Nonvested at June 30, 2013	18,215	$23.98

As of June 30, 2013, there was $379,102 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.89 years.  The total fair value of shares vested during the six months ended June 30, 2013 was $53,838.

NOTE 13                      SUBSEQUENT EVENT

On July 10, 2013, the Bank, the wholly-owned banking subsidiary of the Corporation entered into a Purchase and Assumption Agreement with Bank of America, National Association (“BOA”) pursuant to which the Bank agreed to acquire certain assets and assume certain liabilities of six BOA branch offices located in Auburn, Cortland, Ithaca and Seneca Falls, New York. Subject to the terms of the Purchase Agreement, the Bank will acquire approximately $261,000,000 in deposits and $1,600,000 in loans, for a purchase price equal to the sum of a deposit premium of 1.5% based on the 30-day average balances prior to the close of the transaction, the aggregate net book value of all assets and accrued interest on the loans acquired.  The Bank will not receive any loans that are past due 30 days or more on the closing date.  The transaction, which is subject to regulatory approval, is expected to close in the fourth quarter of 2013.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this review is to focus on information about the financial condition and results of operations of Chemung Financial Corporation (the “Corporation”) for the three and six-month periods ended June 30, 2013 and 2012.  The following discussion and unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2012 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2013.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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
GAAP: U.S. generally accepted accounting principles

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Corporation intends that its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding, among other things, the Corporation's expected financial condition and results of operations, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements.  These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," “believe” or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions, including our local, state and national real estate markets and employment trends, or changes in interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Wall Street Reform, the Jumpstart Our Business Startups Act and Consumer Protection Act, the capital ratios of Basel III, as adopted by the federal banking authorities, political instability and changes in general business and economic trends or demand for loans.  Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including in our 2012 Annual Report on Form 10-K.  These filings are available publicly on the SEC's web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746.  Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Financial Condition

Summary

Assets totaled $1.257 billion at June 30, 2013 compared with $1.248 at December 31, 2012, an increase of $9.0 million, or 0.7%.  The growth was due primarily to an increase of $40.5 million, or 4.5%, in total portfolio loans, partially offset by decreases of $15.5 million in cash and cash equivalents and $13.6 million in investment securities.  The increase in portfolio loans was due to strong growth of $24.0 million in commercial loans and $19.0 million in consumer loans.

Total liabilities were $1.124 billion at June 30, 2013 compared with $1.117 billion at December 31, 2012, an increase of $7.4 million, or 0.7%.  The increase was due primarily to an increase of $10.2 million in deposits, partially offset by a decrease of $3.3 million in borrowings.

Total equity was $132.7 million at June 30, 2013 compared with $131.1 million at December 31, 2012.  The increase was due primarily to net income of $5.1 million for the six months ended June 30, 2013, partially offset by dividends declared of $2.4 million and an increase of $1.6 million in accumulated other comprehensive loss.  The total equity to total assets ratio was 10.55% at June 30, 2013 compared with 10.50% at December 31, 2012.  The tangible equity to tangible assets ratio was 8.63% at June 30, 2013 compared with 8.53% at December 31, 2012.

The market value of total assets under management or administration in the Corporation’s Wealth Management Group was $1.782 billion at June 30, 2013 compared with $1.735 billion at December 31, 2012.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $15.5 million since December 31, 2012, primarily due to decreases of $10.1 million in interest-bearing deposits in other financial institutions and $5.4 million in cash and due from financial institutions.  The decrease in cash and cash equivalents was used to help fund the increase in portfolio loans.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized as follows (in thousands of dollars):

	June 30, 2013			December 31, 2012
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$143,415	$144,450	$1,035	$138,041	$141,591	$3,550
Mortgage-backed securities, residential	21,870	22,979	1,109	29,592	31,515	1,923
Collateralized mortgage obligations	2,166	2,189	23	3,495	3,543	48
Obligations of states and political subdivisions	36,005	37,004	999	39,175	40,815	1,640
Corporate bonds and notes	7,401	7,516	115	11,412	11,652	240
SBA loan pools	1,555	1,592	37	1,683	1,724	41
Trust preferred securities	2,523	2,516	(7)	2,519	2,471	(48)
Corporate stocks	700	7,116	6,416	736	6,375	5,639
Totals	$215,635	$225,362	$9,727	$226,653	$239,686	$13,033

The available for sale segment of the securities portfolio totaled $225.4 million at June 30, 2013, a decrease of $14.3 million, or 6.0%, from $239.7 million at December 31, 2012.  The decrease resulted primarily from sales and calls of $10.5 million, maturities and principal collected of $31.1 million and a decrease of $3.3 million in unrealized gains.  These items were partially offset by purchases of $31.8 million.  The decrease in securities available for sale was used to help fund the increase in portfolio loans.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $6.6 million at June 30, 2013, a net increase of $0.8 million due primarily to the purchase of securities, from December 31, 2012.

Loans

The composition of the loan portfolio, net of deferred origination fees and costs, and unearned income is summarized as follows (in thousands of dollars):

	June 30, 2013	December 31, 2012
Commercial and agricultural	$135,329	$133,851
Commercial mortgages	342,688	320,198
Residential mortgages	198,072	200,475
Consumer loans	257,951	238,993
Total loans, net	$934,040	$893,517

Portfolio loans totaled $934.0 million at June 30, 2013, an increase of $40.5 million, or 4.5%, from $893.5 million at December 31, 2012.  The increase in portfolio loans was due to strong growth of $24 million, or 5.3%, in commercial loans and $19.0 million in consumer loans.  The growth in commercial loans was due primarily to an increase in commercial mortgages in the Albany, New York region, of the Corporation’s Capital Bank division.  The growth in consumer loans was primarily in indirect consumer loans as the Corporation extended into 2013 its loan program with reduced pricing on high quality indirect auto loans.

Residential mortgage loans totaled $198.1 million at June 30, 2013, a decrease of $2.4 million, or 1.2%, from December 31, 2012.  In addition, during the six months ended June 30, 2013, $9.5 million of newly originated residential mortgages were sold in the secondary market to Federal Home Loan Mortgage Corporation, with no additional mortgages sold to the State of New York Mortgage Agency.  During the twelve months ended December 31, 2012, $15.8 million of residential mortgages were sold in the secondary market.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and indirect consumer loans.

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands of dollars):
	June 30, 2013	December 31, 2012
Non-accrual loans	$6,147	$5,667
Non-accrual troubled debt restructurings	1,321	365
Total non-performing loans	$7,468	$6,032
Other real estate owned	588	565
Total non-performing assets	$8,056	$6,597

Ratio of non-performing loans to total loans	0.80%	0.68%
Ratio of non-performing assets to total assets	0.64%	0.53%
Ratio of allowance for loan losses to non-performing loans	151.58%	172.96%

Accruing loans past due 90 days or more	$2,200	$4,484
Accruing troubled debt restructurings	$6,245	$5,364

Non-Performing Loans

The recorded investment in non-performing loans at June 30, 2013 totaled $7.5 million compared to $6.0 million at December 31, 2012, an increase of $1.5 million.  The increase in non-performing loans was due primarily to an increase of $0.9 million in non-accrual commercial mortgages and slight increases in the commercial and agricultural and residential mortgage segments of the loan portfolio.

The recorded investment in accruing loans past due 90 days or more totaled $2.2 million at June 30, 2013 compared with $4.5 million at December 31, 2012.  The decrease was due primarily to a $2.3 million reduction in acquired construction loans not considered by management to be PCI loans, which for a variety of reasons are 90 days or more past their stated maturity dates.  These loans totaled $2.2 million at June 30, 2013.  However, the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

Not included in non-performing loans at June 30, 2013 are $10.2 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in “Note 5 Loans and Allowance for Loan Losses” to the unaudited interim financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of June 30, 2013, the Corporation had $1.3 million of non-accrual TDRs compared with $0.4 million as of December 31, 2012.  As of June 30, 2013, the Corporation had $6.2 million of accruing TDRs compared with $5.4 million as of December 31, 2012.  The increase in total TDRs was due primarily to restructuring the loans of four commercial borrowers that recently experienced financial difficulties.

Impaired Loans

Impaired loans at June 30, 2013 totaled $12.4 million, including performing TDRs of $6.2 million, compared to $12.7 million, including performing TDRs of $5.4 million, at December 31, 2012.  The decrease of $0.3 million was primarily in commercial mortgages.  Included in the impaired loan total at June 30, 2013 are loans totaling $1.8 million for which impairment allowances of $0.8 million have been specifically allocated to the allowance for loan losses.  Included in the impaired loan total at December 31, 2012, are loans totaling $0.8 million for which impairment allowances of $0.2 million have been specifically allocated to the allowance for loan losses.  Not included in the impaired loan totals are acquired loans identified as PCI loans.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio class.  These economic factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans and troubled debt restructurings, (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) impact of the global economy.

The allowance for loan losses was $11.3 million at June 30, 2013, up from $10.4 million at December 31, 2012.  The ratio of allowance for loan losses to total loans was 1.21% at June 30, 2013, up from 1.17% at December 31, 2012.  The increase in the allowance for loan losses was due primarily to loan portfolio growth and allowances for this growth after consideration of the factors discussed above.

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012 (in thousands of dollars, except ratio data):

	Six Months Ended
	June 30, 2013	June 30, 2012
Balance at beginning of period	$10,433	$9,659
Reclassification of acquired loan discount	-	124
Charge-offs:
Commercial and agricultural	18	6
Commercial mortgages	-	57
Residential mortgages	54	73
Consumer loans	398	273
Total charge-offs	470	409
Recoveries:
Commercial and agricultural	294	352
Commercial mortgages	19	30
Residential mortgages	39	-
Consumer loans	124	108
Total recoveries	476	490
Net charge-offs (recoveries)	(6)	(81)
Provision charged to operations	881	529
Balance at end of period	$11,320	$10,393

Ratio of net charge-offs (recoveries) to average loans outstanding	-%	(0.01)%
Ratio of allowance for loan losses to total loans outstanding	1.21%	1.21%

Deposits

A summary of deposits at June 30, 2013 and December 31, 2012 is as follows (in thousands of dollars):

	June 30, 2013	December 31, 2012	Dollar Change	Percent Change
Non-interest-bearing demand deposits	$297,523	$300,610	$(3,087)	(1.03)%
Interest-bearing demand deposits	89,027	90,730	(1,703)	(1.88)%
Insured money market accounts	261,060	243,115	17,945	7.38%
Savings deposits	182,393	173,589	8,804	5.07%
Time deposits	224,965	236,690	(11,725)	(4.95)%
Total	$1,054,968	$1,044,734	$10,234	0.98%

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

Sorted by public, commercial and consumer sources, the $10.2 million growth in deposits was due to increases of $5.4 million in consumer accounts, $3.3 million in public funds and $1.5 million in commercial accounts.  The growth in consumer deposits was due primarily to increases in non-interest-bearing demand deposits, money market accounts and savings deposits.  These items were partially offset by decreases in time deposits and interest-bearing demand deposits.  The growth in public funds was due primarily to increases in savings deposits and interest-bearing demand deposits, partially offset by a decrease in non-interest-bearing demand deposits.  The Corporation had anticipated a decline in time deposits since its strategy was to focus on core checking accounts.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.  The Corporation’s use of brokered deposits as part of its funding strategy complies with the FDIC’s guidance and regulations on the use of brokered deposits by insured banks.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) program.  The CDARS program involves a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Deposits obtained through brokers were $7.8 million as of June 30, 2013 compared with $8.8 million as of December 31, 2012.  Deposits obtained through the CDARS program were $9.3 million as of June 30, 2013 compared with $8.1 million as of December 31, 2012.  The Corporation plans to offer the CDARS program to local municipalities in 2013.

Borrowings

Both the repayment of FHLB term advances and decline in securities sold under agreement to repurchase reflect the decrease of $3.3 million in borrowings during the six months ended June 30, 2013.  As a result of the increase in deposits during the six months ended June 30, 2013, the Corporation decided not to increase borrowings to help fund loan growth.

Shareholders’ Equity

Total shareholders’ equity was $132.7 million at June 30, 2013 compared with $131.1 million at December 31, 2012.  The increase was due primarily to $5.1 million in net income for 2013, partially offset by dividends declared of $2.4 million and an increase of $1.6 million in accumulated other comprehensive loss.  The total shareholders’ equity to total assets ratio was 10.55% at June 30, 2013 compared with 10.50% at December 31, 2012.  The tangible equity to tangible assets ratio was 8.63% at June 30, 2013 compared with 8.53% at December 31, 2012.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve and establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of June 30, 2013, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

Results of Operations

Comparison of Six Months Ended June 30, 2013 and 2012

Net Income

Net income for the six months ended June 30, 2013 was $5.1 million, a decrease of $1.0 million, or 16.4%, compared with $6.1 million for the six months ended June 30, 2012.  Earnings per share for the six months ended June 30, 2013 was $1.09, compared with $1.31 for the six months ended June 30, 2012.  Return on average assets and return on average equity for six months ended June 30, 2013 were 0.81% and 7.65%, respectively, compared with 0.98% and 9.43%, respectively, for the same period in the prior year.

The decline in 2013 earnings was due primarily to a decrease of $0.4 million in net interest income and reductions of $0.3 million in net gain on securities transactions and $0.8 million in pre-tax casualty gains from insurance reimbursements.  In addition, the provision for loan losses increased $0.4 million and non-interest expense increased $0.3 million.  These items were partially offset by an increase of $0.6 million in the remaining non-interest income categories and a reduction of $0.5 million in income taxes.

Net Interest Income

Net interest income, which is the difference between income received on interest-earning assets, such as loans and securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to earnings.

Net interest income for the six months ended June 30, 2013 totaled $23.0 million, a decrease of $0.4 million, or 1.6%, compared with $23.4 million for the same period in the prior year.  Net interest margin was 3.97% for the six months ended June 30, 2013 compared with 4.13% for the same period in the prior year.  The decline in net interest income was primarily due to a 32 basis point decrease in yield on interest-earning assets, partially offset by an increase of $31.2 million in average earning assets.  The decline in net interest margin was due primarily to yields on interest-earning assets decreasing as a faster rate than the cost of interest-bearing liabilities.  The decrease in yield on interest-earning assets was attributable to a 74 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Average Consolidated Balance Sheet and Interest Analysis
The following table sets forth certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for the periods indicated.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

(in thousands of dollars)	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012			Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$919,358	$22,361	4.90%	$809,894	$22,705	5.64%	$929,439	$11,056	4.77%	$823,754	$11,034	5.39%
Taxable securities	191,836	2,117	2.23%	228,926	2,863	2.52%	185,728	986	2.13%	222,104	1,362	2.47%
Tax-exempt securities	44,947	586	2.63%	51,306	676	2.65%	43,205	281	2.61%	50,450	336	2.68%
Interest-bearing deposits	14,105	18	0.25%	48,934	61	0.25%	15,490	10	0.25%	53,765	33	0.25%
Total earning assets	1,170,246	25,082	4.32%	1,139,060	26,305	4.64%	1,173,862	12,333	4.21%	1,150,073	12,765	4.46%

Non-earning assets:
Cash and due from banks	23,178			23,533			22,042			23,163
Premises and equipment, net	25,213			24,851			24,934			24,976
Other assets	47,151			52,998			46,803			51,100
Allowance for loan losses	(10,734)			(10,124)			(10,906)			(10,394)
AFS valuation allowance	12,880			13,639			12,737			13,543
Total	$1,267,934			$1,243,957			$1,269,472			$1,252,461

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$98,452	$49	0.10%	$85,630	$45	0.11%	$93,210	$23	0.10%	$90,269	$24	0.11%
Savings and insured money market deposits	441,152	407	0.19%	405,903	416	0.21%	449,434	208	0.19%	410,518	195	0.21%
Time deposits	230,930	763	0.67%	265,959	1,266	0.96%	228,324	364	0.64%	262,630	595	0.91%
FHLB, other advances and securities sold under agreements to repurchase	59,047	818	2.79%	78,446	1,167	2.99%	58,892	410	2.80%	76,050	571	3.02%
Total interest-bearing liabilities	829,581	2,037	0.49%	835,938	2,894	0.70%	829,860	1,005	0.49%	839,467	1,385	0.66%
Non-interest-bearing liabilities:
Demand deposits	294,302			270,314			294,680			274,159
Other liabilities	10,459			8,481			10,540			8,581
Total liabilities	1,134,342			1,114,733			1,135,080			1,122,207
Shareholders' equity	133,592			129,224			134,392			130,254
Total	$1,267,934			$1,243,957			$1,269,472			$1,252,461
Net interest income		$23,045			$23,411			$11,328			$11,380
Net interest rate spread(1)			3.83%			3.94%			3.72%			3.80%
Net interest margin(2)			3.97%			4.13%			3.87%			3.98%

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

(in thousands of dollars)	Six Months Ended June 30, 2013 vs. 2012			Three Months Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest and dividends earned on:
Loans	$2,825	$(3,170)	$(345)	$1,350	$(1,327)	$23
Taxable securities	(435)	(310)	(745)	(205)	(171)	(376)
Tax-exempt securities	(85)	(5)	(90)	(47)	(8)	(55)
Interest-bearing deposits	(44)	1	(43)	(24)	-	(24)
Total earning assets	$2,261	$(3,484)	$(1,223)	$1,074	$(1,506)	$(432)

Interest paid on:
Demand deposits	$6	$(2)	$4	$1	$(2)	$(1)
Savings and insured money market deposits	34	(43)	(9)	18	(5)	13
Time deposits	(152)	(351)	(503)	(70)	(161)	(231)
FHLB, other advances and securities sold under agreements to repurchase	(276)	(73)	(349)	(121)	(40)	(161)
Total interest-bearing liabilities	$(388)	$(469)	$(857)	$(172)	$(208)	$(380)

Net interest income	$2,649	$(3,015)	$(366)	$1,246	$(1,298)	$(52)

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2013 totaled $0.9 million compared with $0.5 million for the six months ended June 30, 2012.

Non-Interest Income

Non-interest income for the six months ended June 30, 2013 totaled $8.5 million, a decrease of $0.5 million, or 5.6%, compared with $9.0 million for the same period in the prior year.  The decline was due primarily to reductions of $0.8 million in casualty gains from insurance reimbursements and $0.3 million in net gain on securities transactions.  These items were partially offset by increases in Wealth Management Group fee income, service charges on deposit accounts and net gain on sales of loans held for sale.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2013 totaled $23.1 million, an increase of $0.3 million, or 1.3%, compared with $22.8 million for the same period in the prior year.  The increase was due primarily to increases of $0.4 million in salaries and wages and $0.1 million in net occupancy expense.  These items were primarily offset by decreases of $0.2 million in marketing and advertising expense and $0.1 million in amortization of intangible assets.  The increase in salaries and wages was due primarily to compensation related to merit increases and incentive compensation.

Income Taxes

Income tax expense for the six months ended June 30, 2013 totaled $2.5 million, a decrease of $0.5 million, compared with $3.0 million for the same period in the prior year.  Income tax expense reflects an effective tax rate of 32.8% for the six months ended June 30, 2013 compared with 33.2% for the same period in the prior year.  The decrease in the effective tax rate was due primarily to an increase in the relative percentage of tax exempt income to pre-tax income.

Comparison of Three Months Ended June 30, 2013 and 2012

Net Income

Net income for the three months ended June 30, 2013 was $2.7 million, an increase of $0.3 million, or 8.6%, compared with $2.4 million for the three months ended June 30, 2012.  Earnings per share for the three months ended June 30, 2013 was $0.57 compared with $0.53 for the three months ended June 30, 2012.  Return on average assets and return on average equity for the three months ended June 30, 2013 were 0.84% and 7.92%, respectively, compared with 0.78% and 7.55%, respectively, for the same period in the prior year.

The increase in net income for the three months ended June 30, 2013 was due primarily to an increase of $0.4 million in non-interest income and a reduction of $0.5 million in non-interest expense.  These items were partially offset by increases of $0.4 million in the provision for loan losses and $0.2 million in income taxes.

Net Interest Income

Net interest income for the three months ended June 30, 2013 totaled $11.3 million, a decrease of $0.1 million, or 0.5%, compared with $11.4 million for the same period in the prior year.  Net interest margin was 3.87% for the three months ended June 30, 2013 compared with 3.98% for the same period in the prior year.  The decline in net interest income was due primarily to a 25 basis point decrease in the yield on interest-earning assets, partially offset by an increase of $23.8 million in average earning assets.  The decline in net interest margin was primarily due to yields on interest-earning assets decreasing at a faster rate than the cost of interest-bearing liabilities.  The decrease in yield on interest-earning assets was attributable to a 62 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2013 totaled $0.5 million compared with $0.1 million for the three months ended June 30, 2012.

Non-Interest Income

Non-interest income for the three months ended June 30, 2013 totaled $4.5 million, an increase of $0.4 million, or 8.8%, compared with $4.1 million for the same period in the prior year.  The increase was due primarily to increases in Wealth Management fee income, service charges on deposit accounts and net gain on sales of loans held for sale.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2013 totaled $11.4 million, a decrease of $0.5 million, or 4.1%, compared with $11.9 million for the same period in the prior year.  The decrease was primarily due to decreases of $0.2 million in professional services and $0.2 million in marketing and advertising expense.  The decrease in professional services was due primarily to annual tax preparation costs for the Wealth Management Group recorded in the first quarter of 2013 compared to the second quarter of 2012 for the same costs.

Income Taxes

Income tax expense for the three months ended June 30, 2013 totaled $1.3 million, an increase of $0.2 million, compared with $1.1 million for the same period in the prior year.  Income tax expense reflects an effective tax rate of 33.0% for the three months ended June 30, 2013 compared with 31.3% for the same period in the prior year.  The increase in the effective tax rate was due primarily to a decrease in the relative percentage of tax exempt income to pre-tax income.

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

The Corporation is a member of the FHLB, which allows it to access borrowings that enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $85.4 million and $104.5 million at June 30, 2013 and December 31, 2012, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at June 30, 2013 and December 31, 2012.

During the six months ended June 30, 2013, cash and cash equivalents decreased $15.5 million.  The major sources of cash included proceeds from sales, maturities, calls and principal reductions on securities totaling $45.6 million, $11.1 million provided by operating activities and an increase of $10.2 million in deposits.  These proceeds were used primarily to fund purchases of securities totaling $36.5 million, a $40.5 million net increase in loans and a $3.3 million decrease in borrowings.

As of June 30, 2013, the Bank’s Tier I leverage ratio, Tier I and total risk-based capital ratios were 8.59%, 11.07% and 12.56%, respectively.  All of the ratios were in excess of those required to be considered well-capitalized under regulatory capital standards.

During the six months ended June 30, 2013, the Corporation declared cash dividends totaling $0.52 per share compared with $0.50 per share for the same period in the prior year.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates.  At June 30, 2013, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 8.86% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 7.45%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.01% and 11.20%, respectively.  Both are within the Corporation's policy guideline of 15%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At June 30, 2013, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 4.82% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.75%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 2.92% and 7.70%, respectively.  Both are within the Corporation's policy guideline of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the six months ended June 30, 2013.
Subsequent Event

On July 10, 2013, the Bank, the wholly-owned banking subsidiary of the Corporation entered into a Purchase and Assumption Agreement with Bank of America, National Association (“BOA”) pursuant to which the Bank agreed to acquire certain assets and assume certain liabilities of six BOA branch offices located in Auburn, Cortland, Ithaca and Seneca Falls, New York. Subject to the terms of the Purchase Agreement, the Bank will acquire approximately $261.0 million in deposits and $1.6 million in loans, for a purchase price equal to the sum of a deposit premium of 1.5% based on the 30-day average balances prior to the close of the transaction, the aggregate net book value of all assets and accrued interest on the loans acquired.  The Bank will not receive any loans that are past due 30 days or more on the closing date.  The deposits acquired will initially be used to fund the purchase of short-term investments in the securities portfolio.  The maturities and cash flows of these securities will be structured to provide funding of the anticipated deployment into new commercial and consumer loans expected to be originated in the near future.  The transaction, which is subject to regulatory approval, is expected to close in the fourth quarter of 2013.  Additional information concerning this transaction was included in the Corporation’s Current Report on Form 8-K filed with the SEC on July 12, 2013.

ITEM 3:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Risk."

ITEM 4:                      CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2013 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2013.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.				OTHER INFORMATION
ITEM 1.				LEGAL PROCEEDINGS
For information related to this item, please see Note 9 to the Corporation’s financial statements included herein.

ITEM 1A.				RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

ITEM 2.				Unregistered Sales of Equity Securities and Use of Proceeds
(c)				Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/13-4/30/13	-	$-	-	121,906
5/1/13-5/31/13	-	$-	-	121,906
6/1/13-6/30/13	-	$-	-	121,906
Quarter ended 6/30/13	-	$-	-	121,906

(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock.  This plan replaces the plan approved on November 2009, which expired in November 2012.  Purchases may be made from time to time on the open-market or in private negotiated transactions and will be at the discretion of management.  For the period ending June 30, 2013, a total of 3,094 shares had been purchased under this plan.

ITEM 6.	EXHIBITS
The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation’s Securities Exchange Act File number is 000-13888.

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 8, 2013	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: August 8, 2013	By: /s/ Mark A. Severson
Mark A. Severson, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation’s Securities Exchange Act File number is 000-13888

3.1  Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  (Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

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