Form 10-Q
period 2013-09-30
CHEMUNG FINANCIAL CORP
filed 2013-11-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2013
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on November 6, 2013 was 4,594,315.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements-Unaudited

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS
Cash and due from financial institutions	$37,490,812	$29,239,309
Interest-bearing deposits in other financial institutions	2,438,437	11,001,912
Total cash and cash equivalents	39,929,249	40,241,221

Trading assets, at fair value	313,021	348,241

Securities available for sale, at estimated fair value	259,275,117	239,685,763
Securities held to maturity, estimated fair value of $7,047,300 at September 30, 2013 and $6,421,486 at December 31, 2012	6,543,785	5,748,453
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	6,724,950	4,710,300
Loans, net of deferred origination fees and costs, and unearned income	967,634,345	893,516,941
Allowance for loan losses	(11,855,971)	(10,432,650)
Loans, net	955,778,374	883,084,291
Loans held for sale	866,430	1,057,309
Premises and equipment, net	25,086,834	25,484,385
Goodwill	21,824,443	21,824,443
Other intangible assets, net	4,481,019	5,143,820
Bank owned life insurance	2,774,487	2,711,681
Accrued interest receivable and other assets	17,493,059	18,119,801

Total assets	$1,341,090,768	$1,248,159,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$297,053,277	$300,610,463
Interest-bearing	791,392,176	744,123,551
Total deposits	1,088,445,453	1,044,734,014

Securities sold under agreements to repurchase	30,499,228	32,710,650
Federal Home Loan Bank overnight advances	49,100,000	-
Federal Home Loan Bank term advances	26,045,925	27,225,363
Accrued interest payable and other liabilities	12,194,266	12,374,744
Total liabilities	1,206,284,872	1,117,044,771

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2013 and December 31, 2012	53,101	53,101
Additional-paid-in capital	45,555,333	45,357,073
Retained earnings	110,740,100	107,078,182
Treasury stock, at cost (715,761 shares at September 30, 2013, 728,680 shares at December 31, 2012)	(18,265,940)	(18,566,490)
Accumulated other comprehensive loss	(3,276,698)	(2,806,929)

Total shareholders' equity	134,805,896	131,114,937

Total liabilities and shareholders' equity	$1,341,090,768	$1,248,159,708
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30
Interest and dividend income:	2013	2012	2013	2012
Loans, including fees	$33,605,486	$34,078,132	$11,245,062	$11,373,583
Taxable securities	3,120,023	4,142,224	1,002,968	1,306,484
Tax exempt securities	844,736	976,622	258,478	300,374
Interest-bearing deposits	20,539	122,693	2,848	34,573
Total interest and dividend income	37,590,784	39,319,671	12,509,356	13,015,014

Interest expense:
Deposits	1,790,994	2,486,771	572,385	759,778
Securities sold under agreements to repurchase	644,602	763,343	213,800	231,043
Borrowed funds	593,798	868,131	206,520	234,155
Total interest expense	3,029,394	4,118,245	992,705	1,224,976
Net interest income	34,561,390	35,201,426	11,516,651	11,790,038
Provision for loan losses	1,755,188	753,897	873,704	225,000
Net interest income after provision for loan losses	32,806,202	34,447,529	10,642,947	11,565,038

Other operating income:
Wealth management group fee income	5,448,240	5,170,016	1,813,113	1,667,628
Service charges on deposit accounts	3,377,489	3,143,061	1,222,445	1,110,897
Net gain on securities transactions	1,228	300,516	-	597
Net gain on sales of loans held for sale	424,867	270,265	133,698	125,885
Casualty gains	-	790,248	-	9,813
Net gains (losses) on sales of other real estate owned	33,448	(72,004)	17,452	(67,503)
Income from bank owned life insurance	62,806	64,840	21,120	21,571
Other	3,499,290	3,328,328	1,142,825	1,123,831
Total other operating income	12,847,368	12,995,270	4,350,653	3,992,719

Other operating expenses:
Salaries and wages	14,138,310	13,710,584	4,721,318	4,661,858
Pension and other employee benefits	4,161,178	4,137,878	1,372,179	1,381,401
Net occupancy expenses	4,016,094	3,849,173	1,315,098	1,269,165
Furniture and equipment expenses	1,599,896	1,599,842	514,369	503,995
Data processing expense	3,432,772	3,279,379	1,192,035	971,601
Professional services	713,039	694,756	187,571	185,619
Amortization of intangible assets	662,801	808,258	213,723	260,069
Marketing and advertising expense	781,804	915,632	296,947	270,567
Other real estate owned expenses	137,844	286,137	75,476	154,238
FDIC insurance	625,216	615,360	205,845	205,317
Merger and acquisition related expenses	216,968	30,145	216,968	21,600
Loan expense	537,592	548,165	202,474	223,120
Other	3,905,449	3,677,793	1,298,699	1,231,911
Total other operating expenses	34,928,963	34,153,102	11,812,702	11,340,461
Income before income tax expense	10,724,607	13,289,697	3,180,898	4,217,296
Income tax expense	3,479,062	4,397,279	1,001,728	1,383,451
Net income	$7,245,545	$8,892,418	$2,179,170	$2,833,845
Weighted average shares outstanding	4,658,199	4,639,985	4,660,336	4,641,547
Basic and diluted earnings per share	$1.56	$1.92	$0.47	$0.61

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

Net income	$7,245,545	$8,892,418	$2,179,170	$2,833,845

Other comprehensive income
Unrealized holding (losses) gains on securities available for sale	(1,900,709)	1,633,195	1,403,995	959,668
Reclassification adjustment gains realized in net income	(1,228)	(300,516)	-	(597)
Net unrealized (losses) gains	(1,901,937)	1,332,679	1,403,995	959,071
Tax effect	(731,105)	544,460	539,696	368,668
Net of tax amount	(1,170,832)	788,219	864,299	590,403

Change in funded status of defined benefit pension plan and other benefit plans
Reclassification adjustment for amortization of prior service costs	(62,358)	(62,358)	(20,786)	(20,786)
Reclassification adjustment for amortization of net actuarial loss	1,201,594	1,006,644	400,508	335,548
Total before tax effect	1,139,236	944,286	379,722	314,762
Tax effect	438,173	362,982	145,672	120,994
Net of tax amount	701,063	581,304	234,050	193,768

Total other comprehensive (loss) income	(469,769)	1,369,523	1,098,349	784,171

Comprehensive income	$6,775,776	$10,261,941	$3,277,519	$3,618,016

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440
Net income	-	-	8,892,418	-	-	8,892,418
Other comprehensive income	-	-	-	-	1,369,523	1,369,523
Restricted stock awards	-	61,062	-	-	-	61,062
Restricted stock units for directors' deferred compensation plan	-	65,151	-	-	-	65,151
Cash dividends declared ($.75 per share)	-	-	(3,429,775)	-	-	(3,429,775)
Distribution of 10,238 shares of treasury stock for directors' compensation	-	(28,121)	-	261,069	-	232,948
Distribution of 3,453 shares of treasury stock for employee compensation	-	(8,052)	-	88,052	-	80,000
Distribution of 3,240 shares of treasury stock for deferred directors’ compensation	-	(81,747)	-	82,588	-	841
Distribution of 2,095 shares of treasury stock for employee restricted stock awards	-	(53,412)	-	53,412	-	-
Purchase of 23,120 shares of treasury stock	-	-	-	(579,051)	-	(579,051)
Sale of 10,100 shares of treasury stock	-	101	-	257,449		257,550
Balances at September 30, 2012	$53,101	$45,537,843	$106,091,543	$(18,730,525)	$(71,855)	$132,880,107

Balances at December 31, 2012	$53,101	$45,357,073	$107,078,182	$(18,566,490)	$(2,806,929)	$131,114,937
Net income	-	-	7,245,545	-	-	7,245,545
Other comprehensive income	-	-	-	-	(469,769)	(469,769)
Restricted stock awards	-	106,326	-	-	-	106,326
Restricted stock units for directors' deferred compensation plan	-	74,180	-	-	-	74,180
Cash dividends declared ($.78 per share)	-	-	(3,583,627)	-	-	(3,583,627)
Distribution of 7,969 shares of treasury stock for directors' compensation	-	13,896	-	203,050	-	216,946
Distribution of 3,356 shares of treasury stock for deferred directors’ compensation	-	(74,623)	-	85,577	-	10,954
Distribution of 4,116 shares of treasury stock for employee compensation	-	7,278	-	104,876	-	112,154
Purchase of 3,094 shares of treasury stock	-	-	-	(92,630)	-	(92,630)
Sale of 2,369 shares of treasury stock	-	10,518	-	60,362	-	70,880
Forfeit 1,797 shares of restricted stock awards	-	60,685	-	(60,685)		-
Balances at September 30, 2013	$53,101	$45,555,333	$110,740,100	$(18,265,940)	$(3,276,698)	$134,805,896

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$7,245,545	$8,892,418
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	662,801	808,258
Provision for loan losses	1,755,188	753,897
Depreciation and amortization of fixed assets	2,232,587	2,187,234
Amortization of premiums on securities, net	1,692,700	1,343,743
Gains on sales of loans held for sale, net	(424,867)	(270,265)
Proceeds from sales of loans held for sale	15,382,872	8,992,854
Loans originated and held for sale	(14,767,126)	(9,491,912)
Net gains on trading assets	(26,666)	(28,261)
Net gains on securities transactions	(1,228)	(300,516)
Proceeds from sales of trading assets	111,541	96,498
Purchase of trading assets	(49,655)	(48,851)
Net (gains) losses on sale of other real estate owned	(33,448)	72,004
(Increase) decrease in other assets	(1,343,566)	4,294,238
Decrease in prepaid FDIC assessment	1,969,526	559,406
Decrease in accrued interest payable	(113,986)	(337,246)
Expense related to restricted stock units for directors' deferred compensation plan	74,180	65,151
Expense related to employee stock compensation	112,154	80,000
Expense related to employee stock awards	106,326	61,062
Increase (decrease) in other liabilities	409,573	(820,424)
Income from bank owned life insurance	(62,806)	(64,840)
Net cash provided by operating activities	14,931,645	16,844,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	10,533,633	70,370,086
Proceeds from maturities and principal collected on securities available for sale	36,204,217	21,396,640
Proceeds from maturities and principal collected on securities held to maturity	5,378,939	3,731,924
Purchases of securities available for sale	(69,920,613)	(64,276,418)
Purchases of securities held to maturity	(6,174,271)	(1,582,507)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(8,915,350)	(26,250)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	6,900,700	775,100
Purchases of premises and equipment	(1,835,036)	(2,287,654)
Proceeds from sales of other real estate owned	137,200	294,229
Net increase in loans	(74,552,241)	(78,356,344)
Net cash used by investing activities	(102,242,822)	(49,961,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	58,463,290	112,724,881
Net decrease in time deposits	(14,751,851)	(28,042,200)
Net decrease in securities sold under agreements to repurchase	(2,211,422)	(4,189,186)
Increase of Federal Home Loan Bank overnight advances	49,100,000	-
Repayments of Federal Home Loan Bank long term advances	(1,179,438)	(15,298,177)
Purchase of treasury stock	(92,630)	(579,051)
Sale of treasury stock	60,362	257,449
Cash dividends paid	(2,389,106)	(3,427,087)
Net cash provided by financing activities	86,999,205	61,446,629
Net (decrease) increase in cash and cash equivalents	(311,972)	28,329,883
Cash and cash equivalents, beginning of period	40,241,221	52,901,853
Cash and cash equivalents, end of period	$39,929,249	$81,231,736

(continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,143,380	$4,501,350
Income Taxes	$4,310,174	$3,500
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$102,970	$512,686
Dividends declared, not yet paid	$1,194,521	$1,143,770

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

Organization and Principles of Consolidation

Chemung Financial Corporation (the “Corporation”) is a bank holding company headquartered in Elmira, New
York.  The Corporation provides a wide range of financial and fiduciary services through its wholly-owned subsidiaries, Chemung Canal Trust Company (the “Bank”), a state chartered bank, and CFS Group, Inc., a non-
bank financial services company.  The Corporation and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.  The unaudited consolidated financial statements include the accounts of the Corporation, the Bank and CFS Group, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation.  These reclassifications had no impact on previously reported net income.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes.  Primary areas involving the use of estimates and assumptions include the allowance for loan losses, other-than-temporary impairment of securities, the carrying amount of goodwill and the amortization of other intangible assets.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying unaudited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

NOTE 2                      EARNING PER COMMON SHARE

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Restricted stock awards are grants of participating securities.  The impact of the participating securities on earnings per share is not material.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,658,199 and 4,639,985 weighted average shares outstanding for the nine-
month periods ended September 30, 2013 and 2012, and 4,660,336 and 4,641,547 weighted average shares outstanding for the three-month periods ended September 30, 2013 and 2012, respectively.  There were no dilutive common stock equivalents during the three or nine-month periods ended September 30, 2013 or 2012.

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

NOTE 4                      SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows:

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$162,811,654	$2,249,365	$431,143	$164,629,876
Mortgage-backed securities, residential	37,566,626	1,466,571	210	39,032,987
Collateralized mortgage obligations	1,475,620	25,081	-	1,500,701
Obligations of states and political subdivisions	34,172,574	1,066,825	4,862	35,234,537
Corporate bonds and notes	7,389,928	105,671	11,266	7,484,333
SBA loan pools	1,512,692	27,582	-	1,540,274
Trust Preferred securities	2,525,133	141,392	114,725	2,551,800
Corporate stocks	690,354	6,612,224	1,969	7,300,609
Total	$248,144,581	$11,694,711	$564,175	$259,275,117

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$138,041,393	$3,549,821	$-	$141,591,214
Mortgage-backed securities, residential	29,591,883	1,923,366	-	31,515,249
Collateralized mortgage obligations	3,494,642	48,718	-	3,543,360
Obligations of states and political subdivisions	39,174,595	1,641,510	1,383	40,814,722
Corporate bonds and notes	11,412,167	239,468	-	11,651,635
SBA loan pools	1,682,736	41,404	-	1,724,140
Trust preferred securities	2,519,379	134,959	183,425	2,470,913
Corporate stocks	736,495	5,645,753	7,718	6,374,530
Total	$226,653,290	$13,224,999	$192,526	$239,685,763

Amortized cost and estimated fair value of securities held to maturity are as follows:

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,523,105	$484,520	$-	$6,007,625
Time deposits with other financial institutions	1,020,680	18,995	-	1,039,675
Total	$6,543,785	$503,515	$-	$7,047,300

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,748,453	$673,033	$-	$6,421,486

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately:

	September 30, 2013
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$32,358,309	$32,675,479	$2,086,483	$2,124,736
After One, But Within Five Years	157,176,957	159,943,408	3,069,714	3,305,202
After Five, But Within Ten Years	16,734,998	16,767,359	1,387,588	1,617,362
After Ten Years	629,025	514,300	-	-
	206,899,289	209,900,546	6,543,785	7,047,300
Mortgage-backed securities, residential	37,566,626	39,032,987
Collateralized mortgage obligations	1,475,620	1,500,701
SBA loan pools	1,512,692	1,540,274
Total	$247,454,227	$251,974,508	$6,543,785	$7,047,300

The proceeds from sales and calls of securities resulting in gains or losses at September 30, 2013 and September 30, 2012 are listed below:

	2013	2012
Proceeds	$10,533,633	$70,370,086
Gross gains	$1,228	$300,516
Gross losses	$-	$-
Tax expense	$472	$115,518

The following tables summarize the investment securities available for sale with unrealized losses at September
30, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored Enterprises	$61,924,270	$431,143	$-	$-	$61,924,270	$431,143
Mortgage-backed securities, residential	113,804	210	-	-	113,804	210
Obligations of states and political subdivisions	1,003,268	4,579	250,635	283	1,253,903	4,862
Corporate bonds	2,735,068	11,266	-	-	2,735,068	11,266
Trust preferred securities	-	-	514,300	114,725	514,300	114,725
Corporate stocks	-	-	1,668	1,969	1,668	1,969
Total temporarily impaired securities	$65,776,410	$447,198	$766,603	$116,977	$66,543,013	$564,175

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Obligations of states and political subdivisions	$-	$-	$430,166	$1,383	$430,166	$1,383
Trust preferred securities	-	-	445,600	183,425	445,600	183,425
Corporate stocks	-	-	45,912	7,718	45,912	7,718
Total temporarily impaired securities	$-	$-	$921,678	$192,526	$921,678	$192,526

Other-Than-Temporary Impairment

As of September 30, 2013, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to obligations of U.S. Government and U.S. Government sponsored enterprises.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

As of September 30, 2013, $114,725 of the Corporation's unrealized losses in the investment securities portfolio related to a CDO consisting of a pool of trust preferred securities. The decline in fair value on this security is primarily attributable to the financial crisis and resulting credit deterioration and financial condition of the underlying issuers, all of which are financial institutions.  This deterioration may affect the future receipt of both principal and interest payments on this security.  This fact combined with the current illiquidity in the market makes it unlikely that the Corporation would be able to recover its investment in this security if it was sold at this time.

Our analysis of this investment includes a $629,025 amortized cost of a CDO consisting of a pool of trust preferred securities.  This security was rated high quality at inception, but at September 30, 2013 Moody's rated this security as Caa3, which is defined as substantial risk of default.  The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during each quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

Upon completion of the September 30, 2013 analysis, our model indicated no additional OTTI on this CDO.  This security remained classified as available for sale and quarterly interest payments continue to be made.

When conducting the September 30, 2013 analysis, the present value of expected future cash flows using a discount rate equal to the yield in effect at the time of purchase was compared to the previous quarters' analysis.
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
Total OTTI recognized in accumulated other comprehensive income was $74,482 and $117,118, net of tax for securities available for sale at September 30, 2013 and December 31, 2012, respectively.

The tables below present a roll forward of the cumulative credit losses recognized in earnings for the three and nine-month periods ending September 30, 2013 and 2012:

	2013	2012
Beginning balance, January 1,	$3,506,073	$3,506,073
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, September 30,	$3,506,073	$3,506,073

Beginning balance, July 1,	$3,506,073	$3,506,073
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, September 30,	$3,506,073	$3,506,073

NOTE 5                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:

	September 30, 2013	December 31, 2012
Commercial and agricultural:
Commercial and industrial	$140,152,331	$133,154,615
Agricultural	623,656	696,666
Commercial mortgages:
Construction	21,752,696	43,269,303
Commercial mortgages	338,428,531	276,928,123
Residential mortgages	194,042,042	200,475,097
Consumer loans:
Credit cards	1,682,987	1,851,145
Home equity lines and loans	93,416,651	87,045,421
Indirect consumer loans	157,257,713	130,573,200
Direct consumer loans	20,277,738	19,523,371
Total loans, net of deferred origination fees and costs, and unearned income	$967,634,345	$893,516,941
Interest receivable on loans	2,260,266	2,383,998
Total recorded investment in loans	$969,894,611	$895,900,939

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine-month periods ending September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650
Charge Offs:	(186,045)	(44,049)	(53,753)	(909,414)	-	(1,193,261)
Recoveries:	453,461	53,402	65,124	289,407	-	861,394
Net recoveries (charge offs)	267,416	9,353	11,371	(620,007)	-	(331,867)
Provision	82,523	976,409	(25,311)	747,713	(26,146)	1,755,188
Ending balance	$2,057,535	$5,413,460	$1,551,631	$2,833,345	$-	$11,855,971

	Nine Months Ended
	September 30, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143,372	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,319
Reclassification of acquired loan discount	73,227	50,332	-	-	-	123,559
Charge Offs:	(5,792)	(88,371)	(82,442)	(342,867)	-	(519,472)
Recoveries:	591,498	43,031	-	176,139	-	810,668
Net recoveries (charge-offs)	585,706	(45,340)	(82,442)	(166,728)	-)	291,196
Provision	(1,165,842)	769,461	232,793	884,943	32,542	753,897
Ending balance	$2,636,463	$3,344,602	$1,460,000	$2,910,944	$475,962	$10,827,971

	Three Months Ended September 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,878,697	$5,134,410	$1,515,424	$2,791,694	$-	$11,320,225
Charge Offs:	(167,570)	(44,049)	-	(511,631)	-	(723,250)
Recoveries:	158,765	34,126	26,514	165,887	-	385,292
Net recoveries (charge offs)	(8,805)	(9,923)	26,514	(345,744)	-	(337,958)
Provision	187,643	288,973	9,693	387,395	-	873,704
Ending balance	$2,057,535	$5,413,460	$1,551,631	$2,833,345	$-	$11,855,971

	Three Months Ended September 30, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,004,211	$3,075,712	$1,424,816	$2,474,185	$413,648	$10,392,572
Charge Offs:	-	(31,019)	(9,829)	(69,439)	-	(110,287)
Recoveries:	239,735	12,535	-	68,416	-	320,686
Net recoveries (charge offs)	239,735	(18,484)	(9,829)	(1,023)	-	210,399
Provision	(607,483)	287,374	45,013	437,782	62,314	225,000
Ending balance	$2,636,463	$3,344,602	$1,460,000	$2,910,944	$475,962	$10,827,971

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012:

	September 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$592,108	$485,209	$-	$4,020	$-	$1,081,337
Collectively evaluated for impairment	1,465,427	4,062,647	1,531,953	2,829,325	-	9,889,352
Acquired with deteriorated credit quality	-	865,604	19,678	-	-	885,282
Total ending allowance balance	$2,057,535	$5,413,460	$1,551,631	$2,833,345	$-	$11,855,971

	December 31, 2012
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$133,437	$59,201	$-	$-	$-	$192,638
Collectively evaluated for impairment	1,459,432	3,533,365	1,565,571	2,705,639	26,146	9,290,153
Acquired with deteriorated credit quality	114,727	835,132	-	-	-	949,859
Total ending allowance balance	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650
-
	September 30, 2013
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,608,351	$9,002,624	$121,527	$132,533	$11,865,035
Loans collectively evaluated for impairment	137,775,852	343,187,539	194,172,367	273,149,608	948,285,366
Loans acquired with deteriorated credit quality	702,070	8,784,945	257,195	-	9,744,210
Total ending loans balance	$141,086,273	$360,975,108	$194,551,089	$273,282,141	$969,894,611

	December 31, 2012
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,907,395	$10,620,274	$131,909	$-	$12,659,578
Loans collectively evaluated for impairment	131,045,609	301,172,164	200,622,600	239,689,455	872,529,828
Loans acquired with deteriorated credit quality	1,241,418	9,225,847	244,268	-	10,711,533
Total ending loans balance	$134,194,422	$321,018,285	$200,998,777	$239,689,455	$895,900,939

The following tables present loans individually evaluated for impairment recognized by class of loans as of September 30, 2013 and December 31, 2012, the average recorded investment and interest income recognized by class of loans as of the three and nine-month periods ended September 30, 2013 and 2012:

	September 30, 2013			December 31, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial & industrial	$1,542,743	$1,543,755	$-	$2,059,027	$1,462,157	$-
Commercial mortgages:
Construction	2,008,009	1,998,022	-	5,168,353	5,166,853	-
Commercial mortgages	5,447,063	5,458,928	-	5,678,565	5,090,399	-
Residential mortgages	121,527	121,527	-	131,909	131,909	-
Consumer loans:
Home equity lines & loans	72,495	74,320	-	-	-	-
With an allowance recorded:
Commercial and agricultural:
Commercial & industrial	1,064,032	1,064,595	592,108	446,330	445,238	133,437
Commercial mortgages:
Commercial mortgages	1,556,492	1,545,675	485,209	364,423	363,022	59,201
Consumer loans:
Home equity lines & loans	57,876	58,213	4,020	-	-	-
Total	$11,870,237	$11,865,035	$1,081,337	$13,848,607	$12,659,578	$192,638

	Nine-Months Ended September 30, 2013		Nine-Months Ended September 30, 2012		Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and agricultural:
Commercial & industrial	$1,528,613	$52,269	$843,910	$-	$1,599,481	$17,710	$177,457	$-
Commercial mortgages:
Construction	3,625,534	64,027	10,454	-	2,576,130	21,577	10,454	-
Commercial mortgages	5,628,724	184,027	932,358	-	5,564,316	65,898	1,081,307	-
Residential mortgages	126,801	-	117,737	-	123,473	-	74,441	-
Consumer loans:
Home equity lines & loans	41,158	1,352	14,892	2,289	59,546	671	-	-
With an allowance recorded:
Commercial and agricultural:
Commercial & industrial	640,288	-	2,328,728	-	818,645	-	2,295,003	-
Commercial mortgages:
Construction	-	-	4,148	-	-	-	-	-
Commercial mortgages	847,220	-	1,712,578	-	1,333,381	-	830,049	-
Residential mortgages	-	-	32,001	-	-	-	64,003	-
Consumer loans:
Home equity lines & loans	43,601	2,343	-	-	58,177	1,094	-	-
Direct consumer loans	3,813	-	-	-	-	-	-	-
Total	$12,485,752	$304,198	$5,996,806	$2,289	$12,133,149	$106,950	$4,532,714	$-
(1)	Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of September 30, 2013 and December 31, 2012:

September 30, 2013	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial & industrial	$138,320,091	$35,277	$-	$702,070	$1,403,804	$140,461,242
Agricultural	625,031	-	-	-	-	625,031
Commercial mortgages:
Construction	19,028,779	-	1,455,128	773,841	542,893	21,800,641
Commercial mortgages	328,305,500	668,762	-	8,011,104	2,189,101	339,174,467
Residential mortgages	189,025,630	2,555,389	-	257,195	2,712,875	194,551,089
Consumer loans:
Credit cards	1,656,644	16,839	9,504	-	-	1,682,987
Home equity lines & loans	92,808,417	215,994	-	-	613,363	93,637,774
Indirect consumer loans	156,271,223	1,232,135	-	-	118,706	157,622,064
Direct consumer loans	20,237,164	39,679	-	-	62,473	20,339,316
Total	$946,278,479	$4,764,075	$1,464,632	$9,744,210	$7,643,215	$969,894,611
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2013.

December 31, 2012	Current	30-89 Days Past Due	90 Days or more Past Due and accruing		Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial & industrial	$131,404,371	$183,269	$-		$1,241,418	$666,912	$133,495,970
Agricultural	698,452	-	-		-	-	698,452
Commercial mortgages:
Construction	36,988,222	294,565	4,481,066		1,182,037	434,338	43,380,228
Other	266,261,798	1,750,806	-		8,043,810	1,581,643	277,638,057
Residential mortgages	194,185,617	4,145,868	-	`	244,268	2,423,024	200,998,777
Consumer loans:
Credit cards	1,847,837	-	3,308		-	-	1,851,145
Home equity lines & loans	86,486,781	211,739	-		-	571,365	87,269,885
Indirect consumer loans	129,789,672	852,818	-		-	335,285	130,977,775
Direct consumer loans	19,481,693	89,619	-		-	19,338	19,590,650
Total	$867,144,443	$7,528,684	$4,484,374		$10,711,533	$6,031,905	$895,900,939
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2012.

Troubled Debt Restructurings:

As of September 30, 2013 and December 31, 2012, the Corporation has a recorded investment in troubled debt restructurings of $7,245,570 and $5,728,610, respectively.  There were specific reserves of $241,973 allocated for troubled debt restructurings at September 30, 2013 and no specific reserves allocated at December 31, 2012.  As of September 30, 2013, troubled debt restructurings totaling $6,152,581 were accruing interest under the modified terms and $1,092,989 were on non-accrual status.  As of December 31, 2012, troubled debt restructurings totaling
$5,363,712 were accruing interest under the modified terms and $364,898 were on non-accrual status.  The
Corporation has committed to lend additional amounts totaling up to $100,000 and $130,000 as of September 30,
2013 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ended September 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following:
reduced scheduled payments for greater than 3 months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2013 and September 30, 2012:

Nine months ended September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial & industrial	4	$841,162	$841,162
Commercial mortgages:
Commercial mortgages	1	133,000	133,000
Consumer loans:
Home equity lines & loans	3	134,225	134,225
Total	8	$1,108,387	$1,108,387

Nine months ended September 30, 2012
Troubled debt restructurings:
Commercial and agricultural:
Commercial & industrial	1	$74,838	$74,838
Consumer loans:
Home equity lines & loans	1	$58,823	58,823
Total	2	$133,661	$133,661

The troubled debt restructurings described above increased the allowance for loan losses by $96,910 and resulted in no charge offs during the nine months ended September 30, 2013.  The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in no charge offs during the nine months ended
September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2013 and September 30, 2012:

Three months ended September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Consumer loans:
Home equity lines & loans	1	$30,638	$30,638
Total	1	$30,638	$30,638

Three months ended September 30, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial & industrial	1	$74,838	$74,838
Total	1	$74,838	$74,838

The troubled debt restructurings described above increased the allowance for loan losses by $40,445 and resulted in no charge offs during the three months ending September 30, 2013.  The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ending
September 30, 2012.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the nine months ending September 30, 2013 or September 30, 2012, within twelve months following the modification.
Additionally there were no payment defaults on any loans previously modified as troubled debt restructurings during the three months ending September 30, 2013 and September 30, 2012, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Based on the analyses performed as of September 30, 2013 and December 31,
2012, the risk category of the recorded investment of loans by class of loans is as follows:

	September 30, 2013
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial & industrial	$-	$125,064,289	$702,070	$9,926,617	$4,332,774	$435,492
Agricultural	-	625,031	-	-	-	-
Commercial mortgages:
Construction	-	17,361,075	773,841	2,797,055	868,670	-
Commercial mortgages	-	305,969,292	8,011,104	16,146,231	9,047,840	-
Residential mortgages	191,650,301	-	257,195	-	2,643,593
Consumer loans
Credit cards	1,682,987	-	-	-	-	-
Home equity lines & loans	92,945,959	-	-	-	691,815	-
Indirect consumer loans	157,494,345	-	-	-	127,719	-
Direct consumer loans	20,284,471	-	-	-	54,845
Total	$464,058,063	$449,019,687	$9,744,210	$28,869,903	$17,767,256	$435,492

	December 31, 2012
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial & industrial	$-	$121,145,761	$1,241,418	$8,008,002	$2,606,529	$494,260
Agricultural	-	698,452	-	-	-	-
Commercial mortgages:
Construction	-	34,882,896	1,182,037	5,153,918	2,161,377	-
Other	-	247,793,150	8,043,810	11,974,716	9,826,381	-
Residential mortgages	198,336,641	-	244,268	-	2,417,868	-
Consumer loans
Credit cards	1,851,145	-	-	-	-	-
Home equity lines & loans	86,615,392	-	-	-	654,493	-
Indirect consumer loans	130,642,490	-	-	-	335,285	-
Direct consumer loans	19,571,312	-	-	-	19,338	-
Total	$437,016,980	$404,520,259	$10,711,533	$25,136,636	$18,021,271	$494,260

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses.
For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2013 and December
31, 2012:

	September 30, 2013
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$191,838,214	$1,673,483	$93,024,411	$157,503,358	$20,276,843
Non-Performing	2,712,875	9,504	613,363	118,706	62,473
Total	$194,551,089	$1,682,987	$93,637,774	$157,622,064	$20,339,316

	December 31, 2012
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines & Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$198,575,753	$1,847,838	$86,698,520	$130,642,490	$19,571,312
Non-Performing	2,423,024	3,307	571,365	335,285	19,338
	$200,998,777	$1,851,145	$87,269,885	$130,977,775	$19,590,650

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2013 to September 30, 2013 and July 1, 2013 to September 30, 2013:

Nine months ended September 30, 2013	Balance at December 31, 2012	Income Accretion	All Other Adjustments	Balance at September 30, 2013
Contractually required principal and interest	$16,896,078	$-	$(5,293,182)	$11,602,896
Contractual cash flows not expected to be collected (nonaccretable discount)	(3,655,500)	-	2,865,778	(789,722)
Cash flows expected to be collected	13,240,578	-	(2,427,404)	10,813,174
Interest component of expected cash flows (accretable yield)	(2,529,045)	818,780	641,301	(1,068,964)
Fair value of loans acquired with deteriorating credit quality	$10,711,533	$818,780	$(1,786,103)	$9,744,210

Three months ended September 30, 2013	Balance at June 30, 2013	Income Accretion	All Other Adjustments	Balance at September 30, 2013
Contractually required principal and interest	$14,700,338	$-	$(3,097,442)	$11,602,896
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,938,757)	-	1,149,035	(789,722)
Cash flows expected to be collected	12,761,581	-	(1,948,407)	10,813,174
Interest component of expected cash flows (accretable yield)	(2,552,297)	154,919	1,328,414	(1,068,964)
Fair value of loans acquired with deteriorating credit quality	$10,209,284	$154,919	$(619,993)	$9,744,210

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at September 30, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$164,629,876	$31,593,500	$133,036,376	$-
Mortgage-backed securities, residential	39,032,987	-	39,032,987	-
Obligations of states and political subdivisions	35,234,537	-	35,234,537	-
Collateralized mortgage obligations	1,500,701	-	1,500,701	-
Corporate bonds and notes	7,484,333	-	7,484,333	-
SBA loan pools	1,540,274	-	1,540,274	-
Trust Preferred securities	2,551,800	-	2,037,500	514,300
Corporate stocks	7,300,609	6,657,475	643,134	-
Total available for sale securities	$259,275,117	$38,250,975	$220,509,842	$514,300

Trading assets	$313,021	$313,021	$-	$-

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$141,591,214	$37,698,000	$103,893,214	$-
Mortgage-backed securities, residential	31,515,249	-	31,515,249	-
Obligations of states and political subdivisions	40,814,722	-	40,814,722	-
Collateralized mortgage obligations	3,543,360	-	3,543,360	-
Corporate bonds and notes	11,651,635	-	11,651,635	-
SBA loan pools	1,724,140	-	1,724,140	-
Trust Preferred securities	2,470,913	-	2,025,313	445,600
Corporate stocks	6,374,530	5,720,533	653,997	-
Total available for sale securities	$239,685,763	$43,418,533	$195,821,630	$445,600

Trading assets	$348,241	$348,241	$-	$-

There were no transfers between Level 1 and Level 2 during the nine-month period ending September 30, 2013 or the year ending December, 31, 2012.

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

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ending September 30, 2013 and 2012:

	Fair Value Measurement for Nine-Months Ended September 30, 2013 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Nine-Months Ended September 30, 2012 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance December 31	$445,600	$294,910
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	-
Included in other comprehensive income	68,700	150,690
Transfers in and/or out of Level 3	-	-
Ending balance September 30	$514,300	$445,600

	Fair Value Measurement for Three-Months Ended September 30, 2013 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement for Three-Months Ended September 30, 2012 Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities Available for Sale
Beginning balance June 30	$514,300	$343,035
Total gains/losses (realized/unrealized):
Included in earnings:
Income on securities	-	-
Impairment charge on investment securities	-	-
Included in other comprehensive income	-	102,565
Transfers in and/or out of Level 3	-	-
Ending balance September 30	$514,300	$445,600

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at September 30, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial &industrial	$471,954	$-	$-	$471,954
Commercial mortgages:		-	-
Other	1,071,283	-	-	1,071,283
Consumer loans:
Home equity lines & loans	53,856	-	-	53,856
Total Impaired Loans	$1,597,093	$-	$-	$1,597,093

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Other	265,702	-	-	265,702
Residential mortgages	129,939	-	-	129,939
Consumer loans:
Home equity lines & loans	66,959	-	-	66,959
Total Other real estate owned, net	$563,800	$-	$-	$563,800

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial & industrial	$235,501	$-	$-	$235,501
Commercial mortgages:		-	-
Other	305,222	-	-	305,222
Total Impaired Loans	$540,723	$-	$-	$540,723

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Other	257,702	-	-	257,702
Residential mortgages	201,679	-	-	201,679
Consumer loans:
Home equity lines & loans	4,000	-	-	4,000
Total Other real estate owned, net	$564,581	$-	$-	$564,581

The following table presents information related to Level 3 non-recurring fair value measurement at September
30, 2013 and December 31, 2012:

Description	Fair Value at September 30, 2013	Technique	Unobservable Inputs
Impaired loans	$1,597,093	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$563,800	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2012	Technique	Unobservable Inputs
Impaired loans	$540,723	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$564,581	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,678,430 with a valuation allowance of $1,081,337 as of September 30, 2013, resulting in $311,110 and $888,699 increase in the provision for loan losses for the three and nine-month periods ended September 30, 2013, respectively.  Impaired loans had a principal balance of $733,361, with a valuation allowance of $192,638 as of December 31, 2012, resulting in no additional provision for loan losses for the year ending December 31, 2012.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of
$563,800 at September 30, 2013.  The net carrying amount reflects the outstanding balance of $756,167, net of a valuation allowance of $192,367, at September 30, 2013. There were no write downs for the three and nine-month periods ending September 30, 2013.  OREO had a net carrying amount of $564,581 at December 31, 2012.  The net carrying amount reflects the outstanding balance of $756,948, net of a valuation allowance of $192,367, at
December 31, 2012, which resulted in write downs of $116,840 for the year ending December 31, 2012.

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2013 and
December 31, 2012, are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2013 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$37,491	$37,491	$-	$-	$37,491
Interest-bearing deposits in other financial institutions	2,438	2,438	-	-	2,438
Trading assets	313	313	-	-	313
Securities available for sale	259,275	38,251	220,510	514	259,275
Securities held to maturity	6,544	-	7,047	-	7,047
Federal Home Loan and Federal Reserve Bank stock	6,725	-	-	-	N/A
Net loans	955,778	-	-	985,182	985,182
Loans held for sale	866	-	866	-	-
Accrued interest receivable	4,142	360	1,549	2,233	4,142

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$866,507	$866,507	$-	$-	$866,507
Time deposits	221,938	-	222,944	-	222,944
Securities sold under agreements to repurchase	30,499	-	31,757	-	31,757
Federal Home Loan Bank term advances	26,046	-	27,207	-	27,207
Federal Home Loan Bank overnight advances	49,100	-	49,103	-	49,103
Accrued interest payable	339	13	174	152	339
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

NOTE 7                      GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ending September 30, 2013 and 2012 were as follows:

	2013	2012
Beginning of year	$21,824,443	$21,983,617
Acquired goodwill	-
Adjustment of Acquired goodwill (1)	-	(159,174)
Ending balance September 30,	$21,824,443	$21,824,443

(1) Adjustment related to Fort Orange Financial Corp. acquisition.

Acquired intangible assets were as follows at September 30, 2013 and December 31, 2012:

	At September 30, 2013		At December 31, 2012
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$3,819,798	$2,173,923	$3,819,798	$1,796,853
Other customer relationship intangibles	6,063,423	3,228,279	6,063,423	2,942,548
Total	$9,883,221	$5,402,202	$9,883,221	$4,739,401

Aggregate amortization expense was $662,801 and $808,258 for the nine-month periods ended September 30, 2013 and 2012, respectively.

The remaining estimated aggregate amortization expense at September 30, 2013 is listed below:

Year	Estimated Expense
2013	$213,723
2014	777,801
2015	681,176
2016	607,713
2017	557,893
2018 and thereafter	1,642,713
Total	$4,481,019

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

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2012	$8,022,790	$(10,829,719)	$(2,806,929)
Other comprehensive income before reclassification	(1,170,076)	-	(1,170,076)
Amounts reclassified from accumulated other comprehensive income	(756)	701,063	700,307
Net current period other comprehensive loss	(1,170,832)	701,063	(469,769)
Balance at September 30, 2013	$6,851,958	$(10,128,656)	$(3,276,698)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at June 30, 2013	$5,987,659	$(10,362,706)	$(4,375,047)
Other comprehensive income before reclassification	864,299	-	864,299
Amounts reclassified from accumulated other comprehensive income	-	234,050	234,050
Net current period other comprehensive loss	864,299	234,050	1,098,349
Balance at September 30, 2013	$6,851,958	$(10,128,656)	$(3,276,698)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2011	$7,987,055	$(9,428,433)	$(1,441,378)
Other comprehensive income before reclassification	973,217	-	973,217
Amounts reclassified from accumulated other comprehensive income	(184,998)	581,304	396,306
Net current period other comprehensive income	788,219	581,304	1,369,523
Balance at September 30, 2012	$8,775,274	$(8,847,129)	$(71,855)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at June 30, 2012	$8,184,871	$(9,040,897)	$(856,026)
Other comprehensive income before reclassification	590,771	-	590,771
Amounts reclassified from accumulated other comprehensive income	(368)	193,768	193,400
Net current period other comprehensive income	590,403	193,768	784,171
Balance at September 30, 2012	$8,775,274	$(8,847,129)	$(71,855)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2013	2012
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$1,228	$300,516	Net gains on securities transactions
Income tax expense	472	115,518	Income tax expense
Net of tax	756	184,998
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	62,358	62,358	Pension and other employee benefits
Actuarial losses (a)	(1,201,594)	(1,006,644)	Pension and other employee benefits
Income tax benefit	438,173	362,982	Income tax expense
Net of tax	(701,063)	(581,304)
Total reclassification for the period, net of tax	$(700,307)	$(396,306)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 10 for additional information).

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2013	2012
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$-	$597	Net gains on securities transactions
Income tax expense	-	230	Income tax expense
Net of tax	-	367
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	20,786	20,786	Pension and other employee benefits
Actuarial losses (a)	(400,508)	(335,548)	Pension and other employee benefits
Income tax benefit	145,672	120,994	Income tax expense
Net of tax	(234,050)	(193,768)
Total reclassification for the period, net of tax	$(234,050)	$(193,401)
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

The Bank is a party in two legal proceedings involving its Wealth Management Group Services. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate’s Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts’ investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee’s commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate’s Court and are now in the discovery phase. While the outcome of litigation is not predictable the Bank believes that the claims are without merit and is vigorously defending them.  As of September 30, 2013, no amount has been accrued for potential losses related to these proceedings as a potential loss is not considered probable or reasonably estimable in the opinion of management.

In the normal course of business, there are various outstanding claims and legal proceedings involving the
Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10     COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012
Qualified Pension
Service cost, benefits earned during the period	$1,048,212	$970,053	$349,404	$323,351
Interest cost on projected benefit obligation	1,225,863	1,218,330	408,621	406,110
Expected return on plan assets	(2,181,516)	(1,990,479)	(727,172)	(663,493)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	10,392	10,392	3,464	3,464
Amortization of unrecognized net loss	1,172,049	991,704	390,683	330,568
Net periodic pension expense	$1,275,000	$1,200,000	$425,000	$400,000

Supplemental Pension
Service cost, benefits earned during the period	$30,012	$26,076	$10,004	$8,692
Interest cost on projected benefit obligation	35,924	38,320	11,974	12,773
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	25,725	14,940	8,575	4,980
Net periodic supplemental pension expense	$91,661	$79,336	30,553	$26,445

Postretirement, Medical and Life
Service cost, benefits earned during the period	$36,106	$26,250	$12,045	$8,750
Interest cost on projected benefit obligation	47,824	54,000	15,955	18,000
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(72,750)	(72,750)	(24,250)	(24,250)
Amortization of unrecognized net loss	3,820	-	1,250	-
Net periodic postretirement, medical and life expense	$15,000	$7,500	$5,000	$2,500

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

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,514,644	$-	$2,007	$11,516,651	$34,553,827	$-	$7,563	$34,561,390
Provision for loan losses	873,704	-	-	873,704	1,755,188	-	-	1,755,188
Net interest income after provision for loan losses	10,640,940	-	2,007	10,642,947	32,798,639	-	7,563	32,806,202
Other operating income	2,402,021	1,813,113	135,519	4,350,653	6,714,682	5,448,240	684,446	12,847,368
Other operating expenses	10,275,098	1,371,418	166,186	11,812,702	30,137,242	4,174,319	617,402	34,928,963
Income before income tax expense	2,767,863	441,695	(28,660)	3,180,898	9,376,079	1,273,921	74,607	10,724,607
Income tax expense	860,187	169,788	(28,247)	1,001,728	2,995,405	489,695	(6,038)	3,479,062
Segment net income	$1,907,676	$271,907	$(413)	$2,179,170	$6,380,674	$784,226	$80,645	$7,245,545

Segment assets					$1,334,375,485	$5,023,415	$1,691,868	$1,341,090,768

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,788,521	$-	$1,517	$11,790,038	$35,194,815	$-	6,611	$35,201,426
Provision for loan losses	225,000	-	-	225,000	753,897	-	-	753,897
Net interest income after provision for loan losses	11,563,521	-	1,517	11,565,038	34,440,918	-	6,611	34,447,529
Other operating income	2,112,173	1,667,628	212,918	3,992,719	7,303,607	5,170,016	521,647	12,995,270
Other operating expenses	9,887,762	1,277,545	175,154	11,340,461	29,456,209	4,120,082	576,811	34,153,102
Income before income tax expense	3,787,932	390,083	39,281	4,217,296	12,288,316	1,049,934	(48,553)	13,289,697
Income tax expense (benefit)	1,235,752	149,948	(2,249)	1,383,451	4,065,505	403,595	(71,821)	4,397,279
Segment net income	$2,552,180	$240,135	$41,530	$2,833,845	$8,222,811	$646,339	$23,268	$8,892,418

Segment assets					$1,279,106,549	$5,249,476	$2,623,832	$1,286,979,857

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

During January 2013 and 2012, 7,969 and 10,238 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $185,263 and $156,863 related to this compensation was recognized during the nine month period ending September 30, 2013 and September 30, 2012, respectively.
This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity from December 31, 2012 to September 30, 2013 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2012	20,009	$23.84
Granted	-	-
Vested	2,197	22.60
Forfeited or Cancelled	1,797	25.04
Nonvested at September 30, 2013	16,015	$23.98

As of September 30, 2013, there was $313,272 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.60 years.  The total fair value of shares vested during the nine months ended September 30, 2013 was $66,780.

NOTE 13                      PENDING ACQUISITION

On July 10, 2013, the Bank, the wholly-owned banking subsidiary of the Corporation, entered into a Purchase and
Assumption Agreement with Bank of America, National Association (“BOA”) pursuant to which the Bank agreed to acquire certain assets and assume certain liabilities of six BOA branch offices located in Auburn, Cortland,
Ithaca and Seneca Falls, New York. Subject to the terms of the Purchase Agreement, the Bank will acquire approximately $261,000,000 in deposits and $1,600,000 in loans, for a purchase price equal to the sum of a deposit premium of 1.5% based on the 30-day average balances prior to the close of the transaction, the aggregate net book value of all assets and accrued interest on the loans acquired.  The Bank will not receive any loans that are past due 30 days or more on the closing date.  The transaction, which has received regulatory approval, is expected to close in the fourth quarter of 2013.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this review is to present information about the financial condition and results of operations of
Chemung Financial Corporation (the “Corporation”) for the three and nine-month periods ended September 30,
2013 and 2012.  The following discussion and unaudited consolidated interim financial statements and related notes included in this report should be read in conjunction with our 2012 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2013.  The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

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
GAAP: U.S. generally accepted accounting principles

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding, among other things, the Corporation's expected financial condition and results of operations, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the
Corporation's industry and similar matters are forward-looking statements.  These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect,"
“believe” or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions, including our local, state and national real estate markets and employment trends, or changes in interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Wall Street Reform and
Consumer Protection Acts, the Jumpstart Our Business Startups Act, the capital ratios of Basel III, as adopted by the federal banking authorities, political instability and changes in general business and economic trends or demand for loans.  Information concerning these and other factors can be found in the Corporation’s periodic filings with the
SEC, including in our 2012 Annual Report on Form 10-K.  These filings are available publicly on the SEC's web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the
Corporate Secretary at (607) 737-3746.  Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover probable incurred credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Corporation's results of operations.  While management's current evaluation of the allowance for loan losses indicates that the allowance is adequate, under adversely different conditions or assumptions the allowance would need to be increased.  For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses would be required to increase the allowance.  In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-
performing loans and potential problem loans, and the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses.  Real estate values in the Corporation’s market area did not increase dramatically in the prior several years, and, as a result, any declines in real estate values have been modest.  While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Corporation's allowance for loan losses policy would also require additional provisions for loan losses.

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

Financial Condition

Summary

Assets totaled $1.341 billion at September 30, 2013 compared with $1.248 at December 31, 2012, an increase of
$92.9 million, or 7.4%.  The growth was due primarily to increases of $74.1 million, or 8.3%, in total portfolio loans and $22.4 million, or 9.0%, in investment securities.  The increase in portfolio loans was due to strong growth of $46.9 million in commercial loans and $33.6 million in consumer loans.

Total liabilities were $1.206 billion at September 30, 2013 compared with $1.117 billion at December 31, 2012, an increase of $89.2 million, or 8.0%.  The increase was due primarily to increases of $43.7 million in deposits and $47.9 million in FHLB advances.

Total equity was $134.8 million at September 30, 2013 compared with $131.1 million at December 31, 2012.  The increase was due primarily to net income of $7.2 million for the nine months ended September 30, 2013, partially offset by dividends declared of $3.6 million.  The total equity to total assets ratio was 10.05% at September 30,
2013 compared with 10.50% at December 31, 2012.  The tangible equity to tangible assets ratio was 8.25% at
September 30, 2013 compared with 8.53% at December 31, 2012.

The market value of total assets under management or administration in the Corporation’s Wealth Management
Group was $1.829 billion at September 30, 2013 compared with $1.735 billion at December 31, 2012.

On July 12, 2013, the Corporation announced that its banking subsidiary, Chemung Canal Trust Company entered into an agreement with Bank of America to purchase six branch offices.  See the heading under this Item 2 entitled “Pending Acquisition” for more information.  Included in the acquisition process was management’s decision to establish a pre-funding strategy based upon receiving $260.9 million in deposits during the fourth quarter of 2013.  The objective of the strategy was to maximize revenue before and during the funds deployment into new commercial and consumer loans.  In the short term, funds would be used to purchase investment securities of varying maturities.  Management started the strategy during the third quarter of 2013 which produced a $22.4 million increase in investment securities and a $49.1 million increase in short-term FHLB advances.  The short-term FHLB advances will be paid off upon receipt of the deposits during the fourth quarter of 2013.  The maturities and cash flows of the securities will be structured to provide funding for the anticipated deployment into new commercial and consumer loans originated in the near future.

Cash and Cash Equivalents

Total cash and cash equivalents decreased slightly since December 31, 2012, due primarily to a decrease of $8.6 million in interest-bearing deposits in other financial institutions, partially offset by an increase of $8.3 million in cash and due from financial institutions.

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

	September 30, 2013			December 31, 2012
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$162,812	$164,630	$1,818	$138,041	$141,591	$3,550
Mortgage-backed securities, residential	37,567	39,033	1,466	29,592	31,515	1,923
Collateralized mortgage obligations	1,476	1,501	25	3,495	3,543	48
Obligations of states and political subdivisions	34,173	35,235	1,062	39,175	40,815	1,640
Corporate bonds and notes	7,390	7,484	94	11,412	11,652	240
SBA loan pools	1,513	1,540	27	1,683	1,724	41
Trust preferred securities	2,525	2,552	27	2,519	2,471	(48)
Corporate stocks	689	7,301	6,612	736	6,375	5,639
Totals	$248,145	$259,276	$11,131	$226,653	$239,686	$13,033

The available for sale segment of the securities portfolio totaled $259.3 million at September 30, 2013, an increase of $19.6 million, or 8.2%, from $239.7 million at December 31, 2012.  The increase in the securities portfolio was primarily related to a pre-funding strategy associated with the acquisition of six Bank of America branches, scheduled to close in the fourth quarter of 2013.  The increase primarily consisted of purchases of $69.9 million, partially offset by sales and calls of $10.5 million, maturities and principal collected of $36.2 million and a decrease of $1.9 million in unrealized gains.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the
Corporation’s market areas.  These securities totaled $6.5 million at September 30, 2013, a net increase of $0.8 million due primarily to the purchase of securities, from December 31, 2012.

Loans

The composition of the loan portfolio, net of deferred origination fees and costs, and unearned income is summarized as follows (in thousands of dollars):

	September 30, 2013	December 31, 2012
Commercial and agricultural	$139,893	$133,851
Commercial mortgages	361,063	320,198
Residential mortgages	194,042	200,475
Consumer loans	272,636	238,993
Total loans, net	$967,634	$893,517

Portfolio loans totaled $967.6 million at September 30, 2013, an increase of $74.1 million, or 8.3%, from $893.5 million at December 31, 2012.  The increase in portfolio loans was due to strong growth of $46.9 million, or
10.3%, in commercial loans and $33.6 million in consumer loans.  The growth in commercial loans was due primarily to an increase in commercial mortgages in the Albany, New York region, of the Corporation’s Capital
Bank division.  The growth in consumer loans was primarily in indirect consumer loans as the Corporation extended into 2013 its loan program with reduced pricing on high quality indirect auto loans.

Residential mortgage loans totaled $194.0 million at September 30, 2013, a decrease of $6.4 million, or 3.2%, from December 31, 2012.  In addition, during the nine months ended September 30, 2013, $14.9 million of newly originated residential mortgages were sold in the secondary market to Federal Home Loan Mortgage Corporation and $0.6 million in residential mortgages were sold to the State of New York Mortgage Agency.  During the twelve months ended December 31, 2012, $15.8 million of residential mortgages were sold in the secondary market.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands of dollars):

	September 30, 2013	December 31, 2012
Non-accrual loans	$6,550	$5,667
Non-accrual troubled debt restructurings	1,093	365
Total non-performing loans	$7,643	$6,032
Other real estate owned	564	565
Total non-performing assets	$8,207	$6,597

Ratio of non-performing loans to total loans	0.79%	0.68%
Ratio of non-performing assets to total assets	0.61%	0.53%
Ratio of allowance for loan losses to non-performing loans	155.12%	172.96%

Accruing loans past due 90 days or more	$1,465	$4,484
Accruing troubled debt restructurings	$6,153	$5,364

Non-Performing Loans

The recorded investment in non-performing loans at September 30, 2013 totaled $7.6 million compared to $6.0 million at December 31, 2012, an increase of $1.6 million.  The increase in non-performing loans was due primarily to an increase of $0.7 million in non-accrual commercial mortgages and $0.7 million in commercial and industrial loans.  In addition, non-accrual residential mortgages increased $0.3 million while there was a slight increase in non-accrual consumer loans.

The recorded investment in accruing loans past due 90 days or more totaled $1.5 million at September 30, 2013 compared with $4.5 million at December 31, 2012.  The decrease was due primarily to a $3.0 million reduction in acquired construction loans not considered by management to be PCI loans, which for a variety of reasons are 90 days or more past their stated maturity dates.  These loans totaled $1.5 million at September 30, 2013.  However, the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based upon the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

Not included in non-performing loans at September 30, 2013 are $9.2 million of acquired loans which the
Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance,
Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities
Acquired with Deteriorated Credit Quality” as disclosed in “Note 5 Loans and Allowance for Loan Losses” to the
unaudited interim financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of September 30, 2013, the
Corporation had $1.1 million of non-accrual TDRs compared with $0.4 million as of December 31, 2012.  As of
September 30, 2013, the Corporation had $6.2 million of accruing TDRs compared with $5.4 million as of
December 31, 2012.  The increase in total TDRs was due primarily to restructuring the loans of four commercial borrowers that experienced financial difficulties during the second quarter of 2013.

Impaired Loans

Impaired loans at September 30, 2013 totaled $11.9 million, including performing TDRs of $6.2 million, compared to $12.7 million, including performing TDRs of $5.4 million, at December 31, 2012.  The decrease in impaired loans was due primarily to a decrease of $1.6 million in commercial mortgages, partially offset by an increase of $0.7 million in commercial and industrial loans.  Included in the impaired loan total at September 30,
2013 are loans totaling $2.7 million for which impairment allowances of $1.1 million have been specifically allocated to the allowance for loan losses.  Included in the impaired loan total at December 31, 2012, are loans totaling $0.8 million for which impairment allowances of $0.2 million have been specifically allocated to the allowance for loan losses.  Not included in the impaired loan totals are acquired loans identified as PCI loans.

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

The allowance for loan losses was $11.9 million at September 30, 2013, up from $10.4 million at December 31,
2012.  The ratio of allowance for loan losses to total loans was 1.23% at September 30, 2013, up from 1.17% at
December 31, 2012.  The increase in the allowance for loan losses was due primarily to loan portfolio growth, including allowances for this growth after consideration of the factors discussed above and higher net charge-offs.
Net charge-offs for the nine months ended September 30, 2013 were $0.3 million compared with net recoveries of
$0.3 million for the prior year.  The increase in net charge-offs was primarily in the consumer loan portfolio.

The following table summarizes the activity in the allowance for loan losses for the nine months ended September
30, 2013 and 2012 (in thousands of dollars, except ratio data):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Balance at beginning of period	$10,433	$9,659
Reclassification of acquired loan discount	-	124
Charge-offs:
Commercial and agricultural	186	6
Commercial mortgages	44	88
Residential mortgages	54	83
Consumer loans	909	343
Total charge-offs	1,193	520
Recoveries:
Commercial and agricultural	454	592
Commercial mortgages	53	43
Residential mortgages	65	-
Consumer loans	289	176
Total recoveries	861	811
Net charge-offs (recoveries)	332	(291)
Provision charged to operations	1,755	754
Balance at end of period	$11,856	$10,828

Ratio of net charge-offs (recoveries) to average loans outstanding	0.05%	(0.05)%
Ratio of allowance for loan losses to total loans outstanding	1.23%	1.24%

Deposits

A summary of deposits at September 30, 2013 and December 31, 2012 is as follows (in thousands of dollars):

	September 30, 2013	December 31, 2012	Dollar Change	Percent Change
Non-interest-bearing demand deposits	$297,053	$300,610	$(3,557)	(1.18)%
Interest-bearing demand deposits	96,191	90,730	5,461	6.02%
Insured money market accounts	289,459	243,115	46,344	19.06%
Savings deposits	183,804	173,589	10,215	5.88%
Time deposits	221,938	236,690	(14,752)	(6.23)%
Total	$1,088,445	$1,044,734	$43,711	4.18%

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

Sorted by public, commercial and consumer sources, the $43.7 million growth in deposits was due to an increase of $49.7 million in public funds, partially offset by decreases of $3.5 million in commercial deposits and $2.5 million in consumer deposits.  The growth in public funds was due primarily to increases of $29.8 million in insured money market accounts and $11.9 million in interest-bearing demand deposits.  The Corporation had anticipated a decline in time deposits since its strategy was to focus on core checking accounts.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.  The Corporation’s use of brokered deposits as part of its funding strategy complies with the FDIC’s guidance and regulations on the use of brokered deposits by insured banks.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) program and Insured Cash
Sweep (“ICS”) service.  The CDARS and ICS programs both involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

In the summary of deposits table above, ICS funds were included in insured money market accounts.  Funds obtained through brokers or CDARS were included in time deposits.  Deposits obtained through brokers were $6.0 million as of September 30, 2013 compared with $8.8 million as of December 31, 2012.  Deposits obtained through CDARS and ICS were $9.3 million and $17.1 million, respectively, as of September 30, 2013.  Deposits obtained through CDARS were $8.1 million as of December 31, 2012.

Borrowings

Both FHLB term advances and securities sold under agreements to repurchase decreased $1.2 million and $2.2 million, respectively, during the nine months ended September 30, 2013.  The increase of $49.1 million in FHLB overnight advances was related to a pre-funding strategy associated with the acquisition of six Bank of America branches, scheduled to close in the fourth quarter of 2013.  The overnight FHLB advances will be paid off after the acquisition is closed.

Shareholders’ Equity

Total shareholders’ equity was $134.8 million at September 30, 2013 compared with $131.1 million at December
31, 2012.  The increase was due primarily to $7.2 million in net income for 2013, partially offset by dividends declared of $3.6 million.  The total shareholders’ equity to total assets ratio was 10.05% at September 30, 2013 compared with 10.50% at December 31, 2012.  The tangible equity to tangible assets ratio was 8.25% at
September 30, 2013 compared with 8.53% at December 31, 2012.  Book value per share increased to $28.93 at September 30, 2013 from $28.20 at December 31, 2012.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve and establish a framework for the classification of financial holding companies and financial institutions into five categories:
well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of September 30, 2013, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

Results of Operations

Comparison of Nine Months Ended September 30, 2013 and 2012

Net Income

Net income for the nine months ended September 30, 2013 was $7.2 million, a decrease of $1.7 million, or
18.5%, compared with $8.9 million for the nine months ended September 30, 2012.  Earnings per share for the nine months ended September 30, 2013 was $1.56, compared with $1.92 for the nine months ended September
30, 2012.  Return on average assets and return on average equity for nine months ended September 30, 2013 were
0.76% and 7.25%, respectively, compared with 0.95% and 9.12%, respectively, for the same period in the prior year.

The decline in 2013 earnings was due primarily to a decrease of $0.6 million in net interest income and reductions of $0.3 million in net gain on securities transactions and $0.8 million in pre-tax casualty gains from insurance reimbursements.  In addition, the provision for loan losses increased $1.0 million and non-interest expense increased $0.8 million.  These items were partially offset by an increase of $0.9 million in the remaining non-
interest income categories and a reduction of $0.9 million in income taxes.

Net Interest Income

Net interest income, which is the difference between income received on interest-earning assets, such as loans and securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to earnings.

Net interest income for the nine months ended September 30, 2013 totaled $34.6 million, a decrease of $0.6 million, or 1.8%, compared with $35.2 million for the same period in the prior year.  Net interest margin was
3.93% for the nine months ended September 30, 2013 compared with 4.10% for the same period in the prior year.
The decline in net interest income was primarily due to a 31 basis point decrease in yield on interest-earning assets, partially offset by a 17 basis point decline in the cost of funds and an increase of $30.6 million in average earning assets.  The decline in net interest margin was due primarily to yields on interest-earning assets decreasing as a faster rate than the cost of interest-bearing liabilities.  The decrease in yield on interest-earning assets was attributable to a 66 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Average Consolidated Balance Sheet and Interest Analysis

The following table sets forth certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the nine month periods ended September 30, 2013 and 2012.  The table also reflects the average yield on assets and average cost of liabilities for the nine month periods ended
September 30, 2013 and 2012.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

(in thousands of dollars)	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$929,906	$33,605	4.83%	$829,396	$34,078	5.49%
Taxable securities	193,016	3,120	2.16%	219,985	4,142	2.52%
Tax-exempt securities	43,101	845	2.62%	49,796	977	2.62%
Interest-bearing deposits	10,873	21	0.25%	47,075	123	0.35%
Total earning assets	1,176,896	37,591	4.27%	1,146,252	39,320	4.58%

Non-earning assets:
Cash and due from banks	23,291			23,967
Premises and equipment, net	25,144			24,762
Other assets	46,918			51,815
Allowance for loan losses	(10,924)			(10,262)
AFS valuation allowance	11,881			13,698
Total	$1,273,206			$1,250,232

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$95,218	70	0.10%	$88,005	70	0.11%
Savings and insured money market deposits	446,094	613	0.18%	409,081	622	0.20%
Time deposits	229,362	1,108	0.65%	261,549	1,795	0.92%
Federal Home Loan Bank advances and securities sold under agreements repurchase	61,690	1,239	2.68%	73,944	1,631	2.95%
Total interest-bearing liabilities	832,364	3,030	0.49%	832,579	4,118	0.66%

Non-interest-bearing liabilities:
Demand deposits	296,089			278,473
Other liabilities	11,039			8,962
Total liabilities	1,139,492			1,120,014
Shareholders' equity	133,714			130,218
Total	$1,273,206			$1,250,232
Net interest income		$34,561			$35,202
Net interest rate spread(1)			3.78%			3.92%
Net interest margin(2)			3.93%			4.10%
(1)  Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)  Net interest margin is the ratio of net interest income divided by average earning assets

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

	Nine Months Ended September 30, 2013 vs. 2012
		Increase/(Decrease)
(in thousands of dollars)	Total Change	Due to Volume	Due to Rate
Interest and dividends earned on:
Loans	$(473)	3,862	(4,335)
Taxable investment securities	(1,022)	(476)	(546)
Tax-exempt investment securities	(132)	(132)	-
Interest-bearing deposits	(102)	(75)	(27)
Total earning assets	$(1,729)	$3,179	$(4,908)

Interest paid on:
Interest-bearing demand deposits	$-	$6	$(6)
Savings and insured money market deposits	(9)	53	(62)
Time deposits	(687)	(202)	(485)
FHLB advances and securities sold under agreements to repurchase	(392)	(255)	(137)
Total interest-bearing liabilities	$(1,088)	$(398)	$(690)
Net interest income	$(641)	$3,577	$(4,218)

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2013 totaled $1.8 million compared with
$0.8 million for the nine months ended September 30, 2012.  The increase in the provision for loan losses was due primarily to one commercial and industrial loan, loan portfolio growth and higher net charge-offs.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2013 totaled $12.8 million, a decrease of $0.2 million, or 1.1%, compared with $13.0 million for the same period in the prior year.  The decline was due primarily to reductions of $0.8 million in casualty gains from insurance reimbursements and $0.3 million in net gain on securities transactions.  These items were partially offset by increases $0.3 million in Wealth
Management Group fee income, $0.2 million in service charges on deposit accounts and $0.2 million in net gain on sales of loans held for sale.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2013 totaled $34.9 million, an increase of $0.7 million, or 2.3%, compared with $34.2 million for the same period in the prior year.  The increase was due primarily to increases of $0.4 million in salaries and wages, $0.2 million in acquisition expenses and $0.2 million in data processing costs.  These items were primarily offset by decreases of $0.1 million in other real estate owned expenses and $0.1 million in amortization of intangible assets.  The increase in salaries and wages was due primarily to compensation related to merit increases and incentive plans.

Income Taxes

Income tax expense for the nine months ended September 30, 2013 totaled $3.5 million, a decrease of $0.9 million, compared with $4.4 million for the same period in the prior year.  Income tax expense reflects an effective tax rate of 32.4% for the nine months ended September 30, 2013 compared with 33.1% for the same period in the prior year.  The decrease in the effective tax rate was due primarily to an increase in the relative percentage of tax exempt income to pre-tax income.

Comparison of Three Months Ended September 30, 2013 and 2012

Net Income

Net income for the three months ended September 30, 2013 was $2.2 million, a decrease of $0.6 million, or
23.1%, compared with $2.8 million for the three months ended September 30, 2012.  Earnings per share for the three months ended September 30, 2013 was $0.47 compared with $0.61 for the three months ended September
30, 2012.  Return on average assets and return on average equity for the three months ended September 30, 2013 were 0.67% and 6.45%, respectively, compared with 0.89% and 7.92%, respectively, for the same period in the prior year.

The decrease in net income for the three months ended September 30, 2013 was due primarily to a decline of $0.3 million in net interest income and increases of $0.6 million in the provision for loan losses and $0.5 million in non-interest expense.  These items were partially offset by an increase of $0.4 million in non-interest income and a reduction of $0.4 million in income taxes.

Net Interest Income

Net interest income for the three months ended September 30, 2013 totaled $11.5 million, a decrease of $0.3 million, or 2.3%, compared with $11.8 million for the same period in the prior year.  Net interest margin was
3.84% for the three months ended September 30, 2013 compared with 4.04% for the same period in the prior year.
The decline in net interest income was due primarily to a 29 basis point decrease in the yield on interest-earning assets, partially offset by a 12 basis point decline in the cost of funds and an increase of $29.5 million in average earning assets.  The decline in net interest margin was primarily due to yields on interest-earning assets decreasing at a faster rate than the cost of interest-bearing liabilities.  The decrease in yield on interest-earning assets was attributable to a 52 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Average Consolidated Balance Sheet and Interest Analysis

The following table sets forth certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three month periods ended September 30, 2013 and 2012.  The table also reflects the average yield on assets and average cost of liabilities for the three month periods ended
September 30, 2013 and 2012.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.

Average Consolidated Balance Sheet and Interest Analysis (continued)

(in thousands of dollars)	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$950,657	$11,245	4.69%	$867,972	$11,374	5.21%
Taxable securities	195,337	1,003	2.04%	208,000	1,306	2.50%
Tax-exempt securities	39,470	258	2.60%	46,811	300	2.55%
Interest-bearing deposits	4,514	3	0.25%	37,696	35	0.36%
Total earning assets	1,189,978	12,509	4.17%	1,160,479	13,015	4.46%

Non-earning assets:
Cash and due from banks	23,512			24,823
Premises and equipment, net	25,006			24,585
Other assets	46,465			49,482
Allowance for loan losses	(11,300)			(10,534)
AFS valuation allowance	9,916			13,813
Total	$1,283,577			$1,262,648

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$88,854	22	0.10%	$92,703	25	0.11%
Savings and insured money market deposits	455,818	205	0.18%	415,368	207	0.20%
Time deposits	226,278	345	0.61%	252,826	528	0.83%
Federal Home Loan Bank advances and securities sold under agreements repurchase	66,889	420	2.50%	65,039	465	2.85%
Total interest-bearing liabilities	837,839	992	0.47%	825,936	1,225	0.59%

Non-interest-bearing liabilities:
Demand deposits	299,603			294,612
Other liabilities	12,180			9,914
Total liabilities	1,149,622			1,130,462
Shareholders' equity	133,955			132,186
Total	$1,283,577			$1,262,648
Net interest income		$11,517			$11,790
Net interest rate spread(1)			3.70%			3.87%
Net interest margin(2)			3.84%			4.04%

(1)  Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)  Net interest margin is the ratio of net interest income divided by average earning assets

Changes Due to Volume and Rate

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The following table illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three month periods ended September 30, 2013 and September 30, 2012.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average earning assets include non-accrual loans and no tax equivalent adjustments were made.

	Three Months Ended September 30, 2013 vs. 2012
	Increase/(Decrease)

(in thousands of dollars)	Total Change	Due to Volume	Due to Rate
Interest and dividends earned on:
Loans	$(129)	$1,048	$(1,177)
Taxable investment securities	(303)	(75)	(228)
Tax-exempt investment securities	(42)	(47)	5
Interest-bearing deposits	(32)	(24)	(8)
Total earning assets	$(506)	$902	$(1,408)

Interest paid on:
Interest-bearing demand deposits	$(3)	$(1)	$(2)
Savings and insured money market deposits	(2)	19	(21)
Time Deposits	(183)	(51)	(132)
FHLB advances and securities sold under agreements to repurchase	(45)	13	(58)
Total interest-bearing liabilities	$(233)	$(20)	$(213)
Net interest income	$(273)	$922	$(1,195)

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2013 totaled $0.9 million compared with
$0.2 million for the three months ended September 30, 2012.  The increase in the provision for loan losses was due primarily to one commercial and industrial loan, loan portfolio growth and higher net charge-offs.

Non-Interest Income

Non-interest income for the three months ended September 30, 2013 totaled $4.4 million, an increase of $0.4 million, or 9.0%, compared with $4.0 million for the same period in the prior year.  The increase was due primarily to increases of $0.1 million in Wealth Management fee income, $0.1 million in service charges on deposit accounts and $0.1 million in net gain on sales of other real estate owned.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2013 totaled $11.8 million, an increase of $0.5 million, or 4.2%, compared with $11.3 million for the same period in the prior year.  The decrease was due primarily to increases of $0.2 million in data processing costs and $0.2 million in acquisition expenses.

Income Taxes

Income tax expense for the three months ended September 30, 2013 totaled $1.0 million, a decrease of $0.4 million, compared with $1.4 million for the same period in the prior year.  Income tax expense reflects an effective tax rate of 31.5% for the three months ended September 30, 2013 compared with 32.8% for the same period in the prior year.  The decrease in the effective tax rate was due primarily to an increase in the relative percentage of tax exempt income to pre-tax income.

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

The Corporation is a member of the FHLB, which allows it to access borrowings that enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the
Corporation was eligible to borrow up to a total of $53.9 million and $104.5 million at September 30, 2013 and
December 31, 2012, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at September 30, 2013 and December 31,
2012.

During the nine months ended September 30, 2013, cash and cash equivalents decreased slightly.  The major uses of cash included purchases of securities totaling $76.1 million and a net increase of $74.1 million in loans.  These items were partially offset by proceeds from sales, maturities, calls and principal reductions on securities totaling
$52.1 million, net increases of $47.9 million in borrowings and $43.7 million in deposits, and $14.9 million provided by operating activities.

As of September 30, 2013, the Bank’s Tier I leverage ratio, Tier I and total risk-based capital ratios were 8.57%,
10.71% and 12.19%, respectively.  All of the ratios were in excess of those required to be considered well-
capitalized under regulatory capital standards.

During the nine months ended September 30, 2013, the Corporation declared cash dividends totaling $0.78 per share compared with $0.75 per share for the same period in the prior year.

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
At September 30, 2013, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.36% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 10.33%.  Both are within the Corporation's policy guideline of 15%.  Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates.  When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.10% and 15.44%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At
September 30, 2013, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 4.80% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 6.01%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 2.79% and 9.44%, respectively.  Both are within the
Corporation's policy guideline of 15%.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the nine months ended September 30,
2013.

Pending Acquisition

On July 10, 2013, the Bank, the wholly-owned banking subsidiary of the Corporation entered into a Purchase and
Assumption Agreement with Bank of America, National Association (“BOA”) pursuant to which the Bank agreed to acquire certain assets and assume certain liabilities of six BOA branch offices located in Auburn, Cortland,
Ithaca and Seneca Falls, New York. Subject to the terms of the Purchase Agreement, the Bank will acquire approximately $261.0 million in deposits and $1.6 million in loans, for a purchase price equal to the sum of a deposit premium of 1.5% based on the 30-day average balances prior to the close of the transaction, the aggregate net book value of all assets and accrued interest on the loans acquired.  The Bank will not receive any loans that are past due 30 days or more on the closing date.  The deposits acquired will initially be used to fund the purchase of investment securities of varying maturities.  The maturities and cash flows of these securities will be structured to provide funding for the anticipated deployment into new commercial and consumer loans originated in the near future.  The transaction will close in the fourth quarter of 2013.  Additional information concerning this transaction was included in the Corporation’s Current Report on Form 8-K filed with the SEC on July 12, 2013.

ITEM 3:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth herein in Management's Discussion and Analysis of Financial
Condition and Results of Operations under the heading "Interest Rate Risk."

ITEM 4:                      CONTROLS AND PROCEDURES

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the
Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's
principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2013 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the
Corporation's disclosure controls and procedures are effective as of September 30, 2013.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.				OTHER INFORMATION
ITEM 1.				LEGAL PROCEEDINGS
For information related to this item, please see Note 9 to the Corporation’s financial statements included herein.

ITEM 1A.				RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on
Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

ITEM 2.				Unregistered Sales of Equity Securities and Use of Proceeds
(c)				Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/13-7/30/13	-	$-	-	121,906
8/1/13-8/31/13	-	$-	-	121,906
9/1/13-9/30/13	-	$-	-	121,906
Quarter ended 9/30/13	-	$-	-	121,906

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
2012.  Purchases may be made from time to time on the open-market or in private negotiated transactions and will be at the discretion of management.  As of September 30, 2013, a total of 3,094 shares had been purchased under this plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 7, 2013	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: November 7, 2013	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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