Form 10-K
period 2013-12-31
CHEMUNG FINANCIAL CORP
filed 2014-03-14
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________
Commission File Number 0-13888

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
NEW YORK	16-123703-8
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Chemung Canal Plaza, P.O. Box 1522, Elmira, New York	14902
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (607) 737-3711

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	NASDAQ Stock Market, LLC
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
YES ☐ NO ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was $117,114,195.

As of March 14, 2014, there were 4,614,382 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2014 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used acronyms and abbreviations included in Part I.

FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDIC: Federal Deposit Insurance Corporation	PCI: Purchased credit impaired
FHLBNY: Federal Home Loan Bank of New York	SEC: Securities and Exchange Commission
GAAP: U.S. generally accepted accounting principles	CDO: Collateralized Debt Obligation

PART I
ITEM 1.  BUSINESS

General

Chemung Financial Corporation (the "Corporation") was incorporated on January 2, 1985 under the laws of the State of New York and is headquartered in Elmira, NY.  The Corporation was organized for the purpose of acquiring Chemung Canal Trust Company (the "Bank").  The Bank was established in 1833 under the name Chemung Canal Bank, and was subsequently granted a New York State bank charter in 1895.  In 1902, the Bank was reorganized as a New York State trust company under the name Elmira Trust Company, and its name was changed to Chemung Canal Trust Company in 1903.

The Corporation became a financial holding company in June, 2000.  Financial holding company status provided the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee based income and allow the Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS Group, Inc., in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services, insurance and tax preparation services.

The Corporation’s Board of Directors has concluded that the expansion of the franchise’s geographic footprint, an increase in the Bank’s earning assets and the generation of new sources of non-interest income are important components of its strategic plan.  Towards that end, in recent years it has completed the following transactions:

•	On May 3, 2007, the Bank acquired the trust business of Partners Trust Bank, Utica, New York. At the time of the acquisition, the Bank acquired $351.0 million in trust assets.

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

•
On November 23, 2013, the Bank completed the acquisition of six branch offices from Bank of America located in Cayuga, Cortland, Seneca and Tompkins counties in New York.  As part of the transaction, the Corporation acquired $177.7 million in deposits and $1.2 million in loans.

As a result of these transactions and organic growth, the Corporation had $1.476 billion in assets, $995.9 million in loans, $1.263 billion in deposits and $138.6 million in shareholders’ equity at December 31, 2013.

Growth Strategy

The Corporation’s growth strategy is to leverage its expanding branch network in current or new markets to build client relationships and grow loans and deposits.  Consistent with the Corporation’s community banking model, emphasis is placed on acquiring stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposits to fund high-quality loans.  Expanding the branch network involves branch purchases or opening de novo branches in contiguous markets and acquiring other financial institutions in the Northeast.  The Corporation evaluates acquisition targets based on the economic viability of the markets they are in, the degree to which they can be effectively integrated into the Corporation’s current operations and the degree to which they are accretive to capital and earnings.

Description of Business

The Corporation, through the Bank and CFS Group, Inc., provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, letters of credit, wealth management services, employee benefit plans, securities and insurance brokerage services.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, Wealth Management Group fee income and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

In order to compete with other financial services companies, the Corporation relies upon personal relationships established by its officers, employees and directors with our clients.  The Corporation has maintained a strong community orientation by supporting the active participation of officers and employees in local charitable, civic, school, religious and community development activities.  The Corporation believes that its emphasis on local relationship banking together with a prudent approach to lending, are important factors in its success and growth.

Lending Activities

Lending Strategy

The Corporation’s objective is to channel deposits gathered locally into high-quality, market-yielding loans without taking unacceptable credit and/or interest rate risk.  The Corporation seeks to have a diversified loan portfolio consisting of commercial and agricultural loans, commercial mortgages, residential mortgages, home equity lines of credit and home equity term loans, consumer and indirect auto loans.  The Bank operates with a traditional community bank model where the relationship manager possesses credit skills and has significant influence over credit decisions.  This creates value since clients and prospects know they are dealing with a decision maker.

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

Lending Segments

The Corporation segments its loan portfolio into the following major lending categories: (i) commercial and agricultural, (ii) commercial mortgages, (iii) residential mortgages and (iv) consumer loans.

Commercial and agricultural loans primarily consist of loans to small to mid-sized businesses in our market area in a diverse range of industries.  These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, and they therefore pose higher potential losses on an individual customer basis.  Loan repayment is often dependent on the successful operation and management of the properties and/or the businesses occupying the properties, as well as on the collateral securing the loan.  Economic events or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

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

Funding Sources

The Corporation’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings and funds generated from operations of the Bank.  The Bank also has access to advances from the FHLBNY, other financial institutions and the FRBNY.  Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions.

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

Wealth Management Strategy

With $1.888 billion of assets under management or administration at year-end 2013, the Wealth Management Group is responsible for the largest component of non-interest income.  Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning and employee benefit administrative services.  The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

The Corporation offers an array of financial services including mutual funds, securities and insurance brokerage, tax preparation and other services through CFS Group Inc., its wholly owned subsidiary

For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2013.

Market Area and Competition

The Bank operates 34 branch offices located in 11 counties in New York and Bradford County in Pennsylvania.  Bank branch offices are located in the following New York counties:  Chemung, where the Bank is headquartered, Broome, Cayuga, Cortland, Schuyler, Seneca, Steuben, Tioga and Tompkins.  The Bank also operates under the name “Capital Bank, a division of Chemung Canal Trust Company”, with branch offices located in Albany and Saratoga counties in New York.

Albany and Saratoga counties rely heavily on business related to New York State government activities, the nanotechnology industry and colleges located within these counties.  Tompkins County is dominated by the presence of Cornell University and Ithaca College.  The world headquarters of Corning Incorporated, the region’s largest employer, is located in Steuben County.  The remaining New York counties have a combination of service, small manufacturing and tourism related businesses, with colleges located in Broome, Chemung and Cortland counties.

Within all these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from local, regional and national commercial banks and thrift institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and internet banking institutions.  The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make loans to certain borrowers.  Many of these competitors are not subject to regulation as extensive as that affecting the Bank and, as a result, may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by the payment of income taxes.

Similarly, the competition for the Bank's wealth management services is primarily from local offices of national brokerage firms, independent investment advisors, national and regional banks as well as internet based brokerage/advisory firms.  The Bank operates full-service wealth management centers in Chemung and Broome counties in New York.

Employees

As of December 31, 2013, the Corporation and its subsidiaries employed 390 persons on a full-time equivalent basis.  None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

Available Information

The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation.  You may also read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F St., NE, Washington, D.C. 20549.  You may obtain information concerning the operation of the Public Reference Room by calling 1-800-SEC-0330.  In addition, we maintain a corporate web site at www.chemungcanal.com.  We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  These items are available as soon as reasonably practicable after we electronically file or furnish such material with the SEC. These items are also available on our web site as Interactive Data Files as required pursuant to Rule 405 of Regulation S-T (§232.405).  The contents of our web site are not a part of this report.  These materials are also available free of charge by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Canal Trust Company, One Chemung Canal Plaza, Elmira, NY 14901.

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

Federal Securities Law

The Corporation is subject to the information, reporting, proxy solicitation, insider trading, and other rules contained in the Securities Exchange Act of 1934 (the "Exchange Act"), the disclosure requirements of the Securities Act of 1933 (the “Securities Act”) and the regulations of the SEC thereunder.  In addition, the Corporation must comply with the corporate governance and listing standards of the NASDAQ Stock Market to maintain the listing of its common stock on the exchange. These standards include rules relating to a listed company's board of directors, audit committees and independent director oversight of executive compensation, the director nomination process, a code of conduct and shareholder meetings.

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

Support of Subsidiary Banks

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), discussed in the section of this document entitled “Additional Important Legislation and Regulation”, codifies the Federal Reserve’s long-standing policy of requiring bank holding companies to act as a source of financial and managerial strength to their subsidiary banks, as a statutory requirement. Under this requirement, the Corporation is expected to commit resources to support its banking subsidiaries, including at times when it may not be advantageous for the Corporation to do so.

The Bank

General

The Bank is a commercial bank chartered under the laws of New York State and is supervised by the NYSDFS.  The Bank also is a member bank of the Federal Reserve System and, therefore, the Federal Reserve serves as its primary federal regulator. The FDIC insures the Bank’s deposit accounts up to applicable limits. The Bank must file reports with the Federal Financial Institution Examination Council (“FFIEC”), the Federal Reserve and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or sale of branch offices.  This regulatory structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2013, the Bank’s legal lending limit on loans to one borrower was $20.0 million for loans not fully secured by readily marketable collateral and $22.0 million for loans secured by readily marketable collateral.  The Bank’s internal limit on loans is set at $15.0 million.  At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends

The Bank is subject to substantial regulatory restrictions relating to its ability to pay dividends to the Corporation.  Under Federal Reserve and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2013, approximately $8.5 million was available for the payment of dividends by the Bank to the Corporation without prior approval.  The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

Federal Reserve System

All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and nonpersonal time accounts. As of December 31, 2013, the Bank was in compliance with applicable reserve requirements. In all years preceding 2008, these reserves were maintained as vault cash or noninterest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008, the Federal Reserve Banks announced that they would begin to pay interest on member banks’ required reserve balances, as well as excess reserve balances.

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

All institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017.  The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of 2014, due December 31, 2013, was .003875% of insured deposits.

Regulatory Capital Requirements

Current Federal Reserve regulations require state member banks to meet three minimum capital standards, which are:

•           a minimum tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets;

•
a general minimum leverage ratio requirement of 4.0% of core capital to adjusted total assets (minimum of 3.% for certain banks that have been assigned the highest composite rating under the Uniform Financial Institutions Ratings System); and

•
a minimum risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

On October 11, 2013, the Federal Reserve approved a final rule that amends the regulatory capital rules for state member banks effective January 1, 2015. The Federal Reserve approved the new capital rules in coordination with substantially identical final rules approved by the FDIC and the Office of the Comptroller of the Currency for other types of banking organizations.  The revisions make the capital rules consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.  In general, the new capital rules revise regulatory capital definitions and minimum ratios; redefine Tier 1 Capital as two components (common equity tier 1 capital and additional tier 1 capital); create a new “common equity tier 1 risk-based capital ratio”; implement a capital conservation buffer; revise prompt corrective action thresholds; and change risk weights for certain assets and off-balance sheet exposures.

The new capital rules implement a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.5%, and a higher minimum Tier 1 capital requirement of 6.0% (which is an increase from 4.0%). Under the new rules, the total capital ratio remains at 8.0%, and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.0%. Additionally, under the new capital rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rules also enhance risk sensitivity and address weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to up to 600%) for equity exposures.

The new minimum capital requirements generally become effective for all banking organizations (except for the largest internationally active banking organizations) on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time, beginning on January 1, 2016.

The Corporation is subject to Federal Reserve capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank.

In assessing a state member bank’s capital adequacy, the Federal Reserve takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile.

Prompt Corrective Action

The Federal Deposit Insurance Act (the “FDIA”) requires the federal banking agencies to resolve the problems of insured banks at the least possible loss to the DIF. The Federal Reserve has adopted prompt corrective action regulations to carry out this statutory mandate. The Federal Reserve’s regulations authorize, and in some situations, require, the Federal Reserve to take certain supervisory actions against undercapitalized state member banks, including the imposition of restrictions on asset growth and other forms of expansion. The prompt corrective action regulations place state member banks in one of the following five categories based, on the bank’s capital:

•           well capitalized
•           adequately capitalized
•           undercapitalized
•           significantly undercapitalized
•           critically undercapitalized

The new capital rules described above under “Regulatory Capital Requirements” maintain the general structure of the current prompt corrective action framework while increasing some of the thresholds for the prompt corrective action capital categories. For example, an adequately capitalized bank is required to maintain a tier 1 risk-based capital ratio of 6.0% (increased from the current level of 4.0%). The rule also introduces the common equity tier 1 capital ratio as a new prompt corrective action capital category threshold.

As an institution’s capital decreases within the three undercapitalized categories listed above, the severity of the action that is authorized or required to be taken by the Federal Reserve for state member banks under the prompt corrective action regulations increases. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The Federal Reserve is required to monitor closely the condition of an undercapitalized institution and to restrict the growth of its assets.

An undercapitalized state member bank is required to file a capital restoration plan with the Federal Reserve within 45 days (or other timeframe prescribed by the Federal Reserve) of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by its parent holding company, subject to a cap on the guarantee that is the lesser of: (i) an amount equal to 5.0% of the bank’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the bank’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels are defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2013.

Community Reinvestment Act

Under the federal Community Reinvestment Act (the “CRA”), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Federal Reserve periodically assesses the Bank's compliance with CRA requirements.  The Bank received an “outstanding” rating for CRA on its last performance evaluation conducted by the Federal Reserve as of May 29, 2012.

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

Additional Important Legislation and Regulation

The Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. We have summarized below significant rules adopted by the federal agencies pursuant to the Dodd-Frank Act.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), with wide-ranging powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general certain powers to enforce federal consumer protection regulations.

Consumer Financial Protection Bureau Rules

In 2013, the CFPB issued several new rules pursuant to the Dodd-Frank Act concerning the regulation of mortgage markets in the U.S. The rules amend several existing regulations, including Regulation Z, which implements the Truth in Lending Act, Regulation X, which implements the Real Estate Settlement Procedures Act and Regulation B, which implements the Equal Credit Opportunity Act.

The amendments to Regulation Z:
•
Lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained. This rule, which is subject to a number of transactional exceptions, such as mortgage transactions extended by creditors that operate predominantly in rural or underserved areas, became effective on June 1, 2013.

•
Require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establish certain protections from liability under this requirement for “qualified mortgages.” The amendments also limit prepayment penalties. This rule became effective on January 10, 2014.

•
Expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The final rule also amends Regulation Z and Regulation X by imposing certain other requirements related to homeownership counseling, including a requirement that consumers receive information about homeownership counseling providers. This rule became effective on January 10, 2014.

•
Require creditors to obtain a full interior appraisal by a certified or licensed appraiser for non-exempt “higher-risk mortgage loans”, which are mortgages with an annual percentage rates that exceeds the average prime offer rate by a specified percentage. The rule also requires a second such appraisal at the creditor’s expense for certain properties held for less than 180 days. Exemptions include qualified mortgages, reverse mortgages, bridge loans, construction loans and certain manufactured homes. In addition, the rule requires creditors to provide the consumer a copy of all written appraisals performed in connection with the mortgage at least 3 days prior to closing. This rule became effective on January18, 2014.

•
Regulate mortgage broker and other loan originator compensation by: i) prohibiting dual compensation (payment by both the lender and the borrower) and compensation arrangements that incentivize the originator to steer the borrower to more expensive loan products (by basing the compensation on the interest rate or other term of a transaction); ii) establishing tests for when loan originators can be compensated through certain profits-based compensation arrangements; and iii) prohibiting mandatory arbitration clauses in disputes concerning residential mortgage loans and home equity lines of credit. This rule became effective on January 10, 2014, except for the mandatory arbitration prohibition, which went into effect on June 1, 2013.

•
Address initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments, and responses to requests for payoff amounts and the scope, timing, content, and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions. This rule became effective on January 10, 2014.

The Regulation X amendments address loan servicers’ obligations to: i) correct errors asserted by mortgage loan borrowers; ii) provide certain information requested by borrowers; iii) provide protections to borrowers in connection with force-placed insurance iv) establish reasonable policies and procedures to achieve certain delineated objectives; v) provide information about mortgage loss mitigation options to delinquent borrowers; vi) establish policies and procedures for providing delinquent borrowers with continuity of contact with servicer personnel; and vii) evaluate borrowers’ applications for available loss mitigation options. This rule became effective on January 10, 2014.

The amendments to Regulation B require creditors to provide to applicants free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. This rule became effective on January 18, 2014.

In December 2013, the Federal Reserve and the SEC released final rules to implement the provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions.  At December 31, 2013, we were not engaged in any activities and we did not have any ownership interests in any funds that are not permitted under the Volcker Rule.

Securities and Exchange Commission Rules

As discussed above under “Federal Securities Law”, pursuant to the Dodd-Frank Act, the SEC has issued regulations that provide the shareholders of public companies with an advisory vote on: i) executive compensation ("say-on-pay" votes); ii) the desired frequency of say-on-pay votes; and iii) compensation arrangements and understandings in connection with merger transactions, known as "golden parachute" arrangements. The SEC has also adopted corporate governance regulations that provide to shareholders of companies subject to the SEC’s proxy rules: i) the opportunity to nominate directors at a shareholder meeting and to have their nominees included in the company proxy materials sent to all shareholders; and ii) the ability to use the shareholder proposal process to establish procedures for the inclusion of shareholder director nominations in company proxy materials.

Banking Agency Rules

As discussed above under “Regulatory Capital Requirements”, pursuant to the Dodd-Frank Act, the Federal Reserve and the other federal banking agencies have established minimum leverage and risk-based capital requirements for insured depository institutions and bank holding companies.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor per insured institution, retroactive to January 1, 2008.

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

Many other provisions of the Dodd-Frank Act still require extensive rulemaking, guidance and interpretation by regulatory agencies. Accordingly, in many respects, the ultimate impact of the legislation and its effects on the Corporation and the Bank remain uncertain. We are continuing to closely monitor and evaluate regulatory developments. Such developments could adversely affect our financial condition and results of operations through significant increases in our regulatory compliance costs.

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

The GLB Act and FCRA also impose requirements regarding data security and the safeguarding of customer information. The Bank is subject to the Interagency Guidelines Establishing Information Security Standards (“Security Guidelines”), which implement section 501(b) of the GLB Act and section 216 of the FACT Act. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity and the proper disposal of customer information.  The Bank believes it is in compliance with all such standards.

ITEM 1A.  RISK FACTORS

The Corporation’s business is subject to many risks and uncertainties.  Although the Corporation seeks ways to manage these risks and develop programs to control those that management can, the Corporation ultimately cannot predict the extent to which these risks and uncertainties could affect our results.  Actual results may differ materially from management's expectations.  The material risks and uncertainties that management believes affect the Corporation are discussed below.  You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Economic conditions may adversely affect the Corporation’s financial performance.

As a consequence of the economic slowdown that the United States experienced, business activity across a wide range of industries continues to face serious difficulties due to reduced consumer spending, the weakened financial condition of some borrowers and employment levels.  A continued weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which the Corporation does business could have one or more of the following adverse effects on the Corporation’s business: (i) a decrease in the demand for loans and other products and services; (ii) a decrease in the value of the Corporation’s loans or other assets secured by consumer or commercial real estate; (iii) an impairment of certain of the Corporation’s intangible assets, such as goodwill; and (iv) an increase in the number of borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation.  Additionally, in light of economic conditions, the Corporation’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches that it uses to select, manage and underwrite loans become less predictive of future behaviors.  Further, competition in the Corporation’s industry may intensify as a result of consolidation of financial services companies in response to current market conditions and the Corporation may face increased regulatory scrutiny, which may increase its costs and limit its ability to pursue business opportunities.

Commercial real estate and business loans increase the Corporation’s exposure to credit risks.

At December 31, 2013, the Corporation’s portfolio of commercial real estate and business loans totaled $519 million or 52.1% of total loans.  The Corporation’s plans are to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operations and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans.  The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

Increases to the allowance for loan losses may cause the Corporation’s earnings to decrease.

The Corporation’s customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance.  Hence, we may experience significant loan losses, which could have a material adverse effect on our operating results.  Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the amount of the allowance for loan losses, management relies on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors.  If these assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Corporation’s loan portfolio, resulting in additions to the allowance.  Material additions to the allowance would materially decrease net income.

The Corporation’s emphasis on the origination of commercial loans is one of the more significant factors in evaluating its allowance for loan losses.  As the Corporation continues to increase the amount of these loans, additional or increased provisions for loan losses may be necessary, which could result in a decrease in earnings.

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

The Corporation faces substantial competition in all phases of its operations from a variety of different competitors.  Future growth and success will depend on the ability to compete effectively in this highly competitive environment. The Corporation competes for deposits, loans and other financial services with a variety of banks, thrifts, credit unions and other financial institutions as well as other entities, which provide financial services.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as the Corporation. Many competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

In addition, the Corporation may acquire banks and related businesses that it believes provide a strategic fit with its business, such as the 2011 acquisition of Fort Orange Financial Corp (“FOFC”) and the 2013 acquisition of six branches of Bank of America.  To the extent that the Corporation grows through acquisitions, it cannot provide assurance that such strategic decisions will be accretive to earnings.

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

Currently, the Corporation and its subsidiaries are subject to extensive regulation, supervision, and examination by regulatory authorities.  For example, the Federal Reserve regulates the Corporation and the Federal Reserve, the FDIC and the NYSDFS regulate the Bank.  Such regulators govern the activities in which the Corporation and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Corporation and its operations.  The Corporation believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations.  Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change.  There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

The impending capital requirement changes from Basel III discussed in Item 1-“Business-Supervision and Regulation”, could have a material adverse impact on the Corporation. Even though the Bank exceeds current and proposed minimum regulatory capital levels, adverse changes to residential mortgage risk weights, new requirements for common equity capital, inclusion of accumulated other comprehensive income in regulatory capital, the phase out of trust preferred securities, along with the adoption of new capital conservation buffers would reduce the Bank's current capital position and over time could cause the Bank to fail to meet minimum regulatory requirements. These positions are subject to volatility due to changes in interest rates and credit spreads. The current positive balance is a product of the continued ultra low interest rate environment, which could change in the future. Rapid increases in interest rates and credit spreads could reverse the gain position and force the Corporation's accumulated other comprehensive income to become negative and have an adverse impact on the Bank's regulatory capital. Although there is a phase-in period in the proposed rules, other factors such as the ultra-low interest rate environment, fragile economic recovery, possible recession, and further constraints on profitability by regulators could impact the Bank's ability to meet the new regulatory minimums once the phase-in periods have ended.

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

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Under rules of the SEC promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we were required to furnish a report by our management on our internal controls over financial reporting in our Form 10-K for the fiscal year ended December 31, 2013.  In the course of our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2013 in connection with the preparation of the 2013 audited financial statements and our annual report on Form 10-K for 2013, we identified a material weakness in our internal controls over financial reporting related to the identification and evaluation of troubled debt restructurings as of December 31, 2013.  The material weakness did not result in a misstatement in the Corporation’s quarterly or annual financial statements for 2013.  However, as a result of the material weakness, management has concluded that the Corporation did not maintain effective internal controls over financial reporting as of December 31, 2013.

Our independent registered public accounting firm also identified a material weakness in our internal controls over financial reporting as stated in its Audit Report citing a deficiency noted above.  We have begun the process of remediating the deficiency noted above.  The material weakness in our internal controls over financial reporting, as described in Item 9A, “Controls and Procedures” and in the Audit Report, of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as any other weakness or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price.  If the weakness is not properly remediated, it could adversely affect our ability to report our financial results on a timely and accurate basis.

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

Our accounting policies and estimates are critical to how we report our financial condition and results of operations, and any changes to such accounting policies and estimates could materially affect how we report our financial condition and results of operations.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates and judgments are well controlled and applied consistently. In addition, these policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements.

Further, from time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. The ongoing economic recession has resulted in increased scrutiny of accounting standards by legislators and our regulators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between GAAP and International Financial Reporting Standards may result in changes to GAAP. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements or otherwise adversely affecting our financial condition or results of operations.

There may be claims and litigation pertaining to fiduciary responsibility.

From time to time as part of the Corporation’s normal course of business, customers make claims and take legal action against the Corporation based on its actions or inactions related to the fiduciary responsibilities of the Wealth Management Group Services segment.  If such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in financial liability and/or adversely affect the market perception of the Corporation and its products and services. This may also impact customer demand for the Corporation’s products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation and the Bank currently conduct all their business activities from the Bank's main office in Elmira, New York, 34 full-service branch locations in a twelve county area, owned office space adjacent to the Bank's main office in Elmira, New York and ten off-site automated teller facilities (“ATMs”), all of which are located on leased property.  The main office is a six-story structure located at One Chemung Canal Plaza, Elmira, New York, in the downtown business district.  The main office consists of approximately 59,342 square feet of space, of which 745 square feet is occupied by the Corporation's subsidiary CFS Group, with the remaining 58,597 square feet entirely occupied by the Bank. The combined square footage of the 34 branch banking facilities totals approximately 177,000 square feet.  The office building adjacent to the main office was acquired in 1995 and consists of approximately 33,186 square feet of which 30,766 square feet are occupied by operating departments of the Bank and 2,420 square feet are leased.  The leased automated teller facility spaces total approximately 500 square feet. The Bank operates fourteen of its facilities (Auburn, Bath, Binghamton, Cortland, Clifton Park, Community Corners, Ithaca, Latham, Oakdale Mall, Slingerlands, Tioga, Vestal, and Albany-Washington Ave. and Wolf Rd Offices) and ten ATM’s (Collegetown Bagels, Corning Community College, Elmira College, Elmira/Corning Regional Airport, E-Z Food Mart, Hardinge Inc., Ithaca College, Lansing Market, Schuyler Hospital, and Quality Beverage) under lease arrangements.  The rest of its offices, including the main office and the adjacent office building, are owned by the Bank.  All properties owned or leased by the Bank are considered to be in good condition.

The Corporation holds no real estate in its own name.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is a party in two legal proceedings involving its Wealth Management Group. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate’s Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts’ investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee’s commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate’s Court.  While the outcome of litigation is not predictable the Bank believes that the claims are without merit and is vigorously defending them.  As of December 31, 2013, no amount has been accrued for potential losses related to these proceedings as a potential loss is not considered probable or reasonably estimable in the opinion of management.

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

The table below shows the price ranges for the Corporation’s common stock during each of the indicated quarters. Prior to November 16, 2012, the information is based upon actual transactions reported by brokerage firms that maintain a market for the Corporation’s common stock and other transactions known to management.  On November 14, 2012, the Corporation filed a Form 8-K with the SEC announcing that shares of its common stock would begin trading on the NASDAQ Global Market effective with the opening of trading on November 16, 2012.  Since November 16, 2012, through December 31, 2013, the information is based upon the high and low sales prices reported by the NASDAQ Global Market.

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2013	High	Low	Dividends
4th Quarter	$36.00	$30.23	$0.26
3rd Quarter	35.85	30.31	0.26
2nd Quarter	34.53	30.18	0.26
1st Quarter	33.99	28.41	0.00

December 31, 2012
4th Quarter	$32.50	$23.51	$0.50
3rd Quarter	25.70	23.55	0.25
2nd Quarter	25.99	24.76	0.25
1st Quarter	26.00	22.65	0.25

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

As of February 28, 2014, there were 1,226 registered holders of record of the Corporation's stock, which includes 608 Non Objecting Beneficial Owners (“NOBO”) shares held in street name.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2013:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/13-10/31/13	-	$-	-	121,906
11/1/13-11/30/13	-	$-	-	121,906
12/1/13-12/31/13	-	$-	-	121,906
Quarter ended 12/31/13	-	$-	-	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the  purchase of up to 125,000 shares of the Corporation's outstanding common stock.  Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management.  For the year ending December 31, 2013, a total of 3,094 shares had been purchased under this plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $1B - $5B Bank Index for the period of five years commencing December 31, 2008.

[]

Total Return Performance
Chemung Financial Corporation
NASDAQ Composite
NASDAQ Bank
SNL Bank $1B-$5B
Index Value
350
300
250
200
150
100
50
0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Chemung Financial Corporation	100.00	108.84	125.64	132.26	181.22	213.90
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2008.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.  The selected financial data is derived from our audited consolidated financial statements.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2013	2012	2011	2010	2009
Total assets	$1,476,143	$1,248,160	$1,216,260	$958,327	$975,552
Loans	995,866	893,517	796,915	613,684	595,853
Investment securities	352,511	245,434	289,182	231,260	243,143
FHLBNY and FRBNY stock	4,482	4,710	5,509	3,329	3,281
Deposits	1,263,370	1,044,734	998,493	786,359	801,063
Securities sold under agreements to repurchase	32,701	32,711	37,107	44,775	54,263
FHLBNY advances	25,243	27,225	43,344	20,000	20,000
Shareholders' equity	138,578	131,115	125,929	97,409	90,086

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2013	2012	2011	2010	2009
Net interest income	$46,631	$46,842	$43,915	$34,530	$33,155
Provision for loan losses	2,755	828	958	1,125	2,450
Net interest income after provision for loan losses	$43,876	46,014	42,957	33,405	30,705
Other operating income:
Wealth management group fee income	7,344	6,827	6,710	10,497	8,089
Securities gains, net	(13)	301	1,108	451	785
Trust Preferred impairment	-	-	(67)	(393)	(2,242)
Net gains on sales of loans held for sale	503	484	179	242	259
Other income	10,242	9,576	9,534	8,848	8,819
Total other operating income	18,076	17,188	17,464	19,645	15,710
Other operating expenses	49,399	46,795	44,850	37,843	39,321
Income before income tax expense	12,553	16,407	15,571	15,207	7,094
Income tax expense	3,822	5,385	5,033	5,105	1,861
Net income	$8,731	$11,022	$10,538	$10,102	$5,233

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2013	2012	2011	2010	2009	2008	% Change 2012 To 2013	Compounded Annual Growth 5 Years
Earnings per share (1)	$1.87	$2.38	$2.40	$2.80	$1.45	$2.32	-21.4%	-4.2%
Dividends declared	1.04	1.00	1.00	1.00	1.00	1.00	0.4%	0.8%
Tangible book value (2)	23.63	22.40	21.07	22.90	20.74	18.96	5.5%	4.5%
Market price at 12/31	34.17	29.89	22.75	22.30	21.25	20.40	14.3%	10.9%
Weighted average shares outstanding (in thousands)	4,660	4,641	4,383	3,607	3,603	3,594	0.4%	5.3%
(1) Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share.
(2)  Tangible book value is total shareholders’ equity minus goodwill and other intangible assets, net.

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2013	2012	2011	2010	2009
Return on average assets	0.67%	0.88%	0.90%	1.02%	0.56%
Return on average equity	6.50%	8.41%	8.77%	10.64%	6.13%
Dividend yield at year end	3.08%	4.20%	4.40%	4.48%	4.71%
Dividend payout	41.04%	51.84%	38.50%	34.84%	67.21%
Total capital to risk adjusted assets	12.10%	13.10%	13.28%	14.54%	13.22%
Tier I capital to risk adjusted assets	10.57%	11.68%	11.84%	12.92%	11.61%
Tier I leverage ratio	8.08%	8.74%	8.27%	8.72%	7.89%
Average equity to average assets	10.28%	10.46%	10.23%	9.60%	9.19%
Year-end equity to year-end assets ratio	9.39%	10.50%	10.35%	10.16%	9.23%
Loans to deposits	78.83%	85.53%	79.81%	78.04%	74.38%
Allowance for loan losses to total loans	1.28%	1.17%	1.21%	1.55%	1.67%
Allowance for loan losses to non- performing loans	150.11%	172.96%	70.97%	89.62%	168.65%
Non-performing assets to total assets	0.61%	0.53%	1.19%	1.18%	0.67%
Net interest rate spread	3.72%	3.90%	3.86%	3.53%	3.49%
Net interest margin	3.85%	4.07%	4.07%	3.81%	3.89%
Efficiency ratio (1)	74.77%	71.30%	71.21%	68.35%	78.40%
(1) Efficiency ratio is operating expenses adjusted for amortization of intangible assets and stock donations divided by net interest income (before provision for loan losses) plus other operating income adjusted for non-taxable gains on stock donations.  The efficiency ratio is not adjusted for expenses related to mergers and acquisitions.

The following tables summarize the Corporation’s unaudited net income and basic earnings per share at each quarter end for the years 2013 and 2012 (in thousands of dollars except per share data):

	2013
	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$12,748	$12,333	$12,510	$13,073
Interest expense	1,031	1,005	993	1,003
Net interest income	11,717	11,328	11,517	12,070
Provision for loan losses	431	450	874	1,000
Net interest income after provision for loan losses	11,286	10,878	10,643	11,070
Total other operating income	4,022	4,475	4,351	5,229
Total other operating expenses	11,725	11,392	11,813	14,471
Income before income tax expense	3,583	3,961	3,181	1,828
Income tax expense	1,171	1,306	1,002	343
Net Income	$2,412	$2,655	$2,179	$1,485
Basic and diluted earnings per share	$0.52	$0.57	$0.46	$0.32

	2012
	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$13,540	$12,765	$13,015	$12,757
Interest expense	1,508	1,385	1,225	1,116
Net interest income	12,032	11,380	11,790	11,641
Provision for loan losses	477	52	225	74
Net interest income after provision for loan losses	11,555	11,328	11,565	11,567
Total other operating income	4,890	4,112	3,992	4,192
Total other operating expenses	10,931	11,881	11,340	12,642
Income before income tax expense	5,514	3,559	4,217	3,117
Income tax expense	1,899	1,115	1,383	987
Net Income	$3,615	$2,444	$2,834	$2,130
Basic and diluted earnings per share	$0.78	$0.53	$0.61	$0.46

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

To assist the reader, the Corporation has provided the following list of commonly used acronyms and abbreviations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CDO: Collateralized Debt Obligation	GAAP: U.S. generally accepted accounting principles
FASB: Financial Accounting Standards Board	OTTI: Other-Than-Temporary Impairment
FDIC: Federal Deposit Insurance Corporation	PCI: Purchased Credit Impaired
FHLBNY: Federal Home Loan Bank of New York	SEC: Securities and Exchange Commission
FRBNY: Federal Reserve Bank of New York	TDR: Troubled Debt Restructurings

The purpose of this discussion is to focus on information about the financial condition and results of operations of Chemung Financial Corporation (the “Corporation”).  Reference should be made to the accompanying consolidated financial statements and footnotes, and the selected financial data appearing elsewhere in this report for an understanding of the following discussion and analysis.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in this form 10-K.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Corporation has been a financial holding company since 2000, and the Bank was established in 1833 and CFS Group, Inc. in 2001.  Through the Bank and CFS Group, Inc., the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, letters of credit, wealth management services, employee benefit plans, securities and insurance brokerage services.  The Bank relies substantially on a foundation of locally generated deposits.

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

2013 Highlights

•
In the fourth quarter, the Bank completed the acquisition of six branch offices from Bank of America located in Cayuga, Cortland, Seneca and Tompkins counties in New York.  As part of the transaction, the Corporation acquired $177.7 million in deposits and $1.2 million in loans and incurred $1.4 million of pre-tax branch acquisition costs.

•	Net income for 2013 was $8.7 million, or $1.87 per share, compared with $11.0 million, or $2.38 per share, for 2012, a decrease of $2.3 million, or 20.8%.

•	Returns on average assets and average equity for 2013 were 0.67% and 6.50%, respectively, compared with 0.88% and 8.41%, respectively, for 2012.

•	Net interest margin for 2013 was 3.85%, down from 4.07% for 2012.

•	The non-performing assets to total assets ratio was 0.61% at December 31, 2013 compared with 0.53% at December 31, 2012.

•
Book value per share was $29.67 at December 31, 2013 compared with $28.20 at December 31, 2012, an increase of $1.47, or 5.2%.  Tangible book value per share was $23.63 at December 31, 2013 compared with $22.40 at December 31, 2012, an increase of $1.23 or 5.5%.

•	As a result of the branch acquisition, the tangible equity to tangible assets ratio decreased to 7.62% at December 31, 2013 compared with 8.53% at December 31, 2012.

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

Financial Condition

Summary

Consolidated assets at December 31, 2013 totaled $1.476 billion, an increase of $227.9 million or 18.3% since December 31, 2012.  The growth was due primarily to increases of $106.3 million in investment securities available for sale and $102.4 million, or 11.5%, in total portfolio loans.  The increase in portfolio loans was due to strong growth of $64.5 million in commercial loans and $42.4 million in consumer loans.

Total liabilities increased $220.5 million to $1.338 billion at December 31, 2013, due primarily to an increase of $218.6 million in deposits.  The growth in deposits was due primarily to increases of $177.7 million from the branch acquisition and $40.9 million in organic deposit growth.  Total shareholders’ equity was $138.6 million at December 31, 2013, an increase of $7.5 million from December 31, 2012, due primarily to the Corporation’s net income of $8.7 million and a $3.0 million reduction in accumulated other comprehensive loss, partially offset by declared dividends of $4.8 million.

The market value of total assets under management or administration in the Corporation’s Wealth Management Group was $1.888 billion at December 31, 2013 compared with $1.735 billion at December 31, 2012, an increase of $153.0 million, or 8.8%.

Balance Sheet Comparisons

Table 1 contains selected average balance sheet information for each year in the six-year period ended December 31, 2013 (in millions of dollars):

TABLE 1. SELECTED AVERAGE BALANCE SHEET INFORMATION
Average Balance Sheet	2013	2012	2011	2010	2009	2008	% Change 2012 to 2013	Compounded Annual Growth 5 Years
Total Assets	$1,306.4	$1,253.7	$1,175.0	$988.6	$928.8	$837.5	4.2%	9.3%
Earning Assets (1)	1,209.7	1,150.4	1,078.4	905.5	852.4	757.3	5.2%	9.8%
Loans (2)	942.9	844.2	741.0	590.6	586.7	561.6	11.7%	10.9%
Investments (3)	266.8	306.2	337.4	314.9	265.7	195.7	-12.9%	6.4%
Deposits	1,090.5	1,042.7	965.2	817.6	752.4	649.7	4.6%	10.9%
Borrowings (4)	69.5	70.7	81.3	68.4	79.2	87.2	-1.7%	-4.4%
Shareholders’ Equity	134.3	131.1	120.2	94.9	85.4	89.2	2.4%	8.5%
(1) Average earning assets include securities available for sale and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, FHLBNY stock, FRBNY stock and federal funds sold.
(2) Average loans, net of deferred origination fees and costs, and unearned income.
(3) Average balances for investments include securities available for sale and securities held to maturity, based on amortized cost, FHLBNY stock, FRBNY stock, federal funds sold and interest-bearing deposits.
(4) Average borrowings include FHLBNY advances and securities sold under agreements to repurchase.

Table 2 contains selected period-end balance sheet information for each year in the six-year period ended December 31, 2013 (in millions of dollars):

TABLE 2. SELECTED PERIOD-END BALANCE SHEET INFORMATION
Ending Balance Sheet	2013	2012	2011	2010	2009	2008	% Change 2012 to 2013	Compounded Annual Growth 5 Years
Total Assets	$1,476.1	$1,248.2	$1,216.3	$958.3	$975.6	$838.3	18.3%	12.0%
Earning Assets (1)	1,372.9	1,154.7	1,116.3	892.4	900.9	770.4	18.9%	12.2%
Loans (2)	995.9	893.5	796.9	613.7	595.9	565.2	11.5%	12.0%
Allowance for loan losses	12.8	10.4	9.7	9.5	10.0	9.1	22.5%	7.01%
Investments (3)	377.0	261.2	319.4	278.7	305.0	205.2	44.4%	12.9%
Deposits	1,263.4	1,044.7	998.5	786.4	801.1	656.9	20.9%	14.0%
Borrowings (4)	57.9	59.9	80.5	64.8	74.3	83.4	-3.3%	-7.0%
Shareholders’ Equity	138.6	131.1	125.9	97.4	90.1	83.0	5.7%	10.8%
(1) Earning assets include securities available for sale, at estimated fair value and securities held to maturity based on amortized cost, loans net of deferred origination fees and costs and unearned income, interest-bearing deposits, FHLBNY stock, FRBNY stock and federal funds sold.
(2) Loans, net of deferred origination fees and costs, and unearned income.
(3) Investments include securities available for sale, at estimated fair value, securities held to maturity, at amortized cost, FHLBNY stock, FRBNY stock, federal funds sold and interest-bearing deposits.
(4) Borrowings include FHLBNY advances and securities sold under agreements to repurchase.

Cash and Cash Equivalents

Total cash and cash equivalents increased $11.4 million since December 31, 2012, due primarily to increases of $9.0 million in interest-bearing deposits in other financial institutions and $2.4 million in cash and due from financial institutions.  The increases were due to additional cash from the branch acquisition that was not used to help fund the increase in investment securities and portfolio loans.  The Corporation continues to evaluate alternative investment of these funds with caution, given the low interest rate environment.

Securities

The Corporation’s Funds Management Policy includes an investment policy that in general, requires debt securities purchased for the bond portfolio to carry a minimum agency rating of "A".  After an independent credit analysis is performed, the policy also allows the Corporation to purchase local municipal obligations that are not rated.  The Corporation intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements and other types of transactions.  Fluctuations in the fair value of the Corporation’s securities relate primarily to changes in interest rates.

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in Table 3 as follows (in thousands of dollars):

TABLE 3. SECURITIES AVAILABE FOR SALE

	2013			2012
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$187,098	$188,106	$1,008	$138,041	$141,591	$3,550
Mortgage-backed securities, residential	104,069	104,357	288	29,592	31,515	1,923
Collateralized mortgage obligations	1,001	1,015	14	3,495	3,543	48
Obligations of states and political Subdivisions	37,339	38,376	1,037	39,175	40,815	1,640
Corporate bonds and notes	2,879	2,946	67	11,412	11,652	240
SBA loan pools	1,471	1,488	17	1,683	1,724	41
Trust preferred securities	1,898	2,033	135	2,519	2,471	(48)
Corporate stocks	444	7,695	7,251	736	6,375	5,639
Totals	$336,199	$346,016	$9,817	$226,653	$239,686	$13,033

The available for sale segment of the securities portfolio totaled $346.0 million at December 31, 2013, an increase of $106.3 million, or 44.4%, from $239.7 million at December 31, 2012.  The increase resulted primarily from purchases of $174.0 million, partially offset by sales and calls of $18.1 million, and maturities and principal collected of $44.0 million.  The increase in securities available for sale was funded from the deposits acquired in the branch acquisition.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $6.5 million at December 31, 2013, an increase of $0.8 million, or 13.0%, from $5.7 million at December 31, 2012.  The increase resulted primarily from purchases of $6.4 million, partially offset by maturities and principle collected of $5.7 million.

Non-marketable equity securities at December 31, 2013 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.7 million and $2.8 million, respectively. The fair value of these securities is assumed to approximate their cost.  The investment in these stocks is regulated by regulatory policies of the respective institutions.

Table 4 sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities at December 31, 2013 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security).  Federal tax equivalent adjustments have not been made in calculating yields on municipal obligations (in thousands of dollars):

TABLE 4. MATURIES AND YIELDS OF AVAILABLE FOR SALE AND
HELD TO MATURITY SECURITIES

	Maturing
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$10,289	1.38%	$162,945	1.56%	$14,872	2.23%	$-	-
Mortgage-backed securities, Residential	670	3.78%	68,951	2.29%	34,670	2.18%	65	2.40%
Collateralized mortgage obligations	874	2.35%	141	4.67%	-	-	-	-
Obligations of states and political subdivisions	11,966	2.09%	28,252	2.61%	3,629	3.00%	-	-
Corporate bonds and notes	1,385	2.94%	1,323	4.04%	238	3.25%	-	-
SBA loan pools	-	-	341	1.46%	1,147	1.85%	-	-
Trust preferred securities	2,034	8.93%	-	-%	-	-	-	-%
Total	$27,218	2.40%	$261,953	1.88%	$54,556	2.24%	$65	2.40%

Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For the years ended December 31, 2013 and 2012, the Corporation had no OTTI charges.  During the fourth quarter of 2013, the Corporation sold one CDO consisting of a pool of trust preferred securities that had an amortized cost of $0.6 million.  The CDO was sold for $0.6 million, resulting in a slight loss.  The CDO was sold in light of the uncertainty surrounding the recently released rules contained in the “Volcker Rule” provision of the Dodd-Frank Act regarding the ability of banks to hold these types of securities and based on current market conditions.  In addition to the CDO that was sold in the fourth quarter of 2013, the remaining CDO was liquidated and the Corporation will record approximately $0.5 million in other income during the first quarter of 2014.  The Corporation does not own any other CDOs in its investment securities portfolio.  For more detailed information on OTTI, see Footnote (3), “Securities” in the Notes to Consolidated Financial Statements.

Loans

The Corporation has reporting systems to monitor: (i) loan originations and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

Table 5 shows the Corporation's loan composition by segment and percentage of total loans at the end of each of the last five years (in thousands of dollars):

	TABLE 5. LOANS
	December 31,
	2013	%	2012	%	2011	%	2010	%	2009	%

Commercial and agricultural	$145,362	14.6	$133,851	15.0	$142,209	17.8	$114,697	18.7	$118,303	19.9
Commercial mortgages	373,147	37.5	320,198	35.9	264,589	33.2	133,070	21.7	123,669	20.7
Residential mortgages	195,997	19.7	200,475	22.4	193,600	24.3	173,468	28.3	162,447	27.3
Indirect consumer loans	164,846	16.5	130,573	14.6	97,165	12.2	98,941	16.1	94,122	15.8
Consumer loans	116,514	11.7	108,420	12.1	99,352	12.5	93,508	15.2	97,312	16.3
Total	$995,866	100.0	$893,517	100.0	$796,915	100.0	$613,684	100.0	$595,853	100.0

Portfolio loans totaled $995.9 million at December 31, 2013, an increase of $102.4 million, or 11.5%, from $893.5 million at December 31, 2012.  The increase in portfolio loans was due to strong growth of $64.5 million, or 14.2%, in commercial loans and $42.4 million, or 17.7%, in consumer loans. The growth in commercial loans was due primarily to an increase of $51.7 million in commercial loans in the Capital Bank division in the Albany, New York region.  The growth in consumer loans was primarily due to increases of $34.2 million in indirect consumer loans and $8.9 million in home equity loans.  The Corporation conducted a marketing campaign for direct consumer loans during the second and third quarters of 2013.

Residential mortgage loans totaled $196.0 million at December 31, 2013, a decrease of $4.5 million, or 2.2%, from December 31, 2012.  In addition, during 2013, $18.8 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.7 million of residential mortgages sold to the State of New York Mortgage Agency.

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

The Corporation also monitors specific NAICS industry classifications of commercial loans to indentify concentrations greater than 10.0% of total loans.  At December 31, 2013 and 2012, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 31.1% and 27.7% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2013 and 2012.

Table 6 shows the maturity of only commercial and agricultural loans and commercial mortgages outstanding as of December 31, 2013.  Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands of dollars):

	TABLE 6. LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2013
	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial, agricultural and commercial mortgages	$70,130	$98,949	$349,430	$518,509
Loans maturing after one year with:
Fixed interest rates	$24,334	$71,177	$111,412	$206,923
Variable interest rates	45,796	27,772	238,018	311,586
Total	$70,130	$98,949	$349,430	$518,509

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure.

Past due status on all loans is based on the contractual terms of the loan.  It is generally the Corporation's policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed.  All payments received on non-accrual loans are applied to principal.  Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Table 7 summarizes the Corporation's non-performing assets, excluding purchased credit impaired (“PCI”) loans acquired in the acquisition of FOFC (in thousands of dollars):

TABLE 7. NON-PERFORMING ASSETS

December 31,	2013	2012	2011	2010	2009
Non-accrual loans	$7,456	$5,667	$9,554	$6,805	$5,703
Non-accrual troubled debt restructurings	1,061	365	4,057	3,793	207
Total non-performing loans	8,517	6,032	13,611	10,598	5,910
Other real estate owned	538	565	898	741	649
Total non-performing assets	$9,055	$6,597	$14,509	$11,339	$6,559

Ratio of non-performing loans to total loans	0.86%	0.68%	1.71%	1.73%	0.99%
Ratio of non-performing assets to total assets	0.61%	0.53%	1.19%	1.18%	0.67%
Ratio of allowance for loan losses to non-performing loans	150.01%	172.96%	70.97%	89.62%	168.65%

Accruing loans past due 90 days or more (1)	1,473	4,484	7,304	11	517
Accruing troubled debt restructurings (1)	6,831	5,364	-	659	7,377
(1)	These loans are not included in nonperforming assets above.

Table 8 shows interest income on non-accrual and troubled debt restructured loans for the indicated years ended December 31 (in thousands of dollars):

TABLE 8. INTEREST INCOME ON NON-ACCRUAL AND
 TROUBLED DEBT RESTRUCTURED LOANS
	2013	2012	2011
Interest income that would have been recorded under original terms	$541	$666	$1,009
Interest income recorded during the period	$421	$12	$34

Non-Performing Loans

The recorded investment in non-performing loans at December 31, 2013, totaled $8.5 million compared to $6.0 million at year-end 2012, an increase $2.5 million.  The increase in non-performing loans was due to increases of $1.8 million in non-accrual loans and $0.7 million in non-accrual TDRs.  Non-performing commercial loans increased $1.6 million and non-performing residential mortgages increased $0.9 million.

The recorded investment in accruing loans 90 days or more past due totaled $1.5 million at December 31, 2013, compared with $4.5 million at year-end 2012, a decrease of $3.0 million.  This decrease was due to a decrease of $3.0 million in acquired construction loans not considered by management to be PCI loans, which for a variety of reasons are 90 days or more past their stated maturity dates.  These loans totaled $1.5 million at December 31, 2013.  However, the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based on the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

Not included in the non-performing loan totals are loans acquired in the April 2011 acquisition of FOFC and its wholly-owned subsidiary, Capital Bank, which the Corporation had identified as PCI loans totaled $9.7 million and $10.7 million at December 31, 2013 and 2012, respectively.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of December 31, 2013, the Corporation had $1.1 million of non-accrual TDRs compared with $0.4 million as of December 31, 2012.  The increase in non-accrual TDRs was primarily in the commercial loan segment of the loan portfolio.  As of December 31, 2013, the Corporation had $6.8 million of accruing TDRs compared with $5.3 million as of December 31, 2012.  The increase in accruing TDRs was primarily in the commercial loan segment of the loan portfolio.

Impaired Loans

Impaired loans at December 31, 2013 totaled $13.9 million, including TDRs of $7.9 million, compared with $12.7 million at December 31, 2012, including TDRs of $5.7 million.  Not included in the impaired loan totals are loans acquired in the FOFC acquisition which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The increase of $1.2 million in impaired loans resulted principally from an increase in impaired commercial loans.  Included in the impaired loan total at December 31, 2013, are loans totaling $2.0 million for which impairment allowances of $1.0 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2012, the impaired loan total included $0.8 million of loans for which specific impairment allowances of $0.2 million were allocated to the allowance for loan losses.  The increase in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to an increase in impaired commercial loans.

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

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  The allowance is established based on management’s evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Specific valuation allowances are established based on management’s analyses of individually impaired loans.  Factors considered by management in determining impairment include payment status, evaluations of the underlying collateral, expected cash flows, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If a loan is determined to be impaired and is placed on nonaccrual status, all future payments received are applied to principal and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class.  These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.

The allowance for loan losses is increased through a provision for loan losses charged to operations.  Loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely.  Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Prior to December 31, 2012, the Corporation utilized the sum of all allowance amounts derived as described above, combined with a reasonable unallocated allowance, as the primary indicator of the appropriate level of allowance for loan losses.  During the fourth quarter of 2012, the Corporation refined its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance.  This refined allowance calculation included specific allowance allocations for qualitative factors including (i) concentrations of credit, (ii) general economic and business conditions, (iii) trends that could affect collateral values and (iv) expectations regarding the current business cycle.  The Corporation may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, (1) credit quality trends (including trends in non-performing loans expected to result from existing conditions), (2) seasoning of the loan portfolio, (3) specific industry conditions affecting portfolio segments, (4) the Corporation’s expansion into new markets and (5) the offering of new loan products.

Table 9 summarizes the Corporation’s allocation of the allowance for loan losses and percent of loans by category to total loans for each year in the five-year period ended December 31, 2013 (in thousands of dollars):

TABLE 9. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Balance at end of period applicable to:	2013	%	2012	%	2011	%	2010	%	2009	%
Commercial and agricultural	$1,979	14.6	$1,708	15.0	$3,143	17.8	$2,118	18.6	$3,133	19.9
Commercial mortgages	6,243	37.5	4,428	35.9	2,570	33.2	2,575	21.7	3,073	20.7
Residential mortgages	1,517	19.7	1,565	22.4	1,310	24.3	1,302	28.3	1,125	27.3
Consumer loans	3,037	28.2	2,706	26.7	2,193	24.7	2,727	31.4	2,636	32.1
	12,776	100.0	10,407	100.0	9,216	100.0	8,722	100.0	9,967	100.0
Unallocated	-	N/A	26	N/A	443	N/A	776	N/A	-	N/A
Total	$12,776	100.0	$10,433	100.0	$9,659	100.0	$9,498	100.0	$9,967	100.0

The allowance for loan losses was $12.8 million at December 31, 2013, up from $10.4 million at December 31, 2012.  The ratio of allowance for loan losses to total loans was 1.28% at December 31, 2013, compared to 1.17% at December 31, 2012.  The increase in the allowance for loan losses was due principally to the establishment of $0.9 million in additional specific reserves on three commercial loans, loan portfolio growth and allowances for the growth after consideration of the factors discussed above, and higher net charge-offs.

Table 10 summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2013 (in thousands of dollars, except ratio data):

TABLE 10. SUMMARY OF LOAN LOSS EXPERIENCE
	Years Ended December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of year	$10,433	$9,659	$9,498	$9,967	$9,106
Reclassification of acquired loan discount		124	-	-	-
Charge-offs:
Commercial and agricultural	186	181	686	817	92
Commercial mortgages	44	335	19	471	297
Real estate mortgages	124	83	67	83	30
Consumer loans	1,082	645	678	795	1,400
Home equity	57	29	48	45	23
Total	1,493	1,273	1,498	2,211	1,842
Recoveries:
Commercial and agricultural	537	802	423	414	68
Commercial mortgages	98	55	41	15	15
Real estate mortgages	65	-	45	-	-
Consumer loans	375	228	190	188	170
Home Equity	6	10	2	-	-
Total	1,081	1,095	701	617	253
Net charge-offs	412	178	797	1,594	1,589
Provision charged to operations	2,755	828	958	1,125	2,450
Allowance for loan losses at end of year	$12,776	$10,433	$9,659	$9,498	$9,967
Ratio of net charge-offs during year to average loans outstanding	.04%	.02%	.11%	.27%	.27%
Ratio of allowance for loan losses to total loans outstanding	1.28%	1.17%	1.21%	1.55%	1.67%

Net charge-offs for 2013 were $0.4 million compared with $0.2 million for 2012.  The ratio of net charge-offs to average loans outstanding was 0.04% for 2013 compared to 0.02% for 2012.  The increase in net charge-offs was due primarily to an increase of $0.4 million in consumer loan charge-offs, partially offset by a decline of $0.3 million in commercial mortgage charge-offs.

Other Real Estate Owned

At December 31, 2013, other real estate owned (“OREO”) totaled $0.5 million compared to $0.6 million at December 31, 2012.

Other Assets

The $4.3 million increase in other assets was due primarily to an improvement in the funded status of the Corporation’s pension plan, partially offset by a decline in prepaid FDIC insurance premiums.

Deposits

Deposits totaled $1.263 billion at December 31, 2013, compared with $1.045 billion at December 31, 2012, an increase of $218.6 million, or 20.9%.  The growth was primarily due to $177.7 million from the branch acquisition and $40.9 million in organic deposit growth.  At December 31, 2013, demand deposit and money market accounts comprised 65.5% of total deposits compared with 60.7% at December 31, 2012.  Sorted by public, commercial and consumer sources, the growth in deposits was due primarily to increases of $154.8 million in consumer accounts, $36.2 million in public funds and $31.4 million in commercial accounts.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) program.  The CDARS program involves a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Deposits obtained through brokers were $5.0 million and $8.8 million as of December 31, 2013 and 2012, respectively.  Deposits obtained through the CDARS program were $35.7 million and $8.1 million as of December 31, 2013 and 2012, respectively.  The increase in CDARS deposits was due to the Corporation offering the CDARS program to local municipalities during 2013.

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

Borrowings

FHLBNY term advances decreased $2.0 million during 2013.  As a result of the increase in deposits, the Corporation decided not to replace FHLBNY advances that matured.

For each of the three years ended December 31, 2013, 2012 and 2011, respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity.

Information regarding securities sold under agreements to repurchase and FHLBNY advances is included in notes 8 and 9 to the consolidated financial statements appearing elsewhere in this report.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $73.1 million and $104.5 million at December 31, 2013 and 2012, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at December 31, 2013 and 2012.

During 2013, cash and cash equivalents increased $11.4 million.  The major sources of cash during 2013 included $170.9 million received from the branch acquisition, $22.8 million provided by operating activities, $67.9 million in proceeds from sales, maturities, calls and principal reductions on securities and $40.9 million in organic deposit growth.  These proceeds were used primarily to fund purchases of securities totaling $180.5 million, a $101.5 million net increase in loans, payment of cash dividends in the amount of $3.6 million and purchases of fixed assets totaling $3.7 million.

During 2012, cash and cash equivalents decreased $12.7 million.  The major sources of cash during 2012 included $24.6 million provided by operating activities, proceeds from sales, maturities, calls and principal reductions on securities totaling $124.5 million and a $46.2 million increase in deposits.  These proceeds were used primarily to fund purchases of securities totaling $82.2 million, a $96.6 million net increase in loans, a $16.1 million decrease in FHLBNY term advances, a decrease in securities sold under agreements to repurchase totaling $4.4 million, the payment of cash dividends in the amount of $5.7 million and purchases of fixed assets totaling $3.7 million.

Shareholders’ Equity

Total shareholders’ equity was $138.6 million at December 31, 2013, compared with $131.1 million at December 31, 2012, an increase of $7.5 million, or 5.7%.  The increase was due primarily to net income of $8.7 million and a $3.0 million reduction in accumulated other comprehensive loss, partially offset by declared dividends of $4.8 million.  The total shareholders’ equity to total assets ratio was 9.39% at December 31, 2013 compared with 10.50% at December 31, 2012.  As a result of the branch acquisition, the tangible equity to tangible assets ratio decreased to 7.62% at December 31, 2013, from 8.53% at December 31, 2012.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of December 31, 2013, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.  A comparison of the Corporation’s and the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2013 and 2012, is included in note 17 to the consolidated financial statements appearing elsewhere in this report.  For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital.”

Cash dividends declared during 2013 totaled $4.8 million or $1.04 per share compared to $4.6 million or $1.00 per share in 2012 and $4.3 million and $1.00 per share in 2011.  Dividends declared during 2013 amounted to 54.7% of net income compared to 41.5% and 41.0% of net income for 2012 and 2011, respectively.  Management seeks to continue generating sufficient capital internally, while continuing to pay adequate dividends to the Corporation’s shareholders.

When shares of the Corporation become available in the market, we may purchase them after careful consideration of the Corporation’s liquidity and capital positions.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  On November 16, 2011, the Corporation’s Board of Directors approved a one year extension of the stock repurchase program that had been initially approved on November 18, 2009 and extended for one year on November 17, 2010.  The extension authorized the purchase of up to 90,000 shares of the Corporation’s outstanding common stock, including those shares purchased during the first two years of the plan. From November 18, 2009 through the expiration of this program on November 16, 2012, a total of 68,564 shares were purchased.  Under the expired plan in 2012, the Corporation purchased 25,320 shares at an average cost of $24.96 per share totaling $0.6 million.  On December 19, 2012, the Board of Directors approved a new stock repurchase plan under which the Corporation may repurchase up to 125,000 shares.  During 2013, the Corporation purchased 3,094 shares at a total cost of $93 thousand under the new plan.  No shares were purchased under the new plan in 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with GAAP are not recorded in the financial statements.  The Corporation is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit and commitments to fund new loans.  The Corporation's policy is to record such instruments when funded.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

Table 11 shows the Corporation’s off-balance sheet arrangements as of December 31, 2013 (in thousands of dollars):
TABLE 11. COMMITMENT MATURITY BY PERIOD

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Standby letters of credit	$17,290	$13,453	$3,446	$96	295
Unused portions of lines of credit (1)	131,581	131,581	-	-	-
Commitments to fund new loans	28,943	28,943	-	-	-
Total	$177,814	$173,977	$3,446	$96	$295
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $39,605, $12,925 and $5,141, respectively, at December 31, 2013.

Contractual Obligations

Table 12 shows the Corporation’s contractual obligations under long-term agreements as of December 31, 2013 (in thousands of dollars).  Note references are to the Notes of the Consolidated Financial Statements:

TABLE 12. CONTRACTUAL OBLIGATIONS

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Time Deposits (Note 7)	$244,491	$178,903	$53,114	$10,740	$1,734
Federal Home Loan Bank advances (Note 9)	25,243	5,942	10,000	9,301	-
Securities sold under agreements to repurchase (Note 8)	32,701	12,701	-	20,000	-
Operating leases	11,969	1,665	2,966	2,355	4,983
Other	7,166	1,543	2,704	2,133	786
Total (1)	$321,570	$200,754	$68,784	$44,529	$7,503
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans.  Please refer to Part IV Item 15 Note 11 for information regarding these obligations at December 31, 2013.

Results of Operations 2013 vs. 2012

Net Income

Net income for 2013 was $8.7 million, a decrease of $2.3 million, or 20.8%, compared with $11.0 million for 2012.  Earnings per share for 2013 was $1.87 compared with $2.38 for 2012.  Return on average assets and return on average equity for 2013 were 0.67% and 6.50%, respectively, compared with 0.88% and 8.41%, respectively, for 2012.

The decline in 2013 earnings was due primarily to increases of $1.9 million in the provision for loan losses and $2.6 million in non-interest expense, which included $1.4 million in pre-tax branch acquisition costs.  Net interest income decreased $0.2 million in 2013.  These items were partially offset by a reduction of $1.6 million in income taxes and an increase of $0.9 million in non-interest income.  The increase in non-interest income was due primarily to increases of $0.5 million in Wealth Management Group fee income, $0.5 million in services charges on deposit accounts and a gain of $0.5 million from the branch acquisition.  These items were offset by the 2012 pre-tax casualty gain of $0.8 million from insurance reimbursements related to the September 2011 flooding of the Owego and Tioga offices.

Net Interest Income

Net interest income, which is the difference between the income we receive on interest-earning assets, such as loans and securities and the interest we pay on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to our earnings.

For 2013, net interest income totaled $46.6 million, a slight decrease of $0.2 million, or 0.5%, compared with $46.8 for 2012, and the net interest margin was 3.85% for 2013 compared with 4.07% for 2012.  The decline in net interest income was due primarily to margin compression evidenced by a 34 basis point decrease in the yield on interest-earning assets, partially offset by a 16 basis point decline in the cost of funds and an increase of $59.3 million in average earning assets.  The decline in net interest margin was due primarily to yields on interest-earning assets decreasing at a faster rate than the cost of interest-bearing liabilities.  The decrease in yield on interest-earning assets was attributable to lower loan yields as loans continue to reprice at current market rates.  In addition, the Corporation anticipated a decline in the yield on interest-earning assets due in part to its investment of cash from the branch acquisition into investment securities.

For 2013, total average funding liabilities, including non-interest-bearing demand deposits, increased $46.5 million, or 4.2%, to $1.160 billion compared to 2012.  The growth was primarily due to increases of $49.6 million in average savings and money market deposits and $18.4 million in demand deposits, partially offset by a decrease of $26.9 million in time deposits.  While average interest-bearing liabilities increased $28.1 million, or 3.4%, interest expense decreased $1.2 million, or 22.9%, as the average cost of interest-bearing liabilities decreased 16 basis points to 0.47%.

Provision for Loan Losses

For 2013 the provision for loan loss expense totaled $2.8 million compared to $0.8 million for 2012.  The increase was due principally to the establishment of $0.9 million in additional specific reserves on three commercial loans, loan portfolio growth and net charge-offs.

Non-Interest Income

Non-interest income for 2013 was $18.1 million compared with $17.2 million for 2012, an increase of $0.9 million, or 5.2%.  The increase was due primarily to a gain of $0.5 million from the branch acquisition and increases of $0.5 million in Wealth Management Group fee income and $0.5 million in service charges on deposit accounts.  These items were partially offset by reductions of $0.8 million in casualty gains from insurance reimbursements related to the September 2011 flooding of the Owego and Tioga offices and $0.3 million in net gain on securities transactions.

Current assets under management or administration of the Corporation’s Wealth Management Group include investment, trust and retirement-related business lines.  The market value of total assets under management or administration in the Wealth Management Group were $1.888 billion at December 31, 2013, compared with $1.735 billion at December 31, 2012, an increase of $153.0 million, or 8.8%.  As a result, Wealth Management Group fee income increased for 2013, as the Wealth Management Group’s efforts were focused on programs that include a private banking program with financial planning capabilities, to serve the financial needs of high net worth individuals, and an enhanced retirement services program to increase the number of plans under management and fee income.

Non-Interest Expense

Non-interest expense for 2013 was $49.4 million compared with $46.8 million for 2012, an increase of $2.6 million, or 5.6%.  Excluding $1.4 million in pre-tax branch acquisition costs from 2013, non-interest expense increased $1.2 million, or 2.7% for 2013.  This increase was due primarily to increases of $0.4 million in salaries and wages, $0.3 million in pension and other employee benefits, $0.3 million in net occupancy expense and $0.3 million in data processing costs.  These items were partially offset by a decrease of $0.5 million in professional services related to consultant fees.

Included in the increase in salaries and wages was $0.1 million related to the branch acquisition, and the remainder to compensation expense related to merit increases and incentive compensation.  The increase in pension and other employee benefits was primarily due to higher pension and retirement costs.  The increase in net occupancy was due primarily to higher depreciation and rent expense, both related to the Bank of America branch acquisition.  The increase in data processing expenses was primarily due to higher software maintenance fees and telephone data lines related to the branch acquisition.

Income Taxes

Income tax expense for 2013 was $3.8 million compared with $5.4 million for 2012, a decrease of $1.6 million, or 29.0%.  Income tax expense reflects an effective tax rate of 30.4% for 2013 compared with 32.8% for 2012, due primarily to lower pre-tax income and an increase in the relative percentage of tax exempt income to pre-tax income.

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

For 2012, net interest income totaled $46.8 million, an increase of $3.0 million, or 6.7%, compared with $43.9 for 2011, and the net interest margin remained level with the prior year at 4.07%.  The increase in net interest income reflects a higher level of average earning assets due in large part to the FOFC acquisition, organic growth in the Albany region and a 21 basis point decrease in the cost of average interest-bearing liabilities, partially offset by a 17 basis point decrease in the yield on average earning assets.  Average earning assets increased $72.0 million, or 6.7%, as an increase in average loans totaling $103.3 million was partially offset by a $27.1 million decrease in average interest-bearing deposits in other financial institutions.  Included in the growth in average loans and investment securities are the Capital Bank division’s assets for a full year in 2012 compared with nine months in 2011.  Due to the increase in average earning assets, total interest and dividend income increased $1.4 million, or 2.8%, despite a 17 basis point decrease in yield to 4.53%.

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

Non-Interest Income

Non-interest income for 2012 was $17.2 million compared with $17.5 million for 2011.  The slight decline was primarily due to decreases of $0.8 million in net gain on securities transactions and $0.6 million in revenue from the Corporation’s equity investment in Cephas Capital Partners, L.P. (“Cephas”).  The decrease in revenue from Cephas was due in large part to a gain recognized during the first quarter of 2011 on the exercise of stock warrants held in one of their investments.  These items were partially offset by $0.8 million in casualty gains from insurance reimbursements related to the September 2011 flooding of the Owego and Tioga offices and a $0.3 million increase in net gain on sale of loans held for sale.

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

Income Taxes

For 2012, a $0.4 million increase in income tax expense reflects a $0.8 million increase in pre-tax income, and an increase in the effective tax rate to 32.8% from 32.3%, due primarily to a decrease in the relative percentage of tax exempt income to pre-tax income.

Table 13 sets forth certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  No tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions.
TABLE 13. AVERAGE BALANCES AND YIELDS
Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential Year Ended December 31,

(In thousands of dollars)	2013			2012			2011
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/Rate
Earning assets:
Loans	$942,908	$45,136	4.79%	$844,255	$45,298	5.37%	$740,950	$43,181	5.83%
Taxable securities	209,676	4,391	2.09%	214,616	5,357	2.50%	215,481	5,874	2.73%
Tax-exempt securities	42,253	1,101	2.61%	48,653	1,268	2.61%	52,004	1,379	2.65%
Interest-bearing deposits	14,836	36	0.24%	42,884	153	0.36%	69,983	214	0.31%
Total earning assets	1,209,673	50,664	4.19%	1,150,408	52,076	4.53%	1,078,418	50,648	4.70%
Non-earning assets:
Cash and due from banks	23,739			24,369			22,706
Premises and equipment, net	25,606			24,806			24,336
Other assets	46,752			50,854			47,300
Allowance for loan losses	(11,212)			(10,425)			(9,742)
AFS adjustment to fair value	11,809			13,713			12,028
Total	$1,306,367			$1,253,725			$1,175,046
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now deposits	$96,392	91	0.09%	$89,759	95	0.11%	$72,953	84	0.11%
Savings and insured money market deposits	462,592	833	0.18%	413,023	828	0.20%	354,746	825	0.23%
Time deposits	229,426	1,426	0.62%	256,291	2,258	0.88%	294,467	3,376	1.15%
Federal Home Loan Bank advances and securities sold under agreements to repurchase	69,498	1,683	2.42%	70,716	2,053	2.90%	81,297	2,448	3.01%
Total interest-bearing liabilities	857,908	4,033	0.47%	829,789	5,234	0.63%	803,463	6,733	0.84%
Non-interest-bearing liabilities:
Demand deposits	302,046			283,654			243,017
Other liabilities	12,128			9,163			8,341
Total liabilities	$1,172,082			$1,122,606			$1,054,821
Shareholders' equity	134,285			131,119			120,225
Total	$1,306,367			$1,253,725			$1,175,046
Net interest income		$46,631			$46,842			$43,915
Net interest rate spread			3.72%			3.90%			3.86%
Net interest margin			3.85%			4.07%			4.07%

CHANGES DUE TO VOLUME AND RATE

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  Table 14 illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average earning assets include non-accrual loans and no tax equivalent adjustments were made.

TABLE 14. RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2013 vs. 2012			2012 vs. 2011
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
Interest income (in thousands)	Change	Volume	Rate	Change	Volume	Rate

Loans	$(162)	$4,996	$(5,158)	$2,117	$5,716	$(3,599)
Taxable investment securities	(966)	(121)	(845)	(517)	(24)	(493)
Tax-exempt investment securities	(167)	(167)	-	(111)	(88)	(23)
Interest-bearing deposits	(117)	(79)	(38)	(61)	(93)	32
Total interest income	$(1,412)	$4,629	$(6,041)	$1,428	$5,511	$(4,083)

Interest expense (in thousands)
Interest-bearing demand deposits	$(4)	$7	$(11)	$11	$18	$(7)
Savings and insured money market deposits	5	94	(89)	3	125	(122)
Time deposits	(833)	(219)	(614)	(1,118)	(402)	(716)
FHLBNY advances and securities sold under agreements to repurchase	(369)	(34)	(335)	(395)	(310)	(85)
Total interest expense	(1,201)	(152)	(1,049)	(1,499)	(569)	(930)

Net interest income	$(211)	$4,781	$(4,992)	$2,927	$6,080	$(3,153)

ADOPTION OF NEW ACCOUNTING STANDARDS

For a discussion of the impact of accounting standards adopted during 2013, please see Note 1 to the Corporation’s consolidated financial statements that commence on page F-9.

ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At December 31, 2013, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.29% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 8.71%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.58% and 13.09%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2013, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 6.63% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.09%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 3.44% and 8.02%, respectively.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2013.

Credit Risk

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2013.  Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are not effective as a result of the material weakness that existed in the Corporation’s internal control over financial reporting as described in Management’s Report on Internal Control over Financial Reporting below.

(b) Management's Report on Internal Control over Financial Reporting

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

As of December 31, 2013 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "1992 Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on the assessment, we identified a material weakness in the identification and evaluation of troubled debt restructurings as of December 31, 2013.  The process surrounding the identification of troubled debt restructurings is to include the completion of a checklist which guides the identification process for all loans modified, renewed or extended which meet certain credit grade and principal balance criteria.  A control to identify all loans which may be subject to a checklist had not been implemented.  A key control has been implemented and will be tested for effectiveness in 2014.

This material weakness did not result in a misstatement in the Corporation’s quarterly or annual financial statements for 2013.  However, as a result of this material weakness, management has concluded that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2013.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2013 consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there have been no changes in the Corporation's internal control over financial reporting during the most recent quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

(d) Remediation of Material Weakness in Internal Control over Financial Reporting

In response to the material weakness, management will improve its process of identifying and evaluating troubled debt restructurings in order to remediate the material weakness.  Currently, management of the Corporation anticipates providing additional guidance and strengthening processes regarding the identification and evaluation of troubled debt restructurings, within our loan underwriting and credit administration functions, and providing additional training to our loan underwriting and credit administration staff.

These improvements are targeted at strengthening the Corporation’s internal control over financial reporting and to remediate the material weakness.  The Corporation remains committed to a strong internal control environment.

/s/ Ronald M. Bentley	/s/ Karl F. Krebs
Ronald M. Bentley	Karl F. Krebs
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 14, 2014	March 14, 2014

Item 9B.                      OTHER INFORMATION
None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2013 fiscal year end.

ITEM 11.                      EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2013 fiscal year end.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2013 fiscal year end.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2013 fiscal year end.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2013 fiscal year end.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)	The following consolidated financial statements of the Corporation appear on pages F-1 through F-57 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the three years ended December 31, 2013

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2013

Consolidated Statements of Cash Flows for the three years ended December 31, 2013

Notes to Consolidated Financial Statements

(2)                      Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto under Item 8, "Financial Statements and Supplementary Data".

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

3.4
Amended and Restated Bylaws of the Registrant, as amended to February 26, 2014.  (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2014 and incorporated herein by reference).

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
10.4
Amended and Restated Chemung Financial Corporation Restricted Stock Plan (Filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule A filed on April 1, 2013 and incorporated herein by reference).

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

10.17
Change of Control Agreement dated October 16, 2013 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 17, 2013 and incorporated herein by reference).

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

	21	Subsidiaries of the Registrant.*
	23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
	31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
	32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
	101.INS	Instance Document
	101.SCH	XBRL Taxonomy Schema*
	101.CAL	XBRL Taxonomy Calculation Linkbase*
	101.DEF	XBRL Taxonomy Definition Linkbase*
	101.LAB	XBRL Taxonomy Label Linkbase*
	101.PRE	XBRL Taxonomy Presentation Linkbase*
	*	Filed herewith.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-57

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years ended December 31, 2013, 2012 and 2011. We also have audited Chemung Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Chemung Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on Chemung Financial Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A.  Procedures and controls related to the identification of modified loans as troubled debt restructurings are not operating effectively.  The process surrounding the identification of troubled debt restructurings is to include the completion of a checklist which guides the identification process for all loans modified, renewed or extended which meet certain credit grade and principal balance criteria.  A control to identify all loans which may be subject to a checklist had not been implemented.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this matter did not affect our opinion on those financial statements.

In our opinion, because of the effects of the material weakness described above, Chemung Financial Corporation has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP
Livingston, New Jersey
March 14, 2014

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	YEARS ENDED DECEMBER 31,
	2013	2012
ASSETS
Cash and due from financial institutions	$31,600,112	$29,239,309
Interest-bearing deposits in other financial institutions	20,009,352	11,001,912
Total cash and cash equivalents	51,609,464	40,241,221

Trading assets, at fair value	366,255	348,241

Securities available for sale, at estimated fair value	346,015,906	239,685,763
Securities held to maturity, estimated fair value of $6,929,549 December 31, 2013 and $6,421,486 at December 31, 2012	6,494,924	5,748,453
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,481,750	4,710,300

Loans, net of deferred origination fees and costs, and unearned income	995,865,764	893,516,941
Allowance for loan losses	(12,775,568)	(10,432,650)
Loans, net	983,090,196	883,084,291

Loans held for sale	694,840	1,057,309
Premises and equipment, net	30,039,174	25,484,385
Goodwill	21,824,443	21,824,443
Other intangible assets, net	6,377,077	5,143,820
Bank owned life insurance	2,795,612	2,711,681
Accrued interest and other assets	22,353,812	18,119,801

Total assets	$1,476,143,453	$1,248,159,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$351,222,057	$300,610,463
Interest-bearing	912,147,604	744,123,551
Total deposits	1,263,369,661	1,044,734,014

Securities sold under agreements to repurchase	32,701,223	32,710,650
Federal Home Loan Bank term advances	25,242,628	27,225,363
Dividends payable	1,194,522	-
Accrued interest payable and other liabilities	15,057,425	12,374,744
Total liabilities	1,337,565,459	1,117,044,771

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2013 and December 31, 2012	53,101	53,101
Additional-paid-in capital	45,398,182	45,357,073
Retained earnings	111,031,089	107,078,182
Treasury stock, at cost (707,674 shares at December 31, 2013; 728,680 shares at December 31, 2012)	(18,059,559)	(18,566,490)
Accumulated other comprehensive income (loss)	155,181	(2,806,929)

Total shareholders' equity	138,577,994	131,114,937

Total liabilities and shareholders' equity	$1,476,143,453	$1,248,159,708

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	YEARS ENDED DECEMBER 31
	2013	2012	2011
Interest and Dividend Income:
Loans, including fees	$45,135,158	$45,297,943	$43,180,698
Taxable securities	4,391,292	5,357,179	5,874,019
Tax exempt securities	1,100,494	1,268,242	1,378,753
Interest-bearing deposits	36,285	152,891	214,529
Total interest and dividend income	50,663,229	52,076,255	50,647,999
Interest Expense:
Deposits	2,349,793	3,181,608	4,284,574
Borrowed funds	824,238	1,058,547	1,073,016
Securities sold under agreements to repurchase	858,479	994,227	1,375,361
Total interest expense	4,032,510	5,234,382	6,732,951
Net interest income	46,630,719	46,841,873	43,915,048
Provision for loan losses	2,754,726	827,567	958,333
Net interest income after provision for loan losses	43,875,993	46,014,306	42,956,715

Other operating income:
Wealth management group fee income	7,344,045	6,826,976	6,709,685
Service charges on deposit accounts	4,706,137	4,240,908	4,281,808
Net gains on securities transactions	16,379	300,516	1,108,091
Other-than-temporary loss on investment securities:
Total impairment losses	(29,025)	-	(67,400)
Loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	(29,025)	-	(67,400)
Net gain on sales of loans held for sale	502,718	484,006	179,096
Casualty gains	-	790,248	-
Net gains (losses) on sales of other real estate owned	27,695	(44,648)	91,533
Gain from bargain purchase	469,929	-	-
Income from bank owned life insurance	83,931	86,577	88,389
Other	4,954,795	4,503,158	5,071,385
Total other operating income	18,076,604	17,187,741	17,462,587
Other operating expenses:
Salaries and wages	19,365,106	18,917,724	17,136,433
Pension and other employee benefits	5,939,205	5,623,861	4,796,994
Net occupancy expenses	5,501,492	5,163,865	5,015,936
Furniture and equipment expenses	2,326,134	2,205,166	2,118,544
Data processing expense	4,750,184	4,420,953	3,915,841
Professional services	928,228	1,442,644	949,779
Amortization of intangible assets	921,413	1,046,720	1,041,193
Marketing and advertising expense	1,033,200	1,068,494	1,037,416
Other real estate owned expenses	194,065	328,182	104,829
FDIC insurance	866,053	807,493	967,254
Loan expense	779,405	788,473	607,732
Merger and acquisition related expenses	1,386,789	30,145	2,255,169
Other	5,407,970	4,951,605	4,901,277
Total other operating expenses	49,399,244	46,795,325	44,848,397
Income before income tax expense	12,553,353	16,406,722	15,570,905
Income tax expense	3,822,297	5,384,482	5,033,150
Net income	$8,731,056	$11,022,240	$10,537,755

Weighted average shares outstanding	4,659,685	4,640,912	4,382,843
Basic and diluted earnings per share	$1.87	$2.38	$2.40
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31
	2013	2012	2011

Net income	$8,731,056	$11,022,240	$10,537,755

Other comprehensive income:
Unrealized holding (losses) gains on securities available for sale	(3,228,298)	410,834	4,797,422
Reclassification adjustment for other-than-temporary losses realized in net income	29,025	-	-
Reclassification adjustment losses (gains) realized in net income	(16,379)	(300,516)	(1,108,091)
Net unrealized (losses) gains	(3,215,652)	110,318	3,689,331
Tax effect	1,236,097	(74,583)	(1,363,289)
Net of tax amount	(1,979,555)	35,735	2,326,042

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	6,486,975	(3,624,214)	(6,908,392)
Reclassification adjustment for amortization of prior service costs	(83,144)	(83,144)	(67,127)
Reclasification adjustment for amortization of net actuarial loss	1,623,567	1,431,064	715,885
Total before tax effect	8,027,398	(2,276,294)	(6,259,634)
Tax effect	(3,085,733)	875,008	2,389,739
Net of tax amount	4,941,665	(1,401,286)	(3,869,895)

Total other comprehensive income (loss)	2,962,110	(1,365,551)	(1,543,853)

Comprehensive income	$11,693,166	$9,656,689	$8,993,902

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$43,001	$22,022,122	$94,407,620	$(19,166,655)	$102,475	$97,408,563
Net income	-	-	10,537,755	-	-	10,537,755
Other comprehensive loss	-	-	-	-	(1,543,853)	(1,543,853)
Restricted stock awards	-	28,141	-	-	-	28,141
Distribution of 286 shares of treasury stock for directors’ deferred compensation plan	-	(7,364)	-	7,310	-	(54)
Distribution of 8,834 shares of treasury stock granted for employee restricted stock awards	-	(226,360)	-	225,350	-	(1,010)
Forfeit of 1,087 shares restricted stock	-	27,762	-	(27,762)	-	-
Restricted stock units for directors' deferred compensation plan	-	80,083	-	-	-	80,083
Cash dividends declared ($1.00 per share)	-	-	(4,316,475)	-	-	(4,316,475)
Distribution of 10,378 shares of treasury stock for directors' compensation	-	(33,831)	-	265,262	-	231,431
Distribution of 2,392 shares of treasury stock for employee compensation	-	(6,140)	-	61,140	-	55,000
Sale of 9,500 shares of treasury stock	-	(25,090)	-	242,610	-	217,520
Purchase of 21,426 shares of treasury stock	-	-	-	(501,299)	-	(501,299)
Issuance of 1,009,942 shares related to FOFC merger	10,100	23,723,538	-	-	-	23,733,638
Balances at December 31, 2011	$53,101	$45,582,861	$100,628,900	$(18,894,044)	$(1,441,378)	$125,929,440
Net income	-	-	11,022,240	-	-	11,022,240
Other comprehensive loss	-	-	-	-	(1,365,551)	(1,365,551)
Restricted stock awards	-	79,510	-	-	-	79,510
Distribution of 3,240 shares of treasury stock for directors’ deferred compensation plan	-	(81,747)	-	82,588	-	841
Distribution of 10,760 shares of treasury stock granted for employee restricted stock awards, net	-	(274,196)	-	274,196	-	-
Restricted stock units for directors' deferred compensation plan	-	86,717	-	-	-	86,717
Cash dividends declared ($1.00 per share)	-	-	(4,572,958)	-	-	(4,572,958)
Distribution of 10,238 shares of treasury stock for directors' compensation	-	(28,121)	-	261,069	-	232,948
Distribution of 3,453 shares of treasury stock for employee compensation	-	(8,052)	-	88,052	-	80,000
Sale of 10,100 shares of treasury stock	-	101	-	257,449	-	257,550
Purchase of 25,468 shares of treasury stock	-	-	-	(635,800)	-	(635,800)
Balances at December 31, 2012	$53,101	$45,357,073	$107,078,182	$(18,566,490)	$(2,806,929)	$131,114,937

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(continued)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2012	$53,101	$45,357,073	$107,078,182	$(18,566,490)	$(2,806,929)	$131,114,937
Net income	-	-	8,731,056	-	-	8,731,056
Other comprehensive income	-	-	-	-	2,962,110	2,962,110
Restricted stock awards	-	130,920	-	-	-	130,920
Distribution of 3,356 shares of treasury stock for directors’ deferred compensation plan	-	(74,623)	-	85,578	-	10,955
Distribution of 8,087 shares of treasury stock granted for employee restricted stock awards, net	-	(206,380)	-	206,380	-	-
Restricted stock units for directors' deferred compensation plan	-	98,815	-	-	-	98,815
Cash dividends declared ($1.04 per share)	-	-	(4,778,149)	-	-	(4,778,149)
Distribution of 7,969 shares of treasury stock for directors' compensation	-	13,896	-	203,050	-	216,946
Distribution of 4,116 shares of treasury stock for employee compensation	-	7,278	-	104,876	-	112,154
Forfeit 1,797 shares of restricted stock awards	-	60,685	-	(60,685)	-	-
Sale of 2,369 shares of treasury stock	-	10,518	-	60,362	-	70,880
Purchase of 3,094 shares of treasury stock	-	-	-	(92,630)	-	(92,630)
Balances at December 31, 2013	$53,101	$45,398,182	$111,031,089	$(18,059,559)	$155,181	$138,577,994

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012	2011
Net income	$8,731,056	$11,022,240	$10,537,755
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	921,413	1,046,720	1,041,193
Deferred income tax (benefit) expense	(120,590)	646,899	3,416,135
Provision for loan losses	2,754,726	827,567	958,333
Depreciation and amortization of fixed assets	3,236,034	2,946,499	2,861,644
Amortization of premiums on securities, net	2,279,939	1,827,055	1,394,115
Gains on sales of loans held for sale, net	(502,718)	(484,006)	(179,096)
Proceeds from sales of loans held for sale	20,075,670	15,684,266	7,778,633
Loans originated and held for sale	(19,210,483)	(15,862,142)	(7,507,967)
Gain on bargain purchase	(469,929)	-	-
Net (gains) losses on sale of other real estate owned	(27,695)	44,648	(91,533)
Net gains on trading assets	(42,756)	(26,880)	(2,506)
Net gains on securities transactions	(16,379)	(300,516)	(1,108,091)
Net impairment loss recognized on investment securities	29,025	-	67,400
Proceeds from sales of trading assets	111,541	96,498	19,938
Purchase of trading assets	(86,799)	(123,478)	(311,813)
(Increase) decrease in other assets	(6,213,191)	6,083,953	(9,890,546)
Decrease in prepaid FDIC Assessment	1,969,526	732,777	164,744
Decrease in accrued interest payable	(107,535)	(347,519)	(287,822)
Expense related to restricted stock units for directors' deferred compensation plan	98,815	86,717	80,083
Expense related to employee stock compensation	112,154	80,000	55,000
Expense related to employee restricted stock awards	130,920	79,510	28,141
Increase in other liabilities	9,403,504	587,817	231,811
Income from bank owned life insurance	(83,931)	(86,577)	(88,389)
Net cash provided by operating activities	22,972,317	24,562,048	9,167,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	18,149,995	90,870,086	88,741,210
Proceeds from maturities and principal collected on securities available for sale	44,045,818	29,341,503	31,200,076
Proceeds from maturities and principal collected on securities held to maturity	5,702,678	4,295,975	3,965,483
Purchases of securities available for sale	(174,034,193)	(80,443,763)	(127,405,986)
Purchases of securities held to maturity	(6,449,149)	(1,732,507)	(4,562,281)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(16,124,350)	(26,250)	(1,002,500)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	16,352,900	825,300	400,350
Purchases of premises and equipment	(3,709,531)	(3,668,479)	(2,551,969)
Cash paid Fort Orange Financial Corp. acquisition	-	-	(8,137,816)
Cash received Fort Orange Financial Corp. acquisition	-	-	33,284,995
Cash received acquisition of Bank of America branches	173,672,561	-	-
Cash paid Bank of America branches	(2,768,276)	-	-
Proceeds from sale of other real estate owned	155,116	796,446	327,087
Net increase in loans	(101,481,327)	(97,115,130)	(19,322,219)
Net cash used by investing activities	(46,487,758)	(56,856,819)	(5,063,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	67,565,921	86,541,575	55,243,997
Net decrease in time deposits	(27,084,698)	(40,300,400)	(43,578,345)
Net decrease in securities sold under agreements to repurchase	(9,427)	(4,396,192)	(18,236,546)
Repayments of Federal Home Loan Bank long term advances	(1,982,735)	(16,118,555)	(910,246)
Purchase of treasury stock	(92,630)	(635,800)	(501,299)
Sale of treasury stock	70,880	257,550	217,520
Cash dividends paid	(3,583,627)	(5,714,039)	(4,056,597)
Net cash provided (used) by financing activities	34,883,684	19,634,139	(11,821,516)
Net increase (decrease) in cash and cash equivalents	11,368,243	(12,660,632)	(7,717,924)
Cash and cash equivalents, beginning of period	40,241,221	52,901,853	60,619,777
Cash and cash equivalents, end of period	$51,609,464	$40,241,221	$52,901,853

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,162,532	$5,642,945	$6,782,999
Income Taxes	$5,303,670	$1,732,411	$5,110,847
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$102,970	$618,302	$533,976
Dividends declared, not yet paid	$1,194,522	$-	$-
See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

To assist the reader, the Corporation has provided the following list of commonly used acronyms and abbreviations included in the Notes to Consolidated Financial Statements.

FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDIC: Federal Deposit Insurance Corporation	PCI: Purchased credit impaired
FHLBNY: Federal Home Loan Bank of New York	SEC: Securities and Exchange Commission
GAAP: U.S. generally accepted accounting principles	CDO: Collateralized Debt Obligation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  The allowance for loan losses, fair value of financial instruments, other-than-temporary impairment of investment securities and goodwill and other intangibles are particularly subject to change.

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

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK STOCK

The Bank is a member of both the FHLBNY and the FRBNY.  FHLBNY members are required to own a certain amount of stock based on the level of borrowings and other factors, while FRBNY members are required to own a certain amount of stock based on a percentage of the Bank’s capital stock and surplus.  FHLBNY and FRBNY stock are carried at cost and classified as non-marketable equities and periodically evaluated for impairment based on ultimate recovery of par value.  Cash dividends are reported as income.

BANK OWNED LIFE INSURANCE

Bank Owned Life Insurance ("BOLI") is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Changes in the cash surrender value are recorded in other income.

LOANS HELD FOR SALE

Certain mortgage loans are originated with the intent to sell.  Loans held for sale are recorded at the lower of cost or fair value in the aggregate.  Loans held for sale, as well as the commitments to sell the loans that are originated for sale, are regularly evaluated for changes in fair value.  If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market rates.

LOANS

Loans are stated at the amount of unpaid principal balance net of deferred origination fees and costs and unearned income.  Additionally, recorded investment in loans includes interest receivable on loans.  The Corporation has the ability and intent to hold its loans for the foreseeable future.  The Corporation’s loan portfolio, including acquired loans, is comprised of the following segments: (i) commercial and agricultural, (ii) commercial mortgages, (iii) residential mortgages, and (iv) consumer loans.

Commercial and agricultural loans primarily consist of loans to small to mid-sized businesses in the Corporation’s market area in a diverse range of industries.  These loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  Commercial mortgage loans are generally non-owner occupied commercial properties or owner occupied commercial real estate with larger balances.  Repayment of these loans is often dependent upon the successful operation and management of the properties and the businesses occupying the properties, as well as on the collateral securing the loan.  Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from their employment and other income, but are secured by real property.  Consumer loans include home equity lines of credit and home equity loans, which exhibit many of the same characteristics as residential mortgages.  Indirect and other consumer loans are typically secured by depreciable assets, such as automobiles or boats, and are dependent on the borrower’s continuing financial stability.

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

TROUBLED DEBT RESTRUCTURINGS

Troubled debt restructuring (“TDR”) is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise.  Not all loans that are restructured as a TDR are classified as non-accrual before the restructuring occurs.  Restructured loans can convert from non-accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items.

ALLOWANCE FOR LOAN LOSSES

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  The allowance is established based on management’s evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Specific valuation allowances are established based on management’s analyses of individually impaired loans.  Factors considered by management in determining impairment include payment status, evaluations of the underlying collateral, expected cash flows, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If a loan is determined to be impaired and is placed on nonaccrual status, all future payments received are applied to principal and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class.  These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.

The allowance for loan losses is increased through a provision for loan losses charged to operations.  Loans are charged against the allowance for loan losses when management believes that the collectability of all or a portion of the principal is unlikely.  Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the credit risk grade assigned to the loan, historical loan loss experience and review of specific impaired loans.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

OTHER REAL ESTATE

Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value.  Write downs from the carrying value of the loan to estimated fair value which are required at the time of foreclosure are charged to the allowance for loan losses.  Subsequent adjustments to the carrying values of such properties resulting from declines in fair value are charged to operations in the period in which the declines occur.

INCOME TAXES

The Corporation files a consolidated tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for unused tax loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which temporary differences are expected to be recovered or settled, or the tax loss carry forwards are expected to be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration total $1.888 billion at December 31, 2013 and $1.735 billion at December 31, 2012.

POSTRETIREMENT BENEFITS

Pension Plan:

The Chemung Canal Trust Company Pension Plan is a non-contributory defined benefit pension plan.  The Pension Plan is a “qualified plan” under the IRS Code and therefore must be funded.  Contributions are deposited to the Plan and held in trust.  The Plan assets may only be used to pay retirement benefits and eligible plan expenses.  The plan was amended such that new employees hired on or after July 10, 2010 will not be eligible to participate in the plan, however, existing participants at that time will continue to accrue benefits.  The amendment has resulted in a decrease over time in the future benefit obligations of the plan and the corresponding net periodic benefit cost associated with the plan.

Under the Plan, pension benefits are based upon final average annual compensation where the annual compensation is total base earnings paid plus 401(k) salary deferrals.  Bonuses, overtime, commissions and dividends are excluded.  The normal retirement benefit equals 1.2% of final average compensation (highest consecutive five years of annual compensation in the prior ten years) times years of service (up to a maximum of 25 years), plus 1% of average monthly compensation for each additional year of service (up to a maximum of 10 years), plus .65% of average monthly compensation in excess of covered compensation for each year of credited service up to 35 years.  Covered compensation is the average of the social security taxable wage bases in effect for the 35 year period prior to normal social security retirement age.  Compensation for purposes of determining benefits under the Plan is reviewed annually.

Defined Contribution Profit Sharing, Savings and Investment Plan:

The Corporation also sponsors a 401(K) defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes non-discretionary contributions and discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation.  The plan's assets consist of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.  The plan’s expense is the amount of non-discretionary contributions and discretionary matching and profit sharing contributions, and is charged to other expenses in the consolidated statements of income.

Defined Benefit Health Care Plan:

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements.  This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self-insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside in the Central New York geographic area is provided under a group sponsored plan with Excellus BlueCross BlueShield called Medicare Blue PPO, with the retiree paying 100% of the premium. Excellus BlueCross BlueShield assumes full liability for the payment of health care benefits incurred after July 1, 2006. Current Medicare eligible retirees who reside outside of the Central New York geographic area were eligible for coverage under the Corporation's self insurance plan thru December 31, 2009, contributing 50% of the cost of coverage. Effective January 1, 2010, these out of area retirees were eligible for coverage under a Medicare Supplement Plan C administered by Excellus BlueCross BlueShield, contributing 50% of the premium. Current and future retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, contributing 50% of the cost of the coverage. Employees who retire after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan. Additionally, effective July 1, 2006, dental benefits were eliminated for all retirees.  The cost of the plan is based on actuarial computations of current and future benefits for employees, and is charged to other operating expenses in the consolidated statements of income.

Executive Supplemental Pension Plan:

U.S. laws place limitations on compensation amounts that may be included under the Pension Plan.  The Executive Supplemental Pension Plan is provided to executives in order to produce total retirement benefits, as a percentage of compensation that is comparable to employees whose compensation is not restricted by the annual compensation limit.  Pension amounts, which exceed the applicable Internal Revenue Service code limitations, will be paid under the Executive Supplemental Pension Plan.

The Executive Supplemental Pension Plan is a “non-qualified plan” under the Internal Revenue Service Code.  Contributions to the Plan are not held in trust; therefore, they may be subject to the claims of creditors in the event of bankruptcy or insolvency.  When payments come due under the Plan, cash is distributed from general assets. The cost of the plan is based on actuarial computations of current and future benefits for executives, and is charged to other operating expense in the consolidated statements of income.

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

The Supplemental Executive Retirement Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of management or highly compensated employees under Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974.  The plan’s expense is the Corporation’s annual contribution plus interest credits.

STOCK-BASED COMPENSATION

Restricted Stock Plan:

The Restricted Stock Plan, in effect as of June 16, 2010, is designed to align the interests of the Corporation’s executives and senior managers with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees.  Under the terms of the Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the Plan.  Each officer of the Corporation, other than the Corporation’s chief executive officer, is eligible to participate in the Plan.  Awards are based on the performance, responsibility and contributions of the employee and are targeted at an average of the peer group.  The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares to Plan participants may not exceed fifteen thousand (15,000) per calendar year.  Twenty percent of the restricted stock awarded to a participant vests each year commencing with the first anniversary date of the award and is 100 percent vested on the fifth anniversary date.  Except in the case of the participant’s death, disability, or in the event of a change in control, the participant’s unvested shares of unrestricted stock will be forfeited if the participant leaves the employ of the Corporation or the Bank, with or without cause, or if the participant retires prior to attainment of age 65.  The plan’s expense is recognized as compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date.

Deferred Directors Fee Plan:

A Deferred Directors Fee Plan for non-employee directors provides that directors may elect to defer receipt of all or any part of their fees.  Deferrals are either credited with interest compounded quarterly at the Applicable Federal Rate for short-term debt instruments or converted to units, which appreciate or depreciate, as would an actual share of the Corporation’s common stock purchased on the deferral date.  Cash deferrals will be paid into an interest bearing account and paid in cash.  Units will be paid in shares of common stock.  All directors’ fees are charged to other operating expense in the consolidated statements of income.

Directors’ Compensation Plan:

The purpose of the Directors’ Compensation Plan is to enable the Corporation to attract and retain persons of exceptional ability to serve as directors and stockholders in enhancing the value of the common stock of the Corporation.  The Plan was originally established to provide for the cash payment of an annual retainer and fees to non-employee directors serving on the Board of Directors of the Corporation and the Bank.  The Plan was subsequently amended to provide: (i) payment of additional compensation to each non-employee director in shares of the Corporation’s common stock in an amount equal to the total cash compensation earned by each non-employee director during the year for service on the Board of Directors of each of the Corporation and the Bank, and for each year of service thereafter, to be distributed from treasury shares in January of the following calendar year; and (ii) payment to the President and CEO of the Corporation and the Bank for his service on the Boards of Directors of the Corporation and the Bank in an amount equal in value to the average cash compensation awarded to non-employee directors who have served twelve (12) months of the previous year.   The maximum number of shares of Corporation’s common stock that may be granted under the Plan may not exceed twenty thousand (20,000) per year.  The Plan was amended, effective January 1, 2012, to provide that the value of a share of common stock granted under the Plan shall be determined as the average of the closing prices of a share of common stock as quoted on the applicable established securities market for each of the prior thirty (30) trading days ending on December 31st of the calendar year.  The cost of all cash and stock compensation is charged to other operating expenses in the consolidated statements of income.

Incentive Compensation Plan:

The Incentive Compensation Plan replaces the President and CEO Bonus Plan that was in effect prior to January 1, 2012.  The purpose of the Incentive Compensation Plan is to attract and retain highly qualified officers and key employees, and to motivate such persons to serve the Corporation and the Bank and to expend maximum effort to improve the business results and earnings of the Corporation by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Corporation.  To this end, the Incentive Compensation Plan provides for the discretionary grant of cash and/or unrestricted stock, i.e., common stock of the Corporation that is free of any restrictions, such as restrictions on transferability, to select officers and key employees as designated by the Board in its sole discretion.  The maximum number of shares that can be awarded as unrestricted stock under the Incentive Compensation Plan to any individual is ten thousand (10,000) per calendar year; and the maximum amount that may be earned in cash as an Incentive Award in any calendar year by any individual is $300,000.  The right of any eligible employee to receive a grant of an incentive award, whether in the form of cash or unrestricted stock, is subject to performance standards that are specified by either the Compensation Committee or the Board.  The cost of all cash and unrestricted stock compensation is charged to other operating expenses in the consolidated statements of income.

Non-qualified Deferred Compensation Plan:

The Deferred Compensation Plan allows a select group of management and employees to defer all or a portion of their annual compensation to a future date.  Eligible employees are generally highly compensated employees and are designated by the Board from time to time.  Investments in the plan are recorded as trading assets and deferred amounts are an unfunded liability of the Corporation.  The plan requires deferral elections be made before the beginning of the calendar year during which the participant will perform the services to which the compensation relates. Participants in the Plan are required to elect a form of distribution, either lump sum payment or annual installments not to exceed ten years, and a time of distribution, either a specified age or a specified date. The terms and conditions for the deferral of compensation are subject to the provisions of 409A of the IRS Code.  The income from investments and cost of the plan are recorded as other operating income and other operating expenses, respectively, in the consolidated statements of income.

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.  Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2013.

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of three former M&T Bank branch offices in March 2008, the acquisition of Canton Bancorp, Inc. in May 2009, the acquisition of Fort Orange Financial Corp. in April 2011 and the acquisition of six branches of Bank of America in November of 2013, with balances of $2,719,873, $86,862, $17,547, $1,443,014 and $2,109,781, respectively, at December 31, 2013.  The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit and customer relationship intangibles related to the M&T branch offices, and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 year accelerated method.  The identifiable core deposit related to the branch offices in the Bank of America acquisition is being amortized to expense using a 7 year accelerated method.  The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year sum-of-the-years digits method.

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

SEGMENT REPORTING

The Corporation has identified separate operating segments and internal financial information is primarily reported and aggregated in two lines of business, banking and wealth management services.

RECLASSIFICATION

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

SUBSEQUENT EVENTS

The Corporation owned one CDO consisting of a pool of trust preferred securities at December 31, 2013.  This CDO was liquidated and the Corporation will record in the other operating income category approximately $0.5 million during the first quarter of 2014.  The Corporation does not own any other CDO’s in its investment securities portfolio.

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the transparency of the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 became effective for the Corporation on January 1, 2013 and did not have a material impact on the Corporation’s financial statements.  The additional disclosures are included in Note 18 Accumulated Other Comprehensive Income or Loss.

(2)           RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation was in compliance with the reserve requirement with the Federal Reserve Bank of New York as of December 31, 2013.

The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1,213,000 for electronic funds transaction settlement purposes at December 31, 2013.

(3)           SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2013 and 2012 are as follows:
	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$187,098,006	$188,106,208	$138,041,393	$141,591,214
Mortgage-backed securities, residential	104,068,981	104,356,521	29,591,883	31,515,249
Collateralized mortgage obligations	1,000,743	1,014,876	3,494,642	3,543,360
Obligations of states and political subdivisions	37,339,530	38,376,222	39,174,595	40,814,722
Corporate bonds and notes	2,878,813	2,945,807	11,412,167	11,651,635
SBA loan pools	1,470,513	1,487,579	1,682,736	1,724,140
Trust preferred securities	1,898,047	2,033,594	2,519,379	2,470,913
Corporate stocks	444,452	7,695,099	736,495	6,374,530
Total	$336,199,085	$346,015,906	$226,653,290	$239,685,763

Gross unrealized gains and losses on securities available for sale at December 31, 2013 and 2012, were as follows:

	2013		2012
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$1,914,660	$906,458	$3,549,821	$-
Mortgage-backed securities, residential	1,037,343	749,803	1,923,366	-
Collateralized mortgage obligations	14,133	-	48,718	-
Obligations of states and political subdivisions	1,059,007	22,315	1,641,510	1,383
Corporate bonds and notes	75,672	8,678	239,468	-
SBA loan pools	17,066	-	41,404	-
Trust preferred securities	135,547	-	134,959	183,425
Corporate stocks	7,252,615	1,968	5,645,753	7,718
Total	$11,506,043	$1,689,222	$13,224,999	$192,526
The amortized cost and estimated fair value of debt securities available for sale are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately:

	December 31, 2013
	Amortized	Fair
	Cost	Value
Within One Year	$23,420,022	$23,680,095
After One, But Within Five Years	188,131,675	190,334,668
After Five, But Within Ten Years	17,662,699	17,447,068
After Ten Years	-	-
Mortgage-backed securities, residential	104,068,981	104,356,521
Collateralized mortgage obligations	1,000,743	1,014,876
SBA loan pools	1,470,513	1,487,579
Total	$335,754,633	$338,320,807

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below:

	2013	2012	2011
Proceeds	$2,649,993	$26,210,087	$35,741,211
Gross gains	$16,379	$300,516	$1,108,091
Tax expense	$6,296	$115,518	$423,191

Amortized cost and estimated fair value of securities held to maturity at December 31, 2013 and 2012 are as follows:

	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$5,471,505	$5,890,122	$5,748,453	$6,421,486
Time Deposits with other financial institutions	1,023,419	1,039,427	-	-
	$6,494,924	$6,929,549	$5,748,453	$6,421,486

Gross unrealized gains and losses on securities held to maturity at December 31, 2013 and 2012, were as follows:

	2013		2012
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$418,617	$-	$673,033	$-
Time deposits with other financial institutions	16,008	-	-	-
Total	$434,625	$-	$673,033	$-

There were no sales of securities held to maturity in 2013 or 2012.

The contractual maturity of securities held to maturity is as follows at December 31, 2013:

	December 31, 2013
	Amortized	Fair
	Cost	Value
Within One Year	$2,361,713	$2,394,183
After One, But Within Five Years	2,841,351	3,052,594
After Five, But Within Ten Years	1,291,860	1,482,772
After Ten Years	-	-
Total	$6,494,924	$6,929,549

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized position:

	Less than 12 months		12 months or longer		Total
2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government and U.S. Government sponsored enterprises	$83,839,910	$867,495	$1,978,200	$38,963	$85,818,110	$906,458
Mortgage-backed securities, residential	63,115,382	749,803	-	-	63,115,382	749,803
Obligations of states and political subdivisions	4,588,521	22,315	-	-	4,588,521	22,315
Corporate bonds and notes	237,792	8,678	-	-	237,792	8,678
Corporate stocks	-	-	1,669	1,968	1,669	1,968
Total temporarily impaired securities	$151,781,605	$1,648,291	$1,979,869	$40,931	$153,761,474	$1,689,222

	Less than 12 months		12 months or longer		Total
2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of states and political subdivisions	$-	$-	$430,166	$1,383	$430,166	$1,383
Trust preferred securities	-	-	445,600	183,425	445,600	183,425
Corporate stocks	-	-	45,912	7,718	45,912	7,718
Total temporarily impaired securities	$-	$-	$921,678	$192,526	$921,678	$192,526

Other-Than-Temporary-Impairment

As of December 31, 2013, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to obligations of U.S. Government and U.S. Government sponsored enterprises and mortgage-backed securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

During the fourth quarter of 2013, the Corporation sold one CDO consisting of a pool of trust preferred securities that had an amortized cost of $600,000.  Total proceeds from the sale of this CDO was $600,000 resulting in no gains or losses.  The Corporation recognized $29,025 of additional credit loss in OTTI during 2013.  This CDO was sold in light of the uncertainty surrounding the recently released rules contained in the “Volcker Rule” regarding the ability of banks to hold these types of securities and based on current market conditions.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the periods ended December 31, 2013, 2012 and 2013:

	2013	2012	2011
Beginning balance, January 1,	$3,506,073	$3,506,073	$3,438,673
Amounts related to credit loss for which other-than-temporary impairment was not previously recognized	-	-	-
Additions/Subtractions:
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-	-
Reductions for previous credit losses realized on securities sold during the year	(1,596,396)	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	29,025	-	67,400
Ending balance, December 31,	$1,938,702	$3,506,073	$3,506,073

The remaining cumulative credit loss balance relates to one CDO, which was liquidated during the first quarter of 2014.

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $188,875,494 at December 31, 2013 and $212,257,614 at December 31, 2012.

The table below shows the securities pledged to secure securities sold under agreements to repurchase at December 31, 2013 and 2012:

	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U. S. Government sponsored enterprises	$33,745,835	$34,369,411	$31,888,493	$32,812,885
Mortgage-backed securities, residential	11,802,122	12,364,885	16,503,983	17,575,852
Collateralized mortgage obligations	204,842	207,366	756,542	770,625
Total	$45,752,799	$46,941,662	$49,149,018	$51,159,362

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2013 or 2012.

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2013 and 2012, these investments totaled $956,626 and $1,757,252, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4)           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows:
	December 31, 2013	December 31, 2012
Commercial and agricultural:
Commercial and industrial	$144,786,585	$133,154,615
Agricultural	575,670	696,666
Commercial mortgages:
Construction	27,440,372	43,269,303
Commercial mortgages	345,706,661	276,928,123
Residential mortgages	195,996,599	200,475,097
Consumer loans:
Credit cards	1,756,414	1,851,145
Home equity lines and loans	95,905,130	87,045,421
Indirect consumer loans	164,845,874	130,573,200
Direct consumer loans	18,852,459	19,523,371
Total loans, net of deferred origination fees and costs, and unearned income	$995,865,764	$893,516,941
Interest receivable on loans	2,597,301	2,383,998
Total recorded investment in loans	$998,463,065	$895,900,939

Residential mortgages held for sale as of December 31, 2013 and 2012 totaling $694,840 and $1,057,309, respectively, are not included in the above table.

Residential mortgages totaling $145,107,384 at December 31, 2013 and $142,278,166 at December 31, 2012 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2013, 2012 and 2011, respectively:

	December 31, 2013
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650
Charge Offs:	(186,045)	(44,049)	(124,277)	(1,139,061)	-	(1,493,432)
Recoveries:	537,476	97,953	65,180	381,015	-	1,081,624
Net recoveries (charge offs)	351,431	53,904	(59,097)	(758,046)	-	(411,808)
Provision	(80,338)	1,761,394	10,418	1,089,398	(26,146)	2,754,726
Ending balance	$1,978,689	$6,242,996	$1,516,892	$3,036,991	$-	$12,775,568

	December 31, 2012
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320
Reclassification of acquired loan discount	73,229	50,331	-	-	-	123,560
Charge Offs:	(180,999)	(335,093)	(82,442)	(673,885)	-	(1,272,419)
Recoveries:	802,056	54,637	-	237,929	-	1,094,622
Net recoveries (charge offs)	621,057	(280,456)	(82,442)	(435,956)	-	(177,797)
Provision	(2,130,063)	2,087,674	338,364	948,866	(417,274)	827,567
Ending balance	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650

	December 31, 2011
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$2,118,299	$2,575,058	$1,301,780	$2,727,022	$775,972	$9,498,131
Charge Offs:	(686,192)	(19,206)	(67,333)	(725,826)	-	(1,498,557)
Recoveries:	423,422	40,717	44,953	192,321	-	701,413
Net (charge offs) recoveries	(262,770)	21,511	(22,380)	(533,505)	-	(797,144)
Provision	1,287,844	(26,420)	30,249	(788)	(332,552)	958,333
Ending balance	$3,143,373	$2,570,149	$1,309,649	$2,192,729	$443,420	$9,659,320

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and December 31, 2012:

	December 31, 2013
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$575,995	$466,055	$-	$3,972	$-	$1,046,022
Collectively evaluated for impairment	1,402,694	4,407,377	1,497,214	3,033,019	-	10,340,304
Loans acquired with deteriorated credit quality	-	1,369,564	19,678	-	-	1,389,242
Total ending allowance balance	$1,978,689	$6,242,996	$1,516,892	$3,036,991	$-	$12,775,568

	December 31, 2012
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$133,437	$59,201	$-	$-	$-	$192,638
Collectively evaluated for impairment	1,459,432	3,533,365	1,565,571	2,705,639	26,146	9,290,153
Loans acquired with deteriorated credit quality	114,727	835,132	-	-	-	949,859
Total ending allowance balance	$1,707,596	$4,427,698	$1,565,571	$2,705,639	$26,146	$10,432,650

	December 31, 2013
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,945,524	$10,702,816	$117,278	$130,929	$13,896,547
Loans collectively evaluated for impairment	142,107,931	354,636,380	196,146,739	281,978,972	974,870,022
Loans acquired with deteriorated credit quality	678,383	8,756,562	261,551	-	9,696,496
Total ending loans balance	$145,731,838	$374,095,758	$196,525,568	$282,109,901	$998,463,065

	December 31, 2012
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,907,395	$10,620,274	$131,909	$-	$12,659,578
Loans collectively evaluated for impairment	131,045,609	301,172,164	200,622,600	239,689,455	872,529,828
Loans acquired with deteriorated credit quality	1,241,418	9,225,847	244,268	-	10,711,533
Total ending loans balance	$134,194,422	$321,018,285	$200,998,777	$239,689,455	$895,900,939

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2013 and December 31, 2012, the average recorded investment and interest income recognized by class of loans as of the years ending December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,905,782	$1,909,412	$-	$2,059,027	$1,462,157	$-
Commercial mortgages:
Construction	2,329,223	2,318,729	-	5,168,353	5,166,853	-
Commercial mortgages other	7,406,355	7,439,358	-	5,678,565	5,090,399	-
Residential mortgages	117,278	117,278	-	131,909	131,909	-
Consumer loans:
Home equity lines and loans	70,970	72,730	-	-	-	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,036,381	1,036,112	575,995	446,330	445,238	133,437
Commercial mortgages:
Commercial mortgages other	951,241	944,729	466,055	364,423	363,022	59,201
Consumer loans:
Home equity lines and loans	57,828	58,199	3,972	-	-	-
Total	$13,875,058	$13,896,547	$1,046,022	$13,848,607	$12,659,578	$192,638

	December 31, 2013		December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,604,773	$71,088	$480,755	$632	$3,029,611	$28,796
Commercial mortgages:
Construction	3,364,173	95,235	73,316	870	20,578	-
Commercial mortgages other	5,990,852	249,459	1,989,795	10,338	2,743,345	4,959
Residential mortgages	124,896	-	105,880	-	250,391	-
Consumer loans:
Home equity lines & loans	47,472	2,043	29,784	-	-	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	719,453	-	1,830,896	-	2,065,263	-
Commercial mortgages:
Construction	-	-	4,148	-	14,893	-
Commercial mortgages other	866,722	-	872,292	-	1,521,828	-
Residential mortgages	-	-	64,003	-	-	-
Consumer loans:
Home equity lines and loans	46,520	3,437	-	-	-	-
Direct consumer loans	3,050	-	-	-	-	-
Total	$12,767,911	$421,262	$5,450,869	$11,840	$9,645,909	$33,755

The following tables present the recorded investment in past due and non-accrual status by class of loans as of December 31, 2013 and December 31, 2012:

December 31, 2013	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$143,099,999	$28,888	$-	$678,383	$1,347,435	$145,154,705
Agricultural	577,133	-	-	-	-	577,133
Commercial mortgages:
Construction	24,743,496	-	1,453,180	773,738	539,725	27,510,139
Commercial mortgages other	335,122,887	1,137,897	-	7,982,824	2,342,011	346,585,619
Residential mortgages	187,448,407	5,457,860	-	261,551	3,357,750	196,525,568
Consumer loans:
Credit cards	1,727,573	9,427	19,414	-	-	1,756,414
Home equity lines and loans	95,348,467	150,238	-	-	635,373	96,134,078
Indirect consumer loans	163,809,750	1,235,404	-	-	249,258	165,294,412
Direct consumer loans	18,830,404	49,155	-	-	45,438	18,924,997
Total	$970,708,116	$8,068,869	$1,472,594	$9,696,496	$8,516,990	$998,463,065
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

December 31, 2012	Current	30-89 Days Past Due	90 Days or more Past Due and accruing		Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$131,404,371	$183,269	$-		$1,241,418	$666,912	$133,495,970
Agricultural	698,452	-	-		-	-	698,452
Commercial mortgages:
Construction	36,988,222	294,565	4,481,066		1,182,037	434,338	43,380,228
Commercial mortgages other	266,261,798	1,750,806	-		8,043,810	1,581,643	277,638,057
Residential mortgages	194,185,617	4,145,868	-	`	244,268	2,423,024	200,998,777
Consumer loans:
Credit cards	1,847,837	-	3,308		-	-	1,851,145
Home equity lines and loans	86,486,781	211,739	-		-	571,365	87,269,885
Indirect consumer loans	129,789,672	852,818	-		-	335,285	130,977,775
Direct consumer loans	19,481,693	89,619	-		-	19,338	19,590,650
Total	$867,144,443	$7,528,684	$4,484,374		$10,711,533	$6,031,905	$895,900,939
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2012.

Troubled Debt Restructurings:

As of December 31, 2013 and 2012, the Corporation has a recorded investment in troubled debt restructurings of $7,891,734 and $5,728,610, respectively.  There were specific reserves of $252,790 allocated for troubled debt restructurings at December 31, 2013 and no specific reserves allocated for troubled debt restructurings at December 31, 2012.  As of December 31, 2013, troubled debt restructurings totaling $6,830,550 were accruing interest under the modified terms and $1,061,184 were on non-accrual status.  As of December 31, 2012, troubled debt restructurings totaling $5,363,712 were accruing interest under the modified terms and $364,898 were on non-accrual status.  The Corporation has committed additional amounts totaling up to $165,000 and $130,000 as of December 31, 2013 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ending December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than 3 months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2013 and 2012:

December 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	5	$1,342,690	$1,342,690
Commercial mortgages:
Construction	1	325,957	325,957
Commercial mortgage other	1	133,000	133,000
Consumer loans:
Home equity lines and loans	3	134,225	134,255
Total	10	$1,935,872	$1,935,872

December 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$1,307,188	$1,307,188
Commercial mortgages:
Construction	1	251,448	251,448
Commercial mortgage other	3	3,871,779	3,871,779
Total	8	$5,430,415	$5,430,415

The troubled debt restructurings described above increased the allowance for loan losses by $107,727 and resulted in no charge offs during the year ended December 31, 2013.  The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in no charge offs during the year ending December 31, 2012.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the years ended December 31, 2013 or December 31, 2012, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not rated loans.  Based on the analyses performed as of December 31, 2013 and December 31, 2012, the risk category of the recorded investment of loans by class of loans is as follows:

	December 31, 2013
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial and industrial	$-	$133,614,964	$678,383	$5,116,316	$4,724,318	$1,020,725
Agricultural	-	577,133	-	-	-	-
Commercial mortgages:
Construction	-	23,087,004	773,738	2,783,848	865,549	-
Commercial mortgage other	-	313,955,960	7,982,824	13,611,331	11,035,504	-
Residential mortgages	192,995,108	-	261,551	-	3,268,909	-
Consumer loans:
Credit cards	1,756,414	-	-	-	-	-
Home equity lines and loans	95,421,822	-	-	-	712,256	-
Indirect consumer loans	165,045,154	-	-	-	249,257	-
Direct consumer loans	18,879,559	-	-	-	45,438	-
Total	$474,098,057	$471,235,061	$9,696,496	$21,511,495	$20,901,231	$1,020,725

	December 31, 2012
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial and industrial	$-	$121,145,761	$1,241,418	$8,008,002	$2,606,529	$494,260
Agricultural	-	698,452	-	-	-	-
Commercial mortgages:
Construction	-	34,882,896	1,182,037	5,153,918	2,161,377	-
Commercial mortgage other	-	247,793,150	8,043,810	11,974,716	9,826,381	-
Residential mortgages	198,336,641	-	244,268	-	2,417,868	-
Consumer loans:
Credit cards	1,851,145	-	-	-	-	-
Home equity lines and loans	86,615,392	-	-	-	654,493	-
Indirect consumer loans	130,642,490	-	-	-	335,285	-
Direct consumer loans	19,571,312	-	-	-	19,338	-
Total	$437,016,980	$404,520,259	$10,711,533	$25,136,636	$18,021,271	$494,260

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2013 and December 31, 2012:

	December 31, 2013
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,167,818	$1,737,000	$95,498,705	$165,045,154	$18,879,559
Non-Performing	3,357,750	19,414	635,373	249,258	45,438
	$196,525,568	$1,756,414	$96,134,078	$165,294,412	$18,924,997

	December 31, 2012
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$198,575,753	$1,847,837	$86,698,520	$130,642,490	$19,571,312
Non-Performing	2,423,024	3,308	571,365	335,285	19,338
	$200,998,777	$1,851,145	$87,269,885	$130,977,775	$19,590,650

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2013 to December 31, 2013:
	Balance at December 31, 2012	Income Accretion	All Other Adjustments	Balance at December 31, 2013
Contractually required principal and interest	$16,896,078	$-	$(5,665,656)	$11,230,422
Contractual cash flows not expected to be collected (nonaccretable discount)	(3,655,500)	-	3,112,751	(542,749)
Cash flows expected to be collected	13,240,578	-	(2,552,905)	10,687,673
Interest component of expected cash flows (accretable yield)	(2,529,045)	1,162,653	375,215	(991,177)
Fair value of loans acquired with deteriorating credit quality	$10,711,533	$1,162,653	$(2,177,690)	$9,696,496

(5)	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 are as follows:

	2013	2012
Land	$4,803,406	$3,553,406
Buildings	34,378,600	32,017,120
Projects in Progress	-	678,415
Equipment and furniture	34,919,986	31,428,650
Leasehold improvements	6,041,402	4,674,980
	80,143,394	72,352,571
Less accumulated depreciation and amortization	50,104,220	46,868,186
	$30,039,174	$25,484,385

Depreciation expense was $3,236,034, $2,946,499 and $2,861,644 for 2013, 2012 and 2011, respectively.

Operating Leases: The Corporation leases certain branch properties under operating leases.  Rent Expense was $1,306,948, $1,118,348, and $1,048,920 for 2013, 2012, and 2011, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows:

Year	Estimated Expense
2014	$1,664,865
2015	1,607,143
2016	1,358,618
2017	1,198,021
2018	1,156,562
2019 and thereafter	4,983,358
Total	$11,968,567

(6)           GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ending December 31, 2013 and 2012 were as follows:

	2013	2012
Beginning of year	$21,824,443	$21,983,617
Acquired goodwill	-	-
Adjustment of Acquired goodwill (1)	-	(159,174)
End of year	$21,824,443	$21,824,443
(1) Adjustments related to Fort Orange Financial Corp. acquisition

Acquired intangible assets were as follows at December 31, 2013 and 2012:

	At December 31, 2013		At December 31, 2012
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,974,468	$2,337,959	$3,819,798	$1,796,853
Other customer relationship intangibles	6,063,423	3,322,855	6,063,423	2,942,548
Total	$12,037,891	$5,660,814	$9,883,221	$4,739,401

Aggregate amortization expense was $921,413, $1,046,720 and $1,041,193 for 2013, 2012 and 2011, respectively.

The remaining estimated aggregate amortization expense at December 31, 2013 is listed below:

Year	Estimated Expense
2014	$1,310,056
2015	1,136,478
2016	986,063
2017	859,290
2018	734,237
2019 and thereafter	1,350,953
Total	$6,377,077

(7)           DEPOSITS

A summary of deposits at December 31, 2013 and 2012 is as follows:

	2013	2012
Non-interest-bearing demand deposits	$351,222,057	$300,610,463
Interest-bearing demand deposits	114,679,334	90,729,870
Insured money market accounts	361,094,929	243,114,771
Savings deposits	191,881,855	173,588,856
Time deposits	244,491,486	236,690,054
	$1,263,369,661	$1,044,734,014

Scheduled maturities of time deposits at December 31, 2013, are summarized as follows:

Year
2014	$178,903,280
2015	45,616,228
2016	7,498,340
2017	6,494,486
2018	4,245,277
2019 and thereafter	1,733,875
$244,491,486

Time deposits include certificates of deposit in denominations of $100,000 or more aggregating $88,812,131 and $87,705,511 at December 31, 2013 and 2012, respectively. Interest expense on such certificates was $777,614, $1,202,345 and $1,799,472 for 2013, 2012 and 2011, respectively.

Maturities of time deposits in denominations of $100,000 or more outstanding at December 31, 2013 are summarized as follows:

3 months or less	$24,370,627
Over 3 through 6 months	17,683,778
Over 6 through 12 months	24,521,432
Over 12 months	22,236,294
$88,812,131

(8)           SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Securities sold under agreements to repurchase:
Balance at December 31	$32,701,223	$32,710,650	$37,106,842
Maximum month-end balance	$32,701,223	$38,283,747	$51,183,631
Average balance during year	$31,101,784	$34,534,496	$43,731,872
Weighted-average interest rate at December 31	2.93%	3.02%	3.20%
Average interest rate paid during year	2.76%	2.88%	3.14%

Information concerning outstanding securities repurchase agreements as of December 31, 2013 is summarized as follows:

Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$12,701,223	$-	0.10%	$16,529,108
After 90 days but within one year	-	-	-%	-
After one year but within five years	20,000,000	65,766	4.13%	24,492,110
After five years but within ten years	-	-	-%	-
Total	$32,701,223	$65,766	2.93%	$41,021,218
(1)	At December 31, 2013, the securities repurchase agreements were non-callable with a weighted-average rate of 1.85%, and a weighted-average term to maturity of approximately 2.3 years.
(2)	Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $328 thousand at December 31, 2013

(9)           FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank fixed rate advances at December 31, 2013 and 2012.  The carrying amount includes the advance balance plus purchase accounting adjustments that are amortized over the term of the advance:
2013
Amount	Rate	Maturity Date	Call Date
$1,033,399	3.20%	June 18,2014	-
775,049	3.05%	October 2, 2014	-
4,133,594	3.84%	October 20, 2014	January 20, 2014
10,000,000	4.60%	December 22, 2016	-
4,133,594	3.90%	October 19, 2017	January 19, 2014
3,100,195	2.91%	December 4, 2017	March 4, 2014
2,066,797	3.05%	January 2, 2018	April 1, 2014
$25,242,628	3.93%

2012
Amount	Rate	Maturity Date	Call Date
$1,043,961	2.95%	May 20, 2013	-
782,971	2.62%	October 2, 2013	-
1,043,961	3.20%	June 18,2014	-
782,971	3.05%	October 2, 2014	-
4,175,846	3.84%	October 20, 2014	January 22, 2013
10,000,000	4.60%	December 22, 2016	-
4,175,846	3.90%	October 19, 2017	January 22, 2013
3,131,884	2.91%	December 4, 2017	March 4, 2013
2,087,923	3.05%	January 2, 2018	April 1, 2013
$27,225,363	3.86%

Each advance is payable at its maturity date, with a prepayment penalty for term advances.  The advances were collateralized by $145,107,384 and $142,278,166 of first mortgage loans under a blanket lien arrangement at December 31, 2013 and 2012, respectively.  Based on this collateral and the Corporation’s holdings of FHLBNY stock, the Corporation is eligible to borrow up to a total of $73,083,424 at year-end 2013.

(10)           INCOME TAXES

For the years ended December 31, 2013, 2012 and 2011, income tax expense attributable to income from operations consisted of the following:

Current:	2013	2012	2011
State	$394,645	$529,603	$24,739
Federal	3,548,242	4,207,980	1,592,276
	3,942,887	4,737,583	1,617,015
Deferred expense/(benefit)	(120,590)	646,899	3,416,135
	$3,822,297	$5,384,482	$5,033,150

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows:

	2013	2012	2011
Tax computed at statutory rate	$4,268,140	$5,578,285	$5,294,107
Tax-exempt interest	(483,029)	(506,280)	(543,638)
Dividend exclusion	(46,330)	(39,237)	(35,439)
State taxes, net of Federal impact	188,182	438,582	386,214
Nondeductible interest expense	10,860	16,119	23,242
Other items, net	(115,526)	(102,987)	(91,336)
Income tax expense	$3,822,297	$5,384,482	$5,033,150

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below:

	2013	2012
Deferred tax assets:
Allowance for loan losses	$4,889,110	$3,989,953
Accrual for employee benefit plans	753,917	780,282
Depreciation	431,029	698,373
Deferred compensation and directors' fees	947,406	924,582
Purchase accounting adjustment – deposits	136,975	141,784
Purchase accounting adjustment – loans	339,440	612,696
Purchase accounting adjustment - fixed assets	223,744	223,602
Accounting for defined benefit pension and other benefit plans	3,690,995	6,776,728
Trust preferred impairment write down	741,926	1,340,893
Other	510,429	723,419
Total gross deferred tax assets	$12,664,971	$16,212,312
Deferred tax liabilities:	2013	2012
Deferred loan fees and costs	$929,357	$908,343
Prepaid pension	5,435,293	6,102,441
Net unrealized gains on securities available for sale	3,929,141	5,165,238
Other	1,288,557	1,100,783
Total gross deferred tax liabilities	11,582,348	13,276,805
Net deferred tax asset	$1,082,623	$2,935,507

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows:

2011
Balance at January 1	$123,530
Additions for tax positions of current year	-
Reductions related to settlement with taxing authorities	(123,530)
Balance at December 31	$-

As of December 31, 2013 and December 31, 2012 the Corporation did not have any unrecognized tax benefits.

The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2013 and 2012, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.

The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2010 and for New York State taxing authorities for the years prior to 2010.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2013 and 2012:

Change in projected benefit obligation:	2013	2012
Benefit obligation at beginning of year	$38,051,477	$32,526,033
Service cost	1,194,869	1,073,938
Interest cost	1,587,037	1,605,912
Actuarial (gain) loss	(3,269,422)	4,213,664
Benefits paid	(1,378,161)	(1,368,070)
Benefit obligation at end of year	$36,185,800	$38,051,477

Change in plan assets:	2013	2012
Fair value of plan assets at beginning of year	$37,238,650	$35,015,567
Actual return on plan assets	5,921,515	3,591,153
Employer contributions	-	-
Benefits paid	(1,378,161)	(1,368,070)
Fair value of plan assets at end of year	$41,782,004	$37,238,650

Funded status	$5,596,204	$(812,827)

Amount recognized in accumulated other comprehensive income at December 31, 2013 and 2012 consist of the following:

	2013	2012
Net actuarial loss	$9,842,829	$17,789,018
Prior service cost	21,958	35,814
Total before tax effects	$9,864,787	$17,824,832

The accumulated benefit obligation at December 31, 2013 and 2012 was $31,182,957 and $32,247,008, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Discount rate	4.92%	4.26%	4.95%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income in 2013, 2012 and 2011 consist of the following:

Net periodic benefit cost	2013	2012	2011
Service cost, benefits earned during the year	$1,194,869	$1,073,938	$993,364
Interest cost on projected benefit obligation	1,587,037	1,605,912	1,569,151
Expected return on plan assets	(2,824,014)	(2,742,609)	(2,340,373)
Amortization of net loss	1,579,266	1,410,144	706,419
Amortization of prior service cost	13,856	13,856	29,873
Net periodic cost	$1,551,014	$1,361,241	$958,434

Other changes in plan assets and benefit obligations recognized in other comprehensive income:	2013	2012	2011
Net actuarial (gain) loss	$(6,366,923)	$3,365,120	$6,815,617
Recognized loss	(1,579,266)	(1,410,144)	(706,419)
Amortization of prior service cost	(13,856)	(13,856)	(29,873)
Total recognized in other comprehensive (loss) income (before tax effect)	$(7,960,045)	$1,941,120	$6,079,325
Total recognized in net benefit cost and other comprehensive (loss) income (before tax effect)	$(6,409,031)	$3,302,361	$7,037,759

Amounts expected to be recognized in net periodic cost during 2014
Loss recognition	$639,349
Prior service cost recognition	$7,320

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Discount rate	4.26%	4.95%	5.65%
Expected long-term rate of return on assets	7.75%	8.00%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.  Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types.  The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds.  Other investments may consist of mutual funds, money market funds and cash & cash equivalents.  While no significant changes in the asset allocations are expected during 2014, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a Capital Asset Pricing Model ("CAPM") using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2013	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return

		2013	2012
Large Cap Domestic Equities	30% - 60%	54%	51%	10.3%
Mid-Cap Domestic Equities	0% - 20%	8%	7%	10.6%
Small-Cap Domestic Equities	0% - 15%	3%	2%	10.8%
International Equities	0% - 25%	4%	4%	10.3%
Intermediate Fixed Income	20% - 50%	26%	31%	4.7%
Alternative Assets	0% - 10%	3%	3%	7.5%
Cash	0% - 20%	2%	2%	2.5%
Total		100%	100%

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

As of December 31, 2013 and 2012, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

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

The fair value of the plan assets at December 31, 2013 and 2012, by asset class are as follows:

		Fair Value Measurement at December 31, 2013 Using
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$981,992	$981,992	$-	$-
Equity securities:
U.S. companies	27,169,984	27,169,984	-	-
International companies`	-	-	-	-

Mutual Funds	7,288,242	7,288,242	-	-

Debt securities:
U.S. Treasuries/Government bonds	3,308,718	3,308,718	-	-
U.S. Corporate bonds	2,770,935	-	2,770,935	-
Foreign bonds, notes & debentures	262,133	-	262,133	-
Total plan assets	$41,782,004	$38,748,936	$3,033,068	$-

		Fair Value Measurement at December 31, 2012 Using
Plan Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$703,229	$703,229	$-	$-
Equity securities:
U.S. companies	21,579,185	21,579,185	-	-
International companies	629,883	629,883	-	-

Mutual Funds	7,217,760	7,217,760	-	-

Debt securities:
U.S. Treasuries/Government bonds	3,468,448	3,468,448	-	-
U.S. Corporate bonds	3,371,255	-	3,371,255	-
Foreign bonds, notes & debentures	268,890	-	268,890	-
Total plan assets	$37,238,650	$33,598,505	$3,640,145	$-

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan:

Calendar Year	Future Expected Benefit Payments
2014	$1,699,649
2015	$1,751,122
2016	$1,838,606
2017	$1,946,144
2018	$2,036,469
2019-2023	$11,305,023

The Corporation does not expect to contribute to the plan during 2014.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Profit Sharing, Savings and Investment Plan

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation.  Expense under the plan totaled $327,584, $322,090, and $331,689 for the years ended December 31, 2013, 2012 and 2011, respectively.  The plan's assets at December 31, 2013 and 2012 include 178,113 and 189,337 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

The Corporation also contributed $193,192 and $70,995 at December 31, 2013 and December 31, 2012, respectively, to a non-discretionary 401K plan which covers all eligible employees hired after July 1, 2010.

Defined Benefit Health Care Plan

The Corporation uses a December 31 measurement date for its postretirement medical benefits plan.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2013 and 2012:

Changes in accumulated postretirement benefit obligation:	2013	2012
Accumulated postretirement benefit obligation at beginning of year	$1,534,161	$1,391,822
Service cost	44,000	39,000
Interest cost	66,000	71,000
Participant contributions	73,980	65,161
Actuarial (gain) loss	(60,855)	177,966
Benefits paid	(167,172)	(210,788)
Accumulated postretirement benefit obligation at end of year	$1,490,114	$1,534,161

Change in plan assets:	2013	2012
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	93,192	145,627
Plan participants’ contributions	73,980	65,161
Benefits paid	(167,172)	(210,788)
Fair value of plan assets at end of year	$-	$-

Funded status	$(1,490,114)	$(1,534,161)

Amount recognized in accumulated other comprehensive income at December 31, 2013 and 2012 consist of the following:

	2013	2012
Net actuarial loss	$148,081	$218,936
Prior service benefit	(628,000)	(725,000)
Total before tax effects	$(479,919)	$(506,064)

Weighted-average assumption for disclosure as of December 31,:	2013	2012	2011
Discount rate	4.92%	4.26%	4.95%
Health care cost trend: Initial	8.00%	9.00%	10.00%
Health care cost trend: Ultimate	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2018	2018	2018

The components of net periodic postretirement benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

Net periodic benefit cost	2013	2012	2011
Service cost	$44,000	$39,000	$35,000
Interest cost	66,000	71,000	72,000
Amortization of prior service benefit	(97,000)	(97,000)	(97,000)
Recognized actuarial loss	10,000	1,000	-
Net periodic postretirement cost	$23,000	$14,000	$10,000

Other changes in plan assets and benefit obligations recognized in other comprehensive income:	2013	2012	2011
Net actuarial (gain) loss	$(60,855)	$177,966	$19,705
Recognized actuarial loss	(10,000)	(1,000)	-
Amortization of prior service benefit	97,000	97,000	97,000
Total recognized in other comprehensive income (before tax effect)	$26,145	$273,966	$116,705
Total recognized in net benefit cost and other comprehensive income (before tax effect)	$49,145	$287,966	$126,705

Because the total unrecognized net loss in the plan is less than 10% of the accumulated postretirement benefit obligation, there will be no amortization over the average future working lifetime of active plan participants.  As of January 1, 2013 the average future working lifetime of active participants was 14.35 years.  Actual results for 2014 will depend on the 2014 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2014:
Loss recognition	$-
Prior service cost recognition	$(97,000)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

Effect of a 1% increase in health care trend rate on:	2013	2012	2011
Benefit obligation	$15,000	$4,000	$10,000
Total service and interest cost	$300	$(100)	$700

Effect of a 1% decrease in health care trend rate on:	2013	2012	2011
Benefit obligation	$(23,000)	$(5,000)	$(11,000)
Total service and interest cost	$(1,500)	$(500)	$(500)

Weighted-average assumptions for net periodic cost as of December 31,:	2013	2012	2011
Discount rate	4.26%	4.95%	5.65%
Health care cost trend: Initial	9.00%	10.00%	14.00%
Health care cost tread: Ultimate	5.00%	5.00%	5.00%
Year ultimate reached	2018	2018	2020

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten:

Calendar Year
2014	$144,000
2015	$154,000
2016	$143,000
2017	$132,000
2018	$150,000
2019-2023	$680,000

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2014 is $144,000.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code.  The benefits under this plan are unfunded as of December 31, 2013 and 2012.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2013 and 2012:

Change in benefit obligation:	2013	2012
Benefit obligation at beginning of year	$1,161,749	$1,069,490
Service cost	40,015	34,770
Interest cost	47,899	51,091
Actuarial (gain) loss	(59,197)	81,128
Benefits paid	(74,730)	(74,730)
Projected benefit obligation at end of year	$1,115,736	$1,161,749

Changes in plan assets:	2013	2012
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	74,730	74,730
Benefits paid	(74,730)	(74,730)
Fair value of plan assets at end of year	$-	$-
Unfunded status	$(1,115,736)	$(1,161,479)

Amounts recognized in accumulated other comprehensive income at December 31, 2013 and 2012 consist of the following:

	2013	2012
Net actuarial loss	$194,181	$287,679
Prior service cost	-	-
Total before tax effects	$194,181	$287,679

Accumulated benefit obligation at December 31, 2013 and 2012 was $1,042,253 and $1,092,439, respectively.

Weighted-average assumption for disclosure as of December 31,:	2013	2012	2011
Discount rate	4.92%	4.26%	4.95%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

Net periodic benefit cost	2013	2012	2011
Service cost	$40,015	$34,770	$30,625
Interest cost	47,899	51,091	53,771
Recognized actuarial loss	34,301	19,920	9,466
Net periodic postretirement benefit cost	$122,215	$105,781	$93,862

Other changes in plan assets and benefit obligation recognized in other comprehensive income:	2013	2012	2011
Net actuarial (gain) loss	$(59,197)	$81,128	$70,771
Recognized actuarial loss	(34,301)	(19,920)	(9,466)
Total recognized in other comprehensive income (before tax effect)	$(93,498)	$61,208	$61,305

Total recognized in net benefit cost and other comprehensive income (before tax effect)	$28,717	$166,989	$155,167

Amounts expected to be recognized in net periodic cost during 2014:
Loss recognition	$20,652
Prior service cost recognition	$-

Weighted-average assumptions for net periodic cost as of December 31,:	2013	2012	2011
Discount rate	4.26%	4.95%	5.65%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan:

Calendar Year	Future Estimated Benefit Payments
2014	$75,000
2015	$75,000
2016	$75,000
2017	$75,000
2018	$116,000
2019-2023	$580,000

The Corporation expects to contribute $75,000 to the plan during 2014. Corporation contributions are equal to the benefit payments to plan participants.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers.  The plan is unfunded as of December 31, 2013 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events.  The plan was initiated in 2012.  The balance in the plan as of December 31, 2013 and December 31, 2012 was $336,656 and $181,701, respectively.  A total of $154,955 and $181,701 was expensed during the years ended December 31, 2013 and 2012, respectively  In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

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

During January 2014 and 2013, 8,385 and 7,969 shares, respectively, were re-issued from treasury to fund the stock component of the directors' and the president and chief executive officer’s compensation.  An expense of $272,729, $216,946 and $232,948 related to this compensation was recognized during the years 2013, 2012 and 2011, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity as of December 31, 2013, and changes during the year ended is presented below:
	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2012	20,009	$23.84
Granted	8,087	32.18
Vested	(5,660)	23.22
Forfeited or Cancelled	(1,797)	25.04
Nonvested at December 31, 2013	20,639	$27.17

As of December 31, 2013, there was $548,916 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.12 years.  The total fair value of shares vested during the years ended December 31, 2013 and 2012 were $180,576 and $87,314, respectively.

(13)           RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of year	$25,389,555	$20,884,273
New loans or additional advances	30,055,816	37,544,459
Repayments	(29,037,523)	(33,039,177)
Balance at end of year	$26,407,848	$25,389,555

Deposits from principal officers, directors, and their affiliates at year-end 2013 and 2012 were $9,762,196 and $9,928,331, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$21,049,240	$7,893,481	$28,707,673	$11,588,081
Unused lines of credit	$2,190,224	$187,061,408	$1,802,538	$183,750,514
Standby letters of credit	$-	$17,290,453	$-	$15,016,673

Commitments to make Real Estate and Home Equity loans are generally made for periods of sixty days or less.  As of December 31, 2013, the fixed rate commitments to make loans have interest rates ranging from 3.625% to 5.375% and maturities ranging from five years to thirty years.  Commitments to fund commercial draw notes are generally made for periods of three months to eighteen months.  As of December 31, 2013, the fixed rate commitments have interest rates ranging from 3.35% to 5.25%.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $17,290,453 at December 31, 2013 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2013 was not significant.

The Corporation has an executive severance agreement with its President and Chief Executive Officer.

The Bank is a party in two legal proceedings involving its Wealth Management Group. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate’s Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts’ investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee’s commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate’s Court. While the outcome of litigation is not predictable the Bank believes that the claims are without merit and is vigorously defending them.  As of December 31, 2013, no amount has been accrued for potential losses related to these proceedings as a potential loss is not considered probable or reasonably estimable in the opinion of management.

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

(15)           PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting):

BALANCE SHEETS - DECEMBER 31	2013	2012
Assets:
Cash on deposit with subsidiary bank	$2,685,601	$1,788,169
Investment in subsidiary-Chemung Canal Trust Company	133,557,084	126,597,837
Investment in subsidiary-CFS Group, Inc.	778,949	640,229
Dividends receivable from subsidiary bank	1,194,522	-
Securities available for sale, at estimated fair value	342,898	304,190
Other assets	1,255,162	1,813,162
Total assets	$139,814,216	$131,143,587
Liabilities and shareholders' equity:
Dividends payable	1,194,522	-
Other liabilities	41,700	28,650
Total liabilities	1,236,222	28,650
Shareholders' equity:
Total shareholders' equity	138,577,994	131,114,937
Total liabilities and shareholders' equity	$139,814,216	$131,143,587

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2013	2012	2011
Dividends from subsidiary bank	$4,778,149	$4,572,958	$11,916,475
Interest and dividend income	8,629	7,372	8,127
Other income	132,574	150,136	776,672
Operating expenses	324,122	331,441	227,847
Income before impact of subsidiaries' undistributed earnings or distributions in excess of earnings and income taxes	4,595,230	4,399,025	12,473,427
Equity in undistributed earnings (dividends in excess of earnings) of Chemung Canal Trust Company	3,873,011	6,410,993	(1,837,241)
Equity in undistributed earnings of CFS Group, Inc.	138,720	53,798	44,166
Income before income tax	8,606,961	10,863,816	10,680,352
Income tax (benefit) expense	(124,095)	(158,424)	142,597
Net Income	$8,731,056	$11,022,240	$10,537,755

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2013	2012	2011
Cash flows from operating activities:
Net Income	$8,731,056	$11,022,240	$10,537,755
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed earnings) dividends in excess of earnings of Chemung Canal Trust Company	(3,873,011)	(6,410,993)	1,837,241
Equity in undistributed earnings of CFS Group, Inc.	(138,720)	(53,798)	(44,166)
Change in dividend receivable	(1,194,522)	1,141,081	(259,879)
Change in other assets	558,000	765,150	(60,510)
Change in other liabilities	78,117	48,081	161,692
Expense related to employee stock compensation	112,154	80,000	55,000
Expense related to restricted stock units for directors' deferred compensation plan	98,815	86,717	80,083
Expense to employee restricted stock awards	130,920	79,510	28,141
Net cash provided by operating activities	4,502,809	6,757,988	12,335,357
Cash flow from investing activities:
Cash paid Fort Orange Financial Corp. acquisition	-	-	(8,137,816)
Net cash used by investing activities	-	-	(8,137,816)
Cash flow from financing activities:
Cash dividends paid	(3,583,627)	(5,714,039)	(4,056,597)
Purchase of treasury stock	(92,630)	(635,800)	(501,299)
Sale of treasury stock	70,880	257,550	217,520
Net cash used in financing activities	(3,605,377)	(6,092,289)	(4,340,376)
Increase (Decrease) in cash and cash equivalents	897,432	665,699	(142,835)
Cash and cash equivalents at beginning of year	1,788,169	1,122,470	1,265,305
Cash and cash equivalents at end of year	$2,685,601	$1,788,169	$1,122,470

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$188,106,208	$31,261,500	$156,844,708	$-
Mortgage-backed securities, residential	104,356,521	-	104,356,521	-
Obligations of states and political subdivisions	38,376,222	-	38,376,222	-
Collateralized mortgage obligations	1,014,876	-	1,014,876	-
Corporate bonds and notes	2,945,807	-	2,945,807	-
SBA loan pools	1,487,579	-	1,487,579	-
Trust Preferred securities	2,033,594	-	2,033,594	-
Corporate stocks	7,695,099	7,279,075	416,024	-
Total available for sale securities	$346,015,906	$38,540,575	$307,475,331	$-

Trading assets	$366,255	$366,255	$-	$-

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$141,591,214	$37,698,000	$103,893,214	$-
Mortgage-backed securities, residential	31,515,249	-	31,515,249	-
Obligations of states and political subdivisions	40,814,722	-	40,814,722	-
Collateralized mortgage obligations	3,543,360	-	3,543,360	-
Corporate bonds and notes	11,651,635	-	11,651,635	-
SBA loan pools	1,724,140	-	1,724,140	-
Trust Preferred securities	2,470,913	-	2,025,313	445,600
Corporate stocks	6,374,530	5,720,533	653,997	-
Total available for sale securities	$239,685,763	$43,418,533	$195,821,630	$445,600

Trading assets	$348,241	$348,241	$-	$-

There were no transfers between Level 1 and Level 2 during the year ending December 31, 2013 or the year ending December, 31, 2012.

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

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

Trust Preferred Securities Available for Sale	Fair Value Measurement twelve-months ended December 31, 2013 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement twelve-months ended December 31, 2012 Using Significant Unobservable Inputs (Level 3)
Beginning balance	$445,600	$294,910
Total gains/losses (realized/unrealized):
Included in earnings:
Loss on securities	-	-
Impairment charge on investment securities	(29,025)	-
Included in other comprehensive income	183,425	150,690
Transfers in and/or out of Level 3	(600,000)	-
Ending balance, December 31	$-	$445,600

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$460,386	$-	$-	$460,386
Commercial mortgages:		-	-
Commercial mortgages other	485,186	-	-	485,186
Consumer loans:
Home equity lines and loans	53,856			53,856
Total Impaired Loans	$999,428	$-	$-	$999,428
Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Commercial mortgages other	265,702	-	-	265,702
Residential mortgages	106,270	-	-	106,270
Consumer loans:
Home equity lines and loans	64,859	-	-	64,859
Total Other real estate owned, net	$538,031	$-	$-	$538,031

		Fair Value Measurement at December 31, 2012 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$311,801	$-	$-	$311,801
Commercial mortgages:		-	-
Commercial mortgages other	303,821	-	-	303,821
Total Impaired Loans	$615,622	$-	$-	$615,622
Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101,200	$-	$-	$101,200
Commercial mortgages:
Commercial mortgages other	257,702	-	-	257,702
Residential mortgages	201,679	-	-	201,679
Consumer loans:
Home equity lines and loans	4,000	-	-	4,000
Total Other real estate owned, net	$564,581	$-	$-	$564,581

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2013 and December 31, 2012:

Description	Fair Value at December 31, 2013	Technique	Unobservable Inputs
Impaired loans	$999,428	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$538,031	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2012	Technique	Unobservable Inputs
Impaired loans	$615,622	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$564,581	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,045,450 with a valuation allowance of $1,046,022 as of December 31, 2013, resulting in an increases of $853,384 in the provision for loan losses for the year ending December 31, 2013.  Impaired loans had a principal balance of $808,260 with a valuation allowance of $192,638 as of December 31, 2012, resulting in no additional provision for loan losses for the year ending December 31, 2012.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $538,031 at December 31, 2013.  The net carrying amount reflects the outstanding balance of $730,398 net of a valuation allowance of $192,367 at December 31, 2013, which resulted in a write down of $2,100 for the year ending December 31, 2013.  OREO had a net carrying amount of $564,581 at December 31, 2012.  The net carrying amount reflects the outstanding balance of $756,948 net of a valuation allowance of $192,367 at December 31, 2012, which resulted in a write down of $116,840 for the year ending December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in 90 days or less, the carrying value approximates fair value of which non interest-bearing deposits are classified as Level 1 and interest-bearing deposits with the FHLBNY and FRBNY are classified as Level 1, and time deposits are classified as Level 2.

FHLB and FRB Stock

It is not practicable to determine the fair value of FHLBNY and FRBNY stock due to restrictions on its transferability.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2013 and 2012.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2013
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$31,600,112	$31,600,112	$-	$-	$31,600,112
Interest-bearing deposits in other financial institutions	20,009,352	20,009,352	-	-	20,009,352
Trading assets	366,255	366,255	-	-	366,255
Securities available for sale	346,015,906	38,540,575	307,475,331	-	346,015,906
Securities held to maturity	6,494,924	-	6,929,549	-	6,929,549
Federal Home Loan and Federal Reserve Bank stock	4,481,750	-	-	-	N/A
Loans, net	983,090,196	-	-	1,008,826,162	1,008,826,162
Loans held for sale	694,840	-	694,840	-	694,840
Accrued interest receivable	4,166,423	145,166	1,468,186	2,553,071	4,166,423
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,018,878,175	$1,018,878,175	$-	$-	$1,018,878,175
Time deposits	244,491,486	-	245,481,933	-	245,481,933
Securities sold under agreements to repurchase	32,701,223	-	33,636,052	-	33,636,052
Federal Home Loan Bank advances	25,242,628	-	26,063,973	-	26,063,973
Accrued interest payable	335,818	14,445	170,328	151,045	335,818
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	Fair Value Measurements at December 31, 2012
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,239,309	$29,239,309	$-	$-	$29,239,309
Interest-bearing deposits in other financial institutions	11,001,912	8,444,188	2,557,724	-	11,001,912
Trading assets	348,241	348,241	-	-	348,241
Securities available for sale	239,685,763	43,418,533	195,821,630	445,600	239,685,763
Securities held to maturity	5,748,453	-	6,421,486	-	6,421,486
Federal Home Loan and Federal Reserve Bank stock	4,710,300	-	-	-	N/A
Loans, net	883,084,291	-	-	916,289,444	916,289,444
Loans held for sale	1,057,309	-	1,057,309	-	1,057,309
Accrued interest receivable	3,787,923	174,827	1,257,260	2,355,836	3,787,923
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$808,043,960	$808,043,960	$-	$-	$808,043,960
Time deposits	236,690,054	-	238,245,225	-	238,245,225
Securities sold under agreements to repurchase	32,710,650	-	35,259,782	-	35,259,782
Federal Home Loan Bank advances	27,225,363	-	29,688,198	-	29,688,198
Accrued interest payable	452,629	11,793	278,988	161,848	452,629
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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations).  Management believes that, as of December 31, 2013 and 2012, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2013, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2014, the Bank could, without prior approval, declare dividends of approximately $8.5 million plus any 2014 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following table:

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$126,298,617	12.10%	$83,483,686	8.00%	N/A	N/A
Bank	$121,221,937	11.63%	$83,368,967	8.00%	$104,211,209	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$110,260,258	10.57%	$41,741,843	4.00%	N/A	N/A
Bank	$105,239,348	10.10%	$41,684,484	4.00%	$62,526,725	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$110,260,258	8.08%	$40,940,320	3.00%	N/A	N/A
Bank	$105,239,348	7.72%	$40,900,388	3.00%	$68,167,313	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets):
Consolidated	$119,894,319	13.10%	$73,208,463	8.00%	N/A	N/A
Bank	$115,391,331	12.64%	$73,044,522	8.00%	$91,305,653	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$106,924,553	11.68%	$36,604,232	4.00%	N/A	N/A
Bank	$102,459,917	11.22%	$36,522,261	4.00%	$54,783,392	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$106,924,553	8.74%	$36,701,105	3.00%	N/A	N/A
Bank	$102,459,917	8.39%	$36,630,566	3.00%	$61,050,944	5.00%

(18)           ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated:
	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2012	$8,022,790	$(10,829,719)	$(2,806,929)
Other comprehensive income before reclassification	(1,987,340)	3,993,381	2,006,041
Amounts reclassified from accumulated other comprehensive income	7,785	948,284	956,069
Net current period other comprehensive loss	(1,979,555)	4,941,665	2,962,110
Balance at December 31, 2013	$6,043,235	$(5,888,054)	$155,181

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2011	$7,987,055	$(9,428,433)	$(1,441,378)
Other comprehensive income before reclassification	220,733	(2,231,066)	(2,010,333)
Amounts reclassified from accumulated other comprehensive income	(184,998)	829,780	644,782
Net current period other comprehensive loss	35,735	(1,401,286)	(1,365,551)
Balance at December 31, 2012	$8,022,790	$(10,829,719)	$(2,806,929)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2013	2012
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than-temporary losses realized in net income	$(29,025)	$-	Total impairment losses
Realized gains on securities available for sale	16,379	300,516	Net losses on securities transactions
Tax effect	4,861	(115,518)	Income tax benefit (expense)
Net of tax	(7,785)	184,998
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	83,144	83,144	Pension and other employee benefits
Actuarial losses (a)	(1,623,567)	(1,431,064)	Pension and other employee benefits
Tax effect	592,139	518,140	Income tax benefit (expense)
Net of tax	(948,284)	(829,780)
Total reclassification for the period, net of tax	$(956,069)	$(644,782)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

(19)           SEGMENT REPORTING

The Corporation manages its operations through two primary business segments:  core banking and wealth management services.  The core banking segment provides revenues by attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the Corporation’s local markets and to invest in securities.  The wealth management services segment provides revenues by providing trust and investment advisory services to clients.

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments:

Year ended December 31, 2013	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$46,621,005	$-	$9,714	$46,630,719
Provision for loan losses	2,754,726	-	-	2,754,726
Net interest income after provision for loan losses	43,866,279	-	9,714	43,875,993
Other operating income	9,912,614	7,344,045	819,945	18,076,604
Other operating expenses	43,134,860	5,480,218	784,166	49,399,244
Income before income tax expense	10,644,033	1,863,827	45,493	12,553,353
Income tax expense (benefit)	3,140,245	716,455	(34,403)	3,822,297
Segment net income	$7,503,788	$1,147,372	$79,896	$8,731,056

Segment assets	$1,469,482,048	$4,943,092	$1,718,313	$1,476,143,453
Year ended December 31, 2012	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$46,833,743	$-	$8,130	$46,841,873
Provision for loan losses	827,567	-	-	827,567
Net interest income after provision for loan losses	46,006,176	-	8,130	46,014,306
Other operating income	9,596,323	6,826,976	764,442	17,187,741
Other operating expenses	40,550,209	5,389,017	856,099	46,795,325
Income (loss) before income tax expense	15,052,290	1,437,959	(83,527)	16,406,722
Income tax expense (benefit)	4,953,549	552,751	(121,818)	5,384,482
Segment net income	$10,098,741	$885,208	$38,291	$11,022,240

Segment assets	$1,240,751,558	$5,155,950	$2,252,200	$1,248,159,708

Year ended December 31, 2011	Core Banking	Wealth Management Group	Holding Company And Other	Consolidated Totals
Net interest income	$43,906,319	$-	$8,729	$43,915,048
Provision for loan losses	958,333	-	-	958,333
Net interest income after provision for loan losses	42,947,986	-	8,729	42,956,715
Other operating income	9,426,994	6,709,685	1,325,908	17,462,587
Other operating expenses	38,293,287	5,851,825	703,285	44,848,397
Income before income tax expense	14,081,693	857,860	631,352	15,570,905
Income tax expense	4,528,446	331,872	172,832	5,033,150
Segment net income	$9,553,247	$525,988	$458,520	$10,537,755

Segment assets	$1,207,464,195	$5,729,479	$3,065,913	$1,216,259,587

(20)           BRANCH ACQUISITION

On July 10, 2013, the Bank entered into an agreement with Bank of America to acquire six branch offices in Auburn, Cortland, Ithaca and Seneca Falls, New York.  Under the terms of the agreement, the Bank purchased the related branch premises and certain performing loans, and assumed the related deposits.  The transaction was completed on November 23, 2013.  The assets acquired and deposits assumed in the transaction were recorded at their estimated fair values as follows:

Cash, net	$170,904,285
Loans	1,240,224
Bank premises and equipment	4,081,292
Core deposit intangible asset	2,154,670
Other assets	349,091
Total assets acquired	$178,729,562

Deposits assumed	$177,749,174
Time deposit premium	263,387
Other liabilities	717,001
Total liabilities assumed	$178,729,562

The transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition date.  Fair values are preliminary and in certain cases are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values becomes available.

The operating results of the acquired branch offices included in the Corporation’s consolidated statement of income for the year ended December 31, 2013 reflect only the amounts from the acquisition date through December 31, 2013.

The core deposit intangible asset of $2,154,670 will be amortized on an accelerated basis over a period of approximately seven years.  The time deposit premium of $263,387 will be accreted over the estimated remaining life of the related deposits as a reduction to interest expense.

Preliminary negative goodwill of $469,929 was recorded as a gain from bargain purchase, was calculated as the purchase discount after adjusting for the fair value of net assets acquired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 14, 2014	By:/s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 14, 2014	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry H. Becker	Director	March 14, 2014
Larry H. Becker

Director
Bruce W. Boyea

/s/ David J. Dalrymple	Director and Chairman of the Board	March 14, 2014
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 14, 2014
Robert H. Dalrymple

/s/ Clover M. Drinkwater	Director	March 14, 2014
Clover M. Drinkwater

/s/ William D. Eggers	Director	March 14, 2014
William D. Eggers

/s/ Stephen M. Lounsberry, III	Director	March 14, 2014
Stephen M. Lounsberry, III

/s/ John F. Potter	Director	March 14, 2014
John F. Potter

/s/ Eugene M. Sneeringer, Jr.	Director	March 14, 2014
Eugene M. Sneeringer, Jr.

/s/ Robert. L. Storch	Director	March 14, 2014
Robert L. Storch

(signature’s continued)

Signature	Title	Date

Director
Richard W. Swan

/s/ Jan P. Updegraff	Director	March 14, 2014
Jan P. Updegraff

/s/s Ronald M. Bentley	President and Chief Executive Officer	March 14, 2014
Ronald M. Bentley

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 14, 2014
Karl F. Krebs

EXHIBIT INDEX
Exhibit		The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

3.4
Amended and Restated Bylaws of the Registrant, as amended to February 26, 2014.  (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference).

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
10.4
Amended and Restated Chemung Financial Corporation Restricted Stock Plan. (Filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule A filed on April 1, 2013 and incorporated herein by reference).

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

10.17
Change of Control Agreement dated October 16, 2013 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 17, 2013 and incorporated herein by reference).

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

	21	Subsidiaries of the Registrant.*
	23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
	31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
	32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
	101.INS	Instance Document
	101.SCH	XBRL Taxonomy Schema*
	101.CAL	XBRL Taxonomy Calculation Linkbase*
	101.DEF	XBRL Taxonomy Definition Linkbase*
	101.LAB	XBRL Taxonomy Label Linkbase*
	101.PRE	XBRL Taxonomy Presentation Linkbase*
	*	Filed herewith.