Form 10-Q
period 2014-03-31
CHEMUNG FINANCIAL CORP
filed 2014-05-09
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2014
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
YES: ___ NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on May 8, 2014 was 4,615,372.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS AND ABBREVIATIONS

To assist the reader the Corporation has provided the following list of commonly used acronyms and abbreviations included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANK	Chemung Canal Trust Company
CDO	Collateralized Debt Obligation
CORPORATION	Chemung Financial Corporation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank New York
FRBNY	Federal Reserve Bank of New York
FREDDIE MAC	Federal Home Loan Mortgage Corporation
GAAP	U.S. generally accepted accounting principles
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
SEC	Securities and Exchange Commission

PART I. FINANCIAL INFORMATION Item 1: Financial Statements-Unaudited CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
UNAUDITED
(dollars in thousands, except per share data)	March 31, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$34,478	$31,600
Interest-bearing deposits in other financial institutions	22,670	20,009
Total cash and cash equivalents	57,148	51,609

Trading assets, at fair value	413	366

Securities available for sale, at estimated fair value	337,134	346,016
Securities held to maturity, estimated fair value at March 31, 2014 $6,532 and $6,930 at December 31,2013	6,126	6,495
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,482	4,482

Loans, net of deferred origination fees and costs, and unearned income	1,024,565	995,866
Allowances for loan losses	(13,155)	(12,776)
Loans, net	1,011,410	983,090

Loans held for sale	75	695
Premises and equipment, net	29,351	30,039
Goodwill	21,824	21,824
Other intangible assets, net	6,033	6,377
Bank owned life insurance	2,815	2,796
Accrued interest and other assets	20,720	22,354

Total assets	$1,497,531	$1,476,143

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$354,727	$351,222
Interest-bearing	937,163	915,034
Total deposits	1,291,890	1,266,256
Securities sold under agreements to repurchase	30,646	32,701
Federal Home Loan Bank term advances	25,189	25,243
Dividends payable	1,200	1,195
Accrued interest payable and other liabilities	8,083	12,170
Total liabilities	1,357,008	1,337,565

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2014 and December 31, 2013	53	53
Additional-paid-in-capital	45,516	45,399
Retained earnings	111,895	111,031
Treasury stock, at cost (694,704 shares at March 31, 2014; 707,674 shares at December 31, 2013)	(17,728)	(18,060)
Accumulated other comprehensive income	787	155
Total shareholders' equity	140,523	138,578
Total liabilities and shareholders' equity	$1,497,531	$1,476,143
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	THREE MONTHS ENDED
(dollars in thousands, except per share and per share data)	MARCH 31,
	2014	2013
Interest and dividend income:
Loans, including fees	$11,168	$11,304
Taxable securities	1,503	1,131
Tax exempt securities	264	305
Interest-bearing deposits	19	8
Total interest and dividend income	12,954	12,748
Interest Expense
Deposits	522	624
Securities sold under agreements to repurchase	209	219
Borrowed funds	190	188
Total interest expense	921	1,031
Net interest income	12,033	11,717
Provision for loan losses	639	431
Net interest income after provision for loan losses	11,394	11,286
Other operating income:
Wealth management group fee income	1,883	1,750
Service charges on deposit accounts	1,232	969
Net gain on sales of loans held for sale	41	112
Net losses on sales of other real estate owned	(30)	-
Income from bank owned life insurance	19	21
Other	1,819	1,170
Total other operating income	4,964	4,022
Other operating expense:
Salaries and wages	5,153	4,818
Pension and other employee benefits	1,359	1,424
Net occupancy expenses	1,793	1,362
Furniture and equipment expenses	630	518
Data processing expense	1,481	1,113
Professional services	222	329
Amortization of intangible assets	344	235
Marketing and advertising expenses	293	288
Other real estate owned expenses	87	36
FDIC insurance	269	217
Loan expense	149	143
Merger and acquisition related expenses	86	-
Other	1,477	1,242
Total operating expenses	13,343	11,725
Income before income tax expense	3,015	3,583
Income tax expense	951	1,171
Net Income	$2,064	$2,412

Weighted average shares outstanding	4,677,178	4,655,862
Basic and diluted earnings per share	$0.44	$0.52

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013

Net income	$2,064	$2,412

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	884	(70)
Reclassification adjustment gains realized in net income	-	-
Net unrealized gains (losses)	884	(70)
Tax effect	340	(27)
Net of tax amount	544	(43)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	-	-
Reclassification adjustment for amortization of prior service costs	(22)	(21)
Reclassification adjustment for amortization of net actuarial loss	165	390
Total before tax effect	143	369
Tax effect	55	142
Net of tax amount	88	227

Total other comprehensive income	632	184

Comprehensive income	$2,696	$2,596

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)
(dollars in thousands except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2012	$53		$45,357	$107,078	$(18,566)	$(2,807)	$131,115
Net income	-		-	2,412	-	-	2,412
Other comprehensive income	-		-	-	-	184	184
Restricted stock awards	-		60	-	-	-	60
Restricted stock units for directors' deferred compensation plan	-		25	-	-	-	25
Cash dividends declared ($.26 per share)	-		-	(1,194)	-	-	(1,194)
Distribution of 7,969 shares of treasury stock for directors' compensation	-		14	-	203	-	217
Distribution of 4,116 shares of treasury stock for employee compensation	-		7	-	105	-	112
Purchase of 3,094 shares of treasury stock	-		-	-	(93)	-	(93)
Sale of 2,369 shares of treasury stock	-		10	-	60	-	70
Balances at March 31, 2013	$53		$45,473	$108,296	$(18,291)	$(2,623)	$132,908

Balances at December 31, 2013	$53		$45,399	$111,031	$(18,060)	$155	$138,578
Net income	-		-	2,064	-	-	2,064
Other comprehensive income	-		-	-	-	632	632
Restricted stock awards	-		36	-	-	-	36
Restricted stock units for directors' deferred compensation plan	-		23	-	-	-	23
Distribution of 990 shares of treasury stock granted for employee restricted stock awards, net		-	(26)	-	26		-
Cash dividends declared ($.26 per share)	-		-	(1,200)	-	-	(1,200)
Distribution of 8,385 shares of treasury stock for directors' compensation	-		59	-	214	-	273
Distribution of 3,595 shares of treasury stock for employee compensation	-		25	-	92	-	117
Balances at March 31, 2014	$53		$45,516	$111,895	$(17,728)	$787	$140,523

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)	THREE MONTHS ENDED MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net income	$2,064	$2,412
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	344	235
Provision for loan losses	639	431
Depreciation and amortization of fixed assets	886	749
Amortization of premiums on securities, net	614	538
Gains on sales of loans held for sale, net	(41)	(112)
Proceeds from sales of loans held for sale	1,804	3,455
Loans originated and held for sale	(1,143)	(3,071)
Net gains on trading assets	(12)	(19)
Purchase of trading assets	(35)	(17)
Net losses on sales of other real estate owned	30	-
Decrease (increase) in other assets	1,354	(58)
Decrease in prepaid FDIC assessment	-	199
Decrease in accrued interest payable	(46)	(64)
Expense related to restricted stock units for directors' deferred compensation plan	23	25
Expense related to employee stock compensation	117	112
Expense related to employee stock awards	36	60
Decrease in other liabilities	(4,021)	(1,654)
Income from bank owned life insurance	(19)	(21)
Net cash provided by operating activities	2,594	3,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	5,000	10,500
Proceeds from maturities and principal collected on securities available for sale	5,027	20,375
Proceeds from maturities and principal collected on securities held to maturity	630	257
Purchases of securities available for sale	(875)	(27,103)
Purchases of securities held to maturity	(261)	(4,407)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	-	(917)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	-	1,020
Purchases of premises and equipment	(198)	(65)
Proceeds from sales of other real estate owned	249	-
Net increase in loans	(28,958)	(27,955)
Net cash used by investing activities	(19,386)	(28,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	34,257	36,964
Net decrease in time deposits	(8,623)	(4,599)
Net decrease in securities sold under agreements to repurchase	(2,055)	(1,283)
Repayments of Federal Home Loan Bank long term advances	(54)	(68)
Purchase of treasury stock	-	(93)
Sale of treasury stock	-	70
Cash dividends paid	(1,194)	-
Net cash provided by financing activities	22,331	30,991
Net increase in cash and cash equivalents	5,539	5,896
Cash and cash equivalents, beginning of period	51,609	40,241
Cash and cash equivalents, end of period	$57,148	$46,137

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$967	$1,095
Income taxes	$68	$168
Supplemental disclosure of non-cash activity:
Dividends declared, not yet paid	$1,200	$1,194

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Chemung Financial Corporation (the “Corporation”), through its wholly owned subsidiaries, Chemung Canal Trust Company (the “Bank”) and CFS Group, Inc., provides a wide range of banking, financing, fiduciary and other financial services to its clients.  The Corporation and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and include the accounts of the Corporation and its subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.  Amounts in the prior periods' consolidated financial statements are reclassified whenever necessary to conform with the current period's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  The allowance for loan losses, fair value of financial instruments, other-than-temporary impairment of investment securities and goodwill and other intangibles are particularly subject to change.

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

Recent Accounting Pronouncements

In January, 2014 the FASB issued ASU-2014-04, an amendment to Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate and Collateralized Consumer Mortgage Loans upon Foreclosure.  The objective of this ASU is to improve reporting by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable is derecognized and the real estate property recognized. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Corporation will adopt all provisions of this ASU as of January 1, 2015.  We are currently evaluating the potential impact on our consolidated financial statements.

NOTE 2                                EARNING PER COMMON SHARE

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.    Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,677,178 and 4,655,862 weighted average shares outstanding for the three-month periods ended March 31, 2014 and 2013, respectively.  There were no dilutive common stock equivalents during the three-month periods ended March 31, 2014 or 2013.

NOTE 3                                SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$181,676	$1,767	$473	$182,970
Mortgage-backed securities, residential	99,974	1,284	121	101,137
Collateralized mortgage obligations	777	12	-	789
Obligations of states and political subdivisions	37,368	1,012	35	38,345
Corporate bonds and notes	2,869	63	6	2,926
SBA loan pools	1,426	15	3	1,438
Trust Preferred securities	1,900	137	-	2,037
Corporate stocks	443	7,051	2	7,492
Total	$326,433	$11,341	$640	$337,134

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$187,098	$1,915	$907	$188,106
Mortgage-backed securities, residential	104,069	1,036	749	104,356
Collateralized mortgage obligations	1,001	14	-	1,015
Obligations of states and political subdivisions	37,339	1,059	22	38,376
Corporate bonds and notes	2,879	76	9	2,946
SBA loan pools	1,471	17	-	1,488
Trust preferred securities	1,898	136	-	2,034
Corporate stocks	444	7,253	2	7,695
Total	$336,199	$11,506	$1,689	$346,016

Amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,304	$392	$-	$5,696
Time deposits with other financial institutions	822	14	-	836
Total	$6,126	$406	$-	$6,532

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,472	$419	$-	$5,891
Time deposits with other financial institutions	1,023	16	-	1,039
Total	$6,495	$435	$-	$6,930

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (dollars in thousands):

	March 31, 2014
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$23,856	$24,217	$2,537	$2,567
After One, But Within Five Years	182,121	184,229	2,297	2,477
After Five, But Within Ten Years	17,836	17,832	1,292	1,488
After Ten Years	-	-	-	-
	223,813	226,278	6,126	6,532
Mortgage-backed securities, residential	99,974	101,137	-	-
Collateralized mortgage obligations	777	789	-	-
SBA loan pools	1,426	1,438	-	-
Total	$325,990	$329,642	$6,126	$6,532

There were no proceeds from sales and calls of securities resulting in gains or losses at March 31, 2014 and 2013.

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position (dollars in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$89,296	$444	$1,984	$29	$91,280	$473
Mortgage-backed securities, residential	33,382	121	-	-	33,382	121
Obligations of states and political subdivisions	5,778	35	-	-	5,778	35
Corporate bonds and notes	240	6	-	-	240	6
SBA loan pools	631	3	-	-	631	3
Corporate stocks	-	-	2	2	2	2
Total temporarily impaired securities	$129,327	$609	$1,986	$31	$131,313	$640

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$83,840	$867	$1,978	$39	$85,818	$906
Mortgage-backed securities, residential	63,115	750	-	-	63,115	750
Obligations of states and political subdivisions	4,589	22	-	-	4,589	22
Corporate bonds and notes	238	9	-	-	238	9
Corporate stocks	-	-	2	2	2	2
Total temporarily impaired securities	$151,782	$1,648	$1,980	$41	$153,762	$1,689

Other-Than-Temporary Impairment

As of March 31, 2014, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to obligations of U.S. Government and U.S. Government sponsored enterprises and mortgage-backed securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $0.5 million in other operating income during the first quarter of 2014.  The Corporation does not own any other CDO’s in its investment securities portfolio.

The tables below present a roll forward of the cumulative credit losses recognized in earnings for the three-month periods ending March 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Beginning balance, January 1,	$1,939	$3,506
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Reductions for previous credit losses realized in securities liquidated during the period	(1,939)	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, March 31,	$-	$3,506

NOTE 4                                LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Commercial and agricultural:
Commercial and industrial	$144,681	$144,787
Agricultural	534	576
Commercial mortgages:
Construction	29,692	27,440
Commercial mortgages	367,175	345,707
Residential mortgages	196,396	195,997
Consumer loans:
Credit cards	1,583	1,756
Home equity lines and loans	95,827	95,905
Indirect consumer loans	170,853	164,846
Direct consumer loans	17,824	18,852
Total loans, net of deferred origination fees and costs, and unearned income	$1,024,565	$995,866
Interest receivable on loans	2,367	2,597
Total recorded investment in loans	$1,026,932	$998,463

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ending March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$-	$12,776
Charge Offs:	(55)	(44)	(7)	(467)	-	(573)
Recoveries:	92	38	-	183	-	313
Net recoveries (charge offs)	37	(6)	(7)	(284)	-	(260)
Provision	(71)	247	42	421	-	639
Ending balance	$1,945	$6,484	$1,552	$3,174	$-	$13,155

	Three Months Ended
	March 31, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,707	$4,428	$1,566	$2,706	$26	$10,433
Charge Offs:	(17)	-	(44)	(197)	-	(258)
Recoveries:	142	9	-	68	-	219
Net recoveries (charge-offs)	125	9	(44)	(129)	-	(39)
Provision	161	236	35	25	(26)	431
Ending balance	$1,993	$4,673	$1,557	$2,602	$-	$10,825

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$549	$192	$-	$3	$-	$744
Collectively evaluated for impairment	1,396	4,802	1,540	3,171	-	10,909
Loans acquired with deteriorated credit quality	-	1,490	12	-	-	1,502
Total ending allowance balance	$1,945	$6,484	$1,552	$3,174	$-	$13,155

	December 31, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$576	$466	$-	$4	$-	$1,046
Collectively evaluated for impairment	1,403	4,407	1,497	3,033	-	10,340
Loans acquired with deteriorated credit quality	-	1,370	20	-	-	1,390
Total ending allowance balance	$1,979	$6,243	$1,517	$3,037	$-	$12,776

	March 31, 2014
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,208	$9,544	$114	$129	$11,995	1,
Loans collectively evaluated for impairment	142,675	379,366	196,518	286,616	1,005,175
Loans acquired with deteriorated credit quality	655	8,841	266	-	9,762
Total ending loans balance	$145,538	$397,751	$196,898	$286,745	$1,026,932

	December 31, 2013
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,946	$10,703	$117	$131	$13,897
Loans collectively evaluated for impairment	142,108	354,636	196,147	281,979	974,870
Loans acquired with deteriorated credit quality	678	8,757	261	-	9,696
Total ending loans balance	$145,732	$374,096	$196,525	$282,110	$998,463

The following tables present loans individually evaluated for impairment recognized by class of loans as of March 31, 2014 and December 31, 2013, the average recorded investment and interest income recognized by class of loans as of the three-month periods ended March 31, 2014 and 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,398	$1,403	$-	$1,906	$1,909	$-
Commercial mortgages:
Construction	2,286	2,273	-	2,329	2,319	-
Commercial mortgages other	6,479	6,490	-	7,406	7,439	-
Residential mortgages	114	114	-	117	117	-
Consumer loans:
Home equity lines and loans	69	71	-	71	73	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	804	805	549	1,037	1,037	576
Commercial mortgages:
Commercial mortgages other	783	781	192	951	945	466
Consumer loans:
Home equity lines and loans	57	58	3	58	58	4
Total	$11,990	$11,995	$744	$13,875	$13,897	$1,046

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,656	$14	$1,458	$17
Commercial mortgages:
Construction	2,296	25	474	-
Commercial mortgages other	7,005	63	5,583	53
Residential mortgages	115	-	130	-
Consumer loans:
Home equity lines & loans	72	1	23	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	921	-	387	-
Commercial mortgages:
Commercial mortgages other	863	-	361	-
Consumer loans:
Home equity lines and loans	58	1	29	-
Direct consumer loans	-	-	8	-
Total	$12,986	$104	$8,453	$70
(1)	Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$142,750	$520	$-	$655	$1,078	$145,003
Agricultural	535	-	-	-	-	535
Commercial mortgages:
Construction	27,037	-	1,451	774	496	29,758
Commercial mortgages others	356,618	1,002	-	8,067	2,306	367,993
Residential mortgages	189,719	3,073	-	266	3,840	196,898
Consumer loans:
Credit cards	1,568	8	7	-	-	1,583
Home equity lines and loans	95,235	280	-	-	543	96,058
Indirect consumer loans	169,838	1,091	-	-	293	171,222
Direct consumer loans	17,822	49	-	-	11	17,882
Total	$1,001,122	$6,023	$1,458	$9,762	$8,567	$1,026,932
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2014.

December 31, 2013	Current	30-89 Days Past Due	90 Days or more Past Due and accruing		Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$143,100	$29	$-		$678	$1,348	$145,155
Agricultural	577	-	-		-	-	577
Commercial mortgages:
Construction	24,742	-	1,454		774	540	27,510
Commercial mortgages other	335,123	1,138	-		7,983	2,342	346,586
Residential mortgages	187,448	5,458	-	`	261	3,358	196,525
Consumer loans:
Credit cards	1,729	9	19		-	-	1,757
Home equity lines and loans	95,349	150	-		-	635	96,134
Indirect consumer loans	163,810	1,235	-		-	249	165,294
Direct consumer loans	18,830	50	-		-	45	18,925
Total	$970,708	$8,069	$1,473		$9,696	$8,517	$998,463
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

Troubled Debt Restructurings:

As of March 31, 2014 and December 31, 2013, the Corporation has a recorded investment in troubled debt restructurings of  $7.3 million and $7.9 million, respectively.  There were specific reserves of $0.2 million and $0.3 million allocated for troubled debt restructurings at March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014, troubled debt restructurings totaling $6.5 million were accruing interest under the modified terms and $0.8 million were on non-accrual status.  As of December 31, 2013, troubled debt restructurings totaling $6.8 million were accruing interest under the modified terms and $1.1 million were on non-accrual status.  The Corporation has not committed to lend additional amounts as of March 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.  The Corporation had committed additional amounts totaling up to $0.2 million as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than three months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands):

March 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$503	$503
Commercial mortgages:
Commercial mortgages	2	367	323
Total	3	$870	$826

March 31, 2013
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$431	$431
Consumer loans:
Home equity lines and loans	2	$104	104
Total	4	$535	$535

The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in less than $0.1 million in charge offs during the three months ended March 31, 2014.  The troubled debt restructurings described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge offs during the three months ended March 31, 2013.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the three months ending March 31, 2014 or March 31, 2013, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of March 31, 2014 and December 31, 2013, the risk category of the recorded investment of loans by class of loans is as follows (dollars in thousands):

	March 31, 2014
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial and industrial	$-	$134,207	$655	$6,068	$3,268	$805
Agricultural	-	535	-	-	-	-
Commercial mortgages:
Construction	-	25,101	774	3,061	822	-
Commercial mortgages other	-	333,719	8,067	16,394	9,753	60
Residential mortgages	192,792	-	266	-	3,840	-
Consumer loans:
Credit cards	1,583	-	-	-	-	-
Home equity lines and loans	95,439	-	-	-	619	-
Indirect consumer loans	170,920	-	-	-	302	-
Direct consumer loans	17,871	-	-	-	11	-
Total	$478,605	$493,562	$9,762	$25,523	$18,615	$865

	December 31, 2013
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial and industrial	$-	$133,615	$678	$5,117	$4,724	$1,021
Agricultural	-	577	-	-	-	-
Commercial mortgages:
Construction	-	23,087	774	2,783	866	-
Commercial mortgages other	-	313,956	7,983	13,611	11,036	-
Residential mortgages	192,995	-	261	-	3,269	-
Consumer loans
Credit cards	1,757	-	-	-	-	-
Home equity lines and loans	95,422	-	-	-	712	-
Indirect consumer loans	165,045	-	-	-	249	-
Direct consumer loans	18,880	-	-	-	45	-
Total	$474,099	$471,235	$9,696	$21,511	$20,901	$1,021

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,058	$1,576	$95,515	$170,929	$17,871
Non-Performing	3,840	7	543	293	11
Total	$196,898	$1,583	$96,058	$171,222	$17,882

	December 31, 2013
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,167	$1,738	$95,499	$165,045	$18,880
Non-Performing	3,358	19	635	249	45
	$196,525	$1,757	$96,134	$165,294	$18,925

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2014 to March 31, 2014 (dollars in thousands):

	Balance at December 31, 2013	Income Accretion	All Other Adjustments	Balance at March 31, 2014
Contractually required principal and interest	$11,230	$-	$(157)	$11,073
Contractual cash flows not expected to be collected (nonaccretable discount)	(543)	-	108	(435)
Cash flows expected to be collected	10,687	-	(49)	10,638
Interest component of expected cash flows (accretable yield)	(991)	199	(84)	(876)
Fair value of loans acquired with deteriorating credit quality	$9,696	$199	$(133)	$9,762

NOTE 5                                FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurement at March 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$182,970	$31,258	$151,712	$-
Mortgage-backed securities, residential	101,137	-	101,137	-
Collateralized mortgage obligations	789	-	789	-
Obligations of states and political subdivisions	38,345	-	38,345	-
Corporate bonds and notes	2,926	-	2,926	-
SBA loan pools	1,438	-	1,438	-
Trust Preferred securities	2,037	-	2,037	-
Corporate stocks	7,492	7,075	417	-
Total available for sale securities	$337,134	$38,333	$298,801	$-

Trading assets	$413	$413	$-	$-

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$188,106	$31,262	$156,844	$-
Mortgage-backed securities, residential	104,356	-	104,356	-
Collateralized mortgage obligations	1,015	-	1,015	-
Obligations of states and political subdivisions	38,376	-	38,376	-
Corporate bonds and notes	2,946	-	2,946	-
SBA loan pools	1,488	-	1,488	-
Trust Preferred securities	2,034	-	2,034	-
Corporate stocks	7,695	7,279	416	-
Total available for sale securities	$346,016	$38,541	$307,475	$-

Trading assets	$366	$366	$-	$-

There were no transfers between Level 1 and Level 2 during the three-month period ending March 31, 2014 or the year ending December, 31, 2013.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurement at March 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$255	$-	$-	$255
Commercial mortgages:
Other	591	-	-	591
Consumer loans:
Home equity lines and loans	54	-	-	54
Total Impaired Loans	$900	$-	$-	$900

Other real estate owned:
Commercial mortgages:
Commercial mortgages other	$176	$-	$-	$176
Consumer loans:
Home equity lines and loans	65	-	-	65
Total Other Real Estate Owned, net	$241	$-	$-	$241

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$460	$-	$-	$460
Commercial mortgages:
Commercial mortgages other	485	-	-	485
Consumer loans:
Home equity lines and loans	54	-	-	54
Total Impaired Loans	$999	$-	$-	$999

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101	$-	$-	$101
Commercial mortgages:
Commercial mortgages other	266	-	-	266
Residential mortgages	106	-	-	106
Consumer loans:
Home equity lines and loans	65	-	-	65
Total Other Real Estate Owned, net	$538	$-	$-	$538

The following table presents information related to Level 3 non-recurring fair value measurement at March 31, 2014 and December 31, 2013 (dollars in thousands):

Description	Fair Value at March 31, 2014	Technique	Unobservable Inputs
Impaired loans	$900	Third party appraisals	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$241	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2013	Technique	Unobservable Inputs
Impaired loans	$999	Third party appraisals	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$538	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.6 million with a valuation allowance of $0.7 million as of March 31, 2014, resulting in $0.3 million decrease in the provision for loan losses for the three-month period ended March 31, 2014.  Impaired loans had a principal balance of $2.0 million, with a valuation allowance of $1.0 million as of December 31, 2013, resulting in an increase of $0.9 million in the provision for loan losses for the year ending December 31, 2013.

OREO, which is measured by the lower of cost or fair value less costs to sell, had a net carrying amount of $0.2 million with no valuation allowance  at March 31, 2014.  There were no write downs for the three–month period ending March 31, 2014.  OREO had a net carrying amount of $0.5 million at December 31, 2013.  The net carrying amount reflects the outstanding balance of $0.7 million, net of a valuation allowance of $0.2 million, at December 31, 2013, which resulted in an immaterial write down for the year ending December 31, 2013.

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2014 and December 31, 2013, are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2014 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$34,478	$34,478	$-	$-	$34,478
Interest-bearing deposits in other financial institutions	22,670	22,670	-	-	22,670
Trading assets	413	413	-	-	413
Securities available for sale	337,134	38,333	298,801	-	337,134
Securities held to maturity	6,126	-	6,532	-	6,532
FHLBNY and FRBNY stock	4,482	-	-	-	N/A
Loans, net	1,011,410	-	-	1,037,728	1,037,728
Loans held for sale	75	-	75	-	75
Accrued interest receivable	4,436	361	1,747	2,328	4,436
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,056,021	$1,056,021	$-	$-	$1,056,021
Time deposits	235,869	-	236,679	-	236,679
Securities sold under agreements to repurchase	30,646	-	31,773	-	31,773
FHLBNY term advances	25,189	-	26,142	-	26,142
Accrued interest payable	290	13	131	146	290

(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Fair Value Measurements at December 31, 2013 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$31,600	$31,600	$-	$-	$31,600
Interest-bearing deposits in other financial institutions	20,009	20,009	-	-	20,009
Trading assets	366	366	-	-	366
Securities available for sale	346,016	38,541	307,475	-	346,016
Securities held to maturity	6,495	-	6,930	-	6,930
FHLBNY and FRBNY stock	4,482	-	-	-	N/A
Loans, net	983,090	-	-	1,008,826	1,008,826
Loans held for sale	695	-	695	-	695
Accrued interest receivable	4,166	145	1,468	2,553	4,166
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,021,764	$1,021,764	$-	$-	$1,021,764
Time deposits	244,492	-	245,482	-	245,482
Securities sold under agreements to repurchase	32,701	-	33,636	-	33,636
FHLBNY term advances	25,243	-	26,064	-	26,064
Accrued interest payable	336	15	170	151	336

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

The methods and assumptions used to estimate fair value are described as follows:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in 90 days or less, the carrying value approximates fair value of which non interest-bearing deposits are classified as Level 1 and interest-bearing deposits with the FHLBNY and FRBNY are classified as Level 1.

FHLBNY and FRBNY Stock

It is not practicable to determine the fair value of FHLBNY and FRBNY stock due to restrictions placed on its transferability.

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

FHLBNY Term Advances

These instruments bear a stated rate of interest to maturity and, therefore, the fair value is based on discounted cash flows to maturity and classified as Level 2.

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at March 31, 2014 and December 31, 2013.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

NOTE 6                                GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ending March 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Beginning of year	$21,824	$21,824
Acquired goodwill	-	-
Ending balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2014 and December 31, 2013 (dollars in thousands):

	At March 31, 2014		At December 31, 2013
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$2,589	$5,975	$2,338
Other customer relationship intangibles	5,633	2,986	6,063	3,323
Total	$11,608	$5,575	$12,038	$5,661

Aggregate amortization expense was $0.3 million and $0.2 million for the three-month periods ended March 31, 2014 and 2013, respectively.

The remaining estimated aggregate amortization expense at March 31, 2014 is listed below (dollars in thousands):

Year	Estimated Expense
2014	$967
2015	1,136
2016	986
2017	859
2018	734
2019 and thereafter	1,351
Total	$6,033

NOTE 7                                ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (dollars in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2013	$6,043	$(5,888)	$155
Other comprehensive income before Reclassification	544	-	544
Amounts reclassified from accumulated other comprehensive income	-	88	88
Net current period other comprehensive loss	544	88	632
Balance at March 31, 2014	$6,587	$(5,800)	$787

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2012	$8,023	$(10,830)	$(2,807)
Other comprehensive income before Reclassification	(43)	-	(43)
Amounts reclassified from accumulated other comprehensive income	-	227	227
Net current period other comprehensive loss	(43)	227	184
Balance at March 31, 2013	$7,980	$(10,603)	$(2,623)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than- temporary gains (losses) realized in income	$-	$-
Realized gains on securities available for sale	-	-	Net gains on securities transactions
Tax effect	-	-	Income tax expense
Net of tax	-	-
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	22	21	Pension and other employee benefits
Actuarial losses (a)	(165)	(390)	Pension and other employee benefits
Tax effect	55	142	Income tax expense
Net of tax	(88)	(227)
Total reclassification for the period, net of tax	$(88)	$(227)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 9 for additional information).

NOTE 8                                COMMITMENTS AND CONTINGENCIES

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

The Bank is a party in two legal proceedings involving its Wealth Management Group. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate’s Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts’ investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee’s commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate’s Court. While the outcome of litigation is not predictable the Bank believes that the claims are without merit and is vigorously defending them.  As of March 31, 2014, no amount has been accrued for potential losses related to these proceedings as a potential loss is not considered probable or reasonably estimable in the opinion of management.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIOD BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (dollars in thousands):

	Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Qualified Pension
Service cost, benefits earned during the period	$271	$349
Interest cost on projected benefit obligation	435	409
Expected return on plan assets	(793)	(727)
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	2	3
Amortization of unrecognized net loss	160	380
Net periodic pension expense	$75	$414

Supplemental Pension
Service cost, benefits earned during the period	$10	$10
Interest cost on projected benefit obligation	13	11
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized net loss	5	8
Net periodic supplemental pension expense	$28	$29

Postretirement, Medical and Life
Service cost, benefits earned during the period	$11	$11
Interest cost on projected benefit obligation	18	15
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	(24)	(24)
Amortization of unrecognized net loss	-	1
Net periodic postretirement, medical and life expense	$5	$3

NOTE 10                      SEGMENT REPORTING

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

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments (dollars in thousands).

	Three Months Ended March 31, 2014
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$12,030	$-	$3	$12,033
Provision for loan losses	639	-	-	639
Net interest income after provision for loan losses	11,391	-	3	11,394
Other operating income	2,888	1,883	193	4,964
Other operating expenses	11,812	1,318	213	13,343
Income before income tax expense	2,467	565	(17)	3,015
Income tax expense (benefit)	758	217	(24)	951
Segment net income	$1,709	$348	$7	$2,064

Segment assets	$1,490,857	$4,878	$1,796	$1,497,531

	Three Months Ended March 31, 2013
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,715	$-	$2	$11,717
Provision for loan losses	431	-	-	431
Net interest income after provision for loan losses	11,284	-	2	11,286
Other operating income	1,995	1,750	277	4,022
Other operating expenses	9,931	1,534	260	11,725
Income before income tax expense	3,348	216	19	3,583
Income tax expense	1,081	83	7	1,171
Segment net income	$2,267	$133	$12	$2,412

Segment assets	$1,272,340	$5,118	$2,514	$1,279,972

NOTE 11                      STOCK COMPENSATION

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

During January 2014 and 2013, 8,385 and 7,969 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $56 thousand and $68 thousand related to this compensation was recognized during the three month periods ending March 31, 2014 and March 31, 2013, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity from December 31, 2013 to March 31, 2014 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2013	20,639	$27.17
Granted	990	30.33
Vested	(215)	23.18
Forfeited or Cancelled	-	-
Nonvested at March 31, 2014	21,414	$27.36

As of March 31, 2014, there was $543 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.95 years.  The total fair value of shares vested during the three months ended March 31, 2014 was $6 thousand.

Item 2:                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation for the three month periods ended March 31, 2014 and 2013.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2013 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2014, for an understanding of the following discussion and analysis.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the  PSLRA.  Forward-looking statements are not historical in nature, but instead are based on our assumptions, estimates and projections about future events and trends.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements.  These statements can sometimes be identified by the Corporation's use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend.”  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends.  Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2013 Annual Report on Form 10-K.  These filings are available publicly on the SEC's web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746.  Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The Corporation  is a bank holding company and a financial holding company  registered with the Federal Reserve.  The Bank is a New York charted commercial bank established in 1833 and is a wholly owned subsidiary of the Corporation.  Through the Bank and CFS Group, Inc., its wholly owned financial services subsidiary, the Corporation provides a wide range of  services, including demand, savings and time deposits; commercial, residential and consumer loans and letter of credit; wealth management services, employee benefit plans and securities and insurance brokerage services.  The Bank relies substantially on a foundation of locally generated deposits.

 The Corporation does not engage in any material operations apart from its ownership on the Bank and CFS Group, Inc.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, Wealth Management Group fee income and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

Three Months Ended March 31, 2014 Highlights

•	Net income for the first quarter of 2014 was $2.1 million, or $0.44 per share, compared with $2.4 million, or $0.52 per share, for the same quarter in the prior year.

•
Net interest margin (fully taxable equivalent) for the first quarter of 2014 was 3.58%, compared with 3.72% for the preceding quarter and 4.14% for the same quarter in the prior year.  Average interest-earning assets increased $215.0 million year-over-year, due to the fourth quarter 2013 Bank of America branch acquisition in addition to organic growth.

•
Total loans increased $28.7 million, or 2.9%, from $995.9 million at December 31, 2013 to $1.025 billion at March 31, 2014.  This increase was attributable to growth of $23.6 million, or 4.5%, in commercial loans.

•	Non-performing assets to total assets ratio was 0.59% at March 31, 2014 compared with 0.61% at December 31, 2013.

•
Book value per share was $30.03 at March 31, 2014 compared with $29.67 at December 31, 2013, an increase of $0.36, or 1.2%.  Tangible book value per share was $24.08 at March 31, 2014 compared with $23.63 at December 31, 2013, an increase of $0.45, or 1.9%.

•	Dividends declared during the quarter ended March 31, 2014 were $0.26 per share, level with the prior year.

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

Financial Condition

Summary

Consolidated assets at March 31, 2014 totaled $1.498 billion, an increase of $21.4 million, or 1.4%, since December 31, 2013.  The growth was due primarily to increases of $28.7 million, or 2.9%, in total portfolio loans and $5.5 million in cash and cash equivalents, partially offset by a decrease of $9.3 million in investment securities.  The increase in portfolio loans was due to strong growth of $23.6 million in commercial loans and $4.7 million in consumer loans.

Total liabilities increased $19.4 million to $1.357 billion at March 31, 2014, due primarily to an increase of $25.6 million in deposits, partially offset by decreases of $4.1 million in other liabilities and $2.1 million in securities sold under agreement to repurchase.  The increase was due primarily to growth in public deposits.

Total shareholders’ equity was $140.5 million at March 31, 2014, an increase of $1.9 million from December 31, 2013, due primarily to the Corporation’s net income of $2.1 million and an increase of $0.6 million in accumulated other comprehensive income, partially offset by declared dividends of $1.2 million.

The market value of total assets under management or administration in the Corporation’s Wealth Management Group was $1.923 billion at March 31, 2014 compared with $1.888 billion at December 31, 2013.

Cash and Cash Equivalents

Total cash and cash equivalents increased since December 31, 2013, due primarily to increases of $2.9 million in cash and due from financial institutions and $2.7 million in interest-bearing deposits in other financial institutions.  The increases were due to normal fluctuations in Bank activities.  The Corporation continues to evaluate alternative investment of these funds with caution, given the low interest rate environment.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in Table 1 as follows (in thousands of dollars):

	TABLE 1. SECURITIES AVAILABLE FOR SALE
	March 31, 2014			December 31, 2013
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$181,676	$182,970	$1,294	$187,098	$188,106	$1,008
Mortgage-backed securities, residential	99,974	101,137	1,163	104,069	104,356	287
Collateralized mortgage obligations	777	789	12	1,001	1,015	14
Obligations of states and political subdivisions	37,368	38,345	977	37,339	38,376	1,037
Corporate bonds and notes	2,869	2,926	57	2,879	2,946	67
SBA loan pools	1,426	1,438	12	1,471	1,488	17
Trust preferred securities	1,900	2,037	137	1,898	2,034	136
Corporate stocks	443	7,492	7,049	444	7,695	7,251

Totals	$326,433	$337,134	$10,701	$336,199	$346,016	$9,817

The available for sale segment of the securities portfolio totaled $337.1 million at March 31, 2014, a decrease of $8.9 million, or 2.6%, from $346.0 million at December 31, 2013.  The decrease resulted primarily from sales and calls of $5.0 million, and maturities and principal collected of $5.0 million, partially offset by purchases of $0.9 million.  The decrease in securities was used to help fund the growth in the loan portfolio.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $6.1 million at March 31, 2014, a net decrease of $0.4 million due primarily to maturities and principal collected, from December 31, 2013.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

Table 2 shows the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2013 to March 31, 2014 (in thousands of dollars):

	TABLE 2. LOANS
	March 31, 2014	December 31, 2013	Dollar Change	Percent Change
Commercial and agricultural:	$145,215	$145,363	$(148)	-0.1%
Commercial mortgages	396,867	373,147	23,720	6.4%
Residential mortgages	196,396	195,997	399	0.2%
Indirect consumer loans	170,853	164,846	6,007	3.6%
Consumer loans	115,234	116,513	(1,279)	-1.1%
Loans, net	$1,024,565	$995,866	$28,699	2.9%

Portfolio loans totaled $1.025 billion at March 31, 2014, an increase of $28.7 million, or 2.9%, from $995.9 million at December 31, 2013.  The increase in portfolio loans was due to strong growth of $23.7 million, or 6.4% in commercial mortgages and $6.0 million in indirect consumer loans.  The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.  The growth in indirect consumer loans was a result of the Corporation’s plan to extend into 2014 its loan program with reduced pricing on high quality indirect auto loans.

Residential mortgage loans totaled $196.4 million at March 31, 2014, an increase of $0.4 million, or 0.2%, from December 31, 2013.  In addition, during the three months ended March 31, 2014, $1.7 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.1 million in residential mortgages were sold to the State of New York Mortgage Agency.  During the twelve months ended December 31, 2013, $18.8 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.7 million of residential mortgages sold to the State of New York Mortgage Agency.

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

Table 3 summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands of dollars):

	TABLE 3. NON-PERFORMING ASSETS
	March 31, 2014	December 31, 2013
Non-accrual loans	$7,780	$7,456
Non-accrual troubled debt restructurings	787	1,061
Total non-performing loans	$8,567	$8,517
Other real estate owned	241	538
Total non-performing assets	$8,808	$9,055

Ratio of non-performing loans to total loans	0.84%	0.86%
Ratio of non-performing assets to total assets	0.59%	0.61%
Ratio of allowance for loan losses to non-performing loans	153.55%	150.01%

Accruing loans past due 90 days or more (1)	$1,458	$1,473
Accruing troubled debt restructurings (1)	$6,462	$6,831
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

The recorded investment in non-performing loans at March 30, 2014 totaled $8.6 million compared to $8.5 million at December 31, 2013, an increase of $0.1 million.  The increase in non-performing loans was due primarily to an increase of $0.5 million in non-accrual residential mortgages, partially offset by decreases of $0.3 million in non-accrual commercial and industrial loans and $0.1 million in non-accrual consumer loans.

The recorded investment in accruing loans past due 90 days or more totaled $1.5 million at March 31, 2014, level with December 31, 2013.

Not included in non-performing loan totals are $9.8 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of March 31, 2014, the Corporation had $0.8 million of non-accrual TDRs compared with $1.1 million as of December 31, 2013.  As of March 31, 2014, the Corporation had $6.5 million of accruing TDRs compared with $6.8 million as of December 31, 2013.  The decrease in total TDRs was primarily in the commercial loan segment of the loan portfolio.

Impaired Loans

Impaired loans at March 31, 2014 totaled $12.0 million, including TDRs of $7.3 million, compared to $13.9 million at December 31, 2013, including TDRs of $7.9 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to decreases of $1.2 million in commercial mortgages and $0.7 million in commercial and industrial loans.  Included in the impaired loan total at March 31, 2014, are loans totaling $1.6 million for which impairment allowances of $0.7 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2013, the impaired loan total included $2.0 million of loans for which specific impairment allowances of $1.0 million were allocated to the allowance for loan losses.  The decrease in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to a decrease in impaired commercial loans.

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

The allowance for loan losses was $13.2 million at March 31, 2014, up from $12.8 million at December 31, 2013.  The ratio of allowance for loan losses to total loans was 1.28% at March 31, 2014, level with December 31, 2013.  The increase in the allowance for loan losses was due primarily to loan portfolio growth, and allowances for the growth after consideration of the factors discussed above, and higher net charge-offs.  Net charge-offs for the three months ended March 31, 2014 were $0.3 million compared with less than $0.1 million for the prior year.  The increase in net charge-offs was primarily in the consumer loan portfolio.

Table 4 summarizes the Corporation’s loan loss experience for the three months ended March 31, 2014 and 2013 (in thousands of dollars, except ratio data):

TABLE 4. SUMMARY OF LOAN LOSS EXPERIENCE

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$12,776	$10,433
Charge-offs:
Commercial and agricultural	55	17
Commercial mortgages	44	-
Residential mortgages	7	44
Consumer loans	467	197
Total charge-offs	573	258
Recoveries:
Commercial and agricultural	92	142
Commercial mortgages	38	9
Consumer loans	183	68
Total recoveries	313	219
Net charge-offs	260	39
Provision charged to operations	639	431
Balance at end of period	$13,155	$10,825

Ratio of net charge-offs to average loans outstanding	0.10%	0.02%

Ratio of allowance for loan losses to total loans outstanding	1.28%	1.17%

Deposits

Table 5 shows the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2013 to March 31, 2014 (in thousands of dollars):

	TABLE 5. DEPOSITS
	March 31, 2014	December 31, 2013	Dollar Change	Percent Change
Non-interest-bearing demand deposits	$354,727	$351,222	$3,505	1.0%
Interest-bearing demand deposits	114,507	114,679	(172)	-0.1%
Insured money market accounts	387,912	361,095	26,817	7.4%
Savings deposits	198,876	194,768	4,108	2.1%
Time deposits	235,868	244,492	(8,624)	-3.5%
Total	$1,291,890	$1,266,256	$25,634	2.0%

Deposits totaled $1.292 billion at March 31, 2014, compared with $1.266 billion at December 31, 2013, an increase of $25.6 million, or 2.0%.  The increase was due primarily to growth in public deposits.  At March 31, 2014, demand deposit and money market accounts comprised 66.3% of total deposits compared with 65.3% at December 31, 2013.  Sorted by public, commercial and consumer sources, the growth in deposits was due to increases of $29.7 million in public funds and $7.8 million in consumer accounts, partially offset by a decrease of $11.9 million in commercial accounts.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) program.  The CDARS program involves a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Deposits obtained through brokers were $3.9 million at March 31, 2014 compared with $5.0 million as of December 31, 2013.  Deposits obtained through the CDARS program were $47.0 million at March 31, 2014 compared with $35.7 million as of December 31, 2013.  The increase in CDARS deposits was due to the Corporation offering the CDARS program to local municipalities.

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

Borrowings

FHLB term advances were $25.2 million at March 31, 2014, level with December 31, 2013.  Securities sold under agreements to repurchase decreased $2.1 million from $32.7 million at December 31, 2013 to $30.6 million at March 31, 2014.  The decrease in securities sold under agreements to repurchase was related to normal fluctuations in client accounts.

Shareholders’ Equity

Total shareholders’ equity was $140.5 million at March 31, 2014 compared with $138.6 million at December 31, 2013.  The increase was due primarily to the Corporation’s net income of $2.1 million and an increase of $0.6 million in accumulated other comprehensive income, partially offset by declared dividends of $1.2 million.  The total shareholders’ equity to total assets ratio was 9.38% at March 31, 2014 compared with 9.39% at December 31, 2013.  The tangible equity to tangible assets ratio was 7.67% at March 31, 2014 compared with 7.62% at December 31, 2013.  Book value per share increased to $30.03 at March 31, 2014 from $29.67 at December 31, 2013.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of March 31, 2014, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $103.7 million and $73.1 million at March 31, 2014 and December 31, 2013, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2014, cash and cash equivalents increased $5.5 million.  The major sources of cash during the three months ended March 31, 2014 included $2.6 million provided by operating activities, $10.7 million in proceeds from sales, maturities, calls and principal reductions on securities and $25.6 million in organic deposit growth.  These proceeds were used primarily to fund purchases of securities totaling $1.1 million, a $29.0 million net increase in loans and payment of cash dividends in the amount of $1.2 million.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Net Income

Net income for the three months ended March 31, 2014 was $2.1 million, a decrease of $0.3 million, or 14.4%, compared with $2.4 million for the three months ended March 31, 2013.  Earnings per share for the three months ended March 31, 2014 was $0.44 compared with $0.52 for the three months ended March 31, 2013.  Return on average assets and return on average equity for the three months ended March 31, 2014 were 0.56% and 5.93%, respectively, compared with 0.77% and 7.37%, respectively, for the same period in the prior year.

The decrease in net income for the three months ended March 31, 2014 was due primarily to increases of $1.6 million in non-interest expense and $0.2 million in the provision for loan losses.  These items were partially offset by increases of $0.3 million in net interest income and $0.9 million in non-interest income, and a reduction of $0.2 million in income taxes.

Net Interest Income

Net interest income, which is the difference between the income we receive on interest-earning assets, such as loans and securities and the interest we pay on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended March 31, 2014 totaled $12.0 million, an increase of $0.3 million, or 2.7%, compared with $11.7 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.58% for the three months ended March 31, 2014 compared with 4.14% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $215.0 million in interest-earning assets related to the branch acquisition in the fourth quarter of 2013.  The decline in net interest margin was due in part to a 65 basis point decrease in the yield on interest-earning assets, partially offset by a 12 basis point decline in the cost of funds and the increase in interest-earning assets.  The decrease in yield on interest-earning assets was attributable to a 55 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Average Consolidated Balance Sheet and Interest Analysis

Table 6 sets forth certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three month periods ended March 31, 2014 and 2013.  Table 6 also reflects the average yield on assets and average cost of liabilities for the three month periods ended March 31, 2014 and 2013.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

TABLE 6. AVERAGE BALANCES AND YIELDS
Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential
(in thousands of dollars)	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$1,007,415	$11,199	4.51%	$909,166	$11,337	5.06%
Taxable securities	301,507	1,525	2.05%	198,012	1,151	2.36%
Tax-exempt securities	42,857	386	3.65%	46,708	445	3.87%
Interest-bearing deposits	29,825	19	0.25%	12,704	8	0.25%
Total earning assets	1,381,604	13,129	3.85%	1,166,590	12,941	4.50%

Non-earning assets:
Cash and due from banks	27,353			24,327
Premises and equipment, net	29,781			25,495
Other assets	51,687			47,502
Allowance for loan losses	(12,881)			(10,559)
AFS valuation allowance	11,033			13,024
Total	$1,488,577			$1,266,379

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$126,500	25	0.08%	$103,752	27	0.10%
Savings and insured money market deposits	569,504	229	0.16%	434,671	199	0.19%
Time deposits	238,874	268	0.46%	233,565	398	0.69%
FHLB advances and securities sold under agreements to repurchase	55,611	399	2.91%	59,204	407	2.79%
Total interest-bearing liabilities	990,489	921	0.38%	831,192	1,031	0.50%

Non-interest-bearing liabilities:
Demand deposits	348,039			293,920
Other liabilities	8,988			8,484
Total liabilities	1,347,516			1,133,596
Shareholders' equity	141,061			132,783
Total	$1,488,577			$1,266,379
Fully taxable equivalent net interest income		12,208			11,910
Net interest rate spread(1)			3.47%			4.00%
Net interest margin, fully taxable equivalent (2)			3.58%			4.14%
Taxable equivalent adjustment		175			193
Net interest income		$12,033			$11,717

(1)  Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average earning assets.

Changes Due to Volume and Rate

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  Table 7 illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three month periods ended March 31, 2014 and 2013.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average earning assets include non-accrual loans and taxable equivalent adjustments were made.

TABLE 7. RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

(in thousands of dollars)	Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
	Increase/(Decrease)
	Total	Due to	Due to
	Change	Volume	Rate
Interest and dividends earned on:
Loans	$(138)	$1,159	$(1,297)
Taxable investment securities	374	539	(165)
Tax-exempt investment securities	(59)	(36)	(23)
Interest-bearing deposits	11	11	-
Total earning assets	188	1,673	(1,485)

Interest paid on:
Interest-bearing demand deposits	(2)	5	(7)
Savings and insured money market deposits	30	56	(26)
Time deposits	(130)	9	(139)
FHLB advances and securities sold under agreements to repurchase	(8)	(26)	18
Total interest-bearing liablilities	(110)	44	(154)
Net interest income	$298	$1,629	$(1,331)

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2014 totaled $0.6 million compared with $0.4 million for the three months ended March 31, 2013.  The increase in the allowance for loan losses was due primarily to loan portfolio growth and higher net charge-offs.

Non-Interest Income

Non-interest income for the three months ended March 31, 2014 totaled $5.0 million, an increase of $1.0 million, or 23.4%, compared with $4.0 million for the same period in the prior year.  The increase was due primarily to a gain of $0.5 million from the liquidation of the Corporation’s investment in a pool of trust preferred securities and increases of $0.3 million in service charges on deposit accounts attributable to branches acquired in the fourth quarter of 2013, and $0.1 million in Wealth Management fee income.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2014 totaled $13.3 million, an increase of $1.6 million, or 13.8%, compared with $11.7 million for the same period in the prior year.  The increase was due primarily to increases of $0.4 million in occupancy expense, $0.4 million in data processing costs and $0.3 million in salaries and wages.  These increases were attributable to the branches acquired in the fourth quarter of 2013.

Income Taxes

Income tax expense for the three months ended March 31, 2014 totaled $1.0 million, a decrease of $0.2 million, compared with $1.2 million for the same period in the prior year.  Income tax expense reflects an effective tax rate of 31.5% for the three months ended March 31, 2014 compared with 32.7% for the same period in the prior year.  The decrease in the effective tax rate was due primarily to lower pre-tax income and an increase in the relative percentage of tax exempt income to pre-tax income.

ITEM 3:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At March 31, 2014, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 11.52% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 8.62%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.97% and 12.95%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At March 31, 2014, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 8.73% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.84%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 4.15% and 6.20%, respectively.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the three months ended March 31, 2014.

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

The Corporation monitors its loan portfolio carefully.  The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer (non-voting member) Chief Administrative and Risk Officer (non-voting member), business client division manager, retail client division manager, commercial loan manager, consumer loan manager, mortgage loan manager, and the President and commercial loan manager of the Capital Bank division, implements the Board-approved loan policy.

ITEM 4:                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2014 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are not effective as a result of the material weakness that existed in the Corporation’s internal control over financial reporting as previously described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Previously Identified Material Weakness

As of December 31, 2013 management concluded that its internal control over financial reporting was not effective because a material weakness existed in its internal control over the identification and evaluation of troubled debt restructurings.  The process surrounding the identification of troubled debt restructurings is to include the completion of a checklist which guides the identification process for all loans modified, renewed or extended which meet certain credit grade and principal balance criteria.  A key control to identify all loans which may be subject to a checklist has been implemented and will be tested for effectiveness during 2014.

In response to the material weakness, during the quarter ended March 31, 2014, the Corporation improved its process of identifying and evaluating trouble debt restructurings in order to remediate the material weakness.  The Corporation has provided additional guidance and strengthened processes regarding the identification and evaluation of trouble debt restructurings, within our loan underwriting and credit administration functions, and provided additional training to our loan underwriting and credit administration staff.  Additionally, the Corporation’s internal audit personnel will be sampling and testing transactions related to troubled debt restructurings as a part of the Corporation’s internal audit plan for 2014.

The remediation of the material weakness described above is ongoing.  Management believes that its efforts, when fully implemented, will be effective in remediating the material weakness by the end of the second quarter of 2014.  In addition, management will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for 2014.  Management remains committed to a strong internal control environment.

Except for the material weakness noted above, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.				OTHER INFORMATION
ITEM 1.				LEGAL PROCEEDINGS
For information related to this item, please see Note 8 to the Corporation’s financial statements included herein.

ITEM 1A.				RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014.

ITEM 2.				Unregistered Sales of Equity Securities and Use of Proceeds
(c)				Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/14-1/31/14	-	$-	-	121,906
2/1/14-2/28/14	-	$-	-	121,906
3/1/14-3/31/14	-	$-	-	121,906
Quarter ended 3/31/14	-	$-	-	121,906

(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock.  Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management.  As of March 31, 2014, a total of 3,094 shares had been purchased under this plan.

ITEM 3.				DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
Not applicable

ITEM 6.	EXHIBITS
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

CHEMUNG FINANCIAL CORPORATION

DATED: May 9, 2014	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: May 9, 2014	By: /s/ Karl F. Krebs
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