Form 10-Q
period 2014-06-30
CHEMUNG FINANCIAL CORP
filed 2014-08-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2014
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
YES:    X        NO____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]    Accelerated filer [X]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES:            NO:  X

The number of shares of the registrant's common stock, $.01 par value, outstanding on August 8, 2014 was 4,618,839.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS AND ABBREVIATIONS

To assist the reader the Corporation has provided the following list of commonly used acronyms and abbreviations included in the Notes to the Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

BANK	Chemung Canal Trust Company
CDO	Collateralized Debt Obligation
CORPORATION	Chemung Financial Corporation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
FREDDIE MAC	Federal Home Loan Mortgage Corporation
GAAP	U.S. generally accepted accounting principles
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
SEC	Securities and Exchange Commission
TDRs	Troubled debt restructurings

PART I. FINANCIAL INFORMATION Item 1: Financial Statements-Unaudited CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
UNAUDITED
(dollars in thousands, except per share data)	June 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$35,981	$31,600
Interest-bearing deposits in other financial institutions	30,301	20,009
Total cash and cash equivalents	66,282	51,609
Trading assets, at fair value	450	366
Securities available for sale, at estimated fair value	286,398	346,016
Securities held to maturity, estimated fair value of $5,632 at June 30, 2014 and $6,930 at December 31,2013	5,274	6,495
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,730	4,482
Loans, net of deferred origination fees and costs, and unearned income	1,084,353	995,866
Allowance for loan losses	(13,632)	(12,776)
Loans, net	1,070,721	983,090
Loans held for sale	914	695
Premises and equipment, net	29,938	30,039
Goodwill	21,824	21,824
Other intangible assets, net	5,708	6,377
Bank owned life insurance	2,725	2,796
Accrued interest receivable and other assets	20,917	22,354

Total assets	$1,515,881	$1,476,143

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$365,056	$351,222
Interest-bearing	943,372	915,034
Total deposits	1,308,428	1,266,256
Securities sold under agreements to repurchase	30,746	32,701
Federal Home Loan Bank term advances	24,136	25,243
Long term capital lease obligation	384	-
Dividends payable	1,201	1,195
Accrued interest payable and other liabilities	9,205	12,170
Total liabilities	1,374,100	1,337,565

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2014 and December 31, 2013	53	53
Additional-paid-in-capital	45,494	45,399
Retained earnings	112,624	111,031
Treasury stock, at cost (691,237 shares at June 30, 2014; 707,674 shares at December 31, 2013)	(17,640)	(18,060)
Accumulated other comprehensive income	1,250	155
Total shareholders' equity	141,781	138,578
Total liabilities and shareholders' equity	$1,515,881	$1,476,143
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(dollars and share amounts in thousands, except per share data)	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$22,617	$22,360	$11,449	$11,056
Taxable securities	2,768	2,117	1,264	986
Tax exempt securities	522	586	258	281
Interest-bearing deposits	43	18	25	10
Total interest and dividend income	25,950	25,081	12,996	12,333

Interest Expense
Deposits	1,040	1,219	517	595
Securities sold under agreements to repurchase	420	431	212	211
Borrowed funds	382	387	192	199
Total interest expense	1,842	2,037	921	1,005
Net interest income	24,108	23,044	12,075	11,328
Provision for loan losses	1,741	881	1,103	451
Net interest income after provision for loan losses	22,367	22,163	10,972	10,877

Other operating income:
Wealth management group fee income	3,872	3,635	1,989	1,885
Service charges on deposit accounts	2,582	2,155	1,350	1,186
Net gain on securities transactions	522	1	522	1
Net gain on sales of loans held for sale	125	291	83	179
Net (loss) gain on sales of other real estate owned	(44)	16	(14)	16
Income from bank owned life insurance	39	42	19	21
Other	3,274	2,357	1,457	1,187
Total other operating income	10,370	8,497	5,406	4,475

Other operating expense:
Salaries and wages	10,309	9,417	5,156	4,599
Pension and other employee benefits	2,838	2,789	1,479	1,365
Net occupancy expenses	3,452	2,701	1,659	1,339
Furniture and equipment expenses	1,345	1,086	715	567
Data processing expense	2,895	2,241	1,414	1,128
Professional services	643	525	421	214
Amortization of intangible assets	669	449	324	196
Marketing and advertising expenses	625	485	332	197
Other real estate owned expenses	132	62	45	27
FDIC insurance	543	419	274	203
Loan expense	295	335	146	192
Merger and acquisition related expenses	115	-	29	-
Other	3,062	2,607	1,585	1,364
Total operating expenses	26,923	23,116	13,579	11,391
Income before income tax expense	5,814	7,544	2,799	3,961
Income tax expense	1,820	2,478	869	1,306
Net Income	$3,994	$5,066	$1,930	$2,655
Weighted average shares outstanding	4,679	4,657	4,681	4,658
Basic and diluted earnings per share	$0.85	$1.09	$0.41	$0.57
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013

Net income	$3,994	$5,066	$1,930	$2,655

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	2,015	(3,305)	1,131	(3,235)
Reclassification adjustment gains realized in net income	(522)	(1)	(522)	(1)
Net unrealized gains (losses)	1,493	(3,306)	609	(3,236)
Tax effect	574	(1,271)	234	(1,244)
Net of tax amount	919	(2,035)	375	(1,992)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service costs	(44)	(41)	(22)	(21)
Reclassification adjustment for amortization of net actuarial loss	330	801	165	401
Total before tax effect	286	760	143	380
Tax effect	110	293	55	140
Net of tax amount	176	467	88	240

Total other comprehensive income (loss)	1,095	(1,568)	463	(1,752)

Comprehensive income	$5,089	$3,498	$2,393	$903

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)
(dollars in thousands except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2012	$53	$45,357	$107,078	$(18,566)	$(2,807)	$131,115
Net income	-	-	5,066	-	-	5,066
Other comprehensive income	-	-	-	-	(1,568)	(1,568)
Restricted stock awards	-	86	-	-	-	86
Restricted stock units for directors' deferred compensation plan	-	51	-	-	-	51
Cash dividends declared ($.52 per share)	-	-	(2,389)	-	-	(2,389)
Distribution of 7,969 shares of treasury stock for directors' compensation	-	14	-	203	-	217
Distribution of 4,116 shares of treasury stock for employee compensation	-	7	-	105	-	112
Distribution of 3,356 shares of treasury stock for deferred directors' compensation	-	(75)	-	86	-	11
Purchase of 3,094 shares of treasury stock	-	-	-	(93)	-	(93)
Sale of 2,369 shares of treasury stock	-	11	-	60	-	71
Balances at June 30, 2013	$53	$45,451	$109,755	$(18,205)	$(4,375)	$132,679

Balances at December 31, 2013	$53	$45,399	$111,031	$(18,060)	$155	$138,578
Net income	-	-	3,994	-	-	3,994
Other comprehensive income	-	-	-	-	1,095	1,095
Restricted stock awards	-	74	-	-	-	74
Restricted stock units for directors' deferred compensation plan	-	48	-	-	-	48
Distribution of 990 shares of treasury stock granted for employee restricted stock awards, net	-	(26)	-	26	-	-
Cash dividends declared ($.52 per share)	-	-	(2,401)	-	-	(2,401)
Distribution of 8,385 shares of treasury stock for directors' compensation	-	59	-	214	-	273
Distribution of 3,467 shares of treasury stock for deferred directors' compensation	-	(85)	-	88	-	3
Distribution of 3,595 shares of treasury stock for employee compensation	-	25	-	92	-	117
Balances at June 30, 2014	$53	$45,494	$112,624	$(17,640)	$1,250	$141,781

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)	SIX MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net income	$3,994	$5,066
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	669	449
Provision for loan losses	1,741	881
Depreciation and amortization of fixed assets	1,808	1,513
Amortization of premiums on securities, net	1,223	1,125
Gains on sales of loans held for sale, net	(125)	(291)
Proceeds from sales of loans held for sale	5,477	9,470
Loans originated and held for sale	(5,571)	(9,069)
Net gains on trading assets	(30)	(13)
Net gains on securities transactions	(522)	(1)
Proceeds from sales of trading assets	7	5
Purchase of trading assets	(61)	(32)
Net loss (gain) on sales of other real estate owned	44	(16)
Decrease (increase) in other assets	1,672	(1,422)
Decrease in prepaid FDIC assessment	-	1,970
Decrease in accrued interest payable	(46)	(48)
Expense related to restricted stock units for directors' deferred compensation plan	48	51
Expense related to employee stock compensation	117	112
Expense related to employee stock awards	74	86
(Decrease) increase in other liabilities	(3,041)	1,289
Proceeds from bank owned life insurance	110	-
Increase in bank owned life insurance	(39)	(42)
Net cash provided by operating activities	7,549	11,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	49,765	10,534
Proceeds from maturities and principal collected on securities available for sale	13,272	31,120
Proceeds from maturities and principal collected on securities held to maturity	1,813	3,908
Purchases of securities available for sale	(2,627)	(31,760)
Purchases of securities held to maturity	(592)	(4,730)
Purchase of FHLB and FRBNY stock	(293)	(2,930)
Redemption of FHLB and FRBNY stock	45	3,061
Purchases of premises and equipment	(1,707)	(998)
Proceeds from sales of other real estate owned	298	88
Net increase in loans	(89,949)	(40,611)
Net cash used by investing activities	(29,975)	(32,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	61,148	21,959
Net decrease in time deposits	(18,976)	(11,725)
Net decrease in securities sold under agreements to repurchase	(1,955)	(2,143)
Repayments of FHLB long term advances	(1,107)	(1,124)
Increase in long term capital lease obligation	384	-
Purchase of treasury stock	-	(93)
Sale of treasury stock	-	71
Cash dividends paid	(2,395)	(1,194)
Net cash provided by financing activities	37,099	5,751
Net increase (decrease) in cash and cash equivalents	14,673	(15,484)
Cash and cash equivalents, beginning of period	51,609	40,241
Cash and cash equivalents, end of period	$66,282	$24,757

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,888	$2,085
Income taxes	$1,246	$2,591
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$578	$95
Dividends declared, not yet paid	$1,201	$1,195
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Corporation, through its wholly owned subsidiaries, the Bank and CFS Group, Inc., provides a wide range of banking, financing, fiduciary and other financial services to its clients.  The Corporation and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

In May 2014, the FASB issued ASU 2014-09, an amendment to Revenue from Contracts with Customers (Topic 606).  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Corporation will adopt all provisions of this ASU as of January 1, 2017. We are currently evaluating the potential impact on our consolidated financial statements.

In June 2014 the FASB issued ASU 2014-11, an amendment to Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures.  The objective of this ASU is to improve consistency in reporting repurchase transactions as secured borrowings and providing additional information of the collateral pledged. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation will adopt all provisions of this ASU as of January 1, 2015.  We are currently evaluating the potential impact on our consolidated financial statements.

NOTE 2                                        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors' restricted stock units and directors' stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.    Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,679 and 4,657 weighted average shares outstanding for the six-month periods ended June 30, 2014 and 2013, respectively.  Earnings per share were computed by dividing net income by 4,681 and 4,658 weighted average shares outstanding for the three-month periods ended June 30, 2014 and 2013, respectively.  There were no dilutive common stock equivalents during the three or six-month periods ended June 30, 2014 or 2013.

NOTE 3                                        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$166,253	$1,789	$96	$167,946
Mortgage-backed securities, residential	66,933	1,007	16	67,924
Collateralized mortgage obligations	606	8	-	614
Obligations of states and political subdivisions	34,958	1,016	27	35,947
Corporate bonds and notes	2,610	50	5	2,655
SBA loan pools	1,383	16	1	1,398
Trust Preferred securities	1,902	132	-	2,034
Corporate stocks	443	7,439	2	7,880
Total	$275,088	$11,457	$147	$286,398

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$187,098	$1,915	$907	$188,106
Mortgage-backed securities, residential	104,069	1,036	749	104,356
Collateralized mortgage obligations	1,001	14	-	1,015
Obligations of states and political subdivisions	37,339	1,059	22	38,376
Corporate bonds and notes	2,879	76	9	2,946
SBA loan pools	1,471	17	-	1,488
Trust preferred securities	1,898	136	-	2,034
Corporate stocks	444	7,253	2	7,695
Total	$336,199	$11,506	$1,689	$346,016

Amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,503	$355	$-	$4,858
Time deposits with other financial institutions	771	3	-	774
Total	$5,274	$358	$-	$5,632

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,472	$419	$-	$5,891
Time deposits with other financial institutions	1,023	16	-	1,039
Total	$6,495	$435	$-	$6,930

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (dollars in thousands):
	June 30, 2014
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$27,621	$27,954	$1,903	$1,921
After One, But Within Five Years	171,537	173,982	2,219	2,390
After Five, But Within Ten Years	6,565	6,646	1,152	1,321
After Ten Years	-	-	-	-
	205,723	208,582	5,274	5,632
Mortgage-backed securities, residential	66,933	67,924
Collateralized mortgage obligations	606	614
SBA loan pools	1,383	1,398
Total	$274,645	$278,518	$5,274	$5,632

The proceeds from sales and calls of securities resulting in gains or losses at June 30, 2014 and June 30, 2013 are listed below (dollars in thousands):
	2014	2013
Proceeds	$49,765	$10,534
Gross gains	$522	$1
Gross losses	$-	$-
Tax expense	$201	$-

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position (dollars in thousands):
	Less than 12 months		12 months or longer		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$19,800	$21	$15,728	$75	$35,528	$96
Mortgage-backed securities, residential	5,587	16		-	5,587	16
Obligations of states and political subdivisions	4,440	24	737	3	5,177	27
Corporate bonds and notes	-	-	242	5	242	5
SBA loan pools	620	1	-	-	620	1
Corporate stocks	-	-	2	2	2	2
Total temporarily impaired securities	$30,447	$62	$16,709	$85	$47,156	$147

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$83,840	$867	$1,978	$39	$85,818	$906
Mortgage-backed securities, residential	63,115	750	-	-	63,115	750
Obligations of states and political subdivisions	4,589	22	-	-	4,589	22
Corporate bonds and notes	238	9	-	-	238	9
Corporate stocks	-	-	2	2	2	2
Total temporarily impaired securities	$151,782	$1,648	$1,980	$41	$153,762	$1,689

Other-Than-Temporary Impairment

As of June 30, 2014, the majority of the Corporation's unrealized losses in the investment securities portfolio related to obligations of U.S. Government and U.S. Government sponsored enterprises and mortgage-backed securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $0.5 million in other operating income during the first quarter of 2014.  The Corporation does not own any other CDO's in its investment securities portfolio.

The tables below present a roll forward of the cumulative credit losses recognized in earnings for the three and six-month periods ending June 30, 2014 and 2013 (dollars in thousands):
	2014	2013
Beginning balance, January 1,	$1,939	$3,506
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Reductions for previous credit losses realized in securities liquidated during the period	(1,939)	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, June 30,	$-	$3,506

	2014	2013
Beginning balance, April 1,	$-	$3,506
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Reductions for previous credit losses realized in securities liquidated during the period	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, June 30,	$-	$3,506

NOTE 4                                        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Commercial and agricultural:
Commercial and industrial	$158,151	$144,787
Agricultural	726	576
Commercial mortgages:
Construction	39,106	27,440
Commercial mortgages	383,187	345,707
Residential mortgages	194,603	195,997
Consumer loans:
Credit cards	1,604	1,756
Home equity lines and loans	99,023	95,905
Indirect consumer loans	187,082	164,846
Direct consumer loans	20,871	18,852
Total loans, net of deferred origination fees and costs, and unearned income	$1,084,353	$995,866
Interest receivable on loans	2,402	2,597
Total recorded investment in loans	$1,086,755	$998,463

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six-month periods ending June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$-	$12,776
Charge Offs:	(355)	(358)	(7)	(776)	-	(1,496)
Recoveries:	193	83	28	307	-	611
Net recoveries (charge offs)	(162)	(275)	21	(469)	-	(885)
Provision	(68)	944	(40)	905	-	1,741
Ending balance	$1,749	$6,912	$1,498	$3,473	$-	$13,632

	Six Months Ended
	June 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,708	$4,428	$1,565	$2,706	$26	$10,433
Charge Offs:	(18)	-	(54)	(398)	-	(470)
Recoveries:	294	19	39	124	-	476
Net recoveries (charge offs)	276	19	(15)	(274)	-	6
Provision	(105)	687	(35)	360	(26)	881
Ending balance	$1,879	$5,134	$1,515	$2,792	$-	$11,320

	Three Months Ended
	June 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,945	$6,484	$1,552	$3,174	$-	$13,155
Charge Offs:	(300)	(315)	-	(308)	-	(923)
Recoveries:	100	45	28	124	-	297
Net recoveries (charge offs)	(200)	(270)	28	(184)	-	(626)
Provision	4	698	(82)	483	-	1,103
Ending balance	$1,749	$6,912	$1,498	$3,473	$-	$13,632

	Three Months Ended
	June 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,993	$4,673	$1,557	$2,602	$-	$10,825
Charge Offs:	(1)	-	(10)	(201)	-	(212)
Recoveries:	152	10	39	56	-	257
Net recoveries (charge-offs)	151	10	29	(145)	-	45
Provision	(265)	451	(71)	335	-	450
Ending balance	$1,879	$5,134	$1,515	$2,792	$-	$11,320

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for Impairment	$132	$201	$-	$2	$-	$335
Collectively evaluated for Impairment	1,617	5,244	1,486	3,471	-	11,818
Loans acquired with deteriorated credit quality	-	1,467	12	-	-	1,479
Total ending allowance balance	$1,749	$6,912	$1,498	$3,473	$-	$13,632

	December 31, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$576	$466	$-	$4	$-	$1,046
Collectively evaluated for impairment	1,403	4,407	1,497	3,033	-	10,340
Loans acquired with deteriorated credit quality	-	1,370	20	-	-	1,390
Total ending allowance balance	$1,979	$6,243	$1,517	$3,037	$-	$12,776

	June 30, 2014
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,589	$9,655	$111	$126	$11,481
Loans collectively evaluated for impairment	156,987	405,519	194,727	309,143	1,066,376
Loans acquired with deteriorated credit quality	631	7,997	270	-	8,898
Total ending loans balance	$159,207	$423,171	$195,108	$309,269	$1,086,755

	December 31, 2013
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,946	$10,703	$117	$131	$13,897
Loans collectively evaluated for impairment	142,108	354,636	196,147	281,979	974,870
Loans acquired with deteriorated credit quality	678	8,757	261	-	9,696
Total ending loans balance	$145,732	$374,096	$196,525	$282,110	$998,463

The following tables present loans individually evaluated for impairment recognized by class of loans as of June 30, 2014 and December 31, 2013, the average recorded investment and interest income recognized by class of loans as of the three and six-month periods ended June 30, 2014 and 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,364	$1,369	$-	$1,906	$1,909	$-
Commercial mortgages:
Construction	1,944	1,929	-	2,329	2,319	-
Commercial mortgages	6,599	6,487	-	7,406	7,439	-
Residential mortgages	111	111	-	117	117	-
Consumer loans:
Home equity lines and loans	68	70	-	71	73	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	520	220	132	1,037	1,037	576
Commercial mortgages:
Commercial mortgages	1,245	1,239	201	951	945	466
Consumer loans:
Home equity lines and loans	56	56	2	58	58	4
Total	$11,907	$11,481	$335	$13,875	$13,897	$1,046

	Six-Months Ended June 30, 2014		Six-Months Ended June 30, 2013		Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,566	$30	$1,524	$35	$1,386	$16	$1,554	$17
Commercial mortgages:
Construction	2,231	51	4,168	64	2,101	25	3,669	32
Commercial mortgages	6,806	129	5,685	118	6,489	66	5,983	66
Residential mortgages	114	-	129	-	112	-	127	-
Consumer loans:
Home equity lines and loans	72	1	30	1	71	1	45	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	784	-	499	-	512	-	526	-
Commercial mortgages:
Commercial mortgages	912	-	614	-	1,010	-	740	-
Consumer loans:
Consumer loans:
Home equity lines and loans	58	2	39	1	57	1	58	1
Direct consumer loans	-	-	5	-	-	-	7	-
Total	$12,543	$213	$12,693	$219	$11,738	$109	$12,709	$117

Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$156,888	$468	$-	$631	$493	$158,480
Agricultural	727	-	-	-	-	727
Commercial mortgages:
Construction	35,496	1,313	1,449	774	155	39,187
Commercial mortgages	373,640	262	-	7,223	2,859	383,984
Residential mortgages	189,337	2,113	-	270	3,388	195,108
Consumer loans:
Credit cards	1,583	14	7	-	-	1,604
Home equity lines and loans	98,029	725	-	-	506	99,260
Indirect consumer loans	185,732	1,439	-	-	300	187,471
Direct consumer loans	20,833	90	-	-	11	20,934
Total	$1,062,265	$6,424	$1,456	$8,898	$7,712	$1,086,755
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2014.

December 31, 2013	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$143,100	$29	$-	$678	$1,348	$145,155
Agricultural	577	-	-	-	-	577
Commercial mortgages:
Construction	24,742	-	1,454	774	540	27,510
Commercial mortgages	335,123	1,138	-	7,983	2,342	346,586
Residential mortgages	187,448	5,458	-	261	3,358	196,525
Consumer loans:
Credit cards	1,729	9	19	-	-	1,757
Home equity lines and loans	95,349	150	-	-	635	96,134
Indirect consumer loans	163,810	1,235	-	-	249	165,294
Direct consumer loans	18,830	50	-	-	45	18,925
Total	$970,708	$8,069	$1,473	$9,696	$8,517	$998,463
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

Troubled Debt Restructurings:

As of June 30, 2014 and December 31, 2013, the Corporation has a recorded investment in troubled debt restructurings of $7.1 million and $7.9 million, respectively.  There were specific reserves of less than $0.1 million and $0.3 million allocated for troubled debt restructurings at June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014, troubled debt restructurings totaling $6.4 million were accruing interest under the modified terms and $0.7 million were on non-accrual status.  As of December 31, 2013, troubled debt restructurings totaling $6.8 million were accruing interest under the modified terms and $1.1 million were on non-accrual status.  The Corporation has committed to lend additional amounts totaling up to less than $0.1 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the six months ended June 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than three months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

Six months ended June 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$503	$503
Commercial mortgages:
Commercial mortgages	2	367	323
Total	3	$870	$826

Six months ended une 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$841	$841
Commercial mortgages:
Commercial mortgages	1	133	133
Consumer loans:
Home equity lines and loans	2	104	104
Total	7	$1,078	$1,078

The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in less than $0.1 million in  charge offs during the six months ended June 30, 2014.  The troubled debt restructurings described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge offs during the six months ended June 30, 2013.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the six months ending June 30, 2014 or June 30, 2013, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were no loans modified as troubled debt restructurings during the three months ended June 30, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2013 (dollars in thousands):

Three months ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$410	$410
Commercial mortgages:
Commercial mortgages	1	133	133
Total	3	$543	$543

The troubled debt restructurings described above increased the allowance for loan losses by $0.1 million and resulted in no charge offs during the three months ended June 30, 2013.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the three months ending June 30, 2014 or June 30, 2013, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators

The Corporation establishes a risk rating at origination for all commercial loans.  The main factors considered in assigning risk ratings include, but are not limited to: historic and future debt service coverage, collateral position, operating performance, liquidity, leverage, payment history, management ability, and the customer's industry.  Commercial relationship managers monitor all loans in their respective portfolios for any changes in the borrower's ability to service their debt and affirm the risk ratings for the loans at least annually.

For the retail loans, which include residential mortgages, indirect and direct consumer loans, home equity lines and loans, and credit cards, once a loan is properly approved and closed, the Corporation evaluates credit quality based upon loan repayment.

The Corporation uses the risk rating system to identify criticized and classified loans. Commercial relationships within the criticized and classified risk ratings are analyzed quarterly.  The Corporation uses the following definitions for criticized and classified loans (which are consistent with regulatory guidelines):

Special Mention – Loans classified as special mention have a potential weakness that deserves management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of June 30, 2014 and December 31, 2013, the risk category of the recorded investment of loans by class of loans is as follows (dollars in thousands):

	June 30, 2014
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial and industrial	$-	$146,698	$631	$7,775	$3,156	$220
Agricultural	-	727	-	-	-	-
Commercial mortgages:
Construction	-	34,885	774	3,373	155	-
Commercial mortgages	-	350,244	7,223	14,159	12,184	174
Residential mortgages	191,368	-	270	-	3,470	-
Consumer loans:
Credit cards	1,604	-	-	-	-	-
Home equity lines and loans	98,678	-	-	-	582	-
Indirect consumer loans	187,161	-	-	-	310	-
Direct consumer loans	20,922	-	-	-	12	-
Total	$499,733	$532,554	$8,898	$25,307	$19,869	$394

	December 31, 2013
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful
Commercial and agricultural:
Commercial and industrial	$-	$133,615	$678	$5,117	$4,724	$1,021
Agricultural	-	577	-	-	-	-
Commercial mortgages:
Construction	-	23,087	774	2,783	866	-
Commercial mortgages	-	313,956	7,983	13,611	11,036	-
Residential mortgages	192,995	-	261	-	3,269	-
Consumer loans
Credit cards	1,757	-	-	-	-	-
Home equity lines and loans	95,422	-	-	-	712	-
Indirect consumer loans	165,045	-	-	-	249	-
Direct consumer loans	18,880	-	-	-	45	-
Total	$474,099	$471,235	$9,696	$21,511	$20,901	$1,021

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$191,720	$1,604	$98,754	$187,171	$20,923
Non-Performing	3,388	-	506	300	11
Total	$195,108	$1,604	$99,260	$187,471	$20,934

	December 31, 2013
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,167	$1,757	$95,499	$165,045	$18,880
Non-Performing	3,358	-	635	249	45
	$196,525	$1,757	$96,134	$165,294	$18,925

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management's estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2014 to June 30, 2014 and April 1, 2014 to June 30, 2014 (dollars in thousands):

Six months ended June 30, 2014	Balance at December 31, 2013	Income Accretion	All Other Adjustments	Balance at June 30, 2014
Contractually required principal and interest	$11,230	$-	$(1,173)	$10,057
Contractual cash flows not expected to be collected (nonaccretable discount)	(543)	-	57	(486)
Cash flows expected to be collected	10,687	-	(1,116)	9,571
Interest component of expected cash flows (accretable yield)	(991)	344	(26)	(673)
Fair value of loans acquired with deteriorating credit quality	$9,696	$344	$(1,142)	$8,898

Three months ended June 30, 2014	Balance at March 31, 2014	Income Accretion	All Other Adjustments	Balance at June 30, 2014
Contractually required principal and interest	$11,073	$-	$(1,016)	$10,057
Contractual cash flows not expected to be collected (nonaccretable discount)	(435)	-	(51)	(486)
Cash flows expected to be collected	10,638	-	(1,067)	9,571
Interest component of expected cash flows (accretable yield)	(876)	145	58	(673)
Fair value of loans acquired with deteriorating credit quality	$9,762	$145	$(1,009)	$8,898

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

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value have been partially charged-off or receive specific allocations as part of the allowance for loan loss accounting.  For collateral dependent loans, fair value is commonly based on real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, typically resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned ("OREO") are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation.  Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are generally completed within the previous 12-month period prior to a property being placed into OREO.  On impaired loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property and its condition.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurement at June 30, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$167,946	$31,303	$136,643	$-
Mortgage-backed securities, residential	67,924	-	67,924	-
Collateralized mortgage obligations	614	-	614	-
Obligations of states and political subdivisions	35,947	-	35,947	-
Corporate bonds and notes	2,655	-	2,655	-
SBA loan pools	1,398	-	1,398	-
Trust Preferred securities	2,034	-	2,034	-
Corporate stocks	7,880	7,462	418	-
Total available for sale securities	$286,398	$38,765	$247,633	$-

Trading assets	$450	$450	$-	$-

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$188,106	$31,262	$156,844	$-
Mortgage-backed securities, residential	104,356	-	104,356	-
Collateralized mortgage obligations	1,015	-	1,015	-
Obligations of states and political subdivisions	38,376	-	38,376	-
Corporate bonds and notes	2,946	-	2,946	-
SBA loan pools	1,488	-	1,488	-
Trust Preferred securities	2,034	-	2,034	-
Corporate stocks	7,695	7,279	416	-
Total available for sale securities	$346,016	$38,541	$307,475	$-

Trading assets	$366	$366	$-	$-

There were no transfers between Level 1 and Level 2 during the six-month period ending June 30, 2014 or the year ending December, 31, 2013.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurement at June 30, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$87	$-	$-	$87
Commercial mortgages:
Commercial mortgages	1,044	-	-	1,044
Consumer loans:
Home equity lines and loans	54	-	-	54
Total Impaired Loans	$1,185	$-	$-	$1,185

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$631	$-	$-	$631
Consumer loans:
Home equity lines and loans	2	-	-	2
Total Other Real Estate Owned, net	$633	$-	$-	$633

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$460	$-	$-	$460
Commercial mortgages:
Commercial mortgages	485	-	-	485
Consumer loans:
Home equity lines and loans	54	-	-	54
Total Impaired Loans	$999	$-	$-	$999

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101	$-	$-	$101
Commercial mortgages:
Commercial mortgages	266	-	-	266
Residential mortgages	106	-	-	106
Consumer loans:
Home equity lines and loans	65	-	-	65
Total Other Real Estate Owned, net	$538	$-	$-	$538

The following table presents information related to Level 3 non-recurring fair value measurement at June 30, 2014 and December 31, 2013 (dollars in thousands):

Description	Fair Value at June 30, 2014	Technique	Unobservable Inputs
Impaired loans	$1,185	Third party appraisals	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$633	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2013	Technique	Unobservable Inputs
Impaired loans	$999	Third party appraisals	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$538	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.5 million with a valuation allowance of $0.3 million as of June 30, 2014, resulting in $0.4 million and $0.7 million decrease in the provision for loan losses for the three and six-month periods ended June 30, 2014.  Impaired loans had a principal balance of $2.0 million, with a valuation allowance of $1.0 million as of December 31, 2013, resulting in an increase of $0.9 million in the provision for loan losses for the year ending December 31, 2013.

OREO is measured by the lower of cost or fair value less costs to sell.  The net carrying amount reflects the outstanding balance of $0.7 million with a valuation allowance of less than $0.1 million at June 30, 2014, which resulted in write downs of less than $0.1 million for the three and six–month periods ending June 30, 2014.  OREO had a net carrying amount of $0.5 million at December 31, 2013.  The net carrying amount reflects the outstanding balance of $0.7 million, net of a valuation allowance of $0.2 million, at December 31, 2013, which resulted in an immaterial write down for the year ending December 31, 2013.

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2014 and December 31, 2013, are as follows (dollars in thousands):
	Fair Value Measurements at June 30, 2014 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial Institutions	$35,981	$35,981	$-	$-	$35,981
Interest-bearing deposits in other financial institutions	30,301	30,301	-	-	30,301
Trading assets	450	450	-	-	450
Securities available for sale	286,398	38,765	247,633	-	286,398
Securities held to maturity	5,274	-	5,632	-	5,632
FHLBNY and FRBNY stock	4,730	-	-	-	N/	A
Loans, net	1,070,721	-	-	1,097,547	1,097,547
Loans held for sale	914	-	914	-	914
Accrued interest receivable	3,797	143	1,291	2,363	3,797
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,082,913	$1,082,913	$-	$-	$1,082,913
Time deposits	225,515	-	226,199	-	226,199
Securities sold under agreements to repurchase	30,746	-	31,986	-	31,986
FHLBNY term advances	24,136	-	25,148	-	25,148
Accrued interest payable	290	13	277	-	290
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Fair Value Measurements at December 31, 2013 Using
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$31,600	$31,600	$-	$-	$31,600
Interest-bearing deposits in other financial institutions	20,009	20,009	-	-	20,009
Trading assets	366	366	-	-	366
Securities available for sale	346,016	38,541	307,475	-	346,016
Securities held to maturity	6,495	-	6,930	-	6,930
FHLBNY and FRBNY stock	4,482	-	-	-	N/	A
Loans, net	983,090	-	-	1,008,826	1,008,826
Loans held for sale	695	-	695	-	695
Accrued interest receivable	4,166	145	1,468	2,553	4,166
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,021,764	$1,021,764	$-	$-	$1,021,764
Time deposits	244,492	-	245,482	-	245,482
Securities sold under agreements to repurchase	32,701	-	33,636	-	33,636
FHLBNY Advances	25,243	-	26,064	-	26,064
Accrued interest payable	336	15	321	-	336
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

The methods and assumptions used to estimate fair value are described as follows:

Cash, Due From and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in 90 days or less, the carrying value approximates fair value of which non-interest-bearing deposits are classified as Level 1 and interest-bearing deposits with the FHLBNY and FRBNY are classified as Level 1.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at June 30, 2014 and December 31, 2013.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

NOTE 6                                        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ending June 30, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Beginning of year	$21,824	$21,824
Acquired goodwill	-	-
Ending balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2014 and December 31, 2013 (dollars in thousands):

	At June 30, 2014		At December 31, 2013
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$2,822	$5,975	$2,338
Other customer relationship intangibles	5,633	3,078	6,063	3,323
Total	$11,608	$5,900	$12,038	$5,661

Aggregate amortization expense was $0.7 million and $0.5 million for the six-month periods ended June 30, 2014 and 2013, respectively.

The remaining estimated aggregate amortization expense at June 30, 2014 is listed below (dollars in thousands):

Year	Estimated Expense
2014	$642
2015	1,136
2016	986
2017	859
2018	734
2019 and thereafter	1,351
Total	$5,708

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (dollars in thousands):  `

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2013	$6,043	$(5,888)	$155
Other comprehensive income before reclassification	1,240	-	1,240
Amounts reclassified from accumulated other comprehensive income	(321)	176	(145)
Net current period other comprehensive loss	919	176	1,095
Balance at June 30, 2014	$6,962	$(5,712)	$1,250

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at March 31, 2014	$6,587	$(5,800)	$787
Other comprehensive income before Reclassification	696	-	696
Amounts reclassified from accumulated other comprehensive income	(321)	88	(233)
Net current period other comprehensive loss	375	88	463
Balance at June 30, 2014	$6,962	$(5,712)	$1,250

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2012	$8,023	$(10,830)	$(2,807)
Other comprehensive income before reclassification	(2,035)	-	(2,035)
Amounts reclassified from accumulated other comprehensive income	-	467	467
Net current period other comprehensive loss	(2,035)	467	(1,568)
Balance at June 30, 2013	$5,988	$(10,363)	$(4,375)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at March 31, 2013	$7,980	$(10,603)	$(2,623)
Other comprehensive income before Reclassification	(1,992)	-	(1.992)
Amounts reclassified from accumulated other comprehensive income	-	240	240
Net current period other comprehensive loss	(1,992)	240	(1,752)
Balance at June 30, 2013	$5,988	$(10,363)	$(4,375)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than- temporary gains (losses) realized in income	$-	$-
Realized gains on securities available for sale	522	1	Net gains on securities transactions
Tax effect	201	-	Income tax expense
Net of tax	321	1
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	44	41	Pension and other employee benefits
Actuarial losses (a)	(330)	(801)	Pension and other employee benefits
Tax effect	110	293	Income tax expense
Net of tax	(176)	(467)
Total reclassification for the period, net of tax	$145	$(466)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 9 for additional information).

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than- temporary gains (losses) realized in income	$-	$-
Realized gains on securities available for sale	522	1	Net gains on securities transactions
Tax effect	201	-	Income tax expense
Net of tax	321	1
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	22	21	Pension and other employee benefits
Actuarial losses (a)	(165)	(401)	Pension and other employee benefits
Tax effect	55	140	Income tax expense
Net of tax	(88)	(240)
Total reclassification for the period, net of tax	$233	$(239)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 9 for additional information).

NOTE 8                                        COMMITMENTS AND CONTINGENCIES

The Corporation is a party to certain financial instruments with off-balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, overdraft protection and commitments to fund new loans.  In accordance with GAAP, these financial instruments are not recorded in the financial statements.  The Corporation's policy is to record such instruments when funded.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$33,383	$17,010	$21,049	$7,893
Unused lines of credit	$1,774	$174,841	$2,190	$187,061
Standby letters of credit	$-	$16,762	$-	$17,290

The Bank is a party in two legal proceedings involving its Wealth Management Group. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate's Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts' investments and they claim $9.6 million and $24.1 million, consisting of damages and disallowed trustee's commissions, plus unspecified legal fees in the respective proceedings. These proceedings are pending in the Surrogate's Court. While the outcome of litigation is not predictable the Bank believes that the claims are without merit and is vigorously defending them.  As of June 30, 2014, no amount has been accrued for potential losses related to these proceedings as a potential loss is not considered probable or reasonably estimable in the opinion of management.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9	COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation's pension and other benefit plans for the periods indicated are as follows (dollars in thousands):
	Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Qualified Pension
Service cost, benefits earned during the period	$542	$699	$271	$349
Interest cost on projected benefit obligation	870	817	435	409
Expected return on plan assets	(1,586)	(1,454)	(793)	(727)
Amortization of unrecognized prior service cost	4	7	2	3
Amortization of unrecognized net loss	320	781	160	391
Net periodic pension expense	$150	$850	$75	$425

Supplemental Pension
Service cost, benefits earned during the period	$20	$20	$10	$10
Interest cost on projected benefit obligation	26	24	13	13
Amortization of unrecognized net loss	10	17	5	9
Net periodic supplemental pension expense	$56	$61	$28	$32

Postretirement, Medical and Life
Service cost, benefits earned during the period	$22	$24	$11	$13
Interest cost on projected benefit obligation	36	32	18	17
Amortization of unrecognized prior service cost	(48)	(49)	(24)	(24)
Amortization of unrecognized net gain	-	3	-	2
Net periodic postretirement, medical and life expense	$10	$10	$5	$8

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

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation's reportable segments and the reconciliation to the Corporation's consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments (dollars in thousands).

	Six Months Ended June 30, 2014
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$24,101	$-	$7	$24,108
Provision for loan losses	1,741	-	-	1,741
Net interest income after provision for loan losses	22,360	-	7	22,367
Other operating income	6,079	3,872	419	10,370
Other operating expenses	23,782	2,689	452	26,923
Income before income tax expense	4,657	1,183	(26)	5,814
Income tax expense (benefit)	1,410	455	(45)	1,820
Segment net income	$3,247	$728	$19	$3,994

Segment assets	$1,509,539	$4,743	$1,599	$1,515,881

	Six Months Ended June 30, 2013
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$23,038	$-	$6	$23,044
Provision for loan losses	881	-	-	881
Net interest income after provision for loan losses	22,157	-	6	22,163
Other operating income	4,314	3,635	548	8,497
Other operating expenses	19,862	2,803	451	23,116
Income before income tax expense	6,609	832	103	7,544
Income tax expense	2,136	320	22	2,478
Segment net income	$4,473	$512	$81	$5,066

Segment assets	$1,249,986	$5,045	$2,130	$1,257,161

	Three Months Ended June 30, 2014
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$12,073	$-	$2	$12,075
Provision for loan losses	1,103	-	-	1,103
Net interest income after provision for loan losses	10,970	-	2	10,972
Other operating income	3,190	1,989	227	5,406
Other operating expenses	11,969	1,371	239	13,579
Income before income tax expense	2,191	618	(10)	2,799
Income tax expense (benefit)	651	238	(20)	869
Segment net income	$1,540	$380	$10	$1,930

	Three Months Ended June 30, 2013
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,324	$-	$4	$11,328
Provision for loan losses	451	-	-	451
Net interest income after provision for loan losses	10,873	-	4	10,877
Other operating income	2,318	1,885	272	4,475
Other operating expenses	9,924	1,276	191	11,391
Income before income tax expense	3,267	609	85	3,961
Income tax expense	1,057	234	15	1,306
Segment net income	$2,210	$375	$70	$2,655

NOTE 11                          STOCK COMPENSATION

Board of Director's Stock Compensation

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

During January 2014 and 2013, 8,385 and 7,969 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $124 thousand and $134 thousand related to this compensation was recognized during the six-month periods ending June 30, 2014 and June 30, 2013, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation's Restricted Stock Plan (the "Plan"), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity from December 31, 2013 to June 30, 2014 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2013	20,639	$27.17
Granted	990	30.33
Vested	(215)	23.18
Forfeited or Cancelled	-	-
Nonvested at June 30, 2014	21,414	$27.36

As of June 30, 2014, there was $505 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.72 years.  The total fair value of shares vested during the six months ended June 30, 2014 was $6 thousand.

Item 2:                          Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation for the three and six-month periods ended June 30, 2014 and 2013.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation's 2013 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2014, for an understanding of the following discussion and analysis.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA").  The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the PSLRA.  Forward-looking statements are not historical in nature, but instead are based on our assumptions, estimates and projections about future events and trends.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements.  These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation's growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends.  Information concerning these and other factors can be found in the Corporation's periodic filings with the SEC, including the discussion under the heading "Item 1A. Risk Factors" in the Corporation's 2013 Annual Report on Form 10-K.  These filings are available publicly on the SEC's web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746.  Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Non-GAAP Financial Measures

The SEC has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain "non-GAAP financial measures."  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Corporation's reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of "non-GAAP financial measures" certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin

Net interest income is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of other institutions or in analyzing any institution's net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average interest-earning assets.  For purposes of this measure as well, fully taxable equivalent net interest income is generally used by financial institutions, as opposed to actual net interest income, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution's performance over time.  The Corporation follows these practices.

Tangible Book Value per Share

Tangible equity is total shareholders' equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total shareholders' equity including intangible assets divided by total shares issued and outstanding.  Intangible assets include goodwill and other intangible assets resulting from business combinations.

Adjustments for Certain Items of Income or Expense

In addition to disclosures of certain GAAP financial measures, including net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), and return on average equity (i.e. ROE), we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items.  The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation's financial results during the particular period in question. In the Corporation's presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

The Corporation believes that the non-GAAP financial measures disclosed by it from time-to-time are useful in evaluating the Corporation's performance and that such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.  The Corporation's non-GAAP financial measures may differ from similar measures presented by other companies.

Overview

The Corporation is a bank holding company and a financial holding company registered with the FRB.  The Bank is a New York charted commercial bank established in 1833 and is a wholly owned subsidiary of the Corporation.  Through the Bank and CFS Group, Inc., its wholly owned financial services subsidiary, the Corporation provides a wide range of services, including demand, savings and time deposits; commercial, residential and consumer loans and letters of credit; wealth management services, employee benefit plans and securities and insurance brokerage services.  The Bank relies substantially on a foundation of locally generated deposits.

The Corporation does not engage in any material operations apart from its ownership of the Bank and CFS Group, Inc.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, Wealth Management Group fee income and fees received in connection with deposit and other services.  The Bank's operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

Three and Six Months Ended June 30, 2014 Highlights

•
Net income for the second quarter of 2014 was $1.9 million, or $0.41 per share, compared with $2.7 million, or $0.57 per share, for the same quarter in the prior year.  Net income for the six months ended June 30, 2014 was $4.0 million, or $0.85 per share, compared with $5.1 million, or $1.09 per share for the same period in the prior year.

•
Net interest margin (fully taxable equivalent) for the second quarter of 2014 was 3.51%, compared with 3.58% for the preceding quarter and 3.93% for the same quarter in the prior year.  Net interest margin (fully taxable equivalent) for the six months ended June 30, 2014 was 3.55%, compared with 4.04% for the same period in the prior year.

•	Average interest-earning assets increased $220.7 million year-over-year, as a result of organic loan growth and the fourth quarter 2013 Bank of America branch acquisition.

•
Total loans increased $88.5 million, or 8.9%, from $995.9 million at December 31, 2013 to $1.084 billion at June 30, 2014.  This increase was primarily attributable to growth of $62.7 million, or 12.1%, in commercial loans and $27.2 million, or 9.7%, in consumer loans.

•	Non-performing assets to total assets ratio was 0.55% at June 30, 2014 compared with 0.61% at December 31, 2013 and 0.64% at June 30, 2013.

•
Book value per share was $30.28 at June 30, 2014 compared with $29.67 at December 31, 2013, an increase of $0.61, or 2.1%, and $28.47 at June 30, 2013, an increase of $1.81, or 6.4%.  Tangible book value per share was $24.40 at June 30, 2014 compared with $23.63 at December 31, 2013, an increase of $0.77, or 3.3%, and $22.78 at June 30, 2013, an increase of $1.62, or 7.1%.

•	Dividends declared during the quarter ended June 30, 2014 were $0.26 per share, level with the prior year.

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

Financial Condition

Summary

Consolidated assets at June 30, 2014 totaled $1.516 billion, an increase of $39.7 million, or 2.7%, since December 31, 2013.  The growth was due primarily to increases of $88.5 million, or 8.9%, in total portfolio loans and $14.7 million in cash and cash equivalents, partially offset by a decrease of $60.6 million in investment securities.  The increase in portfolio loans was due to strong growth of $62.7 million in commercial loans and $27.2 million in consumer loans.  The decrease in investment securities was used to fund the growth in the loan portfolio.

Total liabilities increased $36.5 million to $1.374 billion at June 30, 2014, due primarily to an increase of $42.2 million in deposits, partially offset by decreases of $3.0 million in other liabilities and $2.0 million in securities sold under agreement to repurchase.  The increase was due in part to the seasonal inflow of public deposits.

Total shareholders' equity was $141.8 million at June 30, 2014, an increase of $3.2 million from December 31, 2013, due primarily to the Corporation's net income of $4.0 million and an increase of $1.1 million in accumulated other comprehensive income, partially offset by declared dividends of $2.4 million.

The market value of total assets under management or administration in the Corporation's Wealth Management Group was $1.936 billion at June 30, 2014 compared with $1.888 billion at December 31, 2013.

Cash and Cash Equivalents

Total cash and cash equivalents increased since December 31, 2013, due primarily to increases of $4.4 million in cash and due from financial institutions and $10.3 million in interest-bearing deposits in other financial institutions.  The increases were due to normal fluctuations in Bank activities.  The Corporation continues to evaluate alternative investment of these funds with caution, given the current low interest rate environment.

Securities

The Corporation's Funds Management Policy includes an investment policy that in general, requires debt securities purchased for the bond portfolio to carry a minimum agency rating of "A".  After an independent credit analysis is performed, the policy also allows the Corporation to purchase local municipal obligations that are not rated.  The Corporation intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements and other types of transactions.  Fluctuations in the fair value of the Corporation's securities relate primarily to changes in interest rates.

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in Table 1 as follows (in thousands of dollars):

	TABLE 1. SECURITIES AVAILABLE FOR SALE
	June 30, 2014			December 31, 2013
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$166,253	$167,946	$1,693	$187,098	$188,106	$1,008
Mortgage-backed securities, residential	66,933	67,924	991	104,069	104,356	287
Collateralized mortgage obligations	606	614	8	1,001	1,015	14
Obligations of states and political subdivisions	34,958	35,947	989	37,339	38,376	1,037
Corporate bonds and notes	2,610	2,655	45	2,879	2,946	67
SBA loan pools	1,383	1,398	15	1,471	1,488	17
Trust preferred securities	1,902	2,034	132	1,898	2,034	136
Corporate stocks	443	7,880	7,437	444	7,695	7,251

Totals	$275,088	$286,398	$11,310	$336,199	$346,016	$9,817

The available for sale segment of the securities portfolio totaled $286.4 million at June 30, 2014, a decrease of $59.6 million, or 17.2%, from $346.0 million at December 31, 2013.  The decrease resulted primarily from sales and calls of $49.8 million, and maturities and principal collected of $13.3 million, partially offset by purchases of $2.6 million.  The decrease in securities was used to help fund the growth in the loan portfolio.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation's market areas.  These securities totaled $5.3 million at June 30, 2014, a net decrease of $1.2 million due primarily to maturities and principal collected of $1.8 million, partially offset by purchases of $0.6 million.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

Table 2 shows the Corporation's loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2013 to June 30, 2014 (in thousands of dollars):

	TABLE 2. LOANS
	June 30, 2014	December 31, 2013	Dollar Change	Percent Change
Commercial and agricultural:	$158,877	$145,363	$13,514	9.3%
Commercial mortgages	422,293	373,147	49,146	13.2%
Residential mortgages	194,603	195,997	(1,394)	-0.7%
Indirect consumer loans	187,082	164,846	22,236	13.5%
Consumer loans	121,498	116,513	4,985	4.3%
Loans, net	$1,084,353	$995,866	$88,487	8.9%

Portfolio loans totaled $1.084 billion at June 30, 2014, an increase of $88.5 million, or 8.9%, from $995.9 million at December 31, 2013.  The increase in portfolio loans was due to strong growth of $49.1 million, or 13.2%, in commercial mortgages and $22.2 million, or 13.5%, in indirect consumer loans.  The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.  The growth in indirect consumer loans was a result of the Corporation's plan to extend into 2014 its loan program with reduced pricing on high quality indirect auto loans.

Residential mortgage loans totaled $194.6 million at June 30, 2014, a decrease of $1.4 million, or 0.7%, from December 31, 2013.  In addition, during the six months ended June 30, 2014, $5.3 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.1 million in residential mortgages were sold to the State of New York Mortgage Agency.  During the twelve months ended December 31, 2013, $18.8 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.7 million of residential mortgages sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages, commercial and industrial loans and indirect consumer loans.

Non-Performing Assets

Non-performing assets consist of non-accrual loans, non-accrual troubled debt restructurings and other real estate owned that has been acquired in partial or full satisfaction of loan obligations or upon foreclosure.

Past due status on all loans is based on the contractual terms of the loan.  It is generally the Corporation's policy that a loan 90 days past due be placed in non-accrual status unless factors exist that would eliminate the need to place a loan in this status.  A loan may also be designated as non-accrual at any time if payment of principal or interest in full is not expected due to deterioration in the financial condition of the borrower.  At the time loans are placed in non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed.  All payments received on non-accrual loans are applied to principal.  Loans are considered for return to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its contractual principal and interest.  In the case of non-accrual loans where a portion of the loan has been charged off, the remaining balance is kept in non-accrual status until the entire principal balance has been recovered.

Table 3 summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands of dollars):

	TABLE 3. NON-PERFORMING ASSETS
	June 30, 2014	December 31, 2013
Non-accrual loans	$6,986	$7,456
Non-accrual troubled debt restructurings	726	1,061
Total non-performing loans	$7,712	$8,517
Other real estate owned	633	538
Total non-performing assets	$8,345	$9,055

Ratio of non-performing loans to total loans	0.71%	0.86%
Ratio of non-performing assets to total assets	0.55%	0.61%
Ratio of allowance for loan losses to non-performing loans	176.76%	150.01%

Accruing loans past due 90 days or more (1)	$1,456	$1,473
Accruing troubled debt restructurings (1)	$6,402	$6,831
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

The recorded investment in non-performing loans at June 30, 2014 totaled $7.7 million compared to $8.5 million at December 31, 2013, a decrease of $0.8 million.  The decrease in non-performing loans was due primarily to a decrease of $0.6 million in non-accrual commercial and industrial loans, $0.5 million in non-accrual residential mortgages and $0.3 million in non-accrual commercial construction loans.  These items were partially offset by an increase of $0.6 million in non-accrual commercial mortgages.

The recorded investment in accruing loans past due 90 days or more totaled $1.5 million at June 30, 2014, level with December 31, 2013.

Not included in non-performing loan totals are $8.9 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification ("ASC") Subtopic 310-30, "Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality" as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of June 30, 2014, the Corporation had $0.7 million of non-accrual TDRs compared with $1.1 million as of December 31, 2013.  As of June 30, 2014, the Corporation had $6.4 million of accruing TDRs compared with $6.8 million as of December 31, 2013.  The decrease in total TDRs was primarily in the commercial loan segment of the loan portfolio.

Impaired Loans

Impaired loans at June 30, 2014 totaled $11.5 million, including TDRs of $7.1 million, compared to $13.9 million at December 31, 2013, including TDRs of $7.9 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to decreases of $1.4 million in commercial and industrial loans and $0.7 million in commercial mortgages.  Included in the impaired loan total at June 30, 2014, are loans totaling $1.5 million for which impairment allowances of $0.3 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2013, the impaired loan total included $2.0 million of loans for which specific impairment allowances of $1.0 million were allocated to the allowance for loan losses.  The decrease in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to a decrease of $0.8 million in impaired commercial and industrial loans, partially offset by an increase in of $0.3 million in impaired commercial mortgages.

The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired.  An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  Real estate values in the Corporation's market area have been holding steady.  Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower's financial statements, or (iii) aging reports, that may be adjusted based on management's knowledge of the client and client's business.  If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  The allowance is established based on management's evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Specific valuation allowances are established based on management's analyses of individually impaired loans.  Factors considered by management in determining impairment include payment status, evaluations of the underlying collateral, expected cash flows, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If a loan is determined to be impaired and is placed on nonaccrual status, all future payments received are applied to principal and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class.  These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank's loan review system and the degree of oversight by the Bank's Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank's current portfolio and (10) the impact of the global economy.

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

The allowance for loan losses was $13.6 million at June 30, 2014, up from $12.8 million at December 31, 2013.  The ratio of allowance for loan losses to total loans was 1.26% at June 30, 2014, compared with 1.28% at December 31, 2013.  The increase in the allowance for loan losses was due primarily to loan portfolio growth, and allowances for the growth after consideration of the factors discussed above, and higher net charge-offs.  Net charge-offs for the six months ended June 30, 2014 were $0.9 million compared with net recoveries of less than $0.1 million for the prior year.  The increase in net charge-offs were primarily in the commercial and consumer loan portfolios.

Table 4 summarizes the Corporation's loan loss experience for the six months ended June 30, 2014 and 2013 (in thousands of dollars, except ratio data):
TABLE 4. SUMMARY OF LOAN LOSS EXPERIENCE

	Six Months Ended
	June 30, 2014	June 30, 2013
Balance at beginning of period	$12,776	$10,433
Charge-offs:
Commercial and agricultural	355	18
Commercial mortgages	358	-
Residential mortgages	7	54
Consumer loans	776	398
Total charge-offs	1,496	470
Recoveries:
Commercial and agricultural	193	294
Commercial mortgages	83	19
Residential mortgages	28	39
Consumer loans	307	124
Total recoveries	611	476
Net charge-offs (recoveries)	885	(6)
Provision charged to operations	1,741	881
Balance at end of period	$13,632	$11,320
Ratio of net charge-offs to average loans outstanding (1)	.17%	N/	M
Ratio of allowance for loan losses to total loans outstanding	1.26%	1.21%
(1) Not meaningful

Deposits

Table 5 shows the Corporation's deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2013 to June 30, 2014 (in thousands of dollars):

	TABLE 5. DEPOSITS
	June 30, 2014	December 31, 2013	Dollar Change	Percent Change
Non-interest-bearing demand deposits	$365,056	$351,222	$13,834	3.9%
Interest-bearing demand deposits	124,803	114,679	10,124	8.8%
Insured money market accounts	393,390	361,095	32,295	8.9%
Savings deposits	199,664	194,768	4,896	2.5%
Time deposits	225,515	244,492	(18,977)	-7.8%
Total	$1,308,428	$1,266,256	$42,172	3.3%

Deposits totaled $1.308 billion at June 30, 2014, compared with $1.266 billion at December 31, 2013, an increase of $42.2 million, or 3.3%.  The increase was due primarily to growth in public deposits.  Sorted by brokered, public, commercial and consumer sources, the growth in deposits was due primarily to increases of $30.8 million in brokered funds, $8.0 million in consumer accounts and $4.0 million in commercial accounts, partially offset by a decrease of $0.7 million in public funds.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank's participation in the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS") programs.  The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Deposits obtained through brokers were $3.6 million at June 30, 2014 compared with $5.0 million as of December 31, 2013.  Deposits obtained through the CDARS and ICS programs were $67.9 million at June 30, 2014 compared with $35.7 million as of December 31, 2013.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to local municipalities.

The Corporation's deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts.  A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank.  These customers will typically turn to their primary bank first when in need of other financial services.  Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) link business and consumer loans to primary checking account at the Bank, (v) aggressively promote direct deposit of client's payroll checks or benefit checks and (vi) constantly monitor the Corporation's pricing strategies to ensure competitive products and services.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.

Borrowings

FHLB term advances were $24.1 million at June 30, 2014, a decrease of $0.7 million from December 31, 2013.  Securities sold under agreements to repurchase decreased $2.0 million from $32.7 million at December 31, 2013 to $30.7 million at June 30, 2014.  The decrease in securities sold under agreements to repurchase was related to normal fluctuations in client accounts.

During the second quarter of 2014, the Bank entered into a $0.4 million long-term lease obligation related to one of its branch offices.  It is included in the FHLB term advances and other debt on the consolidated balance sheet.

Shareholders' Equity

Total shareholders' equity was $141.8 million at June 30, 2014 compared with $138.6 million at December 31, 2013.  The increase was due primarily to the Corporation's net income of $4.0 million and an increase of $1.1 million in accumulated other comprehensive income, partially offset by declared dividends of $2.4 million.  The total shareholders' equity to total assets ratio was 9.35% at June 30, 2014 compared with 9.39% at December 31, 2013.  The tangible equity to tangible assets ratio was 7.68% at June 30, 2014 compared with 7.62% at December 31, 2013.  Book value per share increased to $30.28 at June 30, 2014 from $29.67 at December 31, 2013.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of June 30, 2014, both the Corporation's and the Bank's capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $104.7 million and $73.1 million at June 30, 2014 and December 31, 2013, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at June 30, 2014 and December 31, 2013.

During the six months ended June 30, 2014, cash and cash equivalents increased $14.7 million.  The major sources of cash during the six months ended June 30, 2014 included $7.5 million provided by operating activities, $64.9 million in proceeds from sales, maturities, calls and principal reductions on investment securities and $42.2 million in deposit growth.  These proceeds were used primarily to fund purchases of securities totaling $3.2 million, an $89.9 million net increase in loans and payment of cash dividends in the amount of $2.4 million.

Results of Operations

Comparison of Six Months Ended June 30, 2014 and 2013

Net Income

Net income for the six months ended June 30, 2014 was $4.0 million, a decrease of $1.1 million, or 21.2%, compared with $5.1 million for the six months ended June 30, 2013.  Earnings per share for the six months ended June 30, 2014 was $0.85 compared with $1.09 for the six months ended June 30, 2013.  Return on average assets and return on average equity for the six months ended June 30, 2014 were 0.54% and 5.68%, respectively, compared with 0.81% and 7.65%, respectively, for the same period in the prior year.

The decrease in net income for the six months ended June 30, 2014 was due primarily to increases of $3.8 million in non-interest expense and $0.9 million in the provision for loan losses.  These items were partially offset by increases of $1.1 million in net interest income and $1.9 million in non-interest income, and a reduction of $0.7 million in income taxes.

Net Interest Income

Net interest income, which is the difference between the income we receive on interest-earning assets, such as loans and securities and the interest we pay on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation's earnings.

Net interest income for the six months ended June 30, 2014 totaled $24.1 million, an increase of $1.1 million, or 4.6%, compared with $23.0 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.55% for the six months ended June 30, 2014 compared with 4.04% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $220.7 million in interest-earning assets related to the branch acquisition in the fourth quarter of 2013.  The decline in net interest margin was due in part to a 58 basis point decrease in the yield on interest-earning assets, partially offset by a 13 basis point decline in the cost of funds and the increase in interest-earning assets.  The decrease in yield on interest-earning assets was attributable to a 47 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Average Consolidated Balance Sheet and Interest Analysis

Table 6 sets forth certain information related to the Corporation's average consolidated balance sheets and its consolidated statements of income for the six month periods ended June 30, 2014 and 2013.  Table 6 also reflects the average yield on assets and average cost of liabilities for the six month periods ended June 30, 2014 and 2013.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

TABLE 6. AVERAGE BALANCES AND YIELDS
Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential
(in thousands of dollars)	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$1,027,408	$22,679	4.45%	$919,358	$22,426	4.92%
Taxable securities	285,597	2,810	1.98%	191,836	2,157	2.27%
Tax-exempt securities	42,623	764	3.61%	44,947	854	3.83%
Interest-bearing deposits	35,312	43	0.25%	14,105	18	0.25%
Total earning assets	1,390,940	26,296	3.81%	1,170,246	25,454	4.39%

Non-earning assets:
Cash and due from banks	26,398			23,178
Premises and equipment, net	29,674			25,213
Other assets	51,157			47,151
Allowance for loan losses	(12,995)			(10,734)
AFS valuation allowance	11,238			12,880
Total	$1,496,412			$1,267,934

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$124,866	49	0.08%	$98,452	49	0.10%
Savings and insured money market deposits	579,763	475	0.17%	441,152	407	0.19%
Time deposits	234,994	516	0.44%	230,930	763	0.67%
FHLB advances and securities sold under agreements to repurchase	55,394	802	2.92%	59,047	818	2.79%
Total interest-bearing liabilities	995,017	1,842	0.37%	829,581	2,037	0.50%

Non-interest-bearing liabilities:
Demand deposits	350,958			294,302
Other liabilities	8,744			10,459
Total liabilities	1,354,719			1,134,342
Shareholders' equity	141,693			133,592
Total	$1,496,412			$1,267,934
Fully taxable equivalent net interest income		24,454			23,418
Net interest rate spread(1)			3.44%			3.89%
Net interest margin, fully taxable equivalent (2)			3.55%			4.04%
Taxable equivalent adjustment		346			374
Net interest income		$24,108			$23,044

(1)  Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average earning assets.

Changes Due to Volume and Rate

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  Table 7 illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the six month periods ended June 30, 2014 and 2013.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  In addition, average earning assets include non-accrual loans and taxable equivalent adjustments were made.

TABLE 7. RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Six Months Ended June 30, 2014 vs. 2013
	Increase/(Decrease)
	Total	Due to	Due to
(in thousands of dollars)	Change	Volume	Rate
Interest and dividends earned on:
Loans	$253	$2,497	$(2,244)
Taxable investment securities	653	950	(297)
Tax-exempt investment securities	(90)	(43)	(47)
Interest-bearing deposits	25	25	-
Total earning assets	$841	$3,429	$(2,588)

Interest paid on:
Interest-bearing demand deposits	$-	$12	$(12)
Savings and insured money market deposits	67	117	(50)
Time deposits	(247)	13	(260)
FHLB advances and securities sold under agreements to repurchase	(15)	(53)	38
Total interest-bearing liabilities	$(195)	$89	$(284)
Net interest income	$1,036	$3,340	$(2,304)

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2014 totaled $1.7 million compared with $0.9 million for the six months ended June 30, 2013.  The increase in the allowance for loan losses was due primarily to the establishment of $0.6 million in additional specific reserves on five acquired commercial loans and growth in the loan portfolio.  Net charge-offs for the six months ended June 30, 2014 were $0.9 million compared with net recoveries of less than $0.1 million for the same period in the prior year.

Non-Interest Income

Non-interest income for the six months ended June 30, 2014 totaled $10.4 million, an increase of $1.9 million, or 22.0%, compared with $8.5 million for the same period in the prior year.  The increase was due primarily to a $0.5 million net gain on securities transactions, increases of $0.4 million in service charges on deposit accounts attributable to branches acquired in the fourth quarter of 2013, $0.2 million in Wealth Management fee income, and a gain of $0.5 million from the liquidation of the Corporation's investment in a pool of trust preferred securities.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2014 totaled $26.9 million, an increase of $3.8 million, or 16.5%, compared with $23.1 million for the same period in the prior year.  The increase was due primarily to increases of $0.9 in salaries and wages, $0.8 million in occupancy expense, $0.7 million in data processing costs, $0.3 million in furniture and equipment expense, $0.2 million in amortization of intangible assets, and $0.4 million in other non-interest expense.  The majority of the increase in non-interest expense was due to operating expenses directly related to the branches acquired in the fourth quarter of 2013.

Income Taxes

Income tax expense for the six months ended June 30, 2014 totaled $1.8 million, a decrease of $0.7 million, compared with $2.5 million for the same period in the prior year.  Income tax expense reflects an effective tax rate of 31.3% for the six months ended June 30, 2014 compared with 32.8% for the same period in the prior year.  The decrease in the effective tax rate was due primarily to lower pre-tax income and an increase in the relative percentage of tax exempt income to pre-tax income.

Comparison of Three Months Ended June 30, 2014 and 2013

Net Income

Net income for the three months ended June 30, 2014 was $1.9 million, a decrease of $0.8 million, or 27.3%, compared with $2.7 million for the three months ended June 30, 2013.  Earnings per share for the three months ended June 30, 2014 was $0.41 compared with $0.57 for the three months ended June 30, 2013.  Return on average assets and return on average equity for the three months ended June 30, 2014 were 0.51% and 5.44%, respectively, compared with 0.84% and 7.92%, respectively, for the same period in the prior year.

The decrease in net income for the three months ended June 30, 2014 was due primarily to increases of $2.2 million in non-interest expense and $0.7 million in the provision for loan losses.  These items were partially offset by increases of $0.7 million in net interest income and $0.9 million in non-interest income, and a reduction of $0.4 million in income taxes.

Net Interest Income

Net interest income, which is the difference between the income we receive on interest-earning assets, such as loans and securities and the interest we pay on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation's earnings.

Net interest income for the three months ended June 30, 2014 totaled $12.1 million, an increase of $0.8 million, or 6.6%, compared with $11.3 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.51% for the three months ended June 30, 2014 compared with 3.93% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $226.3 million in interest-earning assets related to the branch acquisition in the fourth quarter of 2013.  The decline in net interest margin was due in part to a 51 basis point decrease in the yield on interest-earning assets, partially offset by a 11 basis point decline in the cost of funds and the increase in interest-earning assets.  The decrease in yield on interest-earning assets was attributable to a 39 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Average Consolidated Balance Sheet and Interest Analysis

Table 8 sets forth certain information related to the Corporation's average consolidated balance sheets and its consolidated statements of income for the three month periods ended June 30, 2014 and 2013.  Table 8 also reflects the average yield on assets and average cost of liabilities for the three month periods ended June 30, 2014 and 2013.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

TABLE 8. AVERAGE BALANCES AND YIELDS
Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential
(in thousands of dollars)	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$1,047,181	$11,480	4.40%	$929,439	$11,089	4.79%
Taxable securities	270,867	1,284	1.90%	185,728	1,005	2.17%
Tax-exempt securities	42,392	377	3.57%	43,205	410	3.81%
Interest-bearing deposits	39,734	25	0.25%	15,490	10	0.25%
Total earning assets	1,400,174	13,166	3.77%	1,173,862	12,514	4.28%

Non-earning assets:
Cash and due from banks	25,454			22,042
Premises and equipment, net	29,569			24,934
Other assets	50,625			46,803
Allowance for loan losses	(13,109)			(10,906)
AFS valuation allowance	11,440			12,737
Total	$1,504,153			$1,269,472

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$123,249	24	0.08%	$93,210	23	0.10%
Savings and insured money market deposits	589,909	246	0.17%	449,434	208	0.19%
Time deposits	231,157	247	0.43%	228,324	364	0.64%
FHLB advances and securities sold under agreements to repurchase	55,179	404	2.93%	58,892	410	2.80%
Total interest-bearing liabilities	999,494	921	0.37%	829,860	1,005	0.49%

Non-interest-bearing liabilities:
Demand deposits	353,844			294,680
Other liabilities	8,497			10,540
Total liabilities	1,361,835			1,135,080
Shareholders' equity	142,318			134,392
Total	$1,504,153			$1,269,472
Fully taxable equivalent net interest income		12,245			11,509
Net interest rate spread(1)			3.40%			3.79%
Net interest margin, fully taxable equivalent (2)			3.51%			3.93%
Taxable equivalent adjustment		170			181
Net interest income		$12,075			$11,328

(1)  Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average earning assets.

Changes Due to Volume and Rate

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  Table 9 illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the three month periods ended June 30, 2014 and 2013.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  In addition, average earning assets include non-accrual loans and taxable equivalent adjustments were made.

TABLE 9. RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2014 vs. 2013
	Increase/(Decrease)
	Total	Due to	Due to
(in thousands of dollars)	Change	Volume	Rate
Interest and dividends earned on:
Loans	$391	$1,336	$(945)
Taxable investment securities	279	416	(137)
Tax-exempt investment securities	(33)	(7)	(26)
Interest-bearing deposits	15	15	-
Total earning assets	$652	$1,760	$(1,108)

Interest paid on:
Interest-bearing demand deposits	$1	$7	$(6)
Savings and insured money market deposits	38	60	(22)
Time deposits	(117)	4	(121)
FHLB advances and securities sold under agreements to repurchase	(6)	(25)	19
Total interest-bearing liabilities	$(84)	$46	$(130)
Net interest income	$736	$1,714	$(978)

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2014 totaled $1.1 million compared with $0.5 million for the three months ended June 30, 2013.  The increase in the allowance for loan losses was due primarily to the establishment of $0.6 million in additional specific reserves on five acquired commercial loans and growth in the loan portfolio.  Net charge-offs for the current quarter were $0.6 million compared with net recoveries of less than $0.1 million for the same period in the prior year.

Non-Interest Income

Non-interest income for the three months ended June 30, 2014 totaled $5.4 million, an increase of $0.9 million, or 20.8%, compared with $4.5 million for the same period in the prior year.  The increase was due primarily to a $0.5 million net gain on securities transactions and increases of $0.2 million in service charges on deposit accounts, and $0.1 million in Wealth Management fee income.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2014 totaled $13.6 million, an increase of $2.2 million, or 19.2%, compared with $11.4 million for the same period in the prior year.  The increase was due primarily to increases of $0.6 million in salaries and wages, $0.3 million in occupancy expense, $0.3 million in data processing costs, $0.2 million in professional fees and $0.1 million in amortization of intangible assets.  These increases were attributable to the branches acquired in the fourth quarter of 2013.

Income Taxes

Income tax expense for the three months ended June 30, 2014 totaled $0.9 million, a decrease of $0.4 million, compared with $1.3 million for the same period in the prior year.  Income tax expense reflects an effective tax rate of 31.0% for the three months ended June 30, 2014 compared with 33.0% for the same period in the prior year.  The decrease in the effective tax rate was due primarily to lower pre-tax income and an increase in the relative percentage of tax exempt income to pre-tax income.

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

The Corporation's primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and credit quality of earning assets.

The Corporation's objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.  The Corporation's Asset/Liability Committee ("ALCO") has the strategic responsibility for setting the policy guidelines on acceptable exposure to interest rate risk.  These guidelines contain specific measures and limits regarding the risks, which are monitored on a regular basis.  The ALCO is made up of the president and chief executive officer, the chief financial officer, the asset liability management officer, and other officers representing key functions.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At June 30, 2014, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.63% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 8.25%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.72% and 12.31%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation's capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At June 30, 2014, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation's capital account by 10.02% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 2.76%.  Both are within the Corporation's policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation's capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation's capital of 5.03% and 4.62%, respectively.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the six months ended June 30, 2014.

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

ITEM 4:                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2014 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are not effective as a result of the material weakness that existed in the Corporation's internal control over financial reporting as previously described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

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

In response to the material weakness, during the quarter ended March 31, 2014, the Corporation improved its process of identifying and evaluating trouble debt restructurings in order to remediate the material weakness.  The Corporation has provided additional guidance and strengthened processes regarding the identification and evaluation of trouble debt restructurings, within our loan underwriting and credit administration functions, and provided additional training to our loan underwriting and credit administration staff.  Additionally, the Corporation's internal audit personnel will be sampling and testing transactions related to troubled debt restructurings as a part of the Corporation's internal audit plan for 2014.

The remediation of the material weakness described above is ongoing.  Management believes that its efforts, when fully implemented, will be effective in remediating the material weakness by the end of 2014.  In addition, management will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for 2014.  Management remains committed to a strong internal control environment.

Except for the material weakness noted above, there have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
	For information related to this item, please see Note 8 to the Corporation's financial statements included herein.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/14-4/30/14	-	$-	-	121,906
5/1/14-5/31/14	-	$-	-	121,906
6/1/14-6/30/14	-	$-	-	121,906
Quarter ended 6/30/14	-	$-	-	121,906
(1) On December 19, 2012, the Corporation's Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. As of June 30, 2014, a total of 3,094 shares had been purchased under this plan.

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

3.4  Amended and Restated Bylaws of the Registrant, as amended to February 26, 2014. (Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2014 and incorporated herein by reference).

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 8, 2014	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: August 8, 2014	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are either filed with this Form 10-Q or are incorporated herein by reference. The Corporation's Securities Exchange Act File number is 000-13888

3.1  Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984.  (Filed as Exhibit 3.1 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

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

3.4  Amended and Restated Bylaws of the Registrant, as amended to February 26, 2014. (Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2014 and incorporated herein by reference).

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