Form 10-Q
period 2014-09-30
CHEMUNG FINANCIAL CORP
filed 2014-11-17
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2014
Or
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
        YES:    _X__       NO: ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
             YES:     _X  _    NO: __ __

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
YES:            NO:  X

The number of shares of the registrant's common stock, $.01 par value, outstanding on November 14, 2014 was 4,618,839.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS AND ABBREVIATIONS

To assist the reader the Corporation has provided the following list of commonly used acronyms and abbreviations included in the Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ASU	Accounting Standards Update
BANK	Chemung Canal Trust Company
CDO	Collateralized Debt Obligation
CORPORATION	Chemung Financial Corporation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
FREDDIE MAC	Federal Home Loan Mortgage Corporation
GAAP	United States Generally Accepted Accounting Principles
OTTI	Other-Than-Temporary Impairment
PCI	Purchased Credit Impaired
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring

PART I. FINANCIAL INFORMATION Item 1: Financial Statements-Unaudited
CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(dollars in thousands, except per share data)	September 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$31,957	$31,600
Interest-bearing deposits in other financial institutions	3,069	20,009
Total cash and cash equivalents	35,026	51,609

Trading assets, at fair value	483	366

Securities available for sale, at estimated fair value	288,097	346,016
Securities held to maturity, estimated fair value of $5,821 at September 30, 2014 and $6,930 at December 31, 2013	5,430	6,495
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	4,362	4,482
Loans, net of deferred origination fees and costs, and unearned income	1,114,182	995,866
Allowance for loan losses	(13,151)	(12,776)
Loans, net	1,101,031	983,090
Loans held for sale	1,167	695
Premises and equipment, net	32,431	30,039
Goodwill	21,824	21,824
Other intangible assets, net	5,384	6,377
Bank owned life insurance	2,744	2,796
Accrued interest and other assets	25,578	22,354
Total assets	$1,523,557	$1,476,143

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$372,916	$351,222
Interest-bearing	938,083	915,034
Total deposits	1,310,999	1,266,256
Securities sold under agreements to repurchase	30,981	32,701
Federal Home Loan Bank term advances	24,086	25,243
Long term capital lease obligations	3,039	-
Dividends payable	1,201	1,195
Accrued interest payable and other liabilities	13,690	12,170
Total liabilities	1,383,996	1,337,565

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2014 and December 31, 2013	53	53
Additional-paid-in-capital	45,555	45,399
Retained earnings	111,105	111,031
Treasury stock, at cost (691,237 shares at September 30, 2014; 707,674 shares at December 31, 2013)	(17,640)	(18,060)
Accumulated other comprehensive income	488	155
Total shareholders' equity	139,561	138,578
Total liabilities and shareholders' equity	$1,523,557	$1,476,143
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
	Nine months ended		Three months ended
(dollars in thousands, except per share data)	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$34,590	$33,605	$11,973	$11,245
Taxable securities	3,889	3,120	1,122	1,003
Tax exempt securities	752	845	230	258
Interest-bearing deposits	59	21	16	3
Total interest and dividend income	39,290	37,591	13,341	12,509
Interest Expense:
Deposits	1,550	1,791	511	571
Securities sold under agreements to repurchase	634	645	214	214
Borrowed funds	572	594	190	207
Total interest expense	2,756	3,030	915	992
Net interest income	36,534	34,561	12,426	11,517
Provision for loan losses	2,330	1,755	589	874
Net interest income after provision for loan losses	34,204	32,806	11,837	10,643
Other operating income:
Wealth management group fee income	5,816	5,448	1,943	1,813
Service charges on deposit accounts	3,962	3,377	1,381	1,222
Net gain on security transactions	522	1	-	-
Net gain on sales of loans held for sale	209	425	84	134
Net (losses) gains on sales of other real estate owned	(40)	33	4	17
Income from bank owned life insurance	59	63	20	21
Other	4,828	3,500	1,554	1,144
Total other operating income	15,356	12,847	4,986	4,351

Other operating expense:
Salaries and wages	15,653	14,138	5,344	4,721
Pension and other employee benefits	4,132	4,161	1,294	1,372
Net occupancy expenses	5,174	4,016	1,721	1,315
Furniture and equipment expenses	2,052	1,600	707	514
Data processing expense	4,383	3,433	1,488	1,192
Professional services	911	713	268	188
Legal settlement	4,250	-	4,250	-
Amortization of intangible assets	993	663	324	214
Marketing and advertising expenses	879	782	255	297
Other real estate owned expenses	154	138	22	75
FDIC insurance	814	625	271	206
Loan expense	564	538	269	217
Merger and acquisition related expenses	115	217	-	202
Other	4,611	3,904	1,550	1,300
Total operating expenses	44,685	34,928	17,763	11,813
Income (loss) before income tax expense	4,875	10,725	(940)	3,181
Income tax expense (benefit)	1,199	3,479	(621)	1,002
Net income (loss)	$3,676	$7,246	$(319)	$2,179
Weighted average shares outstanding	4,681	4,658	4,684	4,660
Basic and diluted earnings (loss) per share	$0.79	$1.56	$(0.07)	$0.47
See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013

Net income (loss)	$3,676	$7,246	$(319)	$2,179

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	635	(1,901)	(1,380)	1,404
Reclassification adjustment gains realized in net income	(522)	(1)	-	-
Net unrealized gains (losses)	113	(1,902)	(1,380)	1,404
Tax effect	43	(731)	(531)	540
Net of tax amount	70	(1,171)	(849)	864

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service costs	(66)	(63)	(22)	(21)
Reclassification adjustment for amortization of net actuarial loss	499	1,202	169	401
Total before tax effect	433	1,139	147	380
Tax effect	170	438	60	146
Net of tax amount	263	701	87	234

Total other comprehensive income (loss)	333	(470)	(762)	1,098

Comprehensive income (loss)	$4,009	$6,776	$(1,081)	$3,277

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)
(dollars in thousands except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2012	$53	$45,357	$107,078	$(18,566)	$(2,807)	$131,115
Net income	-	-	7,246	-	-	7,246
Other comprehensive loss	-	-	-	-	(470)	(470)
Restricted stock awards	-	106	-	-	-	106
Restricted stock units for directors' deferred compensation plan	-	74	-	-	-	74
Cash dividends declared ($.78 per share)	-	-	(3,584)	-	-	(3,584)
Distribution of 7,969 shares of treasury stock for directors' compensation	-	14	-	203	-	217
Distribution of 4,116 shares of treasury stock for employee compensation	-	7	-	105	-	112
Distribution of 3,356 shares of treasury stock for deferred directors' compensation	-	(75)	-	86	-	11
Purchase of 3,094 shares of treasury stock	-	-	-	(93)	-	(93)
Sale of 2,369 shares of treasury stock	-	11	-	60	-	71
Forfeit 1,797 shares of restricted stock awards	-	61	-	(61)	-	-
Balances at September 30, 2013	$53	$45,555	$110,740	$(18,266)	$(3,277)	$134,805

Balances at December 31, 2013	$53	$45,399	$111,031	$(18,060)	$155	$138,578
Net income	-	-	3,676	-	-	3,676
Other comprehensive income	-	-	-	-	333	333
Restricted stock awards	-	112	-	-	-	112
Restricted stock units for directors' deferred compensation plan	-	71	-	-	-	71
Distribution of 990 shares of treasury stock granted for employee restricted stock awards, net	-	(26)	-	26	-	-
Cash dividends declared ($.78 per share)	-	-	(3,602)	-	-	(3,602)
Distribution of 8,385 shares of treasury stock for directors' compensation	-	59	-	214	-	273
Distribution of 3,467 shares of treasury stock for deferred directors' compensation	-	(85)	-	88	-	3
Distribution of 3,595 shares of treasury stock for employee compensation	-	25	-	92	-	117
Balances at September 30, 2014	$53	$45,555	$111,105	$(17,640)	$488	$139,561

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net income	$3,676	$7,246
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	993	663
Provision for loan losses	2,330	1,755
Depreciation and amortization of fixed assets	2,765	2,233
Amortization of premiums on securities, net	1,808	1,693
Gains on sales of loans held for sale, net	(209)	(425)
Proceeds from sales of loans held for sale	9,447	15,383
Loans originated and held for sale	(9,710)	(14,767)
Net gains on trading assets	(32)	(27)
Net gains on securities transactions	(522)	(1)
Proceeds from sales of trading assets	7	112
Purchase of trading assets	(92)	(50)
Net loss (gain) on sales of other real estate owned	40	(33)
Increase in other assets	(475)	(1,344)
Decrease in prepaid FDIC assessment	-	1,970
Decrease in accrued interest payable	(61)	(114)
Expense related to restricted stock units for directors' deferred compensation plan	71	74
Expense related to employee stock compensation	117	112
Expense related to employee stock awards	112	106
Increase in other liabilities	2,077	398
Proceeds from bank owned life insurance	111	-
Income from bank owned life insurance	(59)	(63)
Net cash provided by operating activities	12,394	14,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	55,610	10,534
Proceeds from maturities and principal collected on securities available for sale	19,437	36,204
Proceeds from maturities and principal collected on securities held to maturity	3,022	5,379
Purchases of securities available for sale	(18,301)	(69,921)
Purchases of securities held to maturity	(1,957)	(6,174)
Purchase of FHLB and FRBNY stock	(1,103)	(8,915)
Redemption of FHLB and FRBNY stock	1,223	6,901
Purchases of premises and equipment	(2,118)	(1,835)
Proceeds from sales of other real estate owned	284	137
Net increase in loans	(123,345)	(74,553)
Net cash used by investing activities	(67,248)	(102,243)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	77,980	58,463
Net decrease in time deposits	(33,237)	(14,752)
Net decrease in securities sold under agreements to repurchase	(1,720)	(2,211)
Increase of FHLB overnight advances	-	49,100
Repayments of FHLB long term advances	(1,157)	(1,179)
Purchase of treasury stock	-	(93)
Sale of treasury stock	-	71
Cash dividends paid	(3,595)	(2,389)
Net cash provided by financing activities	38,271	87,010
Net decrease in cash and cash equivalents	(16,583)	(312)
Cash and cash equivalents, beginning of period	51,609	40,241
Cash and cash equivalents, end of period	$35,026	$39,929

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,817	$3,143
Income taxes	$1,846	$4,310
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$3,074	$103
Dividends declared, not yet paid	$1,201	$1,195
Assets acquired through long term capital lease obligations	$3,039	$-
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

Recent Accounting Pronouncements

In January 2014 the FASB issued ASU 2014-04, an amendment to Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate and Collateralized Consumer Mortgage Loans upon Foreclosure.  The objective of this ASU is to improve reporting by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable is derecognized and the real estate property recognized. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Corporation will adopt all provisions of this ASU as of January 1, 2015.  The adoption of this guidance is not expected to have a material impact on the Corporation's consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09, an amendment to Revenue from Contracts with Customers (Topic 606).  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Corporation will adopt all provisions of this ASU as of January 1, 2017. We are currently evaluating the potential impact on our consolidated financial statements.

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

In August 2014 the FASB issued ASU 2014-15, an amendment to Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  The objective of this ASU is to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Corporation will adopt all provisions of this ASU as of the December 31, 2015 annual period and interim periods beginning in 2016.

NOTE 2                                        EARNINGS (LOSS)  PER COMMON SHARE (shares in thousands)

Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors' restricted stock units and directors' stock compensation, are considered outstanding and are included in the computation of basic earnings (loss)  per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.    Earnings (loss) per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings (loss) per share were computed by dividing net income (loss) by 4,681 and 4,658 weighted average shares outstanding for the nine-month periods ended September 30, 2014 and 2013, respectively.  Earnings (loss) per share were computed by dividing net income (loss) by 4,684 and 4,660 weighted average shares outstanding for the three-month periods ended September 30, 2014 and 2013, respectively.  There were no dilutive common stock equivalents during the three or nine-month periods ended September 30, 2014 or 2013.

NOTE 3                                        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$175,960	$1,499	$244	$177,215
Mortgage-backed securities, residential	63,858	793	80	64,571
Collateralized mortgage obligations	457	7	-	464
Obligations of states and political subdivisions	32,710	982	12	33,680
Corporate bonds and notes	1,505	38	4	1,539
SBA loan pools	1,340	12	3	1,349
Trust preferred securities	1,904	121	-	2,025
Corporate stocks	433	6,823	2	7,254
Total	$278,167	$10,275	$345	$288,097

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$187,098	$1,915	$907	$188,106
Mortgage-backed securities, residential	104,069	1,036	749	104,356
Collateralized mortgage obligations	1,001	14	-	1,015
Obligations of states and political subdivisions	37,339	1,059	22	38,376
Corporate bonds and notes	2,879	76	9	2,946
SBA loan pools	1,471	17	-	1,488
Trust preferred securities	1,898	136	-	2,034
Corporate stocks	444	7,253	2	7,695
Total	$336,199	$11,506	$1,689	$346,016

Amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,774	$382	$-	$5,156
Time deposits with other financial institutions	656	9	-	665
Total	$5,430	$391	$-	$5,821

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,472	$419	$-	$5,891
Time deposits with other financial institutions	1,023	16	-	1,039
Total	$6,495	$435	$-	$6,930

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (dollars in thousands):

	September 30, 2014
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$26,690	$27,044	$1,931	$1,960
After One, But Within Five Years	178,884	180,813	2,347	2,547
After Five, But Within Ten Years	6,505	6,602	1,152	1,314
	212,079	214,459	5,430	5,821
Mortgage-backed securities, residential	63,858	64,571	-	-
Collateralized mortgage obligations	457	464	-	-
SBA loan pools	1,340	1,349	-	-
Total	$277,734	$280,843	$5,430	$5,821

The proceeds from sales and calls of securities resulting in gains or losses at September 30, 2014 and September 30, 2013 are listed below (dollars in thousands):

	2014	2013
Proceeds	$55,610	$10,534
Gross gains	$522	$1
Gross losses	$-	$-
Tax expense	$201	$-

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position (dollars in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$45,511	$159	$15,698	$85	$61,209	$244
Mortgage-backed securities, residential	22,875	80	-	-	22,875	80
Obligations of states and political subdivisions	3,608	11	326	-	3,934	11
Corporate bonds and notes	-	-	242	5	242	5
SBA loan pools	605	3	-	-	605	3
Corporate stocks	-	-	2	2	2	2
Total temporarily impaired securities	$72,599	$253	$16,268	$92	$88,867	$345

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$83,840	$867	$1,978	$39	$85,818	$906
Mortgage-backed securities, residential	63,115	750	-	-	63,115	750
Obligations of states and political subdivisions	4,589	22	-	-	4,589	22
Corporate bonds and notes	238	9	-	-	238	9
Corporate stocks	-	-	2	2	2	2
Total temporarily impaired securities	$151,782	$1,648	$1,980	$41	$153,762	$1,689

Other-Than-Temporary Impairment

As of September 30, 2014, the majority of the Corporation's unrealized losses in the investment securities portfolio related to obligations of U.S. Government and U.S. Government sponsored enterprises and mortgage-backed securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $500 thousand in other operating income during the first quarter of 2014.  The Corporation does not own any other CDO's in its investment securities portfolio.

The tables below present a roll forward of the cumulative credit losses recognized in earnings for the three and nine-month periods ending September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Beginning balance, January 1,	$1,939	$3,506
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Reductions for previous credit losses realized in securities liquidated during the period	(1,939)	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, September 30,	$-	$3,506

	2014	2013
Beginning balance, July 1,	$-	$3,506
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Reductions for previous credit losses realized in securities liquidated during the period	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, September 30,	$-	$3,506

NOTE 4                                        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Commercial and agricultural:
Commercial and industrial	$164,984	$144,787
Agricultural	868	576
Commercial mortgages:
Construction	46,981	27,440
Commercial mortgages	388,185	345,707
Residential mortgages	192,870	195,997
Consumer loans:
Credit cards	1,621	1,756
Home equity lines and loans	100,991	95,905
Indirect consumer loans	196,603	164,846
Direct consumer loans	21,079	18,852
Total loans, net of deferred origination fees and costs, and unearned income	$1,114,182	$995,866
Interest receivable on loans	2,512	2,597
Total recorded investment in loans	$1,116,694	$998,463

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine-month periods ending September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended
	September 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$-	$12,776
Charge Offs:	(415)	(1,236)	(97)	(1,191)	-	(2,939)
Recoveries:	331	118	28	507	-	984
Net recoveries (charge offs)	(84)	(1,118)	(69)	(684)	-	(1,955)
Provision	(183)	1,200	(16)	1,329	-	2,330
Ending balance	$1,712	$6,325	$1,432	$3,682	$-	$13,151

	Nine Months Ended
	September 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,708	$4,428	$1,565	$2,706	$26	$10,433
Charge Offs:	(186)	(44)	(53)	(910)	-	(1,193)
Recoveries:	454	53	65	289	-	861
Net recoveries (charge offs)	268	9	12	(621)	-	(332)
Provision	82	976	(25)	748	(26)	1,755
Ending balance	$2,058	$5,413	$1,552	$2,833	$-	$11,856

	Three Months Ended
	September 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,749	$6,912	$1,498	$3,473	$-	$13,632
Charge Offs:	(60)	(878)	(90)	(415)	-	(1,443)
Recoveries:	138	35	-	200	-	373
Net recoveries (charge offs)	78	(843)	(90)	(215)	-	(1,070)
Provision	(115)	256	24	424	-	589
Ending balance	$1,712	$6,325	$1,432	$3,682	$-	$13,151

	Three Months Ended
	September 30, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,879	$5,134	$1,515	$2,792	$-	$11,320
Charge Offs:	(167)	(44)	-	(512)	-	(723)
Recoveries:	158	34	27	166	-	385
Net recoveries (charge-offs)	(9)	(10)	27	(346)	-	(338)
Provision	188	289	10	387	-	874
Ending balance	$2,058	$5,413	$1,552	$2,833	$-	$11,856

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$68	$188	$-	$1	$-	$257
Collectively evaluated for impairment	1,644	5,199	1,419	3,681	-	11,943
Loans acquired with deteriorated credit quality	-	938	13	-	-	951
Total ending allowance balance	$1,712	$6,325	$1,432	$3,682	$-	$13,151

	December 31, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$576	$466	$-	$4	$-	$1,046
Collectively evaluated for impairment	1,403	4,407	1,497	3,033	-	10,340
Loans acquired with deteriorated credit quality	-	1,370	20	-	-	1,390
Total ending allowance balance	$1,979	$6,243	$1,517	$3,037	$-	$12,776

	September 30, 2014
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,318	$12,477	$108	$124	$14,027
Loans collectively evaluated for impairment	164,288	418,721	193,020	320,868	1,096,897
Loans acquired with deteriorated credit quality	607	4,917	246	-	5,770
Total ending loans balance	$166,213	$436,115	$193,374	$320,992	$1,116,694

	December 31, 2013
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,946	$10,703	$117	$131	$13,897
Loans collectively evaluated for impairment	142,108	354,636	196,147	281,979	974,870
Loans acquired with deteriorated credit quality	678	8,757	261	-	9,696
Total ending loans balance	$145,732	$374,096	$196,525	$282,110	$998,463

The following tables present loans individually evaluated for impairment recognized by class of loans as of September 30, 2014 and December 31, 2013, the average recorded investment and interest income recognized by class of loans as of the three and nine-month periods ended September 30, 2014 and 2013 (dollars in thousands):
	September 30, 2014			December 31, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,247	$1,250	$-	$1,906	$1,909	$-
Commercial mortgages:
Construction	1,936	1,919	-	2,329	2,319	-
Commercial mortgages	9,437	9,331	-	7,406	7,439	-
Residential mortgages	108	108	-	117	117	-
Consumer loans:
Home equity lines and loans	67	69	-	71	73	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	68	68	68	1,037	1,037	576
Commercial mortgages:
Commercial mortgages	1,237	1,227	188	951	945	466
Consumer loans:
Home equity lines and loans	55	55	1	58	58	4
Total	$14,155	$14,027	$257	$13,875	$13,897	$1,046

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013		Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,566	$26	$1,529	$52	$1,309	$11	$1,599	$17
Commercial mortgages:
Construction	2,231	76	3,626	64	1,924	26	2,576	22
Commercial mortgages	6,806	211	5,629	184	7,909	82	5,564	66
Residential mortgages	114	-	127	-	110	-	124	-
Consumer loans:
Home equity lines and loans	72	2	41	2	69	1	60	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	784	-	640	-	144	-	819	-
Commercial mortgages:
Commercial mortgages	912	-	847	-	1,233	-	1,333	-
Consumer loans:
Home equity lines and loans	58	3	43	2	56	1	58	1
Direct consumer loans	-	-	4	-	-	-	-	-
Total	$12,543	$318	$12,486	$304	$12,754	$121	$12,133	$107
Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$164,207	$206	$-	$607	$324	$165,344
Agricultural	869	-	-	-	-	869
Commercial mortgages:
Construction	44,710	-	1,447	774	152	47,083
Commercial mortgages	378,459	2,542	1,077	4,143	2,811	389,032
Residential mortgages	187,777	2,219	-	246	3,132	193,374
Consumer loans:
Credit cards	1,601	17	3	-	-	1,621
Home equity lines and loans	100,153	608	-	-	465	101,226
Indirect consumer loans	195,291	1,426	-	-	286	197,003
Direct consumer loans	21,042	61	-	-	39	21,142
Total	$1,094,109	$7,079	$2,527	$5,770	$7,209	$1,116,694
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2014.

December 31, 2013	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$143,100	$29	$-	$678	$1,348	$145,155
Agricultural	577	-	-	-	-	577
Commercial mortgages:
Construction	24,742	-	1,454	774	540	27,510
Commercial mortgages	335,123	1,138	-	7,983	2,342	346,586
Residential mortgages	187,448	5,458	-	261	3,358	196,525
Consumer loans:
Credit cards	1,729	9	19	-	-	1,757
Home equity lines and loans	95,349	150	-	-	635	96,134
Indirect consumer loans	163,810	1,235	-	-	249	165,294
Direct consumer loans	18,830	50	-	-	45	18,925
Total	$970,708	$8,069	$1,473	$9,696	$8,517	$998,463
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

Troubled Debt Restructurings:

A modification of a loan may result in classification as a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan.

As of September 30, 2014 and December 31, 2013, the Corporation has a recorded investment in troubled debt restructurings of $8.7 million and $7.9 million, respectively.  There were specific reserves of less than $0.1 million and $0.3 million allocated for troubled debt restructurings at September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014, troubled debt restructurings totaling $8.1 million were accruing interest under the modified terms and $0.6 million were on non-accrual status.  As of December 31, 2013, troubled debt restructurings totaling $6.8 million were accruing interest under the modified terms and $1.1 million were on non-accrual status.  The Corporation has committed to lend additional amounts totaling up to less than $0.1 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ended September 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings.  The modification of terms of such loans included one or a combination of the following: a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

Nine months ended September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	3	$908	$908
Commercial mortgages:
Commercial mortgages	3	2,236	2,192
Total	6	$3,144	$3,100

Nine months ended September 30, 2013
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$841	$841
Commercial mortgages:
Commercial mortgages	1	133	133
Consumer loans:
Home equity lines and loans	3	134	134
Total	8	$1,108	$1,108

The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in less than $0.1 million in charge offs during the nine months ended September 30, 2014.  The troubled debt restructurings described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge offs during the nine months ended September 30, 2013.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the nine months ending September 30, 2014 or September 30, 2013, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

Three months ended September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$405	$405
Commercial mortgages:
Commercial mortgages	1	1,869	1,869
Total	3	$2,274	$2,274

Three months ended September 30, 2013
Troubled debt restructurings:
Consumer loans:
Home equity lines and loans	1	$31	$31
Total	1	$31	$31

The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in no charge offs during the three months ended September 30, 2014.  The troubled debt restructurings described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge offs during the three months ended September 30, 2013.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the three months ending September 30, 2014 or September 30, 2013, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of September 30, 2014 and December 31, 2013, the risk category of the recorded investment of loans by class of loans is as follows (dollars in thousands):

	September 30, 2014
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$-	$154,618	$607	$6,671	$3,380	$68	$165,344
Agricultural	-	869	-	-	-	-	869
Commercial mortgages:
Construction	-	42,829	774	3,328	152	-	47,083
Commercial mortgages	-	362,160	4,143	12,088	10,491	150	389,032
Residential mortgages	189,739	-	246	-	3,389	-	193,374
Consumer loans:
Credit cards	1,621	-	-	-	-	-	1,621
Home equity lines and loans	100,761	-	-	-	465	-	101,226
Indirect consumer loans	196,717	-	-	-	286	-	197,003
Direct consumer loans	21,103	-	-	-	39		21,142
Total	$509,941	$560,476	$5,770	$22,087	$18,202	$218	$1,116,694

	December 31, 2013
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$-	$133,615	$678	$5,117	$4,724	$1,021	$145,155
Agricultural	-	577	-	-	-	-	577
Commercial mortgages:
Construction	-	23,087	774	2,783	866	-	27,510
Commercial mortgages	-	313,956	7,983	13,611	11,036	-	346,586
Residential mortgages	192,995	-	261	-	3,269	-	196,525
Consumer loans
Credit cards	1,757	-	-	-	-	-	1,757
Home equity lines and loans	95,422	-	-	-	712	-	96,134
Indirect consumer loans	165,045	-	-	-	249	-	165,294
Direct consumer loans	18,880	-	-	-	45	-	18,925
Total	$474,099	$471,235	$9,696	$21,511	$20,901	$1,021	$998,463

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$190,242	$1,621	$100,761	$196,717	$21,103
Non-Performing	3,132	-	465	286	39
Total	$193,374	$1,621	$101,226	$197,003	$21,142

	December 31, 2013
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,167	$1,757	$95,499	$165,045	$18,880
Non-Performing	3,358	-	635	249	45
Total	$196,525	$1,757	$96,134	$165,294	$18,925

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management's estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2014 to September 30, 2014 and July 1, 2014 to September 30, 2014 (dollars in thousands):

Nine months ended September 30, 2014	Balance at December 31, 2013	Income Accretion	All Other Adjustments	Balance at September 30, 2014
Contractually required principal and interest	$11,230	$-	$(4,359)	$6,871
Contractual cash flows not expected to be collected (non accretable discount)	(543)	-	(43)	(586)
Cash flows expected to be collected	10,687	-	(4,402)	6,285
Interest component of expected cash flows (accretable yield)	(991)	464	12	(515)
Fair value of loans acquired with deteriorating credit quality	$9,696	$464	$(4,390)	$5,770

Three months ended September 30, 2014	Balance at June 30, 2014	Income Accretion	All Other Adjustments	Balance at September 30, 2014
Contractually required principal and interest	$10,057	$-	$(3,186)	$6,871
Contractual cash flows not expected to be collected (non accretable discount)	(486)	-	(100)	(586)
Cash flows expected to be collected	9,571	-	(3,286)	6,285
Interest component of expected cash flows (accretable yield)	(673)	120	38	(515)
Fair value of loans acquired with deteriorating credit quality	$8,898	$120	$(3,248)	$5,770

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurement at September 30, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$177,215	$31,174	$146,041	$-
Mortgage-backed securities, residential	64,571	-	64,571	-
Collateralized mortgage obligations	464	-	464	-
Obligations of states and political subdivisions	33,680	-	33,680	-
Corporate bonds and notes	1,539	-	1,539	-
SBA loan pools	1,349	-	1,349	-
Trust Preferred securities	2,025	-	2,025	-
Corporate stocks	7,254	6,838	416	-
Total available for sale securities	$288,097	$38,012	$250,085	$-

Trading assets	$483	$483	$-	$-

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$188,106	$31,262	$156,844	$-
Mortgage-backed securities, residential	104,356	-	104,356	-
Collateralized mortgage obligations	1,015	-	1,015	-
Obligations of states and political subdivisions	38,376	-	38,376	-
Corporate bonds and notes	2,946	-	2,946	-
SBA loan pools	1,488	-	1,488	-
Trust Preferred securities	2,034	-	2,034	-
Corporate stocks	7,695	7,279	416	-
Total available for sale securities	$346,016	$38,541	$307,475	$-

Trading assets	$366	$366	$-	$-

There were no transfers between Level 1 and Level 2 during the nine-month period ending September 30, 2014 or the year ending December, 31, 2013.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurement at September 30, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,049	$-	$-	$1,049
Consumer loans:
Home equity lines and loans	54	-	-	54
Total Impaired Loans	$1,103	$-	$-	$1,103

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$3,117	$-	$-	$3,117
Consumer loans:
Home equity lines and loans	2	-	-	2
Total Other Real Estate Owned, net	$3,119	$-	$-	$3,119

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$460	$-	$-	$460
Commercial mortgages:
Commercial mortgages	485	-	-	485
Consumer loans:
Home equity lines and loans	54	-	-	54
Total Impaired Loans	$999	$-	$-	$999

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101	$-	$-	$101
Commercial mortgages:
Commercial mortgages	266	-	-	266
Residential mortgages	106	-	-	106
Consumer loans:
Home equity lines and loans	65	-	-	65
Total Other Real Estate Owned, net	$538	$-	$-	$538

The following table presents information related to Level 3 non-recurring fair value measurement at September 30, 2014 and December 31, 2013 (dollars in thousands):

Description	Fair Value at September 30, 2014	Technique	Unobservable Inputs
Impaired loans	$1,103	Third party appraisals	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$3,119	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2013	Technique	Unobservable Inputs
Impaired loans	$999	Third party appraisals	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$538	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.4 million with a valuation allowance of $0.3 million as of September 30, 2014, resulting in $0.1 million and $0.8 million decrease in the provision for loan losses for the three and nine-month periods ended September 30, 2014.  Impaired loans had a principal balance of $2.0 million, with a valuation allowance of $1.0 million as of December 31, 2013, resulting in an increase of $0.9 million in the provision for loan losses for the year ending December 31, 2013.

OREO is measured by the lower of cost or fair value less costs to sell.  The net carrying amount reflects the outstanding balance of $3.1 million with no valuation allowance at September 30, 2014, which resulted in no write downs during the three-month period ending September 30, 2014 and less than $0.1 million for the nine-month period ending September 30, 2014.  OREO had a net carrying amount of $0.5 million at December 31, 2013.  The net carrying amount reflects the outstanding balance of $0.7 million, net of a valuation allowance of $0.2 million, at December 31, 2013, which resulted in an immaterial write down for the year ending December 31, 2013.

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2014 and December 31, 2013, are as follows (dollars in thousands):
	Fair Value Measurements at September 30, 2014 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial Institutions	$31,957	$31,957	$-	$-	$31,957
Interest-bearing deposits in other financial institutions	3,069	3,069	-	-	3,069
Trading assets	483	483	-	-	483
Securities available for sale	288,097	38,012	250,085	-	288,097
Securities held to maturity	5,430	-	5,821	-	5,821
FHLBNY and FRBNY stock	4,362	-	-	-	N/	A
Loans, net	1,101,031	-	-	1,127,642	1,127,642
Loans held for sale	1,167	-	1,167	-	1,167
Accrued interest receivable	4,340	360	1,468	2,512	4,340
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,099,744	$1,099,744	$-	$-	$1,099,744
Time deposits	211,255	-	211,876	-	211,876
Securities sold under agreements to repurchase	30,981	-	32,144	-	32,144
FHLBNY term advances	24,086	-	24,994	-	24,994
Accrued interest payable	275	12	263	-	275
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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at September 30, 2014 and December 31, 2013.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

NOTE 6                                        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ending September 30, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Beginning of year	$21,824	$21,824
Acquired goodwill	-	-
Ending balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2014 and December 31, 2013 (dollars in thousands):

	At September 30, 2014		At December 31, 2013
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$3,054	$5,975	$2,338
Other customer relationship intangibles	5,633	3,170	6,063	3,323
Total	$11,608	$6,224	$12,038	$5,661

Aggregate amortization expense was $1.0 million and $0.7 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

The remaining estimated aggregate amortization expense at September 30, 2014 is listed below (dollars in thousands):

Year	Estimated Expense
2014	$318
2015	1,136
2016	986
2017	859
2018	734
2019 and thereafter	1,351
Total	$5,384

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (dollars in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2013	$6,043	$(5,888)	$155
Other comprehensive income before reclassification	391	-	391
Amounts reclassified from accumulated other comprehensive income	(321)	263	(58)
Net current period other comprehensive income	70	263	333
Balance at September 30, 2014	$6,113	$(5,625)	$488

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at June 30, 2014	$6,962	$(5,712)	$1,250
Other comprehensive (loss) before reclassification	(849)	-	(849)
Amounts reclassified from accumulated other comprehensive income	-	87	87
Net current period other comprehensive (loss) income	(849)	87	(762)
Balance at September 30, 2014	$6,113	$(5,625)	$488

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2012	$8,023	$(10,830)	$(2,807)
Other comprehensive loss before reclassification	(1,170)	-	(1,170)
Amounts reclassified from accumulated other comprehensive income	(1)	701	700
Net current period other comprehensive (loss) inocme	(1,171)	701	(470)
Balance at September 30, 2013	$6,852	$(10,129)	$(3,277)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at June 30, 2013	$5,988	$(10,363)	$(4,375)
Other comprehensive income before reclassification	864	-	864
Amounts reclassified from accumulated other comprehensive income	-	234	234
Net current period other comprehensive income	864	234	1,098
Balance at September 30, 2013	$6,852	$(10,129)	$(3,277)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than- temporary gains (losses) realized in income	$-	$-
Realized gains on securities available for sale	522	1	Net gains on securities transactions
Tax effect	201	-	Income tax expense
Net of tax	321	1
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	66	63	Pension and other employee benefits
Actuarial losses (a)	(499)	(1,202)	Pension and other employee benefits
Tax effect	170	438	Income tax expense
Net of tax	(263)	(701)
Total reclassification for the period, net of tax	$58	$(700)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 9 for additional information).

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than- temporary gains (losses) realized in income	$-	$-
Realized gains on securities available for sale	-	-	Net gains on securities transactions
Tax effect	-	-	Income tax expense
Net of tax	-	-
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	22	21	Pension and other employee benefits
Actuarial losses (a)	(169)	(401)	Pension and other employee benefits
Tax effect	60	146	Income tax expense
Net of tax	(87)	(234)
Total reclassification for the period, net of tax	$(87)	$(234)
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$29,126	$14,973	$21,049	$7,893
Unused lines of credit	$1,738	$173,196	$2,190	$187,061
Standby letters of credit	$-	$16,687	$-	$17,290

The Bank is a party in two legal proceedings involving its Wealth Management Group. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate's Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts' investments and they claim $13.2 million (an increase from the previously claimed $9.6 million based on an asserted new measure of damages) and $24.1 million, consisting of damages and disallowed trustee's commissions, plus unspecified legal fees in the respective proceedings.   For both legal proceedings, the Bank agreed to participate in non-binding mediation which began November 10, 2014.  As a result of mediation and in anticipation of a settlement with both parties, the Bank's Board of Directors approved the establishment of an accrual for legal settlement in the amount of $4.3 million as of September 30, 2014.  In the event that a formal agreement is not executed, legal proceedings will continue in the Surrogate's Court.  The first trial is scheduled to begin January 12, 2015 and the second trial is scheduled to begin February 23, 2015.

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

The components of net periodic expense for the Corporation's pension and other benefit plans for the periods indicated are as follows (dollars in thousands):

	Nine Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Qualified Pension
Service cost, benefits earned during the period	$813	$1,048	$271	$349
Interest cost on projected benefit obligation	1,305	1,226	435	409
Expected return on plan assets	(2,379)	(2,181)	(793)	(727)
Amortization of unrecognized prior service cost	6	10	2	3
Amortization of unrecognized net loss	480	1,172	160	391
Net periodic pension expense	$225	$1,275	$75	$425

Supplemental Pension
Service cost, benefits earned during the period	$30	$30	$10	$10
Interest cost on projected benefit obligation	40	36	14	12
Amortization of unrecognized net loss	19	26	9	9
Net periodic supplemental pension expense	$89	$92	$33	$31

Postretirement, Medical and Life
Service cost, benefits earned during the period	$33	$36	$11	$12
Interest cost on projected benefit obligation	54	48	18	16
Amortization of unrecognized prior service cost	(72)	(73)	(24)	(24)
Amortization of unrecognized net loss	-	4	-	1
Net periodic postretirement, medical and life expense	$15	$15	$5	$5

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

	Nine Months Ended September 30, 2014
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$36,525	$-	$9	$36,534
Provision for loan losses	2,330	-	-	2,330
Net interest income after provision for loan losses	34,195	-	9	34,204
Other operating income	8,930	5,816	610	15,356
Other operating expenses	35,836	8,199	650	44,685
Income (loss) before income tax expense	7,289	(2,383)	(31)	4,875
Income tax expense (benefit)	2,179	(916)	(64)	1,199
Segment net income (loss)	$5,110	$(1,467)	$33	$3,676

Segment assets	$1,515,658	$6,332	$1,567	$1,523,557

	Nine Months Ended September 30, 2013
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$34,553	$-	$8	$34,561
Provision for loan losses	1,755	-	-	1,755
Net interest income after provision for loan losses	32,798	-	8	32,806
Other operating income	6,715	5,448	684	12,847
Other operating expenses	30,137	4,174	617	34,928
Income before income tax expense	9,376	1,274	75	10,725
Income tax expense (benefit)	2,995	490	(6)	3,479
Segment net income	$6,381	$784	$81	$7,246

Segment assets	$1,334,376	$5,023	$1,692	$1,341,091

	Three Months Ended September 30, 2014
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$12,424	$-	$2	$12,426
Provision for loan losses	589	-	-	589
Net interest income after provision for loan losses	11,835	-	2	11,837
Other operating income	2,852	1,943	191	4,986
Other operating expenses	12,055	5,510	198	17,763
Income (loss) before income tax expense	2,632	(3,567)	(5)	(940)
Income tax expense (benefit)	769	(1,371)	(19)	(621)
Segment net income (loss)	$1,863	$(2,196)	$14	$(319)

	Three Months Ended September 30, 2013
	Core Banking	Wealth Management Group Services	Holding Company And Other	Consolidated Totals
Net interest income	$11,515	$-	$2	$11,517
Provision for loan losses	874	-	-	874
Net interest income after provision for loan losses	10,641	-	2	10,643
Other operating income	2,402	1,813	136	4,351
Other operating expenses	10,276	1,371	166	11,813
Income (loss) before income tax expense	2,767	442	(28)	3,181
Income tax expense (benefit)	860	170	(28)	1,002
Segment net income	$1,907	$272	$-	$2,179

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

During January 2014 and 2013, 8,385 and 7,969 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $187 thousand and $185 thousand related to this compensation was recognized during the nine-month periods ending September 30, 2014 and September 30, 2013, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation's Restricted Stock Plan (the "Plan"), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity from December 31, 2013 to September 30, 2014 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2013	20,639	$27.17
Granted	990	30.33
Vested	(415)	23.07
Forfeited or Cancelled	-	-
Nonvested at September 30, 2014	21,214	$27.40

As of September 30, 2014, there was $468 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.50 years.  The total fair value of shares vested during the nine months ended September 30, 2014 was $12 thousand.

NOTE 12                          SUBSEQUENT EVENT

As discussed in Footnote 8 Commitments and Contingencies, on November 14, 2014 the Board of Directors approved the establishment of an accrual for legal settlement in the amount of $4.3 million as of September 30, 2014, as a result of mediation and in anticipation of a legal settlement..  For accounting purposes, $4.3 million was recorded as expense in the for legal settlement line in the Consolidated Statements of Income and increased accrued interest payable and other liabilities in the Consolidated Balance Sheets.  A related tax benefit of $1.7 million was recorded in the income tax expense (benefit) line in the Consolidated Statements of Income and increased accrued interst payable and other assets in the Consolidated Balance Sheets.

The Corporation's October 23, 2014 earnings release did not reflect the accrual for legal settlement, as the Corporation was unable to reasonably estimate a potential loss relating to the two legal proceedings at that point in time.  The accrual for legal settlement changed the previously reported 2014 year-to-date amounts for net income of $6.3 million to $3.7 million, income tax expense of $2.9 million to $1.2 million, non-interest expense of $40.4 million to $44.7 million and earnings per share of $1.34 to $0.79.  In addition, total shareholders' equity decreased from $142.1 million to $139.6 million, while total assets increased from $1.522 billion to $1.524 billion.

Item 2:                          Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation for the three and nine-month periods ended September 30, 2014 and 2013.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation's 2013 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2014, for an understanding of the following discussion and analysis.

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

Adjustments for Certain Items of Income or Expense

In addition to disclosures of certain GAAP financial measures, including net income, basic and diluted earnings per share ("EPS"), return on average assets ("ROA"), and return on average equity ("ROE"), we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items.  The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation's financial results during the particular period in question. In the Corporation's presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

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

Three and Nine Months Ended September 30, 2014 Highlights

•
The Bank is a party to two legal proceedings involving its Wealth Management Group.  For both legal proceedings, the Bank agreed to participate in non-binding mediation which began November 10, 2014.  As a result of mediation and in anticipation of a formal agreement with both parties, the Bank's Board of Directors approved the establishment of an accrual for legal settlement in the amount of $4.3 million as of September 30, 2014.    The accrual for legal settlement was recorded as an expense in the quarter ended September 30, 2014, with a related tax benefit of $1.7 million.

•
The Corporation's October 23, 2014 earnings release did not reflect the accrual for legal settlement, as the Corporation was unable to reasonably estimate a potential loss relating to the two legal proceedings at that point in time.  The accrual for legal settlement changed the previously reported 2014 year-to-date amounts for net income of $6.3 million to $3.7 million, income tax expense of $2.9 million to $1.2 million, non-interest expense of $40.4 million to $44.7 million and basic and diluted earnings per share of $1.34 to $0.79.  In addition, total shareholders' equity decreased from $142.1 million to $139.6 million, while total assets increased from $1.522 billion to $1.524 billion.

•
The net loss for the third quarter of 2014 was $0.3 million, or $(0.07) per share, compared with net income of $2.2 million, or $0.47 per share, for the same quarter in the prior year.  Net income for the nine months ended September 30, 2014 was $3.7 million, or $0.79 per share, compared with $7.2 million, or $1.56 per share for the same period in the prior year.

•
Net interest margin (fully taxable equivalent) for the third quarter of 2014 was 3.56%, compared with 3.51% for the preceding quarter and 3.90% for the same quarter in the prior year.  Net interest margin (fully taxable equivalent) for the nine months ended September 30, 2014 was 3.55%, down from 3.99% for the same period in the prior year.

•	Average interest-earning assets increased $218.5 million year-over-year as a result of organic loan growth and the fourth quarter 2013 branch acquisition.

•
Total loans increased $118.3 million, or 11.9%, from $995.9 million at December 31, 2013 to $1.114 billion at September 30, 2014.  This increase was attributable to growth of $82.5 million, or 15.9%, in commercial loans and $38.9 million, or 13.8%, in consumer loans, due primarily to indirect consumer loans.

•	Non-performing assets to total assets ratio was 0.68% at September 30, 2014 compared with 0.61% at December 31, 2013 and 0.61% at September 30, 2013.

•
Book value per share was $29.78 at September 30, 2014 compared with $29.67 at December 31, 2013, an increase of $0.11, or 0.4%, and $28.93 at September 30, 2013, an increase of $0.85, or 2.9%.  Tangible book value per share was $23.98 at September 30, 2014 compared with $23.63 at December 31, 2013, an increase of $0.35, or 1.5%, and $23.28 at September 30, 2013, an increase of $0.70, or 3.0%.

•	Dividends declared during the quarter ended September 30, 2014 were $0.26 per share, level with the prior year.

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

Financial Condition

Consolidated assets at September 30, 2014 totaled $1.524 billion, an increase of $47.4 million, or 3.2%, since December 31, 2013.  The growth was due primarily to increases of $118.3 million, or 11.9%, in total portfolio loans, partially offset by decreases of $59.1 million in investment securities and $16.6 million in cash and cash equivalents.  The increase in portfolio loans was due to strong growth of $82.5 million in commercial loans and $38.9 million in consumer loans.  The proceeds from the sales and calls of securities and the decrease in cash and cash equivalents were used to fund the growth in the loan portfolio.

Total liabilities increased $46.4 million to $1.384 billion at September 30, 2014, due primarily to an increase of $44.7 million in deposits.  The increase in deposits was due in part to the seasonal inflow of public deposits.

Total shareholders' equity was $139.6 million at September 30, 2014, an increase of $1.0 million from December 31, 2013, due primarily to the Corporation's net income of $3.7 million, an increase of $0.3 million in accumulated other comprehensive income and a reduction of $0.4 million in treasury stock.  These items were partially offset by declared dividends of $3.6 million.  The reduction in treasury stock was due to the issuance of common shares for the Board of Director's Stock Compensation Plan and the Corporation's Restricted Stock Plan.

The market value of total assets under management or administration in the Corporation's Wealth Management Group was $1.910 billion at September 30, 2014 compared with $1.888 billion at December 31, 2013.

Cash and Cash Equivalents

Total cash and cash equivalents decreased since December 31, 2013, due primarily to a decrease of $16.9 million in interest-bearing deposits in other financial institutions.  As stated above, the decrease was used to help fund the growth in the loan portfolio. The Corporation continues to evaluate alternative investment of these funds with caution, given the current low interest rate environment.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in Table 1 as follows (in thousands of dollars):

	TABLE 1. SECURITIES AVAILABLE FOR SALE
	September 30, 2014			December 31, 2013
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$175,960	$177,215	$1,255	$187,098	$188,106	$1,008
Mortgage-backed securities, residential	63,858	64,571	713	104,069	104,356	287
Collateralized mortgage obligations	457	464	7	1,001	1,015	14
Obligations of states and political subdivisions	32,710	33,680	970	37,339	38,376	1,037
Corporate bonds and notes	1,505	1,539	34	2,879	2,946	67
SBA loan pools	1,340	1,349	9	1,471	1,488	17
Trust preferred securities	1,904	2,025	121	1,898	2,034	136
Corporate stocks	433	7,254	6,821	444	7,695	7,251

Totals	$278,167	$288,097	$9,930	$336,199	$346,016	$9,817

The available for sale segment of the securities portfolio totaled $288.1 million at September 30, 2014, a decrease of $57.9 million, or 16.7%, from $346.0 million at December 31, 2013.  The decrease resulted primarily from sales and calls of $55.6 million, and maturities and principal collected of $19.4 million, partially offset by purchases of $18.3 million.  The proceeds from the sales and calls of securities were used to help fund the growth in the loan portfolio.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation's market areas.  These securities totaled $5.4 million at September 30, 2014, a net decrease of $1.1 million due primarily to maturities and principal collected of $3.0 million, partially offset by purchases of $2.0 million.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

Table 2 shows the Corporation's loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2013 to September 30, 2014 (in thousands of dollars):

	TABLE 2. LOANS
	September 30, 2014	December 31, 2013	Dollar Change	Percent Change
Commercial and agricultural	$165,852	$145,363	$20,489	14.1%
Commercial mortgages	435,166	373,147	62,019	16.6%
Residential mortgages	192,870	195,997	(3,127)	-1.6%
Indirect consumer loans	196,603	164,846	31,757	19.3%
Consumer loans	123,691	116,513	7,178	6.2%
Loans, net	$1,114,182	$995,866	$118,316	11.9%

Portfolio loans totaled $1.114 billion at September 30, 2014, an increase of $118.3 million, or 11.9%, from $995.9 million at December 31, 2013.  The increase in portfolio loans was due to strong growth of $62.0 million, or 16.6%, in commercial mortgages and $31.8 million, or 19.3%, in indirect consumer loans.  The growth in commercial mortgages was due primarily to loans originated by the Capital Bank division in the Albany, New York region.  The growth in indirect consumer loans was a result of the Corporation's plan to extend into 2014 its loan program with reduced pricing on high quality indirect auto loans.

Residential mortgage loans totaled $192.8 million at September 30, 2014, a decrease of $3.1 million, or 1.6%, from December 31, 2013.  In addition, during the nine months ended September 30, 2014, $9.1 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.1 million in residential mortgages were sold to the State of New York Mortgage Agency.  During the twelve months ended December 31, 2013, $18.8 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.7 million of residential mortgages sold to the State of New York Mortgage Agency.

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

Table 3 summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands of dollars):

	TABLE 3. NON-PERFORMING ASSETS
	September 30, 2014	December 31, 2013
Non-accrual loans	$6,599	$7,456
Non-accrual troubled debt restructurings	610	1,061
Total non-performing loans	$7,209	$8,517
Other real estate owned	3,119	538
Total non-performing assets	$10,328	$9,055

Ratio of non-performing loans to total loans	0.65%	0.86%
Ratio of non-performing assets to total assets	0.68%	0.61%
Ratio of allowance for loan losses to non-performing loans	182.42%	150.01%

Accruing loans past due 90 days or more (1)	$2,527	$1,473
Accruing troubled debt restructurings (1)	$8,108	$6,831
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans consist of non-accrual loans and non-accrual troubled debt restructurings.

The recorded investment in non-performing loans at September 30, 2014 totaled $7.2 million compared to $8.5 million at December 31, 2013, a decrease of $1.3 million.  The decrease in non-performing loans was due primarily to decreases of $1.0 million in non-accrual commercial and industrial loans and $0.2 million in non-accrual residential mortgages.

The recorded investment in accruing loans past due 90 days or more totaled $2.5 million at September 30, 2014, up from $1.5 million at December 31, 2013.  The increase in accruing loans past due 90 days or more was in commercial mortgages.

Not included in non-performing loan totals are $5.8 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification ("ASC") Subtopic 310-30, "Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality" as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  These modifications may be considered TDRs under current accounting guidance.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. As of September 30, 2014, the Corporation had $0.6 million of non-accrual TDRs compared with $1.1 million as of December 31, 2013.  As of September 30, 2014, the Corporation had $8.1 million of accruing TDRs compared with $6.8 million as of December 31, 2013.  The increase in total TDRs was primarily in the commercial loan segment of the loan portfolio.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at September 30, 2014 totaled $14.0 million, including TDRs of $8.7 million, compared to $13.9 million at December 31, 2013, including TDRs of $7.9 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  Included in the impaired loan total at September 30, 2014, are loans totaling $1.4 million for which impairment allowances of $0.3 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2013, the impaired loan total included $2.0 million of loans for which specific impairment allowances of $1.0 million were allocated to the allowance for loan losses.  The decrease in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to a decrease of $1.0 million in impaired commercial and industrial loans, partially offset by an increase in of $0.3 million in impaired commercial mortgages.

The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired.  An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  Real estate values in the Corporation's market area have been holding steady.  Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower's financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management's knowledge of the client and client's business.  If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  The allowance is established based on management's evaluation of the probable incurred losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

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

The allowance for loan losses was $13.2 million at September 30, 2014, up from $12.8 million at December 31, 2013.  The ratio of allowance for loan losses to total loans was 1.18% at September 30, 2014, compared with 1.28% at December 31, 2013.  The increase in the allowance for loan losses was due primarily to loan portfolio growth.  Net charge-offs for the nine months ended September 30, 2014 were $1.1 million compared with net recoveries of $0.3 million for the prior year.  The increase in net charge-offs was primarily in the commercial loan portfolio, along with a slight increase in the consumer loan portfolio.

Table 4 summarizes the Corporation's loan loss experience for the nine months ended September 30, 2014 and 2013 (in thousands of dollars, except ratio data):

TABLE 4. SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended
	September 30, 2014	September 30, 2013
Balance at beginning of period	$12,776	$10,433
Charge-offs:
Commercial and agricultural	415	186
Commercial mortgages	1,236	44
Residential mortgages	97	53
Consumer loans	1,191	910
Total charge-offs	2,939	1,193
Recoveries:
Commercial and agricultural	331	454
Commercial mortgages	118	53
Residential mortgages	28	65
Consumer loans	507	289
Total recoveries	984	861
Net charge-offs (recoveries)	1,955	332
Provision charged to operations	2,330	1,755
Balance at end of period	$13,151	$11,856
Ratio of net charge-offs to average loans outstanding	0.25%	0.05%
Ratio of allowance for loan losses to total loans outstanding	1.18%	1.23%

Deposits

Table 5 shows the Corporation's deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2013 to September 30, 2014 (in thousands of dollars):

	TABLE 5. DEPOSITS
	September 30, 2014	December 31, 2013	Dollar Change	Percent Change
Non-interest-bearing demand deposits	$372,916	$351,222	$21,694	6.2%
Interest-bearing demand deposits	138,751	114,679	24,072	21.0%
Insured money market accounts	391,671	361,095	30,576	8.5%
Savings deposits	196,406	194,768	1,638	0.8%
Time deposits	211,255	244,492	(33,237)	-13.6%
Total	$1,310,999	$1,266,256	$44,743	3.5%

Deposits totaled $1.311 billion at September 30, 2014, compared with $1.266 billion at December 31, 2013, an increase of $44.7 million, or 3.5%.  The increase was due primarily to the increase of $30.6 million in money market accounts, due in part to the seasonal inflow of municipal deposits, $21.7 million in non-interest bearing demand deposits, $24.1 million in interest-bearing demand deposits and $1.6 million in saving accounts. These items were partially offset by a decrease of $33.2 million in time deposits.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank's participation in the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS") programs.  The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Deposits obtained through brokers were $2.5 million at September 30, 2014 compared with $5.0 million as of December 31, 2013.  Deposits obtained through the CDARS and ICS programs were $74.6 million at September 30, 2014 compared with $35.7 million as of December 31, 2013.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to local municipalities.

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

Borrowings

FHLB term advances were $24.1 million at September 30, 2014, a decrease of $1.1 million from December 31, 2013.  The decrease in FHLB term advances was due to scheduled repayments.  Securities sold under agreements to repurchase decreased $1.7 million from $32.7 million at December 31, 2013 to $31.0 million at September 30, 2014.  The decrease in securities sold under agreements to repurchase was related to normal fluctuations in client accounts.

Shareholders' Equity

Total shareholders' equity was $139.6 million at September 30, 2014 compared with $138.6 million at December 31, 2013.  The increase was due primarily to the Corporation's net income of $3.7 million, an increase of $0.3 million in accumulated other comprehensive income and a reduction of $0.4 million in treasury stock.  These items were partially offset by declared dividends of $3.6 million.  The total shareholders' equity to total assets ratio was 9.16% at September 30, 2014 compared with 9.39% at December 31, 2013.  The tangible equity to tangible assets ratio was 7.51% at September 30, 2014 compared with 7.62% at December 31, 2013.  Book value per share increased to $29.78 at September 30, 2014 from $29.67 at December 31, 2013.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of September 30, 2014, both the Corporation's and the Bank's capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $108.3 million and $73.1 million at September 30, 2014 and December 31, 2013, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014, cash and cash equivalents decreased $16.6 million.  The major sources of cash during the nine months ended September 30, 2014 included $12.4 million provided by operating activities, $78.1 million in proceeds from sales, maturities, calls and principal reductions on investment securities and $44.7 million in deposit growth.  These proceeds were used primarily to fund purchases of securities totaling $20.3 million, a $123.3 million net increase in loans and payment of cash dividends in the amount of $3.6 million.

Results of Operations

Comparison of Nine Months Ended September 30, 2014 and 2013

Net Income

Net income for the nine months ended September 30, 2014 was $3.7 million, a decrease of $3.5 million, or 49.3%, compared with $7.2 million for the nine months ended September 30, 2013.  Earnings per share for the nine months ended September 30, 2014 was $0.79 compared with $1.56 for the nine months ended September 30, 2013.  Return on average assets and return on average equity for the nine months ended September 30, 2014 were 0.33% and 3.46%, respectively, compared with 0.76% and 7.25%, respectively, for the same period in the prior year.

The decline in net income for the nine months ended September 30, 2014 was due primarily to increases of $9.8 million in non-interest expense and $0.6 million in the provision for loan losses.  These items were partially offset by increases of $1.9 million in net interest income and $2.3 million in non-interest income, and a reduction of $2.3 million in income taxes.  A majority of the increase in non-interest expense was related to the $4.3 million proposed legal settlement and operating expenses directly related to the branches acquired in the fourth quarter of 2013.

Net Interest Income

Net interest income, which is the difference between the income we receive on interest-earning assets, such as loans and securities and the interest we pay on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation's earnings.

Net interest income for the nine months ended September 30, 2014 totaled $36.5 million, an increase of $1.9 million, or 5.7%, compared with $34.6 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.55% for the nine months ended September 30, 2014 compared with 3.99% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $218.5 million in interest-earning assets related to the branch acquisition in the fourth quarter of 2013.  The decline in net interest margin was due in part to a 52 basis point decrease in the yield on interest-earning assets, partially offset by a 12 basis point decline in the cost of funds and the increase in interest-earning assets.  The decrease in yield on interest-earning assets was attributable to a 44 basis point decrease in yields on loans, a result of loans continuing to reprice at current historically low market rates and the investment of cash from the acquired branch offices into investment securities.

Average Consolidated Balance Sheet and Interest Analysis

Table 6 sets forth certain information related to the Corporation's average consolidated balance sheets and its consolidated statements of income for the nine month periods ended September 30, 2014 and 2013.  Table 6 also reflects the average yield on assets and average cost of liabilities for the nine month periods ended September 30, 2014 and 2013.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

TABLE 6. AVERAGE BALANCES AND YIELDS
Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential
(in thousands of dollars)	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$1,050,905	$34,682	4.41%	$929,906	$33,704	4.85%
Taxable securities	271,670	3,951	1.94%	193,016	3,178	2.20%
Tax-exempt securities	40,975	1,100	3.59%	43,101	1,232	3.82%
Interest-bearing deposits	31,847	59	0.25%	10,873	21	0.25%
Total earning assets	1,395,397	39,792	3.81%	1,176,896	38,135	4.33%

Non-earning assets:
Cash and due from banks	26,522			23,291
Premises and equipment, net	29,838			25,144
Other assets	51,125			46,918
Allowance for loan losses	(13,231)			(10,924)
AFS valuation allowance	11,109			11,881
Total	$1,500,760			$1,273,206

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$124,739	73	0.08%	$95,218	70	0.10%
Savings and insured money market deposits	582,883	730	0.17%	448,506	613	0.18%
Time deposits	229,519	747	0.43%	229,362	1,108	0.65%
FHLB advances, securities sold under agreements to repurchase and other debt	55,737	1,206	2.89%	61,690	1,239	2.69%
Total interest-bearing liabilities	992,878	2,756	0.37%	834,775	3,030	0.49%

Non-interest-bearing liabilities:
Demand deposits	356,978			296,089
Other liabilities	8,790			8,628
Total liabilities	1,358,646			1,139,492
Shareholders' equity	142,114			133,714
Total	$1,500,760			$1,273,206
Fully taxable equivalent net interest income		37,036			35,105
Net interest rate spread(1)			3.44%			3.84%
Net interest margin, fully taxable equivalent (2)			3.55%			3.99%
Taxable equivalent adjustment		502			544
Net interest income		$36,534			$34,561

(1)  Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average earning assets.

Changes Due to Volume and Rate

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  Table 7 illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the nine month periods ended September 30, 2014 and 2013.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  In addition, average earning assets include non-accrual loans and taxable equivalent adjustments were made.

TABLE 7. RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Nine Months Ended
	September 30, 2014 vs. 2013
	Increase/(Decrease)
(in thousands of dollars)	Total Change	Due to Volume	Due to Rate
Interest and dividends earned on:
Loans	$978	$4,153	$(3,175)
Taxable investment securities	773	1,178	(405)
Tax-exempt investment securities	(132)	(59)	(73)
Interest-bearing deposits	38	38	-
Total earning assets	$1,657	$5,310	$(3,653)

Interest paid on:
Interest-bearing demand deposits	$3	$19	$(16)
Savings and insured money market deposits	117	171	(54)
Time deposits	(361)	1	(362)
FHLB advances, securities sold under agreements to repurchase and other debt	(33)	(124)	91
Total interest-bearing liabilities	$(274)	$67	$(341)
Net interest income	$1,931	$5,243	$(3,312)

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2014 totaled $2.3 million compared with $1.8 million for the nine months ended September 30, 2013.  The increase in the provision for loan losses was due primarily to an increase in net charge-offs and growth in the loan portfolio.  Net charge-offs for the nine months ended September 30, 2014 were $2.0 million compared with $0.3 million for the same period in the prior year.  The increase in net charge-offs from the prior year was due primarily to the charge-off of three commercial loans, the majority attributable to two acquired PCI loans.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2014 totaled $15.4 million, an increase of $2.6 million, or 19.5%, compared with $12.8 million for the same period in the prior year.  The increase was due primarily to a $0.5 million net gain on securities transactions, increases of $0.6 million in service charges on deposit accounts attributable to branches acquired in the fourth quarter of 2013, $0.4 million in Wealth Management fee income, and a gain of $0.5 million from the liquidation of the Corporation's investment in a pool of trust preferred securities.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2014 totaled $44.7 million, an increase of $9.8 million, or 27.9%, compared with $34.9 million for the same period in the prior year.  The increase was due primarily to a $4.3 million proposed legal settlement and increases of $1.5 million in salaries and wages, $1.2 million in occupancy expense, $0.9 million in data processing expense, $0.5 million in furniture and equipment expense, $0.3 million in amortization of intangible assets, and $0.7 million in other non-interest expense related to various items.  A portion of the increase in non-interest expense was due to operating expenses directly related to the branches acquired in the fourth quarter of 2013, along with annual merit increases in salaries and wages and upgrades for ATMs and software.

Income Taxes

Income tax expense for the nine months ended September 30, 2014 totaled $1.2 million, a decrease of $2.3 million, compared with $3.5 million for the same period in the prior year.  Income tax expense reflects an effective tax rate of 24.6% for the nine months ended September 30, 2014 compared with 32.4% for the same period in the prior year.  The decrease in the effective tax rate was due primarily to lower pre-tax income and an increase in the relative percentage of tax exempt income to pre-tax income.

Comparison of Three Months Ended September 30, 2014 and 2013

Net Income

The net loss for the three months ended September 30, 2014 was $0.3 million, a decrease of $2.5 million, or 114.6%, compared with net income of $2.2 million for the three months ended September 30, 2013.  Loss per share for the three months ended September 30, 2014 was $(0.07) compared with earnings per share of $0.47 for the three months ended September 30, 2013.  Return on average assets and return on average equity for the three months ended September 30, 2014 were (0.08)% and (0.89)%, respectively, compared with 0.67% and 6.45%, respectively, for the same period in the prior year.

Net Interest Income

Net interest income, which is the difference between the income we receive on interest-earning assets, such as loans and securities and the interest we pay on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation's earnings.

Net interest income for the three months ended September 30, 2014 totaled $12.4 million, an increase of $0.9 million, or 7.9%, compared with $11.5 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.56% for the three months ended September 30, 2014 compared with 3.90% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $214.5 million in interest-earning assets related to the branch acquisition in the fourth quarter of 2013.  The decline in net interest margin was due in part to a 41 basis point decrease in the yield on interest-earning assets, partially offset by a 10 basis point decline in the cost of funds and the increase in interest-earning assets.  The decrease in yield on interest-earning assets was attributable to a 37 basis point decrease in yields on loans, a result of loans continuing to reprice at current historically low market rates and the investment of cash from the acquired branch offices into investment securities.

Average Consolidated Balance Sheet and Interest Analysis

Table 8 sets forth certain information related to the Corporation's average consolidated balance sheets and its consolidated statements of income for the three month periods ended September 30, 2014 and 2013.  Table 8 also reflects the average yield on assets and average cost of liabilities for the three month periods ended September 30, 2014 and 2013.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

TABLE 8. AVERAGE BALANCES AND YIELDS
Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential
(in thousands of dollars)	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Loans	$1,097,133	$12,004	4.34%	$950,657	$11,278	4.71%
Taxable securities	244,269	1,142	1.86%	195,337	1,021	2.07%
Tax-exempt securities	37,734	350	3.68%	39,470	377	3.79%
Interest-bearing deposits	25,029	16	0.25%	4,514	3	0.25%
Total earning assets	1,404,165	13,512	3.82%	1,189,978	12,679	4.23%

Non-earning assets:
Cash and due from banks	26,766			23,512
Premises and equipment, net	30,160			25,006
Other assets	51,063			46,465
Allowance for loan losses	(13,694)			(11,300)
AFS valuation allowance	10,855			9,916
Total	$1,509,315			$1,283,577

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$124,490	24	0.08%	$88,854	22	0.10%
Savings and insured money market deposits	589,022	256	0.17%	458,836	205	0.18%
Time deposits	218,748	231	0.42%	226,278	345	0.61%
FHLB advances, securities sold under agreements to repurchase and other debt	56,278	404	2.85%	66,889	420	2.50%
Total interest-bearing liabilities	988,538	915	0.37%	840,857	992	0.47%

Non-interest-bearing liabilities:
Demand deposits	368,823			299,603
Other liabilities	9,010			9,162
Total liabilities	1,366,371			1,149,622
Shareholders' equity	142,944			133,955
Total	$1,509,315			$1,283,577
Fully taxable equivalent net interest income		12,597			11,687
Net interest rate spread(1)			3.45%			3.76%
Net interest margin, fully taxable equivalent (2)			3.56%			3.90%
Taxable equivalent adjustment		171			170
Net interest income		$12,426			$11,517

(1)  Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average earning assets.

Changes Due to Volume and Rate

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  Table 9 illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the three month periods ended September 30, 2014 and 2013.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  In addition, average earning assets include non-accrual loans and taxable equivalent adjustments were made.

TABLE 9. RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended
	September 30, 2014 vs. 2013
	Increase/(Decrease)
(in thousands of dollars)	Total Change	Due to Volume	Due to Rate
Interest and dividends earned on:
Loans	$726	$1,649	$(923)
Taxable investment securities	121	237	(116)
Tax-exempt investment securities	(27)	(17)	(10)
Interest-bearing deposits	13	13	-
Total earning assets	$833	$1,882	$(1,049)

Interest paid on:
Interest-bearing demand deposits	$2	$7	$(5)
Savings and insured money market deposits	51	57	(6)
Time deposits	(114)	(11)	(103)
FHLB advances, securities sold under agreements to repurchase and other debt	(16)	(72)	56
Total interest-bearing liabilities	$(77)	$(19)	$(58)
Net interest income	$910	$1,901	$(991)

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2014 totaled $0.6 million compared with $0.9 million for the three months ended September 30, 2013.  Net charge-offs for the current quarter were $1.1 million compared with $0.3 million for the same period in the prior year.  The increase in net charge-offs was due primarily to a $0.9 million charge-off of an acquired PCI loan that was transferred to other real estate owned.

Non-Interest Income

Non-interest income for the three months ended September 30, 2014 totaled $5.0 million, an increase of $0.6 million, or 14.6%, compared with $4.4 million for the same period in the prior year.  The increase was due primarily to increases of $0.2 million in check fee income, $0.2 million in service charges on deposit accounts and $0.1 million in Wealth Management fee income.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2014 totaled $17.8 million, an increase of $6.0 million, or 50.4%, compared with $11.8 million for the same period in the prior year.  The increase was due primarily to a $4.3 million proposed legal settlement and increases of $0.6 million in salaries and wages, $0.4 million in occupancy expense, $0.3 million in data processing expense and $0.2 million in furniture and equipment expense.  A portion of the increase in non-interest expense was due to operating expenses directly related to the branches acquired in the fourth quarter of 2013, along with annual merit increases in salaries and wages and upgrades for ATMs and software.

Income Taxes

An income tax benefit for the three months ended September 30, 2014 totaled $0.6 million, compared with income tax expense of $1.0 million for the same period in the prior year.  The income tax benefit for the three months ended September 30, 2014 was related to the proposed legal settlement.  Income tax expense reflects an effective tax rate of 31.5% for the three months ended September 30, 2013.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At September 30, 2014, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.07% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 9.02%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 3.96% and 13.45%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation's capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At September 30, 2014, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation's capital account by 7.41% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.71%.  Both are within the Corporation's policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation's capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation's capital of 3.65% and 5.69%, respectively.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the nine months ended September 30, 2014.

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

ITEM 4:                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are not effective as a result of the material weakness that existed in the Corporation's internal control over financial reporting as previously described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/14-7/30/14	-	$-	-	121,906
8/1/14-8/31/14	-	$-	-	121,906
9/1/14-9/30/14	-	$-	-	121,906
Quarter ended 9/30/14	-	$-	-	121,906
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

CHEMUNG FINANCIAL CORPORATION

DATED: November 17, 2014	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: November 17, 2014	By: /s/ Karl F. Krebs
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