Form 10-K
period 2014-12-31
CHEMUNG FINANCIAL CORP
filed 2015-03-13
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
YES ☐ NO ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was $100,470,741.

As of March 13, 2015, there were 4,647,320 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used acronyms and abbreviations included in Part I.

ASU: Accounting Standards Update	FRBNY: Federal Reserve Bank of New York
Bank: Chemung Canal Trust Company	Freddie Mac: Federal Home Loan Mortgage Corporation
CDO: Collateralized Debt Obligation	GAAP: U.S. generally accepted accounting principles
Corporation: Chemung Financial Corporation	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	PCI: Purchased credit impaired
FDIC: Federal Deposit Insurance Corporation	SEC: Securities and Exchange Commission
FHLBNY: Federal Home Loan Bank of New York	TDRs: Troubled debt restructurings
FRB: Board of Governors of the Federal Reserve System

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

As a result of these transactions and organic growth, the Corporation had $1.525 billion in assets, $1.122 billion in loans, $1.280 billion in deposits and $133.6 million in shareholders’ equity at December 31, 2014.

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

The Corporation has also implemented reporting systems to monitor loan originations, loan quality, concentration of credit, loan delinquencies, non-performing loans and potential problem loans.

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition.  The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located.  The Bank relies primarily on customer service, long-standing relationships and other banking services, including loans and wealth management services, to attract and retain these deposits.  However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits.  The Bank utilizes a combination of traditional media, such as print, television, and radio, as well as digital advertising, such as social media and eBlasts, when advertising its deposit products.

Wealth Management Strategy

With $1.956 billion of assets under management or administration at year-end 2014, the Wealth Management Group is responsible for the largest component of non-interest income.  Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning and employee benefit administrative services.  The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

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

There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2014.

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

Employees

As of December 31, 2014, the Corporation and its subsidiaries employed 393 persons on a full-time equivalent basis.  None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

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

The SEC has adopted certain proxy disclosure rules regarding executive compensation and corporate governance, with which the Corporation must comply. They include:  (i) increased disclosure of stock and option award compensation; (ii) disclosure regarding any potential conflict of interest of any compensation consultants of the Corporation; (iii) enhanced disclosure regarding compensation committee independence and experience, qualifications, skills and diversity of its directors and any director nominees; (iv) “say-on-pay” disclosure; and (v) information relating to the leadership structure of the Corporation’s board of directors and the board’s role in the risk management process. Additionally, these rules require the Corporation to report the voting results of annual meetings in a much more timely manner on Form 8-K, rather than on a quarterly or annual report.

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

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2014, the Bank’s legal lending limit on loans to one borrower was $20.5 million for loans not fully secured by readily marketable collateral and $22.6 million for loans secured by readily marketable collateral.  The Bank’s internal limit on loans is set at $15.0 million.  At that date, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends

The Bank is subject to substantial regulatory restrictions relating to its ability to pay dividends to the Corporation.  Under Federal Reserve and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the Federal Reserve and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2014, approximately $13.6 million was available for the payment of dividends by the Bank to the Corporation without prior approval.  The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

Federal Reserve System

All depository institutions must maintain with a Federal Reserve Bank reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. As of December 31, 2014, the Bank was in compliance with applicable reserve requirements. In all years preceding 2008, these reserves were maintained as vault cash or noninterest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008, the Federal Reserve Banks announced that they would begin to pay interest on member banks’ required reserve balances, as well as excess reserve balances.

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

All institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the former Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017.  The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of 2015, due December 31, 2014, was 0.000375% of insured deposits.

Regulatory Capital Requirements

Current Federal Reserve regulations require state member banks to meet three minimum capital standards, which are:
•            a minimum tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets;
•	a general minimum leverage ratio requirement of 4.0% of core capital to adjusted total assets (minimum of 3% for certain banks that have been assigned the highest composite rating under the Uniform Financial Institutions Ratings System); and
•	a minimum risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

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

In assessing a state member bank’s capital adequacy, the Federal Reserve takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile.  As of December 31, 2014, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

Prompt Corrective Action

The Federal Deposit Insurance Act (the “FDIA”) requires the federal banking agencies to resolve the problems of insured banks at the least possible loss to the DIF. The Federal Reserve has adopted prompt corrective action regulations to carry out this statutory mandate. The Federal Reserve’s regulations authorize, and in some situations, require, the Federal Reserve to take certain supervisory actions against undercapitalized state member banks, including the imposition of restrictions on asset growth and other forms of expansion. The prompt corrective action regulations place state member banks in one of the following five categories based on the bank’s capital:
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

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2014.

Community Reinvestment Act

Under the federal Community Reinvestment Act (the “CRA”), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Federal Reserve periodically assesses the Bank's compliance with CRA requirements.  The Bank received a “satisfactory” rating for CRA on its last performance evaluation conducted by the Federal Reserve as of May 19, 2014.

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

Consumer Financial Protection Bureau Rules

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

The CFPB has issued several new rules pursuant to the Dodd-Frank Act concerning the regulation of mortgage markets in the U.S. The rules amend several existing regulations, including Regulation Z, which implements the Truth in Lending Act, Regulation X, which implements the Real Estate Settlement Procedures Act and Regulation B, which implements the Equal Credit Opportunity Act.  The CFPB has also issued amendments to Regulation P, which governs information privacy and Regulation E, which implements the Electronic Funds Transfers Act.

In December 2013, the Federal Reserve and the SEC released final rules to implement the provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions.  At December 31, 2014, we were not engaged in any activities and we did not have any ownership interests in any funds that are not permitted under the Volcker Rule.

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

ITEM 1A.  RISK FACTORS

The Corporation’s business is subject to many risks and uncertainties.  Although the Corporation seeks ways to manage these risks and develop programs to control those that management can control, the Corporation ultimately cannot predict the extent to which these risks and uncertainties could affect our results.  Actual results may differ materially from management's expectations.  The material risks and uncertainties that management believes affect the Corporation are discussed below.  You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Economic conditions may adversely affect the Corporation’s financial performance.

A decline or prolonged weakness in business and economic conditions generally or specifically in the principal markets in which the Corporation does business could have one or more of the following adverse effects on the Corporation’s business: (i) a decrease in the demand for loans and other products and services; (ii) a decrease in the value of the Corporation’s loans or other assets secured by consumer or commercial real estate; (iii) an impairment of certain of the Corporation’s intangible assets, such as goodwill; and (iv) an increase in the number of borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation.  Additionally, in light of economic conditions, the Corporation’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches that it uses to select, manage and underwrite loans become less predictive of future behaviors.  Further, competition in the Corporation’s industry may intensify as a result of consolidation of financial services companies in response to market conditions and the Corporation may face increased regulatory scrutiny, which may increase its costs and limit its ability to pursue business opportunities.

Commercial real estate and business loans increase the Corporation’s exposure to credit risks.

At December 31, 2014, the Corporation’s portfolio of commercial real estate and business loans totaled $619 million or 55.2% of total loans.  The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operations and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans.  The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

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

In addition, the Corporation may acquire banks and related businesses that it believes provide a strategic fit with its business, such as the 2011 acquisition of FOFC and the 2013 acquisition of six branches of Bank of America.  To the extent that the Corporation grows through acquisitions, it cannot provide assurance that such strategic decisions will be accretive to earnings.

Compliance with the Dodd-Frank Act may increase the Corporation’s costs of operations and adversely affect the Corporation’s earnings and financial condition.

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates the CFPB, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

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

The impending capital requirement changes from Basel III discussed in Item 1 - “Business-Supervision and Regulation”, could have a material adverse impact on the Corporation. Even though the Bank exceeds current and proposed minimum regulatory capital levels, adverse changes to residential mortgage risk weights, new requirements for common equity capital, inclusion of accumulated other comprehensive income in regulatory capital, the phase out of trust preferred securities, along with the adoption of new capital conservation buffers would reduce the Bank's current capital position and over time could cause the Bank to fail to meet minimum regulatory requirements. These capital positions are subject to volatility due to changes in interest rates and credit spreads.  Although there is a phase-in period in the proposed rules, other factors such as the low interest rate environment, slow economic recovery, and further constraints on profitability by regulators could impact the Bank's ability to meet the new regulatory minimums once the phase-in periods have ended.

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

Despite instituted safeguards, the Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures, such as cyber-attacks. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

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

Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. The ongoing economic recession has resulted in increased scrutiny of accounting standards by legislators and our regulators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between GAAP and International Financial Reporting Standards may result in changes to GAAP. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements or otherwise adversely affecting our financial condition or results of operations.

There may be claims and litigation pertaining to fiduciary responsibility.

From time to time as part of the Corporation’s normal course of business, customers make claims and take legal action against the Corporation based on its actions or inactions related to the fiduciary responsibilities of the Wealth Management Group segment.  If such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in financial liability and/or adversely affect the market perception of the Corporation and its products and services. This may also impact customer demand for the Corporation’s products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

All properties owned or leased by the Bank are considered to be in good condition.  For additional information about the Corporation’s facilities, including rental expenses, see ”Note 5 Premises and Equipment” in Notes to Consolidated Financial Statements in Part IV, Item  15. Exhibits and Financial Statement Schedules of this report.  The Corporation holds no real estate in its own name.

Corporate Headquarters Executive and Administrative Offices
One Chemung Canal Plaza, Elmira, NY 14901

New York

Albany County	Cortland County
*132 State St., Albany, NY 12207	*1094 State Rte. 222, Cortland, NY 13045
*65 Wolf Rd., Albany, NY 12205
*581 Loudon Rd., Latham, NY 12110	Saratoga County
*1365 New Scotland Rd., Slingerlands, NY 12159	*7 Southside Dr., Clifton Park, NY 12065

Broome County	Schuyler County
*127 Court St., Binghamton, NY 13901	318 N. Franklin St., Watkins Glen, NY 14891
*601-635 Harry L. Dr., Johnson City, NY 13790 (Oakdale Mall)	303 W. Main St., Montour Falls, NY 14865
*100 Rano Blvd., Vestal, NY 13850
Seneca County
Cayuga County	Seneca Falls-54 Fall St., Seneca Falls, NY 13148
*120 Genesee St., Auburn, NY 13021
185 Grant Ave., Auburn, NY 13021	Tioga County
203 Main St., Owego, NY 13827
Chemung County	1054 State Route 17C, Owego, NY 13827
One Chemung Canal Plaza, Elmira, NY 14901	405 Chemung St., Waverly, NY 14892
628 W. Church St., Elmira, NY 14905
437 Maple St., Big Flats, NY 14814	Tompkins County
951 Pennsylvania Ave., Elmira, NY 14904	806 W. Buffalo St., Ithaca, NY 14850
100 W. McCann's Blvd., Elmira Heights, NY 14903	304 Elmira Rd., Ithaca, NY 14850
29 Arnot Rd., Horseheads, NY 14845	*909 Hanshaw Rd., Ithaca, NY 14850
602 S. Main St., Horseheads, NY 14845	*202 E. State St., Ithaca, NY 14850 (The Commons)

Pennsylvania

Bradford County
5 West Main St., Canton, PA 17724
304 Main St., Towanda, PA 18848
159 Canton St., Troy, PA 16947

CFS Group
*136 State St., Albany, NY 12207
One Chemung Canal Plaza, Elmira, NY 14901
628 W. Church St., Elmira, NY 14905

* Leased facilities

Leased Off-Site ATM Locations

Elmira-Corning Regional Airport	Big Flats, NY
Corning Community College	Corning, NY
Elmira College	Elmira, NY
E-Z Food Mart	Elmira, NY
Hardinge Inc. (employees only)	Elmira, NY
Quality Beverage	Elmira, NY
Collegetown Bagels	Ithaca, NY
Ithaca College	Ithaca, NY
Lansing Market	Lansing, NY
Schuyler Hospital	Montour Falls, NY

ITEM 3.  LEGAL PROCEEDINGS

The Bank is a party in two legal proceedings involving its Wealth Management Group. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate's Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts' investments and they claim $13.2 million and $24.1 million, consisting of damages and disallowed trustee's commissions, plus unspecified legal fees in the respective proceedings.   For both legal proceedings, the Bank agreed to participate in non-binding mediation which began November 10, 2014.  As a result of mediation and in anticipation of a settlement with both parties, the Bank's Board of Directors approved the establishment of an accrual for legal settlement in the amount of $12.1 million, offset by a $7.9 million receivable for insurance proceeds.  Two stipulations reflecting the settlements have been submitted to the Surrogate's Court.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's stock is traded on the NASDAQ Global Market under the symbol “CHMG”.

The table below shows the price ranges for the Corporation’s common stock during each of the indicated quarters. On November 14, 2012, the Corporation filed a Form 8-K with the SEC announcing that shares of its common stock would begin trading on the NASDAQ Global Market effective with the opening of trading on November 16, 2012.  Since November 16, 2012, through December 31, 2014, the information is based upon the high and low sales prices reported by the NASDAQ Global Market.

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2014	High	Low	Dividends
4th Quarter	$30.70	$27.38	$0.26
3rd Quarter	31.14	27.00	0.26
2nd Quarter	31.20	27.00	0.26
1st Quarter	35.90	26.81	0.26

December 31, 2013	High	Low	Dividends
4th Quarter	$36.00	$30.23	$0.26
3rd Quarter	35.85	30.31	0.26
2nd Quarter	34.53	30.18	0.26
1st Quarter	33.99	28.41	0.00

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

As of February 28, 2015, there were 1,793 registered holders of record of the Corporation's stock, which includes 1,196 Non Objecting Beneficial Owners shares held in street name.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/14-10/31/14	-	$-	-	121,906
11/1/14-11/30/14	-	$-	-	121,906
12/1/14-12/31/14	-	$-	-	121,906
Quarter ended 12/31/14	-	$-	-	121,906
On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the year ending December 31, 2014, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $1B - $5B Bank Index for the period of five years commencing December 31, 2009.

Total Return Performance
Chemung Financial Corporation
NASDAQ Composite
NASDAQ Bank
SNL Bank $1B-$5B
Index Value
250
225
200
175
150
125
100
75
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Chemung Financial Corporation	100.00	115.43	121.51	166.49	196.52	164.99
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2009.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.  The selected financial data is derived from our audited consolidated financial statements.  The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31, (in thousands)	2014	2013	2012	2011	2010
Total assets	$1,524,539	$1,476,143	$1,248,160	$1,216,260	$958,327
Loans	1,121,574	995,866	893,517	796,915	613,684
Investment securities	286,338	352,511	245,434	289,182	231,260
FHLBNY and FRBNY stock	5,535	4,482	4,710	5,509	3,329
Deposits	1,280,014	1,266,256	1,047,497	1,001,053	788,500
Securities sold under agreements to repurchase	29,652	32,701	32,711	37,107	44,775
FHLBNY advances	50,140	25,243	27,225	43,344	20,000
Long term capital lease obligation	2,976	-	-	-	-
Shareholders' equity	133,628	138,578	131,115	125,929	97,409

SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31, (in thousands)	2014	2013	2012	2011	2010
Net interest income	$49,568	$46,631	$46,842	$43,915	$34,530
Provision for loan losses	3,981	2,755	828	958	1,125
Net interest income after provision for loan losses	45,587	43,876	46,014	42,957	33,405

Wealth management group fee income	7,747	7,344	6,827	6,710	10,497
Service charges on deposit accounts	5,281	4,706	4,241	4,282	4,552
Securities gains (losses), net	6,869	(13)	301	1,108	451
Other income	6,859	6,040	5,819	5,364	4,145
Total non-interest income	26,756	18,077	17,188	17,464	19,645

Legal settlements	4,250	-	-	-	-
Merger and acquisition related expenses	115	1,387	30	2,255	482
Other operating expenses	56,112	48,013	46,765	42,595	37,361
Total non-interest expense	60,477	49,400	46,795	44,850	37,843
Income before income tax expense	11,866	12,553	16,407	15,571	15,207
Income tax expense	3,709	3,822	5,385	5,033	5,105
Net income	$8,157	$8,731	$11,022	$10,538	$10,102

SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,	2014	2013	2012	2011	2010	2009	% Change 2013 To 2014	Compounded Annual Growth 5 Years
Earnings per share (1)	$1.74	$1.87	$2.38	$2.40	$2.80	$1.45	(7.0%)	3.7%
Dividends declared	1.04	1.04	1.00	1.00	1.00	1.00	-%	0.8%
Tangible book value (2)	22.71	23.63	22.40	21.07	22.90	20.74	(3.9%)	1.8%
Book Value	28.44	29.67	28.20	27.14	26.92	24.97	(4.1%)	2.6%
Market price at 12/31	27.66	34.17	29.89	22.75	22.30	21.25	(19.1%)	5.4%
Common shares outstanding at period end (in thousands) (3)	4,699	4,671	4,649	4,641	3,619	3,608	0.6%	5.4%
Weighted average shares outstanding (in thousands)	4,683	4,660	4,641	4,383	3,607	3,603	0.5%	5.4%
(1) Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share.
(2)  Tangible book value is total shareholders’ equity less goodwill and other intangible assets divided by common shares outstanding.
(3) All issuable shares including those related to directors’ restricted stock units and directors’ stock compensation.

SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,	2014	2013	2012	2011	2010
Return on average assets	0.54%	0.67%	0.88%	0.90%	1.02%
Return on average equity	5.74%	6.50%	8.41%	8.77%	10.64%
Dividend yield at year end	3.76%	3.08%	4.20%	4.40%	4.48%
Dividend payout	58.80%	41.04%	51.84%	38.50%	34.84%
Total capital to risk adjusted assets	11.84%	12.10%	13.10%	13.28%	14.54%
Tier I capital to risk adjusted assets	10.59%	10.57%	11.68%	11.84%	12.92%
Tier I leverage ratio	7.78%	8.08%	8.74%	8.27%	8.72%
Average equity to average assets	9.43%	10.28%	10.46%	10.23%	9.60%
Year-end equity to year-end assets ratio	8.77%	9.39%	10.50%	10.35%	10.16%
Loans to deposits	87.62%	78.65%	85.30%	79.61%	77.83%
Allowance for loan losses to total loans	1.22%	1.28%	1.17%	1.21%	1.55%
Allowance for loan losses to non- performing loans	175.96%	150.11%	172.96%	70.97%	89.62%
Non-performing assets to total assets	0.71%	0.61%	0.53%	1.19%	1.18%
Net interest rate spread	3.48%	3.78%	3.96%	3.92%	3.60%
Net interest margin	3.59%	3.91%	4.14%	4.13%	3.88%
Efficiency ratio (1)	78.75%	72.49%	70.92%	68.11%	67.37%
(1) Efficiency ratio is non-interest expense less merger and acquisition related expenses less amortization of intangible assets less legal settlement divided by the total of fully taxable equivalent net interest income plus non-interest income less net gain on securities transactions less gain from bargain purchase less gain on liquidation of trust preferred securities.

The following tables summarize the Corporation’s unaudited net income and basic earnings per share at each quarter end for the years 2014 and 2013 (amounts in thousands, except per share data):

	2014
	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$12,954	$12,996	$13,341	$13,922
Interest expense	921	921	915	888
Net interest income	12,033	12,075	12,426	13,034
Provision for loan losses	639	1,103	589	1,650
Net interest income after provision for loan losses	11,394	10,972	11,837	11,384
Total other operating income	4,964	5,406	4,986	11,400
Total other operating expenses	13,343	13,579	17,763	15,792
Income (loss) before income tax expense (benefit)	3,015	2,799	(940)	6,992
Income tax expense (benefit)	951	869	(621)	2,510
Net income (loss)	$2,064	$1,930	$(319)	$4,482
Basic and diluted earnings (loss) per share	$0.44	$0.41	$(0.07)	$0.96

	2013
	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$12,748	$12,333	$12,509	$13,073
Interest expense	1,031	1,005	993	1,003
Net interest income	11,717	11,328	11,516	12,070
Provision for loan losses	431	450	874	1,000
Net interest income after provision for loan losses	11,286	10,878	10,642	11,070
Total other operating income	4,022	4,475	4,351	5,229
Total other operating expenses	11,725	11,392	11,812	14,471
Income before income tax expense	3,583	3,961	3,181	1,828
Income tax expense	1,171	1,306	1,002	343
Net Income	$2,412	$2,655	$2,179	$1,485
Basic and diluted earnings per share	$0.52	$0.57	$0.46	$0.32

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

To assist the reader, the Corporation has provided the following list of commonly used acronyms and abbreviations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ASU: Accounting Standards Update	FRBNY: Federal Reserve Bank of New York
Bank: Chemung Canal Trust Company	Freddie Mac: Federal Home Loan Mortgage Corporation
CDO: Collateralized Debt Obligation	GAAP: U.S. generally accepted accounting principles
Corporation: Chemung Financial Corporation	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	PCI: Purchased credit impaired
FDIC: Federal Deposit Insurance Corporation	SEC: Securities and Exchange Commission
FHLBNY: Federal Home Loan Bank of New York	TDRs: Troubled debt restructurings
FRB: Board of Governors of the Federal Reserve System

The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation.  Reference should be made to the accompanying consolidated financial statements and footnotes, and the selected financial data appearing elsewhere in this report for an understanding of the following discussion and analysis.

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

Use of Non-GAAP Financial Measures

The SEC has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Corporation’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin

Net interest income is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of other institutions or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average interest-earning assets.  For purposes of this measure as well, fully taxable equivalent net interest income is generally used by financial institutions, as opposed to actual net interest income, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time.  The Corporation follows these practices.

Tangible Book Value per Share

Tangible equity is total shareholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total shareholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets include goodwill and other intangible assets resulting from business combinations.

Adjustments for Certain Items of Income or Expense

In addition to disclosures of certain GAAP financial measures, including net income, earnings per share (“EPS”), return on average assets (“ROA”), and return on average equity (“ROE”), we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items.  The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation’s financial results during the particular period in question. In the Corporation’s presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

The Corporation believes that the non-GAAP financial measures disclosed by it from time-to-time are useful in evaluating the Corporation’s performance and that such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.  The Corporation’s non-GAAP financial measures may differ from similar measures presented by other companies.

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

The Corporation, on a stand-alone basis, has minimal results of operations.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, Wealth Management Group fee income and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

Highlights

Below are highlights of the Corporation’s operations for the year ended December 31, 2014:

•	Net income for 2014 was $8.2 million, or $1.74 per share, compared with $8.7 million, or $1.87 per share, for 2013, a decrease of $0.5 million, or 6.6%.

•	Returns on average assets and average equity for 2014 were 0.54% and 5.74%, respectively, compared with 0.67% and 6.50%, respectively, for 2013.

•	Net interest margin (fully taxable equivalent) for 2014 was 3.59%, down from 3.91% for 2013.

•	The non-performing assets to total assets ratio was 0.71% at December 31, 2014 compared with 0.61% at December 31, 2013.

•
Book value per share was $28.44 at December 31, 2014 compared with $29.67 at December 31, 2013, a decrease of $1.23, or 4.1%.  Tangible book value per share was $22.71 at December 31, 2014 compared with $23.63 at December 31, 2013, a decrease of $0.92 or 3.9%.

•	Tangible equity to tangible assets ratio decreased to 7.13% at December 31, 2014 compared with 7.62% at December 31, 2013.

•
The Corporation’s January 29, 2015 earnings release did not reflect an additional provision for loan losses of $0.7 million due to the impairment of a commercial loan, as we were unable to reasonably estimate the provision as of the date of the earnings release.  The additional provision changed the previously reported full year net income of $8.6 million to $8.2 million, income tax expense of $4.0 million to $3.7 million, provision for loan losses of $3.3 million to $4.0 million, basic and diluted earnings per share of $1.83 to $1.74 and total shareholders’ equity of $134.0 million to $133.6 million.  The Corporation’s earnings release also did not include a $7.9 million gross-up of the accrual for legal settlement, which had no income statement impact, to reflect the receivable for insurance proceeds.  The provision for loan loss and the gross-up of the accrual for legal settlement adjustments changed the previously reported total assets of $1.517 billion to $1.524 billion and total liabilities of $1.383 billion to $1.391 billion.

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

Financial Condition

Summary

Consolidated assets at December 31, 2014 totaled $1.525 billion, an increase of $48.4 million or 3.3% since December 31, 2013.  The growth was due primarily to increases of $125.7 million, in total portfolio loans.  The increase in portfolio loans was due to strong growth of $100.5 million in commercial loans and $19.9 million in indirect consumer loans.

Total shareholders’ equity was $133.6 million at December 31, 2014, a decrease of $5.0 million from December 31, 2013, due primarily to the Corporation’s $8.9 million reduction in accumulated other comprehensive income, declared dividends of $4.8 million and partially offset by net income of $8.2 million and a reduction of $0.7 million in treasury stock.

The market value of total assets under management or administration in the Corporation’s Wealth Management Group was $1.956 billion at December 31, 2014 compared with $1.888 billion at December 31, 2013, an increase of $68.0 million, or 3.6%.

Balance Sheet Comparisons

Table 1 contains selected average balance sheet information for each year in the six-year period ended December 31, 2014 (amounts in millions):

TABLE 1. SELECTED AVERAGE BALANCE SHEET INFORMATION
Average Balance Sheet	2014	2013	2012	2011	2010	2009	% Change 2013 to 2014		Compounded Annual Growth 5 Years
Total Assets	$1,506.3	$1,306.4	$1,253.7	$1,175.0	$988.6	$928.8	15.3%		10.2%
Earning Assets (1)	1,399.3	1,209.7	1,150.4	1,078.4	905.5	852.4	15.7%		10.4%
Loans (2)	1,066.4	942.9	844.2	741.0	590.6	586.7	13.1%		12.7%
Investments (3)	332.9	266.8	306.2	337.4	314.9	265.7	24.8%		4.6%
Deposits	1,297.4	1,092.8	1,045.0	967.1	819.1	753.9	18.7%		11.5%
Borrowings (4)	56.7	69.5	70.7	81.3	68.4	79.2	(18.4	) %	(6.5	) %
Shareholders’ Equity	142.0	134.3	131.1	120.2	94.9	85.4	5.7%		10.7%
(1) Average earning assets include securities available for sale and securities held to maturity based on amortized cost, loans and loans held for sale net of deferred loan fees, interest-bearing deposits, FHLBNY stock, FRBNY stock and federal funds sold.
(2) Average loans and loans held for sale, net of deferred loan fees.
(3) Average balances for investments include securities available for sale and securities held to maturity, based on amortized cost, FHLBNY stock, FRBNY stock, federal funds sold and interest-bearing deposits.
(4) Average borrowings include FHLBNY advances, securities sold under agreements to repurchase and capitalized lease obligations.

Table 2 contains selected period-end balance sheet information for each year in the six-year period ended December 31, 2014 (amounts in millions):

TABLE 2. SELECTED PERIOD-END BALANCE SHEET INFORMATION
Ending Balance Sheet	2014	2013	2012	2011	2010	2009	% Change 2013 to 2014	Compounded Annual Growth 5 Years
Total Assets	$1,524.5	$1,476.1	$1,248.2	$1,216.3	$958.3	$975.6	3.3%	9.3%
Earning Assets (1)	1,415.1	1,373.6	1,155.7	1,116.3	892.4	900.9	3.0%	9.5%
Loans (2)	1,121.5	995.9	893.5	796.9	613.7	595.9	12.6%	13.5%
Allowance for loan losses	13.7	12.8	10.4	9.7	9.5	10.0	7.2%	6.6%
Investments (3)	292.9	377.0	261.2	319.4	278.7	305.0	(22.3)%	(0.8)%
Deposits	1,280.0	1,266.3	1,047.5	1,001.1	788.5	803.1	1.1%	9.8%
Borrowings (4)	79.8	57.9	59.9	80.5	64.8	74.3	37.8%	1.4%
Shareholders’ Equity	133.6	138.6	131.1	125.9	97.4	90.1	(3.6)%	8.2%
(1) Earning assets include securities available for sale, at estimated fair value and securities held to maturity based on amortized cost, loans and loans held for sale net of deferred loan fees, interest-bearing deposits, FHLBNY stock, FRBNY stock and federal funds sold.
(2) Loans and loans held for sale, net of deferred loan fees.
(3) Investments include securities available for sale, at estimated fair value, securities held to maturity, at amortized cost, FHLBNY stock, FRBNY stock, federal funds sold and interest-bearing deposits.
(4) Borrowings include FHLBNY advances, securities sold under agreements to repurchase and capitalized lease obligations.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $22.4 million since December 31, 2013, due primarily to decreases of $19.0 million in interest-bearing deposits in other financial institutions and $3.4 million in cash and due from financial institutions.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in Table 3 as follows (amounts in thousands):

TABLE 3. SECURITIES AVAILABLE FOR SALE

	2014			2013
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)	Amortized Cost	Estimated Fair Value	Unrealized Gains (Losses)
Obligations of U.S. Government and U.S Government sponsored enterprises	$180,535	$181,673	$1,138	$187,098	$188,106	$1,008
Mortgage-backed securities, residential	60,787	61,660	873	104,069	104,356	287
Collateralized mortgage obligations	335	338	3	1,001	1,015	14
Obligations of states and political subdivisions	30,677	31,451	774	37,339	38,376	1,037
Corporate bonds and notes	1,502	1,533	31	2,879	2,946	67
SBA loan pools	1,296	1,304	8	1,471	1,488	17
Trust preferred securities	1,906	2,028	122	1,898	2,034	136
Corporate stocks	285	520	235	444	7,695	7,251
Totals	$277,323	$280,507	$3,184	$336,199	$346,016	$9,817

The available for sale segment of the securities portfolio totaled $280.5 million at December 31, 2014, a decrease of $65.5 million, or 18.9%, from $346.0 million at December 31, 2013.  The decrease resulted primarily from sales and calls of $62.7 million, and maturities and principal collected of $24.2 million, partially offset by purchases of $23.6 million.  The proceeds from the sales, calls, maturities and principal collected of securities were used to help fund the growth of the loan portfolio.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $5.8 million at December 31, 2014, a decrease of $0.7 million, or 10.2%, from $6.5 million at December 31, 2013.  The decrease was due primarily to maturities and principal collected of $3.2 million, partially offset by purchases of $2.5 million.

Non-marketable equity securities at December 31, 2014 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.7 million and $3.8 million, respectively.  The fair value of these securities is assumed to approximate their cost.  The investment in these stocks is regulated by regulatory policies of the respective institutions.

Table 4 sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities at December 31, 2014 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security).  Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (amounts in thousands):

TABLE 4. MATURIES AND YIELDS OF AVAILABLE FOR SALE AND
HELD TO MATURITY SECURITIES

	Maturing
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$26,813	2.02%	$149,504	1.27%	$5,356	2.66%	$-	-
Mortgage-backed securities, residential	116	4.81%	60,015	2.05%	1,419	2.01%	110	3.49%
Collateralized mortgage obligations	246	3.49%	92	4.71%	-	-	-	-
Obligations of states and political subdivisions	9,912	2.85%	25,711	3.94%	1,003	6.05%	-	-
Corporate bonds and notes	772	3.98%	518	4.13%	243	3.25%	-	-
SBA loan pools	-	-	712	1.79%	592	1.74%	-	-
Trust preferred securities	2,028	8.94%	-	-	-	-	-	-
Time deposits with other financial institutions	656	2.07%	-	-	-	-	-	-
Total	$40,543	2.58%	$236,552	1.76%	$8,613	2.91%	$110	3.49%

Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For the year ended December 31, 2014, the Corporation had no OTTI charges.  For the year ended December 31, 2013, the Corporation had less than $0.1 million in OTTI charges.  During the fourth quarter of 2013, the Corporation sold one CDO consisting of a pool of trust preferred securities that had an amortized cost of $0.6 million.  The CDO was sold for $0.6 million, resulting in a slight loss.  The CDO was sold in light of the uncertainty surrounding the recently released rules contained in the “Volcker Rule” provision of the Dodd-Frank Act regarding the ability of banks to hold these types of securities and based on current market conditions.  In addition to the CDO that was sold in the fourth quarter of 2013, the remaining CDO was liquidated and the Corporation recorded $0.5 million in other income during the first quarter of 2014.  The Corporation does not own any other CDOs in its investment securities portfolio.  For more detailed information on OTTI, see Footnote (3), “Securities” in the Notes to Consolidated Financial Statements.

Loans

The Corporation has reporting systems to monitor: (i) loan originations and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

Table 5 shows the Corporation's loan composition by segment and percentage of total loans at the end of each of the last five years (amounts in thousands):

	TABLE 5. LOANS
	December 31,
	2014	%	2013	%	2012	%	2011	%	2010	%

Commercial and agricultural	$166,406	14.8	$145,363	14.6	$133,851	15.0	$142,209	17.8	$114,697	18.7
Commercial mortgages	452,593	40.4	373,147	37.5	320,198	35.9	264,589	33.2	133,070	21.7
Residential mortgages	196,809	17.5	195,997	19.7	200,475	22.4	193,600	24.3	173,468	28.3
Indirect consumer loans	184,763	16.5	164,846	16.5	130,573	14.6	97,165	12.2	98,941	16.1
Consumer loans	121,003	10.8	116,513	11.7	108,420	12.1	99,352	12.5	93,508	15.2
Total	$1,121,574	100.0	$995,866	100.0	$893,517	100.0	$796,915	100.0	$613,684	100.0

Portfolio loans totaled $1.122 billion at December 31, 2014, an increase of $125.7 million, or 12.6%, from $995.9 million at December 31, 2013.  The increase in portfolio loans was due to strong growth of $100.5 million, or 19.4%, in commercial loans and $19.9 million, or 12.1%, in indirect consumer loans. The growth in commercial loans was due primarily to an increase in commercial loans in the Capital Bank division in the Albany, New York region.  The growth in indirect consumer loans was a result of the Corporation’s extension into the first nine months of 2014 its loan program with reduced pricing on high quality indirect auto loans.

Residential mortgage loans totaled $196.8 million at December 31, 2014, an increase of $0.8 million, or 0.4%, from December 31, 2013.  In addition, during 2014, $13.6 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.1 million of residential mortgages sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in the commercial mortgage and commercial and agricultural loan segments.

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

The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At December 31, 2014 and 2013, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 36.1% and 31.1% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2014 and 2013.

Table 6 shows the maturity of only commercial and agricultural loans and commercial mortgages outstanding as of December 31, 2014.  Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (amounts in thousands):

	TABLE 6. LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2014
	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial and agricultural and commercial mortgages	$73,671	$131,105	$414,223	$618,999
Loans maturing after one year with:
Fixed interest rates	$25,686	$91,608	$104,137	$221,431
Variable interest rates	47,985	39,497	310,086	397,568
Total	$73,671	$131,105	$414,223	$618,999

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

Table 7 summarizes the Corporation's non-performing assets, excluding purchased credit impaired loans (amounts in thousands):

TABLE 7. NON-PERFORMING ASSETS

December 31,	2014	2013	2012	2011	2010
Non-accrual loans	$6,798	$7,456	$7,456	$9,554	$6,805
Non-accrual troubled debt restructurings	980	1,061	1,061	4,057	3,793
Total non-performing loans	7,778	8,517	8,517	13,611	10,598
Other real estate owned	3,065	538	538	898	741
Total non-performing assets	$10,843	$9,055	$9,055	$14,509	$11,339

Ratio of non-performing loans to total loans	0.69%	0.86%	0.68%	1.71%	1.73%
Ratio of non-performing assets to total assets	0.71%	0.61%	0.53%	1.19%	1.18%
Ratio of allowance for loan losses to non-performing loans	175.96%	150.01%	172.96%	70.97%	89.62%

Accruing loans past due 90 days or more (1)	$1,454	$1,473	$4,484	$7,304	$11
Accruing troubled debt restructurings (1)	$8,705	$6,831	$5,364	$-	$659
(1)	These loans are not included in nonperforming assets above.

Table 8 shows interest income on non-accrual and troubled debt restructured loans for the indicated years ended December 31 (amounts in thousands):

TABLE 8. INTEREST INCOME ON NON-ACCRUAL AND
 TROUBLED DEBT RESTRUCTURED LOANS
	2014	2013	2012
Interest income that would have been recorded under original terms	$463	$541	$666
Interest income recorded during the period	$367	$336	$12

Non-Performing Loans

The recorded investment in non-performing loans at December 31, 2014, totaled $7.8 million compared to $8.5 million at year-end 2013, a decrease of $0.7 million.  The decrease in non-performing loans was due to decreases of $0.6 million in non-accrual loans and $0.1 million in non-accrual TDRs.  Non-performing commercial loans decreased $0.9 million while non-performing residential mortgages increased $0.3 million.

The recorded investment in accruing loans 90 days or more past due totaled $1.5 million at December 31, 2014, level with the recorded investment at December, 31, 2013.  At December 31, 2014, the recorded investment in accruing loans 90 days or more past due included $1.4 million in acquired construction loans not considered by management to be PCI loans, which for a variety of reasons are 90 days or more past their stated maturity dates.  However, the borrowers continue to make required interest payments.  Additionally, these loans carry third party credit enhancements, and based on the strength of those credit enhancements, the Corporation has not identified these loans as PCI loans and expects to incur no losses on these loans.

Not included in the non-performing loan totals are loans acquired in the April 2011 acquisition of Fort Orange Financial Corp. and its wholly-owned subsidiary, Capital Bank, which the Corporation had identified as PCI loans totaled $2.6 million and $9.7 million at December 31, 2014 and 2013, respectively.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation has modified the terms of select loans to maximize their collectability.  These modifications may be considered TDRs under current accounting guidance.  The Corporation offers various types of modifications which may involve a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, substituting or adding a new borrower or guarantor, a permanent reduction of the recorded investment in the loan or a permanent reduction of the interest on the loan. As of December 31, 2014, the Corporation had $1.0 million of non-accrual TDRs compared with $1.1 million as of December 31, 2013.  The decrease in non-accrual TDRs was in the commercial loan segment of the loan portfolio.  As of December 31, 2014, the Corporation had $8.7 million of accruing TDRs compared with $6.8 million as of December 31, 2013.  The increase in accruing TDRs was primarily in the commercial loan segment of the loan portfolio.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at December 31, 2014 totaled $15.9 million, including TDRs of $9.7 million, compared to $13.9 million at December 31, 2013, including TDRs of $7.9 million.  The increase in impaired loans was in the commercial loan segment of the loan portfolio.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  Included in the impaired loan total at December 31, 2014, are loans totaling $4.9 million for which impairment allowances of $1.2 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2013, the impaired loan total included $2.0 million of loans for which specific impairment allowances of $1.0 million were allocated to the allowance for loan losses.  The increase in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due to an increase of $3.1 million in impaired commercial mortgages, partially offset by a decrease of $0.9 million in commercial and industrial loans.

The majority of the Corporation's impaired loans are secured and measured for impairment based on collateral evaluations.  It is the Corporation's policy to obtain updated appraisals, by independent third parties, on loans secured by real estate at the time a loan is determined to be impaired.  An impairment measurement is performed based upon the most recent appraisal on file to determine the amount of any specific allocation or charge-off.  In determining the amount of any specific allocation or charge-off, the Corporation will make adjustments to reflect the estimated costs to sell the property.  Upon receipt and review of the updated appraisal, an additional measurement is performed to determine if any adjustments are necessary to reflect the proper provisioning or charge-off.  Impaired loans are reviewed on a quarterly basis to determine if any changes in credit quality or market conditions would require any additional allocation or recognition of additional charge-offs.  Real estate values in the Corporation's market area have been holding steady.  Non-real estate collateral may be valued using (i) an appraisal, (ii) net book value of the collateral per the borrower’s financial statements, or (iii) accounts receivable aging reports, that may be adjusted based on management’s knowledge of the client and client’s business.  If market conditions warrant, future appraisals are obtained for both real estate and non-real estate collateral.

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

Table 9 summarizes the Corporation’s allocation of the allowance for loan losses and percent of loans by category to total loans for each year in the five-year period ended December 31, 2014 (amounts in thousands):

TABLE 9. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Balance at end of period applicable to:	2014	%	2013	%	2012	%	2011	%	2010	%
Commercial and agricultural	$1,460	14.8	$1,979	14.6	$1,708	15.0	$3,143	17.8	$2,118	18.6
Commercial mortgages	6,326	40.4	6,243	37.5	4,428	35.9	2,570	33.2	2,575	21.7
Residential mortgages	1,572	17.5	1,517	19.7	1,565	22.4	1,310	24.3	1,302	28.3
Consumer loans	4,328	27.3	3,037	28.2	2,706	26.7	2,193	24.7	2,727	31.4
	13,686	100.0	12,776	100.0	10,407	100.0	9,216	100.0	8,722	100.0
Unallocated	-		-		26		443		776
Total	$13,686		$12,776		$10,433		$9,659		$9,498

Table 10 summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2014 (amounts in thousands, except ratio data):

TABLE 10. SUMMARY OF LOAN LOSS EXPERIENCE
	Years Ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of year	$12,776	$10,433	$9,659	$9,498	$9,967
Reclassification of acquired loan discount			124	-	-
Charge-offs:
Commercial and agricultural	444	186	181	686	817
Commercial mortgages	2,229	44	335	19	471
Residential mortgages	97	124	83	67	83
Consumer loans	1,508	1,139	674	726	840

Total	4,278	1,493	1,273	1,498	2,211
Recoveries:
Commercial and agricultural	385	537	802	423	414
Commercial mortgages	156	98	55	41	15
Residential mortgages	32	65	-	45	-
Consumer loans	634	381	238	192	188

Total	1,207	1,081	1,095	701	617
Net charge-offs	3,071	412	178	797	1,594
Provision charged to operations	3,981	2,755	828	958	1,125
Allowance for loan losses at end of year	$13,686	$12,776	$10,433	$9,659	$9,498

Ratio of net charge-offs during year to average loans outstanding	0.29%	0.04%	0.02%	0.11%	0.27%
Ratio of allowance for loan losses to total loans outstanding	1.22%	1.28%	1.17%	1.21%	1.55%

Net charge-offs for 2014 were $3.1 million compared with $0.4 million for 2013.  The ratio of net charge-offs to average loans outstanding was 0.29% for 2014 compared to 0.04% for 2013.  The increase in net charge-offs was due primarily to increases of $2.1 million in commercial mortgage and $0.4 million in commercial and agricultural net charge-offs.

Other Real Estate Owned

At December 31, 2014, other real estate owned (“OREO”) totaled $3.1 million compared to $0.5 million at December 31, 2013.  The increase in other real estate owned was due primarily to the transfer of two acquired PCI commercial loans.

Other Assets

The $10.1 million increase in other assets was due primarily to the recording of a receivable from the Corporation’s insurance carrier related to the settlement of the two legal proceedings involving its Wealth Management Group and the increase in other real estate owned.

Deposits

Deposits totaled $1.280 billion at December 31, 2014, compared with $1.266 billion at December 31, 2013, an increase of $13.8 million, or 1.1%.  At December 31, 2014, demand deposit and money market accounts comprised 68.0% of total deposits compared with 65.3% at December 31, 2013.  Sorted by public, commercial, consumer and broker sources, the growth in deposits was due primarily to increases of $38.3 million in brokered and $5.7 million in commercial deposits, partially offset by decreases of $25.2 million in consumer and $5.0 million in public deposits accounts.

Brokered deposits include funds obtained through brokers, and the Bank’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”) programs.  The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Deposits obtained through brokers were $2.3 million and $5.0 million as of December 31, 2014 and 2013, respectively.  Deposits obtained through the CDARS and ICS programs were $76.7 million and $35.7 million as of December 31, 2014 and 2013, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to local municipalities.

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts.  A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank.  These customers will typically turn to their primary bank first when in need of other financial services.  Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) link business and consumer loans to a primary checking account at the Bank, (v) aggressively promote direct deposit of client’s payroll checks or benefit checks and (vi) constantly monitor the Corporation’s pricing strategies to ensure competitive products and services.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.

Information regarding deposits is included in Note 7 to the consolidated financial statements appearing elsewhere in this report.

Borrowings

FHLBNY advances increased $24.9 million to $50.1 million at December 31, 2014 from $25.2 million at December 31, 2013.  FHLBNY overnight advances increased $30.8 million during 2014 while FHLBNY term advances decreased $5.9 million.

For each of the three years ended December 31, 2014, 2013 and 2012, respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $86.0 million and $73.1 million at December 31, 2014 and 2013, respectively.  The Corporation also had a total of $27.8 million of unsecured lines of credit with four different financial institutions, all of which was available at December 31, 2014 and 2013.

During 2014, cash and cash equivalents decreased $22.4 million.  The major sources of cash during 2014 included $18.4 million provided by operating activities, $90.2 million in proceeds from sales, maturities, calls and principal reductions on securities, $13.8 million in deposits and $24.9 million in FHLBNY advances.  These proceeds were used primarily to fund purchases of securities totaling $27.2 million, a $131.9 million net increase in loans, payment of cash dividends in the amount of $4.8 million and purchases of fixed assets totaling $2.6 million.

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

Shareholders’ Equity

Total shareholders’ equity was $133.6 million at December 31, 2014, compared with $138.6 million at December 31, 2013, a decrease of $5.0 million, or 3.6%.  The decrease was due primarily to an $8.9 million decrease in accumulated other comprehensive income and declared dividends of $4.8 million, partially offset by net income of $8.2 million and a reduction of $0.7 million in treasury stock.  The total shareholders’ equity to total assets ratio was 8.77% at December 31, 2014 compared with 9.39% at December 31, 2013.  Tangible equity to tangible assets ratio decreased to 7.13% at December 31, 2014, from 7.62% at December 31, 2013.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of December 31, 2014, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.  A comparison of the Corporation’s and the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2014 and 2013, is included in note 17 to the consolidated financial statements appearing elsewhere in this report.  For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital.”

Cash dividends declared during 2014 totaled $4.8 million or $1.04 per share compared to $4.8 million or $1.04 per share in 2013 and $4.6 million or $1.00 per share in 2012.  Dividends declared during 2014 amounted to 58.8% of net income compared to 54.7% and 41.5% of net income for 2013 and 2012, respectively.  Management seeks to continue generating sufficient capital internally, while continuing to pay adequate dividends to the Corporation’s shareholders.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  On December 19, 2012, the Board of Directors approved a new stock repurchase plan under which the Corporation may repurchase up to 125,000 shares.  No shares were purchased under the new plan in 2014.  During 2013, the Corporation purchased 3,094 shares at a total cost of $93 thousand under the new plan.  Under the previous plan, the Corporation purchased 68,564 shares.

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

Table 11 shows the Corporation’s off-balance sheet arrangements as of December 31, 2014 (amounts in thousands):

TABLE 12. COMMITMENT MATURITY BY PERIOD

	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
Standby letters of credit	$16,747	$15,653	$656	$438	$-
Unused portions of lines of credit (1)	126,460	126,460	-	-	-
Commitments to fund new loans	34,838	34,838	-	-	-
Total	$178,044	$176,951	$656	$437	$-
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $41,261, $13,405 and $4,921, respectively, at December 31, 2014.

Contractual Obligations

Table 13 shows the Corporation’s contractual obligations under long-term agreements as of December 31, 2014 (amounts in thousands).  Note references are to the Notes of the Consolidated Financial Statements:

TABLE 13. CONTRACTUAL OBLIGATIONS

		Payments Due by Period
	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
Time Deposits (Note 7)	$211,843	$155,295	$44,289	$10,626	$1,633
Federal Home Loan Bank advances (Note 9)	50,140	30,830	17,241	2,069	-
Securities sold under agreements to repurchase (Note 8)	29,652	9,652	20,000	-	-
Operating leases (Note 5)	9,873	1,429	2,309	1,981	4,154
Capital leases (Note 5)	3,814	234	468	468	2,644
Data processing services and other	5,203	1,518	2,183	1,455	47
Total (1)	$310,520	$208,953	$78,559	$14,530	$8,478
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans.  Please refer to Part IV Item 15 Note 11 for information regarding these obligations at December 31, 2014.

Results of Operations 2014 vs. 2013

Net Income

Net income for 2014 was $8.2 million, a decrease of $0.5 million, or 6.6%, compared with $8.7 million for 2013.  Earnings per share for 2014 was $1.74 compared with $1.87 for 2013.  Return on average assets and return on average equity for 2014 were 0.54% and 5.74%, respectively, compared with 0.67% and 6.50%, respectively, for 2013.

The decline in 2014 earnings was due primarily to increases of $11.1 million in non-interest expense and $1.2 million in the provision for loan losses, partially offset by increases of $8.7 million in non-interest income and $2.9 million in net interest income.  The increase in non-interest expense was due to a $4.3 million accrual for legal settlement regarding two legal proceedings involving the Bank’s Wealth Management Group, along with increases of $2.0 million in salaries and wages, $1.6 million in net occupancy expense, $1.6 million in data processing expense, $0.7 million in professional services, $0.6 million in furniture and equipment expense and $0.4 million in amortization of intangible assets.  A portion of the increase in non-interest expense was due to operating expenses directly related to the branch offices acquired in the fourth quarter of 2013, along with upgrades for ATMs and software.  The increase in non-interest income was due primarily to $6.9 million in net gains on security transactions, along with increases of $0.4 million in Wealth Management Group fee income and $0.6 million in service charges on deposit accounts.

Net Interest Income

Net interest income, which is the difference between the income we receive on interest-earning assets, such as loans and securities and the interest we pay on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to our earnings.

For 2014, net interest income totaled $49.6 million, an increase of $3.0 million, or 6.3%, compared with $46.6 for 2013, and the net interest margin was 3.59% for 2014 compared with 3.91% for 2013.  The decline in net interest income was due primarily to margin compression evidenced by a 40 basis point decrease in the yield on interest-earning assets, partially offset by a 10 basis point decline in the cost of funds and an increase of $189.6 million in average interest-earning assets.  The decline in net interest margin was due primarily to yields on interest-earning assets decreasing at a faster rate than the cost of interest-bearing liabilities.  The decrease in yield on interest-earning assets was attributable to lower loan yields as loans continue to adjust to current market rates and the investment of cash from the acquired branch offices into investment securities.

For 2014, total average funding liabilities, including non-interest-bearing demand deposits, increased $191.7 million, or 16.5%, to $1.354 billion.  The growth was primarily due to increases of $120.7 million in average savings and money market deposits, $59.3 million in non-interest-bearing demand deposits and $30.2 million in interest-bearing demand deposits.  These items were partially offset by decreases of $12.9 million in borrowings and $5.6 million in time deposits.  While average interest-bearing liabilities increased $132.4 million, or 15.4%, interest expense decreased $0.4 million, or 9.6%, as the average cost of interest-bearing liabilities decreased 10 basis points to 0.37%.

Provision for Loan Losses

For 2014 the provision for loan loss expense totaled $4.0 million compared to $2.8 million for 2013.  The increase was due primarily to additional impairments on commercial loans and growth in the loan portfolio.

Non-Interest Income

Non-interest income for 2014 was $26.8 million compared with $18.1 million for 2013, an increase of $8.7 million, or 48.0%.  The increase was due primarily to $6.9 million in net gains on security transactions, and increases of $0.4 million in Wealth Management Group fee income and $0.6 million in service charges on deposit accounts.

Current assets under management or administration of the Corporation’s Wealth Management Group include investment, trust and retirement-related business lines.  The market value of total assets under management or administration in the Wealth Management Group were $1.956 billion at December 31, 2014, compared with $1.888 billion at December 31, 2013, an increase of $68.0 million, or 3.6%.  As a result, Wealth Management Group fee income increased for 2014.  Wealth Management Group’s efforts in 2014 were focused on programs that include a private banking program with financial planning capabilities to serve the financial needs of high net worth individuals and an enhanced retirement services program to increase the number of plans under management and fee income.

Non-Interest Expense

Non-interest expense for 2014 was $60.5 million compared with $49.4 million for 2013, an increase of $11.1 million, or 22.4%.  Excluding a $4.3 million pre-tax legal settlement from 2014, non-interest expense increased $6.8 million, or 13.8%, for 2014.  The accrual for legal settlement was the result of two legal proceedings involving the Bank’s Wealth Management Group.  The $6.8 million increase in non-interest expense, excluding the accrual for legal settlement, was due primarily to increases of $2.0 million in salaries and wages, $1.6 million in net occupancy expense, $0.6 million in furniture and equipment expense, $1.6 million in data processing costs, $0.7 million in professional fees, $0.4 million in amortization of intangible assets and $1.0 million in other non-interest expenses.  These items were partially offset by a decrease of $1.3 million in merger and acquisition expense.  A portion of the increase in non-interest expense was due to operating expenses directly related to the branch offices acquired in the fourth quarter of 2013, along with upgrades for ATMs and software.

Income Taxes

Income tax expense for 2014 was $3.7 million compared with $3.8 million for 2013, a decrease of $0.1 million, or 3.0%.  Income tax expense reflects an effective tax rate of 31.3% for 2014 compared with 30.4% for 2013, due primarily to a decrease in the relative percentage of tax exempt income to pre-tax income.

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

Table 14 sets forth certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity securities.

TABLE 14. AVERAGE BALANCES AND YIELDS
Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential Year Ended December 31,
(Amounts in thousands)	2014			2013			2012
Assets	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Commercial, agricultural and commercial mortgage loans	$568,448	$28,181	4.96%	$486,364	$26,146	5.38%	$429,966	$25,649	5.97%
Mortgage loans	195,266	8,134	4.17%	198,903	8,638	4.34%	194,643	9,425	4.84%
Consumer loans	302,665	10,947	3.62%	257,641	10,484	4.07%	219,646	10,322	4.70%
Taxable securities	267,117	5,122	1.92%	209,676	4,468	2.13%	214,616	5,424	2.53%
Tax-exempt securities	39,890	1,415	3.55%	42,253	1,605	3.80%	48,653	1,834	3.77%
Interest-bearing deposits	25,899	64	0.25%	14,836	36	0.24%	42,884	153	0.36%
Total earning assets	1,399,285	53,863	3.85%	1,209,673	51,377	4.25%	1,150,408	52,807	4.59%
Non-earning assets:
Cash and due from banks	26,653			23,739			24,369
Premises and equipment, net	30,447			25,606			24,806
Other assets	52,014			46,752			50,854
Allowance for loan losses	(13,082)			(11,212)			(10,425)
AFS adjustment to fair value	11,007			11,809			13,713
Total	$1,506,324			$1,306,367			$1,253,725
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Now deposits	$126,593	101	0.08%	$96,392	91	0.09%	$89,759	95	0.11%
Savings and insured money market deposits	585,616	988	0.17%	464,976	833	0.18%	415,253	828	0.20%
Time deposits	223,841	954	0.43%	229,426	1,426	0.62%	256,291	2,258	0.88%
Federal Home Loan Bank advances, securities sold under agreements to repurchase and other debt	56,625	1,602	2.83%	69,498	1,682	2.42%	70,716	2,053	2.90%
Total interest-bearing liabilities	992,675	3,645	0.37%	860,292	4,032	0.47%	832,019	5,234	0.63%
Non-interest-bearing liabilities:
Demand deposits	361,393			302,046			283,654
Other liabilities	10,210			9,744			6,933
Total liabilities	$1,364,278			$1,172,082			$1,122,606
Shareholders' equity	142,046			134,285			131,119
Total	$1,506,324			$1,306,367			$1,253,725
Fully taxable equivalent net interest income		50,218			47,345			47,573
Net interest rate spread (1)			3.48%			3.78%			3.96%
Net interest margin, fully taxable equivalent (2)			3.59%			3.91%			4.14%
Taxable equivalent adjustment		(650)			(714)			(731)
Net interest income		$49,568			$46,631			$46,842
(1)Net interest rate spread is the difference in the yield received on earning assets less the rate paid on interest-bearing liabilities.
(2)Net interest margin is the ratio of fully taxable equivalent net interest income divided by average earning assets.

CHANGES DUE TO VOLUME AND RATE

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  Table 15 illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average earning assets include non-accrual loans and taxable equivalent adjustments were made.

TABLE 15. RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2014 vs. 2013			2013 vs. 2012
	Increase/(Decrease)			Increase/(Decrease)
	Total	Due to	Due to	Total	Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate
Interest income (in thousands)
Commercial, agricultural and commercial mortgage loans	$2,035	$4,178	$(2,143)	$497	$3,175	$(2,678)
Mortgage loans	(504)	(156)	(348)	(787)	202	(989)
Consumer loans	463	1,708	(1,245)	162	1,651	(1,489)
Taxable investment securities	654	1,134	(480)	(956)	(122)	(834)
Tax-exempt investment securities	(190)	(87)	(103)	(229)	(243)	14
Interest-bearing deposits	28	27	1	(117)	(79)	(38)
Total interest income	$2,486	$6,804	$(4,318)	$(1,430)	$4,584	$(6,014)

Interest expense (in thousands)
Interest-bearing demand deposits	$10	$26	$(16)	$(4)	$7	$(11)
Savings and insured money market deposits	155	206	(51)	5	94	(89)
Time deposits	(472)	(34)	(438)	(832)	(218)	(614)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(80)	(339)	259	(371)	(34)	(337)
Total interest expense	(387)	(141)	(246)	(1,202)	(151)	(1,051)

Net interest income	$2,873	$6,945	$(4,072)	$(228)	$4,735	$(4,963)

ADOPTION OF NEW ACCOUNTING STANDARDS

There are no recently issued accounting standards that the Corporation feels will have a material impact on its consolidated financial statements.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At December 31, 2014, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.45% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 9.62%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.25% and 14.39%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2014, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 7.29% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.27%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 3.99% and 6.61%, respectively.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during 2014.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part III, Item 15 are filed as part of this report and appear on pages F-1 through F-55.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2014.  Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2014.

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

As of December 31, 2014 management assessed the effectiveness of the Corporation's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the "1992 Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2014 consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Corporation's internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

During year ended December 31, 2014, we implemented internal control procedures to address a previously identified material weakness related to the identification of troubled debt restructurings.  These internal controls included the creation of a formal tracking process of all extension, renewal, modification, or consolidation/refinance loans, which is completed on a quarterly basis, to ensure all troubled debt restructurings are properly identified, strengthening our procedures of troubled debt restructurings, and providing additional training to our loan underwriting and credit administration functions.  After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2014.

During the fourth quarter, except for the items described above, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

  /s/ Ronald M. Bentley                                                                                                                                                                 /s/ Karl F. Krebs
Ronald M. Bentley	Karl F. Krebs
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 13, 2015	March 13, 2015

Item 9B.                          OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2014 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2014 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2014 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2014 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2014 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)	The following consolidated financial statements of the Corporation appear on pages F-1 through F-55 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the three years ended December 31, 2014

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2014

Consolidated Statements of Cash Flows for the three years ended December 31, 2014

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
10.4
Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President.  (Filed as Exhibit 10.9 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

10.5
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Richard G. Carr, Executive Vice President.  (Filed as Exhibit 10.11 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.6
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President.  (Filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.7
Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division.  (Filed as Exhibit 10.14 to Registrant’s Form 10-Q filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.8
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer.  (Filed as Exhibit 10.16 to Registrant’s Form 10-K on March 28, 2012 and incorporated herein by reference).

10.9
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
Pages F-1 to F-55

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Chemung Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Chemung Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on Chemung Financial Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in the 1992 Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Livingston, New Jersey
March 13, 2015

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	YEARS ENDED DECEMBER 31,
(amounts in thousands, except share and per share amounts)	2014	2013
ASSETS
Cash and due from financial institutions	$28,130	$31,600
Interest-bearing deposits in other financial institutions	1,033	20,009
Total cash and cash equivalents	29,163	51,609

Trading assets, at fair value	549	366

Securities available for sale, at estimated fair value	280,507	346,016
Securities held to maturity, estimated fair value of $6,197 at December 31, 2014 and $6,930 at December 31, 2013	5,831	6,495
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,535	4,482

Loans, net of deferred loan fees	1,121,574	995,866
Allowance for loan losses	(13,686)	(12,776)
Loans, net	1,107,888	983,090

Loans held for sale	665	695
Premises and equipment, net	32,287	30,039
Goodwill	21,824	21,824
Other intangible assets, net	5,067	6,377
Bank owned life insurance	2,764	2,796
Accrued interest and other assets	32,459	22,354

Total assets	$1,524,539	$1,476,143

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$366,298	$351,222
Interest-bearing	913,716	915,034
Total deposits	1,280,014	1,266,256

Federal Home Loan Bank overnight advances	30,830	-
Securities sold under agreements to repurchase	29,652	32,701
Federal Home Loan Bank term advances	19,310	25,243
Long term capital lease obligation	2,976	-
Dividends payable	1,204	1,195
Accrued interest payable and other liabilities	26,925	12,170
Total liabilities	1,390,911	1,337,565

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2014 and December 31, 2013	53	53
Additional-paid-in capital	45,355	45,399
Retained earnings	114,383	111,031
Treasury stock, at cost (680,948 shares at December 31, 2014; 707,674 shares at December 31, 2013)	(17,378)	(18,060)
Accumulated other comprehensive income (loss)	(8,785)	155

Total shareholders' equity	133,628	138,578

Total liabilities and shareholders' equity	$1,524,539	$1,476,143

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31
(amounts in thousands, except per share amounts)	2014	2013	2012
Interest and Dividend Income:
Loans, including fees	$47,139	$45,136	$45,298
Taxable securities	5,043	4,391	5,357
Tax exempt securities	967	1,100	1,268
Interest-bearing deposits	64	36	153
Total interest and dividend income	53,213	50,663	52,076

Interest Expense:
Deposits	2,043	2,350	3,181
Borrowed funds	754	824	1,059
Securities sold under agreements to repurchase	848	858	994
Total interest expense	3,645	4,032	5,234
Net interest income	49,568	46,631	46,842
Provision for loan losses	3,981	2,755	828
Net interest income after provision for loan losses	45,587	43,876	46,014

Other operating income:
Wealth management group fee income	7,747	7,344	6,827
Service charges on deposit accounts	5,281	4,706	4,241
Net gains on securities transactions	6,869	16	301
Net impairment loss on investment securities	-	(29)	-
Net gain on sales of loans held for sale	301	503	484
Casualty gains	-	-	790
Net gains (losses) on sales of other real estate owned	(64)	28	(45)
Gain from bargain purchase	-	470	-
Income from bank owned life insurance	78	84	87
Other	6,544	4,955	4,503
Total other operating income	26,756	18,077	17,188
Other operating expenses:
Salaries and wages	21,315	19,365	18,918
Pension and other employee benefits	5,733	5,939	5,624
Net occupancy expenses	7,098	5,501	5,164
Furniture and equipment expenses	2,972	2,326	2,205
Data processing expense	6,393	4,750	4,421
Professional services	1,597	928	1,443
Legal settlements	4,250	-	-
Amortization of intangible assets	1,310	921	1,047
Marketing and advertising expense	1,079	1,033	1,068
Other real estate owned expenses	247	194	328
FDIC insurance	1,116	866	807
Loan expense	811	779	788
Merger and acquisition related expenses	115	1,387	30
Other	6,441	5,411	4,952
Total other operating expenses	60,477	49,400	46,795
Income before income tax expense	11,866	12,553	16,407
Income tax expense	3,709	3,822	5,385
Net income	$8,157	$8,731	$11,022

Weighted average shares outstanding	4,683	4,660	4,641
Basic and diluted earnings per share	$1.74	$1.87	$2.38

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31
(amounts in thousands)	2014	2013	2012

Net income	$8,157	$8,731	$11,022

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale	236	(3,229)	411
Reclassification adjustment for other-than-temporary losses realized in net income	-	29	-
Reclassification adjustment gains realized in net income	(6,869)	(16)	(301)
Net unrealized (losses) gains	(6,633)	(3,216)	110
Tax effect	2,550	1,236	(75)
Net of tax amount	(4,083)	(1,980)	35

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	(8,481)	6,487	(3,624)
Reclassification adjustment for amortization of prior service costs	(90)	(83)	(83)
Reclassification adjustment for amortization of net actuarial loss	681	1,624	1,431
Total before tax effect	(7,890)	8,028	(2,276)
Tax effect	3,033	(3,086)	875
Net of tax amount	(4,857)	4,942	(1,401)

Total other comprehensive income (loss)	(8,940)	2,962	(1,366)

Comprehensive income (loss)	$(783)	$11,693	$9,656

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2012	$53	$45,582	$100,629	$(18,894)	$(1,441)	$125,929
Net income	-	-	11,022	-	-	11,022
Other comprehensive loss	-	-	-	-	(1,366)	(1,366)
Restricted stock awards	-	80	-	-	-	80
Distribution of 3,240 shares of treasury stock for directors’ deferred compensation plan	-	(82)	-	83	-	1
Distribution of 10,760 shares of treasury stock granted for employee restricted stock awards, net	-	(274)	-	274	-	-
Restricted stock units for directors' deferred compensation plan	-	87	-	-	-	87
Cash dividends declared ($1.00 per share)	-	-	(4,573)	-	-	(4,573)
Distribution of 10,238 shares of treasury stock for directors' compensation	-	(28)	-	261	-	233
Distribution of 3,453 shares of treasury stock for employee compensation	-	(8)	-	88	-	80
Sale of 10,100 shares of treasury stock	-	-	-	258	-	258
Purchase of 25,468 shares of treasury stock	-	-	-	(636)	-	(636)
Balances at December 31, 2012	$53	$45,357	$107,078	$(18,566)	$(2,807)	$131,115
Net income	-	-	8,731	-	-	8,731
Other comprehensive income	-	-	-	-	2,962	2,962
Restricted stock awards	-	131	-	-	-	131
Distribution of 3,356 shares of treasury stock for directors’ deferred compensation plan	-	(75)	-	86	-	11
Distribution of 8,087 shares of treasury stock granted for employee restricted stock awards, net	-	(206)	-	206	-	-
Restricted stock units for directors' deferred compensation plan	-	99	-	-	-	99
Cash dividends declared ($1.04 per share)	-	-	(4,778)	-	-	(4,778)
Distribution of 7,969 shares of treasury stock for directors' compensation	-	14	-	203	-	217
Distribution of 4,116 shares of treasury stock for employee compensation	-	7	-	105	-	112
Forfeit 1,797 shares of restricted stock awards	-	61	-	(61)	-	-
Sale of 2,369 shares of treasury stock	-	11	-	60	-	71
Purchase of 3,094 shares of treasury stock	-	-	-	(93)	-	(93)
Balances at December 31, 2013	$53	$45,399	$111,031	$(18,060)	$155	$138,578

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(continued)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2013	$53	$45,399	$111,031	$(18,060)	$155	$138,578
Net income	-	-	8,157	-	-	8,157
Other comprehensive loss	-	-	-	-	(8,940)	(8,940)
Restricted stock awards	-	151	-	-	-	151
Distribution of 3,467 shares of treasury stock granted for directors’ deferred compensation plan	-	(85)	-	88	-	3
Distribution of 11,279 shares of treasury stock granted for employee restricted stock awards, net	-	(288)	-	288	-	-
Restricted stock units for directors' deferred compensation plan	-	94	-	-	-	94
Cash dividends declared ($1.04 per share)	-	-	(4,805)	-		(4,805)
Distribution of 8,385 shares of treasury stock for directors' compensation	-	59	-	214	-	273
Distribution of 3,595 shares of treasury stock for employee compensation	-	25	-	92	-	117
Balances at December 31, 2014	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013	2012
Net income	$8,157	$8,731	$11,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,310	921	1,047
Deferred income tax (benefit) expense	(2,263)	(121)	647
Provision for loan losses	3,981	2,755	828
Loss on disposal of fixed assets	14	-	-
Depreciation and amortization of fixed assets	3,861	3,236	2,946
Amortization of premiums on securities, net	2,398	2,280	1,827
Gains on sales of loans held for sale, net	(301)	(503)	(484)
Proceeds from sales of loans held for sale	14,062	20,076	15,684
Loans originated and held for sale	(13,731)	(19,210)	(15,862)
Gain on bargain purchase	-	(470)	-
Net (gains) losses on sale of other real estate owned	64	(28)	45
Net gains on trading assets	(50)	(43)	(27)
Net gains on securities transactions	(6,869)	(16)	(301)
Net impairment loss recognized on investment securities	-	29	-
Proceeds from sales of trading assets	7	112	96
Purchase of trading assets	(140)	(87)	(123)
(Increase) decrease in other assets	(7,438)	(6,213)	6,084
Decrease in prepaid FDIC Assessment	-	1,970	733
Decrease in accrued interest payable	(99)	(108)	(348)
Expense related to restricted stock units for directors' deferred compensation plan	94	99	87
Expense related to employee stock compensation	117	112	80
Expense related to employee restricted stock awards	151	131	80
Increase in other liabilities	15,086	9,403	588
Proceeds from bank owned life insurance	110	-	-
Income from bank owned life insurance	(78)	(84)	(87)
Net cash provided by operating activities	18,443	22,972	24,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	62,738	18,150	90,870
Proceeds from maturities and principal collected on securities available for sale	24,222	44,046	29,342
Proceeds from maturities and principal collected on securities held to maturity	3,201	5,703	4,296
Purchases of securities available for sale	(23,613)	(174,034)	(80,444)
Purchases of securities held to maturity	(2,537)	(6,449)	(1,733)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(3,907)	(16,124)	(26)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	2,854	16,353	825
Purchases of premises and equipment	(2,586)	(3,711)	(3,668)
Cash received acquisition of Bank of America branches	-	173,673	-
Cash paid Bank of America branches	-	(2,768)	-
Proceeds from sale of other real estate owned	342	155	796
Net increase in loans	(131,852)	(101,481)	(97,115)
Net cash used by investing activities	(71,138)	(46,487)	(56,857)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	46,407	67,566	86,541
Net decrease in time deposits	(32,649)	(27,085)	(40,300)
Net decrease in securities sold under agreements to repurchase	(3,049)	(9)	(4,396)
Proceeds from FHLB overnight advances, net	30,830	-	-
Repayments of Federal Home Loan Bank long term advances	(5,933)	(1,983)	(16,119)
Payments made on capital lease	(561)	-	-
Purchase of treasury stock	-	(93)	(636)
Sale of treasury stock	-	71	258
Cash dividends paid	(4,796)	(3,584)	(5,714)
Net cash provided by financing activities	30,249	34,883	19,634
Net (decrease) increase in cash and cash equivalents	(22,446)	11,368	(12,661)
Cash and cash equivalents, beginning of period	51,609	40,241	52,902
Cash and cash equivalents, end of period	$29,163	$51,609	$40,241

(continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(continued)	2014	2013	2012
Cash paid during the year for:
Interest	$3,744	$4,163	$5,643
Income Taxes	$3,346	$5,304	$1,732

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$3,074	$103	$618
Dividends declared, not yet paid	$1,204	$1,195	$-
Assets acquired through long term capital lease obligation	$3,537	$-	$-

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012

(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

To assist the reader, the Corporation has provided the following list of commonly used acronyms and abbreviations included in the Notes to Consolidated Financial Statements.

Bank: Chemung Canal Trust Company	FRBNY: Federal Reserve Bank of New York
CDO: Collateralized Debt Obligation	Freddie Mac: Federal Home Loan Mortgage Corporation
Corporation: Chemung Financial Corporation	GAAP: U.S. generally accepted accounting principles
FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDIC: Federal Deposit Insurance Corporation	PCI: Purchased credit impaired
FHLBNY: Federal Home Loan Bank of New York	SEC: Securities and Exchange Commission
FRB: Board of Governors of the Federal Reserve System	TDRs: Troubled debt restructurings

ORGANIZATION

The Corporation, through its wholly owned subsidiaries, the Bank and CFS Group, Inc., provides a wide range of banking, financing, fiduciary and other financial services to its clients.  The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with GAAP and include the accounts of the Corporation and its subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

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

LOANS

Loans are stated at the amount of unpaid principal balance net of deferred loan fees.  Additionally, recorded investment in loans includes interest receivable on loans.  The Corporation has the ability and intent to hold its loans for the foreseeable future.  The Corporation’s loan portfolio, including acquired loans, is comprised of the following segments: (i) commercial and agricultural, (ii) commercial mortgages, (iii) residential mortgages, and (iv) consumer loans.

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

Interest on loans is accrued and credited to operations using the interest method.  Past due status is based on the contractual terms of the loan.  The accrual of interest is generally discontinued and previously accrued interest is reversed when loans become 90 days delinquent.  Loans may also be placed on non-accrual status if management believes such classification is otherwise warranted.  All payments received on non-accrual loans are applied to principal.  Loans are returned to accrual status when they become current as to principal and interest and remain current for a period of six consecutive months or when, in the opinion of management, the Corporation expects to receive all of its original principal and interest.  Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield, using the interest method.

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

TROUBLED DEBT RESTRUCTURINGS

A TDR is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise.  Not all loans that are restructured as a TDR are classified as non-accrual before the restructuring occurs.  Restructured loans can convert from non-accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant items.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration total $1.956 billion at December 31, 2014 and $1.888 billion at December 31, 2013.

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

STOCK-BASED COMPENSATION

Restricted Stock Plan:

The Restricted Stock Plan, in effect as of June 16, 2010, is designed to align the interests of the Corporation’s executives and senior managers with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees.  Under the terms of the Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the Plan.  Each officer of the Corporation, other than the Corporation’s chief executive officer, is eligible to participate in the Plan.  Awards are based on the performance, responsibility and contributions of the employee and are targeted at an average of the peer group.  The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares to Plan participants may not exceed 15,000 per calendar year.  Twenty percent of the restricted stock awarded to a participant vests each year commencing with the first anniversary date of the award and is 100 percent vested on the fifth anniversary date.  Except in the case of the participant’s death, disability, or in the event of a change in control, the participant’s unvested shares of unrestricted stock will be forfeited if the participant leaves the employ of the Corporation or the Bank, with or without cause, or if the participant retires prior to attainment of age 65.  The plan’s expense is recognized as compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date.

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

Directors’ Compensation Plan:

The purpose of the Directors’ Compensation Plan is to enable the Corporation to attract and retain persons of exceptional ability to serve as directors and stockholders in enhancing the value of the common stock of the Corporation.  The Plan was originally established to provide for the cash payment of an annual retainer and fees to non-employee directors serving on the Board of Directors of the Corporation and the Bank.  The Plan was subsequently amended to provide: (i) payment of additional compensation to each non-employee director in shares of the Corporation’s common stock in an amount equal to the total cash compensation earned by each non-employee director during the year for service on the Board of Directors of each of the Corporation and the Bank, and for each year of service thereafter, to be distributed from treasury shares in January of the following calendar year; and (ii) payment to the President and CEO of the Corporation and the Bank for his service on the Boards of Directors of the Corporation and the Bank in an amount equal in value to the average cash compensation awarded to non-employee directors who have served twelve (12) months of the previous year.   The maximum number of shares of Corporation’s common stock that may be granted under the Plan may not exceed 20,000 per year.  The Plan was amended, effective January 1, 2012, to provide that the value of a share of common stock granted under the Plan shall be determined as the average of the closing prices of a share of common stock as quoted on the applicable established securities market for each of the prior 30 trading days ending on December 31st of the calendar year.  The cost of all cash and stock compensation is charged to other operating expenses in the consolidated statements of income.

Incentive Compensation Plan:

The Incentive Compensation Plan replaces the President and CEO Bonus Plan that was in effect prior to January 1, 2012.  The purpose of the Incentive Compensation Plan is to attract and retain highly qualified officers and key employees, and to motivate such persons to serve the Corporation and the Bank and to expend maximum effort to improve the business results and earnings of the Corporation by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Corporation.  To this end, the Incentive Compensation Plan provides for the discretionary grant of cash and/or unrestricted stock, i.e., common stock of the Corporation that is free of any restrictions, such as restrictions on transferability, to select officers and key employees as designated by the Board in its sole discretion.  The maximum number of shares that can be awarded as unrestricted stock under the Incentive Compensation Plan to any individual is 10,000 per calendar year; and the maximum amount that may be earned in cash as an Incentive Award in any calendar year by any individual is $300,000.  The right of any eligible employee to receive a grant of an incentive award, whether in the form of cash or unrestricted stock, is subject to performance standards that are specified by either the Compensation Committee or the Board.  The cost of all cash and unrestricted stock compensation is charged to other operating expenses in the consolidated statements of income.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.  Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2014.

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of three former M&T Bank branch offices in March 2008, the acquisition of Canton Bancorp, Inc. in May 2009, the acquisition of Fort Orange Financial Corp. in April 2011 and the acquisition of six branches of Bank of America in November of 2013, with balances of $2.4 million, $21 thousand, $8 thousand, $1.1 million and $1.6 million, respectively, at December 31, 2014.  The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit and customer relationship intangibles related to the M&T branch offices, and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 year accelerated method.  The identifiable core deposit related to the branch offices in the Bank of America acquisition is being amortized to expense using a 7 year accelerated method.  The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year sum-of-the-years digits method.

ADVERTISING COSTS

Costs for advertising products and services or for promoting our corporate image are expensed as incurred.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in the funded status of the Corporation’s defined benefit pension plan and other benefit plans, net of the related tax effect, which are also recognized as separate components of equity.

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

RECLASSIFICATION

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

SUBSEQUENT EVENTS

The Corporation has evaluated subsequent events for recognition and disclosure through March, 13, 2015, which is the date the financial statements were available to be issued.

(2)            RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation was in compliance with the reserve requirement with the Federal Reserve Bank of New York as of December 31, 2014.

The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1.4 million for electronic funds transaction settlement purposes at December 31, 2014.

(3)            SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2014 and 2013 are as follows (amounts in thousands):

	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$180,535	$181,673	$187,098	$188,106
Mortgage-backed securities, residential	60,787	61,660	104,069	104,356
Collateralized mortgage obligations	335	338	1,001	1,015
Obligations of states and political subdivisions	30,677	31,451	37,339	38,376
Corporate bonds and notes	1,502	1,533	2,879	2,946
SBA loan pools	1,296	1,304	1,471	1,488
Trust preferred securities	1,906	2,028	1,898	2,034
Corporate stocks	285	520	444	7,695
Total	$277,323	$280,507	$336,199	$346,016

Gross unrealized gains and losses on securities available for sale at December 31, 2014 and 2013, were as follows (amounts in thousands):

	2014		2013
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$1,300	$162	$1,914	$906
Mortgage-backed securities, residential	892	19	1,037	750
Collateralized mortgage obligations	3	-	14	-
Obligations of states and political subdivisions	802	28	1,059	22
Corporate bonds and notes	35	4	76	9
SBA loan pools	11	3	17	-
Trust preferred securities	122	-	136	-
Corporate stocks	235	-	7,253	2
Total	$3,400	$216	$11,506	$1,689

The amortized cost and estimated fair value of debt securities available for sale are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (amounts in thousands):

	December 31, 2014
	Amortized	Fair
	Cost	Value
Within one year	$37,087	$37,552
After one, but within five years	172,100	173,534
After five, but within ten years	5,433	5,599
After ten years	-	-
Mortgage-backed securities, residential	60,787	61,660
Collateralized mortgage obligations	335	338
SBA loan pools	1,296	1,304
Total	$277,038	$279,987

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below (amounts in thousands):

	2014	2013	2012
Proceeds	$36,258	$2,650	$26,210
Gross gains	$6,869	$16	$301
Tax expense	$2,641	$6	$116

Amortized cost and estimated fair value of securities held to maturity at December 31, 2014 and 2013 are as follows (amounts in thousands):

	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$5,175	$5,535	$5,472	$5,891
Time deposits with other financial institutions	656	662	1,023	1,039
	$5,831	$6,197	$6,495	$6,930

Gross unrealized gains and losses on securities held to maturity at December 31, 2014 and 2013, were as follows (amounts in thousands):

	2014		2013
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$360	$-	$419	$-
Time deposits with other financial institutions	6	-	16	-
Total	$366	$-	$435	$-

There were no sales of securities held to maturity in 2014 or 2013.

The contractual maturity of securities held to maturity is as follows at December 31, 2014 (amounts in thousands):

	December 31, 2014
	Amortized	Fair
	Cost	Value
Within one year	$2,629	$2,658
After one, but within five years	2,199	2,390
After five, but within ten years	1,003	1,149
After ten years	-	-
Total	$5,831	$6,197

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized position (amounts in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014
Obligations of U.S. Government and U.S. Government sponsored enterprises	$57,512	$108	$4,945	$54	$62,457	$162
Mortgage-backed securities, residential	11,051	19	-	-	11,051	19
Obligations of states and political subdivisions	4,625	22	1,056	6	5,681	28
Corporate bonds and notes	-	-	243	4	243	4
SBA loan pools	276	1	316	2	592	3
Total temporarily impaired securities	$73,464	$150	$6,560	$66	$80,024	$216

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2013
Obligations of U.S. Government and U.S. Government sponsored enterprises	$83,840	$867	$1,978	$39	$85,818	$906
Mortgage-backed securities, residential	63,115	750	-	-	63,115	750
Obligations of states and political subdivisions	4,589	22	-	-	4,589	22
Corporate bonds and notes	238	9	-	-	238	9
Corporate stocks	-	-	2	2	2	2
Total temporarily impaired securities	$151,782	$1,648	$1,980	$41	$153,762	$1,689

Other-Than-Temporary-Impairment

As of December 31, 2014, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to obligations of U.S. Government and U.S. Government sponsored enterprises and mortgage-backed securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

During the fourth quarter of 2013, the Corporation sold one CDO consisting of a pool of trust preferred securities that had an amortized cost of $600 thousand.  Total proceeds from the sale of this CDO, was $600 thousand resulting in a slight loss.  The Corporation recognized $29 thousand of additional credit loss in OTTI during 2013.  This CDO was sold in light of the uncertainty surrounding the recently released rules contained in the “Volcker Rule” regarding the ability of banks to hold these types of securities and based on current market conditions.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the periods ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Beginning balance, January 1,	$1,939	$3,506	$3,506
Amounts related to credit loss for which other-than-temporary impairment was not previously recognized	-	-	-
Additions/Subtractions:
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-	-
Reductions for previous credit losses realized on securities sold during the year	-	(1,596)	-
Reductions for previous credit losses realized on securities liquidated during the year	(1,939)	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	29	-
Ending balance, December 31,	$-	$1,939	$3,506

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $500 thousand in other operating income during the first quarter of 2014 to reflect proceeds received from the liquidation.  The Corporation does not own any other CDO’s in its investment securities portfolio.

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $190.7 million at December 31, 2014 and $188.9 million at December 31, 2013.

The table below shows the securities pledged to secure securities sold under agreements to repurchase at December 31, 2014 and 2013. (amounts in thousands)

	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government and U. S. Government sponsored enterprises	$36,195	$36,641	$33,746	$34,369
Mortgage-backed securities, residential	7,934	8,350	11,802	12,365
Collateralized mortgage obligations	48	48	205	207
Total	$44,177	$45,039	$45,753	$46,941

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2014 or 2013.

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2014 and 2013, these investments totaled $0.7 million and $1.0 million, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4)            LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred loan fees is summarized as follows (amounts in thousands):

	December 31, 2014	December 31, 2013
Commercial and agricultural:
Commercial and industrial	$165,385	$144,787
Agricultural	1,021	576
Commercial mortgages:
Construction	54,831	27,440
Commercial mortgages	397,762	345,707
Residential mortgages	196,809	195,997
Consumer loans:
Credit cards	1,654	1,756
Home equity lines and loans	99,354	95,905
Indirect consumer loans	184,763	164,846
Direct consumer loans	19,995	18,852
Total loans, net of deferred loan fees	$1,121,574	$995,866
Interest receivable on loans	2,780	2,597
Total recorded investment in loans	$1,124,354	$998,463

Residential mortgages held for sale as of December 31, 2014 and 2013 totaling $0.7 million and $0.7 million, respectively, are not included in the above table.

Residential mortgages totaling $152.7 million at December 31, 2014 and $145.1 million at December 31, 2013 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands):

	December 31, 2014
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$-	$12,776
Charge Offs:	(444)	(2,229)	(97)	(1,508)	-	(4,278)
Recoveries:	385	156	32	634	-	1,207
Net (charge offs) recoveries	(59)	(2,073)	(65)	(874)	-	(3,071)
Provision	(460)	2,156	120	2,165	-	3,981
Ending balance	$1,460	$6,326	$1,572	$4,328	$-	$13,686

	December 31, 2013
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,708	$4,428	$1,565	$2,706	$26	$10,433
Charge Offs:	(186)	(44)	(124)	(1,139)	-	(1,493)
Recoveries:	537	98	65	381	-	1,081
Net recoveries (charge offs)	351	54	(59)	(758)	-	(412)
Provision	(80)	1,761	11	1,089	(26)	2,755
Ending balance	$1,979	$6,243	$1,517	$3,037	$-	$12,776

	December 31, 2012
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$3,143	$2,570	$1,310	$2,193	$443	$9,659
Reclassification of acquired loan discount	74	50	-	-	-	124
Charge Offs:	(181)	(335)	(83)	(674)	-	(1,273)
Recoveries:	802	55	-	238	-	1,095
Net recoveries (charge offs)	621	(280)	(83)	(436)	-	(178)
Provision	(2,130)	2,088	338	949	(417)	828
Ending balance	$1,708	$4,428	$1,565	$2,706	$26	$10,433

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and December 31, 2013 (amounts in thousands):

	December 31, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$1,145	$-	$1	$1,235
Collectively evaluated for impairment	1,335	5,145	1,550	4,327	12,357
Loans acquired with deteriorated credit quality	36	36	22	-	94
Total ending allowance balance	$1,460	$6,326	$1,572	$4,328	$13,686

	December 31, 2013
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$576	$466	$-	$4	$1,046
Collectively evaluated for impairment	1,403	4,407	1,497	3,033	10,340
Loans acquired with deteriorated credit quality	-	1,370	20	-	1,390
Total ending allowance balance	$1,979	$6,243	$1,517	$3,037	$12,776

	December 31, 2014
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,452	$13,712	$254	$486	$15,904
Loans collectively evaluated for impairment	164,748	438,246	196,783	306,042	1,105,819
Loans acquired with deteriorated credit quality	620	1,761	250	-	2,631
Total ending loans balance	$166,820	$453,719	$197,287	$306,528	$1,124,354

	December 31, 2013
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,946	$10,703	$117	$131	$13,897
Loans collectively evaluated for impairment	142,108	354,636	196,147	281,979	974,870
Loans acquired with deteriorated credit quality	678	8,757	261	-	9,696
Total ending loans balance	$145,732	$374,096	$196,525	$282,110	$998,463

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2014 and December 31, 2013, the average recorded investment and interest income recognized by class of loans as of the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	December 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,359	$1,364	$-	$1,906	$1,909	$-
Commercial mortgages:
Construction	1,927	1,910	-	2,329	2,319	-
Commercial mortgages	7,803	7,708	-	7,406	7,439	-
Residential mortgages	253	253	-	117	117	-
Consumer loans:
Home equity lines and loans	429	432	-	71	73	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	89	89	89	1,037	1,037
Commercial mortgages:						576
Commercial mortgages	4,210	4,094	1,145	951	945
Consumer loans:						466
Home equity lines and loans	54	54	1	58	58	4
Total	$16,124	$15,904	$1,235	$13,875	$13,897	$1,046
	December 31, 2014		December 31, 2013		December 31, 2012
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,463	$40	$1,605	$71	$481	$1
Commercial mortgages:
Construction	2,104	102	3,364	95	73	1
Commercial mortgages	7,492	259	5,991	249	1,990	10
Residential mortgages	141	1	125	-	106	-
Consumer loans:
Home equity lines & loans	143	6	47	2	30	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	502	-	719	-	1,831	-
Commercial mortgages:
Construction	-	-	-	-	4	-
Commercial mortgages	1,611	41	867	-	872	-
Residential mortgages	-	-	-	-	64	-
Consumer loans:
Home equity lines and loans	56	4	47	3	-	-
Direct consumer loans	-	-	3	-	-	-
Total	$13,512	$453	$12,768	$421	$5,451	$12
(1)  Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of December 31, 2014 and December 31, 2013 (amounts in thousands):

December 31, 2014
	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$164,109	$756	$-	$620	$312	$165,797
Agricultural	1,023	-	-	-	-	1,023
Commercial mortgages:
Construction	53,371	-	1,446	-	150	54,967
Commercial mortgages	391,096	3,064	-	1,761	2,831	398,752
Residential mortgages	191,089	2,333	-	250	3,615	197,287
Consumer loans:
Credit cards	1,641	5	8	-	-	1,654
Home equity lines and loans	98,340	736	-	-	515	99,591
Indirect consumer loans	183,103	1,789	-	-	325	185,217
Direct consumer loans	19,988	48	-	-	30	20,066
Total	$1,103,760	$8,731	$1,454	$2,631	$7,778	$1,124,354
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2014.

December 31, 2013
	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$143,100	$29	$-	$678	$1,348	$145,155
Agricultural	577	-	-	-	-	577
Commercial mortgages:
Construction	24,742	-	1,454	774	540	27,510
Commercial mortgages	335,123	1,138	-	7,983	2,342	346,586
Residential mortgages	187,448	5,458	-	261	3,358	196,525
Consumer loans:
Credit cards	1,729	9	19	-	-	1,757
Home equity lines and loans	95,349	150	-	-	635	96,134
Indirect consumer loans	163,810	1,235	-	-	249	165,294
Direct consumer loans	18,830	50	-	-	45	18,925
Total	$970,708	$8,069	$1,473	$9,696	$8,517	$998,463
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

As of December 31, 2014, 2013 and 2012, the Corporation has a recorded investment in troubled debt restructurings of $9.7 million, $7.9 million, and $5.7 million, respectively.  There were specific reserves of $0.3 million allocated for troubled debt restructurings at December 31, 2014 and December 31, 2013, respectively, and no specific reserves allocated at December 31, 2012.  As of December 31, 2014, troubled debt restructurings totaling $8.7 were accruing interest under the modified terms and $1.0 million were on non-accrual status.  As of December 31, 2013, troubled debt restructurings totaling $6.8 million were accruing interest under the modified terms and $1.1 million were on non-accrual status.  As of December 31, 2012, troubled debt restructurings totaling $5.4 million were accruing interest under the modified terms and $0.4 million were on non-accrual status.  The Corporation has committed additional amounts totaling up to less than $0.1 million and $0.2 million as of December 31, 2014 and December 31, 2013, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.  The Corporation did not commit to lend any additional amounts to customers with outstanding loans that were classified as troubled debt restructurings as of December 31, 2012.

During the years ended December 31, 2014, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a change in the schedule of payments, a reduction in the interest rate, an extension of the maturity date, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

December 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$1,028	$1,028
Commercial mortgages:
Commercial mortgages	4	2,666	2,623
Residential mortgages	1	149	150
Consumer loans:
Home equity lines and loans	1	366	366
Total	10	$4,209	$4,167

December 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	5	$1,343	$1,343
Commercial mortgages:
Construction	1	326	326
Commercial mortgages	1	133	133
Consumer loans:
Home equity lines and loans	3	134	134
Total	10	$1,936	$1,936

December 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$1,307	$1,307
Commercial mortgages:
Construction	1	251	251
Commercial mortgages	3	3,872	3,872
Total	8	$5,430	$5,430

The troubled debt restructurings described above increased the allowance for loan losses by $0.2 million and resulted in less than $0.1 million in charge offs during the twelve months ended December 31, 2014.  The troubled debt restructurings described above increased the allowance for loan losses by $0.1 million and resulted in no charge offs during the year ended December 31, 2013.  The troubled debt restructurings described above did not increase the allowance for loan losses and resulted in no charge offs during the year ended December 31, 2012.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the years ended December 31, 2014, December 31, 2013 or December 31, 2012, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of December 31, 2014 and December 31, 2013, the risk category of the recorded investment of loans by class of loans is as follows (amounts in thousands):

	December 31, 2014
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$-	$158,140	$620	$3,695	$3,306	$36	$165,797
Agricultural	-	1,023	-	-	-	-	1,023
Commercial mortgages:
Construction	-	51,525	-	3,292	150	-	54,967
Commercial mortgages	-	365,448	1,761	20,871	10,266	406	398,752
Residential mortgages	193,422	-	250	-	3,615	-	197,287
Consumer loans
Credit cards	1,654	-	-	-	-	-	1,654
Home equity lines and loans	99,076	-	-	-	515	-	99,591
Indirect consumer loans	184,940	-	-	-	277	-	185,217
Direct consumer loans	20,045	-	-	-	21	-	20,066
Total	$499,137	$576,136	$2,631	$27,858	$18,150	$442	$1,124,354

	December 31, 2013
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$-	$133,615	$678	$5,117	$4,724	$1,021	$145,155
Agricultural	-	577	-	-	-	-	577
Commercial mortgages:
Construction	-	23,087	774	2,783	866	-	27,510
Commercial mortgages	-	313,956	7,983	13,611	11,036	-	346,586
Residential mortgages	192,995	-	261	-	3,269	-	196,525
Consumer loans
Credit cards	1,757	-	-	-	-	-	1,757
Home equity lines and loans	95,422	-	-	-	712	-	96,134
Indirect consumer loans	165,045	-	-	-	249	-	165,294
Direct consumer loans	18,880	-	-	-	45	-	18,925
Total	$474,099	$471,235	$9,696	$21,511	$20,901	$1,021	$998,463

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2014 and December 31, 2013 (amounts in thousands):

	December 31, 2014
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,672	$1,654	$99,076	$184,892	$20,036
Non-Performing	3,615	-	515	325	30
	$197,287	$1,654	$99,591	$185,217	$20,066

	December 31, 2013
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,167	$1,757	$95,499	$165,045	$18,880
Non-Performing	3,358	-	635	249	45
Total	$196,525	$1,757	$96,134	$165,294	$18,925

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2014 to December 31, 2014 (amounts in thousands):
	Balance at December 31, 2013	Income Accretion	All Other Adjustments	Balance at December 31, 2014
Contractually required principal and interest	$11,230	$-	$(7,609)	$3,621
Contractual cash flows not expected to be collected (non accretable discount)	(543)	-	(27)	(570)
Cash flows expected to be collected	10,687	-	(7,636)	3,051
Interest component of expected cash flows (accretable yield)	(991)	515	56	(420)
Fair value of loans acquired with deteriorating credit quality	$9,696	$515	$(7,580)	$2,631

(5)	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 are as follows (amounts in thousands):

	2014	2013
Land	$4,803	$4,803
Buildings	35,067	34,379
Projects in progress	132	-
Equipment and furniture	40,088	34,920
Leasehold improvements	6,094	6,041
	86,184	80,143
Less accumulated depreciation and amortization	53,897	50,104
	$32,287	$30,039

Depreciation expense was $3.9 million, $3.2 million and $2.9 million for 2014, 2013 and 2012, respectively.

Operating Leases: The Corporation leases certain branch properties under operating leases.  Rent Expense was $2.0 million, $1.3 million, and $1.1 million for 2014, 2013, and 2012, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows (amounts in thousands):

Year	Estimated Expense
2015	$1,429
2016	1,166
2017	1,143
2018	1,147
2019	834
2020 and thereafter	4,154
Total	$9,873

Capital Leases: The Corporation leases certain buildings under capital leases.  The lease arrangements require monthly payments through 2030.

The Corporation has included these leases in premises and equipment as follows:

	2014	2013
Buildings	$3,537	$-
Accumulated depreciation	-	-
	$3,537	$-

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2014 (amounts in thousands):

Year	Amount
2015	$234
2016	234
2017	234
2018	234
2019	234
2020 and thereafter	2,644
Total minimum lease payments	3,814
Less amount representing interest	838
Present value of net minimum lease payments	$2,976

(6)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2014 and 2013 were as follows (amounts in thousands):

	2014	2013
Beginning of year	$21,824	$21,824
Acquired goodwill	-	-
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2014 and 2013 (amounts in thousands):

	At December 31, 2014		At December 31, 2013
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$3,279	$5,975	$2,338
Other customer relationship intangibles	5,633	3,262	6,063	3,323
Total	$11,608	$6,541	$12,038	$5,661

Aggregate amortization expense was $1.3 million, $0.9 million and $1.0 million for 2014, 2013 and 2012, respectively.

The remaining estimated aggregate amortization expense at December 31, 2014 is listed below (amounts in thousands):

Year	Estimated Expense
2015	$1,136
2016	986
2017	859
2018	734
2019	609
2020 and thereafter	743
Total	$5,067

(7)            DEPOSITS

A summary of deposits at December 31, 2014 and 2013 is as follows (amounts in thousands):

	2014	2013
Non-interest-bearing demand deposits	$366,298	$351,222
Interest-bearing demand deposits	110,819	114,679
Insured money market accounts	392,871	361,095
Savings deposits	198,183	194,768
Time deposits	211,843	244,492
	$1,280,014	$1,266,256

Scheduled maturities of time deposits at December 31, 2014, are summarized as follows (amounts in thousands):

Year
2015	$155,295
2016	34,803
2017	9,486
2018	4,775
2019	5,851
2020 and thereafter	1,633
$211,843

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2014 and 2013 were $42.8 million and $37.7 million, respectively.

Time deposits include certificates of deposit in denominations of $100 thousand or more aggregating $80.5 million and $88.8 million at December 31, 2014 and 2013, respectively. Interest expense on such certificates was $0.5 million, $0.8 million and $1.2 million for 2014, 2013 and 2012, respectively.

Maturities of time deposits in denominations of $100 thousand or more outstanding at December 31, 2014 are summarized as follows (amounts in thousands):

3 months or less	$31,484
Over 3 through 6 months	15,286
Over 6 through 12 months	17,842
Over 12 months	15,845
$80,457

(8)            SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2014, 2013 and 2012 is as follows (amounts in thousands):

	2014	2013	2012
Balance at December 31	$29,652	$32,701	$32,711
Maximum month-end balance	$31,914	$32,701	$38,284
Average balance during year	$30,667	$31,102	$34,534
Weighted-average interest rate at December 31	2.82%	2.93%	3.02%
Average interest rate paid during year	2.77%	2.76%	2.88%

Information concerning outstanding securities repurchase agreements as of December 31, 2014 is summarized as follows (amounts in thousands):
Remaining Term to Final Maturity (1)	Repurchase Liability	Accrued Interest Payable	Weighted Average Rate	Estimated Fair Value of Collateral Securities (2)
Within 90 days	$9,652	$-	0.10%	$16,682
After 90 days but within one year	-	-	-%	-
After one year but within five years	20,000	63	4.13%	23,530
After five years but within ten years	-	-	-%	-
Total	$29,652	$63	2.82%	$40,212
(1)	At December 31, 2014, the securities repurchase agreements were non-callable with a weighted-average rate of 3.10%, and a weighted-average term to maturity of approximately 1.9 years.
(2)	Represents the estimated fair value of the securities subject to the repurchase agreements, including accrued interest receivable, of approximately $342 thousand at December 31, 2014.

(9)            FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of Federal Home Loan Bank fixed rate advances at December 31, 2014 and 2013.  The carrying amount includes the advance balance plus purchase accounting adjustments that are amortized over the term of the advance (amounts in thousands):
2014
Amount	Rate	Maturity Date	Call Date
$30,830	0.32%	January 2, 2015	-
10,000	4.60%	December 22, 2016	-
4,138	3.90%	October 19, 2017	January 19, 2015
3,103	2.91%	December 4, 2017	March 3, 2015
2,069	3.05%	January 2, 2018	April 1, 2015
$50,140	1.73%

2013
Amount	Rate	Maturity Date	Call Date
$1,033	3.20%	June 18, 2014	-
775	3.05%	October 2, 2014	-
4,134	3.84%	October 20, 2014	January 20, 2014
10,000	4.60%	December 22, 2016	-
4,134	3.90%	October 19, 2017	January 19, 2014
3,100	2.91%	December 4, 2017	March 4, 2014
2,067	3.05%	January 2, 2018	April 1, 2014
$25,243	3.93%

Each advance is payable at its maturity date, with a prepayment penalty for term advances.  The advances were collateralized by $152.7 million and $145.1 million of first mortgage loans under a blanket lien arrangement at December 31, 2014 and 2013, respectively.  Based on this collateral and the Corporation’s holdings of FHLBNY stock, the Corporation is eligible to borrow up to a total of $86.0 million at year-end 2014.

(10)            INCOME TAXES

For the years ended December 31, 2014, 2013 and 2012, income tax expense attributable to income from operations consisted of the following (amounts in thousands):

Current:	2014	2013	2012
State	$606	$395	$530
Federal	5,366	3,548	4,208
	5,972	3,943	4,738
Deferred expense/(benefit)	(2,263)	(121)	647
	$3,709	$3,822	$5,385

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (amounts in thousands):

	2014	2013	2012
Tax computed at statutory rate	$4,034	$4,268	$5,578
Tax-exempt interest	(456)	(483)	(506)
Dividend exclusion	(60)	(46)	(40)
State taxes, net of Federal impact	227	188	439
Nondeductible interest expense	8	11	16
Other items, net	(44)	(116)	(102)
Income tax expense	$3,709	$3,822	$5,385

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below (amounts in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$5,182	$4,889
Accrual for employee benefit plans	709	754
Depreciation	1,010	431
Deferred compensation and directors' fees	1,076	947
Purchase accounting adjustment – deposits	65	137
Purchase accounting adjustment – loans	259	340
Purchase accounting adjustment - fixed assets	221	224
Accounting for defined benefit pension and other benefit plans	6,624	3,691
Trust preferred impairment write down	540	742
Nonaccrued interest	617	626
Accrued expense	1,580	-
Other	456	647
Total gross deferred tax assets	18,339	13,428

Deferred tax liabilities:
Deferred loan fees and costs	910	929
Prepaid pension	5,179	5,435
Net unrealized gains on securities available for sale	1,359	3,929
Discount accretion	410	352
Core deposit intangible	1,479	1,556
Other	153	144
Total gross deferred tax liabilities	9,490	12,345
Net deferred tax asset	$8,849	$1,083

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

As of December 31, 2014, December 31, 2013 and December 31, 2012 the Corporation did not have any unrecognized tax benefits.

The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2014, 2013 and 2012, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.

The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2010 and for New York State taxing authorities for the years prior to 2010.

(11)            PENSION PLAN AND OTHER BENEFIT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan covering a majority of employees.  The plan's defined benefit formula generally bases payments to retired employees upon their length of service multiplied by a percentage of the average monthly pay over the last five years of employment.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2014 and 2013 (amounts in thousands):

Change in projected benefit obligation:	2014	2013
Benefit obligation at beginning of year	$36,186	$38,051
Service cost	1,045	1,195
Interest cost	1,738	1,587
Actuarial (gain) loss	8,064	(3,269)
Benefits paid	(1,489)	(1,378)
Benefit obligation at end of year	$45,544	$36,186

Change in plan assets:	2014	2013
Fair value of plan assets at beginning of year	$41,782	$37,239
Actual return on plan assets	3,043	5,921
Employer contributions	-	-
Benefits paid	(1,489)	(1,378)
Fair value of plan assets at end of year	$43,336	$41,782

Funded status	$(2,207)	$5,596

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2014 and 2013 consist of the following (amounts in thousands):

	2014	2013
Net actuarial loss	$17,388	$9,843
Prior service cost	15	22
Total before tax effects	$17,403	$9,865

The accumulated benefit obligation at December 31, 2014 and 2013 was $38.7 million and $31.2 million, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2014, 2013 and 2012 were as follows:
	2014	2013	2012
Discount rate	4.09%	4.92%	4.26%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2014, 2013 and 2012 consist of the following (amounts in thousands):

Net periodic benefit cost	2014	2013	2012
Service cost, benefits earned during the year	$1,045	$1,195	$1,074
Interest cost on projected benefit obligation	1,738	1,587	1,606
Expected return on plan assets	(3,174)	(2,824)	(2,743)
Amortization of net loss	649	1,579	1,410
Amortization of prior service cost	7	14	14
Net periodic cost	$265	$1,551	$1,361

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2014	2013	2012
Net actuarial (gain) loss	$8,195	$(6,367)	$3,365
Recognized loss	(649)	(1,579)	(1,410)
Amortization of prior service cost	(7)	(14)	(14)
Total recognized in other comprehensive (loss) income (before tax effect)	$7,539	$(7,960)	$1,941
Total recognized in net benefit cost and other comprehensive (loss) income (before tax effect)	$7,804	$(6,409)	$3,302

Amounts expected to be recognized in net periodic cost during 2015
Loss recognition	$1,475
Prior service cost recognition	$7

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:
	2014	2013	2012
Discount rate	4.92%	4.26%	4.95%
Expected long-term rate of return on assets	7.75%	7.75%	8.00%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant.  At December 31, 2014, the Corporation adopted the Retirement Plan 2014 (RP-2014) and Mortality Projection 2014 (MP-2014) mortality tables, which were finalized by the Society of Actuaries in October 2014 and reflected improved life expectancies and an expectation that this trend will continue.  The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.  Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

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

Asset Class	Target Allocation 2014	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return

		2014	2013
Large cap domestic equities	30% - 60%	50%	54%	10.3%
Mid-cap domestic equities	0% - 20%	14%	8%	10.6%
Small-cap domestic equities	0% - 15%	3%	3%	10.8%
International equities	0% - 25%	4%	4%	10.3%
Intermediate fixed income	20% - 50%	26%	26%	4.7%
Alternative assets	0% - 10%	2%	3%	7.5%
Cash	0% - 20%	1%	2%	2.5%
Total		100%	100%

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

As of December 31, 2014 and 2013, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

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

The fair value of the plan assets at December 31, 2014 and 2013, by asset class are as follows (amounts in thousands):

		Fair Value Measurement at December 31, 2014 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$626	$626	$-	$-
Equity securities:
U.S. companies	28,011	28,011	-	-
International companies	856	856	-	-

Mutual funds	7,111	7,111	-	-

Debt securities:
U.S. Treasuries/Government bonds	2,701	2,701	-	-
U.S. Corporate bonds	3,775	-	3,775	-
Foreign bonds, notes & debentures	256	-	256	-
Total plan assets	$43,336	$39,305	$4,031	$-

		Fair Value Measurement at December 31, 2013 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$982	$982	$-	$-
Equity securities:
U.S. companies	27,170	27,170	-	-

Mutual funds	7,288	7,288	-	-

Debt securities:
U.S. Treasuries/Government bonds	3,309	3,309	-	-
U.S. Corporate bonds	2,771	-	2,771	-
Foreign bonds, notes & debentures	262	-	262	-
Total plan assets	$41,782	$38,749	$3,033	$-

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (amounts in thousands):

Calendar Year	Future Expected Benefit Payments
2015	$1,761
2016	$1,849
2017	$1,949
2018	$2,052
2019	$2,114
2020-2024	$11,949

The Corporation does not expect to contribute to the plan during 2015.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Profit Sharing, Savings and Investment Plan

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes discretionary matching and profit sharing contributions to the plan for employees hired prior to July 1, 2010 based on the financial results of the Corporation.  The Corporation also contributes to a non-discretionary 401K plan which covers all eligible employees hired after July 1, 2010.  Expense related to both plans totaled $620 thousand, $521 thousand, and $393 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.  The plan's assets at December 31, 2014, 2013 and 2012 include 170,714, 178,113 and 189,337 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

Defined Benefit Health Care Plan

The Corporation uses a December 31 measurement date for its postretirement medical benefits plan.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2014 and 2013 (amounts in thousands):

Changes in accumulated postretirement benefit obligation:	2014	2013
Accumulated postretirement benefit obligation - beginning of year	$1,490	$1,534
Service cost	39	44
Interest cost	72	66
Participant contributions	84	74
Actuarial (gain) loss	177	(61)
Benefits paid	(199)	(167)
Accumulated postretirement benefit obligation at end of year	$1,663	$1,490

Change in plan assets:	2014	2013
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	115	93
Plan participants’ contributions	84	74
Benefits paid	(199)	(167)
Fair value of plan assets at end of year	$-	$-

Funded status	$(1,663)	$(1,490)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2014 and 2013 consist of the following (amounts in thousands):

	2014	2013
Net actuarial loss	$322	$148
Prior service benefit	(531)	(628)
Total before tax effects	$(209)	$(480)

Weighted-average assumption for disclosure as of December 31,	2014	2013	2012
Discount rate	4.09%	4.92%	4.26%
Health care cost trend: Initial	7.00%	8.00%	9.00%
Health care cost trend: Ultimate	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2018	2018	2018

The components of net periodic postretirement benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows (amounts in thousands):

Net periodic benefit cost	2014	2013	2012
Service cost	$39	$44	$39
Interest cost	72	66	71
Amortization of prior service benefit	(97)	(97)	(97)
Recognized actuarial loss	3	10	1
Net periodic postretirement cost	$17	$23	$14

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2014	2013	2012
Net actuarial (gain) loss	$177	$(61)	$178
Recognized actuarial loss	(3)	(10)	(1)
Amortization of prior service benefit	97	97	97
Total recognized in other comprehensive income (loss) (before tax effect)	$271	$26	$274
Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$288	$49	$288

During 2014 the plan's total unrecognized net loss increased by $174 thousand.  Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future working lifetime of active plan participants.  As of January 1, 2014 the average future working lifetime of active participants was 14.89 years.  Actual results for 2015 will depend on the 2015 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2015:
Loss recognition	$10
Prior service cost recognition	$(97)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects (amounts in thousands):

Effect of a 1% increase in health care trend rate on:	2014	2013	2012
Benefit obligation	$5	$15	$4
Total service and interest cost	$-	$-	$-

Effect of a 1% decrease in health care trend rate on:	2014	2013	2012
Benefit obligation	$(6)	$(23)	$(5)
Total service and interest cost	$-	$(2)	$(1)

Weighted-average assumptions for net periodic cost as of December 31,:	2014	2013	2012
Discount rate	4.92%	4.26%	4.95%
Health care cost trend: Initial	8.00%	9.00%	10.00%
Health care cost tread: Ultimate	5.00%	5.00%	5.00%
Year ultimate reached	2018	2018%	2018

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (amounts in thousands):
Calendar Year	Future Estimated Benefit Payments
2015	$201
2016	$176
2017	$140
2018	$150
2019	$159
2020-2024	$652

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2015 is $201 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code.  The benefits under this plan are unfunded as of December 31, 2014 and 2013.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2014 and 2013 (amounts in thousands):

Change in projected benefit obligation:	2014	2013
Benefit obligation at beginning of year	$1,116	$1,162
Service cost	38	40
Interest cost	55	48
Actuarial (gain) loss	110	(59)
Benefits paid	(75)	(75)
Projected benefit obligation at end of year	$1,244	$1,116

Changes in plan assets:	2014	2013
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	75	75
Benefits paid	(75)	(75)
Fair value of plan assets at end of year	$-	$-

Unfunded status	$(1,244)	$(1,116)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2014 and 2013 consist of the following (amounts in thousands):
	2014	2013
Net actuarial loss	$275	$194
Prior service cost	-	-
Total before tax effects	$275	$194

Accumulated benefit obligation at December 31, 2014 and 2013 was $1.2 million and $1.0 million, respectively.

Weighted-average assumption for disclosure as of December 31,:	2014	2013	2012
Discount rate	4.09%	4.92%	4.26%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows (amounts in thousands):

Net periodic benefit cost	2014	2013	2012
Service cost	$38	$40	$35
Interest cost	55	48	51
Recognized actuarial loss	29	34	20
Net periodic postretirement benefit cost	$122	$122	$106

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2014	2013	2012
Net actuarial (gain) loss	$110	$(59)	$81
Recognized actuarial loss	(29)	(34)	(20)
Total recognized in other comprehensive income (loss) (before tax effect)	$81	$(93)	$61

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$203	$29	$167

Amounts expected to be recognized in net periodic cost during 2015:
Loss recognition	$50
Prior service cost recognition	$-

Weighted-average assumptions for net periodic cost as of December 31,:	2014	2013	2012
Discount rate	4.92%	4.26%	4.95%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (amounts in thousands):

Calendar Year	Future Estimated Benefit Payments
2015	$75
2016	$75
2017	$75
2018	$116
2019	$116
2020-2024	$580

The Corporation expects to contribute $75 thousand to the plan during 2015. Corporation contributions are equal to the benefit payments to plan participants.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012.  The plan is unfunded as of December 31, 2014 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events.  The balance in the plan as of December 31, 2014 and December 31, 2013 was $550 thousand and $337 thousand, respectively.  A total of $213 thousand and $155 thousand was expensed during the years ended December 31, 2014 and 2013, respectively  In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

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

During January 2015, 2014, and 2013, 9,673, 8,385 and 7,969 shares, respectively, were re-issued from treasury to fund the stock component of the directors' and the President and Chief Executive Officer’s compensation.  An expense of $271 thousand, $273 thousand and $217 thousand related to this compensation was recognized during the years 2014, 2013 and 2012, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's President and Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity as of December 31, 2014, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2013	20,639	$27.17
Granted	11,279	28.40
Vested	(5,490)	26.09
Forfeited or Cancelled	-	-
Nonvested at December 31, 2014	26,428	$27.92

As of December 31, 2014, there was $718 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.95 years.  The total fair value of shares vested during the years ended December 31, 2014 and 2013 were $152 thousand and $181 thousand, respectively.

(13)            RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Balance at beginning of year	$26,408	$25,390
New loans or additional advances	33,282	30,056
Repayments	(21,888)	(29,038)
Balance at end of year	$37,802	$26,408

Deposits from principal officers, directors, and their affiliates at year-end 2014 and 2013 were $12.0 million and $9.8 million, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (amounts in thousands):
	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$23,756	$11,082	$21,049	$7,893
Unused lines of credit	$812	$185,235	$2,190	$187,061
Standby letters of credit	$-	$16,747	$-	$17,290

Commitments to make Real Estate and Home Equity loans are generally made for periods of sixty days or less.  As of December 31, 2014, the fixed rate commitments to make loans have interest rates ranging from 2.750% to 5.875% and maturities ranging from five years to thirty years.  Commitments to fund commercial draw notes are generally made for periods of three months to eighteen months.  As of December 31, 2014, the fixed rate commitments have interest rates ranging from 1.76% to 5.25%.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $16.7 million at December 31, 2014 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2014 was not significant.

The Corporation has an executive severance agreement with its President and Chief Executive Officer.

The Bank is a party in two legal proceedings involving its Wealth Management Group. In both proceedings, the Bank, as trustee pursuant to written trust instruments, has sought judicial settlement of trust accounts in the New York Surrogate's Court for Chemung County. Individuals who are beneficiaries under the trusts have filed formal objections and/or demand letters with the Court in both of these accounting proceedings, objecting to the final settlement of the trust accounts. The objectants primarily assert that the Bank acted imprudently by failing to diversify the trusts' investments and they claim $13.2 million and $24.1 million, consisting of damages and disallowed trustee's commissions, plus unspecified legal fees in the respective proceedings.   For both legal proceedings, the Bank agreed to participate in non-binding mediation which began November 10, 2014.  As a result of mediation and in anticipation of a settlement with both parties, the Bank's Board of Directors approved the establishment of an accrual for legal settlement in the amount of $12.1 million, offset by a $7.9 million receivable for insurance proceeds.  Two stipulations reflecting the settlements have been submitted to the Surrogate’s Court.

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

(15)            PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (amounts in thousands):

BALANCE SHEETS - DECEMBER 31	2014	2013
Assets:
Cash on deposit with subsidiary bank	$3,200	$2,686
Investment in subsidiary - Chemung Canal Trust Company	128,081	133,557
Investment in subsidiary - CFS Group, Inc.	908	779
Dividends receivable from subsidiary bank	1,204	1,195
Securities available for sale, at estimated fair value	346	343
Other assets	1,129	1,254
Total assets	$134,868	$139,814
Liabilities and shareholders' equity:
Dividends payable	1,204	1,195
Other liabilities	36	41
Total liabilities	1,240	1,236
Shareholders' equity:
Total shareholders' equity	133,628	138,578
Total liabilities and shareholders' equity	$134,868	$139,814

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2014	2013	2012
Dividends from subsidiary bank	$4,805	$4,778	$4,573
Interest and dividend income	10	9	7
Other income	-	132	150
Operating expenses	261	324	331
Income before impact of subsidiaries' undistributed earnings	4,554	4,595	4,399
Equity in undistributed earnings of Chemung Canal Trust Company	3,307	3,873	6,411
Equity in undistributed earnings of CFS Group, Inc.	129	139	54
Income before income tax	7,990	8,607	10,864
Income tax benefit	(167)	(124)	(158)
Net Income	$8,157	$8,731	$11,022

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2014	2013	2012
Cash flows from operating activities:
Net Income	$8,157	$8,731	$11,022
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(3,307)	(3,873)	(6,411)
Equity in undistributed earnings of CFS Group, Inc.	(129)	(139)	(54)
Change in dividend receivable	(9)	(1,195)	1,141
Change in other assets	126	558	765
Change in other liabilities	110	79	48
Expense related to employee stock compensation	117	112	80
Expense related to restricted stock units for directors' deferred compensation plan	94	99	87
Expense to employee restricted stock awards	151	131	80
Net cash provided by operating activities	5,310	4,503	6,758
Cash flow from financing activities:
Cash dividends paid	(4,796)	(3,583)	(5,714)
Purchase of treasury stock	-	(93)	(636)
Sale of treasury stock	-	71	258
Net cash used in financing activities	(4,796)	(3,605)	(6,092)
Increase in cash and cash equivalents	514	898	666
Cash and cash equivalents at beginning of year	2,686	1,788	1,122
Cash and cash equivalents at end of year	$3,200	$2,686	$1,788

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

Other Real Estate Owned (“OREO”):  Assets acquired through or instead of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and OREO are performed by certified general appraisers (commercial properties) or certified residential appraisers (residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation.  Once received, appraisals are reviewed for reasonableness of assumptions, approaches utilized, Uniform Standards of Professional Appraisal Practice and other regulatory compliance, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are generally completed within the previous 12 month period prior to a property being placed into OREO.  On impaired loans, appraisal values are adjusted based on the age of the appraisal, the position of the lien, the type of the property and its condition.

Assets and liabilities measured at fair value on a recurring basis are summarized below (amounts in thousands):

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$181,673	$31,115	$150,558	$-
Mortgage-backed securities, residential	61,660	-	61,660	-
Collateralized mortgage obligations	338	-	338	-
Obligations of states and political subdivisions	31,451	-	31,451	-
Corporate bonds and notes	1,533	-	1,533	-
SBA loan pools	1,304	-	1,304	-
Trust Preferred securities	2,028	-	2,028	-
Corporate stocks	520	104	416	-
Total available for sale securities	$280,507	$31,219	$249,288	$-

Trading assets	$549	$549	$-	$-

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$188,106	$31,262	$156,844	$-
Mortgage-backed securities, residential	104,356	-	104,356	-
Collateralized mortgage obligations	1,015	-	1,015	-
Obligations of states and political subdivisions	38,376	-	38,376	-
Corporate bonds and notes	2,946	-	2,946	-
SBA loan pools	1,488	-	1,488	-
Trust Preferred securities	2,034	-	2,034	-
Corporate stocks	7,695	7,279	416	-
Total available for sale securities	$346,016	$38,541	$307,475	$-

Trading assets	$366	$366	$-	$-
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014 and December, 31, 2013.

The significant unobservable inputs used in the fair value measurement of the Corporation’s collateralized mortgage obligations are probabilities of specific-issuer defaults and deferrals and specific-issuer recovery assumptions.  Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement.  Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.  The Corporation treats all interest payment deferrals as defaults and assumes no recoveries on defaults.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

Trust Preferred Securities Available for Sale	Fair Value Measurement twelve-months ended December 31, 2014 Using Significant Unobservable Inputs (Level 3)	Fair Value Measurement twelve-months ended December 31, 2013 Using Significant Unobservable Inputs (Level 3)
Beginning balance	$-	$445,600
Total gains/losses (realized/unrealized):
Included in earnings:
Impairment charge on investment securities	-	(29,025)
Included in other comprehensive income	-	183,425
Transfers in and/or out of Level 3	-	(600,000)
Ending balance, December 31	$-	$-

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (amounts in thousands):

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$3,593	$-	$-	$2,905
Consumer loans:
Home equity lines and loans	52	-	-	52
Total Impaired Loans	$3,645	$-	$-	$2,957

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$3,063	$-	$-	$3,063
Consumer loans:
Home equity lines and loans	2	-	-	2
Total Other Real Estate Owned, net	$3,065	$-	$-	$3,065

		Fair Value Measurement at December 31, 2013 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$460	$-	$-	$460
Commercial mortgages:
Commercial mortgages	485	-	-	485
Consumer loans:
Home equity lines and loans	54	-	-	54
Total Impaired Loans	$999	$-	$-	$999

Other real estate owned:
Commercial and agricultural:
Commercial and industrial	$101	$-	$-	$101
Commercial mortgages:
Commercial mortgages	266	-	-	266
Residential mortgages	106	-	-	106
Consumer loans:
Home equity lines and loans	65	-	-	65
Total Other Real Estate Owned, net	$538	$-	$-	$538

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2014 and December 31, 2013 (amounts in thousands):

Description	Fair Value at December 31, 2014	Technique	Unobservable Inputs
Impaired loans	$3,645	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

OREO	$3,065	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2013	Technique	Unobservable Inputs
Impaired loans	$999	Third party real estate and a 100% discount of personal property	1	Management discount based on underlying collateral characteristics and market conditions

OREO	$538	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4.9 million with a valuation allowance of $1.2 million as of December 31, 2014, resulting in an increase of $232 thousand in the provision for loan losses for the year ending December 31, 2014.  Impaired loans had a principal balance of $2.0 million with a valuation allowance of $1.0 million as of December 31, 2013, resulting in an increase of $853 thousand in the provision for loan losses for the year ending December 31, 2013.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had a net carrying amount of $3.1 million at December 31, 2014.  The net carrying amount reflects the outstanding balance of $3.1 million, net of a valuation allowance of $2 thousand at December 31, 2014.  OREO had a net carrying amount of $538 thousand at December 31, 2013.  The net carrying amount reflects the outstanding balance of $732 thousand, net of a valuation allowance of $194 thousand at December 31, 2013, which resulted in a write down of $2 thousand for the year ended December 31, 2013.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2014 and 2013.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2014 and December 31, 2013, are as follows (amounts in thousands):

	Fair Value Measurements at December 31, 2014 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,130	$28,130	$-	$-	$28,130
Interest-bearing deposits in other financial institutions	1,033	1,033	-	-	1,033
Trading assets	549	549	-	-	549
Securities available for sale	280,507	31,219	249,288	-	280,507
Securities held to maturity	5,831	-	6,197	-	6,197
FHLBNY and FRBNY stock	5,535	-	-	-	N/A
Loans, net	1,107,888	-	-	1,135,590	1,135,590
Loans held for sale	665	-	665	-	665
Accrued interest receivable	4,185	145	1,295	2,745	4,185

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,068,171	$1,068,171	$-	$-	$1,068,171
Time deposits	211,843	-	212,397	-	212,397
Securities sold under agreements to repurchase	29,652	-	30,853	-	30,853
FHLBNY overnight advances	30,830	-	30,832	-	30,832
FHLBNY term advances	19,310	-	20,235	-	20,235
Accrued interest payable	237	15	222	-	237
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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the applicable regulations).  Management believes that, as of December 31, 2014 and 2013, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2014, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2015, the Bank could, without prior approval, declare dividends of approximately $13.6 million plus any 2015 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (amounts in thousands):
	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$129,211	11.84%	$87,271	8.00%	N/A	N/A
Bank	$123,685	11.35%	$87,178	8.00%	$108,972	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$115,483	10.59%	$43,636	4.00%	N/A	N/A
Bank	$110,014	10.10%	$43,589	4.00%	$65,383	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$115,483	7.78%	$44,556	3.00%	N/A	N/A
Bank	$110,014	7.41%	$44,512	3.00%	$74,187	5.00%

As of December 31, 2013
Total Capital (to Risk Weighted Assets):
Consolidated	$126,299	12.10%	$83,484	8.00%	N/A	N/A
Bank	$121,222	11.63%	$83,369	8.00%	$104,211	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$110,260	10.57%	$41,742	4.00%	N/A	N/A
Bank	$105,239	10.10%	$41,684	4.00%	$62,527	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$110,260	8.08%	$40,940	3.00%	N/A	N/A
Bank	$105,239	7.72%	$40,900	3.00%	$68,167	5.00%

(18)            ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

Accumulated other comprehensive income or loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (amounts in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2013	$6,043	$(5,888)	$155
Other comprehensive income (loss) before reclassification	146	(5,221)	(5,075)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,229)	364	(3,865)
Net current period other comprehensive loss	(4,083)	(4,857)	(8,940)
Balance at December 31, 2014	$1,960	$(10,745)	$(8,785)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2012	$8,023	$(10,830)	$(2,807)
Other comprehensive income (loss) before reclassification	(1,988)	3,994	2,006
Amounts reclassified from accumulated other comprehensive income (loss)	8	948	956
Net current period other comprehensive loss	(1,980)	4,942	2,962
Balance at December 31, 2013	$6,043	$(5,888)	$155

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (amounts in thousands):
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than- temporary losses realized in income	$-	$9	Total impairment losses
Realized gains on securities available for sale	(6,869)	(16)	Net gains on securities transactions
Tax effect	2,640	(5)	Income tax benefit (expense)
Net of tax	(4,229)	8

Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(90)	(83)	Pension and other employee benefits
Actuarial losses (a)	681	1,624	Pension and other employee benefits
Tax effect	(227)	(593)	Income tax benefit
Net of tax	364	948
Total reclassification for the period, net of tax	$(3,865)	$956

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

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

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments (amounts in thousands):

Year ended December 31, 2014	Core Banking	Wealth Management Group	Holding Company and Other	Consolidated Totals
Net interest income	$49,556	$-	$12	$49,568
Provision for loan losses	3,981	-	-	3,981
Net interest income after provision for loan losses	45,575	-	12	45,587
Other operating income	18,186	7,746	824	26,756
Legal settlements	-	4,250	-	4,250
Other operating expenses	49,997	5,355	875	56,227
Income (loss) before income tax expense	13,764	(1,859)	(39)	11,866
Income tax expense (benefit)	4,507	(715)	(83)	3,709
Segment net income (loss)	$9,257	$(1,144)	$44	$8,157

Segment assets	$1,518,584	$4,357	$1,598	$1,524,539

Year ended December 31, 2013	Core Banking	Wealth Management Group	Holding Company and Other	Consolidated Totals
Net interest income	$46,621	$-	$10	$46,631
Provision for loan losses	2,755	-	-	2,755
Net interest income after provision for loan losses	43,866	-	10	43,876
Other operating income	9,913	7,344	820	18,077
Other operating expenses	43,136	5,480	784	49,400
Income before income tax expense	10,643	1,864	46	12,553
Income tax expense (benefit)	3,139	717	(34)	3,822
Segment net income	$7,504	$1,147	$80	$8,731

Segment assets	$1,469,482	$4,943	$1,718	$1,476,143

Year ended December 31, 2012	Core Banking	Wealth Management Group	Holding Company and Other	Consolidated Totals
Net interest income	$46,834	$-	$8	$46,842
Provision for loan losses	828	-	-	828
Net interest income after provision for loan losses	46,006	-	8	46,014
Other operating income	9,597	6,827	764	17,188
Other operating expenses	40,550	5,389	856	46,795
Income (loss) before income tax expense	15,053	1,438	(84)	16,407
Income tax expense (benefit)	4,954	553	(122)	5,385
Segment net income	$10,099	$885	$38	$11,022

Segment assets	$1,240,752	$5,156	$2,252	$1,248,160

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

Cash, net	$170,904
Loans	1,240
Bank premises and equipment	4,081
Core deposit intangible asset	2,155
Other assets	350
Total assets acquired	$178,730

Deposits assumed	$177,749
Time deposit premium	263
Other liabilities	718
Total liabilities assumed	$178,730

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

The core deposit intangible asset of $2.2 million will be amortized on an accelerated basis over a period of approximately seven years.  The time deposit premium of $263 thousand will be accreted over the estimated remaining life of the related deposits as a reduction to interest expense.

Negative goodwill of $470 thousand was recorded as a gain from bargain purchase and was calculated as the purchase discount after adjusting for the fair value of net assets acquired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 13, 2015	By: /s/ Ronald M. Bentley
Ronald M. Bentley, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 13, 2015	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry H. Becker	Director	March 13, 2015
Larry H. Becker

/s/ Bruce W. Boyea	Director	March 13, 2015
Bruce W. Boyea

/s/ David J. Dalrymple	Director and Chairman of the Board	March 13, 2015
David J. Dalrymple

/s/ Robert J. Dalrymple	Director	March 13, 2015
Robert H. Dalrymple

/s/ Clover M. Drinkwater	Director	March 13, 2015
Clover M. Drinkwater

/s/ William D. Eggers	Director	March 13, 2015
William D. Eggers

/s/ Stephen M. Lounsberry, III	Director	March 13, 2015
Stephen M. Lounsberry, III

/s/ John F. Potter	Director	March 13, 2015
John F. Potter

/s/ Eugene M. Sneeringer, Jr.	Director	March 13, 2015
Eugene M. Sneeringer, Jr.

/s/ Robert L. Storch	Director	March 13, 2015
Robert L. Storch

(signature’s continued)

Signature	Title	Date

/s/ Richard W. Swan	Director	March 13, 2015
Richard W. Swan

/s/ G. Thomas Tranter, Jr.	Director	March 13, 2015
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 13, 2015
Thomas R. Tyrrell

/s/ Ronald M. Bentley	President and Chief Executive Officer	March 13, 2015
Ronald M. Bentley

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 13, 2015
Karl F. Krebs

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
3.1
Certificate of Incorporation of Chemung Financial Corporation dated December 20, 1984 (as incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.2
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated March 28, 1988 (as incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2007 filed with the Commission on March 13, 2008).

3.3
Certificate of Amendment to the Certificate of Incorporation of Chemung Financial Corporation, dated May 13, 1998 (as incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K for the year ended December 31, 2005 and filed with the Commission on March 15, 2006).

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to December 17, 2014 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on December 19, 2014).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1
Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.2
Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO (filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.3
Chemung Financial Corporation 2014 Omnibus Plan and Component Plans (Chemung Financial Corporation Restricted Stock Plan, Chemung Financial Corporation Incentive Compensation Plan, Chemung Financial Corporation Directors’ Compensation Plan and Chemung Financial Corporation/Chemung Canal Trust Company Directors’ Deferred Fee Plan).  (Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to Registrant’s Form S-8 filed with the SEC on January 27, 2015 and incorporated herein by reference).

10.4
Change of Control Agreement dated August 23, 2007 between Chemung Canal Trust Company and Melinda A. Sartori, Executive Vice President (filed as Exhibit 10.9 to Registrant's Form 10-K filed with the SEC on March 13, 2008 and incorporated herein by reference).

10.5
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Richard G. Carr, Executive Vice President (filed as Exhibit 10.11 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.6
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President (filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.7
Change of Control Agreement dated April 8, 2011 between Chemung Canal Trust Company and Anders M. Tomson, President Capital Bank Division (filed as Exhibit 10.14 to Registrant’s Form 10-Q filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.8
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer (filed as Exhibit 10.16 to Registrant’s Form 10-K on March 28, 2012 and incorporated herein by reference).

10.9
Change of Control Agreement dated October 16, 2013 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 17, 2013 and incorporated herein by reference).

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