Form 10-Q
period 2015-03-31
CHEMUNG FINANCIAL CORP
filed 2015-05-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2015
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on May 7, 2015 was 4,650,073.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ALCO	Asset-Liability Committee
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
ICS	Insured Cash Sweep Service
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III	A comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector.
Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
CDARS
Program involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
Collateralized mortgage obligations
A type of mortgage-backed security with principal repayments organized according to their maturities and into different classes based on risk.  The mortgages serve as collateral and are organized into classes based on their risk profile.

Dodd-Frank Act
The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

Fully taxable equivalent basis
Represents revenue from investments that receive tax credits and tax-exempt securities are presented on a basis comparable to taxable investments and securities; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.

GAAP	Accounting principles generally accepted in the United States of America.
Holding company and other	Consists of the operations for Chemung Financial Corporation (parent only) and CFS.
ICS
Program involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

Loans held for sale	Residential real estate originated for sale on the secondary market with maturities from 15-30 years.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, treasury notes and treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations
Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

Other real estate owned	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.

Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)
Represents total net revenue less noninterest expense. The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.

RWA
Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

SBA loan pools	Business loans partially guaranteed by the SBA
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
Wealth Management Group
Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)	March 31, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$29,643	$28,130
Interest-bearing deposits in other financial institutions	55,230	1,033
Total cash and cash equivalents	84,873	29,163

Trading assets, at fair value	601	549

Securities available for sale, at estimated fair value	266,307	280,507
Securities held to maturity, estimated fair value of $6,076 at March 31, 2015 and $6,197 at December 31, 2014	5,693	5,831
FHLBNY and FRBNY Stock, at cost	4,148	5,535

Loans, net of deferred loan fees	1,143,572	1,121,574
Allowance for loan losses	(13,892)	(13,686)
Loans, net	1,129,680	1,107,888

Loans held for sale	628	665
Premises and equipment, net	31,548	32,287
Goodwill	21,824	21,824
Other intangible assets, net	4,763	5,067
Bank owned life insurance	2,782	2,764
Accrued interest receivable and other assets	31,925	32,459

Total assets	$1,584,772	$1,524,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$376,773	$366,298
Interest-bearing	991,357	913,716
Total deposits	1,368,130	1,280,014

FHLBNY overnight advances	-	30,830
Securities sold under agreements to repurchase	31,084	29,652
FHLBNY term advances	19,283	19,310
Long term capital lease obligation	2,976	2,976
Dividends payable	1,209	1,204
Accrued interest payable and other liabilities	25,797	26,925
Total liabilities	1,448,479	1,390,911

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2015 and December 31, 2014	53	53
Additional-paid-in-capital	45,477	45,355
Retained earnings	115,450	114,383
Treasury stock, at cost (662,244 shares at March 31, 2015; 680,948 shares at December 31, 2014)	(16,900)	(17,378)
Accumulated other comprehensive loss	(7,787)	(8,785)
Total shareholders' equity	136,293	133,628

Total liabilities and shareholders' equity	$1,584,772	$1,524,539

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
(in thousands, except per share data)	2015	2014
Interest and dividend income:
Loans, including fees	$11,903	$11,168
Taxable securities	1,089	1,503
Tax exempt securities	219	264
Interest-bearing deposits	23	19
Total interest and dividend income	13,234	12,954
Interest expense
Deposits	486	522
Securities sold under agreements to repurchase	209	209
Borrowed funds	197	190
Total interest expense	892	921
Net interest income	12,342	12,033
Provision for loan losses	390	639
Net interest income after provision for loan losses	11,952	11,394

Other non-interest income:
WMG fee income	2,126	1,883
Service charges on deposit accounts	1,138	1,232
Net gain on security transactions	50	-
Net gain on sales of loans held for sale	52	41
Net gains (losses) on sales of other real estate owned	78	(30)
Income from bank owned life insurance	18	19
Other	1,724	1,819
Total other non-interest income	5,186	4,964

Other non-interest expense:
Salaries and wages	5,100	5,153
Pension and other employee benefits	1,729	1,359
Net occupancy expenses	1,850	1,793
Furniture and equipment expenses	733	630
Data processing expense	1,561	1,481
Professional services	269	222
Amortization of intangible assets	304	344
Marketing and advertising expenses	235	293
Other real estate owned expenses	84	87
FDIC insurance	286	269
Loan expense	140	149
Merger and acquisition related expenses	-	86
Other	1,445	1,477
Total other non-interest expenses	13,736	13,343
Income before income tax expense	3,402	3,015
Income tax expense	1,126	951
Net income	$2,276	$2,064

Weighted average shares outstanding	4,707	4,677
Basic and diluted earnings per share	$0.48	$0.44

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2015	2014

Net income	$2,276	$2,064

Other comprehensive income:
Unrealized holding gains on securities available for sale	1,265	884
Reclassification adjustment for gains realized in net income	(50)	-
Net unrealized gains	1,215	884
Tax effect	441	340
Net of tax amount	774	544

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	-	-
Reclassification adjustment for amortization of prior service costs	(22)	(22)
Reclassification adjustment for amortization of net actuarial loss	383	165
Total before tax effect	361	143
Tax effect	137	55
Net of tax amount	224	88

Total other comprehensive income	998	632

Comprehensive income	$3,274	$2,696

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)
(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2014	$53	$45,399	$111,031	$(18,060)	$155	$138,578
Net income	-	-	2,064	-	-	2,064
Other comprehensive income	-	-	-	-	632	632
Restricted stock awards	-	36	-	-	-	36
Restricted stock units for directors' deferred compensation plan	-	23	-	-	-	23
Cash dividends declared ($0.26 per share)	-	-	(1,200)	-	-	(1,200)
Distribution of 8,385 shares of treasury stock for directors' compensation	-	59	-	214	-	273
Distribution of 990 shares of treasury stock for employee restricted stock awards, net	-	(26)	-	26	-	-
Distribution of 3,595 shares of treasury stock for employee compensation	-	25	-	92	-	117
Balances at March 31, 2014	$53	$45,516	$111,895	$(17,728)	$787	$140,523

Balances at January 1, 2015	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	-	-	2,276	-	-	2,276
Other comprehensive income	-	-	-	-	998	998
Restricted stock awards	-	52	-	-	-	52
Restricted stock units for directors' deferred compensation plan	-	25	-	-	-	25
Cash dividends declared ($0.26 per share)	-	-	(1,209)	-	-	(1,209)
Distribution of 9,673 shares of treasury stock for directors' compensation	-	24	-	247	-	271
Distribution of 3,303 shares of treasury stock for employee compensation	-	8	-	85	-	93
Sale of 5,728 shares of treasury stock	-	13	-	146	-	159
Balances at March 31, 2015	$53	$45,477	$115,450	$(16,900)	$(7,787)	$136,293

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	THREE MONTHS ENDED MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net income	$2,276	$2,064
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	304	344
Provision for loan losses	390	639
Gain on disposal of fixed assets	(9)	(7)
Depreciation and amortization of fixed assets	1,024	886
Amortization of premiums on securities, net	549	614
Gains on sales of loans held for sale, net	(52)	(41)
Proceeds from sales of loans held for sale	2,341	1,804
Loans originated and held for sale	(2,252)	(1,143)
Net gains on trading assets	(10)	(12)
Net gains on securities transactions	(50)	-
Net (gains) losses on sales of other real estate owned	(78)	30
Purchase of trading assets	(42)	(35)
(Increase) decrease in other assets	(25)	1,354
Decrease in accrued interest payable	(12)	(46)
Expense related to restricted stock units for directors' deferred compensation plan	25	23
Expense related to employee stock compensation	93	117
Expense related to employee stock awards	52	36
Decrease in other liabilities	(1,062)	(4,021)
Income from bank owned life insurance	(18)	(19)
Net cash provided by operating activities	3,444	2,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	5,751	5,000
Proceeds from maturities and principal collected on securities available for sale	9,165	5,027
Proceeds from maturities and principal collected on securities held to maturity	598	630
Purchases of securities available for sale	-	(875)
Purchases of securities held to maturity	(460)	(261)
Purchase of FHLBNY and FRBNY stock	(2,391)	-
Redemption of FHLBNY and FRBNY stock	3,778	-
Proceeds from sale of equipment	9	7
Purchases of premises and equipment	(285)	(198)
Proceeds from sales of other real estate owned	647	249
Net increase in loans	(22,192)	(28,958)
Net cash used by investing activities	(5,380)	(19,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	112,008	34,257
Net decrease in time deposits	(23,892)	(8,623)
Net increase (decrease) in securities sold under agreements to repurchase	1,432	(2,055)
Repayments of FHLBNY long term advances	(27)	(54)
Repayments of FHLBNY overnight advances, net	(30,830)	-
Sale of treasury stock	159	-
Cash dividends paid	(1,204)	(1,194)
Net cash provided by financing activities	57,646	22,331
Net increase in cash and cash equivalents	55,710	5,539
Cash and cash equivalents, beginning of period	29,163	51,609
Cash and cash equivalents, end of period	$84,873	$57,148

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
Supplemental disclosure of cash flow information:	2015	2014
Cash paid for:
Interest	$904	$967
Income taxes	$1,546	$68
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$10	$-
Dividends declared, not yet paid	$1,209	$1,200

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Corporation, through its wholly owned subsidiaries, the Bank and CFS, provides a wide range of banking, financing, fiduciary and other financial services to its clients.  The Corporation and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934.  These financial statements include the accounts of the Corporation and its subsidiaries, and all significant intercompany balances and transactions are eliminated in consolidation.  Amounts in the prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included.

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

Recent Account Pronouncements

In January 2014, the FASB issued ASU 2014-04, an amendment to Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring.  The objective of this ASU is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  The main provisions would also require additional disclosures regarding the amount of foreclosed residential real estate property held by the creditor and the recorded investments of consumer mortgage loans that are in the process of foreclosure at each interim and annual reporting period.  This ASU became effective for the Corporation in fiscal years and interim periods within those years, beginning after December 15, 2014.  The Corporation has adopted this guidance for the reporting periods after December 15, 2014 and did not have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, an amendment to Revenue from Contracts with Customers (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for annual reported period beginning after December 15, 2016, including interim periods within that reporting period.  The standard allows an entity to apply the amendments in the ASU using either the retrospective or cumulative effect transition method.  The Corporation is evaluating the potential impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03 the Corporation will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. ASU 2015-03 will be effective for the Corporation beginning January 1, 2016, though early adoption is permitted. Retrospective adoption is required. The Corporation is evaluating the potential impact on the Corporation’s financial statements.

NOTE 2                                        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.    Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,707 and 4,677 weighted average shares outstanding for the three-month periods ended March 31, 2015 and 2014, respectively.  There were no dilutive common stock equivalents during the three-month periods ended March 31, 2015 or 2014.

NOTE 3                                        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$168,426	$2,021	$-	$170,447
Mortgage-backed securities, residential	57,951	1,231	-	59,182
Collateralized mortgage obligations	229	2	-	231
Obligations of states and political subdivisions	30,356	808	12	31,152
Corporate bonds and notes	1,500	28	-	1,528
SBA loan pools	1,253	10	3	1,260
Trust Preferred securities	1,908	116	-	2,024
Corporate stocks	285	198	-	483
Total	$261,908	$4,414	$15	$266,307

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$180,535	$1,300	$162	$181,673
Mortgage-backed securities, residential	60,787	892	19	61,660
Collateralized mortgage obligations	335	3	-	338
Obligations of states and political subdivisions	30,677	802	28	31,451
Corporate bonds and notes	1,502	35	4	1,533
SBA loan pools	1,296	11	3	1,304
Trust preferred securities	1,906	122	-	2,028
Corporate stocks	285	235	-	520
Total	$277,323	$3,400	$216	$280,507

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,253	$379	$-	$5,632
Time deposits with other financial institutions	440	4	-	444
Total	$5,693	$383	$-	$6,076

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,175	$360	$-	$5,535
Time deposits with other financial institutions	656	6	-	662
Total	$5,831	$366	$-	$6,197

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2015
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$33,780	$34,151	$2,639	$2,667
After one, but within five years	162,966	165,245	2,051	2,243
After five, but within ten years	5,444	5,755	1,003	1,166
After ten years	-	-	-	-
	202,190	205,151	5,693	6,076
Mortgage-backed securities, residential	57,951	59,182	-	-
Collateralized mortgage obligations	229	231	-	-
SBA loan pools	1,253	1,260	-	-
Total	$261,623	$265,824	$5,693	$6,076

The proceeds from sales and calls of securities resulting in gains or losses as of March 31, 2015 and 2014 are listed below (in thousands):

	2015	2014
Proceeds	$51	$-
Gross gains	$50	$-
Tax expense	$19	$-

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$1,850	$10	$740	$2	$2,590	$12
SBA loan pools	-	-	579	3	579	3
Total temporarily impaired securities	$1,850	$10	$1,319	$5	$3,169	$15

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$57,512	$108	$4,945	$54	$62,457	$162
Mortgage-backed securities, residential	11,051	19	-	-	11,051	19
Obligations of states and political subdivisions	4,625	22	1,056	6	5,681	28
Corporate bonds and notes	-	-	243	4	243	4
Corporate stocks	276	1	316	2	592	3
Total temporarily impaired securities	$73,464	$150	$6,560	$66	$80,024	$216

Other-Than-Temporary Impairment

As of March 31, 2015, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to obligations of states and political subdivisions.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $500 thousand in other operating income during the first quarter of 2014.  The Corporation does not own any other CDO’s in its investment securities portfolio.

The tables below present a roll forward of the cumulative credit losses recognized in earnings for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Beginning balance, January 1,	$-	$1,939
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the Corporation intends to sell or that it will be more likely than not that the Corporation will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Reductions for previous credit losses realized in securities liquidated during the period	-	(1,939)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, March 31,	$-	$-

NOTE 4                                        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Commercial and agricultural:
Commercial and industrial	$170,677	$165,385
Agricultural	1,155	1,021
Commercial mortgages:
Construction	49,392	54,831
Commercial mortgages	430,993	397,762
Residential mortgages	198,628	196,809
Consumer loans:
Credit cards	1,526	1,654
Home equity lines and loans	98,706	99,354
Indirect consumer loans	173,722	184,763
Direct consumer loans	18,773	19,995
Total loans, net of deferred loan fees	$1,143,572	$1,121,574
Interest receivable on loans	2,673	2,780
Total recorded investment in loans	$1,146,245	$1,124,354

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ending March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,460	$6,326	$1,572	$4,328	$13,686
Charge-offs:	-	-	(21)	(369)	(390)
Recoveries:	15	67	-	124	206
Net recoveries (charge-offs)	15	67	(21)	(245)	(184)
Provision	196	137	43	14	390
Ending balance	$1,671	$6,530	$1,594	$4,097	$13,892

	Three Months Ended
	March 31, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$12,776
Charge-offs:	(55)	(44)	(7)	(467)	(573)
Recoveries:	92	38	-	183	313
Net recoveries (charge-offs)	37	(6)	(7)	(284)	(260)
Provision	(71)	247	42	421	639
Ending balance	$1,945	$6,484	$1,552	$3,174	$13,155

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$301	$1,280	$-	$-	$1,581
Collectively evaluated for impairment	1,370	5,214	1,572	4,097	12,253
Loans acquired with deteriorated credit quality	-	36	22	-	58
Total ending allowance balance	$1,671	$6,530	$1,594	$4,097	$13,892

	December 31, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$1,145	$-	$1	$1,235
Collectively evaluated for impairment	1,335	5,145	1,550	4,327	12,357
Loans acquired with deteriorated credit quality	36	36	22	-	94
Total ending allowance balance	$1,460	$6,326	$1,572	$4,328	$13,686

	March 31, 2015
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,973	$13,767	$249	$483	$16,472
Loans collectively evaluated for impairment	170,254	465,960	198,622	292,920	1,127,756
Loans acquired with deteriorated credit quality	-	1,761	256	-	2,017
Total ending loans balance	$172,227	$481,488	$199,127	$293,403	$1,146,245

	December 31, 2014
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,452	$13,712	$254	$486	$15,904
Loans collectively evaluated for impairment	164,748	438,246	196,783	306,042	1,105,819
Loans acquired with deteriorated credit quality	620	1,761	250	-	2,631
Total ending loans balance	$166,820	$453,719	$197,287	$306,528	$1,124,354

The following tables present loans individually evaluated for impairment recognized by class of loans as of March 31, 2015 and December 31, 2014, the average recorded investment and interest income recognized by class of loans as of the three-month periods ended March 31, 2015 and 2014 (in thousands):
	March 31, 2015			December 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,668	$1,670	$-	$1,359	$1,364	$-
Commercial mortgages:
Construction	1,919	1,899	-	1,927	1,910	-
Commercial mortgages other	7,686	7,593	-	7,803	7,708	-
Residential mortgages	249	249	-	253	253	-
Consumer loans:
Home equity lines and loans	480	483	-	429	432	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	301	303	301	89	89	89
Commercial mortgages:
Commercial mortgages other	4,394	4,275	1,280	4,210	4,094	1,145
Consumer loans:
Home equity lines and loans	-	-	-	54	54	1
Total	$16,697	$16,472	$1,581	$16,124	$15,904	$1,235

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,517	$15	$1,656	$14
Commercial mortgages:
Construction	1,904	25	2,296	25
Commercial mortgages other	7,674	63	7,005	63
Residential mortgages	252	1	115	-
Consumer loans:
Home equity lines & loans	458	6	72	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	196	3	921	-
Commercial mortgages:
Commercial mortgages other	4,184	23	863	-
Consumer loans:
Home equity lines and loans	27	-	58	1
Total	$16,212	$136	$12,986	$104
(1)	Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$170,397	$317	$24	$-	$331	$171,069
Agricultural	1,158	-	-	-	-	1,158
Commercial mortgages:
Construction	47,913	-	1,444	-	148	49,505
Commercial mortgages	424,367	536	-	1,761	5,319	431,983
Residential mortgages	193,684	1,482	-	256	3,705	199,127
Consumer loans:
Credit cards	1,505	13	8	-	-	1,526
Home equity lines and loans	97,626	672	-	-	655	98,953
Indirect consumer loans	172,573	1,266	-	-	249	174,088
Direct consumer loans	18,781	43	-	-	12	18,836
Total	$1,128,004	$4,329	$1,476	$2,017	$10,419	$1,146,245
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2015.

December 31, 2014	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$164,109	$756	$-	$620	$312	$165,797
Agricultural	1,023	-	-	-	-	1,023
Commercial mortgages:
Construction	53,371	-	1,446	-	150	54,967
Commercial mortgages	391,096	3,064	-	1,761	2,831	398,752
Residential mortgages	191,089	2,333	-	250	3,615	197,287
Consumer loans:
Credit cards	1,641	5	8	-	-	1,654
Home equity lines and loans	98,340	736	-	-	515	99,591
Indirect consumer loans	183,103	1,789	-	-	325	185,217
Direct consumer loans	19,988	48	-	-	30	20,066
Total	$1,103,760	$8,731	$1,454	$2,631	$7,778	$1,124,354
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

As of March 31, 2015 and December 31, 2014, the Corporation has a recorded investment in TDRs of $10.0 million and $9.7 million, respectively.  There were specific reserves of $0.5 million and $0.3 million allocated for TDRs at March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015, TDRs totaling $9.1 million were accruing interest under the modified terms and $0.9 million were on non-accrual status.  As of December 31, 2014, TDRs totaling $8.7 million were accruing interest under the modified terms and $1.0 million were on non-accrual status.  The Corporation had committed additional amounts up to less than $0.1 million as of both March 31, 2015 and December 31, 2014, to customers with outstanding loans that are classified as TDRs.

During the three months ended March 31, 2015 and 2014, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than three months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2015 and 2014 (in thousands):

March 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$477	$477
Total	1	$477	$477

March 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$503	$503
Commercial mortgages:
Commercial mortgages	2	367	323
Total	3	$870	$826

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2015.  The TDRs described above did not increase the allowance for loan losses and resulted in less than $0.1 million in charge-offs during the three months ended March 31, 2014.

There were no payment defaults on any loans previously modified as TDRs during the three months ending March 31, 2015 or 2014, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of March 31, 2015 and December 31, 2014, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	March 31, 2015
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$-	$164,385	$-	$4,220	$2,285	$179	$171,069
Agricultural	-	1,158	-	-	-	-	1,158
Commercial mortgages:
Construction	-	47,607	-	1,750	148	-	49,505
Commercial mortgages	-	403,633	1,761	9,021	13,368	4,200	431,983
Residential mortgages	195,166	-	256	-	3,705	-	199,127
Consumer loans
Credit cards	1,526	-	-	-	-	-	1,526
Home equity lines and loans	98,298	-	-	-	655	-	98,953
Indirect consumer loans	173,835	-	-	-	253	-	174,088
Direct consumer loans	18,824	-	-	-	12	-	18,836
Total	$487,649	$616,783	$2,017	$14,991	$20,426	$4,379	$1,146,245

	December 31, 2014
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$-	$158,140	$620	$3,695	$3,306	$36	$165,797
Agricultural	-	1,023	-	-	-	-	1,023
Commercial mortgages:
Construction	-	51,525	-	3,292	150	-	54,967
Commercial mortgages	-	365,448	1,761	20,871	10,266	406	398,752
Residential mortgages	193,422	-	250	-	3,615	-	197,287
Consumer loans
Credit cards	1,654	-	-	-	-	-	1,654
Home equity lines and loans	99,076	-	-	-	515	-	99,591
Indirect consumer loans	184,940	-	-	-	277	-	185,217
Direct consumer loans	20,045	-	-	-	21	-	20,066
Total	$499,137	$576,136	$2,631	$27,858	$18,150	$442	$1,124,354

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$195,422	$1,526	$98,298	$173,839	$18,824
Non-Performing	3,705	-	655	249	12
	$199,127	$1,526	$98,953	$174,088	$18,836

	December 31, 2014
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,672	$1,654	$99,076	$184,892	$20,036
Non-Performing	3,615	-	515	325	30
	$197,287	$1,654	$99,591	$185,217	$20,066

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2015 to March 31, 2015 (in thousands):

	Balance at December 31, 2014	Income Accretion	All Other Adjustments	Balance at March 31, 2015
Contractually required principal and interest	$3,621	$-	$(676)	$2,945
Contractual cash flows not expected to be collected (nonaccretable discount)	(570)	-	(25)	(595)
Cash flows expected to be collected	3,051	-	(701)	2,350
Interest component of expected cash flows (accretable yield)	(420)	63	(24)	(333)
Fair value of loans acquired with deteriorating credit quality	$2,631	$63	$(677)	$2,017

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

OREO:  Assets acquired through or instead of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$170,447	$31,266	$139,181	$-
Mortgage-backed securities, residential	59,182	-	59,182	-
Collateralized mortgage obligations	231	-	231	-
Obligations of states and political subdivisions	31,152	-	31,152	-
Corporate bonds and notes	1,528	-	1,528	-
SBA loan pools	1,260	-	1,260	-
Trust Preferred securities	2,024	-	2,024	-
Corporate stocks	483	55	428	-
Total available for sale securities	$266,307	$31,321	$234,986	$-

Trading assets	$601	$601	$-	$-

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$181,673	$31,115	$150,558	$-
Mortgage-backed securities, residential	61,660	-	61,660	-
Collateralized mortgage obligations	338	-	338	-
Obligations of states and political subdivisions	31,451	-	31,451	-
Corporate bonds and notes	1,533	-	1,533	-
SBA loan pools	1,304	-	1,304	-
Trust Preferred securities	2,028	-	2,028	-
Corporate stocks	520	104	416	-
Total available for sale securities	$280,507	$31,219	$249,288	$-

Trading assets	$549	$549	$-	$-

There were no transfers between Level 1 and Level 2 during the three-month period ending March 31, 2015 or the year ending December 31, 2014.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,993	$-	$-	$2,993
Total impaired loans	$2,993	$-	$-	$2,993

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$2,496	$-	$-	$2,496
Residential mortgages	10	-	-	10
Total other real estate owned, net	$2,506	$-	$-	$2,506

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$3,593	$-	$-	$3,593
Consumer loans:
Home equity lines and loans	52	-	-	52
Total impaired loans	$3,645	$-	$-	$3,645

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$3,063	$-	$-	$3,063
Consumer loans:
Home equity lines and loans	2	-	-	2
Total other real estate owned, net	$3,065	$-	$-	$3,065

The following table presents information related to Level 3 non-recurring fair value measurement at March 31, 2015 and December 31, 2014 (in thousands):

Description	Fair Value at March 31, 2015	Technique	Unobservable Inputs
Impaired loans	$2,993	Third party appraisals	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$2,506	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Description	Fair Value at December 31, 2014	Technique	Unobservable Inputs
Impaired loans	$3,645	Third party appraisals	1	Management discount based on underlying collateral characteristics and market conditions

Other real estate owned	$3,065	Third party appraisals	1	Estimated holding period
			2	Estimated closing costs

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4.6 million with a valuation allowance of $1.6 million as of March 31, 2015, resulting in $653 thousand decrease in the provision for loan losses for the three-month period ended March 31, 2015.  Impaired loans had a principal balance of $4.9 million, with a valuation allowance of $1.2 million as of December 31, 2014, resulting in an increase of $232 thousand in the provision for loan losses for the year ending December 31, 2014.

OREO, which is measured by the lower of cost or fair value less costs to sell, had a net carrying amount of $2.5 million with no valuation allowance at March 31, 2015.  There were no write downs for the three–month period ending March 31, 2015.  OREO had a net carrying amount of $3.1 million at December 31, 2014.  The net carrying amount reflects the outstanding balance of $3.1 million, net of a valuation allowance of $2 thousand at December 31, 2014.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at March 31, 2015 and December 31, 2014.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2015 and December 31, 2014, are as follows (in thousands):

	Fair Value Measurements at March 31, 2015 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$29,643	$29,643	$-	$-	$29,643
Interest-bearing deposits in other financial institutions	55,230	55,230	-	-	55,230
Trading assets	601	601	-	-	601
Securities available for sale	266,307	31,321	234,986	-	266,307
Securities held to maturity	5,693	-	6,076	-	6,076
FHLBNY and FRBNY stock	4,148	-	-	-	N/	A
Loans, net	1,129,680	-	-	1,155,496	1,155,496
Loans held for sale	628	-	628	-	628
Accrued interest receivable	4,482	361	1,488	2,633	4,482
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,180,179	$1,180,179	$-	$-	$1,180,179
Time deposits	187,951	-	188,436	-	188,436
Securities sold under agreements to repurchase	31,084	-	32,285	-	32,285
FHLBNY term advances	19,283	-	20,239	-	20,239
Accrued interest payable	225	17	208	-	225
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	Fair Value Measurements at December 31, 2014 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,130	$28,130	$-	$-	$28,130
Interest-bearing deposits in other financial institutions	1,033	1,033	-	-	1,033
Trading assets	549	549	-	-	549
Securities available for sale	280,507	31,219	249,288	-	280,507
Securities held to maturity	5,831	-	6,197	-	6,197
FHLBNY and FRBNY stock	5,535	-	-	-	N/	A
Loans, net	1,107,888	-	-	1,135,590	1,135,590
Loans held for sale	665	-	665	-	665
Accrued interest receivable	4,185	145	1,295	2,745	4,185
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,068,171	$1,068,171	$-	$-	$1,068,171
Time deposits	211,843	-	212,397	-	212,397
Securities sold under agreements to repurchase	29,652	-	30,853	-	30,853
FHLBNY overnight advances	30,830	-	30,832	-	30,832
FHLBNY term advances	19,310	-	20,235	-	20,235
Accrued interest payable	237	15	222	-	237
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6                                        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ending March 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Beginning of year	$21,824	$21,824
Acquired goodwill	-	-
End balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2015 and December 31, 2014 (in thousands):

	At March 31, 2015		At December 31, 2014
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$3,491	$5,975	$3,279
Other customer relationship intangibles	5,633	3,354	5,633	3,262
Total	$11,608	$6,845	$11,608	$6,541

Aggregate amortization expense was $0.3 million for the three-month periods ended March 31, 2015 and 2014, respectively.

The remaining estimated aggregate amortization expense at March 31, 2015 is listed below (in thousands):

Year	Estimated Expense
2015	$833
2016	986
2017	859
2018	734
2019	609
2020 and thereafter	742
Total	$4,763

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2015	$1,960	$(10,745)	$(8,785)
Other comprehensive income before reclassification	805	-	805
Amounts reclassified from accumulated other comprehensive income	(31)	224	193
Net current period other comprehensive gain	774	224	998
Balance at March 31, 2015	$2,734	$(10,521)	$(7,787)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2014	$6,043	$(5,888)	$155
Other comprehensive income before reclassification	544	-	544
Amounts reclassified from accumulated other comprehensive income	-	88	88
Net current period other comprehensive gain	544	88	632
Balance at March 31, 2014	$6,587	$(5,800)	$787

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than- temporary gains (losses) realized in income	$-	$-
Realized gains on securities available for sale	50	-	Net gains on securities transactions
Tax effect	(19)	-	Income tax expense
Net of tax	31	-
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(22)	(22)	Pension and other employee benefits
Actuarial losses (a)	383	165	Pension and other employee benefits
Tax effect	(137)	(55)	Income tax expense
Net of tax	224	88
Total reclassification for the period, net of tax	$224	$88
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$27,618	$10,415	$23,756	$11,082
Unused lines of credit	$1,120	$177,007	$812	$185,235
Standby letters of credit	$-	$17,053	$-	$16,747

On March 26, 2015, the New York Surrogate’s Court for Chemung County entered an order approving two stipulations that discontinued litigation against the Wealth Management Group of the Bank and approved settlements of the litigations.  Under the terms of the settlements, the Bank agreed to pay the two parties $12.1 million, in total.  As of March 31, 2015 and December 31, 2014, the balance sheet included an accrual for legal settlement in the amount of $12.1 million and a receivable for insurance proceeds in the amount of $7.9 million.  Subsequent to March 31, 2015, all insurance proceeds were received and the approved settlements were paid.  The Corporation was appropriately reserved for these settlements as of December 31, 2014.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9	COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Qualified Pension Plan
Service cost, benefits earned during the period	$354	$271
Interest cost on projected benefit obligation	457	435
Expected return on plan assets	(823)	(793)
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	2	2
Amortization of unrecognized net loss	368	160
Net periodic pension cost	$358	$75

Supplemental Pension Plan
Service cost, benefits earned during the period	$11	$10
Interest cost on projected benefit obligation	12	13
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized net loss	13	5
Net periodic supplemental pension cost	$36	$28

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$12	$11
Interest cost on projected benefit obligation	16	18
Expected return on plan assets	-	-
Amortization of unrecognized prior service cost	(24)	(24)
Amortization of unrecognized net loss	2	-
Net periodic postretirement, medical and life cost	$6	$5

NOTE 10                          SEGMENT REPORTING

The Corporation manages its operations through two primary business segments:  core banking and WMG.  The core banking segment provides revenues by attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the Corporation’s local markets and to invest in securities.  The WMG services segment provides revenues by providing trust and investment advisory services to clients.

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments (in thousands).

	Three Months Ended March 31, 2015
	Core Banking	WMG	Holding Company And Other	Consolidated Totals
Net interest income	$12,339	$-	$3	$12,342
Provision for loan losses	390	-	-	390
Net interest income after provision for loan losses	11,949	-	3	11,952
Other non-interest income	2,738	2,102	346	5,186
Other non-interest expenses	12,148	1,304	284	13,736
Income before income tax expense	2,539	798	65	3,402
Income tax expense	815	302	9	1,126
Segment net income	$1,724	$496	$56	$2,276

Segment assets	$1,578,386	$4,707	$1,679	$1,584,772

	Three Months Ended March 31, 2014
	Core Banking	WMG	Holding Company And Other	Consolidated Totals
Net interest income	$12,030	$-	$3	$12,033
Provision for loan losses	639	-	-	639
Net interest income after provision for loan losses	11,391	-	3	11,394
Other non-interest income	2,888	1,883	193	4,964
Other non-interest expenses	11,812	1,318	213	13,343
Income before income tax expense	2,467	565	(17)	3,015
Income tax expense (benefit)	758	217	(24)	951
Segment net income	$1,709	$348	$7	$2,064

Segment assets	$1,490,857	$4,878	$1,796	$1,497,531

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

During January 2015 and 2014, 9,673 and 8,385 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $69 thousand and $56 thousand related to this compensation was recognized during the three-month periods ending March 31, 2015 and 2014, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three-month period ended March 31, 2015 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2015	26,428	$27.92
Granted	-	$-
Vested	(413)	$26.61
Forfeited or cancelled	-	$-
Nonvested at March 31, 2015	26,015	$27.94

As of March 31, 2015, there was $666 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.75 years.  The total fair value of shares vested during the three-month period ended March 31, 2015 was $11 thousand.

Item 2:                          Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the three months period ended March 31, 2015 and 2014.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2014 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2015, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporations’ management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and Part I, Item 1A, Risk Factors, on pages 14–19 of the Corporation’s 2014 Annual Report.  For a discussion of use of non-GAAP financial measures, see page 52.

The Corporation has been a financial holding company since 2000, and the Bank was established in 1833 and CFS in 2001.  Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services.  The Bank relies substantially on a foundation of locally generated deposits.  The Corporation, on a stand-alone basis, has minimal results of operations.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2014 Annual Report on Form 10-K.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Financial Highlights
	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except share and per share data)	2015	2014	2014	2014	2014

RESULTS OF OPERATIONS
Interest income	$13,234	$13,922	$13,341	$12,996	$12,954
Interest expense	892	888	915	921	921
Net interest income	12,342	13,034	12,426	12,075	12,033
Provision for loan losses	390	1,650	589	1,103	639
Net interest income after provision for loan losses	11,952	11,384	11,837	10,972	11,394
Non-interest income	5,186	11,400	4,986	5,406	4,964
Non-interest expense	13,736	15,792	17,763	13,579	13,343
Income (loss) before income tax expense (benefit)	3,402	6,992	(940)	2,799	3,015
Income tax expense (benefit)	1,126	2,510	(621)	869	951
Net income (loss)	$2,276	$4,482	$(319)	$1,930	$2,064

Basic and diluted earnings (loss) per share	$0.48	$0.96	$(0.07)	$0.41	$0.44
Average basic and diluted shares outstanding	4,706,774	4,690,519	4,683,797	4,680,776	4,677,178

PERFORMANCE RATIOS
Return on average assets	0.59%	1.17%	(0.08)%	0.51%	0.56%
Return on average equity	6.79%	12.54%	(0.90)%	5.44%	5.93%
Return on average tangible equity (a)	8.45%	15.49%	(1.11)%	6.75%	7.41%
Efficiency ratio (b)	76.26%	85.10%	75.07%	77.21%	77.28%
Non-interest expense to average assets (c)	3.57%	4.11%	3.55%	3.62%	3.64%
Loans to deposits	83.59%	87.62%	84.99%	82.87%	79.31%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.28%	4.49%	4.33%	4.40%	4.51%
Yield on investments	1.83%	1.98%	1.95%	1.91%	2.09%
Yield on interest-earning assets	3.74%	3.96%	3.82%	3.77%	3.85%
Cost of interest-bearing deposits	0.20%	0.21%	0.22%	0.22%	0.23%
Cost of borrowings	2.74%	2.65%	2.85%	2.93%	2.91%
Cost of interest-bearing liabilities	0.35%	0.36%	0.37%	0.37%	0.38%
Interest rate spread	3.39%	3.60%	3.45%	3.40%	3.47%
Net interest margin, fully taxable equivalent	3.49%	3.71%	3.55%	3.51%	3.58%

CAPITAL
Total equity to total assets at end of period	8.60%	8.77%	9.16%	9.35%	9.38%
Tangible equity to tangible assets at end of period (a)	7.04%	7.13%	7.51%	7.68%	7.67%

Book value per share	$28.92	$28.44	$29.78	$30.28	$30.03
Tangible book value per share	23.28	22.71	23.98	24.40	24.08
Period-end market value per share	28.30	27.66	28.09	29.54	27.12
Dividends declared per share	0.26	0.26	0.26	0.26	0.26

AVERAGE BALANCES
Loans (d)	$1,132,473	$1,112,297	$1,097,133	$1,047,181	$1,007,415
Earning assets	1,450,249	1,410,804	1,404,165	1,400,174	1,381,604
Total assets	1,558,919	1,522,834	1,509,315	1,504,153	1,488,577
Deposits	1,338,913	1,307,305	1,301,083	1,298,159	1,282,917
Total equity	135,974	141,845	142,944	142,318	141,061
Tangible equity (a)	109,219	114,786	115,553	114,603	112,996

ASSET QUALITY
Net charge-offs	$184	$1,116	$1,070	$625	$260
Non-performing loans (e)	10,419	7,778	7,209	7,712	8,567
Non-performing assets (f)	12,925	10,843	10,328	8,345	8,808
Allowance for loan losses	13,892	13,686	13,151	13,632	13,155

Annualized net charge-offs to average loans	0.07%	0.40%	0.39%	0.24%	0.10%
Non-performing loans to total loans	0.91%	0.69%	0.65%	0.71%	0.84%
Non-performing assets to total assets	0.82%	0.71%	0.68%	0.55%	0.59%
Allowance for loan losses to total loans	1.21%	1.22%	1.18%	1.26%	1.28%
Allowance for loan losses to non-performing loans	133.33%	175.96%	182.42%	176.76%	153.55%

(a) See the GAAP to Non-GAAP reconciliations on pages 52 to 54.
(b) Efficiency ratio is non-interest expense less merger and acquisition expenses less amortization of intangible assets less legal settlement divided by the total of fully taxable equivalent net interest income plus non-interest income less net gain on securities transactions less gain from bargain purchase less gain on liquidation of trust preferred securities.

(c) For the non-interest expense to average assets ratio, non-interest expense does not include legal settlement expense.
(d) Loans include loans held for sale. Loans do not reflect the allowance for loan losses.
(e) Non-performing loans include non-accrual loans only.
(f) Non-performing assets include non-performing loans plus other real estate owned.

Executive Summary

This executive summary of the MD&A includes selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Corporation, this Form 10-Q should be read in its entirety.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2015	2014	Change	Percentage Change
Net interest income	$12,342	$12,033	$309	2.6%
Non-interest income	5,186	4,964	222	4.5%
Non-interest expense	13,736	13,343	393	2.9%
Pre-provision income	3,792	3,654	138	3.8%
Provision for loan losses	390	639	(249)	(39.0)%
Income tax expense	1,126	951	175	18.4%
Net income	$2,276	$2,064	$212	10.3%

Basic and diluted earnings per share	$0.48	$0.44	$0.04	9.1%

Selected financial ratios
Return on average assets	0.59%	0.56%
Return on average equity	6.79%	5.93%
Net interest margin, fully taxable equivalent	3.49%	3.58%
Efficiency ratio	76.26%	77.28%
Non-interest expense to average assets	3.57%	3.64%

Net income for the first quarter of 2015 was $2.3 million, or $0.48 per share, compared with $2.1 million, or $0.44 per share, for the prior year quarter.  Return on equity for the quarter was 6.79%, compared with 5.93% for the prior year quarter.  The increase in net income from the prior year quarter was driven by higher net interest income, non-interest income, and a reduction in the provision for loan losses, partially offset by increases in non-interest expense and income taxes.

Net interest income
Net interest income increased $0.3 million, or 2.6%, compared with the prior year quarter. The increase was due primarily to interest income from the commercial loan portfolio, offset by a decrease in interest and dividends from taxable securities.

Non-interest income
Non-interest income increased $0.2 million, or 4.5%, compared to the prior year quarter.  The increase was due primarily to an increase in WMG fee income and net gains on sales of other real estate owned, offset by a decrease in service charges on deposit accounts and other non-interest income.

Non-interest expense
Non-interest expense increased $0.4 million, or 2.9%, compared to the prior year quarter.  The increase was due primarily to an increase in pension and other employee benefits.  The increase in pension and other employee benefits was due to the adoption of updated mortality tables at December 31, 2014, which reflected improved life expectancies of employees and a reduced discount rate for determining pension costs.

Provision for loan losses
The provision for loan losses decreased $0.2 million, or 39.0%, compared to the prior year quarter.  The decrease was the result of lower specific allocations for PCI loans and lower net charge-offs during the current quarter.  Net charge-offs were $0.2 million, compared with $0.3 million for the prior year quarter.

Consolidated Results of Operation

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2015 and 2014. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see pages 51–52 of this Form 10-Q and pages 28-29 of the Corporation’s 2014 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2015	2014	Change	Percentage Change
Interest and dividend income	$13,234	$12,954	$280	2.2%
Interest expense	892	921	(29)	(3.1)%
Net interest income	$12,342	$12,033	$309	2.6%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended March 31, 2015 totaled $12.3 million, an increase of $0.3 million, or 2.6%, compared with $12.0 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.49% for the three months ended March 31, 2015 compared with 3.58% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $68.6 million in interest-earning assets.  The decline in net interest margin was due in part to an eleven basis point decline in the yield on interest-earning assets, partially offset by a three basis point decline in the cost of interest-bearing liabilities and the increase in interest-earning assets.  The decrease in yield on interest-earning assets was attributable to a 23 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three-month periods ended March 31, 2015 and 2014.  It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the three-month periods ended March 31, 2015 and 2014.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$635,416	$7,298	4.66%	$527,913	$6,516	5.01%
Mortgage loans	197,520	2,014	4.14%	195,825	2,018	4.18%
Consumer loans	299,537	2,621	3.55%	283,677	2,665	3.81%
Taxable securities	245,019	1,093	1.81%	301,507	1,525	2.05%
Tax-exempt securities	35,692	321	3.65%	42,857	386	3.65%
Interest-bearing deposits	37,065	23	0.25%	29,825	19	0.26%
Total interest-earning assets	1,450,249	13,370	3.74%	1,381,604	13,129	3.85%

Non-earning assets:
Cash and due from banks	27,449			27,353
Premises and equipment, net	32,026			29,781
Other assets	58,920			51,687
Allowance for loan losses	(13,846)			(12,881)
AFS valuation allowance	4,121			11,033
Total assets	$1,558,919			$1,488,577

Interest-bearing liabilities:
Interest-bearing demand deposits	$127,729	27	0.09%	$126,500	25	0.08%
Savings and insured money market deposits	638,855	273	0.17%	569,504	229	0.16%
Time deposits	199,531	186	0.38%	238,874	268	0.46%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	60,133	406	2.74%	55,611	399	2.91%
Total interest-bearing liabilities	1,026,248	892	0.35%	990,489	921	0.38%

Non-interest-bearing liabilities:
Demand deposits	372,798			348,039
Other liabilities	23,899			8,988
Total liabilities	1,422,945			1,347,516
Shareholders' equity	135,974			141,061
Total liabilities and shareholders’ equity	$1,558,919			$1,488,577
Fully taxable equivalent net interest income		12,478			12,208
Net interest rate spread(1)			3.39%			3.47%
Net interest margin, fully taxable equivalent (2)			3.49%			3.58%
Taxable equivalent adjustment		(136)			(175)
Net interest income		$12,342			$12,033
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three-month periods ended March 31, 2015 and 2014.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31, 2015 vs. 2014
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$782	$1,261	$(479)
Mortgage loans	(4)	16	(20)
Consumer loans	(44)	144	(188)
Taxable investment securities	(432)	(266)	(166)
Tax-exempt investment securities	(65)	(65)	-
Interest-bearing deposits	4	5	(1)
Total interest and dividend income	$241	$1,095	$(854)
Interest expense on:
Interest-bearing demand deposits	$2	$-	$2
Savings and insured money market deposits	44	29	15
Time deposits	(82)	(40)	(42)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(7)	31	(24)
Total interest expense	(29)	20	(49)

Net interest income	$270	$1,075	$(805)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the first quarter of 2015 and 2014 was $0.4 million and $0.6 million, respectively. Net charge-offs for the quarter were $0.2 million compared with $0.3 million for the same period in the prior year.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2015	2014	Change	Percentage Change
WMG fee income	$2,126	$1,883	$243	12.9%
Service charges on deposit accounts	1,138	1,232	(94)	(7.6)%
Net gains on securities transactions	50	-	50	N/M
Net gains on sales of loans held for sale	52	41	11	26.8%
Net gains (losses) on sales of other real estate owned	78	(30)	108	N/M
CFS fee and commission income	348	194	154	79.4%
Check card interchange income	809	814	(5)	(0.6)%
Income from bank owned life insurance	18	19	(1)	(5.3)%
Other	567	811	(244)	(30.1)%
Total non-interest income	$5,186	$4,964	$222	4.5%

Total non-interest income for the first quarter of 2015 increased $0.2 million compared with the same period in the prior year.  The increase was due to increases in WMG fee income and net gains on sales of other real estate owned, offset by lower service charges on deposit accounts and lower other income.

WMG fee income
WMG fee income increased compared to the same period in the prior year due to an increase in total assets under management or administration, along with higher fee levels, as fees were adjusted to reflect current market fee levels.

Service charges on deposit accounts
Service charges on deposit accounts decreased compared to the same period in the prior year due to a decline in overdraft fees.

Net gains on securities transactions
Net gains on securities transactions increased compared to the same period in the prior year due to the sale of equity securities.

Net gain on sales of other real estate owned
Net gains on sales of other real estate owned increased due to the sale of one commercial property during the quarter.

CFS fee and commission income
CFS fee and commission income increased compared to the same period in the prior year due to an increase in the volume of insurance products sold.

Other
Other non-interest income decreased due to a gain on the liquidation of the Corporation’s investment in a pool of trust preferred securities recognized during the first quarter of 2014, offset by additional rental income in 2015 from properties included within OREO.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2015	2014	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,100	$5,153	$(53)	(1.0)%
Pension and other employee benefits	1,729	1,359	370	27.2%
Total compensation expense	6,829	6,512	317	4.9%

Non-compensation expense:
Net occupancy	1,850	1,793	57	3.2%
Furniture and equipment	733	630	103	16.3%
Data processing	1,561	1,481	80	5.4%
Professional services	269	222	47	21.2%
Amortization of intangible assets	304	344	(40)	(11.6)%
Marketing and advertising	235	293	(58)	(19.8)%
Other real estate owned expense	84	87	(3)	(3.4)%
FDIC insurance	286	269	17	6.3%
Loan expense	140	149	(9)	(6.0)%
Merger and acquisition expenses	-	86	(86)	(100.0)%
Other	1,445	1,477	(32)	(2.2)%
Total non-compensation expense	6,907	6,831	76	1.1%
Total non-interest expense	$13,736	$13,343	$393	2.9%

Total non-interest expense for the first quarter of 2015 increased $0.4 million compared with the same period in the prior year.  The increase was primarily due to increases in compensation expense and furniture and equipment, offset by a decline in merger and acquisition expenses during the quarter.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to pension and other employee benefits.  The $0.4 million increase in pension and other employee benefits was due to the adoption of updated mortality tables at December 31, 2014, which reflected improved life expectancies of employees and a reduced discount rate for determining pension costs.

Non-compensation expense
Non-compensation expense increased compared to the same period in the prior year primarily due to an increase in furniture and equipment expenses, offset by a decline in merger and acquisition expenses.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2015	2014	Change	Percentage Change
Income before income tax expense	$3,402	$3,015	$387	12.8%
Income tax expense	1,126	951	175	18.4%
Effective tax rate	33.1%	31.5%

The increase in the effective tax rate can be attributed to higher pre-tax income and changes in the mix of income and expense subject to U.S. federal, state, and local income taxes.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2015	2014	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$84,873	$29,163	$55,710	191.0%
Total investment securities	276,148	291,873	(15,725)	(5.4)%

Loans, net of deferred loan fees	1,143,572	1,121,574	21,998	2.0%
Allowance for loan losses	(13,892)	(13,686)	(206)	1.5%
Loans, net	1,129,680	1,107,888	21,792	2.0%

Goodwill and other intangible assets, net	26,587	26,891	(304)	(1.1)%
Other assets	67,484	68,724	(1,240)	(1.8)%
Total assets	$1,584,772	$1,524,539	$60,233	4.0%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total deposits	1,368,130	1,280,014	88,116	6.9%
FHLBNY advances and other debt	53,343	82,768	(29,425)	(35.6)%
Other liabilities	27,006	28,129	(1,123)	(4.0)%
Total liabilities	1,448,479	1,390,911	57,568	4.1%

Total shareholders’ equity	136,293	133,628	2,665	2.0%
Total liabilities and shareholders’ equity	$1,584,772	$1,524,539	$60,233	4.0%

Cash and cash equivalents
The increase in cash and cash equivalents can be attributed to the seasonal inflow of municipal deposits, offset by the reduction of FHLBNY overnight advances.  The Corporation continues to evaluate alternative investment of these funds with caution, given the low interest rate environment.

Investment securities
The decrease in investment securities can be mostly attributed to obligations of U.S. Government sponsored enterprise bonds that were called or matured during the quarter.

Loans, net
The increase in loans can be attributed to increases of $33.2 million in commercial loans and $1.8 million in mortgages, offset by a $13.0 million decrease in consumer loans, attributed mostly to the indirect loan portfolio.  The increase in the allowance for loan losses can be attributed to growth in the commercial loan portfolio.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to amortization of intangible assets.

Other assets
The decrease in other assets can be mostly attributed to depreciation of premises and equipment, along with the sale of one commercial property from other real estate owned.

Deposits
The increase in deposits can be attributed to increases of $83.6 million in money market accounts, $16.8 million in interest-bearing demand deposits, and $10.5 million in non-interest bearing demand deposits. Partially offsetting the increases noted above was a $23.9 million decrease in time deposits. The changes in money market accounts, interest-bearing demand deposits, and time deposits can be attributed to the seasonal net inflow of deposits of our municipal clients.

FHLBNY advances and other debt
FHLBNY advances and other debt were reduced with the large increase in deposits received during the quarter from municipal clients, which decreased overnight borrowing needs.

Other liabilities
The decrease in other liabilities can be attributed to the reduction of accrued expenses.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $2.3 million, a reduction of $1.0 million in accumulated other comprehensive loss, and a reduction of $0.5 million in treasury stock, offset by $1.2 million in dividends declared during the quarter.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.979 billion at March 31, 2015 compared with $1.956 billion at December 31, 2014, an increase of $23.1 million, or 1.2%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	March 31, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$30,730	$31,267	11.7%	$30,841	$31,115	11.1%
Obligations of U.S Government sponsored enterprises	137,696	139,180	52.3%	149,694	150,558	53.7%
Mortgage-backed securities, residential and collateralized mortgage obligations	58,180	59,413	22.3%	61,122	61,998	22.1%
Obligations of states and political subdivisions	30,356	31,152	11.7%	30,677	31,451	11.2%
Other securities	4,946	5,295	2.0%	4,989	5,385	1.9%
Totals	$261,908	$266,307	100.0%	$277,323	$280,507	100.0%

The available for sale segment of the securities portfolio totaled $266.3 million at March 31, 2015, a decrease of $14.2 million, or 5.1%, from $280.5 million at December 31, 2014.  The decrease resulted primarily from sales and calls of $5.8 million and maturities and principal collected of $9.2 million.  The decrease in securities was used to help fund the growth in the loan portfolio.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $5.7 million at March 31, 2015, a decrease of $0.1 million from December 31, 2014 due primarily to maturities and principal collected.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2014 to March 31, 2015 (in thousands):

LOANS
	March 31, 2015	December 31, 2014	Dollar Change	Percentage Change
Commercial and agricultural	$171,832	$166,406	$5,426	3.3%
Commercial mortgages	480,385	452,593	27,792	6.1%
Residential mortgages	198,628	196,809	1,819	0.9%
Indirect consumer loans	173,722	184,763	(11,041)	(6.0)%
Consumer loans	119,005	121,003	(1,998)	(1.7)%
Loans, net	$1,143,572	$1,121,574	$21,998	2.0%

Portfolio loans totaled $1.144 billion at March 31, 2015, an increase of $22.0 million, or 2.0%, from $1.122 billion at December 31, 2014.  The increase in loans can be attributed to increases of $33.2 million in commercial loans and $1.8 million in mortgages, offset by a $13.0 million decrease in consumer loans, attributed mostly to the indirect loan portfolio.  The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.  The decline in indirect consumer loans was a result of the Corporation’s decision to end its reduced pricing loan program during the third quarter of 2014.

Residential mortgage loans totaled $198.6 million at March 31, 2015, an increase of $1.8 million, or 0.9%, from December 31, 2014.  In addition, during the three months ended March 31, 2015, $2.3 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac.  During the twelve months ended December 31, 2014, $13.6 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.1 million of residential mortgages sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Corporation’s concentration policy limits the volume of commercial loans to any one specific industry.  Specific industries are identified using NAICS codes.  The volume of commercial loans, with the exception of commercial mortgages, to any one specific industry is limited to Tier 1 capital plus the allowance for loan losses.  The volume of commercial mortgages is limited to three times the total of Tier 1 capital plus the allowance for loan losses.  The Corporation is in compliance with the concentration policy limits.

The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At March 31, 2015 and December 31, 2014, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 38.3% and 36.1% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2015 and December 31, 2014.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	March 31, 2015	December 31, 2014
Non-accrual loans	$9,470	$6,798
Non-accrual troubled debt restructurings	949	980
Total non-performing loans	$10,419	$7,778
Other real estate owned	2,506	3,065
Total non-performing assets	$12,925	$10,843

Ratio of non-performing loans to total loans	0.91%	0.69%
Ratio of non-performing assets to total assets	0.82%	0.71%
Ratio of allowance for loan losses to non-performing loans	133.33%	175.96%

Accruing loans past due 90 days or more (1)	$1,476	$1,454
Accruing troubled debt restructurings (1)	$9,105	$8,705
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $10.4 million at March 31, 2015, or 0.91% of total loans, compared with $7.8 million at December 31, 2014, or 0.69% of total loans. The increase in non-performing loans at March 31, 2015 was primarily in the commercial loan segment of the loan portfolio. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $12.9 million, or 0.82% of total assets, at March 31, 2015, compared with $10.8 million, or 0.71% of total assets, at December 31, 2014.

The recorded investment in accruing loans past due 90 days or more totaled $1.5 million at March 31, 2015, up slightly from December 31, 2014.

Not included in non-performing loan totals are $2.0 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of March 31, 2015, the Corporation had $0.9 million of non-accrual TDRs compared with $1.0 million as of December 31, 2014.  As of March 31, 2015, the Corporation had $9.1 million of accruing TDRs compared with $8.7 million as of December 31, 2014.  The increase in total TDRs was primarily in the commercial loan segment of the loan portfolio.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at March 31, 2015 totaled $16.5 million, including TDRs of $10.0 million, compared to $15.9 million at December 31, 2014, including TDRs of $9.7 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The increase in impaired loans was due primarily to increases of $0.5 million in commercial and industrial loans and $0.1 million in commercial mortgages.  Included in the recorded investment of impaired loans at March 31, 2015, are loans totaling $4.6 million for which impairment allowances of $1.6 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2014, the impaired loan total included $4.9 million of loans for which specific impairment allowances of $1.2 million were allocated to the allowance for loan losses.  The increase in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to an increase in impaired commercial loans.

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

The allowance for loan losses was $13.9 million at March 31, 2015, up from $13.7 million at December 31, 2014.  The ratio of allowance for loan losses to total loans was 1.21% at March 31, 2015, compared to 1.22% at December 31, 2014.  The increase in the allowance for loan losses was due primarily to loan portfolio growth, and allowances for the growth after consideration of the factors discussed above.  Net charge-offs for the three months ended March 31, 2015 were $0.2 million compared with $0.3 million for the prior year.

The table below summarizes the Corporation’s loan loss experience for the three months ended March 31, 2015 and 2014 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$13,686	$12,776
Charge-offs:
Commercial and agricultural	-	55
Commercial mortgages	-	44
Residential mortgages	21	7
Consumer loans	369	467
Total charge-offs	390	573
Recoveries:
Commercial and agricultural	15	92
Commercial mortgages	67	38
Consumer loans	124	183
Total recoveries	206	313
Net charge-offs	184	260
Provision charged to operations	390	639
Balance at end of period	$13,892	$13,155

Ratio of net charge-offs to average loans outstanding	0.07%	0.10%
Ratio of allowance for loan losses to total loans outstanding	1.21%	1.28%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2014 to March 31, 2015 (in thousands):

DEPOSITS
	March 31, 2015	December 31, 2014	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$376,773	$366,298	$10,475	2.9%
Interest-bearing demand deposits	127,593	110,819	16,774	15.1%
Insured money market accounts	476,464	392,871	83,593	21.3%
Savings deposits	199,349	198,183	1,166	0.6%
Time deposits	187,951	211,843	(23,892)	(11.3)%
Total	$1,368,130	$1,280,014	$88,116	6.9%

Deposits totaled $1.368 billion at March 31, 2015 compared with $1.280 billion at December 31, 2014, an increase of $88.1 million, or 6.9%. The increase was attributable to increases of $83.6 million in money market accounts, $16.8 million in interest-bearing demand deposits, and $10.5 million in non-interest bearing demand deposits. Partially offsetting the increases noted above was a $23.9 million decrease in time deposits. The changes in money market accounts, interest-bearing demand deposits, and time deposits can be attributed to the seasonal net inflow of deposits of our municipal clients.  At March 31, 2015, demand deposit and money market accounts comprised 71.7% of total deposits compared with 68.0% at December 31, 2014.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  Deposits obtained through brokers were $2.3 million as of both March 31, 2015 and December 31, 2014.  Deposits obtained through the CDARS and ICS programs were $118.8 million and $76.7 million as of March 31, 2015 and December 31, 2014, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in additional to seasonality of current municipal client balances.

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

Borrowings

FHLBNY overnight advances were paid off as of March 31, 2015, due to the large increase in deposits.  Securities sold under agreements to repurchase increased $1.4 million from $29.7 million at December 31, 2014 to $31.1 million at March 31, 2015.  The increase in securities sold under agreements to repurchase was related to normal fluctuations in client accounts.

Shareholders’ Equity

Shareholders’ equity was $136.3 million at March 31, 2015 compared with $133.6 million at December 31, 2014.  The increase was primarily due to earnings of $2.3 million, a reduction of $1.0 million in accumulated other comprehensive loss, and a reduction of $0.5 million in treasury stock, offset by $1.2 million in dividends declared during the quarter.  The total shareholders’ equity to total assets ratio was 8.60% at March 31, 2015 compared with 8.77% at December 31, 2014.  The tangible equity to tangible assets ratio was 7.04% at March 31, 2015 compared with 7.13% at December 31, 2014.  Book value per share increased to $28.92 at March 31, 2015 from $28.44 at December 31, 2014.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of March 31, 2015, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

Off-balance Sheet Arrangements

See Note 8 – Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Liquidity

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $119.5 million and $86.0 million at March 31, 2015 and December 31, 2014, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at March 31, 2015 and December 31, 2014.

Consolidated Cash Flows Analysis

For a discussion of activities affecting the Corporation’s cash flows, see the Balance Sheet Analysis in this Form 10-Q.

(in thousands)	MARCH 31,
	2015	2014
Net cash provided by operation activities	$3,443	$2,587
Net cash used by investing activities	(5,379)	(19,379)
Net cash provided by financing activities	57,646	22,331
Net increase in cash and cash equivalents	$55,710	$5,539

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first quarter of 2015 and 2014 predominantly resulted from net income after noncash operating adjustments.

Investing activities

Cash used in investing activities during the first quarter of 2015 and 2014, predominantly resulted from a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.  Cash outflows in 2014 also reflected net purchases of investment securities, while 2015 reflected cash proceeds from redemption of FHLBNY and FRBNY stock.

Financing activities

Cash provided by financing activities in the first quarter of 2015 and 2014 predominantly resulted from an increase in deposits.  The increase in deposits reflected the seasonable inflow of funds from municipal investors into demand and money market accounts. Cash inflows in 2015 were offset by the redemption of FHLBNY overnight advances that were no longer needed with the inflow of municipal deposits.

Capital Resources

Basel III Capital Rules

On October 11, 2013, the Federal Reserve approved a final rule that amends the regulatory capital rules for state member banks effective January 1, 2015. The Federal Reserve approved the new capital rules in coordination with substantially identical final rules approved by the FDIC and the Office of the Comptroller of the Currency for other types of banking organizations.  The revisions make the capital rules consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act.  In general, the new capital rules revise regulatory capital definitions and minimum ratios; redefine Tier 1 Capital as two components (common equity Tier 1 capital and additional Tier 1 capital); create a new “common equity Tier 1 risk-based capital ratio”; implement a capital conservation buffer; revise prompt corrective action thresholds; and change risk weights for certain assets and off-balance sheet exposures.

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

The new minimum capital requirements became effective for all banking organizations (except for the largest internationally active banking organizations) on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time, beginning on January 1, 2016.

The Corporation is subject to Federal Reserve capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank.

In assessing a state member bank’s capital adequacy, the Federal Reserve takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile.  As of March 31, 2015, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

The new capital rules maintain the general structure of the current prompt corrective action framework while increasing some of the thresholds for the prompt corrective action capital categories. For example, an adequately capitalized bank is required to maintain a Tier 1 risk-based capital ratio of 6.0% (increased from the current level of 4.0%). The rule also introduces the common equity Tier 1 capital ratio as a new prompt corrective action capital category threshold.

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

The regulatory  capital ratios as of March 31, 2015 were calculated under Basel III rules and the regulatory  capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$134,088	11.95%	$89,831	8.00%	N/A	N/A
Bank	$129,508	11.55%	$89,669	8.00%	$112,086	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$120,311	10.72%	$67,373	6.00%	N/A	N/A
Bank	$115,470	10.30%	$67,252	6.00%	$89,669	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$120,311	10.72%	$50,530	4.50%	N/A	N/A
Bank	$115,470	10.30%	$50,439	4.50%	$72,856	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$120,311	7.85%	$61,339	4.00%	N/A	N/A
Bank	$115,470	7.54%	$61,279	4.00%	$76,598	5.00%

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$129,211	11.84%	$87,271	8.00%	N/A	N/A
Bank	$123,685	11.35%	$87,178	8.00%	$108,972	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$115,483	10.59%	$43,636	4.00%	N/A	N/A
Bank	$110,014	10.10%	$43,589	4.00%	$65,383	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$115,483	7.78%	$44,556	3.00%	N/A	N/A
Bank	$110,014	7.41%	$44,512	3.00%	$74,187	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At March 31, 2015, the Bank could, without prior approval, declare dividends of approximately $9.4 million.

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

Explanation and Reconciliation of the Corporation’s Use of Non-GAAP Measures

The Corporation prepares its Consolidated Financial Statements in accordance with GAAP; these financial statements appear on pages 6–11. That presentation provides the reader with an understanding of the Corporation’s results that can be tracked consistently from year-to-year and enables a comparison of the Corporation’s performance with other companies’ GAAP financial statements.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures, because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies.

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

Fully Taxable Equivalent Net Interest Income, Net Interest Margin, and Efficiency Ratio

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

The efficiency ratio is a non-GAAP financial measures which represents the Corporation’s ability to turn resources into revenue and is calculated as non-interest expense divided by total revenue (fully taxable equivalent net interest income and non-interest income), adjusted for one-time occurrences and amortization.  This measure is meaningful to the Corporation, as well as investors and analysts, in assessing the Corporation’s productivity measured by the amount of revenue generated for each dollar spent.

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2015	2014	2014	2014	2014
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
AND EFFICIENCY RATIO
Net interest income (GAAP)	$12,342	$13,034	$12,426	$12,075	$12,033
Fully taxable equivalent adjustment	136	148	156	171	175
Fully taxable equivalent net interest income (non-GAAP)	$12,478	$13,182	$12,582	$12,246	$12,208

Non-interest income (GAAP)	$5,186	$11,400	$4,986	$5,406	$4,964
Less: net gain on security transactions	(50)	(6,347)	-	(522)	-
Less: recoveries from other than tempoary impairments	-	(50)	-	-	(465)
Adjusted non-interest income (non-GAAP)	$5,136	$5,003	$4,986	$4,884	$4,499

Non-interest expense (GAAP)	$13,736	$15,792	$17,763	$13,579	$13,343
Less: merger and acquisition related expenses	-	-	-	(29)	(86)
Less: amortization of intangible assets	(304)	(317)	(324)	(324)	(345)
Less: legal settlements	-	-	(4,250)
Adjusted non-interest expense (non-GAAP)	$13,432	$15,475	$13,189	$13,226	$12,912

Average interest-earning assets (GAAP)	$1,450,249	$1,410,804	$1,404,165	$1,400,174	$1,381,604

Net interest margin (non-GAAP)	3.49%	3.71%	3.55%	3.51%	3.58%
Efficiency ratio (non-GAAP)	76.26%	85.10%	75.07%	77.21%	77.28%

Tangible Equity and Tangible Assets (Period-End)

Tangible equity, tangible assets, and tangible book value per share are each non-GAAP financial measures. Tangible equity represents the Corporation’s stockholders’ equity, less goodwill and intangible assets.  Tangible assets represents the Corporation’s total assets, less goodwill and other intangible assets.  Tangible book value per share represents the Corporation’s equity divided by common shares at period-end.  These measures are meaningful to the Corporation, as well as investors and analysts, in assessing the Corporation’s use of equity.

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except per share and ratio data)	2015	2014	2014	2014	2014
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$136,293	$133,628	$139,561	$141,781	$140,523
Less: intangible assets	(26,587)	(26,891)	(27,208)	(27,532)	(27,857)
Tangible equity (non-GAAP)	$109,706	$106,737	$112,353	$114,249	$112,666

Total assets (GAAP)	$1,584,772	$1,524,539	$1,523,557	$1,515,881	$1,497,531
Less: intangible assets	(26,587)	(26,891)	(27,208)	(27,532)	(27,857)
Tangible assets (non-GAAP)	$1,558,185	$1,497,648	$1,496,349	$1,488,349	$1,469,674

Total equity to total assets at end of period (GAAP)	8.60%	8.77%	9.16%	9.35%	9.38%
Book value per share (GAAP)	$28.92	$28.44	$29.78	$30.28	$30.03

Tangible equity to tangible assets at
end of period (non-GAAP)	7.04%	7.13%	7.51%	7.68%	7.67%
Tangible book value per share (non-GAAP)	$23.28	$22.71	$23.98	$24.40	$24.08

Tangible Equity (Average)

Average tangible equity and return on average tangible equity are each non-GAAP financial measures. Average tangible equity represents the Corporation’s average stockholders’ equity, less average goodwill and intangible assets for the period.  Return on average tangible equity measures the Corporation’s earnings as a percentage of average tangible equity.  These measures are meaningful to the Corporation, as well as investors and analysts, in assessing the Corporation’s use of equity.

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2015	2014	2014	2014	2014
TANGIBLE EQUITY
(AVERAGE)
Total shareholders' equity (GAAP)	$135,974	$141,845	$142,944	$142,318	$141,061
Less: intangible assets	(26,755)	(27,059)	(27,391)	(27,715)	(28,065)
Tangible equity (non-GAAP)	$109,219	$114,786	$115,553	$114,603	$112,996

Return on average equity (GAAP)	6.79%	12.54%	(0.90)%	5.44%	5.93%
Return on average tangible equity (non-GAAP)	8.45%	15.49%	(1.11)%	6.75%	7.41%

Adjustments for Certain Items of Income or Expense

 In addition to disclosures of certain GAAP financial measures, including net income, EPS, ROA, and ROE, we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items.  The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation’s financial results during the particular period in question. In the Corporation’s presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except share, per share and ratio data)	2015	2014	2014	2014	2014

CORE NET INCOME
Reported net income (loss) (GAAP)	$2,276	$4,482	$(319)	$1,930	$2,064
Net gain on security transactions (net of tax)	(31)	(3,907)	-	(322)	-
Legal settlements (net of tax)	-	-	2,617	-	-
Merger and acquisition related expenses (net of tax)	-	-	-	18	53
Core net income (non-GAAP)	$2,245	$575	$2,298	$1,626	$2,117

Average basic and diluted shares outstanding	4,706,774	4,690,519	4,683,797	4,680,776	4,677,178

Reported basic and diluted earnings (loss) per share (GAAP)	$0.48	$0.96	$(0.07)	$0.41	$0.44
Reported return on average assets (GAAP)	0.59%	1.17%	(0.08)%	0.51%	0.56%
Reported return on average equity (GAAP)	6.79%	12.54%	(0.90)%	5.44%	5.93%

Core basic and diluted earnings per share (non-GAAP)	$0.48	$0.12	$0.49	$0.35	$0.45
Core return on average assets (non-GAAP)	0.58%	0.15%	0.60%	0.43%	0.58%
Core return on average equity (non-GAAP)	6.70%	1.61%	6.38%	4.58%	6.09%

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

The Corporation’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.  The Corporation's ALCO has the strategic responsibility for setting the policy guidelines on acceptable exposure to interest rate risk.  These guidelines contain specific measures and limits regarding the risks, which are monitored on a regular basis.  The ALCO is made up of the president and chief executive officer, the chief financial officer, the asset liability management officer, and other officers representing key functions.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At March 31, 2015, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.11% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 8.76%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.85% and 13.09%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At March 31, 2015, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 10.67% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.01%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 6.39% and 4.66%, respectively.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the three months ended March 31, 2015.

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

ITEM 4:                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2015 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2015.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Corporation under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
For information related to this item, please see Note 8 to the Corporation’s financial statements included herein.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/15-1/31/15	-	$-	-	121,906
2/1/15-2/28/15	-	$-	-	121,906
3/1/15-3/31/15	-	$-	-	121,906
Quarter ended 3/31/15	-	$-	-	121,906
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

CHEMUNG FINANCIAL CORPORATION

DATED: May 8, 2015	By: /s/ Ronald M. Bentley
Ronald M. Bentley President and Chief Executive Officer (Principal Executive Officer)

DATED: May 8, 2015	By: /s/ Karl F. Krebs
Karl F. Krebs Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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