Form 10-Q
period 2015-06-30
CHEMUNG FINANCIAL CORP
filed 2015-08-07
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2015
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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on August 6, 2015 was 4,656,052.

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

Fully taxable equivalent basis
Income from tax-exempt loans and investment securities that have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.

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

Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(in thousands, except share and per share data)	June 30, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$28,014	$28,130
Interest-bearing deposits in other financial institutions	1,650	1,033
Total cash and cash equivalents	29,664	29,163

Trading assets, at fair value	635	549

Securities available for sale, at estimated fair value	290,571	280,507
Securities held to maturity, estimated fair value of $6,351 at June 30, 2015 and $6,197 at December 31, 2014	6,045	5,831
FHLBNY and FRBNY Stock, at cost	4,873	5,535

Loans, net of deferred loan fees	1,150,406	1,121,574
Allowance for loan losses	(14,028)	(13,686)
Loans, net	1,136,378	1,107,888

Loans held for sale	668	665
Premises and equipment, net	30,874	32,287
Goodwill	21,824	21,824
Other intangible assets, net	4,478	5,067
Bank owned life insurance	2,801	2,764
Accrued interest receivable and other assets	24,822	32,459

Total assets	$1,553,633	$1,524,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$385,467	$366,298
Interest-bearing	946,510	913,716
Total deposits	1,331,977	1,280,014

FHLBNY overnight advances	15,600	30,830
Securities sold under agreements to repurchase	31,882	29,652
FHLBNY term advances	19,256	19,310
Long term capital lease obligation	2,945	2,976
Dividends payable	1,210	1,204
Accrued interest payable and other liabilities	14,243	26,925
Total liabilities	1,417,113	1,390,911

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2015 and December 31, 2014	53	53
Additional-paid-in-capital	45,468	45,355
Retained earnings	116,817	114,383
Treasury stock, at cost (654,560 shares at June 30, 2015; 680,948 shares at December 31, 2014)	(16,704)	(17,378)
Accumulated other comprehensive loss	(9,114)	(8,785)
Total shareholders' equity	136,520	133,628

Total liabilities and shareholders' equity	$1,553,633	$1,524,539

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$12,096	$11,449	$23,999	$22,617
Taxable securities	1,164	1,264	2,253	2,768
Tax exempt securities	239	258	458	522
Interest-bearing deposits	20	25	43	43
Total interest and dividend income	13,519	12,996	26,753	25,950
Interest expense
Deposits	492	517	978	1,040
Securities sold under agreements to repurchase	212	212	421	420
Borrowed funds	168	192	365	382
Total interest expense	872	921	1,764	1,842
Net interest income	12,647	12,075	24,989	24,108
Provision for loan losses	259	1,103	649	1,741
Net interest income after provision for loan losses	12,388	10,972	24,340	22,367

Non-interest income:
WMG fee income	2,198	1,989	4,324	3,872
Service charges on deposit accounts	1,224	1,350	2,362	2,582
Net gains on securities transactions	252	522	302	522
Net gains on sales of loans held for sale	98	83	150	125
Net gains (losses) on sales of other real estate owned	42	(14)	120	(44)
Income from bank owned life insurance	19	19	37	39
Other	1,493	1,457	3,217	3,274
Total non-interest income	5,326	5,406	10,512	10,370

Non-interest expense:
Salaries and wages	5,188	5,156	10,288	10,309
Pension and other employee benefits	1,557	1,479	3,286	2,838
Net occupancy expenses	1,757	1,659	3,607	3,452
Furniture and equipment expenses	789	715	1,522	1,345
Data processing expense	1,552	1,414	3,113	2,895
Professional services	420	421	689	643
Amortization of intangible assets	285	324	589	669
Marketing and advertising expenses	271	332	506	625
Other real estate owned expenses	224	45	308	132
FDIC insurance	280	274	566	543
Loan expense	175	146	315	295
Merger and acquisition related expenses	-	29	-	115
Other	1,325	1,585	2,770	3,062
Total non-interest expenses	13,823	13,579	27,559	26,923
Income before income tax expense	3,891	2,799	7,293	5,814
Income tax expense	1,314	869	2,440	1,820
Net income	$2,577	$1,930	$4,853	$3,994

Weighted average shares outstanding	4,717	4,681	4,712	4,679
Basic and diluted earnings per share	$0.55	$0.41	$1.03	$0.85

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Net income	$2,577	$1,930	$4,853	$3,994

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(2,229)	1,131	(964)	2,015
Reclassification adjustment for gains realized in net income	(252)	(522)	(302)	(522)
Net unrealized gains (losses)	(2,481)	609	(1,266)	1,493
Tax effect	(931)	234	(490)	574
Net of tax amount	(1,550)	375	(776)	919

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service costs	(21)	(22)	(43)	(44)
Reclassification adjustment for amortization of net actuarial loss	384	165	767	330
Total before tax effect	363	143	724	286
Tax effect	140	55	277	110
Net of tax amount	223	88	447	176

Total other comprehensive income (loss)	(1,327)	463	(329)	1,095

Comprehensive income	$1,250	$2,393	$4,524	$5,089

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (UNAUDITED)
(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2014	$53	$45,399	$111,031	$(18,060)	$155	$138,578
Net income	-	-	3,994	-	-	3,994
Other comprehensive income	-	-	-	-	1,095	1,095
Restricted stock awards	-	74	-	-	-	74
Restricted stock units for directors' deferred compensation plan	-	48	-	-	-	48
Cash dividends declared ($0.52 per share)	-	-	(2,401)	-	-	(2,401)
Distribution of 8,385 shares of treasury stock for directors' compensation	-	59	-	214	-	273
Distribution of 990 shares of treasury stock for employee restricted stock awards, net	-	(26)	-	26	-	-
Distribution of 3,595 shares of treasury stock for employee stock compensation	-	25	-	92	-	117
Distribution of 3,467 shares of treasury stock for deferred directors’ compensation	-	(85)	-	88	-	3
Balances at June 30, 2014	$53	$45,494	$112,624	$(17,640)	$1,250	$141,781

Balances at January 1, 2015	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	-	-	4,853	-	-	4,853
Other comprehensive loss	-	-	-	-	(329)	(329)
Restricted stock awards	-	104	-	-	-	104
Restricted stock units for directors' deferred compensation plan	-	49	-	-	-	49
Cash dividends declared ($0.52 per share)	-	-	(2,419)	-	-	(2,419)
Distribution of 9,673 shares of treasury stock for directors' compensation	-	24	-	247	-	271
Distribution of 3,303 shares of treasury stock for employee stock compensation	-	8	-	85	-	93
Sale of 9,814 shares of treasury stock	-	17	-	250	-	267
Distribution of 3,598 shares of treasury stock for deferred directors’ compensation	-	(89)	-	92	-	3
Balances at June 30, 2015	$53	$45,468	$116,817	$(16,704)	$(9,114)	$136,520

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net income	$4,853	$3,994
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	589	669
Provision for loan losses	649	1,741
Gains on disposal of fixed assets	(9)	(7)
Depreciation and amortization of fixed assets	2,062	1,808
Amortization of premiums on securities, net	1,014	1,223
Gains on sales of loans held for sale, net	(150)	(125)
Proceeds from sales of loans held for sale	7,004	5,477
Loans originated and held for sale	(6,857)	(5,571)
Net gains on trading assets	(12)	(30)
Proceeds from sales of trading assets	-	7
Net gains on securities transactions	(302)	(522)
Net (gains) losses on sales of other real estate owned	(120)	44
Purchase of trading assets	(74)	(61)
Decrease in other assets	7,068	1,672
Decrease in accrued interest payable	(19)	(46)
Expense related to restricted stock units for directors' deferred compensation plan	49	48
Expense related to employee stock compensation	93	117
Expense related to restricted stock awards	104	74
Decrease in other liabilities	(11,452)	(3,041)
Proceeds from bank owned life insurance	-	110
Income from bank owned life insurance	(37)	(39)
Net cash provided by operating activities	4,453	7,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	54,319	49,765
Proceeds from maturities and principal collected on securities available for sale	17,546	13,272
Proceeds from maturities and principal collected on securities held to maturity	1,184	1,813
Purchases of securities available for sale	(83,907)	(2,627)
Purchases of securities held to maturity	(1,398)	(592)
Purchase of FHLBNY and FRBNY stock	(5,852)	(293)
Redemption of FHLBNY and FRBNY stock	6,514	45
Proceeds from sale of equipment	9	7
Purchases of premises and equipment	(649)	(1,707)
Proceeds from sales of other real estate owned	699	298
Net increase in loans	(29,149)	(89,949)
Net cash used by investing activities	(40,684)	(29,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	83,081	61,148
Net decrease in time deposits	(31,118)	(18,976)
Net increase (decrease) in securities sold under agreements to repurchase	2,230	(1,955)
Repayments of FHLBNY overnight advances, net	(15,230)	-
Repayments of FHLBNY long term advances	(54)	(1,107)
Increase in capital lease obligation	-	384
Payments made on capital lease	(31)	-
Sale of treasury stock	267	-
Cash dividends paid	(2,413)	(2,395)
Net cash provided by financing activities	36,732	37,099
Net increase in cash and cash equivalents	501	14,673
Cash and cash equivalents, beginning of period	29,163	51,609
Cash and cash equivalents, end of period	$29,664	$66,282
(continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2015	2014
Cash paid for:
Interest	$1,783	$1,888
Income taxes	$4,651	$1,246
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$10	$578
Dividends declared, not yet paid	$1,210	$1,201

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

In May 2014, the FASB issued ASU 2014-09, an amendment to Revenue from Contracts with Customers (Topic 606). The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for annual reported period beginning after December 15, 2017, including interim periods within that reporting period.  The standard allows an entity to apply the amendments in the ASU using either the retrospective or cumulative effect transition method.  The Corporation is evaluating the potential impact on the Corporation’s financial statements.

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

Effective April 2015, the Corporation adopted ASU No. 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. Additionally, ASU 2014-11 requires certain disclosures for repurchase agreements that are accounted for as secured borrowings.  The Corporation has historically used repurchase agreements as part of its treasury management offering and accounts for these transactions as secured borrowings.  The required disclosures under ASU 2014-11 are included in Note 7.  Adoption of ASU 2014-11 did not otherwise have a material impact on the Corporation’s financial statements.

NOTE 2                                        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,717 and 4,681 weighted average shares outstanding for the three month periods ended June 30, 2015 and 2014, respectively.  Earnings per share were computed by dividing net income by 4,712 and 4,679 weighted average shares outstanding for the six month periods ended June 30, 2015 and 2014, respectively.  There were no dilutive common stock equivalents during the three or six month periods ended June 30, 2015 or 2014.

NOTE 3                                        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$130,736	$1,160	$2	$131,894
Mortgage-backed securities, residential	115,727	672	723	115,676
Collateralized mortgage obligations	139	2	-	141
Obligations of states and political subdivisions	39,379	671	83	39,967
Corporate bonds and notes	1,249	13	2	1,260
SBA loan pools	1,138	10	2	1,146
Corporate stocks	285	202	-	487
Total	$288,653	$2,730	$812	$290,571

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$180,535	$1,300	$162	$181,673
Mortgage-backed securities, residential	60,787	892	19	61,660
Collateralized mortgage obligations	335	3	-	338
Obligations of states and political subdivisions	30,677	802	28	31,451
Corporate bonds and notes	1,502	35	4	1,533
SBA loan pools	1,296	11	3	1,304
Trust preferred securities	1,906	122	-	2,028
Corporate stocks	285	235	-	520
Total	$277,323	$3,400	$216	$280,507

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,605	$304	$-	$5,909
Time deposits with other financial institutions	440	2	-	442
Total	$6,045	$306	$-	$6,351

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,175	$360	$-	$5,535
Time deposits with other financial institutions	656	6	-	662
Total	$5,831	$366	$-	$6,197

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2015
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$40,628	$41,060	$3,397	$3,430
After one, but within five years	110,547	111,777	2,431	2,674
After five, but within ten years	20,189	20,284	217	247
After ten years	-	-	-	-
	171,364	173,121	6,045	6,351
Mortgage-backed securities, residential	115,727	115,676	-	-
Collateralized mortgage obligations	139	141	-	-
SBA loan pools	1,138	1,146	-	-
Total	$288,368	$290,084	$6,045	$6,351

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended June 30, 2015 and 2014 are listed below (in thousands):

	2015	2014
Proceeds	$54,268	$49,765
Gross gains	$252	$522
Tax expense	$97	$201

The proceeds from sales and calls of securities resulting in gains or losses for the six months ended June 30, 2015 and 2014 are listed below (in thousands):

	2015	2014
Proceeds	$54,319	$49,765
Gross gains	$302	$522
Tax expense	$116	$201

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$4,997	$2	$-	$-	$4,997	$2
Mortgage-backed securities, residential	80,393	723	-	-	80,393	723
Obligations of states and political subdivisions	12,857	80	737	3	13,594	83
Corporate bonds and notes	245	2	-	-	245	2
SBA loan pools	-	-	506	2	506	2
Total temporarily impaired securities	$98,492	$807	$1,243	$5	$99,735	$812

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$57,512	$108	$4,945	$54	$62,457	$162
Mortgage-backed securities, residential	11,051	19	-	-	11,051	19
Obligations of states and political subdivisions	4,625	22	1,056	6	5,681	28
Corporate bonds and notes	-	-	243	4	243	4
Corporate stocks	276	1	316	2	592	3
Total temporarily impaired securities	$73,464	$150	$6,560	$66	$80,024	$216

Other-Than-Temporary Impairment

As of June 30, 2015, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage backed securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $500 thousand in other operating income during the first quarter of 2014.  The Corporation does not own any other CDO’s in its investment securities portfolio.

There were no cumulative credit losses recognized in earnings for the three month periods ended June 30, 2015 and 2014.  The table below presents a roll forward of the cumulative credit losses recognized in earnings for the six month periods ended June 30, 2015 and 2014 (in thousands):

	2015	2014
Beginning balance, January 1,	$-	$1,939
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions:
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the Corporation intends to sell or that it will be more likely than not that the Corporation will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Reductions for previous credit losses realized in securities liquidated during the period	-	(1,939)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, June 30,	$-	$-

NOTE 4                                        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Commercial and agricultural:
Commercial and industrial	$179,880	$165,385
Agricultural	1,832	1,021
Commercial mortgages:
Construction	37,557	54,831
Commercial mortgages, other	446,034	397,762
Residential mortgages	198,469	196,809
Consumer loans:
Credit cards	1,521	1,654
Home equity lines and loans	100,701	99,354
Indirect consumer loans	164,890	184,763
Direct consumer loans	19,522	19,995
Total loans, net of deferred loan fees	$1,150,406	$1,121,574
Interest receivable on loans	2,693	2,780
Total recorded investment in loans	$1,153,099	$1,124,354

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	June 30, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,671	$6,530	$1,594	$4,097	$13,892
Charge-offs:	-	(28)	(10)	(245)	(283)
Recoveries:	23	17	-	120	160
Net recoveries (charge-offs)	23	(11)	(10)	(125)	(123)
Provision	131	106	(39)	61	259
Ending balance	$1,825	$6,625	$1,545	$4,033	$14,028

	Three Months Ended
	June 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,945	$6,484	$1,552	$3,174	$13,155
Charge-offs:	(300)	(315)	-	(308)	(923)
Recoveries:	100	45	28	124	297
Net recoveries (charge-offs)	(200)	(270)	28	(184)	(626)
Provision	4	698	(82)	483	1,103
Ending balance	$1,749	$6,912	$1,498	$3,473	$13,632

	Six Months Ended
	June 30, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,460	$6,326	$1,572	$4,328	$13,686
Charge-offs:	-	(28)	(32)	(613)	(673)
Recoveries:	38	84	-	244	366
Net recoveries (charge-offs)	38	56	(32)	(369)	(307)
Provision	327	243	5	74	649
Ending balance	$1,825	$6,625	$1,545	$4,033	$14,028

	Six Months Ended
	June 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$12,776
Charge-offs:	(355)	(358)	(7)	(776)	(1,496)
Recoveries:	193	83	28	307	611
Net recoveries (charge-offs)	(162)	(275)	21	(469)	(885)
Provision	(68)	944	(40)	905	1,741
Ending balance	$1,749	$6,912	$1,498	$3,473	$13,632

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$244	$1,289	$-	$-	$1,533
Collectively evaluated for impairment	1,581	5,278	1,514	4,033	12,406
Loans acquired with deteriorated credit quality	-	58	31	-	89
Total ending allowance balance	$1,825	$6,625	$1,545	$4,033	$14,028

	December 31, 2014
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$1,145	$-	$1	$1,235
Collectively evaluated for impairment	1,335	5,145	1,550	4,327	12,357
Loans acquired with deteriorated credit quality	36	36	22	-	94
Total ending allowance balance	$1,460	$6,326	$1,572	$4,328	$13,686

	June 30, 2015
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,508	$13,071	$243	$481	$15,303
Loans collectively evaluated for impairment	180,627	469,759	198,457	286,809	1,135,652
Loans acquired with deteriorated credit quality	-	1,883	261	-	2,144
Total ending loans balance	$182,135	$484,713	$198,961	$287,290	$1,153,099

	December 31, 2014
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,452	$13,712	$254	$486	$15,904
Loans collectively evaluated for impairment	164,748	438,246	196,783	306,042	1,105,819
Loans acquired with deteriorated credit quality	620	1,761	250	-	2,631
Total ending loans balance	$166,820	$453,719	$197,287	$306,528	$1,124,354

The following tables present loans individually evaluated for impairment recognized by class of loans as of June 30, 2015 and December 31, 2014, the average recorded investment and interest income recognized by class of loans as of the three and six month periods ended June 30, 2015 and 2014 (in thousands):

	June 30, 2015			December 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,260	$1,263	$-	$1,359	$1,364	$-
Commercial mortgages:
Construction	445	446	-	1,927	1,910	-
Commercial mortgages, other	7,766	7,679	-	7,803	7,708	-
Residential mortgages	243	243	-	253	253	-
Consumer loans:
Home equity lines and loans	478	481	-	429	432	-
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	244	245	244	89	89	89
Commercial mortgages:
Commercial mortgages, other	4,995	4,946	1,289	4,210	4,094	1,145
Consumer loans:
Home equity lines and loans	-	-	-	54	54	1
Total	$15,431	$15,303	$1,533	$16,124	$15,904	$1,235

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,467	$17	$1,386	$16	$1,433	$32	$1,566	$30
Commercial mortgages:
Construction	1,172	4	2,101	25	1,418	29	2,231	51
Commercial mortgages, other	7,636	63	6,489	66	7,660	126	6,806	129
Residential mortgages	246	1	112	-	249	2	114	-
Consumer loans:
Home equity lines & loans	482	6	71	1	465	12	72	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	274	-	512	-	212	3	784	-
Commercial mortgages:
Commercial mortgages, other	4,611	24	1,010	-	4,438	47	912	-
Consumer loans:
Home equity lines and loans	-	-	57	1	18	-	58	2
Total	$15,888	$115	$11,738	$109	$15,893	$136	$12,543	$213

(1)	Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$179,913	$120	$11	$-	$254	$180,298
Agricultural	1,837	-	-	-	-	1,837
Commercial mortgages:
Construction	37,498	-	-	-	146	37,644
Commercial mortgages, other	434,106	3,313	-	1,883	7,767	447,069
Residential mortgages	193,301	1,857	-	261	3,542	198,961
Consumer loans:
Credit cards	1,472	33	16	-	-	1,521
Home equity lines and loans	99,974	124	-	-	840	100,938
Indirect consumer loans	163,789	1,164	-	-	292	165,245
Direct consumer loans	19,500	65	-	-	21	19,586
Total	$1,131,390	$6,676	$27	$2,144	$12,862	$1,153,099
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2015.

December 31, 2014	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$164,109	$756	$-	$620	$312	$165,797
Agricultural	1,023	-	-	-	-	1,023
Commercial mortgages:
Construction	53,371	-	1,446	-	150	54,967
Commercial mortgages, other	391,096	3,064	-	1,761	2,831	398,752
Residential mortgages	191,089	2,333	-	250	3,615	197,287
Consumer loans:
Credit cards	1,641	5	8	-	-	1,654
Home equity lines and loans	98,340	736	-	-	515	99,591
Indirect consumer loans	183,103	1,789	-	-	325	185,217
Direct consumer loans	19,988	48	-	-	30	20,066
Total	$1,103,760	$8,731	$1,454	$2,631	$7,778	$1,124,354
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

As of June 30, 2015 and December 31, 2014, the Corporation has a recorded investment in TDRs of $9.6 million and $9.7 million, respectively.  There were specific reserves of $0.4 million and $0.3 million allocated for TDRs at June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015, TDRs totaling $7.0 million were accruing interest under the modified terms and $2.6 million were on non-accrual status.  As of December 31, 2014, TDRs totaling $8.7 million were accruing interest under the modified terms and $1.0 million were on non-accrual status.  The Corporation had committed additional amounts up to $0.4 million as of June 30, 2015 and less than $0.1 million as of December 31, 2014, to customers with outstanding loans that are classified as TDRs.

During the three and six months ended June 30, 2015 and 2014, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than three months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as TDRs that occurred during the three months ended June 30, 2015 (in thousands):

June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	1	110	110
Total	1	$110	$110

There were no loans modified as TDRs during the three months ended June 30, 2014.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2015 and 2014 (in thousands):

June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$477	$477
Commercial mortgages:
Commercial mortgages	1	110	110
Total	2	$587	$587

June 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$503	$503
Commercial mortgages:
Commercial mortgages	2	367	323
Total	3	$870	$826

The TDRs described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge-offs during the six months ended June 30, 2015.  The TDRs described above did not increase the allowance for loan losses and resulted in less than $0.1 million in charge-offs during the six months ended June 30, 2014.

There were no payment defaults on any loans previously modified as TDRs during the three and six months ended June 30, 2015 or 2014, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of June 30, 2015 and December 31, 2014, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	June 30, 2015
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$-	$174,500	$-	$3,696	$1,938	$164	$180,298
Agricultural	-	1,837	-	-	-	-	1,837
Commercial mortgages:
Construction	-	37,198	-	300	146	-	37,644
Commercial mortgages	-	415,280	1,883	12,486	13,296	4,124	447,069
Residential mortgages	194,926	-	261	-	3,774	-	198,961
Consumer loans:
Credit cards	1,521	-	-	-	-	-	1,521
Home equity lines and loans	100,093	-	-	-	845	-	100,938
Indirect consumer loans	164,946	-	-	-	299	-	165,245
Direct consumer loans	19,565	-	-	-	21	-	19,586
Total	$481,051	$628,815	$2,144	$16,482	$20,319	$4,288	$1,153,099

	December 31, 2014
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$-	$158,140	$620	$3,695	$3,306	$36	$165,797
Agricultural	-	1,023	-	-	-	-	1,023
Commercial mortgages:
Construction	-	51,525	-	3,292	150	-	54,967
Commercial mortgages	-	365,448	1,761	20,871	10,266	406	398,752
Residential mortgages	193,422	-	250	-	3,615	-	197,287
Consumer loans:
Credit cards	1,654	-	-	-	-	-	1,654
Home equity lines and loans	99,076	-	-	-	515	-	99,591
Indirect consumer loans	184,940	-	-	-	277	-	185,217
Direct consumer loans	20,045	-	-	-	21	-	20,066
Total	$499,137	$576,136	$2,631	$27,858	$18,150	$442	$1,124,354

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$195,419	$1,521	$100,098	$164,953	$19,565
Non-Performing	3,542	-	840	292	21
	$198,961	$1,521	$100,938	$165,245	$19,586

	December 31, 2014
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,672	$1,654	$99,076	$184,892	$20,036
Non-Performing	3,615	-	515	325	30
	$197,287	$1,654	$99,591	$185,217	$20,066

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from April 1, 2015 to June 30, 2015 and January 1, 2015 to June 30, 2015 (in thousands):

Three months ended June 30, 2015	Balance at March 31, 2015	Income Accretion	All Other Adjustments	Balance at June 30, 2015
Contractually required principal and interest	$2,945	$-	$91	$3,036
Contractual cash flows not expected to be collected (nonaccretable discount)	(595)	-	27	(568)
Cash flows expected to be collected	2,350	-	118	2,468
Interest component of expected cash flows (accretable yield)	(333)	36	(27)	(324)
Fair value of loans acquired with deteriorating credit quality	$2,017	$36	$91	$2,144

Six months ended June 30, 2015	Balance at December 31, 2014	Income Accretion	All Other Adjustments	Balance at June 30, 2015
Contractually required principal and interest	$3,621	$-	$(585)	$3,036
Contractual cash flows not expected to be collected (nonaccretable discount)	(570)	-	2	(568)
Cash flows expected to be collected	3,051	-	(583)	2,468
Interest component of expected cash flows (accretable yield)	(420)	99	(3)	(324)
Fair value of loans acquired with deteriorating credit quality	$2,631	$99	$(586)	$2,144

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$131,894	$14,578	$117,316	$-
Mortgage-backed securities, residential	115,676	-	115,676	-
Collateralized mortgage obligations	141	-	141	-
Obligations of states and political subdivisions	39,967	-	39,967	-
Corporate bonds and notes	1,260	-	1,260	-
SBA loan pools	1,146	-	1,146	-
Corporate stocks	487	60	427	-
Total available for sale securities	$290,571	$14,638	$275,933	$-

Trading assets	$635	$635	$-	$-

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$181,673	$31,115	$150,558	$-
Mortgage-backed securities, residential	61,660	-	61,660	-
Collateralized mortgage obligations	338	-	338	-
Obligations of states and political subdivisions	31,451	-	31,451	-
Corporate bonds and notes	1,533	-	1,533	-
SBA loan pools	1,304	-	1,304	-
Trust Preferred securities	2,028	-	2,028	-
Corporate stocks	520	104	416	-
Total available for sale securities	$280,507	$31,219	$249,288	$-

Trading assets	$549	$549	$-	$-

There were no transfers between Level 1 and Level 2 during the six month period ended June 30, 2015 or the year ended December 31, 2014.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$3,657	$-	$-	$3,657
Total impaired loans	$3,657	$-	$-	$3,657

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$2,376	$-	$-	$2,376
Total other real estate owned, net	$2,376	$-	$-	$2,376

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$3,593	$-	$-	$3,593
Consumer loans:
Home equity lines and loans	52	-	-	52
Total impaired loans	$3,645	$-	$-	$3,645

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$3,063	$-	$-	$3,063
Consumer loans:
Home equity lines and loans	2	-	-	2
Total other real estate owned, net	$3,065	$-	$-	$3,065

The following tables presents information related to Level 3 non-recurring fair value measurement at June 30, 2015 and December 31, 2014 (in thousands):

Description	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Unobservable Inputs Value or Range
Impaired loans	$3,657	Third party appraisals	Appraisal adjustments by management for qualitative factors such as market conditions and collateral characteristics	0% - 100% discount

Other real estate owned	$2,376	Third party appraisals	Appraisal adjustments by management for qualitative factors such as market conditions and estimated liquidation expenses	31% discount

Description	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Unobservable Inputs Value or Range
Impaired loans	$3,645	Third party appraisals	Appraisal adjustments by management for qualitative factors such as market conditions and collateral characteristics	0% - 100% discount

Other real estate owned	$3,065	Third party appraisals	Appraisal adjustments by management for qualitative factors such as market conditions and estimated liquidation expenses	7% - 27% discount

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5.2 million with a valuation allowance of $1.5 million as of June 30, 2015, resulting in $53 thousand decrease and $254 thousand increase in the provision for loan losses for the three and six month periods ended June 30, 2015.  Impaired loans had a principal balance of $4.9 million, with a valuation allowance of $1.2 million as of December 31, 2014, resulting in an increase of $232 thousand in the provision for loan losses for the year ended December 31, 2014.

OREO, which is measured by the lower of cost or fair value less costs to sell had an outstanding balance of $2.5 million, before a valuation allowance of $120 thousand at June 30, 2015.  Expense associated with the valuation allowance of properties held as of June 30, 2015 was $120 thousand for the three and six month periods ended June 30, 2015.  OREO had an outstanding balance of $3.1 million, before a valuation allowance of $2 thousand at December 31, 2014.  For properties held as of December 31, 2014, there was no expense associated with the valuation allowance recognized during the year.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at June 30, 2015 and December 31, 2014.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2015 and December 31, 2014, are as follows (in thousands):

	Fair Value Measurements at June 30, 2015 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,014	$28,014	$-	$-	$28,014
Interest-bearing deposits in other financial institutions	1,650	1,650	-	-	1,650
Trading assets	635	635	-	-	635
Securities available for sale	290,571	14,638	275,933	-	290,571
Securities held to maturity	6,045	-	6,351	-	6,351
FHLBNY and FRBNY stock	4,873	-	-	-	N/A
Loans, net	1,136,378	-	-	1,160,285	1,160,285
Loans held for sale	668	-	668	-	668
Accrued interest receivable	3,764	38	1,067	2,659	3,764
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,151,252	$1,151,252	$-	$-	$1,151,252
Time deposits	180,725	-	181,167	-	181,167
Securities sold under agreements to repurchase	31,882	-	32,814	-	32,814
FHLBNY overnight advances	15,600	-	15,601		15,601
FHLBNY term advances	19,256	-	19,940	-	19,940
Accrued interest payable	218	14	204	-	218
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

NOTE 6                                        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended June 30, 2015 and 2014 were as follows (in thousands):

	2015	2014
Beginning of year	$21,824	$21,824
Acquired goodwill	-	-
End balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2015 and December 31, 2014 (in thousands):

	At June 30, 2015		At December 31, 2014
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$3,686	$5,975	$3,279
Other customer relationship intangibles	5,633	3,444	5,633	3,262
Total	$11,608	$7,130	$11,608	$6,541

Aggregate amortization expense was $0.3 million for the three month periods ended June 30, 2015 and 2014.  Aggregate amortization expense was $0.6 million and $0.7 million for the six month periods ended June 30, 2015 and 2014, respectively.

The remaining estimated aggregate amortization expense at June 30, 2015 is listed below (in thousands):

Year	Estimated Expense
2015	$548
2016	986
2017	859
2018	734
2019	609
2020 and thereafter	742
Total	$4,478

NOTE 7                                        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$12,420	$-	$15,614	$-	$28,034
Mortgage-backed securities, residential	8,709	-	6,607	-	15,316
Total	$21,129	$-	$22,221	$-	43,350
Excess collateral held					(11,468)
Gross amount of recognized liabilities for repurchase agreements					$31,882

	December 31, 2014
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$21,056	$-	$6,990	$8,595	$36,641
Mortgage-backed securities, residential	669	-	3,507	4,174	8,350
Collateralized mortgage obligations	-	-	48	-	48
Total	21,725	$-	$10,545	$12,769	45,039
Excess collateral held					(15,387)
Gross amount of recognized liabilities for repurchase agreements					$29,652

The Corporation enters into sales of securities under agreements to repurchase and the amounts received under these agreements represent borrowings and are reflected as a liability in the consolidated balance sheets.  The securities underlying these agreements are included in investment securities in the consolidated balance sheets.

The Corporation has no control over the market value of the securities which fluctuate due to market conditions, however, the Corporation is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Corporation manages this risk by utilizing highly marketable and easily priced securities, monitoring these securities for significant changes in market valuation routinely, and maintaining an unpledged securities portfolio believed to be sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at March 31, 2015	$2,734	$(10,521)	$(7,787)
Other comprehensive income before reclassification	(1,394)	-	(1,394)
Amounts reclassified from accumulated other comprehensive income	(156)	223	67
Net current period other comprehensive gain	(1,550)	223	(1,327)
Balance at June 30, 2015	$1,184	$(10,298)	$(9,114)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2015	$1,960	$(10,745)	$(8,785)
Other comprehensive income before reclassification	(589)	-	(589)
Amounts reclassified from accumulated other comprehensive income	(187)	447	260
Net current period other comprehensive gain	(776)	447	(329)
Balance at June 30, 2015	$1,184	$(10,298)	$(9,114)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at March 31, 2014	$6,587	$(5,800)	$787
Other comprehensive income before reclassification	696	-	696
Amounts reclassified from accumulated other comprehensive income	(321)	88	(233)
Net current period other comprehensive gain	375	88	463
Balance at June 30, 2014	$6,962	$(5,712)	$1,250

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2014	$6,043	$(5,888)	$155
Other comprehensive income before reclassification	1,240	-	1,240
Amounts reclassified from accumulated other comprehensive income	(321)	176	(145)
Net current period other comprehensive gain	919	176	1,095
Balance at June 30, 2014	$6,962	$(5,712)	$1,250

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(252)	$(522)	Net gains on securities transactions
Tax effect	96	201	Income tax expense
Net of tax	(156)	(321)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(21)	(22)	Pension and other employee benefits
Actuarial losses (a)	384	165	Pension and other employee benefits
Tax effect	(140)	(55)	Income tax expense
Net of tax	223	88
Total reclassification for the period, net of tax	$67	$(233)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 9 for additional information).

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(302)	$(522)	Net gains on securities transactions
Tax effect	115	201	Income tax expense
Net of tax	(187)	(321)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(43)	(44)	Pension and other employee benefits
Actuarial losses (a)	767	330	Pension and other employee benefits
Tax effect	(277)	(110)	Income tax expense
Net of tax	447	176
Total reclassification for the period, net of tax	$260	$(145)
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$30,088	$30,092	$23,756	$11,082
Unused lines of credit	$1,657	$187,940	$812	$185,235
Standby letters of credit	$-	$14,121	$-	$16,747

On March 26, 2015, the New York Surrogate’s Court for Chemung County entered an order approving two stipulations that discontinued litigation against the WMG of the Bank and approved settlements of the litigations.  Under the terms of the settlements, the Bank agreed to pay the two parties $12.1 million, in total.  Payments for the two settlements, offset by $7.9 million of insurance proceeds, occurred during the second quarter of 2015.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10                                        COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Qualified Pension Plan
Service cost, benefits earned during the period	$353	$271	$707	$542
Interest cost on projected benefit obligation	457	435	914	870
Expected return on plan assets	(824)	(793)	(1,647)	(1,586)
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	3	2	5	4
Amortization of unrecognized net loss	369	160	737	320
Net periodic pension cost	$358	$75	$716	$150

Supplemental Pension Plan
Service cost, benefits earned during the period	$11	$10	$22	$20
Interest cost on projected benefit obligation	12	13	24	26
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	-	-	-	-
Amortization of unrecognized net loss	13	5	26	10
Net periodic supplemental pension cost	$36	$28	$72	$56

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$12	$11	$24	$22
Interest cost on projected benefit obligation	16	18	32	36
Expected return on plan assets	-	-	-	-
Amortization of unrecognized prior service cost	(24)	(24)	(48)	(48)
Amortization of unrecognized net loss	2	-	4	-
Net periodic postretirement, medical and life cost	$6	$5	$12	$10

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

	Three Months Ended June 30, 2015
	Core Banking	WMG	Holding Company And Other	Consolidated Totals
Net interest income	$12,647	$-	$-	$12,647
Provision for loan losses	259	-	-	259
Net interest income after provision for loan losses	12,388	-	-	12,388
Other non-interest income	2,925	2,198	203	5,326
Other non-interest expenses	12,127	1,390	306	13,823
Income before income tax expense	3,186	808	(103)	3,891
Income tax expense (benefit)	1,048	321	(55)	1,314
Segment net income (loss)	$2,138	$487	$(48)	$2,577

	Three Months Ended June 30, 2014
	Core Banking	WMG	Holding Company And Other	Consolidated Totals
Net interest income	$12,073	$-	$2	$12,075
Provision for loan losses	1,103	-	-	1,103
Net interest income after provision for loan losses	10,970	-	2	10,972
Other non-interest income	3,190	1,989	227	5,406
Other non-interest expenses	11,969	1,371	239	13,579
Income before income tax expense	2,191	618	(10)	2,799
Income tax expense (benefit)	651	238	(20)	869
Segment net income	$1,540	$380	$10	$1,930

	Six Months Ended June 30, 2015
	Core Banking	WMG	Holding Company And Other	Consolidated Totals
Net interest income	$24,986	$-	$3	$24,989
Provision for loan losses	649	-	-	649
Net interest income after provision for loan losses	24,337	-	3	24,340
Other non-interest income	5,639	4,324	549	10,512
Other non-interest expenses	24,275	2,694	590	27,559
Income before income tax expense	5,701	1,630	(38)	7,293
Income tax expense (benefit)	1,863	623	(46)	2,440
Segment net income	$3,838	$1,007	$8	$4,853

Segment assets	$1,547,854	$4,552	$1,227	$1,553,633

	Six Months Ended June 30, 2014
	Core Banking	WMG	Holding Company And Other	Consolidated Totals
Net interest income	$24,101	$-	$7	$24,108
Provision for loan losses	1,741	-	-	1,741
Net interest income after provision for loan losses	22,360	-	7	22,367
Other non-interest income	6,079	3,872	419	10,370
Other non-interest expenses	23,782	2,689	452	26,923
Income before income tax expense	4,657	1,183	(26)	5,814
Income tax expense (benefit)	1,410	455	(45)	1,820
Segment net income	$3,247	$728	$19	$3,994

Segment assets	$1,509,539	$4,743	$1,599	$1,515,881

NOTE 12                          STOCK COMPENSATION

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

During January 2015 and 2014, 9,673 and 8,385 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $67 thousand and $68 thousand related to this compensation was recognized during the three month periods ended June 30, 2015 and 2014, respectively.  An expense of $136 thousand and $124 thousand related to this compensation was recognized during the six month periods ended June 30, 2015 and 2014, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended June 30, 2015 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2015	26,015	$27.94
Granted	-	$-
Vested	-	$-
Forfeited or cancelled	-	$-
Nonvested at June 30, 2015	26,015	$27.94

A summary of restricted stock activity for the six month period ended June 30, 2015 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2015	26,428	$27.92
Granted	-	$-
Vested	(413)	$26.61
Forfeited or cancelled	-	$-
Nonvested at June 30, 2015	26,015	$27.94

As of June 30, 2015, there was $614 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.54 years.  The total fair value of shares vested during the six month period ended June 30, 2015 was $11 thousand.

Item 2:                          Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the six months period ended June 30, 2015 and 2014.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2014 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2015, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporations’ management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and Part I, Item 1A, Risk Factors, on pages 14–19 of the Corporation’s 2014 Annual Report.  For a discussion of use of non-GAAP financial measures, see page 62.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except share and per share data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2015	2015	2014	2014	2014	2015	2014

RESULTS OF OPERATIONS
Interest income	$13,519	$13,234	$13,922	$13,341	$12,996	$26,753	$25,950
Interest expense	872	892	888	915	921	1,764	1,842
Net interest income	12,647	12,342	13,034	12,426	12,075	24,989	24,108
Provision for loan losses	259	390	1,650	589	1,103	649	1,741
Net interest income after provision for loan losses	12,388	11,952	11,384	11,837	10,972	24,340	22,367
Non-interest income	5,326	5,186	11,400	4,986	5,406	10,512	10,370
Non-interest expense	13,823	13,736	15,792	17,763	13,579	27,559	26,923
Income (loss) before income tax expense (benefit)	3,891	3,402	6,992	(940)	2,799	7,293	5,814
Income tax expense (benefit)	1,314	1,126	2,510	(621)	869	2,440	1,820
Net income (loss)	$2,577	$2,276	$4,482	$(319)	$1,930	$4,853	$3,994

Basic and diluted earnings (loss) per share	$0.55	$0.48	$0.96	$(0.07)	$0.41	$1.03	$0.85
Average basic and diluted shares outstanding	4,716,734	4,706,774	4,690,519	4,683,797	4,680,776	4,711,699	4,678,977

PERFORMANCE RATIOS
Return on average assets	0.66%	0.59%	1.17%	(0.08)%	0.51%	0.63%	0.54%
Return on average equity	7.52%	6.79%	12.54%	(0.90)%	5.44%	7.16%	5.68%
Return on average tangible equity (a)	9.32%	8.45%	15.49%	(1.11)%	6.75%	8.89%	7.08%
Efficiency ratio (b)	75.83%	76.26%	85.10%	75.07%	77.21%	76.04%	77.25%
Non-interest expense to average assets (c)	3.55%	3.57%	4.11%	3.55%	3.62%	3.56%	3.63%
Loans to deposits	86.37%	83.59%	87.62%	84.99%	82.87%	86.37%	82.87%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.26%	4.28%	4.49%	4.33%	4.40%	4.27%	4.45%
Yield on investments	1.91%	1.83%	1.98%	1.95%	1.91%	1.87%	2.00%
Yield on interest-earning assets	3.74%	3.74%	3.96%	3.82%	3.77%	3.74%	3.81%
Cost of interest-bearing deposits	0.21%	0.20%	0.21%	0.22%	0.22%	0.21%	0.23%
Cost of borrowings	2.64%	2.74%	2.65%	2.85%	2.93%	2.69%	2.92%
Cost of interest-bearing liabilities	0.34%	0.35%	0.36%	0.37%	0.37%	0.35%	0.37%
Interest rate spread	3.40%	3.39%	3.60%	3.45%	3.40%	3.39%	3.44%
Net interest margin, fully taxable equivalent	3.50%	3.49%	3.71%	3.55%	3.51%	3.50%	3.55%

CAPITAL
Total equity to total assets at end of period	8.79%	8.60%	8.77%	9.16%	9.35%	8.79%	9.35%
Tangible equity to tangible assets at end of period (a)	7.22%	7.04%	7.13%	7.51%	7.68%	7.22%	7.68%

Book value per share	$28.92	$28.92	$28.44	$29.78	$30.28	$28.92	$30.28
Tangible book value per share	23.35	23.28	22.71	23.98	24.40	23.35	24.40
Period-end market value per share	26.48	28.30	27.66	28.09	29.54	26.48	29.54
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.52	0.52

AVERAGE BALANCES
Loans (d)	$1,141,412	$1,132,473	$1,112,297	$1,097,133	$1,047,181	$1,136,967	$1,027,408
Earning assets	1,462,842	1,450,249	1,410,804	1,404,165	1,400,156	1,456,580	1,390,922
Total assets	1,563,346	1,558,919	1,522,834	1,509,315	1,504,153	1,561,056	1,496,412
Deposits	1,353,895	1,338,913	1,307,305	1,301,083	1,298,159	1,346,452	1,290,581
Total equity	137,386	135,974	141,845	142,944	142,318	136,684	141,693
Tangible equity (a)	110,945	109,219	114,786	115,553	114,603	110,087	113,804

ASSET QUALITY
Net charge-offs (recoveries)	$123	$184	$1,116	$1,070	$625	$307	$885
Non-performing loans (e)	12,862	10,419	7,778	7,209	7,712	12,862	7,712
Non-performing assets (f)	15,238	12,925	10,843	10,328	8,345	15,238	8,345
Allowance for loan losses	14,028	13,892	13,686	13,151	13,632	14,028	13,632

Annualized net charge-offs to average loans	0.04%	0.07%	0.40%	0.39%	0.24%	0.05%	0.17%
Non-performing loans to total loans	1.12%	0.91%	0.69%	0.65%	0.71%	1.12%	0.71%
Non-performing assets to total assets	0.98%	0.82%	0.71%	0.68%	0.55%	0.98%	0.55%
Allowance for loan losses to total loans	1.22%	1.21%	1.22%	1.18%	1.26%	1.22%	1.26%
Allowance for loan losses to non-performing loans	109.07%	133.33%	175.96%	182.42%	176.76%	109.07%	176.76%

(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less merger and acquisition expenses less amortization of intangible assets less legal settlement divided by the total of fully taxable equivalent net interest income plus non-interest income less net gains on securities transactions less gain from bargain purchase less gain on liquidation of trust preferred securities.
(c) For the non-interest expense to average assets ratio, non-interest expense does not include legal settlement expense. See footnote 9 for further discussion.
(d) Loans include loans held for sale. Loans do not reflect the allowance for loan losses.
(e) Non-performing loans include non-accrual loans only.
(f) Non-performing assets include non-performing loans plus other real estate owned.
N/M - Not meaningful.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,
	2015	2014	Change	Percentage Change
Net interest income	$12,647	$12,075	$572	4.7%
Non-interest income	5,326	5,406	(80)	(1.5)%
Non-interest expense	13,823	13,579	244	1.8%
Pre-provision income	4,150	3,902	248	6.4%
Provision for loan losses	259	1,103	(844)	(76.5)%
Income tax expense	1,314	869	445	51.2%
Net income	$2,577	$1,930	$647	33.5%

Basic and diluted earnings per share	$0.55	$0.41	$0.14	34.1%

Selected financial ratios
Return on average assets	0.66%	0.51%
Return on average equity	7.52%	5.44%
Net interest margin, fully taxable equivalent	3.50%	3.51%
Efficiency ratio	75.83%	77.21%
Non-interest expense to average assets	3.55%	3.62%

Net income for the second quarter of 2015 was $2.6 million, or $0.55 per share, compared with $1.9 million, or $0.41 per share, for the prior year quarter.  Return on equity for the quarter was 7.52%, compared with 5.44% for the prior year quarter.  The increase in net income from the prior year quarter was driven by higher net interest income and a reduction in the provision for loan losses, partially offset by a reduction in non-interest income and increases in non-interest expense and income tax expense.

Net interest income
Net interest income increased $0.6 million, or 4.7%, compared with the prior year quarter. The increase was due primarily to interest income from the commercial loan portfolio, offset by a decrease in interest and dividends from taxable securities.

Non-interest income
Non-interest income decreased $0.1 million, or 1.5%, compared to the prior year quarter.  The decrease was due primarily to decreases in net gains on security transactions and services charges on deposit accounts, offset by an increase in WMG fee income.

Non-interest expense
Non-interest expense increased $0.2 million, or 1.8%, compared to the prior year quarter.  The increase was due primarily to increases in other real estate owned expenses, net occupancy, pension and other employee benefits, data processing, and furniture and equipment.  These increases were offset by a decrease in other non-interest expense.

Provision for loan losses
The provision for loan losses decreased $0.8 million, or 76.5%, compared to the prior year quarter.  The decrease was the result of lower specific allocations for PCI loans and lower net charge-offs during the current quarter.  Net charge-offs were $0.1 million, compared with $0.6 million for the prior year quarter.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Six Months Ended June 30,
	2015	2014	Change	Percentage Change
Net interest income	$24,989	$24,108	$881	3.7%
Non-interest income	10,512	10,370	142	1.4%
Non-interest expense	27,559	26,923	636	2.4%
Pre-provision income	7,942	7,555	387	5.1%
Provision for loan losses	649	1,741	(1,092)	(62.7)%
Income tax expense	2,440	1,820	620	34.1%
Net income	$4,853	$3,994	$859	21.5%

Basic and diluted earnings per share	$1.03	$0.85	$0.18	21.2%

Selected financial ratios
Return on average assets	0.63%	0.54%
Return on average equity	7.16%	5.68%
Net interest margin, fully taxable equivalent	3.50%	3.55%
Efficiency ratio	76.04%	77.25%
Non-interest expense to average assets	3.56%	3.63%

Net income for the six months ended 2015 was $4.9 million, or $1.03 per share, compared with $4.0 million, or $0.85 per share, for the same period in the prior year.  Return on equity for the quarter was 7.16%, compared with 5.68% for the same period in the prior year.  The increase in net income from the same period in the prior year was driven by higher net interest income, non-interest income, and a reduction in the provision for loan losses, partially offset by increases in non-interest expense and income tax expense.

Net interest income
Net interest income increased $0.9 million, or 3.7%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio, offset by a decrease in interest and dividends from taxable securities.

Non-interest income
Non-interest income increased $0.1 million, or 1.4%, compared to the same period in the prior year.  The increase was due primarily to increases in WMG fee income and sales of other real estate owned, offset by decreases in service charges on deposit accounts and net gains on securities.

Non-interest expense
Non-interest expense increased $0.6 million, or 2.4%, compared to the same period in the prior year.  The increase was due primarily to increases in pension and other employee benefits, data processing, furniture and equipment, other real estate owned expenses, and net occupancy. These increases were offset by decreases in other non-interest expense, marketing and advertising, and merger and acquisition expenses.

Provision for loan losses
The provision for loan losses decreased $1.1 million, or 62.7%, compared to the same period in the prior year.  The decrease was the result of lower specific allocations for PCI loans and lower net charge-offs during the current year.  Net charge-offs were $0.3 million, compared with $0.9 million for the same period in the prior year.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2015 and 2014. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 62 of this Form 10-Q and pages 28-29 of the Corporation’s 2014 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2015	2014	Change	Percentage Change
Interest and dividend income	$13,519	$12,996	$523	4.0%
Interest expense	872	921	(49)	(5.3)%
Net interest income	$12,647	$12,075	$572	4.7%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2015 totaled $13.5 million, an increase of $0.5 million, or 4.0%, compared with $13.0 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.50% for the three months ended June 30, 2015 compared with 3.51% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $62.7 million in interest-earning assets.  The yield on average interest-earning assets and cost of interest-bearing liabilities both decreased three basis points, respectively.  The decrease in yield on average interest-earning assets was attributable to a 14 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2015	2014	Change	Percentage Change
Interest and dividend income	$26,753	$25,950	$803	3.1%
Interest expense	1,764	1,842	(78)	(4.2)%
Net interest income	$24,989	$24,108	$881	3.7%

Net interest income for the six months ended June 30, 2015 totaled $26.8 million, an increase of $0.8 million, or 3.1%, compared with $26.0 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.50% for the six months ended June 30, 2015 compared with 3.55% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $65.7 million in interest-earning assets.  The decline in net interest margin was due in part to a seven basis point decline in the yield on interest-earning assets, partially offset by a two basis point decline in the cost of average interest-bearing liabilities.  The decrease in yield on average interest-earning assets was attributable to an 18 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months periods ended June 30, 2015 and 2014.  It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the three and six months periods ended June 30, 2015 and 2014.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$654,226	$7,507	4.60%	$555,277	$6,768	4.89%
Mortgage loans	199,322	2,050	4.13%	195,548	2,055	4.22%
Consumer loans	287,864	2,570	3.58%	296,356	2,657	3.60%
Taxable securities	246,784	1,166	1.90%	270,849	1,284	1.90%
Tax-exempt securities	43,019	339	3.16%	42,392	377	3.57%
Interest-bearing deposits	31,627	20	0.25%	39,734	25	0.25%
Total interest-earning assets	1,462,842	13,652	3.74%	1,400,156	13,166	3.77%

Non-earning assets:
Cash and due from banks	27,066			25,454
Premises and equipment, net	31,387			29,569
Other assets	52,157			50,643
Allowance for loan losses	(14,135)			(13,109)
AFS valuation allowance	4,029			11,440
Total assets	$1,563,346			$1,504,153

Interest-bearing liabilities:
Interest-bearing demand deposits	$124,568	$25	0.08%	$123,249	$24	0.08%
Savings and insured money market deposits	664,867	293	0.18%	589,909	246	0.17%
Time deposits	184,303	174	0.38%	231,157	247	0.43%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	57,627	380	2.64%	55,179	404	2.93%
Total interest-bearing liabilities	1,031,365	872	0.34%	999,494	921	0.37%

Non-interest-bearing liabilities:
Demand deposits	380,157			353,844
Other liabilities	14,438			8,497
Total liabilities	1,425,960			1,361,835
Shareholders' equity	137,386			142,318
Total liabilities and shareholders’ equity	$1,563,346			$1,504,153
Fully taxable equivalent net interest income		12,780			12,245
Net interest rate spread (1)			3.40%			3.40%
Net interest margin, fully taxable equivalent (2)			3.50%			3.51%
Taxable equivalent adjustment		(133)			(170)
Net interest income		$12,647			$12,075
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$644,873	$14,805	4.63%	$541,671	$13,285	4.95%
Mortgage loans	198,426	4,064	4.13%	195,686	4,073	4.20%
Consumer loans	293,668	5,192	3.57%	290,051	5,321	3.70%
Taxable securities	245,906	2,256	1.85%	285,579	2,810	1.98%
Tax-exempt securities	39,376	662	3.39%	42,623	764	3.61%
Interest-bearing deposits	34,331	43	0.25%	35,312	43	0.25%
Total interest-earning assets	1,456,580	27,022	3.74%	1,390,922	26,296	3.81%

Non-earning assets:
Cash and due from banks	27,256			26,398
Premises and equipment, net	31,705			29,674
Other assets	55,432			51,175
Allowance for loan losses	(13,991)			(12,995)
AFS valuation allowance	4,074			11,238
Total assets	$1,561,056			$1,496,412

Interest-bearing liabilities:
Interest-bearing demand deposits	$126,140	$49	0.08%	$124,866	$49	0.08%
Savings and insured money market deposits	651,940	569	0.18%	579,763	475	0.17%
Time deposits	191,875	360	0.38%	234,994	516	0.44%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	58,873	786	2.69%	55,394	802	2.92%
Total interest-bearing liabilities	1,028,828	1,764	0.35%	995,017	1,842	0.37%

Non-interest-bearing liabilities:
Demand deposits	376,497			350,958
Other liabilities	19,047			8,744
Total liabilities	1,424,372			1,354,719
Shareholders' equity	136,684			141,693
Total liabilities and shareholders’ equity	$1,561,056			$1,496,412
Fully taxable equivalent net interest income		25,258			24,454
Net interest rate spread (1)			3.39%			3.44%
Net interest margin, fully taxable equivalent (2)			3.50%			3.55%
Taxable equivalent adjustment		(269)			(346)
Net interest income		$24,989			$24,108
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2015 and 2014.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2015 vs. 2014
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$739	$1,150	$(411)
Mortgage loans	(5)	39	(44)
Consumer loans	(87)	(73)	(14)
Taxable investment securities	(118)	(118)	-
Tax-exempt investment securities	(38)	6	(44)
Interest-earning deposits	(5)	(5)	-
Total interest and dividend income	$486	$999	$(513)
Interest expense on:
Interest-bearing demand deposits	$1	$1	$-
Savings and insured money market deposits	47	32	15
Time deposits	(73)	(47)	(26)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(24)	17	(41)
Total interest expense	(49)	3	(52)

Net interest income	$535	$996	$(461)

	Six Months Ended June 30, 2015 vs. 2014
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,520	$1,773	$(253)
Mortgage loans	(9)	27	(36)
Consumer loans	(129)	15	(144)
Taxable investment securities	(554)	(376)	(178)
Tax-exempt investment securities	(102)	(56)	(46)
Interest-earning deposits	-	-	-
Total interest and dividend income	$726	$1,383	$(657)
Interest expense on:
Interest-bearing demand deposits	$-	$-	$-
Savings and insured money market deposits	94	64	30
Time deposits	(156)	(89)	(67)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(16)	21	(37)
Total interest expense	(78)	(4)	(74)

Net interest income	$804	$1,387	$(583)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the second quarter of 2015 and 2014 were $0.3 million and $1.1 million, respectively.  Provision for loan losses for the six months ended 2015 and 2014 were $0.6 million and $1.7 million, respectively. Net charge-offs for the quarter were $0.1 million compared with $0.6 million for the same period in the prior year.  Net charge-offs for the six months ended 2015 and 2014 were $0.3 million and $0.9 million, respectively.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2015	2014	Change	Percentage Change
WMG fee income	$2,198	$1,989	$209	10.5%
Service charges on deposit accounts	1,224	1,350	(126)	(9.3)%
Net gains on securities transactions	252	522	(270)	51.7%
Net gains on sales of loans held for sale	98	83	15	18.1%
Net gains (losses) on sales of other real estate owned	42	(14)	56	N/M
CFS fee and commission income	204	229	(25)	(10.9)%
Check card interchange income	859	863	(4)	(0.5)%
Income from bank owned life insurance	19	19	-	-%
Other	430	365	65	17.8%
Total non-interest income	$5,326	$5,406	$(80)	(1.5)%

Total non-interest income for the second quarter of 2015 decreased $0.1 million compared with the same period in the prior year.  The decrease was due to decreases in net gains on securities and service charges on deposit accounts, offset by increases in WMG fee income, net gains on sales of other real estate owned, and other non-interest income.

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

Net gains on securities transactions
Net gains on securities transactions decreased compared to the same period in the prior year due to $48.3 million of U.S. government sponsored agencies and Treasury securities sold in the second quarter of 2015 to reallocate funds to higher yielding mortgage-backed securities which resulted in a gain on sale of $0.2 million, compared to $29.2 million sold during the same period in the prior year, which generated a gain on sale of $0.5 million.

Net gain on sales of other real estate owned
Net gains on sales of other real estate owned increased due to the sale of one parcel of undeveloped land during the quarter.

CFS fee and commission income
CFS fee and commission income decreased compared to the same period in the prior year due to a decrease in fee income.

Other
Other non-interest income increased due to additional rental income in 2015 from properties included within OREO.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2015	2014	Change	Percentage Change
WMG fee income	$4,324	$3,872	$452	11.7%
Service charges on deposit accounts	2,362	2,582	(220)	(8.5)%
Net gains on securities transactions	302	522	(220)	(42.1)%
Net gains on sales of loans held for sale	150	125	25	20.0%
Net gains (losses) on sales of other real estate owned	120	(44)	164	N/M
CFS fee and commission income	552	423	129	30.5%
Check card interchange income	1,668	1,677	(9)	(0.5)%
Income from bank owned life insurance	37	39	(2)	(5.1)%
Other	997	1,174	(177)	15.1%
Total non-interest income	$10,512	$10,370	$142	1.4%

Total non-interest income for the six months ended 2015 increased $0.1 million compared with the same period in the prior year.  The increase was mostly due to increases in WMG fee income, net gains on sales of other real estate owned, CFS fee and commission income, offset by decreases in service charges on deposit accounts, net gains on securities transactions, and other non-interest income.

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

Net gains on securities transactions
Net gains on securities transactions decreased compared to the same period in the prior year due to $48.3 million of U.S. government sponsored agencies and Treasury securities sold in the second quarter of 2015 to reallocate funds to higher yielding mortgage-backed securities which resulted in a gain on sale of $0.2 million, compared to $29.2 million sold during the same period in the prior year, which generated a gain on sale of $0.5 million.

Net gain on sales of other real estate owned
Net gains on sales of other real estate owned increased due to the sale of one commercial property and one parcel of undeveloped land.

CFS fee and commission income
CFS fee and commission income increased compared to the same period in the prior year due to an increase in the volume of insurance annuity products sold during the first quarter.

Other
Other non-interest income decreased due to a gain on the liquidation of the Corporation’s investment in a pool of trust preferred securities recognized during the prior year, offset by additional rental income in 2015 from properties included within OREO.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2015	2014	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,188	$5,156	$32	0.6%
Pension and other employee benefits	1,557	1,479	78	5.3%
Total compensation expense	6,745	6,635	110	1.7%

Non-compensation expense:
Net occupancy	1,757	1,659	98	5.9%
Furniture and equipment	789	715	74	10.3%
Data processing	1,552	1,414	138	9.8%
Professional services	420	421	(1)	(0.2)%
Amortization of intangible assets	285	324	(39)	(12.0)%
Marketing and advertising	271	332	(61)	(18.4)%
Other real estate owned expense	224	45	179	397.8%
FDIC insurance	280	274	6	2.2%
Loan expense	175	146	29	19.9%
Merger and acquisition expenses	-	29	(29)	(100.0)%
Other	1,325	1,585	(260)	(16.4)%
Total non-compensation expense	7,078	6,944	134	1.9%
Total non-interest expense	$13,823	$13,579	$244	1.8%

Total non-interest expense for the second quarter of 2015 increased $0.2 million compared with the same period in the prior year.  The increase was primarily due to increases in both compensation and non-compensation expenses.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to pension and other employee benefits and salaries and wages.  The $0.1 million increase in pension and other employee benefits was due to the adoption of updated mortality tables at December 31, 2014, which reflected improved life expectancies of employees and a reduced discount rate for determining pension costs, offset by a reduction in healthcare claims and workers’ compensation costs.  The increase in salaries and wages was due to merit increases, which was offset by a reduction in full-time equivalent employees.

Non-compensation expense
Non-compensation expense increased compared to the same period in the prior year primarily due to increases in other real estate owned expense, data processing, net occupancy, and furniture and equipment, offset by a decline in other non-interest expense.  The increase in other real estate owned expense was due to a $0.1 million fair market adjustment on three properties with pending accepted offers.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2015	2014	Change	Percentage Change
Compensation expense:
Salaries and wages	$10,288	$10,309	$(21)	(0.2)%
Pension and other employee benefits	3,286	2,838	448	15.8%
Total compensation expense	13,574	13,147	427	3.2%

Non-compensation expense:
Net occupancy	3,607	3,452	155	4.5%
Furniture and equipment	1,522	1,345	177	13.2%
Data processing	3,113	2,895	218	7.5%
Professional services	689	643	46	7.2%
Amortization of intangible assets	589	669	(80)	(12.0)%
Marketing and advertising	506	625	(119)	(19.0)%
Other real estate owned expense	308	132	176	133.3%
FDIC insurance	566	543	23	4.2%
Loan expense	315	295	20	6.8%
Merger and acquisition expenses	-	115	(115)	(100.0)%
Other	2,770	3,062	(292)	(9.5)%
Total non-compensation expense	13,985	13,776	209	1.5%
Total non-interest expense	$27,559	$26,923	$636	2.4%

Total non-interest expense for the six months ended 2015 increased $0.6 million compared with the same period in the prior year.  The increase was due to increases in both compensation and non-compensation expenses.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to pension and other employee benefits, offset by salaries and wages.  The $0.4 million increase in pension and other employee benefits was due to the adoption of updated mortality tables at December 31, 2014, which reflected improved life expectancies of employees and a reduced discount rate for determining pension costs, offset by a reduction in healthcare claims and workers’ compensation costs.  The decrease in salaries and wages was due to a reduction in full-time equivalent employees, offset by merit increases.

Non-compensation expense
Non-compensation expense increased compared to the same period in the prior year primarily due to increases in data processing, other real estate owned expense, furniture and equipment, and net occupancy, offset by a decline in other non-interest expense, marketing and advertising, and merger and acquisition expenses.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2015	2014	Change	Percentage Change
Income before income tax expense	$3,891	$2,799	$1,092	39.0%
Income tax expense	$1,314	$869	$445	51.2%
Effective tax rate	33.8%	31.0%

The increase in the effective tax rate can be attributed to higher pre-tax income and changes in the mix of income and expense subject to U.S. federal, state, and local income taxes.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2015	2014	Change	Percentage Change
Income before income tax expense	$7,293	$5,814	$1,479	25.4%
Income tax expense	$2,440	$1,820	$620	34.1%
Effective tax rate	33.5%	31.3%

The increase in the effective tax rate can be attributed to higher pre-tax income and changes in the mix of income and expense subject to U.S. federal, state, and local income taxes.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	June 30, 2015	December 31, 2014	Change	Percentage Change
Assets
Total cash and cash equivalents	$29,664	$29,163	$501	1.7%
Total investment securities	301,489	291,873	9,616	3.3%

Loans, net of deferred loan fees	1,150,406	1,121,574	28,832	2.6%
Allowance for loan losses	(14,028)	(13,686)	(342)	2.5%
Loans, net	1,136,378	1,107,888	28,490	2.6%

Goodwill and other intangible assets, net	26,302	26,891	(589)	(2.2)%
Other assets	59,800	68,724	(8,924)	(13.0)%
Total assets	$1,553,633	$1,524,539	$29,094	1.9%

Liabilities and Shareholders’ Equity
Total deposits	$1,331,977	$1,280,014	$51,963	4.1%
FHLBNY advances and other debt	69,683	82,768	(13,085)	(15.8)%
Other liabilities	15,453	28,129	(12,676)	(45.1)%
Total liabilities	1,417,113	1,390,911	26,202	1.9%

Total shareholders’ equity	136,520	133,628	2,892	2.2%
Total liabilities and shareholders’ equity	$1,553,633	$1,524,539	$29,094	1.9%

Cash and cash equivalents
The increase in cash and cash equivalents can be attributed to the seasonal inflow of municipal deposits, offset by increases in investment securities and loans, along with the reduction of FHLBNY overnight advances.

Investment securities
The increase in investment securities can be mostly attributed to the investment of excess cash from our municipal client deposits into higher yielding mortgage-backed securities during the second quarter of this year.  During the year mortgage-backed securities and municipal securities increased $53.8 million and $8.5 million, respectively, offset by a $49.8 million decrease in U.S. Government sponsored enterprise securities.

Loans, net
The increase in loans can be attributed to increases of $46.3 million in commercial loans and $1.6 million in mortgages, offset by a $19.1 million decrease in consumer loans, attributed mostly to the indirect loan portfolio.  The increase in the allowance for loan losses can be attributed to growth in the commercial loan portfolio.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to amortization of intangible assets.

Other assets
The decrease in other assets can be mostly attributed to depreciation of premises and equipment, the sale of one commercial property and one parcel of undeveloped land from other real estate owned, and the receipt of $7.9 million of insurance proceeds from the WMG legal settlement during the second quarter.  See footnote 9 for further discussion.

Deposits
The increase in deposits can be attributed to increases of $54.5 million in money market accounts, $19.2 million in non-interest bearing demand deposits, and $8.2 million in interest bearing demand deposits. Partially offsetting the increases noted above was a $31.1 million decrease in time deposits. The changes in money market accounts and demand deposits can be attributed to the seasonal net inflow of deposits of our municipal clients.

FHLBNY advances and other debt
FHLBNY advances and other debt were reduced with the large increase in deposits received during the quarter from municipal clients, which decreased overnight borrowing needs.

Other liabilities
The decrease in other liabilities can be mostly attributed to the $12.1 million payment from the WMG legal settlement during the second quarter.  See footnote 9 for further discussion.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $4.9 million, a reduction of $0.7 million in treasury stock, offset by a $0.3 million increase in accumulated other comprehensive loss and $2.4 million in dividends declared during the year.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.917 billion at June 30, 2015 compared with $1.956 billion at December 31, 2014, a decrease of $38.8 million, or 2.0%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	June 30, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$14,477	$14,579	5.0%	$30,841	$31,115	11.1%
Obligations of U.S. Government sponsored enterprises	116,259	117,315	40.4%	149,694	150,558	53.7%
Mortgage-backed securities, residential and collateralized mortgage obligations	115,866	115,817	39.9%	61,122	61,998	22.1%
Obligations of states and political subdivisions	39,379	39,967	13.7%	30,677	31,451	11.2%
Other securities	2,672	2,893	1.0%	4,989	5,385	1.9%
Totals	$288,653	$290,571	100.0%	$277,323	$280,507	100.0%

The available for sale segment of the securities portfolio totaled $290.6 million at June 30, 2015, an increase of $10.1 million, or 3.6%, from $280.5 million at December 31, 2014.  The increase resulted primarily from purchases of mortgage-backed securities and obligations of states and political subdivisions, offset by sales, calls, and maturities of obligations of U.S. Government and U.S. Government sponsored enterprises.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $6.0 million at June 30, 2015, an increase of $0.2 million December 31, 2014 due primarily to purchases, offset by maturities and principal collected.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2014 to June 30, 2015 (in thousands):

LOANS
	June 30, 2015	December 31, 2014	Dollar Change	Percentage Change
Commercial and agricultural	$181,712	$166,406	$15,306	9.2%
Commercial mortgages	483,591	452,593	30,998	6.8%
Residential mortgages	198,469	196,809	1,660	0.8%
Indirect consumer loans	164,890	184,763	(19,873)	(10.8)%
Consumer loans	121,744	121,003	741	0.6%
Total loans	$1,150,406	$1,121,574	$28,832	2.6%

Portfolio loans totaled $1.150 billion at June 30, 2015, an increase of $28.8 million, or 2.6%, from $1.122 billion at December 31, 2014.  The increase in loans can be attributed to increases of $46.3 million in commercial loans and $1.7 million in mortgages, offset by a $19.1 million decrease in consumer loans, attributed to the indirect loan portfolio.  The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.  The decline in indirect consumer loans was a result of the Corporation’s decision to end its reduced pricing loan program during the fourth quarter of 2014.

Residential mortgage loans totaled $198.5 million at June 30, 2015, an increase of $1.7 million, or 0.8%, from December 31, 2014.  In addition, during the six months ended June 30, 2015, $6.9 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac.  During the twelve months ended December 31, 2014, $13.6 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.1 million of residential mortgages sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	June 30, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Chemung Canal Trust Company*	$705,831	$724,099	$687,256	$645,808	$609,778
Capital Bank Division	444,575	397,475	308,610	247,709	187,137
Total loans	$1,150,406	$1,121,574	$995,866	$893,517	$796,915
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At June 30, 2015 and December 31, 2014, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 38.6% and 36.1% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2015 and December 31, 2014.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	June 30, 2015	December 31, 2014
Non-accrual loans	$10,292	$6,798
Non-accrual troubled debt restructurings	2,570	980
Total non-performing loans	12,862	7,778
Other real estate owned	2,376	3,065
Total non-performing assets	$15,238	$10,843

Ratio of non-performing loans to total loans	1.12%	0.69%
Ratio of non-performing assets to total assets	0.98%	0.71%
Ratio of allowance for loan losses to non-performing loans	109.07%	175.96%

Accruing loans past due 90 days or more (1)	$27	$1,454
Accruing troubled debt restructurings (1)	$7,038	$8,705
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $12.9 million at June 30, 2015, or 1.12% of total loans, compared with $7.8 million at December 31, 2014, or 0.69% of total loans. The increase in non-performing loans at June 30, 2015 was primarily in the commercial loan segment of the loan portfolio. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $15.2 million, or 0.98% of total assets, at June 30, 2015, compared with $10.8 million, or 0.71% of total assets, at December 31, 2014.

The recorded investment in accruing loans past due 90 days or more totaled less than $0.1 million at June 30, 2015, a decrease of $1.4 million from December 31, 2014.

Not included in non-performing loan totals are $2.1 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of June 30, 2015, the Corporation had $2.6 million of non-accrual TDRs compared with $1.0 million as of December 31, 2014.  As of June 30, 2015, the Corporation had $7.0 million of accruing TDRs compared with $8.7 million as of December 31, 2014.  The increase in non-accrual TDRs was primarily due to one commercial loan moving to non-accrual status.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at June 30, 2015 totaled $15.3 million, including TDRs of $9.6 million, compared to $15.9 million at December 31, 2014, including TDRs of $9.7 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to a decrease of $1.5 million in commercial construction loans, offset by a $0.8 million increase in commercial mortgages.  Included in the recorded investment of impaired loans at June 30, 2015, are loans totaling $5.2 million for which impairment allowances of $1.5 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2014, the impaired loan total included $4.9 million of loans for which specific impairment allowances of $1.2 million were allocated to the allowance for loan losses.  The increase in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to an increase in impaired commercial loans.

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

The allowance for loan losses was $14.0 million at June 30, 2015, up from $13.7 million at December 31, 2014.  The ratio of allowance for loan losses to total loans was 1.22% at June 30, 2015 and December 31, 2014, respectively.  Net charge-offs for the three and six months ended June 30, 2015 were $0.1 million and $0.3 million, respectively, compared with $0.6 million and $0.9 million for the same periods in the prior year, respectively.

The table below summarizes the Corporation’s loan loss experience for the six months ended June 30, 2015 and 2014 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Six Months Ended
	June 30, 2015	June 30, 2014
Balance at beginning of period	$13,686	$12,776
Charge-offs:
Commercial and agricultural	-	355
Commercial mortgages	28	358
Residential mortgages	32	7
Consumer loans	613	776
Total charge-offs	673	1,496
Recoveries:
Commercial and agricultural	38	193
Commercial mortgages	84	83
Residential mortgages	-	28
Consumer loans	244	307
Total recoveries	366	611
Net charge-offs	307	885
Provision for loan losses	649	1,741
Balance at end of period	$14,028	$13,632

Ratio of net charge-offs to average loans outstanding	0.05%	0.17%
Ratio of allowance for loan losses to total loans outstanding	1.22%	1.26%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2014 to June 30, 2015 (in thousands):

DEPOSITS
	June 30, 2015	December 31, 2014	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$385,467	$366,298	$19,169	5.2%
Interest-bearing demand deposits	118,988	110,819	8,169	7.4%
Insured money market accounts	447,360	392,871	54,489	13.9%
Savings deposits	199,437	198,183	1,254	0.6%
Time deposits	180,725	211,843	(31,118)	(14.7)%
Total	$1,331,977	$1,280,014	$51,963	4.1%

Deposits totaled $1.332 billion at June 30, 2015 compared with $1.280 billion at December 31, 2014, an increase of $52.0 million, or 4.1%. The increase was mostly attributable to increases of $54.5 million in money market accounts, $19.2 million in non-interest bearing demand deposits, and $8.2 million in interest bearing demand deposits. Partially offsetting the increases noted above was a $31.1 million decrease in time deposits. The changes in money market accounts, interest-bearing demand deposits, and time deposits can be attributed to the seasonal net inflow of deposits of our municipal clients.  At June 30, 2015, demand deposit and money market accounts comprised 71.5% of total deposits compared with 68.0% at December 31, 2014.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  Deposits obtained through brokers were $1.3 million and $2.3 million as of June 30, 2015 and December 31, 2015, respectively.  Deposits obtained through the CDARS and ICS programs were $126.5 million and $76.7 million as of June 30, 2015 and December 31, 2014, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in addition to seasonality of current municipal client balances.

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts.  A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank.  These customers will typically turn to their primary bank first when in need of other financial services.  Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through branch acquisitions or de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) link business and consumer loans to primary checking account at the Bank, (v) aggressively promote direct deposit of client’s payroll checks or benefit checks and (vi) constantly monitor the Corporation’s pricing strategies to ensure competitive products and services.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.

Borrowings

FHLBNY overnight advances were $15.6 million at June 30, 2015 compared with $30.8 million at December 31, 2014.  The decrease was primarily due to the large increase in deposits which reduced the need for borrowed funds.  Securities sold under agreements to repurchase increased $2.2 million from $29.7 million at December 31, 2014 to $31.9 million at June 30, 2015.  The increase in securities sold under agreements to repurchase was related to normal fluctuations in client accounts.

Shareholders’ Equity

Shareholders’ equity was $136.5 million at June 30, 2015 compared with $133.6 million at December 31, 2014.  The increase was primarily due to earnings of $4.9 million and a reduction of $0.7 million in treasury stock, offset by a $0.3 million increase in accumulated other comprehensive loss and $2.4 million in dividends declared during the year.  The total shareholders’ equity to total assets ratio was 8.79% at June 30, 2015 compared with 8.77% at December 31, 2014.  The tangible equity to tangible assets ratio was 7.22% at June 30, 2015 compared with 7.13% at December 31, 2014.  Book value per share increased to $28.92 at June 30, 2015 from $28.44 at December 31, 2014.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of June 30, 2015, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

Off-balance Sheet Arrangements

See Note 9 – Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $106.4 million and $86.0 million at June 30, 2015 and December 31, 2014, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at June 30, 2015 and December 31, 2014.

Consolidated Cash Flows Analysis

For a discussion of activities affecting the Corporation’s cash flows, see the Balance Sheet Analysis in this Form 10-Q.

CONSOLIDATED SUMMARY OF CASH FLOWS
	Six Months Ended
(in thousands)	June 30,
	2015	2014
Net cash provided by operating activities	$4,453	$7,542
Net cash used by investing activities	(40,684)	(29,968)
Net cash provided by financing activities	36,732	37,099
Net increase in cash and cash equivalents	$501	$14,673

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first six months of 2015 predominantly resulted from net income after noncash operating adjustments, but included a nonrecurring $4.3 million WMG legal settlement payment.  Cash provided by operating activities in the second quarter of 2014 predominantly resulted from net income after noncash operating adjustments.

Investing activities

Cash used in investing activities during the first six months of 2015 predominantly resulted from a net increase in loans and purchases of securities available for sale, offset by sales, calls, maturities, and principal collected on securities available for sale.  Cash outflows in 2014 resulted from a net increase of loans, offset by net proceeds received from sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the first six months of 2015 and 2014 predominantly resulted from an increase in deposits.  The increase in deposits reflected the seasonable inflow of funds from municipal investors into demand and money market accounts. Cash inflows in 2015 were offset by the redemption of FHLBNY overnight advances that were no longer needed with the inflow of municipal deposits.

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

In assessing a state member bank’s capital adequacy, the Federal Reserve takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile.  As of June 30, 2015, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

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

The regulatory  capital ratios as of June 30, 2015 were calculated under Basel III rules and the regulatory  capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$135,987	12.22%	$89,059	8.00%	N/A	N/A
Bank	$132,113	11.89%	$88,905	8.00%	$111,131	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$121,979	10.96%	$66,794	6.00%	N/A	N/A
Bank	$118,193	10.64%	$66,678	6.00%	$88,905	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$121,979	10.96%	$50,096	4.50%	N/A	N/A
Bank	$118,193	10.64%	$50,009	4.50%	$72,235	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$121,979	7.93%	$61,533	4.00%	N/A	N/A
Bank	$118,193	7.69%	$61,473	4.00%	$76,841	5.00%

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$129,211	11.84%	$87,271	8.00%	N/A	N/A
Bank	$123,685	11.35%	$87,178	8.00%	$108,972	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$115,483	10.59%	$43,636	4.00%	N/A	N/A
Bank	$110,014	10.10%	$43,589	4.00%	$65,383	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$115,483	7.78%	$44,556	3.00%	N/A	N/A
Bank	$110,014	7.41%	$44,512	3.00%	$74,187	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At June 30, 2015, the Bank could, without prior approval, declare dividends of approximately $9.7 million.

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except ratio data)	2015	2015	2014	2014	2014	2015	2014

NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
AND EFFICIENCY RATIO
Net interest income (GAAP)	$12,647	$12,342	$13,034	$12,426	$12,075	$24,989	$24,108
Fully taxable equivalent adjustment	133	136	148	156	170	269	346
Fully taxable equivalent net interest income (non-GAAP)	$12,780	$12,478	$13,182	$12,582	$12,245	$25,258	$24,454

Non-interest income (GAAP)	$5,326	$5,186	$11,400	$4,986	$5,406	$10,512	$10,370
Less: net gains on security transactions	(252)	(50)	(6,347)	-	(522)	(302)	(522)
Less: recoveries from other-than-temporary impairments	-	-	(50)	-	-	-	(465)
Adjusted non-interest income (non-GAAP)	$5,074	$5,136	$5,003	$4,986	$4,884	$10,210	$9,383

Non-interest expense (GAAP)	$13,823	$13,736	$15,792	$17,763	$13,579	$27,559	$26,923
Less: merger and acquisition expenses	-	-	-	-	(29)	-	(115)
Less: amortization of intangible assets	(285)	(304)	(317)	(324)	(324)	(589)	(669)
Less: legal settlements	-	-	-	(4,250)	-	-	-
Adjusted non-interest expense (non-GAAP)	$13,538	$13,432	$15,475	$13,189	$13,226	$26,970	$26,139

Average interest-earning assets (GAAP)	$1,462,842	$1,450,249	$1,410,804	$1,404,165	$1,400,156	$1,456,580	$1,390,922

Net interest margin - fully taxable equivalent (non-GAAP)	3.50%	3.49%	3.71%	3.55%	3.51%	3.50%	3.55%
Efficiency ratio (non-GAAP)	75.83%	76.26%	85.10%	75.07%	77.21%	76.04%	77.25%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2015	2015	2014	2014	2014	2015	2014

TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$136,520	$136,293	$133,628	$139,561	$141,781	$136,520	$141,781
Less: intangible assets	(26,302)	(26,587)	(26,891)	(27,208)	(27,532)	(26,302)	(27,532)
Tangible equity (non-GAAP)	$110,218	$109,706	$106,737	$112,353	$114,249	$110,218	$114,249

Total assets (GAAP)	$1,553,633	$1,584,772	$1,524,539	$1,523,557	$1,515,881	$1,553,633	$1,515,881
Less: intangible assets	(26,302)	(26,587)	(26,891)	(27,208)	(27,532)	(26,302)	(27,532)
Tangible assets (non-GAAP)	$1,527,331	$1,558,185	$1,497,648	$1,496,349	$1,488,349	$1,527,331	$1,488,349

Total equity to total assets at end of period (GAAP)	8.79%	8.60%	8.77%	9.16%	9.35%	8.79%	9.35%
Book value per share (GAAP)	$28.92	$28.92	$28.44	$29.78	$30.28	$28.92	$30.28

Tangible equity to tangible assets at end of period (non-GAAP)	7.22%	7.04%	7.13%	7.51%	7.68%	7.22%	7.68%
Tangible book value per share (non-GAAP)	$23.35	$23.28	$22.71	$23.98	$24.40	$23.35	$24.40

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except ratio data)	2015	2015	2014	2014	2014	2015	2014

TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$137,386	$135,974	$141,845	$142,944	$142,318	$136,684	$141,693
Less: average intangible assets	(26,441)	(26,755)	(27,059)	(27,391)	(27,715)	(26,597)	(27,889)
Average tangible equity (non-GAAP)	$110,945	$109,219	$114,786	$115,553	$114,603	$110,087	$113,804

Return on average equity (GAAP)	7.52%	6.79%	12.54%	(0.90)%	5.44%	7.16%	5.68%
Return on average tangible equity (non-GAAP)	9.32%	8.45%	15.49%	(1.11)%	6.75%	8.89%	7.08%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except share, per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2015	2015	2014	2014	2014	2015	2014

CORE NET INCOME
Reported net income (loss) (GAAP)	$2,577	$2,276	$4,482	$(319)	$1,930	$4,853	$3,994
Net gains on security transactions (net of tax)	(156)	(31)	(3,907)	-	(322)	(187)	(322)
Legal settlements (net of tax)	-	-	-	2,617	-	-	-
Merger and acquisition related expenses (net of tax)	-	-	-	-	18	-	71
Core net income (non-GAAP)	$2,421	$2,245	$575	$2,298	$1,626	$4,666	$3,743

Average basic and diluted shares outstanding	4,716,734	4,706,774	4,690,519	4,683,797	4,680,776	4,711,699	4,678,977

Reported basic and diluted earnings (loss) per share (GAAP)	$0.55	$0.48	$0.96	$(0.07)	$0.41	$1.03	$0.85
Reported return on average assets (GAAP)	0.66%	0.59%	1.17%	(0.08)%	0.51%	0.63%	0.54%
Reported return on average equity (GAAP)	7.52%	6.79%	12.54%	(0.90)%	5.44%	7.16%	5.68%

Core basic and diluted earnings per share (non-GAAP)	$0.51	$0.48	$0.12	$0.49	$0.35	$0.99	$0.80
Core return on average assets (non-GAAP)	0.62%	0.58%	0.15%	0.60%	0.43%	0.60%	0.50%
Core return on average equity (non-GAAP)	7.07%	6.70%	1.61%	6.38%	4.58%	6.88%	5.33%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At June 30, 2015, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.27% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 9.68%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.49% and 14.41%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At June 30, 2015, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 6.65% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.73%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 3.25% and 8.46%, respectively.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the six months ended June 30, 2015.

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

ITEM 4:                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our President and Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2015 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2015.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/15-4/30/15	-	$-	-	121,906
5/1/15-5/31/15	-	$-	-	121,906
6/1/15-6/30/15	-	$-	-	121,906
Quarter ended 3/31/15	-	$-	-	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the year ended December 31, 2014, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to June 17, 2015 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on June 18, 2015).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION

DATED: August 7, 2015	By: /s/ Ronald M. Bentley
Ronald M. Bentley Chief Executive Officer (Principal Executive Officer)

DATED: August 7, 2015	By: /s/ Karl F. Krebs
Karl F. Krebs Chief Financial Officer and Treasurer (Principal Financial Officer)

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to June 17, 2015 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on June 18, 2015).

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

32.2	Certification of Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.