Form 10-Q
period 2015-09-30
CHEMUNG FINANCIAL CORP
filed 2015-11-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2015

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on November 5, 2015 was 4,661,226.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ALCO	Asset-Liability Committee
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
ICS	Insured Cash Sweep Service
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel III	A comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
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

GAAP	Accounting principles generally accepted in the United States of America.
Holding company	Consists of the operations for Chemung Financial Corporation (parent only).
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

Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
Obligations of U.S. Government sponsored enterprise obligations
Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

OREO	Represents real property owned by the Corporation, which is not directly related to its business and is most frequently the result of a foreclosure on real property.
OTTI	Impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and whose value is not expected to recover through the holding period of the security.
PCI loans	Represents loans that were acquired in the Fort Orange Financial Corp. transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of FASB.

Political subdivision	A county, city, town, or other municipal corporation, a public authority, or a publicly-owned entity that is an instrumentality of a state or a municipal corporation.
Pre-provision profit/(loss)
Represents total net revenue less noninterest expense, before income tax expense (benefit).  The Corporation believes that this financial measure is useful in assessing the ability of a bank to generate income in excess of its provision for credit losses.

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
WMG
Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share data)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$30,800	$28,130
Interest-bearing deposits in other financial institutions	44,449	1,033
Total cash and cash equivalents	75,249	29,163

Trading assets, at fair value	636	549

Securities available for sale, at estimated fair value	335,571	280,507
Securities held to maturity, estimated fair value of $4,897 at September 30, 2015 and $6,197 at December 31, 2014	4,604	5,831
FHLBNY and FRBNY Stock, at cost	4,171	5,535

Loans, net of deferred loan fees	1,141,937	1,121,574
Allowance for loan losses	(14,022)	(13,686)
Loans, net	1,127,915	1,107,888

Loans held for sale	316	665
Premises and equipment, net	30,023	32,287
Goodwill	21,824	21,824
Other intangible assets, net	4,201	5,067
Bank owned life insurance	2,820	2,764
Accrued interest receivable and other assets	24,309	32,459

Total assets	$1,631,639	$1,524,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$392,734	$366,298
Interest-bearing	1,017,707	913,716
Total deposits	1,410,441	1,280,014

FHLBNY overnight advances	—	30,830
Securities sold under agreements to repurchase	30,358	29,652
FHLBNY term advances	19,230	19,310
Long term capital lease obligation	2,910	2,976
Dividends payable	1,211	1,204
Accrued interest payable and other liabilities	28,774	26,925
Total liabilities	1,492,924	1,390,911

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2015 and December 31, 2014	53	53
Additional-paid-in-capital	45,545	45,355
Retained earnings	118,057	114,383
Treasury stock, at cost; 652,599 shares at September 30, 2015 and 680,948 shares at December 31, 2014	(16,654)	(17,378)
Accumulated other comprehensive loss	(8,286)	(8,785)
Total shareholders' equity	138,715	133,628

Total liabilities and shareholders' equity	$1,631,639	$1,524,539

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$12,114	$11,973	$36,113	$34,590
Taxable securities	1,237	1,122	3,490	3,889
Tax exempt securities	227	230	685	752
Interest-bearing deposits	17	16	60	59
Total interest and dividend income	13,595	13,341	40,348	39,290
Interest expense
Deposits	500	511	1,478	1,550
Securities sold under agreements to repurchase	213	214	634	634
Borrowed funds	191	190	556	572
Total interest expense	904	915	2,668	2,756
Net interest income	12,691	12,426	37,680	36,534
Provision for loan losses	307	589	956	2,330
Net interest income after provision for loan losses	12,384	11,837	36,724	34,204

Non-interest income:
WMG fee income	2,122	1,943	6,446	5,816
Service charges on deposit accounts	1,275	1,381	3,637	3,962
Net gains (losses) on securities transactions	(11)	—	291	522
Net gains on sales of loans held for sale	89	84	239	209
Net gains (losses) on sales of other real estate owned	—	4	120	(40)
Income from bank owned life insurance	19	20	56	59
Other	1,418	1,554	4,635	4,828
Total non-interest income	4,912	4,986	15,424	15,356

Non-interest expense:
Salaries and wages	5,135	5,344	15,423	15,653
Pension and other employee benefits	1,562	1,294	4,848	4,132
Net occupancy expenses	1,701	1,721	5,308	5,174
Furniture and equipment expenses	742	707	2,264	2,052
Data processing expense	1,751	1,488	4,864	4,383
Professional services	200	268	889	911
Legal settlements	—	4,250	—	4,250
Amortization of intangible assets	277	324	866	993
Marketing and advertising expenses	208	255	714	879
Other real estate owned expenses	79	22	387	154
FDIC insurance	277	271	843	814
Loan expense	212	269	527	564
Merger and acquisition related expenses	—	—	—	115
Other	1,490	1,550	4,260	4,611
Total non-interest expenses	13,634	17,763	41,193	44,685
Income (loss) before income tax expense	3,662	(940)	10,955	4,875
Income tax expense (benefit)	1,211	(621)	3,651	1,199
Net income (loss)	$2,451	$(319)	$7,304	$3,676

Weighted average shares outstanding	4,722	4,684	4,715	4,681
Basic and diluted earnings (loss) per share	$0.52	$(0.07)	$1.55	$0.79

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$2,451	$(319)	$7,304	$3,676
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	968	(1,380)	4	635
Reclassification adjustment for (gains) losses realized in net income	11	—	(291)	(522)
Net unrealized gains (losses)	979	(1,380)	(287)	113
Tax effect	374	(531)	(116)	43
Net of tax amount	605	(849)	(171)	70

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	—	—	—	—
Reclassification adjustment for amortization of prior service costs	(22)	(22)	(65)	(66)
Reclassification adjustment for amortization of net actuarial loss	384	169	1,151	499
Total before tax effect	362	147	1,086	433
Tax effect	139	60	416	170
Net of tax amount	223	87	670	263

Total other comprehensive income (loss)	828	(762)	499	333

Comprehensive income (loss)	$3,279	$(1,081)	$7,803	$4,009

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2014	$53	$45,399	$111,031	$(18,060)	$155	$138,578
Net income	—	—	3,676	—	—	3,676
Other comprehensive income	—	—	—	—	333	333
Restricted stock awards	—	112	—	—	—	112
Restricted stock units for directors' deferred compensation plan	—	71	—	—	—	71
Cash dividends declared ($0.78 per share)	—	—	(3,602)	—	—	(3,602)
Distribution of 8,385 shares of treasury stock for directors' compensation	—	59	—	214	—	273
Distribution of 990 shares of treasury stock for employee restricted stock awards, net	—	(26)	—	26	—	—
Distribution of 3,595 shares of treasury stock for employee stock compensation	—	25	—	92	—	117
Distribution of 3,467 shares of treasury stock for deferred directors’ compensation	—	(85)	—	88	—	3
Balances at September 30, 2014	$53	$45,555	$111,105	$(17,640)	$488	$139,561

Balances at January 1, 2015	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	—	—	7,304	—	—	7,304
Other comprehensive income	—	—	—	—	499	499
Restricted stock awards	—	156	—	—	—	156
Restricted stock units for directors' deferred compensation plan	—	72	—	—	—	72
Cash dividends declared ($0.78 per share)	—	—	(3,630)	—	—	(3,630)
Distribution of 9,673 shares of treasury stock for directors' compensation	—	24	—	247	—	271
Distribution of 3,303 shares of treasury stock for employee stock compensation	—	8	—	85	—	93
Sale of 11,775 shares of treasury stock (a)	—	19	—	300	—	319
Distribution of 3,598 shares of treasury stock for deferred directors’ compensation	—	(89)	—	92	—	3
Balances at September 30, 2015	$53	$45,545	$118,057	$(16,654)	$(8,286)	$138,715
(a) All treasury stock sales were completed at arm's length with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan, which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net income	$7,304	$3,676
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	866	993
Provision for loan losses	956	2,330
Gains on disposal of fixed assets	(13)	(7)
Depreciation and amortization of fixed assets	3,047	2,765
Amortization of premiums on securities, net	1,442	1,808
Gains on sales of loans held for sale, net	(239)	(209)
Proceeds from sales of loans held for sale	11,225	9,447
Loans originated and held for sale	(10,637)	(9,710)
Net (gains) losses on trading assets	25	(32)
Proceeds from sales of trading assets	—	7
Net gains on securities transactions	(291)	(522)
Net (gains) losses on sales of other real estate owned	(120)	40
Purchase of trading assets	(112)	(92)
Expense related to restricted stock units for directors' deferred compensation plan	72	71
Expense related to employee stock compensation	93	117
Expense related to restricted stock awards	156	112
Proceeds from bank owned life insurance	—	111
Income from bank owned life insurance	(56)	(59)
(Increase) decrease in other assets	7,581	(475)
Decrease in accrued interest payable	(30)	(61)
Increase (decrease) in other liabilities	(11,212)	2,077
Net cash provided by operating activities	10,057	12,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	58,035	55,610
Proceeds from maturities and principal collected on securities available for sale	29,537	19,437
Proceeds from maturities and principal collected on securities held to maturity	3,022	3,022
Purchases of securities available for sale	(129,923)	(18,301)
Purchases of securities held to maturity	(1,795)	(1,957)
Purchase of FHLBNY and FRBNY stock	(6,158)	(1,103)
Redemption of FHLBNY and FRBNY stock	7,522	1,223
Proceeds from sale of equipment	13	7
Purchases of premises and equipment	(783)	(2,118)
Proceeds from sales of other real estate owned	699	284
Net increase in loans	(20,993)	(123,345)
Net cash used by investing activities	(60,824)	(67,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	169,065	77,980
Net decrease in time deposits	(38,638)	(33,237)
Net increase (decrease) in securities sold under agreements to repurchase	706	(1,720)
Repayments of FHLBNY overnight advances, net	(30,830)	—
Repayments of FHLBNY long term advances	(80)	(1,157)
Payments made on capital lease	(66)	—
Sale of treasury stock	319	—
Cash dividends paid	(3,623)	(3,595)
Net cash provided by financing activities	96,853	38,271
Net increase (decrease) in cash and cash equivalents	46,086	(16,583)
Cash and cash equivalents, beginning of period	29,163	51,609
Cash and cash equivalents, end of period	$75,249	$35,026
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2015	2014
Cash paid for:
Interest	$2,698	$2,817
Income taxes	$5,662	$1,846
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$10	$3,074
Dividends declared, not yet paid	$1,211	$1,201
Assets acquired through long term capital lease obligations	$—	$3,039
Securities traded, not yet settled	$14,151	$—

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Corporation feels will have a material impact on its consolidated financial statements.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,722 and 4,684 weighted average shares outstanding for the three month periods ended September 30, 2015 and 2014, respectively.  Earnings per share were computed by dividing net income by 4,715 and 4,681 weighted average shares outstanding for the nine month periods ended September 30, 2015 and 2014, respectively.  There were no dilutive common stock equivalents during the three and nine month periods ended September 30, 2015 or 2014.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$124,565	$1,463	$—	$126,028
Mortgage-backed securities, residential	162,007	917	344	162,580
Obligations of states and political subdivisions	43,907	683	17	44,573
Corporate bonds and notes	1,247	13	—	1,260
SBA loan pools	663	7	1	669
Corporate stocks	285	176	—	461
Total	$332,674	$3,259	$362	$335,571

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$180,535	$1,300	$162	$181,673
Mortgage-backed securities, residential	60,787	892	19	61,660
Collateralized mortgage obligations	335	3	—	338
Obligations of states and political subdivisions	30,677	802	28	31,451
Corporate bonds and notes	1,502	35	4	1,533
SBA loan pools	1,296	11	3	1,304
Trust preferred securities	1,906	122	—	2,028
Corporate stocks	285	235	—	520
Total	$277,323	$3,400	$216	$280,507

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,409	$293	$—	$4,702
Time deposits with other financial institutions	195	—	—	195
Total	$4,604	$293	$—	$4,897

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$5,175	$360	$—	$5,535
Time deposits with other financial institutions	656	6	—	662
Total	$5,831	$366	$—	$6,197

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$50,363	$50,779	$2,464	$2,505
After one, but within five years	95,370	96,694	1,924	2,143
After five, but within ten years	23,687	24,089	216	249
After ten years	299	299	—	—
	169,719	171,861	4,604	4,897
Mortgage-backed securities, residential	162,007	162,580	—	—
SBA loan pools	663	669	—	—
Total	$332,389	$335,110	$4,604	$4,897

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended September 30, 2015 and 2014 are listed below (in thousands):

	2015	2014
Proceeds	$2,936	$5,845
Gross gains	$24	$—
Gross losses	$(35)	$—
Tax benefit	$(5)	$—

The proceeds from sales and calls of securities resulting in gains or losses for the nine months ended September 30, 2015 and 2014 are listed below (in thousands):

	2015	2014
Proceeds	$58,035	$55,610
Gross gains	$326	$522
Gross losses	$(35)	$—
Tax expense	$111	$201

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$65,248	$344	$—	$—	$65,248	$344
Obligations of states and political subdivisions	4,545	15	921	2	5,466	17
SBA loan pools	—	—	257	1	257	1
Total temporarily impaired securities	$69,793	$359	$1,178	$3	$70,971	$362

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$57,512	$108	$4,945	$54	$62,457	$162
Mortgage-backed securities, residential	11,051	19	—	—	11,051	19
Obligations of states and political subdivisions	4,625	22	1,056	6	5,681	28
Corporate bonds and notes	—	—	243	4	243	4
SBA loan pools	276	1	316	2	592	3
Total temporarily impaired securities	$73,464	$150	$6,560	$66	$80,024	$216

Other-Than-Temporary Impairment

As of September 30, 2015, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage backed securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $500 thousand in other operating income during the first quarter of 2014.  The Corporation does not own any other CDO’s in its investment securities portfolio.

There were no cumulative credit losses recognized in earnings for the three month periods ended September 30, 2015 and 2014.  The table below presents a roll forward of the cumulative credit losses recognized in earnings for the nine month periods ended September 30, 2015 and 2014 (in thousands):

	2015	2014
Beginning balance, January 1,	$—	$1,939
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions:
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the Corporation intends to sell or that it will be more likely than not that the Corporation will be required to sell prior to recovery of amortized cost basis	—	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for previous credit losses realized in securities liquidated during the period	—	(1,939)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—
Ending balance, September 30,	$—	$—

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Commercial and agricultural:
Commercial and industrial	$175,098	$165,385
Agricultural	1,043	1,021
Commercial mortgages:
Construction	45,579	54,831
Commercial mortgages, other	442,785	397,762
Residential mortgages	197,506	196,809
Consumer loans:
Credit cards	1,423	1,654
Home equity lines and loans	102,085	99,354
Indirect consumer loans	157,059	184,763
Direct consumer loans	19,359	19,995
Total loans, net of deferred loan fees	$1,141,937	$1,121,574
Interest receivable on loans	2,694	2,780
Total recorded investment in loans	$1,144,631	$1,124,354

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,825	$6,625	$1,545	$4,033	$14,028
Charge-offs:	(113)	(1)	—	(304)	(418)
Recoveries:	26	17	—	62	105
Net recoveries (charge-offs)	(87)	16	—	(242)	(313)
Provision	(162)	326	7	136	307
Ending balance	$1,576	$6,967	$1,552	$3,927	$14,022

	Three Months Ended September 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,749	$6,912	$1,498	$3,473	$13,632
Charge-offs:	(60)	(878)	(90)	(415)	(1,443)
Recoveries:	138	35	—	200	373
Net recoveries (charge-offs)	78	(843)	(90)	(215)	(1,070)
Provision	(115)	256	24	424	589
Ending balance	$1,712	$6,325	$1,432	$3,682	$13,151

	Nine Months Ended September 30, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,460	$6,326	$1,572	$4,328	$13,686
Charge-offs:	(113)	(29)	(32)	(917)	(1,091)
Recoveries:	64	101	—	306	471
Net recoveries (charge-offs)	(49)	72	(32)	(611)	(620)
Provision	165	569	12	210	956
Ending balance	$1,576	$6,967	$1,552	$3,927	$14,022

	Nine Months Ended September 30, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$12,776
Charge-offs:	(415)	(1,236)	(97)	(1,191)	(2,939)
Recoveries:	331	118	28	507	984
Net recoveries (charge-offs)	(84)	(1,118)	(69)	(684)	(1,955)
Provision	(183)	1,200	(16)	1,329	2,330
Ending balance	$1,712	$6,325	$1,432	$3,682	$13,151

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$85	$1,525	$—	$—	$1,610
Collectively evaluated for impairment	1,491	5,383	1,521	3,927	12,322
Loans acquired with deteriorated credit quality	—	59	31	—	90
Total ending allowance balance	$1,576	$6,967	$1,552	$3,927	$14,022

	December 31, 2014
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$1,145	$—	$1	$1,235
Collectively evaluated for impairment	1,335	5,145	1,550	4,327	12,357
Loans acquired with deteriorated credit quality	36	36	22	—	94
Total ending allowance balance	$1,460	$6,326	$1,572	$4,328	$13,686

	September 30, 2015
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,088	$12,796	$239	$477	$14,600
Loans collectively evaluated for impairment	175,461	474,848	197,504	280,104	1,127,917
Loans acquired with deteriorated credit quality	—	1,849	265	—	2,114
Total ending loans balance	$176,549	$489,493	$198,008	$280,581	$1,144,631

	December 31, 2014
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,452	$13,712	$254	$486	$15,904
Loans collectively evaluated for impairment	164,748	438,246	196,783	306,042	1,105,819
Loans acquired with deteriorated credit quality	620	1,761	250	—	2,631
Total ending loans balance	$166,820	$453,719	$197,287	$306,528	$1,124,354

The following tables present loans individually evaluated for impairment recognized by class of loans as of September 30, 2015 and December 31, 2014, the average recorded investment and interest income recognized by class of loans as of the three and nine month periods ended September 30, 2015 and 2014 (in thousands):

	September 30, 2015			December 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,001	$1,003	$—	$1,359	$1,364	$—
Commercial mortgages:
Construction	357	358	—	1,927	1,910	—
Commercial mortgages, other	7,520	7,433	—	7,803	7,708	—
Residential mortgages	238	239	—	253	253	—
Consumer loans:
Home equity lines and loans	474	477	—	429	432	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	85	85	85	89	89	89
Commercial mortgages:
Commercial mortgages, other	5,055	5,005	1,525	4,210	4,094	1,145
Consumer loans:
Home equity lines and loans	—	—	—	54	54	1
Total	$14,730	$14,600	$1,610	$16,124	$15,904	$1,235

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,133	$15	$1,309	$11	$1,325	$47	$1,566	$26
Commercial mortgages:
Construction	402	4	1,924	26	1,153	33	2,231	76
Commercial mortgages, other	7,556	70	7,909	82	7,765	196	6,806	211
Residential mortgages	241	1	110	—	246	3	114	—
Consumer loans:
Home equity lines & loans	479	6	69	1	468	18	72	2
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	165	—	144	—	180	3	784	—
Commercial mortgages:
Commercial mortgages, other	4,975	1	1,233	—	4,418	48	912	—
Consumer loans:
Home equity lines and loans	—	—	56	1	13	—	58	3
Total	$14,951	$97	$12,754	$121	$15,568	$348	$12,543	$318

(1)Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in past due and non-accrual status by class of loans as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$175,397	$11	$1	$—	$94	$175,503
Agricultural	1,046	—	—	—	—	1,046
Commercial mortgages:
Construction	45,620	—	—	—	64	45,684
Commercial mortgages, other	434,476	272	—	1,849	7,212	443,809
Residential mortgages	192,719	1,124	—	265	3,900	198,008
Consumer loans:
Credit cards	1,383	27	13	—	—	1,423
Home equity lines and loans	101,188	335	—	—	811	102,334
Indirect consumer loans	155,327	1,804	—	—	269	157,400
Direct consumer loans	19,325	81	—	—	18	19,424
Total	$1,126,481	$3,654	$14	$2,114	$12,368	$1,144,631
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were past due as of September 30, 2015. The past due status of non-accrual loans as of September 30, 2015 were as follows: $3.0 million in current, $3.5 million in 30-89 days past due, and $5.9 million in 90 days or more past due.

December 31, 2014	Current	30-89 Days Past Due	90 Days or more Past Due and accruing	Loans acquired with deteriorated credit quality	Non-Accrual (1)	Total
Commercial and agricultural:
Commercial and industrial	$164,109	$756	$—	$620	$312	$165,797
Agricultural	1,023	—	—	—	—	1,023
Commercial mortgages:
Construction	53,371	—	1,446	—	150	54,967
Commercial mortgages, other	391,096	3,064	—	1,761	2,831	398,752
Residential mortgages	191,089	2,333	—	250	3,615	197,287
Consumer loans:
Credit cards	1,641	5	8	—	—	1,654
Home equity lines and loans	98,340	736	—	—	515	99,591
Indirect consumer loans	183,103	1,789	—	—	325	185,217
Direct consumer loans	19,988	48	—	—	30	20,066
Total	$1,103,760	$8,731	$1,454	$2,631	$7,778	$1,124,354
(1)  Includes all loans on non-accrual status regardless of the number of days such loans were past due as of December 31, 2014. The past due status of non-accrual loans as of December 31, 2014 were as follows: $2.9 million in current, $1.7 million in 30-89 days past due, and $3.2 million in 90 days or more past due.

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

As of September 30, 2015 and December 31, 2014, the Corporation has a recorded investment in TDRs of $9.4 million and $9.7 million, respectively.  There were specific reserves of $0.5 million and $0.3 million allocated for TDRs at September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015, TDRs totaling $7.1 million were accruing interest under the modified terms and $2.3 million were on non-accrual status.  As of December 31, 2014, TDRs totaling $8.7 million were accruing interest under the modified terms and $1.0 million were on non-accrual status.  The Corporation had committed additional amounts up to $0.6 million as of September 30, 2015 and less than $0.1 million as of December 31, 2014, to customers with outstanding loans that are classified as TDRs.

During the three and nine months ended September 30, 2015 and 2014, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: reduced scheduled payments for greater than three months or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as TDRs that occurred during the three months ended September 30, 2015 and 2014 (in thousands):

September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	1	$432	$432
Total	1	$432	$432

September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$405	$405
Commercial mortgages:
Commercial mortgages	1	1,869	1,869
Total	3	$2,274	$2,274

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended September 30, 2015 and 2014, respectively.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2015 and 2014 (in thousands):

September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$477	$477
Commercial mortgages:
Commercial mortgages	2	542	542
Total	3	$1,019	$1,019

September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	3	$908	$908
Commercial mortgages:
Commercial mortgages	3	2,236	2,192
Total	6	$3,144	$3,100

The TDRs described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge-offs during the nine months ended September 30, 2015.  The TDRs described above did not increase the allowance for loan losses and resulted in less than $0.1 million in charge-offs during the nine months ended September 30, 2014.

There were no payment defaults on any loans previously modified as TDRs during the three and nine months ended September 30, 2015 or 2014, within twelve months following the modification.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of September 30, 2015 and December 31, 2014, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	September 30, 2015
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$170,179	$—	$3,718	$1,521	$85	$175,503
Agricultural	—	1,046	—	—	—	—	1,046
Commercial mortgages:
Construction	—	45,326	—	293	65	—	45,684
Commercial mortgages	—	412,811	1,849	12,200	12,798	4,151	443,809
Residential mortgages	193,843	—	265	—	3,900	—	198,008
Consumer loans:
Credit cards	1,423	—	—	—	—	—	1,423
Home equity lines and loans	101,515	—	—	—	819	—	102,334
Indirect consumer loans	157,087	—	—	—	313	—	157,400
Direct consumer loans	19,406	—	—	—	18	—	19,424
Total	$473,274	$629,362	$2,114	$16,211	$19,434	$4,236	$1,144,631

	December 31, 2014
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$158,140	$620	$3,695	$3,306	$36	$165,797
Agricultural	—	1,023	—	—	—	—	1,023
Commercial mortgages:
Construction	—	51,525	—	3,292	150	—	54,967
Commercial mortgages	—	365,448	1,761	20,871	10,266	406	398,752
Residential mortgages	193,422	—	250	—	3,615	—	197,287
Consumer loans:
Credit cards	1,654	—	—	—	—	—	1,654
Home equity lines and loans	99,076	—	—	—	515	—	99,591
Indirect consumer loans	184,940	—	—	—	277	—	185,217
Direct consumer loans	20,045	—	—	—	21	—	20,066
Total	$499,137	$576,136	$2,631	$27,858	$18,150	$442	$1,124,354

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$194,108	$1,423	$101,523	$157,131	$19,406
Non-Performing	3,900	—	811	269	18
	$198,008	$1,423	$102,334	$157,400	$19,424

	December 31, 2014
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,672	$1,654	$99,076	$184,892	$20,036
Non-Performing	3,615	—	515	325	30
	$197,287	$1,654	$99,591	$185,217	$20,066

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from July 1, 2015 to September 30, 2015 and January 1, 2015 to September 30, 2015 (in thousands):

Three Months Ended September 30, 2015	Balance at June 30, 2015	Income Accretion	All Other Adjustments	Balance at September 30, 2015
Contractually required principal and interest	$3,036	$—	$(69)	$2,967
Contractual cash flows not expected to be collected (nonaccretable discount)	(568)	—	19	(549)
Cash flows expected to be collected	2,468	—	(50)	2,418
Interest component of expected cash flows (accretable yield)	(324)	39	(19)	(304)
Fair value of loans acquired with deteriorating credit quality	$2,144	$39	$(69)	$2,114

Nine Months Ended September 30, 2015	Balance at December 31, 2014	Income Accretion	All Other Adjustments	Balance at September 30, 2015
Contractually required principal and interest	$3,621	$—	$(654)	$2,967
Contractual cash flows not expected to be collected (nonaccretable discount)	(570)	—	21	(549)
Cash flows expected to be collected	3,051	—	(633)	2,418
Interest component of expected cash flows (accretable yield)	(420)	138	(22)	(304)
Fair value of loans acquired with deteriorating credit quality	$2,631	$138	$(655)	$2,114

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$126,028	$14,878	$111,150	$—
Mortgage-backed securities, residential	162,580	—	162,580	—
Obligations of states and political subdivisions	44,573	—	44,573	—
Corporate bonds and notes	1,260	—	1,260	—
SBA loan pools	669	—	669	—
Corporate stocks	461	54	407	—
Total available for sale securities	$335,571	$14,932	$320,639	$—

Trading assets	$636	$636	$—	$—

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$181,673	$31,115	$150,558	$—
Mortgage-backed securities, residential	61,660	—	61,660	—
Collateralized mortgage obligations	338	—	338	—
Obligations of states and political subdivisions	31,451	—	31,451	—
Corporate bonds and notes	1,533	—	1,533	—
SBA loan pools	1,304	—	1,304	—
Trust Preferred securities	2,028	—	2,028	—
Corporate stocks	520	104	416	—
Total available for sale securities	$280,507	$31,219	$249,288	$—

Trading assets	$549	$549	$—	$—

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2015 or the year ended December 31, 2014.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$3,481	$—	$—	$3,481
Total impaired loans	$3,481	$—	$—	$3,481
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$2,376	$—	$—	$2,376
Total other real estate owned, net	$2,376	$—	$—	$2,376

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$3,593	$—	$—	$3,593
Consumer loans:
Home equity lines and loans	52	—	—	52
Total impaired loans	$3,645	$—	$—	$3,645
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$3,063	$—	$—	$3,063
Consumer loans:
Home equity lines and loans	2	—	—	2
Total other real estate owned, net	$3,065	$—	$—	$3,065

The following tables presents information related to Level 3 non-recurring fair value measurement at September 30, 2015 and December 31, 2014 (in thousands):

Description	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Unobservable Inputs Value or Range
Impaired loans	$3,481	Appraisal of collateral (1)	Appraisal adjustments by management for qualitative factors such as market conditions and collateral characteristics	0% - 100% discount

Other real estate owned	$2,376	Appraisal of collateral (1)	Appraisal adjustments by management for qualitative factors such as market conditions and estimated liquidation expenses	31% discount
(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Description	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Unobservable Inputs Value or Range
Impaired loans	$3,645	Appraisal of collateral (1)	Appraisal adjustments by management for qualitative factors such as market conditions and collateral characteristics	0% - 100% discount

Other real estate owned	$3,065	Appraisal of collateral (1)	Appraisal adjustments by management for qualitative factors such as market conditions and estimated liquidation expenses	7% - 27% discount
(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Impaired loans carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5.1 million with a valuation allowance of $1.6 million as of September 30, 2015, resulting in $77 thousand increase and $331 thousand increase in the provision for loan losses for the three and nine month periods ended September 30, 2015, respectively.  Impaired loans had a principal balance of $4.9 million, with a valuation allowance of $1.2 million as of December 31, 2014, resulting in an increase of $232 thousand in the provision for loan losses for the year ended December 31, 2014.

OREO carried at fair value, which is measured by the lower of cost or fair value less costs to sell had an outstanding balance of $2.5 million, before a valuation allowance of $120 thousand at September 30, 2015.  For the properties held as of September 30, 2015, there was no expense associated with the valuation allowance for the three month period ended September 30, 2015. Expense associated with the valuation allowance of properties held as of September 30, 2015 was $120 thousand for the nine month period ended September 30, 2015.  OREO had an outstanding balance of $3.1 million, before a valuation allowance of $2 thousand at December 31, 2014.  For properties held as of December 31, 2014, there was no expense associated with the valuation allowance recognized during the year.

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

Loans Held for Sale

Certain mortgage loans are originated with the intent to sell.  Loans held for sale are recorded at cost and are classified as Level 2.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at September 30, 2015 and December 31, 2014.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2015 and December 31, 2014, are as follows (in thousands):

	Fair Value Measurements at September 30, 2015 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$30,800	$30,800	$—	$—	$30,800
Interest-bearing deposits in other financial institutions	44,449	44,449	—	—	44,449
Trading assets	636	636	—	—	636
Securities available for sale	335,571	14,932	320,639	—	335,571
Securities held to maturity	4,604	—	4,897	—	4,897
FHLBNY and FRBNY stock	4,171	—	—	—	N/A
Loans, net	1,127,915	—	—	1,152,781	1,152,781
Loans held for sale	316	—	319	—	319
Accrued interest receivable	4,252	113	1,471	2,668	4,252
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,237,236	$1,237,236	$—	$—	$1,237,236
Time deposits	173,205	—	173,639	—	173,639
Securities sold under agreements to repurchase	30,358	—	31,232	—	31,232
FHLBNY term advances	19,230	—	19,853	—	19,853
Accrued interest payable	207	15	192	—	207
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	Fair Value Measurements at December 31, 2014 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,130	$28,130	$—	$—	$28,130
Interest-bearing deposits in other financial institutions	1,033	1,033	—	—	1,033
Trading assets	549	549	—	—	549
Securities available for sale	280,507	31,219	249,288	—	280,507
Securities held to maturity	5,831	—	6,197	—	6,197
FHLBNY and FRBNY stock	5,535	—	—	—	N/A
Loans, net	1,107,888	—	—	1,135,590	1,135,590
Loans held for sale	665	—	665	—	665
Accrued interest receivable	4,185	145	1,295	2,745	4,185
Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,068,171	$1,068,171	$—	$—	$1,068,171
Time deposits	211,843	—	212,397	—	212,397
Securities sold under agreements to repurchase	29,652	—	30,853	—	30,853
FHLBNY overnight advances	30,830	—	30,832	—	30,832
FHLBNY term advances	19,310	—	20,235	—	20,235
Accrued interest payable	237	15	222	—	237
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended September 30, 2015 and 2014 were as follows (in thousands):

	2015	2014
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2015 and December 31, 2014 (in thousands):

	At September 30, 2015		At December 31, 2014
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$3,875	$5,975	$3,279
Other customer relationship intangibles	5,633	3,532	5,633	3,262
Total	$11,608	$7,407	$11,608	$6,541

Aggregate amortization expense was $0.3 million for both of the three month periods ended September 30, 2015 and 2014.  Aggregate amortization expense was $0.9 million and $1.0 million for the nine month periods ended September 30, 2015 and 2014, respectively.

The remaining estimated aggregate amortization expense at September 30, 2015 is listed below (in thousands):

Year	Estimated Expense
2015	$271
2016	986
2017	859
2018	734
2019	609
2020 and thereafter	742
Total	$4,201

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$12,303	$—	$11,183	$—	$23,486
Mortgage-backed securities, residential	8,546	—	13,020	—	21,566
Total	$20,849	$—	$24,203	$—	45,052
Excess collateral held					(14,694)
Gross amount of recognized liabilities for repurchase agreements					$30,358

	December 31, 2014
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$21,056	$—	$6,990	$8,595	$36,641
Mortgage-backed securities, residential	669	—	3,507	4,174	8,350
Collateralized mortgage obligations	—	—	48	—	48
Total	$21,725	$—	$10,545	$12,769	45,039
Excess collateral held					(15,387)
Gross amount of recognized liabilities for repurchase agreements					$29,652

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at June 30, 2015	$1,184	$(10,298)	$(9,114)
Other comprehensive income before reclassification	598	—	598
Amounts reclassified from accumulated other comprehensive income	7	223	230
Net current period other comprehensive gain	605	223	828
Balance at September 30, 2015	$1,789	$(10,075)	$(8,286)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at June 30, 2014	$6,962	$(5,712)	$1,250
Other comprehensive loss before reclassification	(849)	—	(849)
Amounts reclassified from accumulated other comprehensive income	—	87	87
Net current period other comprehensive gain (loss)	(849)	87	(762)
Balance at September 30, 2014	$6,113	$(5,625)	$488

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2014	$1,960	$(10,745)	$(8,785)
Other comprehensive income before reclassification	2	—	2
Amounts reclassified from accumulated other comprehensive income	(173)	670	497
Net current period other comprehensive gain (loss)	(171)	670	499
Balance at September 30, 2015	$1,789	$(10,075)	$(8,286)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2013	$6,043	$(5,888)	$155
Other comprehensive income before reclassification	391	—	391
Amounts reclassified from accumulated other comprehensive income (loss)	(321)	263	(58)
Net current period other comprehensive gain	70	263	333
Balance at September 30, 2014	$6,113	$(5,625)	$488

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Unrealized gains and losses on securities available for sale:
Realized losses on securities available for sale	$11	$—	Net gains (losses) on securities transactions
Tax effect	(4)	—	Income tax expense (benefit)
Net of tax	7	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(22)	(22)	Pension and other employee benefits
Actuarial losses (a)	384	169	Pension and other employee benefits
Tax effect	(139)	(60)	Income tax expense (benefit)
Net of tax	223	87
Total reclassification for the period, net of tax	$230	$87
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 10 for additional information).

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(291)	$(522)	Net gains on securities transactions
Tax effect	118	201	Income tax expense (benefit)
Net of tax	(173)	(321)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(65)	(66)	Pension and other employee benefits
Actuarial losses (a)	1,151	499	Pension and other employee benefits
Tax effect	(416)	(170)	Income tax expense (benefit)
Net of tax	670	263
Total reclassification for the period, net of tax	$497	$(58)
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$25,955	$26,904	$23,756	$11,082
Unused lines of credit	$1,707	$189,001	$812	$185,235
Standby letters of credit	$—	$14,303	$—	$16,747

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

On September 25, 2015, the Corporation entered a lease agreement with a related party to occupy a building located in Clifton Park, New York, with an anticipated lease commencement date occurring during the first quarter of 2016. The initial term of the lease is 20 years, with a total of ten years of renewal options. The lease will be capitalized on the balance sheet, as of the lease commencement date, within premises and equipment, net, with a corresponding long term capital lease obligation. The purpose of the lease is to move the Clifton Park branch from a shopping plaza to a stand alone building. Minimum lease commitments, before considering renewal options, are as follows (in thousands):

Years	Annual Rent	Total Rent
2016 - 2020	$133	$666
2021 - 2025	145	725
2026 - 2030	158	790
2031 - 2035	172	861
Total		$3,042

NOTE 10    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Qualified Pension Plan
Service cost, benefits earned during the period	$354	$271	$1,061	$813
Interest cost on projected benefit obligation	457	435	1,371	1,305
Expected return on plan assets	(824)	(793)	(2,471)	(2,379)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	2	2	7	6
Amortization of unrecognized net loss	369	160	1,106	480
Net periodic pension cost	$358	$75	$1,074	$225
Supplemental Pension Plan
Service cost, benefits earned during the period	$11	$10	$33	$30
Interest cost on projected benefit obligation	13	14	37	40
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	12	9	38	19
Net periodic supplemental pension cost	$36	$33	$108	$89
Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$11	$11	$35	$33
Interest cost on projected benefit obligation	16	18	48	54
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(24)	(24)	(72)	(72)
Amortization of unrecognized net loss	3	—	7	—
Net periodic postretirement, medical and life cost	$6	$5	$18	$15

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

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  CFS amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and CFS column below, along with amounts to eliminate transactions between segments (in thousands).

	Three months ended September 30, 2015
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Net interest income	$12,690	$—	$1	$12,691
Provision for loan losses	307	—	—	307
Net interest income after provision for loan losses	12,383	—	1	12,384
Other non-interest income	2,622	2,122	168	4,912
Other non-interest expenses	12,113	1,357	164	13,634
Income before income tax expense (benefit)	2,892	765	5	3,662
Income tax expense (benefit)	935	292	(16)	1,211
Segment net income	$1,957	$473	$21	$2,451

	Three months ended September 30, 2014
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Net interest income	$12,424	$—	$2	$12,426
Provision for loan losses	589	—	—	589
Net interest income after provision for loan losses	11,835	—	2	11,837
Other non-interest income	2,852	1,943	191	4,986
Other non-interest expenses	12,055	5,510	198	17,763
Income (loss) before income tax expense (benefit)	2,632	(3,567)	(5)	(940)
Income tax expense (benefit)	769	(1,371)	(19)	(621)
Segment net income (loss)	$1,863	$(2,196)	$14	$(319)

	Nine months ended September 30, 2015
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Net interest income	$37,676	$—	$4	$37,680
Provision for loan losses	956	—	—	956
Net interest income after provision for loan losses	36,720	—	4	36,724
Other non-interest income	8,261	6,446	717	15,424
Other non-interest expenses	36,388	4,051	754	41,193
Income (loss) before income tax expense (benefit)	8,593	2,395	(33)	10,955
Income tax expense (benefit)	2,798	915	(62)	3,651
Segment net income	$5,795	$1,480	$29	$7,304

Segment assets	$1,626,100	$4,392	$1,147	$1,631,639

	Nine months ended September 30, 2014
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Net interest income	$36,525	$—	$9	$36,534
Provision for loan losses	2,330	—	—	2,330
Net interest income after provision for loan losses	34,195	—	9	34,204
Other non-interest income	8,930	5,816	610	15,356
Other non-interest expenses	35,836	8,199	650	44,685
Income (loss) before income tax expense (benefit)	7,289	(2,383)	(31)	4,875
Income tax expense (benefit)	2,179	(916)	(64)	1,199
Segment net income (loss)	$5,110	$(1,467)	$33	$3,676

Segment assets	$1,515,658	$6,332	$1,567	$1,523,557

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

Additionally, the Chief Executive Officer of the Corporation, who does not receive cash compensation as a member of the Board of Directors, is awarded common shares equal in value to the average of those awarded to board members not employed by the Corporation who have served for 12 months during the prior year.

During January 2015 and 2014, 9,673 and 8,385 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $52 thousand and $63 thousand related to this compensation was recognized during the three month periods ended September 30, 2015 and 2014, respectively.  An expense of $188 thousand and $187 thousand related to this compensation was recognized during the nine month periods ended September 30, 2015 and 2014, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended September 30, 2015 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2015	26,015	$27.94
Granted	—	$—
Vested	(200)	$22.95
Forfeited or cancelled	—	$—
Nonvested at September 30, 2015	25,815	$27.98

A summary of restricted stock activity for the nine month period ended September 30, 2015 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2015	26,428	$27.92
Granted	—	$—
Vested	(613)	$25.41
Forfeited or cancelled	—	$—
Nonvested at September 30, 2015	25,815	$27.98

As of September 30, 2015, there was $562 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.34 years.  The total fair value of shares vested during the three and nine month periods ended September 30, 2015 were $5 thousand and $17 thousand, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the nine months period ended September 30, 2015 and 2014.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2014 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2015, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporations’ management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and Part I, Item 1A, Risk Factors, on pages 14–19 of the Corporation’s 2014 Annual Report.  For a discussion of use of non-GAAP financial measures, see page 64.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except share and per share data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2015	2015	2015	2014	2014	2015	2014
RESULTS OF OPERATIONS
Interest income	$13,595	$13,519	$13,234	$13,922	$13,341	$40,348	$39,290
Interest expense	904	872	892	888	915	2,668	2,756
Net interest income	12,691	12,647	12,342	13,034	12,426	37,680	36,534
Provision for loan losses	307	259	390	1,650	589	956	2,330
Net interest income after provision for loan losses	12,384	12,388	11,952	11,384	11,837	36,724	34,204
Non-interest income	4,912	5,326	5,186	11,400	4,986	15,424	15,356
Non-interest expense	13,634	13,823	13,736	15,792	17,763	41,193	44,685
Income (loss) before income tax expense (benefit)	3,662	3,891	3,402	6,992	(940)	10,955	4,875
Income tax expense (benefit)	1,211	1,314	1,126	2,510	(621)	3,651	1,199
Net income (loss)	$2,451	$2,577	$2,276	$4,482	$(319)	$7,304	$3,676

Basic and diluted earnings (loss) per share	$0.52	$0.55	$0.48	$0.96	$(0.07)	$1.55	$0.79
Average basic and diluted shares outstanding	4,722,449	4,716,734	4,706,774	4,690,519	4,683,797	4,715,182	4,680,583

PERFORMANCE RATIOS
Return on average assets	0.62%	0.66%	0.59%	1.17%	(0.08)%	0.62%	0.33%
Return on average equity	7.05%	7.52%	6.79%	12.54%	(0.90)%	7.12%	3.46%
Return on average tangible equity (a)	8.71%	9.32%	8.45%	15.49%	(1.11)%	8.83%	4.30%
Efficiency ratio (b)	75.25%	75.83%	76.26%	85.10%	75.07%	75.78%	76.50%
Non-interest expense to average assets (c)	3.44%	3.55%	3.57%	4.11%	3.55%	3.52%	3.60%
Loans to deposits	80.96%	86.37%	83.59%	87.62%	84.99%	80.96%	84.99%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.22%	4.26%	4.28%	4.49%	4.34%	4.25%	4.41%
Yield on investments	1.89%	1.91%	1.83%	1.98%	1.95%	1.87%	1.98%
Yield on interest-earning assets	3.70%	3.74%	3.74%	3.96%	3.82%	3.73%	3.81%
Cost of interest-bearing deposits	0.20%	0.21%	0.20%	0.21%	0.22%	0.20%	0.22%
Cost of borrowings	3.03%	2.64%	2.74%	2.65%	2.85%	2.80%	2.89%
Cost of interest-bearing liabilities	0.35%	0.34%	0.35%	0.36%	0.37%	0.35%	0.37%
Interest rate spread	3.35%	3.40%	3.39%	3.60%	3.45%	3.38%	3.44%
Net interest margin, fully taxable equivalent	3.45%	3.50%	3.49%	3.71%	3.56%	3.48%	3.55%

CAPITAL
Total equity to total assets at end of period	8.50%	8.79%	8.60%	8.77%	9.16%	8.50%	9.16%
Tangible equity to tangible assets at end of period (a)	7.02%	7.22%	7.04%	7.13%	7.51%	7.02%	7.51%

Book value per share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03
Tangible book value per share	0.02	0.02	0.02	0.02	0.02	0.02	0.02
Period-end market value per share	0.03	0.03	0.03	0.03	0.03	0.03	0.03
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.78	0.78

AVERAGE BALANCES
Loans (d)	$1,142,402	$1,141,412	$1,132,473	$1,112,297	$1,097,133	$1,138,799	$1,050,905
Earning assets	1,474,098	1,462,842	1,450,249	1,410,804	1,404,149	1,462,484	1,395,380
Total assets	1,570,818	1,563,346	1,558,919	1,522,834	1,509,315	1,564,346	1,500,760
Deposits	1,367,853	1,353,895	1,338,913	1,307,305	1,301,083	1,353,664	1,294,119
Total equity	137,855	137,386	135,974	141,845	142,944	137,079	142,114
Tangible equity (a)	111,693	110,945	109,219	114,786	115,553	110,628	114,393

ASSET QUALITY
Net charge-offs (recoveries)	$313	$123	$184	$1,116	$1,070	$620	$1,955
Non-performing loans (e)	12,368	12,862	10,419	7,778	7,209	12,368	7,209
Non-performing assets (f)	14,744	15,238	12,925	10,843	10,328	14,744	10,328
Allowance for loan losses	14,022	14,028	13,892	13,686	13,151	14,022	13,151

Annualized net charge-offs to average loans	0.11%	0.04%	0.07%	0.40%	0.39%	0.07%	0.25%
Non-performing loans to total loans	1.08%	1.12%	0.91%	0.69%	0.65%	1.08%	0.65%
Non-performing assets to total assets	0.90%	0.98%	0.82%	0.71%	0.68%	0.90%	0.68%
Allowance for loan losses to total loans	1.23%	1.22%	1.21%	1.22%	1.18%	1.23%	1.18%
Allowance for loan losses to non-performing loans	113.37%	109.07%	133.33%	175.96%	182.42%	113.37%	182.42%

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,
	2015	2014	Change	Percentage Change
Net interest income	$12,691	$12,426	$265	2.1%
Non-interest income	4,912	4,986	(74)	(1.5)%
Non-interest expense	13,634	17,763	(4,129)	(23.2)%
Pre-provision income (loss)	3,969	(351)	4,320	N/M
Provision for loan losses	307	589	(282)	(47.9)%
Income tax expense (benefit)	1,211	(621)	1,832	N/M
Net income (loss)	$2,451	$(319)	$2,770	N/M

Basic and diluted earnings per share	$0.52	$(0.07)	$0.59	N/M

Selected financial ratios
Return on average assets	0.62%	(0.08)%
Return on average equity	7.05%	(0.90)%
Net interest margin, fully taxable equivalent	3.45%	3.56%
Efficiency ratio	75.25%	75.07%
Non-interest expense to average assets	3.44%	3.55%

Net income for the third quarter of 2015 was $2.5 million, or $0.52 per share, compared with a loss of $0.3 million, or $0.07 per share, for the prior year quarter.  Return on equity for the quarter was 7.05%, compared with (0.90)% for the prior year quarter.  The increase in net income from the prior year quarter was driven by a reduction in non-interest expense, due to the $4.3 million WMG legal settlement in 2014, and higher net interest income and a reduction in the provision for loan losses, partially offset by a reduction in non-interest income and an increase in income tax expense.

Net interest income
Net interest income increased $0.3 million, or 2.1%, compared with the prior year quarter. The increase was due primarily to interest income from the commercial loan portfolio, offset by a decrease in interest and dividends from taxable securities.

Non-interest income
Non-interest income decreased $0.1 million, or 1.5%, compared to the prior year quarter.  The decrease was due primarily to decreases in service charges on deposit accounts and other non-interest income, offset by an increase in WMG fee income.

Non-interest expense
Non-interest expense decreased $4.1 million, or 23.2%, compared to the prior year quarter.  The decrease was due primarily to the $4.3 million legal settlement that occurred in 2014, relating to WMG, and a decline in salaries and wages. These items were offset by increases in pension and other employee benefits and data processing expense. For the three months ended September 30, 2014, non-interest expense to average assets, including the $4.3 million WMG legal settlement, was 4.67%.

Provision for loan losses
The provision for loan losses decreased $0.3 million, or 47.9%, compared to the prior year quarter.  The decrease was the result of lower specific allocations for PCI loans and lower net charge-offs during the current quarter.  Net charge-offs were $0.3 million, compared with $1.1 million for the prior year quarter.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Nine Months Ended September 30,
	2015	2014	Change	Percentage Change
Net interest income	$37,680	$36,534	$1,146	3.1%
Non-interest income	15,424	15,356	68	0.4%
Non-interest expense	41,193	44,685	(3,492)	(7.8)%
Pre-provision income	11,911	7,205	4,706	65.3%
Provision for loan losses	956	2,330	(1,374)	(59.0)%
Income tax expense	3,651	1,199	2,452	204.5%
Net income	$7,304	$3,676	$3,628	98.7%

Basic and diluted earnings per share	$1.55	$0.79	$0.76	96.2%

Selected financial ratios
Return on average assets	0.62%	0.33%
Return on average equity	7.12%	3.46%
Net interest margin, fully taxable equivalent	3.48%	3.55%
Efficiency ratio	75.78%	76.50%
Non-interest expense to average assets	3.52%	3.60%

Net income for the nine months ended September 30, 2015 was $7.3 million, or $1.55 per share, compared with $3.7 million, or $0.79 per share, for the same period in the prior year.  Return on equity for the nine months ended September 30, 2015 was 7.12%, compared with 3.46% for the same period in the prior year.  The increase in net income from the same period in the prior year was driven by higher net interest income and reductions in the provision for loan losses and non-interest expense, due to the $4.3 million WMG legal settlement in 2014, partially offset by an increase in income tax expense.

Net interest income
Net interest income increased $1.1 million, or 3.1%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio, offset by a decrease in interest and dividends from securities.

Non-interest income
Non-interest income decreased $0.1 million, or 0.4%, compared to the same period in the prior year.  Increases in WMG fee income and sales of other real estate owned were offset by decreases in service charges on deposit accounts and net gains on securities.

Non-interest expense
Non-interest expense decreased $3.5 million, or 7.8%, compared to the same period in the prior year.  The decrease was primarily due to a legal settlement of $4.3 million in 2014, salaries and wages, amortization of intangible assets, marketing and advertising, merger and acquisition expenses, and other non-interest expense. These items were offset by increases in pension and other employee benefits, furniture and equipment, data processing and other real estate owned expenses. For the nine months ended September 30, 2014, non-interest expense to average assets, including the $4.3 million WMG legal settlement, was 3.98%.

Provision for loan losses
The provision for loan losses decreased $1.4 million, or 59.0%, compared to the same period in the prior year.  The decrease was the result of lower specific allocations for PCI loans and lower net charge-offs during the current year, offset by loan growth.  Net charge-offs were $0.6 million, compared with $2.0 million for the same period in the prior year.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2015 and 2014. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 64 of this Form 10-Q and pages 28-29 of the Corporation’s 2014 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2015	2014	Change	Percentage Change
Interest and dividend income	$13,595	$13,341	$254	1.9%
Interest expense	904	915	(11)	(1.2)%
Net interest income	$12,691	$12,426	$265	2.1%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2015 totaled $12.7 million, an increase of $0.3 million, or 2.1%, compared with $12.4 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.45% for the three months ended September 30, 2015 compared with 3.56% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $69.9 million in interest-earning assets.  The yield on average interest-earning assets and cost of average interest-bearing liabilities decreased twelve and two basis points, respectively.  The decrease in yield on average interest-earning assets was attributable to a twelve basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates, primarily in the commercial loan portfolio.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change	Percentage Change
Interest and dividend income	$40,348	$39,290	$1,058	2.7%
Interest expense	2,668	2,756	(88)	(3.2)%
Net interest income	$37,680	$36,534	$1,146	3.1%

Net interest income for the nine months ended September 30, 2015 totaled $37.7 million, an increase of $1.1 million, or 3.1%, compared with $36.5 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.48% for the nine months ended September 30, 2015 compared with 3.55% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $67.1 million in interest-earning assets.  The decline in net interest margin was due in part to an eight basis point decline in the yield on interest-earning assets, partially offset by a two basis point decline in the cost of average interest-bearing liabilities.  The decrease in yield on average interest-earning assets was attributable to a 16 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates, primarily in the commercial loan portfolio.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.  It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the three and nine months ended September 30, 2015 and 2014.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$660,407	$7,522	4.52%	$586,178	$7,169	4.85%
Mortgage loans	198,994	2,007	4.00%	193,330	2,036	4.18%
Consumer loans	283,001	2,620	3.67%	317,625	2,799	3.50%
Taxable securities	260,603	1,238	1.88%	244,253	1,142	1.85%
Tax-exempt securities	44,871	327	2.89%	37,734	350	3.68%
Interest-bearing deposits	26,222	17	0.26%	25,029	16	0.25%
Total interest-earning assets	1,474,098	13,731	3.70%	1,404,149	13,512	3.82%

Non-earning assets:
Cash and due from banks	52,793			26,766
Premises and equipment, net	30,597			30,160
Other assets	24,803			51,079
Allowance for loan losses	(14,181)			(13,694)
AFS valuation allowance	2,708			10,855
Total assets	$1,570,818			$1,509,315

Interest-bearing liabilities:
Interest-bearing demand deposits	$123,604	$26	0.08%	$124,490	$24	0.08%
Savings and insured money market deposits	675,841	313	0.18%	589,022	256	0.17%
Time deposits	176,480	161	0.36%	218,748	231	0.42%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	52,906	404	3.03%	56,278	404	2.85%
Total interest-bearing liabilities	1,028,831	904	0.35%	988,538	915	0.37%

Non-interest-bearing liabilities:
Demand deposits	391,929			368,823
Other liabilities	12,203			9,010
Total liabilities	1,432,963			1,366,371
Shareholders' equity	137,855			142,944
Total liabilities and shareholders’ equity	$1,570,818			$1,509,315
Fully taxable equivalent net interest income		12,827			12,597
Net interest rate spread (1)			3.35%			3.45%
Net interest margin, fully taxable equivalent (2)			3.45%			3.56%
Taxable equivalent adjustment		(136)			(171)
Net interest income		$12,691			$12,426
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$650,108	$22,328	4.59%	$556,669	$20,453	4.91%
Mortgage loans	198,618	6,070	4.09%	194,892	6,109	4.19%
Consumer loans	290,073	7,812	3.60%	299,344	8,120	3.63%
Taxable securities	250,859	3,494	1.86%	271,653	3,951	1.94%
Tax-exempt securities	41,228	989	3.21%	40,975	1,100	3.59%
Interest-bearing deposits	31,598	60	0.25%	31,847	59	0.25%
Total interest-earning assets	1,462,484	40,753	3.73%	1,395,380	39,792	3.81%

Non-earning assets:
Cash and due from banks	58,623			26,522
Premises and equipment, net	31,331			29,838
Other assets	22,349			51,142
Allowance for loan losses	(14,055)			(13,231)
AFS valuation allowance	3,614			11,109
Total assets	$1,564,346			$1,500,760

Interest-bearing liabilities:
Interest-bearing demand deposits	$125,285	$76	0.08%	$124,739	$73	0.08%
Savings and insured money market deposits	659,994	881	0.18%	582,883	730	0.17%
Time deposits	186,687	521	0.37%	229,519	747	0.44%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	56,862	1,190	2.80%	55,737	1,206	2.89%
Total interest-bearing liabilities	1,028,828	2,668	0.35%	992,878	2,756	0.37%

Non-interest-bearing liabilities:
Demand deposits	381,698			356,978
Other liabilities	16,741			8,790
Total liabilities	1,427,267			1,358,646
Shareholders' equity	137,079			142,114
Total liabilities and shareholders’ equity	$1,564,346			$1,500,760
Fully taxable equivalent net interest income		38,085			37,036
Net interest rate spread (1)			3.38%			3.44%
Net interest margin, fully taxable equivalent (2)			3.48%			3.55%
Taxable equivalent adjustment		(405)			(502)
Net interest income		$37,680			$36,534
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2015 and 2014.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2015 vs. 2014
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$353	$864	$(511)
Mortgage loans	(29)	60	(89)
Consumer loans	(179)	(312)	133
Taxable investment securities	96	78	18
Tax-exempt investment securities	(23)	59	(82)
Interest-earning deposits	1	1	—
Total interest and dividend income	219	750	(531)
Interest expense on:
Interest-bearing demand deposits	2	2	—
Savings and insured money market deposits	57	41	16
Time deposits	(70)	(40)	(30)
FHLBNY advances, securities sold under agreements to repurchase and other debt	—	(25)	25
Total interest expense	(11)	(22)	11
Net interest income	$230	$772	$(542)

	Nine Months Ended September 30, 2015 vs. 2014
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,875	$3,270	$(1,395)
Mortgage loans	(39)	113	(152)
Consumer loans	(308)	(243)	(65)
Taxable investment securities	(457)	(297)	(160)
Tax-exempt investment securities	(111)	7	(118)
Interest-earning deposits	1	1	—
Total interest and dividend income	961	2,851	(1,890)
Interest expense on:
Interest-bearing demand deposits	3	3	—
Savings and insured money market deposits	151	104	47
Time deposits	(226)	(122)	(104)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(16)	23	(39)
Total interest expense	(88)	8	(96)
Net interest income	$1,049	$2,843	$(1,794)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the third quarter of 2015 and 2014 were $0.3 million and $0.6 million, respectively.  Provision for loan losses for the nine months ended 2015 and 2014 were $1.0 million and $2.3 million, respectively. Net charge-offs for the third quarter were $0.3 million compared with $1.1 million for the same period in the prior year.  Net charge-offs for the nine months ended 2015 and 2014 were $0.6 million and $2.0 million, respectively.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2015	2014	Change	Percentage Change
WMG fee income	$2,122	$1,943	$179	9.2%
Service charges on deposit accounts	1,275	1,381	(106)	(7.7)%
Net gains (losses) on securities transactions	(11)	—	(11)	N/M
Net gains on sales of loans held for sale	89	84	5	6.0%
Net gains (losses) on sales of other real estate owned	—	4	(4)	N/M
Income from bank owned life insurance	19	20	(1)	(5.0)%
CFS fee and commission income	164	192	(28)	(14.6)%
Check card interchange income	831	838	(7)	(0.8)%
Other	423	524	(101)	(19.3)%
Total non-interest income	$4,912	$4,986	$(74)	(1.5)%

Total non-interest income for the third quarter of 2015 decreased $0.1 million compared with the same period in the prior year.  The decrease was due to decreases in service charges on deposit accounts, and other non-interest income, offset by an increase in WMG fee income.

WMG fee income
WMG fee income increased compared to the same period in the prior year due to an increase in fee levels, as fees were adjusted to reflect current market fee levels.

Service charges on deposit accounts
Service charges on deposit accounts decreased compared to the same period in the prior year due to a decline in overdraft fees.

Net gains (losses) on securities transactions
Net gains (losses) on securities transactions decreased compared to the same period in the prior year due to a loss on the sale of municipal bonds, offset by gains on the sale of mortgage-backed securities.

CFS fee and commission income
CFS fee and commission income decreased compared to the same period in the prior year due to a decrease in commissions from insurance annuity products.

Other
Other non-interest income decreased due to a decline in gains on stock donations to charitable organizations and other non-interest income, offset by additional rental income in 2015 from properties included within OREO.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change	Percentage Change
WMG fee income	$6,446	$5,816	$630	10.8%
Service charges on deposit accounts	3,637	3,962	(325)	(8.2)%
Net gains on securities transactions	291	522	(231)	(44.3)%
Net gains on sales of loans held for sale	239	209	30	14.4%
Net gains (losses) on sales of other real estate owned	120	(40)	160	N/M
Income from bank owned life insurance	56	59	(3)	(5.1)%
CFS fee and commission income	716	615	101	16.4%
Check card interchange income	2,499	2,515	(16)	(0.6)%
Other	1,420	1,698	(278)	(16.4)%
Total non-interest income	$15,424	$15,356	$68	0.4%

Total non-interest income for the nine months ended 2015 increased $0.1 million compared with the same period in the prior year.  The increase was mostly due to increases in WMG fee income, net gains on sales of other real estate owned and CFS fee and commission income, offset by decreases in service charges on deposit accounts, net gains on securities transactions and other non-interest income.

WMG fee income
WMG fee income increased compared to the same period in the prior year due to an increase in fee levels, as fees were adjusted to reflect current market fee levels.

Service charges on deposit accounts
Service charges on deposit accounts decreased compared to the same period in the prior year due to a decline in overdraft fees.

Net gains on securities transactions
Net gains on securities transactions decreased compared to the same period in the prior year due to $48.3 million of U.S. government sponsored agencies and Treasury securities sold in the second quarter of 2015 to reallocate funds to higher yielding mortgage-backed securities which resulted in a net gain on sales of $0.2 million, compared to $29.2 million sold during the same period in the prior year, which generated a net gain on sales of $0.5 million.

Net gain on sales of other real estate owned
Net gains on sales of other real estate owned increased due to the sale of one commercial property and one parcel of undeveloped land.

CFS fee and commission income
CFS fee and commission income increased compared to the same period in the prior year due to an increase in the volume of insurance annuity products sold.

Other
Other non-interest income decreased due to a gain on the liquidation of the Corporation’s investment in a pool of trust preferred securities recognized during the prior year, offset by additional rental income in 2015 from properties included within OREO.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2015	2014	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,135	$5,344	$(209)	(3.9)%
Pension and other employee benefits	1,562	1,294	268	20.7%
Total compensation expense	6,697	6,638	59	0.9%

Non-compensation expense:
Net occupancy	1,701	1,721	(20)	(1.2)%
Furniture and equipment	742	707	35	5.0%
Data processing	1,751	1,488	263	17.7%
Professional services	200	268	(68)	(25.4)%
Legal settlements	—	4,250	(4,250)	N/M
Amortization of intangible assets	277	324	(47)	(14.5)%
Marketing and advertising	208	255	(47)	(18.4)%
Other real estate owned expense	79	22	57	259.1%
FDIC insurance	277	271	6	2.2%
Loan expense	212	269	(57)	(21.2)%
Other	1,490	1,550	(60)	(3.9)%
Total non-compensation expense	6,937	11,125	(4,188)	(37.6)%
Total non-interest expense	$13,634	$17,763	$(4,129)	(23.2)%

Total non-interest expense for the third quarter of 2015 decreased $4.1 million compared with the same period in the prior year.  The decrease was primarily due to a decrease in non-compensation expense related to the $4.3 million legal settlement in the third quarter of the prior year.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to an increase in pension and other employee benefits, offset by a decrease in salaries and wages.  The $0.3 million increase in pension and other employee benefits was due to the adoption of updated mortality tables at December 31, 2014, which reflected improved life expectancies of employees and a reduced discount rate for determining pension costs.  The decrease in salaries and wages was due to a reduction in full-time equivalent employees.

Non-compensation expense
Non-compensation expense decreased compared to the same period in the prior year primarily due to the legal settlement that occurred in 2014, related to the Bank's WMG, offset by an increase in data processing expense. The increase in data processing expense was primarily due to check card expense and data communication lines expense.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change	Percentage Change
Compensation expense:
Salaries and wages	$15,423	$15,653	$(230)	(1.5)%
Pension and other employee benefits	4,848	4,132	716	17.3%
Total compensation expense	20,271	19,785	486	2.5%

Non-compensation expense:
Net occupancy	5,308	5,174	134	2.6%
Furniture and equipment	2,264	2,052	212	10.3%
Data processing	4,864	4,383	481	11.0%
Professional services	889	911	(22)	(2.4)%
Legal settlements	—	4,250	(4,250)	N/M
Amortization of intangible assets	866	993	(127)	(12.8)%
Marketing and advertising	714	879	(165)	(18.8)%
Other real estate owned expense	387	154	233	151.3%
FDIC insurance	843	814	29	3.6%
Loan expense	527	564	(37)	(6.6)%
Merger and acquisition expenses	—	115	(115)	N/M
Other	4,260	4,611	(351)	(7.6)%
Total non-compensation expense	20,922	24,900	(3,978)	(16.0)%
Total non-interest expense	$41,193	$44,685	$(3,492)	(7.8)%

Total non-interest expense for the nine months ended 2015 decreased $3.5 million compared with the same period in the prior year.  The decrease was due to a decrease in non-compensation expense related to the $4.3 million legal settlement in the third quarter of the prior year, offset by increases in compensation expense and data processing expenses.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to an increase in pension and other employee benefits, offset by a decrease in salaries and wages.  The $0.7 million increase in pension and other employee benefits was due to the adoption of updated mortality tables at December 31, 2014, which reflected improved life expectancies of employees and a reduced discount rate for determining pension costs, offset by a reduction in healthcare claims.  The decrease in salaries and wages was due to a reduction in full-time equivalent employees.

Non-compensation expense
Non-compensation expense decreased compared to the same period in the prior year primarily due to the legal settlement that occurred in 2014, related to the Bank's WMG, offset by increases in data processing expense, other real estate owned expense and furniture and equipment expense. The increase furniture and equipment expenses is due to additional fixed assets, when compared to the same period in the prior year, along with an increase in maintenance contracts. The increase in data processing expense was primarily due to check card expense and data communication lines expense. The increase in other real estate owned expenses is mostly attributed to a fair market value adjustment for a group of properties, based on an accepted offer. The decrease in other non-interest expense can be mostly attributed to a decline in education costs and non-loan charge-offs.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2015	2014	Change	Percentage Change
Income (loss) before income tax expense (benefit)	$3,662	$(940)	$4,602	N/M
Income tax expense (benefit)	$1,211	$(621)	$1,832	N/M
Effective tax rate	33.1%	N/M

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change	Percentage Change
Income before income tax expense	$10,955	$4,875	$6,080	124.7%
Income tax expense	$3,651	$1,199	$2,452	204.5%
Effective tax rate	33.3%	31.3%

The increase in the effective tax rate can be attributed to higher pre-tax income and changes in the mix of income and expense subject to U.S. federal, state, and local income taxes.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	September 30, 2015	December 31, 2014	Change	Percentage Change
Assets
Total cash and cash equivalents	$75,249	$29,163	$46,086	158.0%
Total investment securities	344,346	291,873	52,473	18.0%

Loans, net of deferred loan fees	1,141,937	1,121,574	20,363	1.8%
Allowance for loan losses	(14,022)	(13,686)	(336)	2.5%
Loans, net	1,127,915	1,107,888	20,027	1.8%

Goodwill and other intangible assets, net	26,025	26,891	(866)	(3.2)%
Other assets	58,104	68,724	(10,620)	(15.5)%
Total assets	$1,631,639	$1,524,539	$107,100	7.0%

Liabilities and Shareholders’ Equity
Total deposits	$1,410,441	$1,280,014	$130,427	10.2%
FHLBNY advances and other debt	52,498	82,768	(30,270)	(36.6)%
Other liabilities	29,985	28,129	1,856	6.6%
Total liabilities	1,492,924	1,390,911	102,013	7.3%

Total shareholders’ equity	138,715	133,628	5,087	3.8%
Total liabilities and shareholders’ equity	$1,631,639	$1,524,539	$107,100	7.0%

Cash and cash equivalents
The increase in cash and cash equivalents can be attributed to the seasonal inflow of municipal deposits, offset by increases in investment securities and loans, along with the reduction of FHLBNY overnight advances.

Investment securities
The increase in investment securities can be mostly attributed to the investment of excess cash from municipal client deposits into higher yielding mortgage-backed securities this year.  During the year, mortgage-backed securities and municipal securities increased $100.9 million and $13.1 million, respectively, while obligations of U.S. Government and U.S. Government sponsored enterprise securities decreased $55.6 million.

Loans, net
The increase in loans can be attributed to increases of $45.5 million in commercial loans and $0.8 million in residential mortgages, offset by a $25.9 million decrease in consumer loans which was attributed to a $27.7 million decrease in the indirect loan portfolio.  The increase in the allowance for loan losses can be attributed to growth in the commercial loan portfolio.

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

Deposits
The increase in deposits can be attributed to increases of $110.5 million in money market accounts, $26.4 million in non-interest-bearing demand deposits, and $33.3 million in interest-bearing demand deposits. These items were offset by decreases of $38.6 million in time deposits and $1.2 million in savings deposits. The changes in money market accounts and demand deposits can be attributed to the seasonal net inflow of deposits of municipal clients.

FHLBNY advances and other debt
FHLBNY term advances were reduced by normal scheduled payments. FHLBNY overnight advances were reduced with the large increase in deposits received from municipal clients.

Other liabilities
The increase in other liabilities can be attributed to investment securities traded that had not settled as of September 30, 2015, offset by the $12.1 million payment from the WMG legal settlement during the second quarter of 2015.  See footnote 9 for further discussion.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $7.3 million and reductions of $0.7 million in treasury stock and $0.5 million in accumulated other comprehensive loss, offset by $3.6 million in dividends declared during the year.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.815 billion at September 30, 2015 compared with $1.956 billion at December 31, 2014, a decrease of $140.5 million, or 7.2%. The decrease in market value can be mostly attributed to the market decline of assets during 2015.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	September 30, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$14,492	$14,879	4.4%	$30,841	$31,115	11.1%
Obligations of U.S. Government sponsored enterprises	110,073	111,149	33.2%	149,694	150,558	53.7%
Mortgage-backed securities, residential and collateralized mortgage obligations	162,007	162,580	48.4%	61,122	61,998	22.1%
Obligations of states and political subdivisions	43,907	44,573	13.3%	30,677	31,451	11.2%
Other securities	2,195	2,390	0.7%	4,989	5,385	1.9%
Totals	$332,674	$335,571	100.0%	$277,323	$280,507	100.0%

The available for sale segment of the securities portfolio totaled $335.6 million at September 30, 2015, an increase of $55.1 million, or 19.6%, from $280.5 million at December 31, 2014.  The increase resulted primarily from purchases of mortgage-backed securities and obligations of states and political subdivisions, offset by sales, calls, and maturities of obligations of U.S. Government and U.S. Government sponsored enterprises.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $4.6 million at September 30, 2015, a decrease of $1.2 million from December 31, 2014, due primarily to maturities and principal collected, offset by additional purchases.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2014 to September 30, 2015 (in thousands):

LOANS
	September 30, 2015	December 31, 2014	Dollar Change	Percentage Change
Commercial and agricultural	$176,141	$166,406	$9,735	5.9%
Commercial mortgages	488,364	452,593	35,771	7.9%
Residential mortgages	197,506	196,809	697	0.4%
Indirect consumer loans	157,059	184,763	(27,704)	(15.0)%
Consumer loans	122,867	121,003	1,864	1.5%
Total loans	$1,141,937	$1,121,574	$20,363	1.8%

Portfolio loans totaled $1.142 billion at September 30, 2015, an increase of $20.4 million, or 1.8%, from $1.122 billion at December 31, 2014.  The increase in loans can be attributed to increases of $45.5 million in commercial loans and $0.7 million in residential mortgages, offset by a $25.8 million decrease in consumer loans, attributed to the indirect loan portfolio.  The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.  The decline in indirect consumer loans was a result of the Corporation’s decision to end its reduced pricing loan program during the fourth quarter of 2014.

Residential mortgage loans totaled $197.5 million at September 30, 2015, an increase of $0.7 million, or 0.4%, from December 31, 2014.  In addition, during the nine months ended September 30, 2015, $10.6 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.4 million of residential mortgages were sold to the State of New York Mortgage Agency.  During the twelve months ended December 31, 2014, $13.6 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.1 million of residential mortgages sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	September 30, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Chemung Canal Trust Company*	$691,456	$724,099	$687,256	$645,808	$609,778
Capital Bank Division	450,481	397,475	308,610	247,709	187,137
Total loans	$1,141,937	$1,121,574	$995,866	$893,517	$796,915
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At September 30, 2015 and December 31, 2014, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 39.7% and 36.1% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2015 and December 31, 2014.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	September 30, 2015	December 31, 2014
Non-accrual loans	$10,060	$6,798
Non-accrual troubled debt restructurings	2,308	980
Total non-performing loans	12,368	7,778
Other real estate owned	2,376	3,065
Total non-performing assets	$14,744	$10,843

Ratio of non-performing loans to total loans	1.08%	0.69%
Ratio of non-performing assets to total assets	0.90%	0.71%
Ratio of allowance for loan losses to non-performing loans	113.37%	175.96%

Accruing loans past due 90 days or more (1)	$14	$1,454
Accruing troubled debt restructurings (1)	$7,134	$8,705
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $12.4 million at September 30, 2015, or 1.08% of total loans, compared with $7.8 million at December 31, 2014, or 0.69% of total loans. The increase in non-performing loans at September 30, 2015 was primarily in the commercial loan segment of the loan portfolio. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $14.7 million, or 0.90% of total assets, at September 30, 2015, compared with $10.8 million, or 0.71% of total assets, at December 31, 2014.

The recorded investment in accruing loans past due 90 days or more totaled less than $0.1 million at September 30, 2015, a decrease of $1.4 million from December 31, 2014. The decline in accruing loans past due 90 days or more can be attributed to payoffs.

Not included in non-performing loan totals are $2.1 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of September 30, 2015, the Corporation had $2.3 million of non-accrual TDRs compared with $1.0 million as of December 31, 2014.  As of September 30, 2015, the Corporation had $7.1 million of accruing TDRs compared with $8.7 million as of December 31, 2014.  The increase in non-accrual TDRs was primarily due to one commercial loan moving to non-accrual status.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at September 30, 2015 totaled $14.6 million, including TDRs of $9.4 million, compared to $15.9 million at December 31, 2014, including TDRs of $9.7 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to decreases of $1.6 million in commercial construction loans and $0.4 million in commerical and industrial, offset by a $0.6 million increase in commercial mortgages.  Included in the recorded investment of impaired loans at September 30, 2015, are loans totaling $5.1 million for which impairment allowances of $1.6 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2014, the impaired loan total included $4.2 million of loans for which specific impairment allowances of $1.2 million were allocated to the allowance for loan losses.  The increase in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to an increase in impaired commercial loans.

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

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Specific valuation allowances are established based on management’s analyses of individually impaired loans.  Factors considered by management in determining impairment include payment status, evaluations of the underlying collateral, expected cash flows, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If a loan is determined to be impaired and is placed on non-accrual status, all future payments received are applied to principal and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

The allowance for loan losses was $14.0 million at September 30, 2015, up from $13.7 million at December 31, 2014.  The ratio of allowance for loan losses to total loans was 1.23% and 1.22% at September 30, 2015 and December 31, 2014, respectively.  Net charge-offs for the three and nine months ended September 30, 2015 were $0.3 million and $0.6 million, respectively, compared with $1.1 million and $2.0 million for the same periods in the prior year, respectively.

The table below summarizes the Corporation’s loan loss experience for the nine months ended September 30, 2015 and 2014 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended
	September 30, 2015	September 30, 2014
Balance at beginning of period	$13,686	$12,776
Charge-offs:
Commercial and agricultural	(113)	(415)
Commercial mortgages	(29)	(1,236)
Residential mortgages	(32)	(97)
Consumer loans	(917)	(1,191)
Total charge-offs	(1,091)	(2,939)
Recoveries:
Commercial and agricultural	64	331
Commercial mortgages	101	118
Residential mortgages	—	28
Consumer loans	306	507
Total recoveries	471	984
Net charge-offs	(620)	(1,955)
Provision for loan losses	956	2,330
Balance at end of period	$14,022	$13,151

Ratio of net charge-offs to average loans outstanding	0.07%	0.25%
Ratio of allowance for loan losses to total loans outstanding	1.23%	1.18%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2014 to September 30, 2015 (in thousands):

DEPOSITS
	September 30, 2015	December 31, 2014	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$392,734	$366,298	$26,436	7.2%
Interest-bearing demand deposits	144,097	110,819	33,278	30.0%
Insured money market accounts	503,411	392,871	110,540	28.1%
Savings deposits	196,994	198,183	(1,189)	(0.6)%
Time deposits	173,205	211,843	(38,638)	(18.2)%
Total	$1,410,441	$1,280,014	$130,427	10.2%

Deposits totaled $1.410 billion at September 30, 2015 compared with $1.280 billion at December 31, 2014, an increase of $130.4 million, or 10.2%. The increase was mostly attributable to increases of $110.5 million in money market accounts, $33.3 million in interest bearing demand deposits, and $26.4 million in non-interest bearing demand deposits. These items were offset by a decrease of $38.6 million in time deposits. The changes in money market accounts, interest-bearing demand deposits, and non-interest-bearing demand deposits can be attributed to the seasonal net inflow of deposits of our municipal clients.  At September 30, 2015, demand deposit and money market accounts comprised 73.8% of total deposits compared with 68.0% at December 31, 2014.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of September 30, 2015. Deposits obtained through brokers were $2.3 million as of December 31, 2014.  Deposits obtained through the CDARS and ICS programs were $168.9 million and $76.7 million as of September 30, 2015 and December 31, 2014, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in addition to seasonality of current municipal client balances.

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

Borrowings

The $30.8 million of FHLBNY overnight advances at December 31, 2014 were paid off with the large increase in deposits from municipal clients.  Securities sold under agreements to repurchase increased $0.7 million from $29.7 million at December 31, 2014 to $30.4 million at September 30, 2015.  The increase in securities sold under agreements to repurchase was related to normal fluctuations in client accounts.

Shareholders’ Equity

Shareholders’ equity was $138.7 million at September 30, 2015 compared with $133.6 million at December 31, 2014.  The increase was primarily due to earnings of $7.3 million and reductions of $0.7 million in treasury stock and $0.5 million in accumulated other comprehensive loss, offset by $3.6 million in dividends declared during the year.  The total shareholders’ equity to total assets ratio was 8.50% at September 30, 2015 compared with 8.77% at December 31, 2014.  The tangible equity to tangible assets ratio was 7.02% at September 30, 2015 compared with 7.13% at December 31, 2014.  Book value per share increased to $29.36 at September 30, 2015 from $28.44 at December 31, 2014.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of September 30, 2015, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $121.1 million and $86.0 million at September 30, 2015 and December 31, 2014, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at September 30, 2015 and December 31, 2014.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$10,057	$12,387
Net cash used by investing activities	(60,824)	(67,241)
Net cash provided by financing activities	96,853	38,271
Net increase (decrease) in cash and cash equivalents	$46,086	$(16,583)

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first nine months of 2015 predominantly resulted from net income after non-cash operating adjustments, but included a nonrecurring $4.3 million WMG legal settlement payment.  Cash provided by operating activities in the first nine months of 2014 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the first nine months of 2015 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.  Cash outflows in 2014 resulted from a net increase of loans and purchases of securities available for sale, offset by sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the first nine months of 2015 and 2014 predominantly resulted from an increase in deposits.  The increase in deposits reflected the seasonable inflow of funds from municipal investors into demand and money market accounts. Cash inflows in 2015 were offset by the redemption of FHLBNY overnight advances that were no longer needed with the inflow of municipal deposits.

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

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to up to 600%) for equity exposures.

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

In assessing a state member bank’s capital adequacy, the Federal Reserve takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile.  As of September 30, 2015, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

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

The regulatory  capital ratios as of September 30, 2015 were calculated under Basel III rules and the regulatory  capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$137,452	12.36%	$88,981	8.00%	N/A	N/A
Bank	$133,512	12.03%	$88,842	8.00%	$111,052	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$123,456	11.10%	$66,736	6.00%	N/A	N/A
Bank	$119,600	10.77%	$66,631	6.00%	$88,842	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$123,456	11.10%	$50,052	4.50%	N/A	N/A
Bank	$119,600	10.77%	$49,973	4.50%	$72,184	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$123,456	7.99%	$61,889	4.00%	N/A	N/A
Bank	$119,600	7.74%	$61,837	4.00%	$77,296	5.00%

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$129,211	11.84%	$87,271	8.00%	N/A	N/A
Bank	$123,685	11.35%	$87,178	8.00%	$108,972	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$115,483	10.59%	$43,636	4.00%	N/A	N/A
Bank	$110,014	10.10%	$43,589	4.00%	$65,383	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$115,483	7.78%	$44,556	3.00%	N/A	N/A
Bank	$110,014	7.41%	$44,512	3.00%	$74,187	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At September 30, 2015, the Bank could, without prior approval, declare dividends of approximately $12.3 million.

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2015	2015	2015	2014	2014	2015	2014
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO

Net interest income (GAAP)	$12,691	$12,647	$12,342	$13,034	$12,426	$37,680	$36,534
Fully taxable equivalent adjustment	136	133	136	148	156	405	502
Fully taxable equivalent net interest income (non-GAAP)	$12,827	$12,780	$12,478	$13,182	$12,582	$38,085	$37,036

Non-interest income (GAAP)	$4,912	$5,326	$5,186	$11,400	$4,986	$15,424	$15,356
Less: net (gains) losses on security transactions	11	(252)	(50)	(6,347)	—	(291)	(522)
Less: recoveries from other-than-temporary impairments	—	—	—	(50)	—	—	(465)
Adjusted non-interest income (non-GAAP)	$4,923	$5,074	$5,136	$5,003	$4,986	$15,133	$14,369

Non-interest expense (GAAP)	$13,634	$13,823	$13,736	$15,792	$17,763	$41,193	$44,685
Less: merger and acquisition expenses	—	—	—	—	—	—	(115)
Less: amortization of intangible assets	(277)	(285)	(304)	(317)	(324)	(866)	(993)
Less: legal settlements	—	—	—	—	(4,250)	—	(4,250)
Adjusted non-interest expense (non-GAAP)	$13,357	$13,538	$13,432	$15,475	$13,189	$40,327	$39,327

Average interest-earning assets (GAAP)	$1,474,098	$1,462,842	$1,450,249	$1,410,804	$1,404,149	$1,462,484	$1,395,380

Net interest margin - fully taxable equivalent (non-GAAP)	3.45%	3.50%	3.49%	3.71%	3.56%	3.48%	3.55%
Efficiency ratio (non-GAAP)	75.25%	75.83%	76.26%	85.10%	75.07%	75.78%	76.50%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2015	2015	2015	2014	2014	2015	2014
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$138,715	$136,520	$136,293	$133,628	$139,561	$138,715	$139,561
Less: intangible assets	(26,025)	(26,302)	(26,587)	(26,891)	(27,208)	(26,025)	(27,208)
Tangible equity (non-GAAP)	$112,690	$110,218	$109,706	$106,737	$112,353	$112,690	$112,353

Total assets (GAAP)	$1,631,639	$1,553,633	$1,584,772	$1,524,539	$1,523,557	$1,631,639	$1,523,557
Less: intangible assets	(26,025)	(26,302)	(26,587)	(26,891)	(27,208)	(26,025)	(27,208)
Tangible assets (non-GAAP)	$1,605,614	$1,527,331	$1,558,185	$1,497,648	$1,496,349	$1,605,614	$1,496,349

Total equity to total assets at end of period (GAAP)	8.50%	8.79%	8.60%	8.77%	9.16%	8.50%	9.16%
Book value per share (GAAP)	$29.36	$28.92	$28.92	$28.44	$29.78	$29.36	$29.78

Tangible equity to tangible assets at end of period (non-GAAP)	7.02%	7.22%	7.04%	7.13%	7.51%	7.02%	7.51%
Tangible book value per share (non-GAAP)	$23.85	$23.35	$23.28	$22.71	$23.98	$23.85	$23.98

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except ratio data)	2015	2015	2015	2014	2014	2015	2014
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$137,855	$137,386	$135,974	$141,845	$142,944	$137,079	$142,114
Less: average intangible assets	(26,162)	(26,441)	(26,755)	(27,059)	(27,391)	(26,451)	(27,721)
Average tangible equity (non-GAAP)	$111,693	$110,945	$109,219	$114,786	$115,553	$110,628	$114,393

Return on average equity (GAAP)	7.05%	7.52%	6.79%	12.54%	(0.90)%	7.12%	3.46%
Return on average tangible equity (non-GAAP)	8.71%	9.32%	8.45%	15.49%	(1.11)%	8.83%	4.30%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except share, per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2015	2015	2015	2014	2014	2015	2014
CORE NET INCOME
Reported net income (loss) (GAAP)	$2,451	$2,577	$2,276	$4,482	$(319)	$7,304	$3,676
Net (gains) losses on security transactions (net of tax)	7	(156)	(31)	(3,907)	—	(180)	(322)
Legal settlements (net of tax)	—	—	—	—	2,617	—	2,617
Merger and acquisition related expenses (net of tax)	—	—	—	—	—	—	71
Core net income (non-GAAP)	$2,458	$2,421	$2,245	$575	$2,298	$7,124	$6,042

Average basic and diluted shares outstanding	4,722,449	4,716,734	4,706,774	4,690,519	4,683,797	4,715,182	4,680,583

Reported basic and diluted earnings (loss) per share (GAAP)	$0.52	$0.55	$0.48	$0.96	$(0.07)	$1.55	$0.79
Reported return on average assets (GAAP)	0.62%	0.66%	0.59%	1.17%	(0.08)%	0.62%	0.33%
Reported return on average equity (GAAP)	7.05%	7.52%	6.79%	12.54%	(0.90)%	7.12%	3.46%

Core basic and diluted earnings per share (non-GAAP)	$0.52	$0.51	$0.48	$0.12	$0.49	$1.51	$1.29
Core return on average assets (non-GAAP)	0.62%	0.62%	0.58%	0.15%	0.60%	0.61%	0.54%
Core return on average equity (non-GAAP)	7.07%	7.07%	6.70%	1.61%	6.38%	6.95%	5.68%

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

The Corporation’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.  The Corporation's ALCO has the strategic responsibility for setting the policy guidelines on acceptable exposure to interest rate risk.  These guidelines contain specific measures and limits regarding the risks, which are monitored on a regular basis.  The ALCO is made up of the Chief Executive Officer, the President, the Chief Financial Officer, the Asset Liability Management Officer, and other officers representing key functions.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At September 30, 2015, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 11.20% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 9.20%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.01% and 13.72%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At September 30, 2015, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 8.84% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.88%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 4.49% and 8.64%, respectively.

Management does recognize the need for certain hedging strategies during periods of anticipated higher fluctuations in interest rates and the Funds Management Policy provides for limited use of certain derivatives in asset liability management. These strategies were not employed during the nine months ended September 30, 2015.

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the Chief Executive Officer, President, Chief Administrative and Risk Officer (non-voting member), Business Client Division Manager, Retail Client Division Manager, Retail Loan Manager, Senior Commercial Real Estate Lender, and Commercial Loan Managers, implements the Board-approved loan policy.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2015 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2015.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/15-7/31/15	—	$—	—	121,906
8/1/15-8/31/15	—	$—	—	121,906
9/1/15-9/30/15	—	$—	—	121,906
Quarter ended 9/30/2015	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the nine months ended September 30, 2015 and the year ended December 31, 2014, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 6, 2015	By: /s/ Ronald M. Bentley
Ronald M. Bentley Chief Executive Officer (Principal Executive Officer)

DATED: November 6, 2015	By: /s/ Karl F. Krebs
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