Form 10-K
period 2015-12-31
CHEMUNG FINANCIAL CORP
filed 2016-03-11
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________
Commission File Number 0-13888
CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	16-123703-8
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Chemung Canal Plaza, Elmira, New York	14901
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:  (607) 737-3711

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	Nasdaq Stock Market, LLC
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
YES ☐ NO ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was $102,809,658.

As of March 11, 2016, there were 4,691,148 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2016 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

ALCO	Asset-Liability Committee
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel I	The First Basel Accord of the Basel Committee on Banking Supervision
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAPM	Capital Asset Pricing Model
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRA	Community Reinvestment Act
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHLBNY	Federal Home Loan Bank of New York
FICO	Financing Corporation
FINRA	Financial Industry Regulatory Authority
FOFC	Fort Orange Financial Corporation
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
GLB Act	Gramm-Leach-Bliley Act
ICS	Insured Cash Sweep Service
IPS	Investment Policy Statement
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful

NYSDFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
RESPA	Real Estate Settlement Procedures Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
TDRs	Troubled debt restructurings
TILA	Truth in Lending Act
TRID Rule	TILA-RESPA Integrated Disclosure Rule
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
WMG	Wealth Management Group

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
Basel I
A set of international banking regulations, which set out the minimum capital requirements of financial institutions with the goal of minimizing credit risk. The main focus was mainly on credit risk by creating a bank asset classification system.

Basel III
A comprehensive set of reform measures designed to improve the regulation, supervision, and risk management within the banking sector. The reforms require banks to maintain proper leverage ratios and meet certain capital requirements.

Benefit obligation	Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Capital Bank	Division of Chemung Canal Trust Company located in the “Capital Region” of New York State and includes the counties of Albany and Saratoga.
CDARS
Product involving a network of financial institutions that exchange certificates of deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

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
ICS
Product involving a network of financial institutions that exchange interest-bearing money market deposits among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.
Long term lease obligation	An obligation extending beyond the current year, which is related to a long term capital lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Data is not meaningful in context presented.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
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

Projected benefit obligation
An approximate measure of the pension plan liability, which is based on the assumption that the plan will not terminate in the near future and that employees will continue to work and receive future salary increases.

RWA
Risk-weighted assets, which is used to calculate regulatory capital ratios, consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

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

PART I

ITEM 1.  BUSINESS

General

The Corporation was incorporated on January 2, 1985 under the laws of the State of New York and is headquartered in Elmira, NY.  The Corporation was organized for the purpose of acquiring the Bank.  The Bank was established in 1833 under the name Chemung Canal Bank, and was subsequently granted a New York State bank charter in 1895.  In 1902, the Bank was reorganized as a New York State trust company under the name Elmira Trust Company, and its name was changed to Chemung Canal Trust Company in 1903.

The Corporation became a financial holding company in June 2000.  Financial holding company status provided the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee based income and allow the Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS, in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services, insurance and tax preparation services.

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

•
On April 8, 2011, the Corporation acquired FOFC, the holding company of Capital Bank & Trust Company based in Albany, New York.  At the time of the merger, Capital Bank had $254.4 million in assets, $170.7 million in loans and $199.2 million in deposits.

•
On November 23, 2013, the Bank completed the acquisition of six branch offices from Bank of America located in Cayuga, Cortland, Seneca and Tompkins counties in New York.  As part of the transaction, the Corporation acquired $177.7 million in deposits and $1.2 million in loans.

As a result of these transactions and organic growth, the Corporation had $1.620 billion in assets, $1.169 billion in loans, $1.400 billion in deposits and $137.2 million in shareholders’ equity at December 31, 2015.

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

Description of Business

The Corporation, through the Bank and CFS, provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

In order to compete with other financial services companies, the Corporation relies upon personal relationships established with clients by its officers, employees and directors.  The Corporation has maintained a strong community orientation by supporting the active participation of officers and employees in local charitable, civic, school, religious and community development activities.  The Corporation believes that its emphasis on local relationship banking together with a prudent approach to lending, are important factors in its success and growth.

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

Commercial and agricultural loans primarily consist of loans to small to mid-sized businesses in the Corporation's market area in a diverse range of industries.  These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, and they, therefore, pose higher potential losses on an individual customer basis.  Loan repayment is often dependent on the successful operation and management of the properties and/or the businesses occupying the properties, as well as on the collateral securing the loan.  Economic events or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Corporation’s commercial real estate loans and on the value of such properties.

The Corporation offers interest rate swaps to certain larger commercial mortgage borrowers. These swaps allow the Corporation to originate a mortgage based on short-term LIBOR rates and allow the borrower to swap into a longer term fixed rate. The Corporation simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. The swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets, which typically involves a day one gain.

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

The consumer loan segment includes home equity lines of credit and home equity loans, which exhibit many of the same risk characteristics as residential mortgages.  Indirect and other consumer loans may entail greater credit risk than residential mortgage and home equity loans, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles, RV's or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Funding Activities

Funding Strategy

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and low interest-bearing deposit accounts.  A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank.  These customers will typically turn to their primary bank first when in need of other financial services.  The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.  Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

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

The Corporation considers core deposits, consisting of non-interest-bearing and interest-bearing checking accounts, savings accounts, and insured money market accounts, to be a significant component of its deposits.  The Corporation monitors the activity on these core deposits and, based on historical experience and pricing strategy, believes it will continue to retain a large portion of such accounts.  The Bank is currently not limited with respect to the rates that it may offer on deposit products.  The Bank believes it is competitive in the types of accounts and interest rates it has offered on its deposit products.  The Bank regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and growth strategies.

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

Derivative Financial Instruments

The Corporation offers interest rate swaps to commercial loan customers who wish to fix the interest rates on their loans, and the Corporation matches these swaps with offsetting swaps with national bank counterparties. These swaps are considered free standing derivatives and are carried at fair value on the consolidated balance sheet in other assets and other liabilities, with gains and losses recorded through other non-interest income. The swaps are not designated as hedging derivatives. Additionally, the Corporation participates in risk participation agreements with dealer banks on commercial loans in which it participates. The Corporation receives an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Corporation is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap.

The Corporation has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Derivative financial instruments with counterparties, which are not customers, are limited to a national financial institution. Cash and/or certain qualified securities are required to serve as collateral when exposures exceed $100 thousand, with a minimum collateral coverage of $150 thousand. The credit worthiness of the counterparty is reviewed internally by the Bank's credit department.

Wealth Management Strategy

With $1.856 billion of assets under management or administration at year-end 2015, including $304.1 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of non-interest income.  Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning and employee benefit administrative services.  The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

The Corporation offers an array of financial services including mutual funds, securities and insurance brokerage, tax preparation and other services through CFS, its wholly owned subsidiary

For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2015.

Market Area and Competition

The Bank operates 34 branch offices located in 11 counties in New York and Bradford County in Pennsylvania.  Bank branch offices are located in the following New York counties:  Chemung, where the Bank is headquartered, Broome, Cayuga, Cortland, Schuyler, Seneca, Steuben, Tioga and Tompkins.  The Bank also operates under the name “Capital Bank, a division of Chemung Canal Trust Company,” with branch offices located in Albany and Saratoga counties in New York.

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

Within all these market areas, the Bank encounters intense competition in the lending and deposit gathering aspects of its business from local, regional and national commercial banks and thrift institutions, credit unions and other providers of financial services, such as brokerage firms, investment companies, insurance companies and internet banking entities.  The Bank also competes with non-financial institutions, including retail stores and certain utilities that maintain their own credit programs, as well as governmental agencies that make loans to certain borrowers.  Many of these competitors are not subject to regulation as extensive as that affecting the Bank and, as a result, may have a competitive advantage over the Bank in certain respects. This is particularly true of credit unions because their pricing structure is not encumbered by the payment of income taxes.

Similarly, the competition for the Bank's wealth management services is primarily from local offices of national brokerage firms, independent investment advisors, national and regional banks as well as internet based brokerage and advisory firms.  The Bank operates full-service wealth management centers in Chemung, Broome and Albany counties in New York.

Employees

As of December 31, 2015, the Corporation and its subsidiaries employed 377 persons on a full-time equivalent basis.  None of the Corporation's employees are covered by collective bargaining agreements, and the Corporation believes that its relationship with its employees is good.

Available Information

The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation.  You may also read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F St., NE, Washington, D.C. 20549.  You may obtain information concerning the operation of the Public Reference Room by calling 1-800-SEC-0330.  In addition, we maintain a corporate web site at www.chemungcanal.com.  The Corporation makes available free of charge through Bank's web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  These items are available as soon as reasonably practicable after we electronically file or furnish such material with the SEC. These items are also available on the Bank's web site as Interactive Data Files as required pursuant to Rule 405 of Regulation S-T (§232.405).  The contents of the Bank's web site are not a part of this report.  These materials are also available free of charge by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901.

Supervision and Regulation

The Corporation and the Bank are subject to comprehensive regulation, supervision and examination by regulatory authorities. Numerous statutes and regulations apply to the Corporation’s and, to a greater extent, the Bank’s operations, including required reserves, investments, loans, deposits, issuances of securities, payments of dividends and establishment of branches. Set forth below is a brief description of some of these laws and regulations. The description does not purport to be complete, and is qualified in its entirety by reference to the text of the applicable laws and regulations.

The Corporation

Bank Holding Company Act

The Corporation is a bank holding company registered with, and subject to regulation and examination by, the FRB pursuant to the BHCA, as amended. The FRB regulates and requires the filing of reports describing the activities of bank holding companies, and conducts periodic examinations to test compliance with applicable regulatory requirements. The FRB has enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require a bank holding company to divest subsidiaries.

The Corporation generally may engage in the activities permissible for a bank holding company, which includes banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, as set forth in the FRB's Regulation Y. As the Corporation has elected financial holding company status, it may also engage in a broader range of activities that are determined by the FRB and the Secretary of the Treasury to be financial in nature or incidental to financial activities or, with the prior approval of the FRB, activities that are determined by the FRB to be complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without the prior approval of the FRB.

New York Law

The Corporation is organized under New York law and is subject to the New York Business Corporation Law, which governs the rights and obligations of directors and shareholders and other corporate matters.

The Corporation is also a bank holding company as defined in the New York Banking Law by virtue of its ownership and control of the Bank. Generally, this means that the NYSDFS must approve the Corporation’s acquisition of control of other banking institutions and similar transactions.

Federal Securities Law

The Corporation is subject to the information, reporting, proxy solicitation, insider trading, and other rules contained in the Exchange Act, the disclosure requirements of the Securities Act and the regulations of the SEC thereunder.  In addition, the Corporation must comply with the corporate governance and listing standards of the Nasdaq Stock Market to maintain the listing of its common stock on the exchange. These standards include rules relating to a listed company's board of directors, audit committees and independent director oversight of executive compensation, the director nomination process, a code of conduct and shareholder meetings.

The SEC has adopted certain proxy disclosure rules regarding executive compensation and corporate governance, with which the Corporation must comply. They include:  (i) disclosure of total compensation of key officers of the Corporation, including disclosure of restricted and unrestricted stock awards compensation; (ii) disclosure regarding any potential conflict of interest of any compensation consultants of the Corporation; (iii) disclosure regarding compensation committee independence and experience, qualifications, skills and diversity of its directors and any director nominees; (iv) “say-on-pay” disclosure; and (v) information relating to the leadership structure of the Corporation’s Board of Directors and the Board of Director’s role in the risk management process. Additionally, these rules require the Corporation to report the voting results of annual meetings in a much more timely manner on Form 8-K, rather than on a quarterly or annual report.

Sarbanes-Oxley

The Corporation is also subject to Sarbanes-Oxley.  Sarbanes-Oxley established laws affecting public companies’ corporate governance, accounting obligations, and corporate reporting by: (i) creating a federal accounting oversight body; (ii) revamping auditor independence rules; (iii) enacting new corporate responsibility and governance measures; (iv) enhancing disclosures by public companies, their directors, and their executive officers; (v) strengthening the powers and resources of the SEC; and (vi) imposing new criminal and civil penalties for securities fraud and related wrongful conduct.

The SEC has adopted regulations under Sarbanes-Oxley, including: (i) executive compensation disclosure rules; (ii) standards of independence for directors who serve on the Corporation’s audit committee; (iii) disclosure requirements as to whether at least one member of the Corporation’s audit committee qualifies as a “financial expert” as defined in the SEC regulations; (iv) whether the Corporation has adopted a code of ethics applicable to its chief executive officer, chief financial officer, or those persons performing similar functions; (v) and disclosure requirements regarding the operations of Board of Director's nominating committees and the means, if any, by which security holders may communicate with directors.

Support of Subsidiary Banks

The Dodd-Frank Act, discussed in the section of this document entitled “Additional Important Legislation and Regulation,” codifies the FRB’s long-standing policy of requiring bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Accordingly, the Corporation is expected to commit resources to support its banking subsidiaries, including at times when it may not be advantageous for the Corporation to do so.

The Bank

General

The Bank is a commercial bank chartered under the laws of New York State and is supervised by the NYSDFS.  The Bank also is a member bank of the FRB and, therefore, the FRB serves as its primary federal regulator. The FDIC insures the Bank’s deposit accounts up to applicable limits. The Bank must file reports with the FFIEC, the FRB and the FDIC concerning its activities and financial condition and must obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or sale of branch offices.  This regulatory structure gives the regulatory authorities extensive discretion in the enforcement of laws and regulations and the supervision of the Bank.

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2015, the Bank’s legal lending limit on loans to one borrower was $21.6 million for loans not fully secured by readily marketable collateral and $23.8 million for loans secured by readily marketable collateral.  The Bank’s internal limit on loans is set at $15.0 million.  At December 31, 2015, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

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

Payment of Dividends

The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation.  Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2015, approximately $14.2 million was available for the payment of dividends by the Bank to the Corporation without prior approval.  The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

Federal Reserve System

FRB member banks must maintain, with a Federal Reserve bank, reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. As of December 31, 2015, the Bank was in compliance with applicable reserve requirements. In all years preceding 2008, these reserves were maintained as vault cash or noninterest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008, the FRB announced that they would begin to pay interest on member banks’ required reserve balances, as well as excess reserve balances.

Standards for Safety and Soundness

The FRB has adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital adequacy, asset quality, management, earnings performance, liquidity and sensitivity to market risk.  In evaluating these safety and soundness standards, the FRB considers internal controls and information systems, internal audit systems, loan documentation, credit underwriting, exposure to changes in interest rates, asset growth, compensation, fees, and benefits.  In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The FRB may order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan, and if an institution fails to do so, the FRB must issue an order directing action to correct the deficiency and may issue an order directing other action. If an institution fails to comply with such an order, the FRB may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Real Estate Lending Standards

The FRB has adopted guidelines that generally require each FRB state member bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the bank and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FRB guidelines, which include loan-to-value ratios for the different types of real estate loans.

Transactions with Related Parties

The Federal Reserve Act governs transactions between the Bank and its affiliates, specifically the Corporation and CFS.  In general, an affiliate of the Bank is any company that controls, is controlled by, or is under common control with the Bank. Generally, the Federal Reserve Act limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of the Bank’s capital stock and surplus, and contains an aggregate limit of 20% of capital stock and surplus for covered transactions with all affiliates. Covered transactions include loans, asset purchases, the issuance of guarantees, and similar transactions. The Bank's loans to insiders must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features.  The loans are also subject to maximum dollar limits and must generally be approved by the Board of Directors.

Deposit Insurance

The FDIC insures the deposits of the Bank up to regulatory limits and the deposits are subject to the deposit insurance premium assessments of the DIF. The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF.  Therefore, the assessment rate may change if any of these measurements change.

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

All institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by FICO, an agency of the federal government established to recapitalize the former Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017.  The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the first quarter of 2016, due December 31, 2015, was 0.0000145% of the bank's assessment base, or average total assets less average tangible equity and allowable deductions.

Regulatory Capital Requirements

Current FRB regulations require state member banks to meet four minimum capital ratios, which are as follows:

•	4.5% Common equity Tier 1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, common equity Tier 1 plus additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to total average assets

On October 11, 2013, the FRB approved a final rule that amended the regulatory capital rules for state member banks effective January 1, 2015. The FRB approved the new capital rules in coordination with substantially identical final rules approved by the FDIC and the OCC for other types of banking organizations.  The revisions make the capital rules consistent with agreements that were reached by the Basel III and certain provisions of the Dodd-Frank Act.  In general, the new capital rules revise regulatory capital definitions and minimum ratios; redefine Tier 1 Capital as two components (common equity Tier 1 capital and additional Tier 1 capital); create a new “common equity Tier 1 risk-based capital ratio”; implement a capital conservation buffer; revise prompt corrective action thresholds; and change risk weights for certain assets and off-balance sheet exposures.

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

The Corporation is subject to FRB capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank.

In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudent standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile.  As of December 31, 2015, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

Prompt Corrective Action

The FDIA requires the federal banking agencies to resolve the problems of insured banks at the least possible loss to the DIF. The FRB has adopted prompt corrective action regulations to carry out this statutory mandate. The FRB’s regulations authorize, and in some situations, require, the FRB to take certain supervisory actions against undercapitalized state member banks, including the imposition of restrictions on asset growth and other forms of expansion. The prompt corrective action regulations place state member banks in one of the following five categories based on the bank’s capital:

•	well capitalized

•	adequately capitalized

•	undercapitalized

•	significantly undercapitalized

•	critically undercapitalized

The capital rules described above under “Regulatory Capital Requirements” maintained the existing general structure of the current prompt corrective action framework and increased some of the thresholds for the prompt corrective action capital categories. For example, an adequately capitalized bank is required to maintain a Tier 1 risk-based capital ratio of 6.0% (increased from the current level of 4.0%). The rule also introduced the common equity Tier 1 capital ratio as a new prompt corrective action capital category threshold.

As an institution’s capital decreases within the three undercapitalized categories listed above, the severity of the action that is authorized or required to be taken by the FRB for state member banks under the prompt corrective action regulations increases. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FRB is required to monitor closely the condition of an undercapitalized institution and to restrict the growth of its assets.

An undercapitalized state member bank is required to file a capital restoration plan with the FRB within 45 days (or other timeframe prescribed by the FRB) of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by its parent holding company, subject to a cap on the guarantee that is the lesser of: (i) an amount equal to 5.0% of the bank’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the bank’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels are defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2015.

Community Reinvestment Act

Under the federal CRA, the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The FRB periodically assesses the Bank's compliance with CRA requirements.  The Bank received a “satisfactory” rating for CRA on its last performance evaluation conducted by the FRB as of May 19, 2014.

Fair Lending and Consumer Protection Laws

The Bank must also comply with the federal Equal Credit Opportunity Act and the New York Executive Law, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. In addition, the Bank is subject to a number of federal statutes and regulations implementing them, which are designed to protect the general public, borrowers, depositors, and other customers of depository institutions. These include the Bank Secrecy Act, the Truth in Lending Act, the Home Ownership and Equity Protection Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfers Act, the FCRA, the Right to Financial Privacy Act, the Expedited Funds Availability Act, the Flood Disaster Protection Act, the Fair Debt Collection Practices Act, Helping Families Save Their Homes Act, and the Consumer Protection for Depository Institutions Sales of Insurance regulation.  The FRB and, in some instances, other regulators, including the U.S. Department of Justice, the FTC, the CFPB and state Attorneys General, may take enforcement action against institutions that fail to comply with these laws.

Prohibitions against Tying Arrangements

Subject to some exceptions, regulations under the BHCA and the Federal Reserve Act prohibit  banks from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Privacy Regulations

Regulations under the Federal Reserve Act generally require the Bank to disclose its privacy policy.  The policy must identify with whom the Bank shares its customers’ “nonpublic personal information”, at the time of establishing the customer relationship and annually thereafter. In addition, the Bank must provide its customers with the ability to “opt out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes.  The Bank’s privacy policy complies with Federal Reserve Act regulations.

The USA PATRIOT Act

The Bank is subject to the USA PATRIOT Act, which gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act imposes affirmative obligations on financial institutions, including the Bank, to establish anti-money laundering programs which require: (i) the establishment of internal policies, procedures, and controls; (ii) the designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program. The FRB must consider the Bank’s effectiveness in combating money laundering when ruling on merger and other applications.

CFS

CFS is subject to supervision by other regulatory authorities as determined by the activities in which it is engaged.  Insurance activities are supervised by the NYSDFS, and brokerage activities are subject to supervision by the SEC and FINRA.

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

Consumer Financial Protection Bureau Rules

The Dodd-Frank Act created the CFPB, with wide-ranging powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakened the federal preemption rules that had been applicable to national banks and federal savings associations, especially with respect to the applicability of state consumer protection laws, and gives state attorneys general certain powers to enforce federal consumer protection regulations.

The CFPB has issued several new rules pursuant to the Dodd-Frank Act concerning the regulation of mortgage markets in the U.S. The rules amend several existing regulations, including Regulation Z, which implements the Truth in Lending Act, Regulation X, which implements the Real Estate Settlement Procedures Act and Regulation B, which implements the Equal Credit Opportunity Act.  The CFPB has also issued amendments to Regulation P, which governs information privacy and Regulation E, which implements the Electronic Funds Transfers Act. The CFPB may from time to time issue additional amendments or new rules that will affect the Corporation's business practices.

In December 2013, the FRB and the SEC released final rules to implement certain provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions.  At December 31, 2015, the Corporation was not engaged in any activities and it did not have any ownership interests in any funds that are not permitted under the Volcker Rule.

In 2013, the CFPB issued a final rule amending Regulation Z (which implements TILA) and Regulation X (which implements RESPA). In 2015, the CFPB issued a final rule, effective October 3, 2015, specifying mandatory new procedures for the making of these disclosures. The purpose of the new rule, known as the TRID Rule, is to integrate certain disclosures for closed-end credit extended against real property, the appraisal notice required under the ECOA, and the servicing notice required under RESPA in two new forms: a Loan Estimate that must be provided to a consumer within a specified time after receiving his or her application, and a Closing Disclosure that must be provided at least three days before the loan is closed. The TRID Rule general applies to all lenders, including the Bank, that extended credit to consumers 25 or more times in the preceding or current year.

Securities and Exchange Commission Rules

As discussed above under “Federal Securities Law,” pursuant to the Dodd-Frank Act, the SEC issued regulations that provide the shareholders of public companies with an advisory vote on: i) executive compensation ("say-on-pay"); ii) the desired frequency of say-on-pay; and iii) compensation arrangements and understandings in connection with merger transactions, known as "golden parachute" arrangements. Additionally, the SEC has issued regulations effective January 1, 2017 requiring companies subject to the reporting rules of the SEC to disclose to shareholders the ratio of compensation of the chief executive officer to the median compensation of employees. The SEC has also adopted corporate governance regulations that provide to shareholders of companies subject to the SEC’s proxy rules: i) the opportunity to nominate directors at a shareholder meeting and to have their nominees included in the company proxy materials sent to all shareholders; and ii) the ability to use the shareholder proposal process to establish procedures for the inclusion of shareholder director nominations in company proxy materials.

Banking Agency Rules

As discussed above under “Regulatory Capital Requirements,” pursuant to the Dodd-Frank Act, the FRB and the other federal banking agencies have established minimum leverage and risk-based capital requirements for insured depository institutions and bank holding companies.

The Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with total assets in excess of $1.0 billion that encourages excessive risk-taking that could lead to a material financial loss.  In April 2011, the FRB, along with other federal banking supervisors, issued a joint notice of proposed rulemaking implementing those requirements.

Many other provisions of the Dodd-Frank Act still require extensive rulemaking, guidance and interpretation by regulatory agencies. Accordingly, in many respects, the ultimate impact of the legislation and its effects on the Corporation and the Bank remain uncertain. The Corporation continues to closely monitor and evaluate regulatory developments. Such developments could adversely affect its financial condition and results of operations through significant increases in its regulatory compliance costs.

Gramm-Leach-Bliley Act

Under the privacy and data security provisions of the Financial Modernization Act of 1999, also known as the GLB Act, and rules promulgated thereunder, all financial institutions, including the Corporation, the Bank and CFS are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and to protect customer data from unauthorized access. In addition, the FCRA, as amended by the FACT Act, includes many provisions affecting the Corporation, Bank, and/or CFS including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions.  For instance, the FCRA requires persons subject to the FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRB and the FTC have extensive rulemaking authority under the FACT Act, and the Corporation and the Bank are subject to the rules that have been promulgated by the FRB and FTC thereunder, including recent rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate the risk of identity theft through red flags. The Corporation has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and the FCRA.

The GLB Act and the FCRA also impose requirements regarding data security and the safeguarding of customer information. The Bank is subject to the Security Guidelines, which implement section 501(b) of the GLB Act and section 216 of the FACT Act. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity and the proper disposal of customer information.  The Bank believes it is in compliance with all such standards.

ITEM 1A.  RISK FACTORS

The Corporation’s business is subject to many risks and uncertainties.  Although the Corporation seeks ways to manage these risks and develop programs to control those that management can control, the Corporation ultimately cannot predict the extent to which these risks and uncertainties could affect the Corporation's results.  Actual results may differ materially from management's expectations.  The material risks and uncertainties that management believes affect the Corporation are discussed below.  You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

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

At December 31, 2015, the Corporation’s portfolio of commercial real estate and business loans totaled $699.7 million or 59.9% of total loans.  The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operations and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans.  The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

The allowance for loan losses may prove to be insufficient to absorb losses in the loan portfolio.

The Corporation’s customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance.  Hence, the Corporation may experience significant loan losses, which could have a material adverse effect on the Corporation's operating results.  Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the amount of the allowance for loan losses, management relies on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors.  If these assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Corporation’s loan portfolio, resulting in additions to the allowance.  Material additions to the allowance would materially decrease net income.

The Corporation’s emphasis on the origination of commercial loans is one of the more significant factors in evaluating its allowance for loan losses.  As the Corporation continues to increase the amount of these loans, additional or increased provisions for loan losses may be necessary, which could result in a decrease in earnings.

Bank regulators periodically review the Corporation’s allowance for loan losses and may require the Corporation to increase its provision for loan losses or loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Corporation's results of operations and/or financial condition.

Changes in interest rates could adversely affect the Corporation’s results of operations and financial condition.

The Corporation’s results of operations and financial condition are significantly affected by changes in interest rates.  The Corporation's financial results depend substantially on net interest income, which is the difference between the interest income that it earns on interest-earning assets and the interest expense paid on interest-bearing liabilities.  If the Corporation’s interest-earning assets mature or reprice more quickly than its interest-bearing liabilities in a given period as a result of decreasing interest rates, net interest income may decrease.  Likewise, net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.  The Corporation has taken steps to mitigate this risk, such as holding fewer longer-term residential mortgages, as well as investing excess funds in shorter-term investments.

Changes in interest rates also affect the fair value of the Corporation’s interest-earning assets and, in particular, its investment securities available for sale.  Generally, the fair value of investment securities fluctuates inversely with changes in interest rates.  Decreases in the fair value of investment securities available for sale, therefore, could have an adverse effect on its shareholders’ equity or earnings if the decrease in fair value is deemed to be other than temporary.

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

Strong competition within the Corporation's industry and market area could limit its growth and profitability.

The Corporation faces substantial competition in all phases of its operations from a variety of different competitors.  Future growth and success will depend on the ability to compete effectively in this highly competitive environment. The Corporation competes for deposits, loans and other financial services with a variety of banks, thrifts, credit unions and other financial institutions as well as other entities, which provide financial services.  Some of the financial institutions and financial services organizations with which the Corporation competes with are not subject to the same degree of regulation as the Corporation. Many competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

The Corporation’s growth strategy may not prove to be successful and its market value and profitability may suffer.

As part of the Corporation's strategy for continued growth, it may open additional branches.  New branches do not initially contribute to operating profits due to the impact of overhead expenses and the start-up phase of generating loans and deposits.  To the extent that additional branches are opened, the Corporation may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Corporation's levels of net income, return on average equity and return on average assets.

In addition, the Corporation may acquire banks and related businesses that it believes provide a strategic fit with its business, such as the 2011 acquisition of FOFC and the 2013 acquisition of six branches from Bank of America.  To the extent that the Corporation grows through acquisitions, it cannot provide assurance that such strategic decisions will be accretive to earnings.

Compliance with the Dodd-Frank Act may increase the Corporation’s costs of operations and adversely affect the Corporation’s earnings and financial condition.

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act created the CFPB, tightened capital standards, imposed clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

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

Currently, the Corporation and its subsidiaries are subject to extensive regulation, supervision, and examination by regulatory authorities.  For example, the FRB regulates the Corporation and the FRB, the FDIC and the NYSDFS regulate the Bank.  Such regulators govern the activities in which the Corporation and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Corporation and its operations.  The Corporation believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations.  As the Corporation's business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change.  There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Corporation's business, financial condition or prospects.

The capital requirement changes from Basel III discussed in Item 1 - “Business-Supervision and Regulation,” could have a material adverse impact on the Corporation. Even though the Bank exceeds current and proposed minimum regulatory capital levels, adverse changes to residential mortgage risk weights, new requirements for common equity capital, inclusion of accumulated other comprehensive income in regulatory capital, the phase out of trust preferred securities, along with the adoption of new capital conservation buffers would reduce the Bank's current capital position and over time could cause the Bank to fail to meet minimum regulatory requirements. These capital positions are subject to volatility due to changes in interest rates and credit spreads.  Although there is a phase-in period in the proposed rules, other factors such as the low interest rate environment, slow economic recovery, and further constraints on profitability by regulators could impact the Bank's ability to meet the new regulatory minimums once the phase-in periods have ended.

The Corporation is a holding company and depends on its subsidiaries for dividends, distributions and other payments.

The Corporation is a legal entity separate and distinct from the Bank and other subsidiaries.  Its principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders. FRB regulations affect the ability of the Bank to pay dividends and other distributions and to make loans to the Corporation.  If the Bank is unable to make dividend payments to the Corporation and sufficient capital is not otherwise available, it may not be able to make dividend payments to the Corporation's common shareholders.

The Corporation holds certain intangible assets that could be classified as impaired in the future.  If these assets are considered to be either partially or fully impaired in the future, its earnings and the book values of these assets would decrease.

The Corporation is required to test its goodwill and core deposit intangible assets for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of its common stock, the estimated net present value of its assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions.  If an impairment determination is made in a future reporting period, its earnings and the book value of these intangible assets would be reduced by the amount of the impairment.  If an impairment loss is recorded, it will have little or no impact on the tangible book value of the Corporation's common shares or its regulatory capital levels, but such an impairment loss could significantly restrict the Bank from paying a dividend to the Corporation.

Financial counterparties expose the Corporation to risks.

The Corporation has increased its use of derivative financial instruments, primarily interest rate swaps, which exposes it to financial and contractual risks with counterparty banks. The Corporation maintains correspondent bank relationships, manages certain loan participations, engages in securities transactions, and engages in other activities with financial counterparties that are customary to its industry. Financial risks are inherent in these counterparty relationships.

The Corporation may not be able to attract and retain skilled people.

The Corporation's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Corporation engages can be intense and it may not be able to hire people or to retain them.  The unexpected loss of services of one or more of the Corporation's key personnel could have a material adverse impact on the business because it would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.

The Corporation's controls and procedures may fail or be circumvented, which may result in a material adverse effect on its business.

Management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.

The Corporation continually encounters technological change and the failure to understand and adapt to these changes could adversely affect its business.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  The Corporation's future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations.  Many competitors have substantially greater resources to invest in technological improvements.  There can be no assurance that the Corporation will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation's business and, in turn, its financial condition and results of operations.

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

Provisions of the Corporation's certificate of incorporation, bylaws, as well as New York law and certain banking laws, could delay or prevent a takeover of the Corporation by a third party.

Provisions of the Corporation’s certificate of incorporation and bylaws, New York law, and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Corporation, despite the possible benefit to the Corporation’s shareholders, or otherwise adversely affect the market price of the Corporation’s common stock. These provisions include: a two-thirds affirmative vote of all outstanding shares of Corporation stock for certain business combinations; a supermajority shareholder vote of 75% of outstanding stock for business combinations involving 10% shareholders; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to the Corporation’s Board of Directors and for proposing matters that shareholders may act on at a shareholder meeting. In addition, the Corporation is subject to New York law, which among other things prohibits the Corporation from engaging in a business combination with any interested stockholder for a period of five years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for the Corporation’s common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of the Corporation’s common stock. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors other than candidates nominated by the Board of Directors.

The risks presented by acquisitions could adversely affect the Corporation's financial condition and results of operations.

The business strategy of the Corporation has included and may continue to include growth through acquisition from time to time. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things: its ability to realize anticipated cost savings, the difficulty of integrating operations and personnel, the loss of key employees, the potential disruption of its or the acquired company’s ongoing business in such a way that could result in decreased revenues, the inability of its management to maximize its financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

Severe weather and other natural disasters can affect the Corporation’s business.

The Corporation's main office and its branch offices can be affected by natural disasters such as severe storms and flooding.  These kinds of events could interrupt the Corporation's operations, particularly its ability to deliver deposit and other retail banking services to its customers and as a result, the Corporation's business could suffer serious harm.  While the Corporation maintains adequate insurance against property and casualty losses arising from most natural disasters, and it has successfully overcome the challenges caused by past flooding in Central New York, there can be no assurance that it will be as successful if and when disasters occur.

The Corporation's accounting policies and estimates are critical to how the Corporation reports its financial condition and results of operations, and any changes to such accounting policies and estimates could materially affect how the Corporation reports its financial condition and results of operations.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. The Corporation has established detailed policies and control procedures that are intended to ensure that these critical accounting estimates and judgments are well controlled and applied consistently. In addition, these policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding its judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on the Corporation's financial condition and results of operations. In addition, the Corporation cannot guarantee that it will not be required to adjust accounting policies or restate prior financial statements.

Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of the Corporation's financial statements. The ongoing economic recession has resulted in increased scrutiny of accounting standards by legislators and the Corporation's regulators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between GAAP and International Financial Reporting Standards may result in changes to GAAP. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, resulting in its restating prior period financial statements or otherwise adversely affecting its financial condition or results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

All properties owned or leased by the Bank are considered to be in good condition.  For additional information about the Corporation’s facilities, including rental expenses, see "Note 5 Premises and Equipment" in Notes to Consolidated Financial Statements in Part IV, Item  15. Exhibits and Financial Statement Schedules of this report.  The Corporation holds no real estate in its own name.

Corporate Headquarters Executive and Administrative Offices
One Chemung Canal Plaza, Elmira, NY 14901

New York

Albany County	Saratoga County
*132 State St., Albany, NY 12207	*7 Southside Dr., Clifton Park, NY 12065
*65 Wolf Rd., Albany, NY 12205
*581 Loudon Rd., Latham, NY 12110	Schuyler County
*1365 New Scotland Rd., Slingerlands, NY 12159	318 N. Franklin St., Watkins Glen, NY 14891
303 W. Main St., Montour Falls, NY 14865
Broome County
*127 Court St., Binghamton, NY 13901	Seneca County
*601-635 Harry L. Dr., Johnson City, NY 13790 (Oakdale Mall)	Seneca Falls-54 Fall St., Seneca Falls, NY 13148
*100 Rano Blvd., Vestal, NY 13850
Steuben County
Cayuga County	*410 West Morris St., Bath, NY 14810
*120 Genesee St., Auburn, NY 13021	149 West Market St., Corning, NY 14830
185 Grant Ave., Auburn, NY 13021	243 North Hamilton St., Painted Post, NY 14870

Chemung County	Tioga County
One Chemung Canal Plaza, Elmira, NY 14901	203 Main St., Owego, NY 13827
628 W. Church St., Elmira, NY 14905	*1054 State Route 17C, Owego, NY 13827
437 Maple St., Big Flats, NY 14814	405 Chemung St., Waverly, NY 14892
951 Pennsylvania Ave., Elmira, NY 14904
100 W. McCann's Blvd., Elmira Heights, NY 14903	Tompkins County
29 Arnot Rd., Horseheads, NY 14845	806 W. Buffalo St., Ithaca, NY 14850
602 S. Main St., Horseheads, NY 14845	304 Elmira Rd., Ithaca, NY 14850
*909 Hanshaw Rd., Ithaca, NY 14850
Cortland County	*202 E. State St., Ithaca, NY 14850 (The Commons)
*1094 State Rte. 222, Cortland, NY 13045

Pennsylvania

Bradford County
5 West Main St., Canton, PA 17724
304 Main St., Towanda, PA 18848
159 Canton St., Troy, PA 16947

CFS Group
*136 State St., Albany, NY 12207
One Chemung Canal Plaza, Elmira, NY 14901
628 W. Church St., Elmira, NY 14905

* Leased facilities and/or property

Leased Off-Site ATM Locations
Elmira-Corning Regional Airport	Big Flats, NY
Corning Community College	Corning, NY
Elmira College	Elmira, NY
E-Z Food Mart	Elmira, NY
Hardinge Inc. (employees only)	Elmira, NY
Quality Beverage	Elmira, NY
Collegetown Bagels	Ithaca, NY
Ithaca College	Ithaca, NY
Lansing Market	Lansing, NY
Schuyler Hospital	Montour Falls, NY

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  The Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's stock is traded on the Nasdaq Global Market under the symbol "CHMG."

The table below shows the price ranges for the Corporation’s common stock during each of the indicated quarters. The information is based upon the high and low closing sale prices reported by the Nasdaq Global Market.

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2015	High	Low	Dividends
4th Quarter	$28.44	$26.31	$0.26
3rd Quarter	28.50	26.07	0.26
2nd Quarter	27.68	26.01	0.26
1st Quarter	28.74	26.93	0.26

December 31, 2014	High	Low	Dividends
4th Quarter	$30.70	$27.38	$0.26
3rd Quarter	31.14	27.00	0.26
2nd Quarter	31.20	27.00	0.26
1st Quarter	35.90	26.81	0.26

Under New York law, the Corporation may pay dividends on our common stock either: (i) out of surplus, so that the Corporation’s net assets remaining after such payment equal the amount of its stated capital, or (ii) if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Our payment of dividends on our common stock is dependent, in large part, upon receipt of dividends from the Bank, which is subject to certain restrictions which may limit its ability to pay us dividends.  See Item 1, “Business – Supervision and Regulation-The Bank-Payment of Dividends” for an explanation of legal limitations on the Bank’s ability to pay dividends.

As of February 29, 2016, there were 1,497 registered holders of record of the Corporation's stock, which includes 918 Non-Objecting Beneficial Owners held in street name.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/15-10/31/15	—	$—	—	121,906
11/1/15-11/30/15	—	$—	—	121,906
12/1/15-12/31/15	1,184	$27.62	—	121,906
Quarter ended 12/31/15	1,184	$27.62	—	121,906

On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the year ending December 31, 2015, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

Included above are 1,184 shares purchased in December 2015, at an average cost of $27.62, from employees who participate in the Corporation's restricted stock plan to cover related employee payroll taxes associated with those participants' vesting in shares granted under the plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index and SNL $1B - $5B Bank Index for the period of five years commencing December 31, 2010.

		Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Chemung Financial Corporation	100.00	105.27	144.24	170.24	142.93	147.63
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92
SNL Bank $1B-$5B	100.00	91.50	112.45	163.52	170.98	191.39

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2010.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.  The selected financial data is derived from our audited consolidated financial statements.  The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

	SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31,
(in thousands)	2015	2014	2013	2012	2011
Total assets	$1,619,964	$1,524,539	$1,476,143	$1,248,160	$1,216,260
Loans, net of deferred fees	1,168,633	1,121,574	995,866	893,517	796,915
Investment securities	349,386	286,338	352,511	245,434	289,182
FHLBNY and FRBNY stock	4,797	5,535	4,482	4,710	5,509
Deposits	1,400,295	1,280,014	1,266,256	1,047,497	1,001,053
Securities sold under agreements to repurchase	28,453	29,652	32,701	32,711	37,107
FHLBNY advances	33,103	50,140	25,243	27,225	43,344
Long term capital lease obligation	2,873	2,976	—	—	—
Shareholders' equity	137,242	133,628	138,578	131,115	125,929

	SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2015	2014	2013	2012	2011
Net interest income	$50,642	$49,568	$46,631	$46,842	$43,915
Provision for loan losses	1,571	3,981	2,755	828	958
Net interest income after provision for loan losses	49,071	45,587	43,876	46,014	42,957

Wealth management group fee income	8,522	7,747	7,344	6,827	6,710
Service charges on deposit accounts	4,886	5,281	4,706	4,241	4,282
Interchange revenue from debit card transactions	3,307	3,360	2,562	2,385	2,423
Securities gains, net	372	6,869	16	301	1,108
Other income	3,360	3,499	3,449	3,434	2,941
Total non-interest income	20,447	26,756	18,077	17,188	17,464

Legal settlements	—	4,250	—	—	—
Merger and acquisition related expenses	—	115	1,387	30	2,255
Other operating expenses	55,427	56,112	48,013	46,765	42,595
Total non-interest expense	55,427	60,477	49,400	46,795	44,850
Income before income tax expense	14,091	11,866	12,553	16,407	15,571
Income tax expense	4,658	3,709	3,822	5,385	5,033
Net income	$9,433	$8,157	$8,731	$11,022	$10,538

	SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013	2012	2011	2010	% Change 2014 To 2015	Compounded Annual Growth 5 Years
Earnings per share (1)	$2.00	$1.74	$1.87	$2.38	$2.40	$2.80	14.9%	(5.5)%
Dividends declared	1.04	1.04	1.04	1.00	1.00	1.00	—%	0.7%
Tangible book value (2)	23.53	22.71	23.63	22.40	21.07	22.90	3.6%	0.5%
Book Value	28.96	28.44	29.67	28.20	27.14	26.92	1.8%	1.2%
Market price at 12/31	27.50	27.66	34.17	29.89	22.75	22.30	(0.6)%	3.6%
Common shares outstanding at period end (in thousands) (3)	4,739	4,699	4,671	4,649	4,641	3,619	0.9%	4.6%
Weighted average shares outstanding (in thousands)	4,719	4,683	4,660	4,641	4,383	3,607	0.8%	4.6%
(1) Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share.
(2)  Tangible book value is total shareholders’ equity less goodwill and other intangible assets divided by common shares outstanding.
(3) All issuable shares including those related to directors’ restricted stock units and directors’ stock compensation.

	SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
Return on average assets	0.60%	0.54%	0.67%	0.88%	0.90%
Return on average equity	6.84%	5.74%	6.50%	8.41%	8.77%
Dividend yield at year end	3.78%	3.76%	3.08%	4.20%	4.40%
Dividend payout	51.34%	58.80%	41.04%	51.84%	38.50%
Total capital to risk adjusted assets	12.26%	11.84%	12.10%	13.10%	13.28%
Tier I capital to risk adjusted assets	11.01%	10.59%	10.57%	11.68%	11.84%
Tier I leverage ratio	7.83%	7.78%	8.08%	8.74%	8.27%
Average equity to average assets	8.74%	9.43%	10.28%	10.46%	10.23%
Year-end equity to year-end assets ratio	8.47%	8.77%	9.39%	10.50%	10.35%
Loans to deposits	83.46%	87.62%	78.65%	85.30%	79.61%
Allowance for loan losses to total loans	1.22%	1.22%	1.28%	1.17%	1.21%
Allowance for loan losses to non-performing loans	116.58%	175.96%	150.11%	172.96%	70.97%
Non-performing assets to total assets	0.85%	0.71%	0.61%	0.53%	1.19%
Net interest rate spread	3.36%	3.48%	3.78%	3.96%	3.92%
Net interest margin	3.46%	3.59%	3.91%	4.14%	4.13%
Efficiency ratio (1)	76.18%	78.75%	72.52%	70.92%	68.11%
(1) Efficiency ratio is non-interest expense less merger and acquisition related expenses less amortization of intangible assets less legal settlement divided by the total of fully taxable equivalent net interest income plus non-interest income less net gain on securities transactions less gain from bargain purchase less gain on liquidation of trust preferred securities.

The following tables summarize the Corporation’s unaudited net income and basic earnings per share at each quarter end for the years 2015 and 2014:

	2015
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$13,234	$13,519	$13,595	$13,896
Interest expense	892	872	904	934
Net interest income	12,342	12,647	12,691	12,962
Provision for loan losses	390	259	307	615
Net interest income after provision for loan losses	11,952	12,388	12,384	12,347
Total other operating income	5,186	5,326	4,912	5,023
Total other operating expenses	13,736	13,823	13,634	14,234
Income before income tax expense	3,402	3,891	3,662	3,136
Income tax expense	1,126	1,314	1,211	1,007
Net income	$2,276	$2,577	$2,451	$2,129
Basic and diluted earnings per share	$0.48	$0.55	$0.52	$0.45

	2014
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$12,954	$12,996	$13,341	$13,922
Interest expense	921	921	915	888
Net interest income	12,033	12,075	12,426	13,034
Provision for loan losses	639	1,103	589	1,650
Net interest income after provision for loan losses	11,394	10,972	11,837	11,384
Total other operating income	4,964	5,406	4,986	11,400
Total other operating expenses	13,343	13,579	17,763	15,792
Income (loss) before income tax expense (benefit)	3,015	2,799	(940)	6,992
Income tax expense (benefit)	951	869	(621)	2,510
Net income (loss)	$2,064	$1,930	$(319)	$4,482
Basic and diluted earnings (loss) per share	$0.44	$0.41	$(0.07)	$0.96

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is the MD&A of the Corporation in this Form 10-K for the years ended December 31, 2015 and 2014. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes, for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 1-4.

The MD&A included in this Form 10-K contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporations’ management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below.

The Corporation has been a financial holding company since 2000, and the Bank was established in 1833 and CFS in 2001. Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services. The Bank relies substantially on a foundation of locally generated deposits. The Corporation, on a stand-alone basis, has minimal results of operations. The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

Forward-looking Statements
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2015 Annual Report on Form 10-K. These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Financial Highlights

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except per share data)	2015	2014	2013
RESULTS OF OPERATIONS
Interest income	$54,244	$53,213	$50,663
Interest expense	3,602	3,645	4,032
Net interest income	50,642	49,568	46,631
Provision for loan losses	1,571	3,981	2,755
Net interest income after provision for loan losses	49,071	45,587	43,876
Non-interest income	20,447	26,756	18,077
Non-interest expense	55,427	60,477	49,400
Income before income tax expense	14,091	11,866	12,553
Income tax expense	4,658	3,709	3,822
Net income	$9,433	$8,157	$8,731

Basic and diluted earnings per share	$2.00	$1.74	$1.87
Average basic and diluted shares outstanding	4,719	4,683	4,660

PERFORMANCE RATIOS
Return on average assets	0.60%	0.54%	0.67%
Return on average equity	6.84%	5.74%	6.50%
Return on average tangible equity (a)	8.45%	7.12%	8.12%
Efficiency ratio (b)	76.18%	78.75%	72.52%
Non-interest expense to average assets (c)	3.51%	3.73%	3.78%
Loans to deposits	83.46%	87.62%	78.65%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.24%	4.43%	4.80%
Yield on investments	1.91%	1.98%	2.29%
Yield on interest-earning assets	3.71%	3.85%	4.25%
Cost of interest-bearing deposits	0.20%	0.22%	0.30%
Cost of borrowings	2.85%	2.83%	2.42%
Cost of interest-bearing liabilities	0.35%	0.37%	0.47%
Interest rate spread	3.36%	3.48%	3.78%
Net interest margin, fully taxable equivalent	3.46%	3.59%	3.91%

CAPITAL
Total equity to total assets at end of period	8.47%	8.77%	9.39%
Tangible equity to tangible assets at end of period (a)	6.99%	7.13%	7.62%

Book value per share	$28.96	$28.44	$29.67
Tangible book value per share	23.53	22.71	23.63
Period-end market value per share	27.50	27.66	34.17
Dividends declared per share	1.04	1.04	1.04

AVERAGE BALANCES
Loans (d)	$1,141,992	$1,066,379	$942,908
Earning assets	1,477,529	1,399,285	1,209,673
Total assets	1,577,831	1,506,324	1,306,367
Deposits	1,367,717	1,297,443	1,092,840
Total equity	137,891	142,046	134,285
Tangible equity (a)	111,583	114,492	107,576

ASSET QUALITY
Net charge-offs (recoveries)	$997	$3,071	$412
Non-performing loans (e)	12,232	7,778	8,511
Non-performing assets (f)	13,762	10,843	9,055
Allowance for loan losses	14,260	13,686	12,776

Annualized net charge-offs to average loans	0.09%	0.29%	0.04%
Non-performing loans to total loans	1.05%	0.69%	0.86%
Non-performing assets to total assets	0.85%	0.71%	0.61%
Allowance for loan losses to total loans	1.22%	1.22%	1.28%
Allowance for loan losses to non-performing loans	116.58%	175.96%	150.01%

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

(c) For the non-interest expense to average assets ratio, non-interest expense does not include legal settlement expense. See footnote 15 for further discussion.
(d) Loans include loans held for sale. Loans do not reflect the allowance for loan losses.
(e) Non-performing loans include non-accrual loans only.
(f) Non-performing assets include non-performing loans plus other real estate owned.

Executive Summary
This executive summary of the MD&A includes selected information and may not contain all of the information that is important to readers of this Form 10-K. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Corporation, this Form 10-K should be read in its entirety.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2015	2014	Change	Percentage Change
Net interest income	$50,642	$49,568	$1,074	2.2%
Non-interest income	20,447	26,756	(6,309)	(23.6)%
Non-interest expense	55,427	60,477	(5,050)	(8.4)%
Pre-provision income	15,662	15,847	(185)	(1.2)%
Provision for loan losses	1,571	3,981	(2,410)	(60.5)%
Income tax expense	4,658	3,709	949	25.6%
Net income	$9,433	$8,157	$1,276	15.6%

Basic and diluted earnings per share	$2.00	$1.74	$0.26	14.9%

Selected financial ratios
Return on average assets	0.60%	0.54%
Return on average equity	6.84%	5.74%
Net interest margin, fully taxable equivalent	3.46%	3.59%
Efficiency ratio	76.18%	78.75%
Non-interest expense to average assets	3.51%	3.73%

Net income for the year ended December 31, 2015 was $9.4 million, or $2.00 per share, compared with net income of $8.2 million, or $1.74 per share, for the prior year. Return on equity for the year was 6.84%, compared with 5.74% for the prior year. The increase in net income from the prior year was driven by a reduction in non-interest expense, mostly due to the $4.3 million WMG legal settlement in 2014, and higher net interest income and a reduction in the provision for loan losses, partially offset by a reduction in non-interest income, mostly due to the gain on the sale of securities, and an increase in income tax expense.

Net interest income
Net interest income increased $1.1 million, or 2.2%, compared with the prior year. The increase was due primarily to an increase of $78.2 million in average interest-earning assets, offset by a 13 basis point decline in net interest margin.

Non-interest income
Non-interest income decreased $6.3 million, or 23.6%, compared to the prior year. The decrease was due primarily to decreases in net gains on securities transactions, service charges on deposit accounts and other non-interest income, offset by an increase in WMG fee income.

Non-interest expense
Non-interest expense decreased $5.1 million million, or 8.4%, compared to the prior year. The decrease was due primarily to the $4.3 million legal settlement that occurred in 2014, relating to WMG, and a decline in professional services, amortization of intangibles, marketing and advertising, and other non-interest expense. These items were offset by increases in pension and other employee benefits, data processing expense and other real estate owned expenses. For the years ended December 31, 2015 and 2014, non-interest expense to average assets was 3.51% and 3.73%, respectively.

Provision for loan losses
The provision for loan losses decreased $2.4 million, or 60.5%, compared to the prior year. The decrease was the result of lower specific allocations for PCI loans and lower net charge-offs during the year. Net charge-offs were $1.0 million, compared with $3.1 million for the prior year.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2014	2013	Change	Percentage Change
Net interest income	$49,568	$46,631	$2,937	6.3%
Non-interest income	26,756	18,077	8,679	48.0%
Non-interest expense	60,477	49,400	11,077	22.4%
Pre-provision income	15,847	15,308	539	3.5%
Provision for loan losses	3,981	2,755	1,226	44.5%
Income tax expense	3,709	3,822	(113)	(3.0)%
Net income	$8,157	$8,731	$(574)	(6.6)%

Basic and diluted earnings per share	$1.74	$1.87	$(0.13)	(7.0)%

Selected financial ratios
Return on average assets	0.54%	0.67%
Return on average equity	5.74%	6.50%
Net interest margin, fully taxable equivalent	3.59%	3.91%
Efficiency ratio	78.75%	72.52%
Non-interest expense to average assets	3.73%	3.78%

Net income for the year ended December 31, 2014 was $8.2 million, or $1.74 per share, compared with $8.7 million, or $1.87 per share, for the same period in the prior year. Return on equity for the year ended December 31, 2014 was 5.74%, compared with 6.50% for the same period in the prior year. The decrease in net income from the same period in the prior year was driven by an increase in non-interest expense and provision for loan losses, offset by increases in net interest income and non-interest income, along with a reduction in income tax expense.

Net interest income
Net interest income increased $2.9 million, or 6.3%, compared with the same period in the prior year. The increase was due primarily to an increase of $189.6 million in average interest-earning assets, offset by a 32 basis point decline in net interest margin.

Non-interest income
Non-interest income increased $8.7 million, or 48.0%, compared to the same period in the prior year. The increase was due to increases in WMG fee income, service charges on deposit accounts, net gains on securities transactions, and other non-interest income, offset by a decrease in net gain on sales of loans held for sale.

Non-interest expense
Non-interest expense increased $11.1 million, or 22.4%, compared to the same period in the prior year. The increase was primarily due to a legal settlement of $4.3 million in 2014, salaries and wages, net occupancy expenses, furniture and equipment expenses, data processing expense, professional services, amortization of intangible assets, FDIC insurance and other non-interest expense. These items were offset by decreases in pension and other employee benefits and merger and acquisition related expenses.

Provision for loan losses
The provision for loan losses increased $1.2 million, or 44.5%, compared to the same period in the prior year. The increase was the result of additional impairments on commercial loans and growth in the loan portfolio. Net charge-offs were $3.1 million, compared with $0.4 million for the same period in the prior year.

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2015 and 2014. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see pages 16-21.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2015	2014	Change	Percentage Change
Interest and dividend income	$54,244	$53,213	$1,031	1.9%
Interest expense	3,602	3,645	(43)	(1.2)%
Net interest income	$50,642	$49,568	$1,074	2.2%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2015 totaled $50.6 million, an increase of $1.1 million, or 2.2%, compared with $49.6 million for the same period in the prior year. Fully taxable equivalent net interest margin was 3.46% for the year ended December 31, 2015 compared with 3.59% for the same period in the prior year. The increase in net interest income was due primarily to interest income from the commercial loan portfolio, as the year-to-date average commercial loan balance increased $88.6 million when compared to the prior year. The decline in interest margin was a result of the commercial loan portfolio repricing to current market rates. The yield on average interest-earning assets and cost of average interest-bearing liabilities decreased 14 and two basis points, respectively. Average interest-earning assets increased $78.2 million compared to the prior year, primarily in commercial loans.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2014	2013	Change	Percentage Change
Interest and dividend income	$53,213	$50,663	$2,550	5.0%
Interest expense	3,645	4,032	(387)	(9.6)%
Net interest income	$49,568	$46,631	$2,937	6.3%

Net interest income for the year ended December 31, 2014 totaled $49.6 million, an increase of $2.9 million, or 6.3%, compared with $46.6 million for the same period in the prior year. Fully taxable equivalent net interest margin was 3.59% for the year ended December 31, 2014 compared with 3.91% for the same period in the prior year. The increase in net interest income was due primarily to an increase of $189.6 million in average interest-earning assets. The decline in net interest margin was due in part to a 40 basis point decline in the yield on average interest-earning assets, partially offset by a ten basis point decline in the cost of average interest-bearing liabilities. The decrease in yield on average interest-earning assets was attributable to a 37 basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates, primarily in the commercial loan portfolio.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years ended December 31, 2015, 2014 and 2013. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2015, 2014 and 2013. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2015			2014			2013
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Commercial loans	$657,038	$29,824	4.54%	$568,448	$28,181	4.96%	$486,364	$26,146	5.38%
Mortgage loans	198,332	8,063	4.07%	195,266	8,134	4.17%	198,903	8,638	4.34%
Consumer loans	286,622	10,516	3.67%	302,665	10,947	3.62%	257,641	10,484	4.07%
Taxable securities	262,181	4,963	1.89%	267,117	5,122	1.92%	209,676	4,468	2.13%
Tax-exempt securities	43,081	1,356	3.15%	39,890	1,415	3.55%	42,253	1,605	3.80%
Interest-bearing deposits	30,275	76	0.25%	25,899	64	0.25%	14,836	36	0.24%
Total interest-earning assets	1,477,529	54,798	3.71%	1,399,285	53,863	3.85%	1,209,673	51,377	4.25%

Non-earning assets:
Cash and due from banks	26,959			26,653			23,739
Premises and equipment, net	30,953			30,447			25,606
Other assets	53,153			52,014			46,752
Allowance for loan losses	(14,103)			(13,082)			(11,212)
AFS valuation allowance	3,340			11,007			11,809
Total assets	$1,577,831			$1,506,324			$1,306,367

Interest-bearing liabilities:
Interest-bearing demand deposits	$129,442	$113	0.09%	$126,593	$101	0.08%	$96,392	$91	0.09%
Savings and insured money market deposits	671,829	1,214	0.18%	585,616	988	0.17%	464,976	833	0.18%
Time deposits	182,177	676	0.37%	223,841	954	0.43%	229,426	1,426	0.62%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	56,202	1,599	2.85%	56,625	1,602	2.83%	69,498	1,682	2.42%
Total interest-bearing liabilities	1,039,650	3,602	0.35%	992,675	3,645	0.37%	860,292	4,032	0.47%

Non-interest-bearing liabilities:
Demand deposits	384,268			361,393			302,046
Other liabilities	16,022			10,210			9,744
Total liabilities	1,439,940			1,364,278			1,172,082
Shareholders' equity	137,891			142,046			134,285
Total liabilities and shareholders’ equity	$1,577,831			$1,506,324			$1,306,367
Fully taxable equivalent net interest income		51,196			50,218			47,345
Net interest rate spread (1)			3.36%			3.48%			3.78%
Net interest margin, fully taxable equivalent (2)			3.46%			3.59%			3.91%
Taxable equivalent adjustment		(554)			(650)			(714)
Net interest income		$50,642			$49,568			$46,631
(1) Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2) Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The table belows illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2015 vs. 2014			2014 vs. 2013
	Increase/(Decrease)			Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate
Interest income
Commercial, agricultural and commercial mortgage loans	$1,643	$4,158	$(2,515)	$2,035	$4,178	$(2,143)
Mortgage loans	(71)	126	(197)	(504)	(156)	(348)
Consumer loans	(431)	(582)	151	463	1,708	(1,245)
Taxable investment securities	(159)	(86)	(73)	654	1,134	(480)
Tax-exempt investment securities	(59)	108	(167)	(190)	(87)	(103)
Interest-bearing deposits	12	12	—	28	27	1
Total interest income	935	3,736	(2,801)	2,486	6,804	(4,318)

Interest expense
Interest-bearing demand deposits	12	2	10	10	26	(16)
Savings and insured money market deposits	226	161	65	155	206	(51)
Time deposits	(278)	(159)	(119)	(472)	(34)	(438)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(3)	(13)	10	(80)	(339)	259
Total interest expense	(43)	(9)	(34)	(387)	(141)	(246)

Net interest income	$978	$3,745	$(2,767)	$2,873	$6,945	$(4,072)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the years ended December 31, 2015, 2014 and 2013 were $1.6 million, $4.0 million and $2.8 million, respectively. Net charge-offs for the years ended December 31, 2015, 2014 and 2013 were $1.0 million, $3.1 million and $0.4 million, respectively.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2015	2014	Change	Percentage Change
WMG fee income	$8,522	$7,747	$775	10.0%
Service charges on deposit accounts	4,886	5,281	(395)	(7.5)%
Interchange revenue from debit card transactions	3,307	3,360	(53)	(1.6)%
Net gains on securities transactions	372	6,869	(6,497)	(94.6)%
Net gains on sales of loans held for sale	294	301	(7)	(2.3)%
Net gains (losses) on sales of other real estate owned	84	(64)	148	N/M
Income from bank owned life insurance	75	78	(3)	(3.8)%
CFS fee and commission income	906	830	76	9.2%
Other	2,001	2,354	(353)	(15.0)%
Total non-interest income	$20,447	$26,756	$(6,309)	(23.6)%

Total non-interest income for the year ended December 31, 2015 decreased $6.3 million compared to the same period in the prior year. The decrease was due to decreases in service charges on deposit accounts, net gains on securities transactions, and other non-interest income, offset by an increase in WMG fee income and net gains on sales of other real estate owned.

WMG fee income

WMG fee income increased compared to the same period in the prior year due to an increase in fee levels, as fees were adjusted to reflect current market fee levels, offset by a decline in total assets under management or administration.

Service charges on deposit accounts

Service charges on deposit accounts decreased compared to the same period in the prior year due to a decline in overdraft fees.

Net gains (losses) on securities transactions

Net gains (losses) on securities transactions decreased compared to the same period in the prior year due to the $6.4 million gain on the sale of equity securities during the prior year.

CFS fee and commission income

CFS fee and commission income increased compared to the same period in the prior year due to an increase in commissions from insurance annuity products.

Other

Other non-interest income decreased due to a decline in gains on stock donations to charitable organizations and other non-interest income, offset by additional rental income in 2015 from properties included within OREO.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2014	2013	Change	Percentage Change
WMG fee income	$7,747	$7,344	$403	5.5%
Service charges on deposit accounts	5,281	4,706	575	12.2%
Interchange from debit card transactions	3,360	2,562	798	31.1%
Net gains on securities transactions	6,869	16	6,853	N/M
Net impairment loss on investment securities	—	(29)	29	N/M
Net gains on sales of loans held for sale	301	503	(202)	(40.2)%
Net gains (losses) on sales of other real estate owned	(64)	28	(92)	N/M
Gain from bargain purchase	—	470	(470)	(100.0)%
Income from bank owned life insurance	78	84	(6)	(7.1)%
CFS fee and commission income	830	694	136	19.6%
Other	2,354	1,699	655	38.6%
Total non-interest income	$26,756	$18,077	$8,679	48.0%

Total non-interest income for year ended December 31, 2014 increased $8.7 million compared with the same period in the prior year. The increase was mostly due to increases in WMG fee income, services charges, net gains on securities transactions, CFS fee and commission income, check card interchange income, and other non-interest income, offset by decreases in net gains on sales of loans held for sale and gain from bargain purchase.

WMG fee income

WMG fee income increased compared to the same period in the prior year due to an increase in assets under management or administration.

Service charges on deposit accounts

Service charges on deposit accounts increased compared to the same period in the prior year due the acquisition of six branches during the fourth quarter of 2013.

Interchange from debit card transactions

Interchange from debit card transactions increased compared to the same period in the prior year due the acquisition of six branches during the fourth quarter of 2013.

Net gains on securities transactions

Net gains on securities transactions increased compared to the same period in the prior year due to the $6.4 million gain on the sale of equity securities during the fourth quarter of 2014.

Gain on bargain purchase

The Bank recognized a $0.5 million gain from bargain purchase from the acquisition of six Bank of America branches in 2013.

CFS fee and commission income

CFS fee and commission income increased compared to the same period in the prior year due to an increase in the volume of insurance annuity products and mutual funds sold.

Other

Other non-interest income increased due to a gain on the liquidation of the Corporation’s investment in a pool of trust preferred securities recognized during the year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2015	2014	Change	Percentage Change
Compensation expense:
Salaries and wages	$21,223	$21,315	$(92)	(0.4)%
Pension and other employee benefits	5,908	5,733	175	3.1%
Total compensation expense	27,131	27,048	83	0.3%

Non-compensation expense:
Net occupancy	7,006	7,098	(92)	(1.3)%
Furniture and equipment	2,979	2,972	7	0.2%
Data processing	6,586	6,393	193	3.0%
Professional services	1,293	1,597	(304)	(19.0)%
Legal settlements	—	4,250	(4,250)	(100.0)%
Amortization of intangible assets	1,136	1,310	(174)	(13.3)%
Marketing and advertising	899	1,079	(180)	(16.7)%
Other real estate owned expense	812	247	565	228.7%
FDIC insurance	1,075	1,116	(41)	(3.7)%
Loan expense	693	811	(118)	(14.5)%
Merger and acquisition related expenses	—	115	(115)	(100.0)%
Other	5,817	6,441	(624)	(9.7)%
Total non-compensation expense	28,296	33,429	(5,133)	(15.4)%
Total non-interest expense	$55,427	$60,477	$(5,050)	(8.4)%

Total non-interest expense for the year ended December 31, 2015 decreased $5.1 million compared with the prior year. The decrease was primarily due to a decrease in non-compensation expense related to the $4.3 million legal settlement in the the prior year.

Compensation expense

Compensation expense increased compared to the same period in the prior year due to an increase in pension and other employee benefits, offset by a decrease in salaries and wages. The $0.2 million increase in pension and other employee benefits was due to the adoption of updated mortality tables in 2015, which reflected improved life expectancies of employees and a reduced discount rate for determining pension costs. The decrease in salaries and wages was due to a reduction in full-time equivalent employees.

Non-compensation expense

Non-compensation expense decreased compared to the same period in the prior year primarily due to the legal settlement that occurred in 2014, related to the Bank's WMG, offset by an increase in data processing expense and OREO expenses. The increase in data processing expense was primarily due to check card expense and data communication lines expense, while the increase in OREO expenses was due to two properties being carried in OREO for the entire year, along with a fair market value adjustment to one property.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2014	2013	Change	Percentage Change
Compensation expense:
Salaries and wages	$21,315	$19,365	$1,950	10.1%
Pension and other employee benefits	5,733	5,939	(206)	(3.5)%
Total compensation expense	27,048	25,304	1,744	6.9%

Non-compensation expense:
Net occupancy	7,098	5,501	1,597	29.0%
Furniture and equipment	2,972	2,326	646	27.8%
Data processing	6,393	4,750	1,643	34.6%
Professional services	1,597	928	669	72.1%
Legal settlements	4,250	—	4,250	N/M
Amortization of intangible assets	1,310	921	389	42.2%
Marketing and advertising	1,079	1,033	46	4.5%
Other real estate owned expense	247	194	53	27.3%
FDIC insurance	1,116	866	250	28.9%
Loan expense	811	779	32	4.1%
Merger and acquisition expenses	115	1,387	(1,272)	(91.7)%
Other	6,441	5,411	1,030	19.0%
Total non-compensation expense	33,429	24,096	9,333	38.7%
Total non-interest expense	$60,477	$49,400	$11,077	22.4%

Total non-interest expense for the year ended December 31, 2014 increased $11.1 million compared with the same period in the prior year. The increase was due to increases in both compensation, due to additional full-time equivalent employees from the acquisition of six branches in the fourth quarter of 2013, and non-compensation expense, mostly related to the $4.3 million legal settlement in 2014 and additional operating expenses associated with the additional six branches acquired in the fourth quarter of 2013.

Compensation expense

Compensation expense increased compared to the same period in the prior year due to an increase in salaries and wages. The $2.0 million increase in salaries and wages was due to the acquisition of six branches from Bank of America in the fourth quarter of 2013, which impacted 2014 for the entire year.

Non-compensation expense

Non-compensation expense increased compared to the same period in the prior year primarily due to the legal settlement that occurred in 2014, related to the Bank's WMG, along with increases in net occupancy, furniture and equipment, data processing, professional services, amortization of intangible assets, FDIC insurance, and other non-interest expense. Offsetting these increases was a decline in merger and acquisition expenses, due to the acquisition of six Bank of America branches in 2013. The increases in net occupancy, furniture and equipment , data processing, and FDIC insurance can be attributed to the acquisition of six branches. Professional services increased due to consulting costs associated with the rebranding of the Bank's debit cards from Visa to Mastercard.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2015	2014	Change	Percentage Change
Income before income tax expense	$14,091	$11,866	$2,225	18.8%
Income tax expense	$4,658	$3,709	$949	25.6%
Effective tax rate	33.1%	31.3%

The increase in the effective tax rate can be attributed to higher pre-tax income and changes in the mix of income and expense subject to U.S. federal, state, and local income taxes.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2014	2013	Change	Percentage Change
Income before income tax expense	$11,866	$12,553	$(687)	(5.5)%
Income tax expense	$3,709	$3,822	$(113)	(3.0)%
Effective tax rate	31.3%	30.4%

The increase in the effective tax rate can be attributed to higher pre-tax income and changes in the mix of income and expense subject to U.S. federal, state, and local income taxes.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	December 31, 2015	December 31, 2014	Change	Percentage Change
Assets
Total cash and cash equivalents	$26,185	$29,163	$(2,978)	(10.2)%
Total investment securities	354,183	291,873	62,310	21.3%

Loans, net of deferred loan fees	1,168,633	1,121,574	47,059	4.2%
Allowance for loan losses	(14,260)	(13,686)	(574)	4.2%
Loans, net	1,154,373	1,107,888	46,485	4.2%

Goodwill and other intangible assets, net	25,755	26,891	(1,136)	(4.2)%
Other assets	59,468	68,724	(9,256)	(13.5)%
Total assets	$1,619,964	$1,524,539	$95,425	6.3%

Liabilities and Shareholders’ Equity
Total deposits	$1,400,295	$1,280,014	$120,281	9.4%
FHLBNY advances and other debt	64,429	82,768	(18,339)	(22.2)%
Other liabilities	17,998	28,129	(10,131)	(36.0)%
Total liabilities	1,482,722	1,390,911	91,811	6.6%

Total shareholders’ equity	137,242	133,628	3,614	2.7%
Total liabilities and shareholders’ equity	$1,619,964	$1,524,539	$95,425	6.3%

Cash and cash equivalents

The decrease in cash and cash equivalents can be attributed to the use of cash to purchase investment securities, fund new loans, and pay-down FHLBNY advances, offset primarily by the inflow of municipal deposits.

Investment securities

The increase in investment securities can be mostly attributed to the investment of excess cash primarily from municipal client deposits into higher yielding mortgage-backed securities. During the year, mortgage-backed securities and municipal securities increased $136.7 million and $13.0 million, respectively, while obligations of U.S. Government and U.S. Government sponsored enterprises decreased $81.5 million.

Loans, net

The increase in loans can be attributed to an increase of $79.7 million in commercial loans, offset by decreases of $1.0 million in mortgages and $32.6 million in consumer loans, which was mostly attributed to the indirect loan portfolio. The increase in the commercial loan portfolio is primarily from the Capital Bank Division, while the decline in the indirect loan portfolio can be attributed to the run off of promotional interest rates. The increase in the allowance for loan losses can be primarily attributed to growth in the commercial loan portfolio.

Goodwill and other intangible assets, net

The decrease in goodwill and other intangible assets, net can be attributed to amortization of other intangible assets. There were no impairments of goodwill or other intangible assets during the years ended December 31, 2015 and 2014.

Other assets

The decrease in other assets can be mostly attributed to depreciation of premises and equipment, the sale of two commercial properties from other real estate owned and the receipt of insurance proceeds from the WMG legal settlement during the second quarter of 2015, which was accrued in 2014. See footnote 15 for further discussion.

Deposits

The increase in deposits can be attributed to increases of $104.8 million in money market accounts, $35.9 million in non-interest-bearing demand deposits, $19.8 million in interest-bearing demand deposits and $5.6 million in savings deposits. These items were offset by a $45.8 million decrease in time deposits. The changes in money market accounts and demand deposits can be attributed to the net inflow of deposits from municipal clients, as well as new municipal client relationships.

FHLBNY advances and other debt

FHLBNY term advances were reduced by normal scheduled payments. FHLBNY overnight advances were reduced with the large increase in deposits received from municipal clients.

Other liabilities

The decrease in other liabilities can be attributed to the $12.1 million payment from the WMG legal settlement during the second quarter of 2015, which was accrued for in 2014. See Note 15 for further discussion.

Shareholders’ equity

The increase in shareholders’ equity was primarily due to earnings of $9.4 million and a reduction of $1.0 million in treasury stock, offset by an increase of $2.2 million in accumulated other comprehensive loss and $4.8 million in dividends declared.

Assets under management or administration

The market value of total assets under management or administration in our WMG was $1.856 billion, including $304.1 million of assets held under management or administration for the Corporation, at December 31, 2015 compared with $1.956 billion, including $287.1 million of assets held under management or administration for the Corporation, at December 31, 2014, a decrease of $100.2 million, or 5.1%. The decrease in market value can be mostly attributed to a decline in the market value of assets during 2015.

Balance Sheet Comparisons

The table below contains selected average balance sheet information for each year in the six-year period ended December 31, 2015 (in millions):

SELECTED AVERAGE BALANCE SHEET INFORMATION

Average Balance Sheet	2015	2014	2013	2012	2011	2010	% Change 2014 to 2015	Compounded Annual Growth 5 Years
Total Assets	$1,577.8	$1,506.3	$1,306.4	$1,253.7	$1,175.0	$988.6	4.7%	9.8%
Earning Assets (1)	1,477.5	1,399.3	1,209.7	1,150.4	1,078.4	905.5	5.6%	10.3%
Loans (2)	1,142.0	1,066.4	942.9	844.2	741.0	590.6	7.1%	14.1%
Investments (3)	335.5	332.9	266.8	306.2	337.4	314.9	0.8%	1.3%
Deposits	1,367.7	1,297.4	1,092.8	1,045.0	967.1	819.1	5.4%	10.8%

Borrowings (4)	56.2	56.7	69.5	70.7	81.3	68.4	(0.9)%	(3.9)%
Shareholders’ Equity	137.9	142.0	134.3	131.1	120.2	94.9	(2.9)%	7.8%
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
(4) Average borrowings include FHLBNY advances, securities sold under agreements to repurchase and capitalized lease obligations.

The table below contains selected period-end balance sheet information for each year in the six-year period ended December 31, 2015 (in millions):

SELECTED PERIOD-END BALANCE SHEET INFORMATION

Ending Balance Sheet	2015	2014	2013	2012	2011	2010	% Change 2014 to 2015	Compounded Annual Growth 5 Years
Total Assets	$1,620.0	$1,524.5	$1,476.1	$1,248.2	$1,216.3	$958.3	6.3%	11.1%
Earning Assets (1)	1,525.2	1,415.1	1,373.6	1,155.7	1,116.3	892.4	7.8%	11.3%
Loans (2)	1,169.7	1,122.2	996.6	894.6	797.3	614.2	4.2%	13.8%
Allowance for loan losses	14.3	13.7	12.8	10.4	9.7	9.5	4.4%	8.5%
Investments (3)	355.5	292.9	377.0	261.2	319.4	278.7	21.4%	5.0%
Deposits	1,400.3	1,280.0	1,266.3	1,047.5	1,001.1	788.5	9.4%	12.2%
Borrowings (4)	64.4	82.8	57.9	59.9	80.5	64.8	(22.2)%	(0.1)%
Shareholders’ Equity	137.2	133.6	138.6	131.1	125.9	97.4	2.7%	7.1%
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

Cash and Cash Equivalents

Total cash and cash equivalents decreased $3.0 million since December 31, 2014, due primarily to a $3.2 million decrease in cash and due from financial institutions, offset by a $0.3 million increase in interest-bearing deposits in other financial institutions.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE

	December 31, 2015				December 31, 2014
	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$14,507	$277	$14,784	4.3%	$30,841	$274	$31,115	11.1%
Obligations of U.S. Government sponsored enterprises	84,923	459	85,382	24.8%	149,694	864	150,558	53.7%
Mortgage-backed securities, residential and collateralized mortgage obligations	199,680	(1,314)	198,366	57.5%	61,122	876	61,998	22.1%
Obligations of states and political subdivisions	43,695	731	44,426	12.9%	30,677	774	31,451	11.2%
Other securities	1,675	187	1,862	0.5%	4,989	396	5,385	1.9%
Totals	$344,480	$340	$344,820	100.0%	$277,323	$3,184	$280,507	100.0%

The available for sale segment of the securities portfolio totaled $344.8 million at December 31, 2015, an increase of $64.3 million, or 22.9%, from $280.5 million at December 31, 2014. The increase resulted primarily from purchases of mortgage-backed securities and obligations of states and political subdivisions, offset by sales, calls, and maturities of obligations of U.S. Government and U.S. Government sponsored enterprises.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $4.6 million at December 31, 2015, a decrease of $1.3 million from December 31, 2014, due primarily to maturities and principal collected, offset by additional purchases.

Non-marketable equity securities at December 31, 2015 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.7 million and $3.1 million, respectively. The fair value of thee securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities at December 31, 2015 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security).  Federal tax equivalent adjustments have been made in calculating yields on municipal obligations (in thousands):

MATURIES AND YIELDS OF AVAILABLE FOR SALE AND HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$42,946	1.72%	$42,436	1.45%	$14,784	2.45%	$—	—%
Mortgage-backed securities, residential	302	4.19%	116,145	1.87%	66,548	2.16%	15,371	2.72%
Obligations of states and political subdivisions	8,461	3.17%	28,471	3.36%	12,316	2.86%	—	—%
Corporate bonds and notes	504	4.13%	248	3.25%	—	—%	—	—%
SBA loan pools	—	—%	647	1.86%	—	—%	—	—%
Total	$52,213	1.99%	$187,947	2.00%	$93,648	2.30%	$15,371	2.72%

Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For the years ended December 31, 2015 and 2014, the Corporation had no OTTI charges.  For the year ended December 31, 2013, the Corporation had less than $0.1 million in OTTI charges.  During the fourth quarter of 2013, the Corporation sold one CDO consisting of a pool of trust preferred securities that had an amortized cost of $0.6 million.  The CDO was sold for $0.6 million, resulting in a slight loss.  In addition to the CDO that was sold in the fourth quarter of 2013, the remaining CDO was liquidated and the Corporation recorded $0.5 million in other income during the first quarter of 2014.  The Corporation does not own any other CDOs in its investment securities portfolio.  For more detailed information on OTTI, see Footnote 3, “Securities” in the Notes to Consolidated Financial Statements.

Loans

The Corporation has reporting systems to monitor: (i) loan originations and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment and percentage of total loans at the end of each of the last five years (in thousands):

	LOANS
	December 31,
	2015	%	2014	%	2013	%	2012	%	2011	%
Commercial and agricultural	$193,233	16.5	$166,406	14.8	$145,363	14.6	$133,851	15.0	$142,209	17.8
Commercial mortgages	506,478	43.3	452,593	40.4	373,147	37.5	320,198	35.9	264,589	33.2
Residential mortgages	195,778	16.8	196,809	17.5	195,997	19.7	200,475	22.4	193,600	24.3
Indirect consumer loans	151,327	13.0	184,763	16.5	164,846	16.5	130,573	14.6	97,165	12.2
Consumer loans	121,817	10.4	121,003	10.8	116,513	11.7	108,420	12.1	99,352	12.5
Total	$1,168,633	100.0	$1,121,574	100.0	$995,866	100.0	$893,517	100.0	$796,915	100.0

Portfolio loans totaled $1.169 billion at December 31, 2015, an increase of $47.1 million, or 4.2%, from $1.122 billion at December 31, 2014.  The increase in portfolio loans was due to strong growth of $80.7 million, or 13.0%, in commercial loans, offset by a decrease of $33.4 million, or 18.1%, in indirect consumer loans. The growth in commercial loans was due primarily to an increase in commercial loans in the Capital Bank division in the Albany, New York region.  The decline in indirect consumer loans was a result of the Corporation's decision to end its reduced pricing loan program during the fourth quarter of 2014.

Residential mortgage loans totaled $195.8 million at December 31, 2015, a decrease of $1.0 million, or 0.5%, from December 31, 2014.  In addition, during 2015, $12.8 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.5 million of residential mortgages sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Chemung Canal Trust Company*	$683,137	$724,099	$687,256	$645,808	$609,778
Capital Bank Division	485,496	397,475	308,610	247,709	187,137
Total loans	$1,168,633	$1,121,574	$995,866	$893,517	$796,915
*All loans, excluding those originated by the Capital Bank Division.

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

The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At December 31, 2015 and 2014, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 40.6% and 36.1% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2015 and 2014.

The table below shows the maturity of only commercial and agricultural loans and commercial mortgages outstanding as of December 31, 2015.  Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2015
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and agricultural and commercial mortgages	$96,825	$161,694	$441,192	$699,711
Loans maturing after one year with:
Fixed interest rates	$36,880	$139,948	$211,520	$388,348
Variable interest rates	59,945	21,746	229,672	311,363
Total	$96,825	$161,694	$441,192	$699,711

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

The following table summarizes the Corporation's non-performing assets, excluding purchased credit impaired loans (in thousands):

NON-PERFORMING ASSETS

December 31,	2015	2014	2013	2012	2011
Non-accrual loans	$7,821	$6,798	$7,456	$5,667	$9,554
Non-accrual troubled debt restructurings	4,411	980	1,061	365	4,057
Total non-performing loans	12,232	7,778	8,517	6,032	13,611
Other real estate owned	1,530	3,065	538	565	898
Total non-performing assets	$13,762	$10,843	$9,055	$6,597	$14,509

Ratio of non-performing loans to total loans	1.05%	0.69%	0.86%	0.68%	1.71%
Ratio of non-performing assets to total assets	0.85%	0.71%	0.61%	0.53%	1.19%
Ratio of allowance for loan losses to non-performing loans	116.58%	175.96%	150.01%	172.96%	70.97%

Accruing loans past due 90 days or more (1)	$18	$1,454	$1,473	$4,484	$7,304
Accruing troubled debt restructurings (1)	$7,609	$8,705	$6,831	$5,364	$—

(1)	These loans are not included in nonperforming assets above.

The table below shows interest income on non-accrual and troubled debt restructured loans for the indicated years ended December 31 (in thousands):

INTEREST INCOME ON NON-ACCRUAL AND TROUBLED DEBT RESTRUCTURED LOANS
	2015	2014	2013
Interest income that would have been recorded under original terms	$578	$463	$541
Interest income recorded during the period	$424	$367	$336

Non-Performing Loans

Non-performing loans totaled $12.2 million at December 31, 2015, or 1.05% of total loans, compared with $7.8 million at December 31, 2014, or 0.69% of total loans. The increase in non-performing loans at December 31, 2015 was primarily due to two commercial real estate loans that were place in non-accrual status during the year. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $13.8 million, or 0.85% of total assets, at December 31, 2015, compared with $10.8 million, or 0.71% of total assets, at December 31, 2014.

The recorded investment in accruing loans past due 90 days or more totaled less than $0.1 million at December 31, 2015, a decrease of $1.5 million from December 31, 2014. The decline in accruing loans past due 90 days or more can be attributed to payoffs.

Not included in non-performing loan totals are $2.1 million and $2.6 million of acquired loans which the Corporation has identified as PCI loans at December 31, 2015 and 2014, respectively. The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. As of December 31, 2015, the Corporation had $4.4 million of non-accrual TDRs compared with $1.0 million as of December 31, 2014. As of December 31, 2015, the Corporation had $7.6 million of accruing TDRs compared with $8.7 million as of December 31, 2014. The increase in non-accrual TDRs was primarily due to commercial loans moving to non-accrual status.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Impaired loans at December 31, 2015 totaled $15.0 million, including TDRs of $12.0 million, compared to $15.9 million at December 31, 2014, including TDRs of $9.7 million. Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans. The decrease in impaired loans was primarily in the commercial loan segment of the loan portfolio. Included in the recorded investment of impaired loans at December 31, 2015, are loans totaling $5.2 million for which impairment allowances of $1.6 million have been specifically allocated to the allowance for loan losses. As of December 31, 2014, the impaired loan total included $4.2 million of loans for which specific impairment allowances of $1.2 million were allocated to the allowance for loan losses. The increase in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to an increase in impaired commercial loans.

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

The allowance for loan losses was $14.3 million at December 31, 2015, up from $13.7 million at December 31, 2014. The ratio of allowance for loan losses to total loans was 1.22% at December 31, 2015 and 2014, respectively. Net charge-offs for the years ended December 31, 2015 and 2014 were $1.0 million and $3.1 million.

The table below summarizes the Corporation’s allocation of the allowance for loan losses and percent of loans by category to total loans for each year in the five-year period ended December 31, 2015 (in thousands):

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Balance at end of period applicable to:	2015	%	2014	%	2013	%	2012	%	2011	%
Commercial and agricultural	$1,831	16.5	$1,460	14.8	$1,979	14.6	$1,708	15.0	$3,143	17.8
Commercial mortgages	7,112	43.3	6,326	40.4	6,243	37.5	4,428	35.9	2,570	33.2
Residential mortgages	1,464	16.8	1,572	17.5	1,517	19.7	1,565	22.4	1,310	24.3
Consumer loans	3,853	23.4	4,328	27.3	3,037	28.2	2,706	26.7	2,193	24.7
	14,260	100.0	13,686	100.0	12,776	100.0	10,407	100.0	9,216	100.0
Unallocated	—		—		—		26		443
Total	$14,260		$13,686		$12,776		$10,433		$9,659

The table below summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2015 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of year	$13,686	$12,776	$10,433	$9,659	$9,498
Reclassification of acquired loan discount	—	—	—	124	—
Charge-offs:
Commercial and agricultural	186	444	186	181	686
Commercial mortgages	104	2,229	44	335	19
Residential mortgages	47	97	124	83	67
Consumer loans	1,294	1,508	1,139	674	726
Total	1,631	4,278	1,493	1,273	1,498
Recoveries:
Commercial and agricultural	96	385	537	802	423
Commercial mortgages	131	156	98	55	41
Residential mortgages	—	32	65	—	45
Consumer loans	407	634	381	238	192
Total	634	1,207	1,081	1,095	701
Net charge-offs	997	3,071	412	178	797
Provision charged to operations	1,571	3,981	2,755	828	958
Allowance for loan losses at end of year	$14,260	$13,686	$12,776	$10,433	$9,659

Ratio of net charge-offs during year to average loans outstanding	0.09%	0.29%	0.04%	0.02%	0.11%
Ratio of allowance for loan losses to total loans outstanding	1.22%	1.22%	1.28%	1.17%	1.21%

Net charge-offs for December 31, 2015 were $1.0 million compared with $3.1 million for December 31, 2014.  The ratio of net charge-offs to average loans outstanding was 0.09% for 2015 compared to 0.29% for 2014.  The decrease in net charge-offs was due primarily to a $2.1 million decrease in commercial loan net charge-offs.

Other Real Estate Owned

At December 31, 2015, OREO totaled $1.5 million compared to $3.1 million at December 31, 2014.  The decrease in other real estate owned was due primarily to the sale of two commercial properties and a fair market value adjustment, based upon an accepted offer on a commercial property.

Other Assets

The $7.0 million decrease in other assets was due primarily to the receipt of insurance proceeds from the WMG legal settlement, which was accrued in the prior year, and sale of two commercial properties in other real estate owned.

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2014 to December 31, 2015 (in thousands):

DEPOSITS

	December 31, 2015	December 31, 2014	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$402,236	$366,298	$35,938	9.8%
Interest-bearing demand deposits	130,573	110,819	19,754	17.8%
Insured money market accounts	497,658	392,871	104,787	26.7%
Savings deposits	203,749	198,183	5,566	2.8%
Time deposits	166,079	211,843	(45,764)	(21.6)%
Total	$1,400,295	$1,280,014	$120,281	9.4%

Deposits totaled $1.400 billion at December 31, 2015, compared with $1.280 billion at December 31, 2014, an increase of $120.3 million, or 9.4%.  At December 31, 2015, demand deposit and money market accounts comprised 73.6% of total deposits compared with 68.0% at December 31, 2014.  Sorted by public, commercial, consumer and broker sources, the growth in deposits was due primarily to increases of $86.0 million in brokered, $16.7 million in commercial deposits, $9.0 million in consumer and $8.6 million in public deposit accounts.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Chemung Canal Trust Company*	$1,219,282	$1,119,377	$1,097,920	$888,181	$832,429
Capital Bank Division	181,013	160,637	168,336	159,316	168,624
Total loans	$1,400,295	$1,280,014	1,266,256	$1,047,497	$1,001,053
*All deposits, excluding those originated by the Capital Bank Division.

Brokered deposits include funds obtained through brokers, and the Bank’s participation in CDARS and ICS programs.  The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. The Corporation had no deposits obtained through brokers as of December 31, 2015, compared with $2.3 million as of December 31, 2014, respectively.  Deposits obtained through the CDARS and ICS programs were $165.0 million and $76.7 million as of December 31, 2015 and 2014, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to local municipalities.

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

Borrowings

FHLBNY advances decreased $17.0 million to $33.1 million at December 31, 2015 from $50.1 million at December 31, 2014.  FHLBNY overnight advances decreased $16.9 million million during 2015 while FHLBNY term advances decreased $0.1 million.

For each of the three years ended December 31, 2015, 2014 and 2013, respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity.

Information regarding securities sold under agreements to repurchase and FHLBNY advances is included in notes 8 and 9 to the consolidated financial statements appearing elsewhere in this report.

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial loan customers. These agreements allow the Corporation’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Corporation to continue to receive the variable rate under the loan agreement with the customer. The agreement with the third party is not designated as a hedge contract, therefore changes in fair value are recorded through other non-interest income. Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet. Gains and losses are recorded as other non-interest income. The Corporation is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets, which typically involves a day one gain. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and an allowance for credit loss exposure, in the event of nonperformance. The Corporation recognized $0.1 million in swap fee income for the years ended in December 31, 2015 and 2014.
The Corporation also participates in the credit exposure of certain interest rate swaps in which it participates in the related commercial loan. The Corporation receives an upfront fee for participating in the credit exposure of the interest rate swap and recognizes the fee to other non-interest income immediately. The Corporation is exposed to its share of the credit loss equal to the fair value of the derivatives in the event of nonperformance by the counter-party of the interest rate swap. The Corporation determines the fair value of the credit loss exposure using historical losses of the loan category associated with the credit exposure.
Information regarding derivatives is included in Note 10 to the consolidated financial statements appearing elsewhere in this report.

Shareholders’ Equity

Total shareholders’ equity was $137.2 million at December 31, 2015, compared with $133.6 million at December 31, 2014, a increase of $3.6 million, or 2.7%.  The increase was due primarily to earnings of $9.4 million and a reduction of $1.0 million in treasury stock, offset by an increase of $2.2 million in accumulated other comprehensive loss and $4.8 million in dividends declared. The total shareholders’ equity to total assets ratio was 8.47% at December 31, 2015 compared with 8.77% at December 31, 2014.  Tangible equity to tangible assets ratio decreased to 6.99% at December 31, 2015, from 7.13% at December 31, 2014.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of December 31, 2015, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.  A comparison of the Corporation’s and the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2015 and 2014, is included in note 18 to the consolidated financial statements appearing elsewhere in this report.  For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital.”

Cash dividends declared during 2015, 2014, and 2013 totaled $4.8 million or $1.04 per share, respectively. Dividends declared during 2015 amounted to 51.34% of net income compared to 58.80% and 41.04% of net income for 2014 and 2013, respectively.  Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  On December 19, 2012, the Board of Directors approved a new stock repurchase plan under which the Corporation may repurchase up to 125,000 shares.  No shares were purchased under the new plan in 2015 and 2014.  The Corporation purchased 3,094 shares at a total cost of $93 thousand under the new plan since its inception.

Off-balance Sheet Arrangements

In the normal course of operations, the Corporation engages in a variety of financial transactions that, in accordance with GAAP are not recorded in the financial statements.  The Corporation is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, commitments to fund new loans, interest rate swaps, and risk participation agreements.  The Corporation's policy is to record such instruments when funded.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are generally used by the Corporation to manage clients' requests for funding and other client needs.

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2015 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2016	2017 - 2018	2019 - 2020	2021 and thereafter
Standby letters of credit	$14,646	$13,496	$258	$597	$295
Unused portions of lines of credit (1)	114,577	114,577	—	—	—
Commitments to fund new loans	42,418	42,418	—	—	—
Total	$171,641	$170,491	$258	$597	$295
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $44,521, $12,508 and $6,663, respectively, at December 31, 2015.

Contractual Obligations

The table below shows the Corporation’s contractual obligations under long-term agreements as of December 31, 2015 (in thousands).  Note references are to the Notes of the Consolidated Financial Statements:

CONTRACTUAL OBLIGATIONS

		Payments Due by Period
	Total	2016	2017 - 2018	2019 - 2020	2021 and thereafter
Time Deposits (Note 7)	$166,079	$115,129	$38,404	$10,921	$1,625
FHLBNY advances (Note 9)	33,103	23,900	9,203	—	—
Securities sold under agreements to repurchase (Note 8)	28,453	8,453	20,000	—	—
Operating leases (Note 5)	8,431	1,166	2,286	1,389	3,590
Capital leases (Note 5)	3,577	234	468	468	2,407
Data processing services and other	3,685	1,126	1,773	745	41
Total (1)	$310,520	$208,953	$78,559	$14,530	$8,478
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans.  Please refer to Part IV Item 15 Note 12 for information regarding these obligations at December 31, 2015.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $106.2 million and $86.0 million at December 31, 2015 and 2014, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at December 31, 2015 and 2014.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$14,123	$18,443
Net cash used by investing activities	(114,648)	(71,138)
Net cash provided by financing activities	97,547	30,249
Net decrease in cash and cash equivalents	$(2,978)	$(22,446)

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in years ended 2015 and 2014 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the years ended 2015 and 2014 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the years ended 2015 and 2014 predominantly resulted from an increase in deposits.  The increase in deposits reflected the seasonable inflow of funds from municipal clients into demand and money market accounts. Cash inflows in 2015 were offset by a reduction of FHLBNY overnight advances.

Capital Resources

Basel III Capital Rules

On October 11, 2013, the FRB approved a final rule that amends the regulatory capital rules for state member banks effective January 1, 2015. The FRB approved the new capital rules in coordination with substantially identical final rules approved by the FDIC and the Office of the Comptroller of the Currency for other types of banking organizations.  The revisions make the capital rules consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act.  In general, the new capital rules revise regulatory capital definitions and minimum ratios; redefine Tier 1 Capital as two components (common equity Tier 1 capital and additional Tier 1 capital); create a new “common equity Tier 1 risk-based capital ratio”; implement a capital conservation buffer; revise prompt corrective action thresholds; and change risk weights for certain assets and off-balance sheet exposures.

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

The Corporation is subject to FRB capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank.

In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile.  As of December 31, 2015, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

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

As an institution’s capital decreases within the three undercapitalized categories listed above, the severity of the action that is authorized or required to be taken by the FRB for state member banks under the prompt corrective action regulations increases. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FRB is required to monitor closely the condition of an undercapitalized institution and to restrict the growth of its assets.

An undercapitalized state member bank is required to file a capital restoration plan with the FRB within 45 days (or other time frame prescribed by the FRB) of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by its parent holding company, subject to a cap on the guarantee that is the lesser of: (i) an amount equal to 5.0% of the bank’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the bank’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels are defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

The regulatory  capital ratios as of December 31, 2015 were calculated under Basel III rules and the regulatory  capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$139,049	12.26%	$90,704	8.00%	N/A	N/A
Bank	$135,058	11.93%	$90,548	8.00%	$113,185	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$68,028	6.00%	N/A	N/A
Bank	$120,881	10.68%	$67,911	6.00%	$90,548	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$51,021	4.50%	N/A	N/A
Bank	$120,881	10.68%	$50,933	4.50%	$73,571	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$124,787	7.83%	$63,772	4.00%	N/A	N/A
Bank	$120,881	7.59%	$63,701	4.00%	$79,626	5.00%

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$129,211	11.84%	$87,271	8.00%	N/A	N/A
Bank	$123,685	11.35%	$87,178	8.00%	$108,972	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$115,483	10.59%	$43,636	4.00%	N/A	N/A
Bank	$110,014	10.10%	$43,589	4.00%	$65,383	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$115,483	7.78%	$44,556	3.00%	N/A	N/A
Bank	$110,014	7.41%	$44,512	3.00%	$74,187	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At December 31, 2015, the Bank could, without prior approval, declare dividends of approximately $14.2 million million.

Adoption of New Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Corporation's consolidated financial statements which begins on page F-9.

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

Explanation and Reconciliation of the Corporation’s Use of Non-GAAP Measures

The Corporation prepares its Consolidated Financial Statements in accordance with GAAP; these financial statements appear on pages F-2 through F-8. That presentation provides the reader with an understanding of the Corporation’s results that can be tracked consistently from year-to-year and enables a comparison of the Corporation’s performance with other companies’ GAAP financial statements.

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,	December 31,
	2015	2014	2013
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO

Net interest income (GAAP)	$50,642	$49,568	$46,631
Fully taxable equivalent adjustment	554	650	714
Fully taxable equivalent net interest income (non-GAAP)	$51,196	$50,218	$47,345

Non-interest income (GAAP)	$20,447	$26,756	$18,077
Less: net gains (losses) on security transactions	(372)	(6,869)	(16)
Less: recoveries from other-than-temporary impairments	—	(515)	—
Less: gain from bargain purchase	—	—	(470)
Adjusted non-interest income (non-GAAP)	$20,075	$19,372	$17,591

Non-interest expense (GAAP)	$55,427	$60,477	$49,400
Less: merger and acquisition expenses	—	(115)	(1,387)
Less: amortization of intangible assets	(1,136)	(1,310)	(921)
Less: legal settlements	—	(4,250)	—
Adjusted non-interest expense (non-GAAP)	$54,291	$54,802	$47,092

Average interest-earning assets (GAAP)	$1,477,529	$1,399,285	$1,209,673

Net interest margin - fully taxable equivalent (non-GAAP)	3.46%	3.59%	3.91%
Efficiency ratio (non-GAAP)	76.18%	78.75%	72.52%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2015	2014	2013
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$137,242	$133,628	$138,578
Less: intangible assets	(25,755)	(26,891)	(28,201)
Tangible equity (non-GAAP)	$111,487	$106,737	$110,377

Total assets (GAAP)	$1,619,926	$1,524,539	$1,476,143
Less: intangible assets	(25,755)	(26,891)	(28,201)
Tangible assets (non-GAAP)	$1,594,171	$1,497,648	$1,447,942

Total equity to total assets at end of period (GAAP)	8.47%	8.77%	9.39%
Book value per share (GAAP)	$28.96	$28.44	$29.67

Tangible equity to tangible assets at end of period (non-GAAP)	6.99%	7.13%	7.62%
Tangible book value per share (non-GAAP)	$23.53	$22.71	$23.63

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

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except ratio data)	2015	2014	2013
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$137,891	$142,046	$134,285
Less: average intangible assets	(26,308)	(27,554)	(26,709)
Average tangible equity (non-GAAP)	$111,583	$114,492	$107,576

Return on average equity (GAAP)	6.84%	5.74%	6.50%
Return on average tangible equity (non-GAAP)	8.45%	7.12%	8.12%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2015	2014	2013
CORE NET INCOME
Reported net income (loss) (GAAP)	$9,433	$8,157	$8,731
Net gains (losses) on security transactions (net of tax)	(230)	(4,229)	(10)
Gain from bargain purchase (net of tax)	—	—	(470)
Legal settlements (net of tax)	—	2,617	—
Merger and acquisition related expenses (net of tax)	—	71	854
Core net income (non-GAAP)	$9,203	$6,616	$9,105

Average basic and diluted shares outstanding	4,719	4,683	4,660

Reported basic and diluted earnings (loss) per share (GAAP)	$2.00	$1.74	$1.87
Reported return on average assets (GAAP)	0.60%	0.54%	0.67%
Reported return on average equity (GAAP)	6.84%	5.74%	6.50%

Core basic and diluted earnings per share (non-GAAP)	$1.95	$1.41	$1.95
Core return on average assets (non-GAAP)	0.58%	0.44%	0.70%
Core return on average equity (non-GAAP)	6.67%	4.66%	6.78%

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

The Corporation’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.  The Corporation's ALCO has the strategic responsibility for setting the policy guidelines on acceptable exposure to interest rate risk.  These guidelines contain specific measures and limits regarding the risks, which are monitored on a regular basis.  The ALCO is made up of the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer, the Asset Liability Management Officer, and other officers representing key functions.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At December 31, 2015, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 11.80% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 10.01%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.20% and 15.03%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2015, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 9.18% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 6.52%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 3.76% and 9.77%, respectively.

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

The Corporation monitors its loan portfolio carefully.  The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Treasurer (non-voting member), Chief Administrative and Risk Officer (non-voting member), Business Client Division Manager, Retail Client Division Manager, Retail Loan Manager, Senior Commercial Real Estate Lender, and Commercial Loan Managers, implements the Board-approved loan policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part IV, Item 15 are filed as part of this report and appear on pages F-1 through F-65.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Treasurer and Chief Financial Officer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2015.  Based upon that evaluation, the Chief Executive Officer and the Treasurer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2015.

(b) Management's Report on Internal Control over Financial Reporting

We, as members of management of the Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the

United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2015 management assessed the effectiveness of the Corporation's internal control over financial reporting utilizing the criteria discussed in the "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2015. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2015 consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Corporation's internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Ronald M. Bentley	/s/ Karl F. Krebs
Ronald M. Bentley	Karl F. Krebs
Chief Executive Officer	Chief Financial Officer and Treasurer
March 11, 2016	March 11, 2016

Item 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2015 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2015 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2015 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2015 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2015 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-65 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the three years ended December 31, 2015

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2015

Consolidated Statements of Cash Flows for the three years ended December 31, 2015

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

Exhibit
10.4
Change of Control Agreement dated September 1, 2015 between Chemung Canal Trust Company and Thomas W. Wirth, Executive Vice President.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 3, 2015 and incorporated herein by reference).

10.5
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President.  (Filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.6
Change of Control Agreement dated August 28, 2015 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Operating Officer.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 1, 2015 and incorporated herein by reference).

10.7
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer.  (Filed as Exhibit 10.16 to Registrant’s Form 10-K on March 28, 2012 and incorporated herein by reference).

10.8
Change of Control Agreement dated October 16, 2013 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 17, 2013 and incorporated herein by reference).

21	Subsidiaries of the Registrant.*
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
99.1	Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 31, 2016*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-65

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Chemung Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Chemung Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on Chemung Financial Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Livingston, New Jersey
March 11, 2016

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	YEARS ENDED DECEMBER 31
(in thousands, except share and per share amounts)	2015	2014
ASSETS
Cash and due from financial institutions	$24,886	$28,130
Interest-bearing deposits in other financial institutions	1,299	1,033
Total cash and cash equivalents	26,185	29,163

Trading assets, at fair value	701	549

Securities available for sale, at estimated fair value	344,820	280,507
Securities held to maturity, estimated fair value of $4,822 at December 31, 2015 and $6,197 at December 31, 2014	4,566	5,831
FHLBNY and FRBNY Stock, at cost	4,797	5,535

Loans, net of deferred loan fees	1,168,633	1,121,574
Allowance for loan losses	(14,260)	(13,686)
Loans, net	1,154,373	1,107,888

Loans held for sale	1,076	665
Premises and equipment, net	29,397	32,287
Goodwill	21,824	21,824
Other intangible assets, net	3,931	5,067
Bank owned life insurance	2,839	2,764
Accrued interest and other assets	25,455	32,459

Total assets	$1,619,964	$1,524,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$402,236	$366,298
Interest-bearing	998,059	913,716
Total deposits	1,400,295	1,280,014

FHLBNY overnight advances	13,900	30,830
Securities sold under agreements to repurchase	28,453	29,652
FHLBNY term advances	19,203	19,310
Long term capital lease obligation	2,873	2,976
Dividends payable	1,214	1,204
Accrued interest payable and other liabilities	16,784	26,925
Total liabilities	1,482,722	1,390,911

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2015 and December 31, 2014	53	53
Additional-paid-in capital	45,537	45,355
Retained earnings	118,973	114,383
Treasury stock, at cost (641,721 shares at December 31, 2015; 680,948 shares at December 31, 2014)	(16,379)	(17,378)
Accumulated other comprehensive loss	(10,942)	(8,785)

Total shareholders' equity	137,242	133,628

Total liabilities and shareholders' equity	$1,619,964	$1,524,539

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31
(in thousands, except per share amounts)	2015	2014	2013
Interest and Dividend Income:
Loans, including fees	$48,271	$47,139	$45,136
Taxable securities	4,958	5,043	4,391
Tax exempt securities	939	967	1,100
Interest-bearing deposits	76	64	36
Total interest and dividend income	54,244	53,213	50,663

Interest Expense:
Deposits	2,003	2,043	2,350
Securities sold under agreements to repurchase	848	848	858
Borrowed funds	751	754	824
Total interest expense	3,602	3,645	4,032
Net interest income	50,642	49,568	46,631
Provision for loan losses	1,571	3,981	2,755
Net interest income after provision for loan losses	49,071	45,587	43,876

Other operating income:
Wealth management group fee income	8,522	7,747	7,344
Service charges on deposit accounts	4,886	5,281	4,706
Interchange revenue from debit card transactions	3,307	3,360	2,562
Net gains on securities transactions	372	6,869	16
Net impairment loss on investment securities	—	—	(29)
Net gain on sales of loans held for sale	294	301	503
Net gains (losses) on sales of other real estate owned	84	(64)	28
Gain from bargain purchase	—	—	470
Income from bank owned life insurance	75	78	84
Other	2,907	3,184	2,393
Total other operating income	20,447	26,756	18,077
Other operating expenses:
Salaries and wages	21,223	21,315	19,365
Pension and other employee benefits	5,908	5,733	5,939
Net occupancy expenses	7,006	7,098	5,501
Furniture and equipment expenses	2,979	2,972	2,326
Data processing expense	6,586	6,393	4,750
Professional services	1,293	1,597	928
Legal settlements	—	4,250	—
Amortization of intangible assets	1,136	1,310	921
Marketing and advertising expense	899	1,079	1,033
Other real estate owned expenses	812	247	194
FDIC insurance	1,075	1,116	866
Loan expense	693	811	779
Merger and acquisition related expenses	—	115	1,387
Other	5,817	6,441	5,411
Total other operating expenses	55,427	60,477	49,400
Income before income tax expense	14,091	11,866	12,553
Income tax expense	4,658	3,709	3,822
Net income	$9,433	$8,157	$8,731

Weighted average shares outstanding	4,719	4,683	4,660
Basic and diluted earnings per share	$2.00	$1.74	$1.87

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31
(in thousands)	2015	2014	2013
Net income	$9,433	$8,157	$8,731

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale	(2,472)	236	(3,229)
Reclassification adjustment for other-than-temporary losses realized in net income	—	—	29
Reclassification adjustment gains realized in net income	(372)	(6,869)	(16)
Net unrealized losses	(2,844)	(6,633)	(3,216)
Tax effect	1,094	2,550	1,236
Net of tax amount	(1,750)	(4,083)	(1,980)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	(2,052)	(8,481)	6,487
Reclassification adjustment for amortization of prior service costs	(90)	(90)	(83)
Reclassification adjustment for amortization of net actuarial loss	1,484	681	1,624
Total before tax effect	(658)	(7,890)	8,028
Tax effect	251	3,033	(3,086)
Net of tax amount	(407)	(4,857)	4,942

Total other comprehensive income (loss)	(2,157)	(8,940)	2,962

Comprehensive income (loss)	$7,276	$(783)	$11,693

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2013	$53	$45,357	$107,078	$(18,566)	$(2,807)	$131,115
Net income	—	—	8,731	—	—	8,731
Other comprehensive income	—	—	—	—	2,962	2,962
Restricted stock awards	—	131	—	—	—	131
Distribution of 3,356 shares of treasury stock for directors' deferred compensation plan	—	(75)	—	86	—	11
Distribution of 8,087 shares of treasury stock granted for employee restricted stock awards, net	—	(206)	—	206	—	—
Restricted stock units for directors' deferred compensation plan	—	99	—	—	—	99
Cash dividends declared ($1.04 per share)	—	—	(4,778)	—	—	(4,778)
Distribution of 7,969 shares of treasury stock for directors' compensation	—	14	—	203	—	217
Distribution of 4,116 shares of treasury stock for employee compensation	—	7	—	105	—	112
Forfeit 1,797 shares of restricted stock awards	—	61	—	(61)	—	—
Sale of 2,369 shares of treasury stock	—	11	—	60	—	71
Repurchase of 3,094 shares of common stock	—	—	—	(93)	—	(93)
Balances at December 31, 2013	$53	$45,399	$111,031	$(18,060)	$155	$138,578
Net income	—	—	8,157	—	—	8,157
Other comprehensive loss	—	—	—	—	(8,940)	(8,940)
Restricted stock awards	—	151	—	—	—	151
Distribution of 3,467 shares of treasury stock granted for directors’ deferred compensation plan	—	(85)	—	88	—	3
Distribution of 11,279 shares of treasury stock granted for employee restricted stock awards, net	—	(288)	—	288	—	—
Restricted stock units for directors' deferred compensation plan	—	94	—	—	—	94
Cash dividends declared ($1.04 per share)	—	—	(4,805)	—	—	(4,805)
Distribution of 8,385 shares of treasury stock for directors' compensation	—	59	—	214	—	273
Distribution of 3,595 shares of treasury stock for employee compensation	—	25	—	92	—	117
Balances at December 31, 2014	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
(continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2014	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	—	—	9,433	—		9,433
Other comprehensive loss	—	—	—	—	(2,157)	(2,157)
Restricted stock awards	—	314	—	—	—	314
Distribution of 3,598 shares of treasury stock granted for directors’ deferred compensation plan	—	(89)	—	92	—	3
Distribution of 7,628 shares of treasury stock granted for employee restricted stock awards, net	—	(195)	—	195	—	—
Restricted stock units for directors' deferred compensation plan	—	95	—	—	—	95
Cash dividends declared ($1.04 per share)	—	—	(4,843)	—		(4,843)
Distribution of 9,673 shares of treasury stock for directors' compensation	—	24	—	247	—	271
Distribution of 3,303 shares of treasury stock for employee compensation	—	8	—	85	—	93
Sale of 16,209 shares of treasury stock	—	25	—	413	—	438
Repurchase of 1,184 shares of common stock	—	—	—	(33)	—	(33)
Balances at December 31, 2015	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014	2013
Net income	$9,433	$8,157	$8,731
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,136	1,310	921
Deferred income tax (benefit) expense	774	(2,263)	(121)
Provision for loan losses	1,571	3,981	2,755
(Gain) loss on disposal of fixed assets	(18)	14	—
Depreciation and amortization of fixed assets	4,044	3,861	3,236
Amortization of premiums on securities, net	1,903	2,398	2,280
Gains on sales of loans held for sale, net	(294)	(301)	(503)
Proceeds from sales of loans held for sale	13,669	14,062	20,076
Loans originated and held for sale	(13,786)	(13,731)	(19,210)
Gain on bargain purchase	—	—	(470)
Net (gains) losses on sale of other real estate owned	(84)	64	(28)
Writedowns on OREO	390	141	3
Net (gains) losses on trading assets	2	(50)	(43)
Net gains on securities transactions	(372)	(6,869)	(16)
Net impairment loss recognized on investment securities	—	—	29
Proceeds from sales of trading assets	16	7	112
Purchase of trading assets	(170)	(140)	(87)
(Increase) decrease in other assets	4,931	(7,579)	(4,246)
Decrease in accrued interest payable	(28)	(99)	(108)
Expense related to restricted stock units for directors' deferred compensation plan	95	94	99
Expense related to employee stock compensation	93	117	112
Expense related to employee restricted stock awards	314	151	131
Increase (decrease) in other liabilities	(9,421)	15,086	9,403
Proceeds from bank owned life insurance	—	110	—
Income from bank owned life insurance	(75)	(78)	(84)
Net cash provided by operating activities	14,123	18,443	22,972
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	73,823	62,738	18,150
Proceeds from maturities and principal collected on securities available for sale	48,601	24,222	44,046
Proceeds from maturities and principal collected on securities held to maturity	3,290	3,201	5,703
Purchases of securities available for sale	(191,112)	(23,613)	(174,034)
Purchases of securities held to maturity	(2,025)	(2,537)	(6,449)
Purchase of FHLBNY and FRBNY stock	(8,552)	(3,907)	(16,124)
Redemption of FHLBNY and FRBNY stock	9,290	2,854	16,353
Proceeds from sales of fixed assets	18	—	—
Purchases of premises and equipment	(1,154)	(2,586)	(3,711)
Cash received acquisition of Bank of America branches	—	—	173,673
Cash paid Bank of America branches	—	—	(2,768)
Proceeds from sale of other real estate owned	1,329	342	155
Net increase in loans	(48,156)	(131,852)	(101,481)
Net cash used by investing activities	(114,648)	(71,138)	(46,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	166,045	46,407	67,566
Net decrease in time deposits	(45,764)	(32,649)	(27,085)
Net decrease in securities sold under agreements to repurchase	(1,199)	(3,049)	(9)
Net change in FHLBNY overnight advances	(16,930)	30,830	—
Repayments of FHLBNY long term advances	(107)	(5,933)	(1,983)
Payments made on capital lease	(103)	(561)	—
Purchase of treasury stock	—	—	(93)
Sale of treasury stock	438	—	71
Cash dividends paid	(4,833)	(4,796)	(3,584)
Net cash provided by financing activities	97,547	30,249	34,883
Net (decrease) increase in cash and cash equivalents	(2,978)	(22,446)	11,368
Cash and cash equivalents, beginning of period	29,163	51,609	40,241
Cash and cash equivalents, end of period	$26,185	$29,163	$51,609
(Continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,630	$3,744	$4,163
Income Taxes	$7,047	$3,346	$5,304

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$100	$3,074	$103
Dividends declared, not yet paid	$1,214	$1,204	$1,195
Assets acquired through long term capital lease obligation	$—	$3,537	$—
Repurchase of common stock in lieu of employee payroll taxes	$(33)	$—	$—
Distribution of treasury stock for directors' deferred compensation plan	$3	$3	$11
Distribution of treasury stock for directors' compensation	$271	$273	$217

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRADING ASSETS

Securities that are held to fund a non-qualified deferred compensation plan are recorded at fair value with changes in fair value and interest and dividend income included in earnings.

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

TROUBLED DEBT RESTRUCTURINGS

A TDR is a formally renegotiated loan in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not have been granted to the borrower otherwise.  Not all loans that are restructured as a TDR are classified as non-accrual before the restructuring occurs.  Restructured loans can convert from non-accrual to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms and when, in the opinion of management, the Corporation expects to receive all of its contractual principal and interest due under the restructured terms.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class.  These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4)the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.

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

LOANS HELD FOR SALE

Certain mortgage loans are originated with the intent to sell.  The Corporation typically retains the right to service the mortgages upon sale. Loans held for sale are recorded at the lower of cost or fair value in the aggregate and are regularly evaluated for changes in fair value.  Commitments to sell the loans that are originated for sale are recorded at fair value.  If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market rates.

CAPITAL LEASES

Capital leases are recorded at the lesser of the present value of future cash outlays using a discounted cash flow, or fair value at the beginning of the lease term. Initially the capital lease is recorded as a building asset, which is depreciated over the shorter of the term of the lease or the estimated life of the asset, and a corresponding long term lease obligation, which amortizes as payments are made toward the lease. Interest expense is also incurred using the discount rate determined at the beginning of the lease term.

PREMISES AND EQUIPMENT

Land is carried at cost, while buildings, equipment, leasehold improvements and furniture are stated at cost less accumulated depreciation and amortization. Depreciation is charged to current operations under the straight-line method over the estimated useful lives of the assets, which range from 15 to 50 years for buildings and from 3 to 10 years for equipment and furniture.  Amortization of leasehold improvements and leased equipment is recognized on the straight-line method over the shorter of the lease term or the estimated life of the asset. Leases of branch offices, which have been capitalized, are included within buildings and depreciated on the straight-line method over the shorter of the lease term or the estimated life of the asset.

BANK OWNED LIFE INSURANCE

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration total $1.856 billion, including $304.1 million of assets held under management or administration for the Corporation, at December 31, 2015 and $1.956 billion, including $287.1 million of assets held under management or administration for the Corporation, at December 31, 2014.

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

Under the Plan, pension benefits are based upon final average annual compensation where the annual compensation is total base earnings paid plus 401(k) salary deferrals.  Bonuses, overtime, commissions and dividends are excluded.  The normal retirement benefit equals 1.2% of final average compensation (highest consecutive five years of annual compensation in the prior ten years) times years of service (up to a maximum of 25 years), plus 1% of average monthly compensation for each additional year of service (up to a maximum of 10 years), plus 0.65% of average monthly compensation in excess of covered compensation for each year of credited service up to 35 years.  Covered compensation is the average of the social security taxable wage bases in effect for the 35 year period prior to normal social security retirement age.  Compensation for purposes of determining benefits under the Plan is reviewed annually.

Defined Contribution Profit Sharing, Savings and Investment Plan:

The Corporation also sponsors a 401(K) defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes non-discretionary contributions and discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation.  The plan's assets consist of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.  The plan’s expense is the amount of non-discretionary contributions and discretionary matching and profit sharing contributions, and is charged to other operating expenses in the consolidated statements of income.

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

STOCK-BASED COMPENSATION

Restricted Stock Plan:

The Restricted Stock Plan is designed to align the interests of the Corporation’s executives and senior managers with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees.  Under the terms of the Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the Plan.  Each officer of the Corporation, other than the Corporation’s chief executive officer, is eligible to participate in the Plan.  Awards are based on the performance, responsibility and contributions of the employee and are targeted at an average of the peer group.  The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares to Plan participants may not exceed 15,000 per calendar year.  Twenty percent of the restricted stock awarded to a participant vests each year commencing with the first anniversary date of the award and is 100 percent vested on the fifth anniversary date.  Except in the case of the participant’s death, disability, or in the event of a change in control, the participant’s unvested shares of unrestricted stock will be forfeited if the participant leaves the employ of the Corporation or the Bank, with or without cause, or if the participant retires prior to attainment of age 65.  The plan’s expense is recognized as compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date. See Note 13 for more information regarding this Plan.

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

Directors’ Compensation Plan:

The purpose of the Directors’ Compensation Plan is to enable the Corporation to attract and retain persons of exceptional ability to serve as directors and stockholders in enhancing the value of the common stock of the Corporation.  The Plan was originally established to provide for the cash payment of an annual retainer and fees to non-employee directors serving on the Board of Directors of the Corporation and the Bank.  The Plan was subsequently amended to provide: (i) payment of additional compensation to each non-employee director in shares of the Corporation’s common stock in an amount equal to the total cash compensation earned by each non-employee director during the year for service on the Board of Directors of each of the Corporation and the Bank, and for each year of service thereafter, to be distributed from treasury shares in January of the following calendar year; and (ii) payment to the President and CEO of the Corporation and the Bank for his service on the Boards of Directors of the Corporation and the Bank in an amount equal in value to the average cash compensation awarded to non-employee directors who have served twelve (12) months of the previous year.   The maximum number of shares of Corporation’s common stock that may be granted under the Plan may not exceed 20,000 per year.  The Plan provides that the value of a share of common stock granted under the Plan shall be determined as the average of the closing prices of a share of common stock as quoted on the applicable established securities market for each of the prior 30 trading days ending on December 31st of the calendar year.  The cost of all cash and stock compensation is charged to other operating expenses in the consolidated statements of income.

Incentive Compensation Plan:

The purpose of the Incentive Compensation Plan is to attract and retain highly qualified officers and key employees, and to motivate such persons to serve the Corporation and the Bank and to expend maximum effort to improve the business results and earnings of the Corporation by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Corporation.  To this end, the Incentive Compensation Plan provides for the discretionary grant of cash and/or unrestricted stock, i.e., common stock of the Corporation that is free of any restrictions, such as restrictions on transferability, to select officers and key employees as designated by the Board of Directors in its sole discretion.  The maximum number of shares that can be awarded as unrestricted stock under the Incentive Compensation Plan to any individual is 10,000 per calendar year; and the maximum amount that may be earned in cash as an Incentive Award in any calendar year by any individual is $300,000.  The right of any eligible employee to receive a grant of an incentive award, whether in the form of cash or unrestricted stock, is subject to performance standards that are specified by either the Compensation Committee or the Board of Directors.  The cost of all cash and unrestricted stock compensation is charged to other operating expenses in the consolidated statements of income.

Non-qualified Deferred Compensation Plan:

The Deferred Compensation Plan allows a select group of management and employees to defer all or a portion of their annual compensation to a future date.  Eligible employees are generally highly compensated employees and are designated by the Board of Directors from time to time.  Investments in the plan are recorded as trading assets and deferred amounts are an unfunded liability of the Corporation.  The plan requires deferral elections be made before the beginning of the calendar year during which the participant will perform the services to which the compensation relates. Participants in the Plan are required to elect a form of distribution, either lump sum payment or annual installments not to exceed ten years, and a time of distribution, either a specified age or a specified date. The terms and conditions for the deferral of compensation are subject to the provisions of 409A of the IRS Code.  The income from investments and cost of the plan are recorded as other operating income and other operating expenses, respectively, in the consolidated statements of income.

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.  Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2015.

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of Canton Bancorp, Inc. in May 2009, the acquisition of FOFC in April 2011 and the acquisition of six branches of Bank of America in November of 2013, with balances of $2.0 million, $2 thousand, $0.8 million and $1.1 million, respectively, at December 31, 2015.  The intangible assets related to the acquisition of three former M&T Bank branch offices in March 2008 were fully amortized at December 31, 2015. The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit and customer relationship intangibles related to the M&T branch offices, and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 year accelerated method.  The identifiable core deposit related to the branch offices in the Bank of America acquisition is being amortized to expense using a 7 year accelerated method.  The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year accelerated method.

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

DERIVATIVES

The Corporation utilizes interest rate swaps with commercial borrowers and third-party counterparties as well as agreements with lead banks in participation loan relationships wherein the Corporation guarantees a portion of the fair value of an interest rate swap entered into by the lead bank. These transactions are accounted for as derivatives. The Company’s derivatives are entered into in connection with its asset and liability management activities and not for trading purposes.

The Company does not have any derivatives that are designated as hedges and therefore all derivatives are considered free standing and are recorded at fair value as derivative assets or liabilities on the consolidated balance sheets, with changes in fair value recognized in the consolidated statements of income as non-interest income.

Premiums received when entering into derivative contracts are recognized as part of the fair value of the derivative asset or liability and are carried at fair value with any gain/loss at inception and any changes in fair value reflected in income

The Corporation did not have to pledge collateral to derivative counterparties as of December 31, 2015. The Corporation does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back interest rate swap program. The Corporation may need to post collateral, either cash or certain qualified securities, in the future in proportion to potential increases in unrealized loss positions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016 the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  The objectives of the ASU are to (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation will adopt all provisions of this ASU as of January 1, 2017. The Corporation is currently evaluating the potential impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. ASU 2016-02 is effective for the Corporation beginning January 1, 2019, though early adoption is permitted. The Corporation is evaluating the impact on the Corporation's financial statements.

SUBSEQUENT EVENTS

On March 2, 2016, the Corporation notified the NYSDFS and FRB of its plan to vacate its Ithaca Commons branch office located in Ithaca, New York at 202 East State Street during the second quarter of 2016. As of December 31, 2015, the branch office had $20.6 million in total deposits. The Corporation expects to recognize approximately $450 thousand in accelerated depreciation and moving costs associated with vacating the premises during the first and second quarters of 2016.

During February 2016, the Corporation sold two treasury notes with a notional value of $14.5 million for a gain of $908 thousand. The proceeds from the sale of the two treasury notes were used to pay down FHLB overnight advances.

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation was in compliance with the reserve requirement with the Federal Reserve Bank of New York as of December 31, 2015.

The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1.4 million for electronic funds transaction settlement purposes at December 31, 2015 and 2014.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2015 and 2014 are as follows (in thousands):

	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$99,430	$100,166	$180,535	$181,673
Mortgage-backed securities, residential	199,680	198,366	60,787	61,660
Collateralized mortgage obligations	—	—	335	338
Obligations of states and political subdivisions	43,695	44,426	30,677	31,451
Corporate bonds and notes	747	752	1,502	1,533
SBA loan pools	643	647	1,296	1,304
Trust preferred securities	—	—	1,906	2,028
Corporate stocks	285	463	285	520
Total	$344,480	$344,820	$277,323	$280,507

Gross unrealized gains and losses on securities available for sale at December 31, 2015 and 2014, were as follows (in thousands):

	2015		2014
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$752	$16	$1,300	$162
Mortgage-backed securities, residential	427	1,741	892	19
Collateralized mortgage obligations	—	—	3	—
Obligations of states and political subdivisions	737	6	802	28
Corporate bonds and notes	5	—	35	4
SBA loan pools	5	1	11	3
Trust preferred securities	—	—	122	—
Corporate stocks	178	—	235	—
Total	$2,104	$1,764	$3,400	$216

The amortized cost and estimated fair value of debt securities available for sale are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Within one year	$49,359	$49,621
After one, but within five years	68,076	68,847
After five, but within ten years	26,437	26,876
After ten years	—	—
Mortgage-backed securities, residential	199,680	198,366
SBA loan pools	643	647
Total	$344,195	$344,357

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below (in thousands):

	2015	2014	2013
Proceeds	$72,718	$36,258	$2,650
Gross gains	$410	$6,869	$16
Gross losses	$(38)	$—	$—
Tax expense	$142	$2,641	$6

Amortized cost and estimated fair value of securities held to maturity at December 31, 2015 and 2014 are as follows (in thousands):

	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$4,566	$4,822	$5,175	$5,535
Time deposits with other financial institutions	—	—	656	662
	$4,566	$4,822	$5,831	$6,197

Gross unrealized gains and losses on securities held to maturity at December 31, 2015 and 2014, were as follows (in thousands):

	2015		2014
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of states and political subdivisions	$256	$—	$360	$—
Time deposits with other financial institutions	—	—	6	—
Total	$256	$—	$366	$—

There were no sales of securities held to maturity in 2015 or 2014.

The contractual maturity of securities held to maturity is as follows at December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Within one year	$2,266	$2,290
After one, but within five years	2,103	2,308
After five, but within ten years	197	224
After ten years	—	—
Total	$4,566	$4,822

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2015
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,169	$16	$—	$—	$15,169	$16
Mortgage-backed securities, residential	177,058	1,741	—	—	177,058	1,741
Obligations of states and political subdivisions	3,756	4	592	2	4,348	6
SBA loan pools	—	—	251	1	251	1
Total temporarily impaired securities	$195,983	$1,761	$843	$3	$196,826	$1,764

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014
Obligations of U.S. Government and U.S. Government sponsored enterprises	$57,512	$108	$4,945	$54	$62,457	$162
Mortgage-backed securities, residential	11,051	19	—	—	11,051	19
Obligations of states and political subdivisions	4,625	22	1,056	6	5,681	28
Corporate bonds and notes	—	—	243	4	243	4
Corporate stocks	276	1	316	2	592	3
Total temporarily impaired securities	$73,464	$150	$6,560	$66	$80,024	$216

Other-Than-Temporary-Impairment

As of December 31, 2015, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities. At December 31, 2015, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

During the fourth quarter of 2013, the Corporation sold one CDO consisting of a pool of trust preferred securities that had an amortized cost of $600 thousand.  Total proceeds from the sale of this CDO, was $600 thousand resulting in a slight loss.  The Corporation recognized $29 thousand of additional credit loss in OTTI during 2013.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the periods ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning balance, January 1,	$—	$1,939	$3,506
Additions/Subtractions:
Reductions for previous credit losses realized on securities sold during the year	—	—	(1,596)
Reductions for previous credit losses realized on securities liquidated during the year	—	(1,939)	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—	29
Ending balance, December 31,	$—	$—	$1,939

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $515 thousand in other operating income during the first quarter of 2014 to reflect proceeds received from the liquidation.  The Corporation does not own any other CDO’s in its investment securities portfolio.

Pledged Securities

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $196.1 million at December 31, 2015 and $190.7 million at December 31, 2014.

The table below shows the securities pledged to secure securities sold under agreements to repurchase at December 31, 2015 and 2014 (in thousands):

	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government and U. S. Government sponsored enterprises	$22,988	$23,267	$36,195	$36,641
Mortgage-backed securities, residential	20,453	20,589	7,934	8,350
Collateralized mortgage obligations	—	—	48	48
Total	$43,441	$43,856	$44,177	$45,039

Concentrations

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2015 or 2014.

Equity Method Investments

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2015 and 2014, these investments totaled $0.5 million and $0.7 million, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred loan fees is summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
Commercial and agricultural:
Commercial and industrial	$192,197	$165,385
Agricultural	1,036	1,021
Commercial mortgages:
Construction	41,131	54,831
Commercial mortgages	465,347	397,762
Residential mortgages	195,778	196,809
Consumer loans:
Credit cards	1,483	1,654
Home equity lines and loans	101,726	99,354
Indirect consumer loans	151,327	184,763
Direct consumer loans	18,608	19,995
Total loans, net of deferred loan fees	$1,168,633	$1,121,574
Interest receivable on loans	2,870	2,780
Total recorded investment in loans	$1,171,503	$1,124,354

Residential mortgages held for sale as of December 31, 2015 and 2014 totaling $1.1 million and $0.7 million, respectively, are not included in the above table.

Residential mortgages totaling $156.3 million at December 31, 2015 and $152.7 million at December 31, 2014 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	December 31, 2015
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,460	$6,326	$1,572	$4,328	$—	$13,686
Charge Offs:	(186)	(104)	(47)	(1,294)	—	(1,631)
Recoveries:	96	131	—	407	—	634
Net (charge offs) recoveries	(90)	27	(47)	(887)	—	(997)
Provision	461	759	(61)	412	—	1,571
Ending balance	$1,831	$7,112	$1,464	$3,853	$—	$14,260

	December 31, 2014
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$—	$12,776
Charge Offs:	(444)	(2,229)	(97)	(1,508)	—	(4,278)
Recoveries:	385	156	32	634	—	1,207
Net recoveries (charge offs)	(59)	(2,073)	(65)	(874)	—	(3,071)
Provision	(460)	2,156	120	2,165	—	3,981
Ending balance	$1,460	$6,326	$1,572	$4,328	$—	$13,686

	December 31, 2013
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Beginning balance:	$1,708	$4,428	$1,565	$2,706	$26	$10,433
Charge Offs:	(186)	(44)	(124)	(1,139)	—	(1,493)
Recoveries:	537	98	65	381	—	1,081
Net recoveries (charge offs)	351	54	(59)	(758)	—	(412)
Provision	(80)	1,761	11	1,089	(26)	2,755
Ending balance	$1,979	$6,243	$1,517	$3,037	$—	$12,776

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8	$1,481	$—	$77	$1,566
Collectively evaluated for impairment	1,823	5,572	1,424	3,776	12,595
Loans acquired with deteriorated credit quality	—	59	40	—	99
Total ending allowance balance	$1,831	$7,112	$1,464	$3,853	$14,260

	December 31, 2014
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$1,145	$—	$1	$1,235
Collectively evaluated for impairment	1,335	5,145	1,550	4,327	12,357
Loans acquired with deteriorated credit quality	36	36	22	—	94
Total ending allowance balance	$1,460	$6,326	$1,572	$4,328	$13,686

	December 31, 2015
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,498	$12,773	$235	$474	$14,980
Loans collectively evaluated for impairment	192,202	493,102	195,731	273,393	1,154,428
Loans acquired with deteriorated credit quality	—	1,825	270	—	2,095
Total ending loans balance	$193,700	$507,700	$196,236	$273,867	$1,171,503

	December 31, 2014
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,452	$13,712	$254	$486	$15,904
Loans collectively evaluated for impairment	164,748	438,246	196,783	306,042	1,105,819
Loans acquired with deteriorated credit quality	620	1,761	250	—	2,631
Total ending loans balance	$166,820	$453,719	$197,287	$306,528	$1,124,354

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2015 and December 31, 2014, the average recorded investment and interest income recognized by class of loans as of the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,487	$1,489	$—	$1,359	$1,364	$—
Commercial mortgages:
Construction	349	350	—	1,927	1,910	—
Commercial mortgages	7,551	7,577	—	7,803	7,708	—
Residential mortgages	234	235	—	253	253	—
Consumer loans:
Home equity lines and loans	107	108	—	429	432	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	9	9	8	89	89	89
Commercial mortgages:
Commercial mortgages	4,913	4,846	1,481	4,210	4,094	1,145
Consumer loans:
Home equity lines and loans	364	366	77	54	54	1
Total	$15,014	$14,980	$1,566	$16,124	$15,904	$1,235

	December 31, 2015		December 31, 2014		December 31, 2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,358	$64	$1,463	$40	$1,605	$71
Commercial mortgages:
Construction	992	36	2,104	102	3,364	95
Commercial mortgages	7,728	264	7,492	259	5,991	249
Residential mortgages	244	4	141	1	125	—
Consumer loans:
Home equity lines & loans	396	6	143	6	47	2
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	146	3	502	—	719	—
Commercial mortgages:
Construction	—	—	—	—	—	—
Commercial mortgages	4,503	49	1,611	41	867	—
Consumer loans:
Home equity lines and loans	84	18	56	4	47	3
Direct consumer loans	—	—	—	—	3	—
Total	$15,451	$444	$13,512	$453	$12,768	$420
(1)  Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of December 31, 2015 and December 31, 2014 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	2015	2014	2015	2014
Commercial and agricultural:
Commercial and industrial	$13	$312	$3	$—
Agricultural	—	—	—	—
Commercial mortgages:
Construction	63	150	—	1,446
Commercial mortgages	7,203	2,831	—	—
Residential mortgages	3,610	3,615	—	—
Consumer loans:
Credit cards	—	—	15	8
Home equity lines and loans	758	515	—	—
Indirect consumer loans	542	325	—	—
Direct consumer loans	43	30	—	—
Total	$12,232	$7,778	$18	$1,454

The following tables present the aging of the recorded investment in loans as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$398	$3	$12	$413	$—	$192,248	$192,661
Agricultural	—	—	—	—	—	1,039	1,039
Commercial mortgages:
Construction	—	—	—	—	—	41,231	41,231
Commercial mortgages	4,197	199	5,239	9,635	1,825	455,009	466,469
Residential mortgages	2,983	725	1,703	5,411	270	190,555	196,236
Consumer loans:
Credit cards	30	4	15	49	—	1,433	1,482
Home equity lines and loans	233	77	239	549	—	101,428	101,977
Indirect consumer loans	1,744	4	447	2,195	—	149,531	151,726
Direct consumer loans	208	—	19	227	—	18,455	18,682
Total	$9,793	$1,012	$7,674	$18,479	$2,095	$1,150,929	$1,171,503

	December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$551	$257	$37	$845	$620	$164,332	$165,797
Agricultural	—	—	—	—	—	1,023	1,023
Commercial mortgages:
Construction	—	—	1,446	1,446	—	53,521	54,967
Commercial mortgages	276	3,151	1,160	4,587	1,761	392,404	398,752
Residential mortgages	2,327	1,161	1,533	5,021	250	192,016	197,287
Consumer loans:
Credit cards	2	3	8	13	—	1,641	1,654
Home equity lines and loans	635	217	167	1,019	—	98,572	99,591
Indirect consumer loans	1,444	345	292	2,081	—	183,136	185,217
Direct consumer loans	35	13	30	78	—	19,988	20,066
Total	$5,270	$5,147	$4,673	$15,090	$2,631	$1,106,633	$1,124,354

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

As of December 31, 2015, 2014 and 2013, the Corporation has a recorded investment in TDRs of $12.0 million, $9.7 million, and $7.9 million, respectively.  There were specific reserves of $1.4 million allocated for TDRs at December 31, 2015, and $0.3 million allocated for both December 31, 2014 and December 31, 2013.  As of December 31, 2015, TDRs totaling $7.6 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  As of December 31, 2014, TDRs totaling $8.7 million were accruing interest under the modified terms and $1.0 million were on non-accrual status.  As of December 31, 2013, TDRs totaling $6.8 million were accruing interest under the modified terms and $1.1 million were on non-accrual status.  The Corporation has committed additional amounts totaling up to $0.1 million, $0.1 million, and $0.2 million as of December 31, 2015, December 31, 2014, December 31, 2013, respectively, to customers with outstanding loans that are classified as TDRs.

During the years ended December 31, 2015, 2014 and 2013, the terms of certain loans were modified as TDRs. The modification of the terms of such commercial loans performed during the year ended December 31, 2015 included renewing a line of credit and extending the maturity date at a rate lower than the current market rate, decreases of scheduled amortization payments for five loans and reductions of interest rates for two loans.

The modification of the terms of such commercial loans performed during the year ended December 31, 2014 included a permanent reduction of the recorded investment and a change in the schedule of payments for one loan and renewing lines of credit or loans and extending maturity dates at rates lower than the current market rates for six other loans. The modification of the terms of the residential mortgage loan included extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk. The modification of the terms of the home equity line of credit included a change in the schedule of payments and extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk.

The modification of the terms of a commercial construction loan and a commercial mortgage loan performed during the year ended December 31, 2013 included extending the maturity dates at interest rates lower than the current market rates for new debt with similar risk. The modification of terms of such commercial loans performed during the year ended December 31, 2013 included renewing lines of credit or loans and extending maturity dates at rates lower than the current market rates. The modification of the terms of the three home equity loans performed during the year ended December 31, 2013 included extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk for two loans and reducing amortized payments greater than three months for one loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2015, 2014 and 2013 (in thousands):

December 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$477	$477
Commercial mortgages:
Commercial mortgages	5	2,810	2,810
Total	6	$3,287	$3,287

December 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	4	$1,028	$1,028
Commercial mortgages:
Commercial mortgages	4	2,666	2,623
Residential mortgages	1	149	150
Consumer loans:
Home equity lines and loans	1	366	366
Total	10	$4,209	$4,167

December 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	5	$1,343	$1,343
Commercial mortgages:
Construction	1	326	326
Commercial mortgages	1	133	133
Consumer loans:
Home equity lines and loans	3	$134	$134
Total	10	$1,936	$1,936

The TDRs described above increased the allowance for loan losses by $1.1 million and resulted in no charge offs during the year ended December 31, 2015.  The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in less than $0.1 million in charge offs during the year ended December 31, 2014.  The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in no charge offs during the year ended December 31, 2013.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2015:

December 31, 2015	Number of Loans	Recorded Investment
Commercial mortgages:
Commercial mortgages	2	$1,877
Total	2	$1,877

The TDRs that subsequently defaulted described above did not increase the allowance for loan losses and resulted in no charge offs during the year ended December 31, 2015.

There were no payment defaults on any loans previously modified as troubled debt restructurings during the years ended December 31, 2014 or December 31, 2013, within twelve months following the modification.

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

For the retail loans, which include residential mortgages, indirect and direct consumer loans, home equity lines and loans, and credit cards, once a loan is properly approved and closed, the Corporation evaluates credit quality based upon loan repayment. Retail loans are not rated until they become 90 days past due.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of December 31, 2015 and December 31, 2014, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	December 31, 2015
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,359	$—	$3,772	$2,521	$9	$192,661
Agricultural	—	1,039	—	—	—	—	1,039
Commercial mortgages:
Construction	—	40,881	—	287	63	—	41,231
Commercial mortgages	—	437,549	1,825	8,437	14,454	4,204	466,469
Residential mortgages	192,245	—	270	—	3,721	—	196,236
Consumer loans
Credit cards	1,482	—	—	—	—	—	1,482
Home equity lines and loans	101,219	—	—	—	758	—	101,977
Indirect consumer loans	151,184	—	—	—	542	—	151,726
Direct consumer loans	18,639	—	—	—	43	—	18,682
Total	$464,769	$665,828	$2,095	$12,496	$22,102	$4,213	$1,171,503

	December 31, 2014
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$158,140	$620	$3,695	$3,306	$36	$165,797
Agricultural	—	1,023	—	—	—	—	1,023
Commercial mortgages:
Construction	—	51,525	—	3,292	150	—	54,967
Commercial mortgages	—	365,448	1,761	20,871	10,266	406	398,752
Residential mortgages	193,422	—	250	—	3,615	—	197,287
Consumer loans
Credit cards	1,654	—	—	—	—	—	1,654
Home equity lines and loans	99,076	—	—	—	515	—	99,591
Indirect consumer loans	184,940	—	—	—	277	—	185,217
Direct consumer loans	20,045	—	—	—	21	—	20,066
Total	$499,137	$576,136	$2,631	$27,858	$18,150	$442	$1,124,354

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$192,626	$1,482	$101,219	$151,184	$18,639
Non-Performing	3,610	—	758	542	43
Total	$196,236	$1,482	$101,977	$151,726	$18,682

	December 31, 2014
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,672	$1,654	$99,076	$184,892	$20,036
Non-Performing	3,615	—	515	325	30
Total	$197,287	$1,654	$99,591	$185,217	$20,066

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

The tables below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2013 to December 31, 2015 (in thousands):

	Balance at December 31, 2014	Income Accretion	All Other Adjustments	Balance at December 31, 2015
Contractually required principal and interest	$3,621	$—	$(709)	$2,912
Contractual cash flows not expected to be collected (non accretable discount)	(570)	—	64	(506)
Cash flows expected to be collected	3,051	—	(645)	2,406
Interest component of expected cash flows (accretable yield)	(420)	174	(65)	(311)
Recorded investment in loans acquired with deteriorating credit quality	$2,631	$174	$(710)	$2,095

	Balance at December 31, 2013	Income Accretion	All Other Adjustments	Balance at December 31, 2014
Contractually required principal and interest	$11,230	$—	$(7,609)	$3,621
Contractual cash flows not expected to be collected (non accretable discount)	(543)	—	(27)	(570)
Cash flows expected to be collected	10,687	—	(7,636)	3,051
Interest component of expected cash flows (accretable yield)	(991)	515	56	(420)
Recorded investment in loans acquired with deteriorating credit quality	$9,696	$515	$(7,580)	$2,631

	Balance at December 31, 2012	Income Accretion	All Other Adjustments	Balance at December 31, 2013
Contractually required principal and interest	$16,896	$—	$(5,666)	$11,230
Contractual cash flows not expected to be collected (non accretable discount)	(3,656)	—	3,113	(543)
Cash flows expected to be collected	13,240	—	(2,553)	10,687
Interest component of expected cash flows (accretable yield)	(2,529)	1,163	375	(991)
Recorded investment in loans acquired with deteriorating credit quality	$10,711	$1,163	$(2,178)	$9,696

For those purchased credit impaired loans disclosed above, the Corporation increased the allowance for loan losses by $41 thousand, $917 thousand and $640 thousand during the years ended December 31, 2015, 2014 and 2013. For those purchased credit impaired loans disclosed above, the Corporation reversed the allowance for loan losses by $86 thousand, $154 thousand and $33 thousand during the years ended December 31, 2015, 2014 and 2013.

(5)    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Land	$4,803	$4,803
Buildings	38,660	38,604
Projects in progress	167	132
Equipment and furniture	35,734	36,551
Leasehold improvements	5,759	6,094
	85,123	86,184
Less accumulated depreciation and amortization	55,726	53,897
Net book value	$29,397	$32,287

Depreciation expense was $4.0 million, $3.9 million and $3.2 million for 2015, 2014, and 2013, respectively.

Operating Leases

The Corporation leases certain branch properties under operating leases.  Rent expense was $1.3 million, $1.5 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

Year	Estimated Expense
2016	$1,166
2017	1,143
2018	1,143
2019	830
2020	559
2021 and thereafter	3,590
Total	$8,431

Capital Leases

The Corporation leases certain buildings under capital leases.  The lease arrangements require monthly payments through 2030.

The Corporation has included these leases in premises and equipment as follows:

	2015	2014
Buildings	$3,537	$3,537
Accumulated depreciation	(232)	—
Net book value	$3,305	$3,537

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2015 (in thousands):

Year	Amount
2016	$234
2017	234
2018	234
2019	234
2020	234
2021 and thereafter	2,407
Total minimum lease payments	3,577
Less amount representing interest	704
Present value of net minimum lease payments	$2,873

(6)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2015 and 2014 (in thousands):

	At December 31, 2015		At December 31, 2014
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$4,057	$5,975	$3,279
Other customer relationship intangibles	5,633	3,620	5,633	3,262
Total	$11,608	$7,677	$11,608	$6,541

Aggregate amortization expense was $1.1 million, $1.3 million, and $0.9 million for 2015, 2014 and 2013, respectively.

The remaining estimated aggregate amortization expense at December 31, 2015 is listed below (in thousands):

Year	Estimated Expense
2016	$986
2017	859
2018	734
2019	609
2020	484
2021 and thereafter	259
Total	$3,931

(7)    DEPOSITS

A summary of deposits at December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Non-interest-bearing demand deposits	$402,236	$366,298
Interest-bearing demand deposits	130,573	110,819
Insured money market accounts	497,658	392,871
Savings deposits	203,749	198,183
Time deposits	166,079	211,843
Total	$1,400,295	$1,280,014

Scheduled maturities of time deposits at December 31, 2015, are summarized as follows (in thousands):

Year	Maturities
2016	$115,129
2017	31,181
2018	7,223
2019	5,527
2020	5,394
2021	1,625
Total	$166,079

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand at December 31, 2015 and 2014 were $20.6 million and $42.8 million, respectively.

Time deposits include certificates of deposit in denominations of $100 thousand or more aggregating $52.5 million and $80.5 million at December 31, 2015 and 2014, respectively. Interest expense on such certificates was $0.3 million, $0.5 million and $0.8 million for 2015, 2014 and 2013, respectively.

Maturities of time deposits in denominations of $100 thousand or more outstanding at December 31, 2015 are summarized as follows (in thousands):

3 months or less	$9,246
Over 3 through 6 months	11,332
Over 6 through 12 months	16,541
Over 12 months	15,427
Total	$52,546

(8)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Repurchase agreements are secured borrowings. The Corporation pledges investment securities to secure these borrowings. A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Balance at December 31	$28,453	$29,652	$32,701
Maximum month-end balance	$32,145	$31,914	$32,701
Average balance during year	$30,236	$30,667	$31,102
Weighted-average interest rate at December 31	2.93%	2.82%	2.93%
Average interest rate paid during year	2.80%	2.77%	2.76%

The contractual maturity of securities sold under agreements to repurchase by collateral pledged as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31, 2015
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$12,163	$1,781	$9,323	$—	$23,267
Mortgage-backed securities, residential	8,280	9,174	3,135	—	20,589
Total	$20,443	$10,955	$12,458	$—	43,856
Excess collateral held					(15,403)
Gross amount of recognized liabilities for repurchase agreements					$28,453

	December 31, 2014
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$21,056	$—	$6,990	$8,595	$36,641
Mortgage-backed securities, residential	669	—	3,507	4,174	8,350
Collateralized mortgage obligations	—	—	48	—	48
Total	$21,725	$—	$10,545	$12,769	45,039
Excess collateral held					(15,387)
Gross amount of recognized liabilities for repurchase agreements					$29,652

The Corporation enters into sales of securities under agreements to repurchase and the amounts received under these agreements represent borrowings and are reflected as a liability in the consolidated balance sheets.  The securities underlying these agreements are included in investment securities in the consolidated balance sheets. See Note 3 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

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

(9)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of FHLBNY fixed rate advances at December 31, 2015 and 2014.  The carrying amount includes the advance balance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

2015
Amount	Rate	Maturity Date	Call Date
$13,900	0.52%	January 4, 2016	-
10,000	4.60%	December 22, 2016	-
4,090	3.90%	October 19, 2017	January 19, 2016
3,068	2.91%	December 4, 2017	March 3, 2016
2,045	3.05%	January 2, 2018	April 1, 2016
$33,103	2.54%

2014
Amount	Rate	Maturity Date	Call Date
$30,830	0.32%	January 2, 2015	-
10,000	4.60%	December 22, 2016	-
4,138	3.90%	October 19, 2017	January 19, 2015
3,103	2.91%	December 4, 2017	March 3, 2015
2,069	3.05%	January 2, 2018	April 1, 2015
$50,140	1.73%

Each advance is payable at its maturity date, with a prepayment penalty for term advances.  The advances were collateralized by $156.3 million and $152.7 million of first mortgage loans under a blanket lien arrangement at December 31, 2015 and 2014, respectively.  Based on this collateral and the Corporation’s holdings of FHLBNY stock, the Corporation is eligible to borrow up to a total of $106.2 million at year-end 2015.

Payments over the next five years are as follows:

Year	Amount
2016	$23,900
2017	7,000
2018	2,000
2019	—
2020	—
Total	$32,900

(10)    DERIVATIVES

As part of the Corporation's product offerings, the Corporation acts as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets. The Corporation manages its exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps it has with the commercial borrowers. These positions directly offset each other and its exposure is the fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. The Corporation also enters into risk participation agreements with dealer banks on commercial loans in which it participates. The Corporation receives an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Corporation is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap. The Corporation determines the fair value of the credit loss exposure using an estimated credit default rate based on the historical performance of similar assets.

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2015, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $14.4 million. Derivatives not designated as hedging instruments included interest rate swaps of $3.9 million and risk participation agreements with dealer banks of $10.5 million. Non-hedging derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.

The following table presents information regarding our derivative financial instruments, at December 31:

2015	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	1	$1,934	5.9	4.33%	3.02%	$15
Reverse interest rate swaps on loans with commercial loan customers	1	1,934	5.9	3.02%	4.33%	(16)
Risk participation agreements	4	10,528	26.2			(47)
Total	6	$14,396				$(48)

2014	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Risk participation agreements	3	$8,335	31.5	N/A	N/A	$(18)
Total	3	$8,335				$(18)

The Corporation did not have any derivative financial instruments at December 31, 2013.

Off-balance sheet exposure for the risk participation agreements was $0.9 million and $0.3 million for December 31, 2015 and 2014, respectively.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging were as follows:

	Years Ended December 31,
	2015	2014
Derivatives not designated as hedging instruments
Interest rate swap agreements with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	$15	$—

Reverse interest rate swap agreements with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	(16)	—

Risk participation agreements:
Unrealized gain (loss) recognized in other non-interest income	(29)	(18)

Unrealized gain (loss) recognized in non-interest income	$(30)	$(18)

(11)            INCOME TAXES

For the years ended December 31, 2015, 2014 and 2013, income tax expense attributable to income from operations consisted of the following (in thousands):

Current:	2015	2014	2013
State	$216	$606	$395
Federal	3,668	5,366	3,548
Total current	3,884	5,972	3,943
Deferred expense/(benefit)	774	(2,263)	(121)
Income tax expense	$4,658	$3,709	$3,822

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2015	2014	2013
Tax computed at statutory rate	$4,791	$4,034	$4,268
Tax-exempt interest	(441)	(456)	(483)
Dividend exclusion	(41)	(60)	(46)
State taxes, net of Federal impact	238	227	188
Nondeductible interest expense	8	8	11
Other items, net	103	(44)	(116)
Income tax expense	$4,658	$3,709	$3,822

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, are presented below (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$5,385	$5,182
Accrual for employee benefit plans	597	709
Depreciation	1,553	1,010
Deferred compensation and directors' fees	1,136	1,076
Purchase accounting adjustment – deposits	37	65
Purchase accounting adjustment – loans	130	259
Purchase accounting adjustment - fixed assets	221	221
Accounting for defined benefit pension and other benefit plans	6,975	6,624
Trust preferred impairment write down	—	540
Nonaccrued interest	868	617
Accrued expense	—	1,580
Other	288	456
Total gross deferred tax assets	17,190	18,339

Deferred tax liabilities:
Deferred loan fees and costs	933	910
Prepaid pension	4,609	5,179
Net unrealized gains on securities available for sale	130	1,359
Discount accretion	427	410
Core deposit intangible	1,437	1,479
Other	149	153
Total gross deferred tax liabilities	7,685	9,490
Net deferred tax asset	$9,505	$8,849

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

As of December 31, 2015, December 31, 2014 and December 31, 2013 the Corporation did not have any unrecognized tax benefits.

The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2015, 2014 and 2013, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.

The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2012 and for New York State taxing authorities for the years prior to 2012.

(12)    PENSION PLAN AND OTHER BENEFIT PLANS

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2015 and 2014 (in thousands):

Change in projected benefit obligation:	2015	2014
Benefit obligation at beginning of year	$45,544	$36,186
Service cost	1,231	1,045
Interest cost	1,806	1,738
Actuarial (gain) loss	(3,199)	8,064
Benefits paid	(1,585)	(1,489)
Benefit obligation at end of year	$43,797	$45,544

Change in plan assets:	2015	2014
Fair value of plan assets at beginning of year	$43,336	$41,782
Actual return on plan assets	(1,800)	3,043
Employer contributions	—	—
Benefits paid	(1,585)	(1,489)
Fair value of plan assets at end of year	$39,951	$43,336

Funded status	$(3,846)	$(2,208)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Net actuarial loss	$17,863	$17,388
Prior service cost	7	15
Total before tax effects	$17,870	$17,403

The accumulated benefit obligation at December 31, 2015 and 2014 was $37.7 million and $38.7 million, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Discount rate	4.39%	4.09%	4.92%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2015, 2014 and 2013 consist of the following (in thousands):

Net periodic benefit cost	2015	2014	2013
Service cost, benefits earned during the year	$1,231	$1,045	$1,195
Interest cost on projected benefit obligation	1,806	1,738	1,587
Expected return on plan assets	(3,287)	(3,174)	(2,824)
Amortization of net loss	1,414	649	1,579
Amortization of prior service cost	7	7	14
Net periodic cost	$1,171	$265	$1,551

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2015	2014	2013
Net actuarial (gain) loss	$1,888	$8,195	$(6,367)
Recognized loss	(1,414)	(649)	(1,579)
Amortization of prior service cost	(7)	(7)	(14)
Total recognized in other comprehensive income (loss) (before tax effect)	$467	$7,539	$(7,960)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$1,638	$7,804	$(6,409)

Amounts expected to be recognized in net periodic cost during 2016 (in thousands):
Loss recognition	$1,534
Prior service cost recognition	$7

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Discount rate	4.09%	4.92%	4.26%
Expected long-term rate of return on assets	7.75%	7.75%	7.75%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant.  At December 31, 2015, the Corporation used Retirement Plan 2014 (RP-2014) and Mortality Improvement Scale 2015 (MP-2015) as a basis for the Plan's valuation. At December 31, 2014, the Corporation adopted the Retirement Plan 2014 (RP-2014) and Mortality Projection 2014 (MP-2014) mortality tables as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.  Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types.  The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds.  Other investments may consist of mutual funds, money market funds and cash & cash equivalents.  While no significant changes in the asset allocations are expected during 2016, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2015	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return
		2015	2014
Large cap domestic equities	30% - 60%	58%	50%	10.3%
Mid-cap domestic equities	0% - 20%	4%	14%	10.6%
Small-cap domestic equities	0% - 15%	3%	3%	10.8%
International equities	0% - 25%	6%	4%	10.3%
Intermediate fixed income	20% - 50%	23%	26%	4.7%
Alternative assets	0% - 10%	2%	2%	7.5%
Cash	0% - 20%	4%	1%	2.5%
Total		100%	100%

The investment policy of the plan is to provide for long-term growth of principal and income without undue exposure to risk.  The focus is on long-term capital appreciation and income generation. The Corporation maintains an IPS that guides the investment allocation in the plan.  The IPS describes the target asset allocation positions as shown in the table above.

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

As of December 31, 2015 and 2014, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

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

The fair value of the plan assets at December 31, 2015 and 2014, by asset class are as follows (in thousands):

		Fair Value Measurement at December 31, 2015 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1,486	$1,486	$—	$—
Equity securities:
U.S. companies	23,424	23,424	—	—
International companies	1,277	1,277	—	—

Mutual funds	8,548	8,548	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,468	—	2,468	—
U.S. Corporate bonds	2,748	—	2,748	—
Total plan assets	$39,951	$34,735	$5,216	$—

		Fair Value Measurement at December 31, 2014 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$626	$626	$—	$—
Equity securities:
U.S. companies	28,011	28,011	—	—
International companies	856	856	—	—

Mutual funds	7,111	7,111	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,701	2,701	—	—
U.S. Corporate bonds	3,775	—	3,775	—
Foreign bonds, notes & debentures	256	—	256	—
Total plan assets	$43,336	$39,305	$4,031	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2016	$1,913
2017	$1,963
2018	$2,058
2019	$2,105
2020	$2,172
2021-2025	$12,037

The Corporation does not expect to contribute to the plan during 2016.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Profit Sharing, Savings and Investment Plan

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes discretionary matching and profit sharing contributions to the plan for employees hired prior to July 1, 2010 based on the financial results of the Corporation.  The Corporation also contributes to a non-discretionary 401K plan which covers all eligible employees hired after July 1, 2010.  Expense related to both plans totaled $639 thousand, $620 thousand, and $521 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.  The plan's assets at December 31, 2015, 2014 and 2013 include 169,398, 170,714, and 178,113 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

Defined Benefit Health Care Plan

The Corporation uses a December 31 measurement date for its postretirement medical benefits plan.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2015 and 2014 (in thousands):

Changes in accumulated postretirement benefit obligation:	2015	2014
Accumulated postretirement benefit obligation - beginning of year	$1,663	$1,490
Service cost	46	39
Interest cost	70	72
Participant contributions	83	84
Actuarial (gain) loss	215	177
Benefits paid	(413)	(199)
Accumulated postretirement benefit obligation at end of year	$1,664	$1,663

Change in plan assets:	2015	2014
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	330	115
Plan participants’ contributions	83	84
Benefits paid	(413)	(199)
Fair value of plan assets at end of year	$—	$—

Funded status	$(1,664)	$(1,663)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Net actuarial loss	$517	$322
Prior service benefit	(434)	(531)
Total before tax effects	$83	$(209)

Weighted-average assumption for disclosure as of December 31:	2015	2014	2013
Discount rate	4.39%	4.09%	4.92%
Health care cost trend: Initial	7.00%	7.00%	8.00%
Health care cost trend: Ultimate	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2019	2018	2018

The components of net periodic postretirement benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

Net periodic benefit cost	2015	2014	2013
Service cost	$46	$39	$44
Interest cost	70	72	66
Amortization of prior service benefit	(97)	(97)	(97)
Recognized actuarial loss	20	3	10
Net periodic postretirement cost	$39	$17	$23

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2015	2014	2013
Net actuarial (gain) loss	$216	$177	$(61)
Recognized actuarial loss	(20)	(3)	(10)
Amortization of prior service benefit	97	97	97
Total recognized in other comprehensive income (loss)(before tax effect)	$293	$271	$26

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$332	$288	$49

During 2015 the plan's total unrecognized net loss increased by $196 thousand.  Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future working lifetime of active plan participants.  As of January 1, 2015, the average future working lifetime of active participants was 15.6 years.  Actual results for 2016 will depend on the 2016 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2016 (in thousands):
Loss recognition	$23
Prior service cost recognition	$(97)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

Effect of a 1% increase in health care trend rate on:	2015	2014	2013
Benefit obligation	$3	$5	$15
Total service and interest cost	$—	$—	$—

Effect of a 1% decrease in health care trend rate on:	2015	2014	2013
Benefit obligation	$(3)	$(6)	$(23)
Total service and interest cost	$—	$—	$(2)

Weighted-average assumptions for net periodic cost as of December 31:	2015	2014	2013
Discount rate	4.09%	4.92%	4.26%
Health care cost trend: Initial	7.00%	8.00%	9.00%
Health care cost tread: Ultimate	5.00%	5.00%	5.00%
Year ultimate reached	2018	2018	2018

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2016	$217
2017	$170
2018	$180
2019	$168
2020	$150
2021-2025	$645

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2016 is $217 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain current and former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code.  The benefits under this plan are unfunded as of December 31, 2015 and 2014.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2015 and 2014 (in thousands):

Change in projected benefit obligation:	2015	2014
Benefit obligation at beginning of year	$1,244	$1,116
Service cost	44	38
Interest cost	49	55
Actuarial (gain) loss	(52)	110
Benefits paid	(75)	(75)
Projected benefit obligation at end of year	$1,210	$1,244

Changes in plan assets:	2015	2014
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	75	75
Benefits paid	(75)	(75)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(1,210)	$(1,244)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Net actuarial loss	$173	$275
Prior service cost	—	—
Total before tax effects	$173	$275

Accumulated benefit obligation at December 31, 2015 and 2014 was $1.2 million.

Weighted-average assumption for disclosure as of December 31:	2015	2014	2013
Discount rate	4.39%	4.09%	4.92%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

Net periodic benefit cost	2015	2014	2013
Service cost	$44	$38	$40
Interest cost	49	55	48
Recognized actuarial loss	50	29	34
Net periodic postretirement benefit cost	$143	$122	$122

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2015	2014	2013
Net actuarial (gain) loss	$(52)	$110	$(59)
Recognized actuarial loss	(50)	(29)	(34)
Total recognized in other comprehensive income (loss) (before tax effect)	$(102)	$81	$(93)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$41	$203	$29

Amounts expected to be recognized in net periodic cost during 2016 (in thousands):
Loss recognition	$26
Prior service cost recognition	$—

Weighted-average assumptions for net periodic cost as of December 31:	2015	2014	2013
Discount rate	4.09%	4.92%	4.26%
Salary scale	5.00%	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2016	$74
2017	$73
2018	$112
2019	$111
2020	$108
2021-2025	$498

The Corporation expects to contribute $75 thousand to the plan during 2016. Corporation contributions are equal to the benefit payments to plan participants.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012.  The plan is unfunded as of December 31, 2015 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events.  The balance in the plan as of December 31, 2015 and 2014 was $772 thousand and $550 thousand, respectively.  A total of $231 thousand, $213 thousand, and $155 thousand was expensed during the years ended December 31, 2015, 2014, and 2013, respectively.  In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

(13)    STOCK COMPENSATION

Board of Director’s Stock Compensation

Members of the Board of Directors receive common shares of the Corporation equal in value to the amount of fees individually earned during the previous year for service as a director.  The common shares are distributed to the Corporation's individual Board of Directors members from treasury shares of the Corporation on or about January 15 following the calendar year of service.

Additionally, the Chief Executive Officer of the Corporation, who does not receive cash compensation as a member of the Board of Directors, is awarded common shares equal in value to the average of those awarded to Board of Directors members not employed by the Corporation who have served for 12 months during the prior year.

During January 2016, 2015, and 2014, 9,532, 9,673 and 8,385 shares, respectively, were re-issued from treasury to fund the stock component of the directors' and the Chief Executive Officer’s compensation.  An expense of $262 thousand, $271 thousand and $273 thousand related to this compensation was recognized during the years ended December 31, 2015, 2014 and 2013, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity as of December 31, 2015, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2014	26,428	$27.92
Granted	7,628	27.55
Vested	(11,487)	27.34
Forfeited or Cancelled	—	—
Nonvested at December 31, 2015	22,569	$28.09

As of December 31, 2015, there was $615 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.76 years.  The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 were $314 thousand, $152 thousand and $181 thousand, respectively.

(14)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest), were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Balance at beginning of year	$37,802	$26,408
New loans or additional advances	7,116	33,282
Repayments	(8,007)	(21,888)
Balance at end of year	$36,911	$37,802

Deposits from principal officers, directors, and their affiliates at year-end 2015 and 2014 were $11.8 million and $12.0 million, respectively.

The Bank leases its branch located at 7 Southside Drive, Clifton Park, New York under a month to month lease from a member of the Corporation's Board of Directors with monthly rent expense totaling $4 thousand. The Bank also leases from this Board of Directors member its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through August 2019 with monthly rent expense totaling $3 thousand per month. Annual rent paid to this Board of Directors member totaled $90 thousand, $73 thousand and $88 thousand for the years ended December 31, 2015, and 2014 and 2013, respectively. The Bank has entered into a lease agreement with this Board of Directors member to move its current Clifton Park location to a new location. For further information regarding this agreement, refer to Note 15.

The Bank utilized legal services from a local law firm in which a member of the Board of Directors is a principal owner. Services totaled $88 thousand, $67 thousand and $25 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (in thousands):

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$17,167	$25,251	$23,756	$11,082
Unused lines of credit	$1,265	$177,004	$812	$185,235
Standby letters of credit	$—	$14,646	$—	$16,747

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less.  As of December 31, 2015, the fixed rate commitments to make loans have interest rates ranging from 2.75% to 5.88% and maturities ranging from five years to thirty years.  Commitments to fund commercial draw notes are generally made for periods of three months to eighteen months.  As of December 31, 2015, the fixed rate commitments have interest rates ranging from 3.75% to 5.25%.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $14.6 million at December 31, 2015 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2015 was not significant.

The Corporation has an executive severance agreement with its Chief Executive Officer.

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

On September 25, 2015, the Corporation entered a lease agreement with a related party to occupy a building located in Clifton Park, New York, with an anticipated lease commencement date occurring during the first quarter of 2016. The initial term of the lease is 20 years, with a total of 10 years of renewal options. The lease will be capitalized on the balance sheet, as of the lease commencement date, within premises and equipment, net, with a corresponding long term capital lease obligation. The purpose of the lease is to move the Clifton Park branch from a shopping plaza to a stand alone building. Minimum lease commitments, before considering renewal options, are as follows (in thousands):

Years	Annual Rent	Total Rent
2016 - 2020	$133	$666
2021 - 2025	145	725
2026 - 2030	158	790
2031 - 2035	172	861
Total		$3,042

(16)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2015	2014
Assets:
Cash on deposit with subsidiary bank	$1,795	$3,200
Investment in subsidiary - Chemung Canal Trust Company	133,263	128,081
Investment in subsidiary - CFS Group, Inc.	994	908
Dividends receivable from subsidiary bank	1,214	1,204
Securities available for sale, at estimated fair value	337	346
Other assets	907	1,129
Total assets	$138,510	$134,868
Liabilities and shareholders' equity:
Dividends payable	1,214	1,204
Other liabilities	54	36
Total liabilities	1,268	1,240
Shareholders' equity:
Total shareholders' equity	137,242	133,628
Total liabilities and shareholders' equity	$138,510	$134,868

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2015	2014	2013
Dividends from subsidiary bank	$2,424	$4,805	$4,778
Interest and dividend income	9	10	9
Other income	—	—	132
Operating expenses	270	261	324
Income before impact of subsidiaries' undistributed earnings	2,163	4,554	4,595
Equity in undistributed earnings of Chemung Canal Trust Company	7,015	3,307	3,873
Equity in undistributed earnings of CFS Group, Inc.	86	129	139
Income before income tax	9,264	7,990	8,607
Income tax benefit	(169)	(167)	(124)
Net Income	$9,433	$8,157	$8,731

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2015	2014	2013
Cash flows from operating activities:
Net Income	$9,433	$8,157	$8,731
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(7,015)	(3,307)	(3,873)
Equity in undistributed earnings of CFS Group, Inc.	(86)	(129)	(139)
Change in dividend receivable	(10)	(9)	(1,195)
Change in other assets	222	126	558
Change in other liabilities	(23)	110	79
Expense related to employee stock compensation	93	117	112
Expense related to restricted stock units for directors' deferred compensation plan	95	94	99
Expense to employee restricted stock awards	314	151	131
Net cash provided by operating activities	3,023	5,310	4,503
Cash flow from financing activities:
Cash dividends paid	(4,833)	(4,796)	(3,583)
Purchase of treasury stock	(33)	—	(93)
Sale of treasury stock	438	—	71
Net cash used in financing activities	(4,428)	(4,796)	(3,605)
Increase (decrease) in cash and cash equivalents	(1,405)	514	898
Cash and cash equivalents at beginning of year	3,200	2,686	1,788
Cash and cash equivalents at end of year	$1,795	$3,200	$2,686

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values of securities available for sale are usually determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs).

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

Derivatives: The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize credit default rate assumptions (Level 3 inputs).

The fair values of credit risk participations are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$100,166	$14,784	$85,382	$—
Mortgage-backed securities, residential	198,366	—	198,366	—
Obligations of states and political subdivisions	44,426	—	44,426	—
Corporate bonds and notes	752	—	504	248
SBA loan pools	647	—	647	—
Corporate stocks	463	56	407	—
Total available for sale securities	$344,820	$14,840	$329,732	$248

Trading assets	$701	$701	$—	$—
Derivative assets	15	—	15	—

Financial Liabilities:
Derivative liabilities	$63	$—	$15	$48

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$181,673	$31,115	$150,558	$—
Mortgage-backed securities, residential	61,660	—	61,660	—
Collateralized mortgage obligations	338	—	338	—
Obligations of states and political subdivisions	31,451	—	31,451	—
Corporate bonds and notes	1,533	—	1,533	—
SBA loan pools	1,304	—	1,304	—
Trust Preferred securities	2,028	—	2,028	—
Corporate stocks	520	104	416	—
Total available for sale securities	$280,507	$31,219	$249,288	$—

Trading assets	$549	$549	$—	$—

Financial Liabilities:
Derivative liabilities	$18	$—	$—	$18

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015 and December 31, 2014.

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
(in thousands)	2015	2014	2015	2014
Balance of recurring Level 3 assets at January 1	$—	$—	$(18)	$—
Derivative instruments entered into	—	—	(1)	(18)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(29)	—
Included in other comprehensive income	—	—	—	—
Transfers into Level 3	248	—	—	—
Balance of recurring Level 3 assets at December 31	$248	$—	$(48)	$(18)

As of December 31, 2015, one corporate bond was transferred from Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity of these securities. The Corporation's valuations for the corporate bond was supported by an analysis prepared by an independent third party and approved by management.

The following table presents information related to Level 3 recurring fair value measurement at December 31, 2015 and December 31, 2014 (in thousands):

Description	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Corporate bonds and notes	$248	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$48	Historical trend	Credit default rate	5.83% - 5.83% [5.83%]

Description	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2014
Derivative liabilities	$18	Historical trend	Credit default rate	6.24% - 6.24% [6.24%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,629	$—	$—	$2,629
Consumer loans:
Home equity lines and loans	287	—	—	287
Total impaired loans	$2,916	$—	$—	$2,916
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,491	$—	$1,491	$—
Residential mortgages	39	—	—	39
Total other real estate owned, net	$1,530	$—	$1,491	$39

		Fair Value Measurement at December 31, 2014 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$3,593	$—	$—	$3,593
Consumer loans:
Home equity lines and loans	52	—	—	52
Total impaired loans	$3,645	$—	$—	$3,645

Other real estate owned:
Commercial mortgages	$3,063	$—	$—	$3,063
Consumer loans:
Home equity lines and loans	2	—	—	2
Total other real estate owned, net	$3,065	$—	$—	$3,065

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2015 and December 31, 2014 (in thousands):

Asset	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Impaired loans:
Commercial mortgages:
Commercial mortgages	$2,629	Sales comparison	Discount to appraised value	10.00% - 17.19% [16.06%]
Consumer loans:
Home equity lines and loans	287	Sales comparison	Discount to appraised value	18.04% - 18.04% [18.04%]
	$2,916

OREO:
Residential mortgages	39	Sales comparison	Discount to appraised value	22.30% - 22.30% [22.30%]
	$39

Asset	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2014
Impaired loans:
Commercial mortgages:
Commercial mortgages	$3,593	Sales comparison	Discount to appraised value	10.00% - 53.92% [11.84%]
Consumer loans:
Home equity lines and loans	52	Sales comparison	Discount to appraised value	12.29% - 12.29% [12.29%]
	$3,645

OREO:
Commercial mortgages:
Commercial mortgages	$3,063	Sales comparison	Discount to appraised value	5.00% - 30.32% [7.73%]
Consumer loans:
Home equity lines and loans	2	Sales comparison	Discount to appraised value	20.00% - 20.00% [20.00%]
	$3,065

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5.2 million with a valuation allowance of $1.5 million as of December 31, 2015, resulting in an increase of $288 thousand in the provision for loan losses for the year ending December 31, 2015.  Impaired loans had a principal balance of $4.9 million with a valuation allowance of $1.2 million as of December 31, 2014, resulting in an increase of $232 thousand in the provision for loan losses for the year ending December 31, 2014.

OREO, which is measured by the lower of carrying or fair value less costs to sell, had an outstanding balance of $1.8 million, before a valuation allowance of $270 thousand at December 31, 2015.  For properties held as of December 31, 2015, expense associated with the valuation allowance was $390 thousand recognized for the year. OREO had an outstanding balance of $3.1 million, before a valuation allowance of $2 thousand at December 31, 2014. For properties held as of December 31, 2014, there was no expense associated with the valuation allowance recognized during the year.

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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2015 and 2014.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2015 and December 31, 2014, are as follows (in thousands):

		Fair Value Measurements at December 31, 2015 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$24,886	$24,886	$—	$—	$24,886
Interest-bearing deposits in other financial institutions	1,299	1,299	—	—	1,299
Trading assets	701	701	—	—	701
Securities available for sale	344,820	14,840	329,732	248	344,820
Securities held to maturity	4,566	—	—	4,822	4,822
FHLBNY and FRBNY stock	4,797	—	—	—	N/A
Loans, net	1,154,373	—	—	1,178,081	1,178,081
Loans held for sale	1,076	—	1,076	—	1,076
Accrued interest receivable	4,015	39	1,141	2,835	4,015
Derivative assets	15	—	15	—	15

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,234,216	$1,234,216	$—	$—	$1,234,216
Time deposits	166,079	—	166,551	—	166,551
Securities sold under agreements to repurchase	28,453	—	29,128	—	29,128
FHLBNY overnight advances	13,900	—	13,901	—	13,901
FHLBNY term advances	19,203	—	19,658	—	19,658
Accrued interest payable	209	17	192	—	209
Derivative liabilities	63	—	15	48	63
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

		Fair Value Measurements at December 31, 2014 Using
Financial Assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,130	$28,130	$—	$—	$28,130
Interest-bearing deposits in other financial institutions	1,033	1,033	—	—	1,033
Trading assets	549	549	—	—	549
Securities available for sale	280,507	31,219	249,288	—	280,507
Securities held to maturity	5,831	—	6,197	—	6,197
FHLBNY and FRBNY stock	5,535	—	—	—	N/A
Loans, net	1,107,888	—	—	1,135,590	1,135,590
Loans held for sale	665	—	665	—	665
Accrued interest receivable	4,185	145	1,295	2,745	4,185

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,068,171	$1,068,171	$—	$—	$1,068,171
Time deposits	211,843	—	212,397	—	212,397
Securities sold under agreements to repurchase	29,652	—	30,853	—	30,853
FHLBNY overnight advances	30,830	—	30,832	—	30,832
FHLBNY term advances	19,310	—	20,235	—	20,235
Accrued interest payable	237	15	222	—	237
Derivative liabilities	18	—	—	18	18
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(18)    REGULATORY CAPITAL REQUIREMENTS

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additional for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. As capital ratios as of December 31, 2015 are calculated under the requirements of Basel III and capital ratios as of December 31, 2014 are calculated under the Basel requirements of Basel I, these capital ratios are not considered comparative. Management believes as of December 31, 2015, the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2015 and 2014, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2015, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2016, the Bank could, without prior approval, declare dividends of approximately $14.2 million plus any 2016 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Required To Be Adequately Capitalized		Required To Be Well Capitalized
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$139,049	12.26%	$90,704	8.00%	N/A	N/A
Bank	$135,058	11.93%	$90,548	8.00%	$113,185	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$68,028	6.00%	N/A	N/A
Bank	$120,881	10.68%	$67,911	6.00%	$90,548	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$51,021	4.50%	N/A	N/A
Bank	$120,881	10.68%	$50,933	4.50%	$73,571	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$124,787	7.83%	$63,772	4.00%	N/A	N/A
Bank	$120,881	7.59%	$63,701	4.00%	$79,626	5.00%

As of December 31, 2014
Total Capital (to Risk Weighted Assets):
Consolidated	$129,211	11.84%	$87,271	8.00%	N/A	N/A
Bank	$123,685	11.35%	$87,178	8.00%	$108,972	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$115,483	10.59%	$43,636	4.00%	N/A	N/A
Bank	$110,014	10.10%	$43,589	4.00%	$65,383	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$115,483	7.78%	$44,556	3.00%	N/A	N/A
Bank	$110,014	7.41%	$44,512	3.00%	$74,187	5.00%

(19)    ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2014	$1,960	$(10,745)	$(8,785)
Other comprehensive loss before reclassification	(1,520)	(1,268)	(2,788)
Amounts reclassified from accumulated other comprehensive income (loss)	(230)	861	631
Net current period other comprehensive loss	(1,750)	(407)	(2,157)
Balance at December 31, 2015	$210	$(11,152)	$(10,942)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2013	$6,043	$(5,888)	$155
Other comprehensive income (loss) before reclassification	146	(5,221)	(5,075)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,229)	364	(3,865)
Net current period other comprehensive loss	(4,083)	(4,857)	(8,940)
Balance at December 31, 2014	$1,960	$(10,745)	$(8,785)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2013	$8,023	$(10,830)	$(2,807)
Other comprehensive income (loss) before reclassification	(1,988)	3,994	2,006
Amounts reclassified from accumulated other comprehensive income (loss)	8	948	956
Net current period other comprehensive income (loss)	(1,980)	4,942	2,962
Balance at December 31, 2013	$6,043	$(5,888)	$155

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,			Affected Line Item in the Statement Where Net Income is Presented
	2015	2014	2013
Unrealized gains and losses on securities available for sale:
Reclassification adjustment for other-than-temporary losses realized in income	$—	$—	$29	Total impairment losses
Realized gains on securities available for sale	(372)	(6,869)	(16)	Net gains on securities transactions
Tax effect	142	2,640	(5)	Income tax expense (benefit)
Net of tax	(230)	(4,229)	8

Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(90)	(90)	(83)	Pension and other employee benefits
Actuarial losses (a)	1,484	681	1,624	Pension and other employee benefits
Tax effect	(533)	(227)	(593)	Income tax benefit
Net of tax	861	364	948
Total reclassification for the period, net of tax	$631	$(3,865)	$956
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other benefit plan costs (see Note 12 for additional information).

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

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  CFS amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and CFS column below, along with amounts to eliminate transactions between segments (in thousands):

Year ended December 31, 2015	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$54,240	$—	$4	$54,244
Interest expense	3,602	—	—	$3,602
Net interest income	50,638	—	4	50,642
Provision for loan losses	1,571	—	—	1,571
Net interest income after provision for loan losses	49,067	—	4	49,071
Other operating income	11,019	8,522	906	20,447
Other operating expenses	48,882	5,517	1,028	55,427
Income (loss) before income tax expense	11,204	3,005	(118)	14,091
Income tax expense (benefit)	3,620	1,149	(111)	4,658
Segment net income (loss)	$7,584	$1,856	$(7)	$9,433

Segment assets	$1,614,481	$4,282	$1,201	$1,619,964

Year ended December 31, 2014	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$53,201	$—	$12	$53,213
Interest expense	3,645	—	—	$3,645
Net interest income	$49,556	$—	$12	$49,568
Provision for loan losses	3,981	—	—	3,981
Net interest income after provision for loan losses	45,575	—	12	45,587
Other operating income	18,186	7,746	824	26,756
Legal settlements	—	4,250	—	4,250
Other operating expenses	49,997	5,355	875	56,227
Income before income tax expense	13,764	(1,859)	(39)	11,866
Income tax expense (benefit)	4,507	(715)	(83)	3,709
Segment net income	$9,257	$(1,144)	$44	$8,157

Segment assets	$1,518,584	$4,357	$1,598	$1,524,539

Year ended December 31, 2013	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$50,653	$—	$10	$50,663
Interest expense	4,032	—	—	4,032
Net interest income	$46,621	$—	$10	$46,631
Provision for loan losses	2,755	—	—	2,755
Net interest income after provision for loan losses	43,866	—	10	43,876
Other operating income	9,913	7,344	820	18,077
Other operating expenses	43,136	5,480	784	49,400
Income (loss) before income tax expense	10,643	1,864	46	12,553
Income tax expense (benefit)	3,139	717	(34)	3,822
Segment net income	$7,504	$1,147	$80	$8,731

Segment assets	$1,469,482	$4,943	$1,718	$1,476,143

(21)    BRANCH ACQUISITION

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

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 11, 2016	By: /s/ Ronald M. Bentley
Ronald M. Bentley, Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 11, 2016	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry H. Becker	Director	March 11, 2016
Larry H. Becker

/s/ Bruce W. Boyea	Director	March 11, 2016
Bruce W. Boyea

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 11, 2016
David J. Dalrymple

Director
Robert H. Dalrymple

/s/ Clover M. Drinkwater	Director	March 11, 2016
Clover M. Drinkwater

/s/ William D. Eggers	Director	March 11, 2016
William D. Eggers

/s/ Stephen M. Lounsberry, III	Director	March 11, 2016
Stephen M. Lounsberry, III

/s/ John F. Potter	Director	March 11, 2016
John F. Potter

Director
Eugene M. Sneeringer, Jr.

(signature’s continued)

Signature	Title	Date

/s/ Richard W. Swan	Director	March 11, 2016
Richard W. Swan

/s/ G. Thomas Tranter, Jr.	Director	March 11, 2016
G. Thomas Tranter, Jr.

/s/ Thomas R. Tyrrell	Director	March 11, 2016
Thomas R. Tyrrell

/s/ Ronald M. Bentley	Chief Executive Officer	March 11, 2016
Ronald M. Bentley

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 11, 2016
Karl F. Krebs

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

10.4
Change of Control Agreement dated September 1, 2015 between Chemung Canal Trust Company and Thomas W. Wirth, Executive Vice President.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 3, 2015 and incorporated herein by reference).

10.5
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President.  (Filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.6
Change of Control Agreement dated August 28, 2015 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Operating Officer.  (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 1, 2015 and incorporated herein by reference).

10.7
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer (filed as Exhibit 10.16 to Registrant’s Form 10-K on March 28, 2012 and incorporated herein by reference).

10.8
Change of Control Agreement dated October 16, 2013 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 17, 2013 and incorporated herein by reference).

21	Subsidiaries of the Registrant.*
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
99.1	Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 31, 2016*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.