Form 10-Q
period 2016-03-31
CHEMUNG FINANCIAL CORP
filed 2016-05-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2016

Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-13888

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
YES: NO: X
The number of shares of the registrant's common stock, $.01 par value, outstanding on May 5, 2016 was 4,693,629.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ALCO	Asset-Liability Committee
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
CDARS	Certificate of Deposit Account Registry Service
Board of Directors	Board of Directors of Chemung Financial Corporation
CDO	Collateralized Debt Obligation
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
ICS	Insured Cash Sweep Service
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.

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

SBA loan pools	Business loans partially guaranteed by the SBA.
Securities sold under agreements to repurchase	Sale of securities together with an agreement for the seller to buy back the securities at a later date.
TDR	A TDR is deemed to occur when the Corporation modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
Trust preferred securities	A hybrid security with characteristics of both subordinated debt and preferred stock which allows for early redemption by the issuer, makes fixed or variable payments, and matures at face value.
Unaudited	Financial statements and information that have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion.
WMG
Provides services as executor and trustee under wills and agreements, and guardian, custodian, trustee and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, financial planning, pension, estate planning and employee benefit administration services.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015
ASSETS
Cash and due from financial institutions	$26,471	$24,886
Interest-bearing deposits in other financial institutions	29,388	1,299
Total cash and cash equivalents	55,859	26,185

Trading assets, at fair value	734	701

Securities available for sale, at estimated fair value	324,484	344,820
Securities held to maturity, estimated fair value of $4,863 at March 31, 2016 and $4,822 at December 31, 2015	4,577	4,566
FHLBNY and FRBNY Stock, at cost	4,179	4,797

Loans, net of deferred loan fees	1,186,893	1,168,633
Allowance for loan losses	(14,527)	(14,260)
Loans, net	1,172,366	1,154,373

Loans held for sale	593	1,076
Premises and equipment, net	28,620	29,397
Goodwill	21,824	21,824
Other intangible assets, net	3,673	3,931
Bank-owned life insurance	2,857	2,839
Accrued interest receivable and other assets	23,460	25,455

Total assets	$1,643,226	$1,619,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$393,121	$402,236
Interest-bearing	1,041,131	998,059
Total deposits	1,434,252	1,400,295

FHLBNY overnight advances	—	13,900
Securities sold under agreements to repurchase	28,825	28,453
FHLBNY term advances	19,175	19,203
Long term capital lease obligation	2,837	2,873
Dividends payable	1,220	1,214
Accrued interest payable and other liabilities	15,871	16,784
Total liabilities	1,502,180	1,482,722

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2016 and December 31, 2015	53	53
Additional-paid-in-capital	45,652	45,537
Retained earnings	120,460	118,973
Treasury stock, at cost; 618,276 shares at March 31, 2016 and 641,721 shares at December 31, 2015	(15,781)	(16,379)
Accumulated other comprehensive loss	(9,338)	(10,942)
Total shareholders' equity	141,046	137,242

Total liabilities and shareholders' equity	$1,643,226	$1,619,964

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Interest and dividend income:
Loans, including fees	$12,246	$11,903
Taxable securities	1,437	1,089
Tax exempt securities	254	219
Interest-bearing deposits	12	23
Total interest and dividend income	13,949	13,234
Interest expense
Deposits	507	486
Securities sold under agreements to repurchase	211	209
Borrowed funds	206	197
Total interest expense	924	892
Net interest income	13,025	12,342
Provision for loan losses	595	390
Net interest income after provision for loan losses	12,430	11,952

Other operating income:
WMG fee income	2,012	2,126
Service charges on deposit accounts	1,135	1,138
Interchange revenue from debit card transactions	893	809
Net gains on securities transactions	908	50
Net gains on sales of loans held for sale	61	52
Net gains (losses) on sales of other real estate owned	(5)	78
Income from bank owned life insurance	18	18
Other	579	915
Total other operating income	5,601	5,186

Other operating expenses:
Salaries and wages	5,183	5,100
Pension and other employee benefits	1,675	1,729
Net occupancy expenses	1,906	1,850
Furniture and equipment expenses	772	733
Data processing expense	1,714	1,561
Professional services	341	269
Amortization of intangible assets	258	304
Marketing and advertising expenses	222	235
Other real estate owned expenses	52	84
FDIC insurance	294	286
Loan expense	112	140
Other	1,479	1,445
Total other operating expenses	14,008	13,736
Income before income tax expense	4,023	3,402
Income tax expense	1,316	1,126
Net income	$2,707	$2,276

Weighted average shares outstanding	4,750	4,707
Basic and diluted earnings per share	$0.57	$0.48

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$2,707	$2,276
Other comprehensive income:
Unrealized holding gains on securities available for sale	3,109	1,265
Reclassification adjustment for gains realized in net income	(908)	(50)
Net unrealized gains	2,201	1,215
Tax effect	830	441
Net of tax amount	1,371	774

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(22)	(22)
Reclassification adjustment for amortization of net actuarial loss	396	383
Total before tax effect	374	361
Tax effect	141	137
Net of tax amount	233	224

Total other comprehensive income	1,604	998

Comprehensive income	$4,311	$3,274

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2015	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	—	—	2,276	—	—	2,276
Other comprehensive income	—	—	—	—	998	998
Restricted stock awards	—	52	—	—	—	52
Restricted stock units for directors' deferred compensation plan	—	25	—	—	—	25
Cash dividends declared ($0.26 per share)	—	—	(1,209)	—	—	(1,209)
Distribution of 9,673 shares of treasury stock for directors' compensation	—	24	—	247	—	271
Distribution of 3,303 shares of treasury stock for employee compensation	—	8	—	85	—	93
Sale of 5,728 shares of treasury stock (a)	—	13	—	146	—	159
Balances at March 31, 2015	$53	$45,477	$115,450	$(16,900)	$(7,787)	$136,293

Balances at January 1, 2016	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
Net income	—	—	2,707	—	—	2,707
Other comprehensive income	—	—	—	—	1,604	1,604
Restricted stock awards	—	48	—	—	—	48
Restricted stock units for directors' deferred compensation plan	—	23	—	—	—	23
Cash dividends declared ($0.26 per share)	—	—	(1,220)	—	—	(1,220)
Distribution of 9,532 shares of treasury stock for directors' compensation	—	19	—	243	—	262
Distribution of 7,661 shares of treasury stock for employee compensation	—	15	—	195	—	210
Sale of 6,252 shares of treasury stock (a)	—	10	—	160	—	170
Balances at March 31, 2016	$53	$45,652	$120,460	$(15,781)	$(9,338)	$141,046
(a) All treasury stock sales were completed at arm's length for adequate consideration with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan and the Chemung Canal Trust Company - Finger Lakes Profit Sharing, Savings, and Investment Plan, which are defined contribution plans sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net income	$2,707	$2,276
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	258	304
Provision for loan losses	595	390
Gains on disposal of fixed assets	—	(9)
Depreciation and amortization of fixed assets	1,114	1,024
Amortization of premiums on securities, net	478	549
Gains on sales of loans held for sale, net	(61)	(52)
Proceeds from sales of loans held for sale	2,823	2,341
Loans originated and held for sale	(2,279)	(2,252)
Net gains on trading assets	(9)	(10)
Net gains on securities transactions	(908)	(50)
Net (gains) losses on sales of other real estate owned	5	(78)
Purchase of trading assets	(24)	(42)
Expense related to restricted stock units for directors' deferred compensation plan	23	25
Expense related to employee stock compensation	210	93
Expense related to employee restricted stock awards	48	52
Income from bank owned life insurance	(18)	(18)
(Increase) decrease in other assets	2,107	(25)
Decrease in accrued interest payable	(2)	(12)
Decrease in other liabilities	(1,246)	(1,062)
Net cash provided by operating activities	5,821	3,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	15,422	5,751
Proceeds from maturities and principal collected on securities available for sale	7,545	9,165
Proceeds from maturities and principal collected on securities held to maturity	586	598
Purchases of securities held to maturity	(597)	(460)
Purchase of FHLBNY and FRBNY stock	(5,146)	(2,391)
Redemption of FHLBNY and FRBNY stock	5,764	3,778
Proceeds from sale of equipment	—	9
Purchases of premises and equipment	(337)	(285)
Proceeds from sales of other real estate owned	34	647
Net increase in loans	(18,739)	(22,192)
Net cash provided (used) by investing activities	4,532	(5,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	36,495	112,008
Net decrease in time deposits	(2,538)	(23,892)
Net increase in securities sold under agreements to repurchase	372	1,432
Repayments of FHLBNY overnight advances, net	(13,900)	(30,830)
Repayments of FHLBNY long term advances	(28)	(27)
Payments made on capital lease	(36)	—
Sale of treasury stock	170	159
Cash dividends paid	(1,214)	(1,204)
Net cash provided by financing activities	19,321	57,646
Net increase in cash and cash equivalents	29,674	55,710
Cash and cash equivalents, beginning of period	26,185	29,163
Cash and cash equivalents, end of period	$55,859	$84,873
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2016	2015
Cash paid for:
Interest	$926	$904
Income taxes	$—	$1,546
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$151	$10
Dividends declared, not yet paid	$1,220	$1,209
Distribution of treasury stock for directors' compensation	$262	$271

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Corporation, through its wholly-owned subsidiaries, the Bank and CFS, provides a wide range of banking, financing, fiduciary and other financial services to its clients.  The Corporation and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation is evaluating the potential impact of ASU 2016-01 on the Corporation's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, though early adoption is permitted. The Corporation is evaluating the potential impact of ASU 2016-09 on the Corporation's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration - Reporting Revenue Gross Versus Net. The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation is evaluating the potential impact on the Corporation's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for a stock payment's tax consequences and amend how excess tax benefits and a business's payments to cover the tax bills for the shares' recipients should be classified. The amendments allow companies to estimate the number of stock awards they expect to vest, and they revise the withholding requirements for classifying stock awards as equity. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, though early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a significant impact on the Corporation's consolidated financial statements.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,750 and 4,707 weighted average shares outstanding for the three month periods ended March 31, 2016 and 2015, respectively.  There were no dilutive common stock equivalents during the three month periods ended March 31, 2016 or 2015.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$84,759	$600	$2	$85,357
Mortgage-backed securities, residential	192,145	1,109	226	193,028
Obligations of states and political subdivisions	43,383	865	2	44,246
Corporate bonds and notes	747	7	—	754
SBA loan pools	625	4	1	628
Corporate stocks	284	187	—	471
Total	$321,943	$2,772	$231	$324,484

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$99,430	$752	$16	$100,166
Mortgage-backed securities, residential	199,680	427	1,741	198,366
Obligations of states and political subdivisions	43,695	737	6	44,426
Corporate bonds and notes	747	5	—	752
SBA loan pools	643	5	1	647
Corporate stocks	285	178	—	463
Total	$344,480	$2,104	$1,764	$344,820

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,577	$286	$—	$4,863
Total	$4,577	$286	$—	$4,863

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,566	$256	$—	$4,822
Total	$4,566	$256	$—	$4,822

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$54,394	$54,544	$2,212	$2,234
After one, but within five years	62,768	63,812	2,103	2,329
After five, but within ten years	11,727	12,001	262	300
After ten years	—	—	—	—
	128,889	130,357	4,577	4,863
Mortgage-backed securities, residential	192,145	193,028	—	—
SBA loan pools	625	628	—	—
Total	$321,659	$324,013	$4,577	$4,863

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended March 31, 2016 and 2015 are listed below (in thousands):

	2016	2015
Proceeds	$15,422	$51
Gross gains	$908	$50
Tax expense	$343	$19

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2016 and December 31, 2015 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,022	$2	$—	$—	$5,022	$2
Mortgage-backed securities, residential	50,684	198	3,998	28	54,682	226
Obligations of states and political subdivisions	1,688	1	204	1	1,892	2
SBA loan pools	—	—	244	1	244	1
Total temporarily impaired securities	$57,394	$201	$4,446	$30	$61,840	$231

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,169	$16	$—	$—	$15,169	$16
Mortgage-backed securities, residential	177,058	1,741	—	—	177,058	1,741
Obligations of states and political subdivisions	3,756	4	592	2	4,348	6
SBA loan pools	—	—	251	1	251	1
Total temporarily impaired securities	$195,983	$1,761	$843	$3	$196,826	$1,764

Other-Than-Temporary Impairment

As of March 31, 2016, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and cost, and unearned income is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Commercial and agricultural:
Commercial and industrial	$189,725	$192,197
Agricultural	841	1,036
Commercial mortgages:
Construction	40,702	41,131
Commercial mortgages, other	494,327	465,347
Residential mortgages	196,751	195,778
Consumer loans:
Credit cards	1,293	1,483
Home equity lines and loans	99,035	101,726
Indirect consumer loans	146,601	151,327
Direct consumer loans	17,618	18,608
Total loans, net of deferred loan fees	$1,186,893	$1,168,633
Interest receivable on loans	2,928	2,870
Total recorded investment in loans	$1,189,821	$1,171,503

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,831	$7,112	$1,464	$3,853	$14,260
Charge-offs	(8)	—	—	(443)	(451)
Recoveries	32	7	—	84	123
Net recoveries (charge-offs)	24	7	—	(359)	(328)
Provision	(60)	413	18	224	595
Ending balance	$1,795	$7,532	$1,482	$3,718	$14,527

	Three Months Ended March 31, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,460	$6,326	$1,572	$4,328	$13,686
Charge-offs	—	—	(21)	(369)	(390)
Recoveries	15	67	—	124	206
Net recoveries (charge-offs)	15	67	(21)	(245)	(184)
Provision	196	137	43	14	390
Ending balance	$1,671	$6,530	$1,594	$4,097	$13,892

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9	$1,577	$—	$163	$1,749
Collectively evaluated for impairment	1,786	5,896	1,442	3,555	12,679
Loans acquired with deteriorated credit quality	—	59	40	—	99
Total ending allowance balance	$1,795	$7,532	$1,482	$3,718	$14,527

	December 31, 2015
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8	$1,481	$—	$77	$1,566
Collectively evaluated for impairment	1,823	5,572	1,424	3,776	12,595
Loans acquired with deteriorated credit quality	—	59	40	—	99
Total ending allowance balance	$1,831	$7,112	$1,464	$3,853	$14,260

	March 31, 2016
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,051	$12,404	$311	$468	$14,234
Loans collectively evaluated for impairment	189,987	522,147	196,646	264,729	1,173,509
Loans acquired with deteriorated credit quality	—	1,804	274	—	2,078
Total ending loans balance	$191,038	$536,355	$197,231	$265,197	$1,189,821

	December 31, 2015
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,498	$12,773	$235	$474	$14,980
Loans collectively evaluated for impairment	192,202	493,102	195,731	273,393	1,154,428
Loans acquired with deteriorated credit quality	—	1,825	270	—	2,095
Total ending loans balance	$193,700	$507,700	$196,236	$273,867	$1,171,503

The following tables present loans individually evaluated for impairment recognized by class of loans as of March 31, 2016 and December 31, 2015, the average recorded investment and interest income recognized by class of loans as of the three month periods ended March 31, 2016 and 2015 (in thousands):

	March 31, 2016			December 31, 2015
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,039	$1,042	$—	$1,487	$1,489	$—
Commercial mortgages:
Construction	343	345	—	349	350	—
Commercial mortgages, other	7,185	7,215	—	7,551	7,577	—
Residential mortgages	311	311	—	234	235	—
Consumer loans:
Home equity lines and loans	104	105	—	107	108	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	9	9	9	9	9	8
Commercial mortgages:
Commercial mortgages, other	4,910	4,844	1,577	4,913	4,846	1,481
Consumer loans:
Home equity lines and loans	363	363	163	364	366	77
Total	$14,264	$14,234	$1,749	$15,014	$14,980	$1,566

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,266	$13	$1,517	$15
Commercial mortgages:
Construction	348	4	1,904	25
Commercial mortgages, other	7,395	68	7,674	63
Residential mortgages	273	—	252	1
Consumer loans:
Home equity lines & loans	107	1	458	6
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	9	—	196	3
Commercial mortgages:
Commercial mortgages, other	4,845	1	4,184	23
Consumer loans:
Home equity lines and loans	364	—	27	—
Total	$14,607	$87	$16,212	$136
(1)Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of March 31, 2016 and December 31, 2015 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Commercial and agricultural:
Commercial and industrial	$69	$13	$5	$3
Agricultural	—	—	—	—
Commercial mortgages:
Construction	62	63	—	—
Commercial mortgages	6,886	7,203	2,242	—
Residential mortgages	4,159	3,610	—	—
Consumer loans:
Credit cards	—	—	13	15
Home equity lines and loans	1,156	758	—	—
Indirect consumer loans	390	542	—	—
Direct consumer loans	52	43	—	—
Total	$12,774	$12,232	$2,260	$18

The following tables present the aging of the recorded investment in loans as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$46	$1	$74	$121	$—	$190,074	$190,195
Agricultural	—	—	—	—	—	843	843
Commercial mortgages:
Construction	—	—	—	—	—	40,803	40,803
Commercial mortgages, other	5,902	199	5,490	11,591	1,804	482,157	495,552
Residential mortgages	1,908	783	1,287	3,978	274	192,979	197,231
Consumer loans:
Credit cards	39	12	13	64	—	1,229	1,293
Home equity lines and loans	371	—	232	603	—	98,684	99,287
Indirect consumer loans	859	162	347	1,368	—	145,565	146,933
Direct consumer loans	44	31	30	105	—	17,579	17,684
Total	$9,169	$1,188	$7,473	$17,830	$2,078	$1,169,913	$1,189,821

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$398	$3	$12	$413	$—	$192,248	$192,661
Agricultural	—	—	—	—	—	1,039	1,039
Commercial mortgages:
Construction	—	—	—	—	—	41,231	41,231
Commercial mortgages, other	4,197	199	5,239	9,635	1,825	455,009	466,469
Residential mortgages	2,983	725	1,703	5,411	270	190,555	196,236
Consumer loans:
Credit cards	30	4	15	49	—	1,434	1,483
Home equity lines and loans	233	77	239	549	—	101,427	101,976
Indirect consumer loans	1,744	4	447	2,195	—	149,531	151,726
Direct consumer loans	208	—	19	227	—	18,455	18,682
Total	$9,793	$1,012	$7,674	$18,479	$2,095	$1,150,929	$1,171,503

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

As of March 31, 2016 and December 31, 2015, the Corporation has a recorded investment in TDRs of $11.2 million and $12.0 million, respectively.  There were specific reserves of $1.5 million and $1.4 million allocated for TDRs at March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016, TDRs totaling $6.6 million were accruing interest under the modified terms and $4.6 million were on non-accrual status.  As of December 31, 2015, TDRs totaling $7.6 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  The Corporation had committed additional amounts up to $0.1 million as of both March 31, 2016 and December 31, 2015, to customers with outstanding loans that are classified as TDRs.

During the three months ended March 31, 2016 and 2015, the terms of certain loans were modified as TDRs. The modification of the terms of a residential mortgage loan performed during the three months ended March 31, 2016 included a reduction in the stated interest rate for three years and a corresponding reduction of the schedule amortized payments of the loan due to the lower interest rate. Additionally, $4 thousand of interest and past due escrow payments were capitalized on the restructured loan. The modification of the terms of a commercial loan performed during the three months ended March 31, 2015 included renewing a line of credit and extending the maturity date at a rate lower than the current market rate.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2016 and 2015 (in thousands):

March 31, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Residential mortgage	1	$121	$125
Total	1	$121	$125

March 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$477	$477
Total	1	$477	$477

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2016 and 2015, respectively.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016:

	Number of Loans	Recorded Investment
Commercial mortgages:
Commercial mortgages	2	$2,145
Total	2	$2,145

The TDRs that subsequently defaulted described above did not increase the allowance for loan losses and resulted in no charge offs during the three months ended March 31, 2016.

There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three months ended March 31, 2015.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of March 31, 2016 and December 31, 2015, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	March 31, 2016
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$185,438	$—	$2,956	$1,792	$9	$190,195
Agricultural	—	843	—	—	—	—	843
Commercial mortgages:
Construction	—	39,257	—	1,484	62	—	40,803
Commercial mortgages	—	467,198	1,804	8,388	13,956	4,206	495,552
Residential mortgages	192,798	—	274	—	4,159	—	197,231
Consumer loans:
Credit cards	1,293	—	—	—	—	—	1,293
Home equity lines and loans	98,132	—	—	—	1,155	—	99,287
Indirect consumer loans	146,543	—	—	—	390	—	146,933
Direct consumer loans	17,632	—	—	—	52	—	17,684
Total	$456,398	$692,736	$2,078	$12,828	$21,566	$4,215	$1,189,821

	December 31, 2015
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,359	$—	$3,772	$2,521	$9	$192,661
Agricultural	—	1,039	—	—	—	—	1,039
Commercial mortgages:
Construction	—	40,881	—	287	63	—	41,231
Commercial mortgages	—	437,549	1,825	8,437	14,454	4,204	466,469
Residential mortgages	192,245	—	270	—	3,721	—	196,236
Consumer loans:
Credit cards	1,483	—	—	—	—	—	1,483
Home equity lines and loans	101,218	—	—	—	758	—	101,976
Indirect consumer loans	151,184	—	—	—	542	—	151,726
Direct consumer loans	18,639	—	—	—	43	—	18,682
Total	$464,769	$665,828	$2,095	$12,496	$22,102	$4,213	$1,171,503

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,072	$1,293	$98,132	$146,543	$17,632
Non-Performing	4,159	—	1,155	390	52
	$197,231	$1,293	$99,287	$146,933	$17,684

	December 31, 2015
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$192,626	$1,483	$101,218	$151,184	$18,639
Non-Performing	3,610	—	758	542	43
	$196,236	$1,483	$101,976	$151,726	$18,682

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

The tables below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2016 to March 31, 2016 and January 1, 2015 to March 31, 2015 (in thousands):

Three Months Ended March 31, 2016	Balance at December 31, 2015	Income Accretion	All Other Adjustments	Balance at March 31, 2016
Contractually required principal and interest	$2,912	$—	$(54)	$2,858
Contractual cash flows not expected to be collected (nonaccretable discount)	(506)	—	1	(505)
Cash flows expected to be collected	2,406	—	(53)	2,353
Interest component of expected cash flows (accretable yield)	(311)	37	(1)	(275)
Fair value of loans acquired with deteriorating credit quality	$2,095	$37	$(54)	$2,078

Three Months Ended March 31, 2015	Balance at December 31, 2014	Income Accretion	All Other Adjustments	Balance at March 31, 2015
Contractually required principal and interest	$3,621	$—	$(676)	$2,945
Contractual cash flows not expected to be collected (nonaccretable discount)	(570)	—	(25)	(595)
Cash flows expected to be collected	3,051	—	(701)	2,350
Interest component of expected cash flows (accretable yield)	(420)	63	24	(333)
Fair value of loans acquired with deteriorating credit quality	$2,631	$63	$(677)	$2,017

For those purchased credit impaired loans disclosed above, the Corporation did not increase the allowance for loan losses during either of the three months ended March 31, 2016 or 2015, respectively. The Corporation recorded a negative provision for loan losses by $14 thousand and $50 thousand during the three months ended March 31, 2016 and 2015, respectively, due to recoveries received from loans previously charged off.

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

The Corporation used the following methods and significant assumptions to estimate fair value on a recurring basis:

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

The fair values of credit risk participations are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$85,357	$—	$85,357	$—
Mortgage-backed securities, residential	193,028	—	193,028	—
Obligations of states and political subdivisions	44,246	—	44,246	—
Corporate bonds and notes	754	—	502	252
SBA loan pools	628	—	628	—
Corporate stocks	471	54	417	—
Total available for sale securities	$324,484	$54	$324,178	$252

Trading assets	$734	$734	$—	$—
Derivative assets	87	—	87	—

Financial Liabilities:
Derivative liabilities	$171	$—	$87	$84

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$100,166	$14,784	$85,382	$—
Mortgage-backed securities, residential	198,366	—	198,366	—
Obligations of states and political subdivisions	44,426	—	44,426	—
Corporate bonds and notes	752	—	504	248
SBA loan pools	647	—	647	—
Corporate stocks	463	56	407	—
Total available for sale securities	$344,820	$14,840	$329,732	$248

Trading assets	$701	$701	$—	$—
Derivative assets	15	—	15	—

Financial Liabilities:
Derivative liabilities	$63	$—	$15	$48

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2016 or the year ended December 31, 2015.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2016 and March 31, 2015:

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
(in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Balance of recurring Level 3 assets at January 1	$248	$—	$(48)	$(18)
Derivative instruments entered into	—	—	(2)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(34)	(15)
Included in other comprehensive income	4	—	—	—
Transfers into Level 3	—	—	—	—
Balance of recurring Level 3 assets at March 31	$252	$—	$(84)	$(33)

The following table presents information related to Level 3 recurring fair value measurements at March 31, 2016 and December 31, 2015 (in thousands):

Description	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2016
Corporate bonds and notes	$252	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$84	Historical trend	Credit default rate	5.83% - 5.83% [5.83%]

Description	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Corporate bonds and notes	$248	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$48	Historical trend	Credit default rate	5.83% - 5.83% [5.83%]

The Corporation used the following methods and significant assumptions to estimate fair value on a non-recurring basis:

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

OREO:  Assets acquired through or instead of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Assets in which the Corporation has accepted a purchase offer are classified as Level 2.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$612	$—	$—	$612
Consumer loans:
Home equity lines and loans	200	—	—	200
Total impaired loans	$812	$—	$—	$812
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,491	$—	$1,491	$—
Residential mortgages	134	—	—	134
Consumer loans:
Home equity lines and loans	17	—	—	17
Total other real estate owned, net	$1,642	$—	$1,491	$151

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,629	$—	$—	$2,629
Consumer loans:
Home equity lines and loans	287	—	—	287
Total impaired loans	$2,916	$—	$—	$2,916
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,491	$—	$1,491	$—
Residential mortgages	39	—	—	39
Total other real estate owned, net	$1,530	$—	$1,491	$39

The following tables presents information related to Level 3 non-recurring fair value measurement at March 31, 2016 and December 31, 2015 (in thousands):

Description	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2016
Impaired loans:
Commercial mortgages:
Commercial mortgages	$612	Sales comparison	Discount to appraised value	11.75% - 18.55% [16.65%]
Consumer loans:
Home equity lines and loans	200	Sales comparison	Discount to appraised value	24.92% - 24.92% [24.92%]
	$812

OREO
Residential mortgages	$134	Sales comparison	Discount to appraised value	20.80% - 27.97% [23.07%]
Consumer loans:
Home equity lines and loans	17	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$151

Description	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Impaired loans:
Commercial mortgages:
Commercial mortgages	$2,629	Sales comparison	Discount to appraised value	10.00% - 17.19% [16.06%]
Consumer loans:
Home equity lines and loans	287	Sales comparison	Discount to appraised value	18.04% - 18.04% [18.04%]
	$2,916

OREO:
Residential mortgages	$39	Sales comparison	Discount to appraised value	22.30% - 22.30% [22.30%]
	$39

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not already discussed:

Cash and Due From Financial Institutions and Interest-Bearing Deposits in Other Financial Institutions

For those short-term instruments that generally mature in 90 days or less, the carrying value approximates fair value of which non-interest-bearing deposits are classified as Level 1 and interest-bearing deposits with the FHLBNY and FRBNY are classified as Level 1.

Securities Held to Maturity

For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs).

FHLBNY and FRBNY Stock

It is not practicable to determine the fair value of FHLBNY and FRBNY stock due to restrictions placed on its transferability.

Loans, Net

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

FHLBNY Overnight Advances and FHLBNY Term Advances

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

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2016 and December 31, 2015, are as follows (in thousands):

	March 31, 2016
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$26,471	$26,471	$—	$—	$26,471
Interest-bearing deposits in other financial institutions	29,388	29,388	—	—	29,388
Trading assets	734	734	—	—	734
Securities available for sale	324,484	54	324,178	252	324,484
Securities held to maturity	4,577	—	—	4,863	4,863
FHLBNY and FRBNY stock	4,179	—	—	—	N/A
Loans, net	1,172,366	—	—	1,196,894	1,196,894
Loans held for sale	593	—	593	—	593
Accrued interest receivable	4,386	—	1,488	2,898	4,386
Derivative assets	87	—	87	—	87

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,270,711	$1,270,711	$—	$—	$1,270,711
Time deposits	163,541	—	164,001	—	164,001
Securities sold under agreements to repurchase	28,825	—	29,533	—	29,533
FHLBNY term advances	19,175	—	19,637	—	19,637
Accrued interest payable	207	17	190	—	207
Derivative liabilities	171	—	87	84	171
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2015
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

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended March 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2016 and December 31, 2015 (in thousands):

	At March 31, 2016		At December 31, 2015
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$4,226	$5,975	$4,057
Other customer relationship intangibles	5,633	3,709	5,633	3,620
Total	$11,608	$7,935	$11,608	$7,677

Aggregate amortization expense was $0.3 million for both of the three month periods ended March 31, 2016 and 2015.

The remaining estimated aggregate amortization expense at March 31, 2016 is listed below (in thousands):

Year	Estimated Expense
2016	$728
2017	859
2018	734
2019	609
2020	484
2021	259
Total	$3,673

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$1,786	$1,107	$—	$2,893
Mortgage-backed securities, residential	17,475	8,884	12,009	—	38,368
Total	$17,475	$10,670	$13,116	$—	41,261
Excess collateral held					(12,436)
Gross amount of recognized liabilities for repurchase agreements					$28,825

	December 31, 2015
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$12,163	$1,781	$9,323	$—	$23,267
Mortgage-backed securities, residential	8,280	9,174	3,135	—	20,589
Total	$20,443	$10,955	$12,458	$—	43,856
Excess collateral held					(15,403)
Gross amount of recognized liabilities for repurchase agreements					$28,453

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2016	$210	$(11,152)	$(10,942)
Other comprehensive income before reclassification	1,936	—	1,936
Amounts reclassified from accumulated other comprehensive income	(565)	233	(332)
Net current period other comprehensive gain	1,371	233	1,604
Balance at March 31, 2016	$1,581	$(10,919)	$(9,338)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2015	$1,960	$(10,745)	$(8,785)
Other comprehensive loss before reclassification	805	—	805
Amounts reclassified from accumulated other comprehensive income	(31)	224	193
Net current period other comprehensive gain	774	224	998
Balance at March 31, 2015	$2,734	$(10,521)	$(7,787)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2016	2015
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(908)	$(50)	Net gains on securities transactions
Tax effect	343	19	Income tax expense
Net of tax	(565)	(31)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(22)	(22)	Pension and other employee benefits
Actuarial losses (a)	396	383	Pension and other employee benefits
Tax effect	(141)	(137)	Income tax expense
Net of tax	233	224
Total reclassification for the period, net of tax	$(332)	$193
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$22,740	$33,557	$17,167	$25,251
Unused lines of credit	$866	$191,990	$1,265	$177,004
Standby letters of credit	$—	$14,618	$—	$14,646

On March 23, 2016, the Bank received a summons and complaint for an action brought in the State of New York Supreme Court for the County of Tompkins, regarding its lease of 202 East State Street, Ithaca, NY. The owner of the leased premises has alleged that the Bank has breached its contract and is requesting a judgment declaring that the term of the lease runs through December 31, 2025 or a judgment in his favor in the amount of $4.0 million. While the outcome of litigation is not predictable, the Bank believes that the claims are without merit and is vigorously defending them. As of March 31, 2016, no amount has been accrued for potential losses related to these proceedings as a potential loss is not considered probable or reasonably estimable in the opinion of management. On April 25, 2016, counsel for the Bank made a motion to dismiss the complaint, which is pending.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

On September 25, 2015, the Bank entered a lease agreement with a related party to occupy a building located in Clifton Park, New York. The lease commenced on April 4, 2016. The initial term of the lease is 20 years, with a total of ten years of renewal options. The lease will be capitalized on the balance sheet for $2.0 million, as of the lease commencement date, within premises and equipment, net, with a corresponding long term capital lease obligation. The purpose of the lease is to move the Clifton Park branch from a shopping plaza to a stand-alone building. Minimum lease commitments, before considering renewal options, are as follows (in thousands):

Years	Annual Rent	Total Rent
2016 - 2021	$133	$665
2021 - 2026	145	725
2026 - 2031	158	790
2031 - 2036	172	860
Total		$3,040

NOTE 10    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Qualified Pension Plan
Service cost, benefits earned during the period	$296	$354
Interest cost on projected benefit obligation	470	457
Expected return on plan assets	(755)	(823)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	2	2
Amortization of unrecognized net loss	384	368
Net periodic pension cost	$397	$358

Supplemental Pension Plan
Service cost, benefits earned during the period	$11	$11
Interest cost on projected benefit obligation	13	12
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	6	13
Net periodic supplemental pension cost	$30	$36

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$12	$12
Interest cost on projected benefit obligation	17	16
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	(24)	(24)
Amortization of unrecognized net loss	6	2
Net periodic postretirement, medical and life cost	$11	$6

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

	Three months ended March 31, 2016
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$13,949	$—	$—	$13,949
Interest expense	924	—	—	924
Net interest income	13,025	—	—	13,025
Provision for loan losses	595	—	—	595
Net interest income after provision for loan losses	12,430	—	—	12,430
Other non-interest income	3,416	2,012	173	5,601
Other non-interest expenses	12,252	1,389	367	14,008
Income (loss) before income tax expense (benefit)	3,594	623	(194)	4,023
Income tax expense (benefit)	1,170	235	(89)	1,316
Segment net income (loss)	$2,424	$388	$(105)	$2,707

Segment assets	$1,637,242	$4,668	$1,316	$1,643,226

	Three months ended March 31, 2015
	Core Banking	WMG	Holding Company And CFS	Consolidated Totals
Interest and dividend income	$13,231	$—	$3	$13,234
Interest expense	892	—	—	892
Net interest income	12,339	—	3	12,342
Provision for loan losses	390	—	—	390
Net interest income after provision for loan losses	11,949	—	3	11,952
Other non-interest income	2,714	2,126	346	5,186
Other non-interest expenses	12,148	1,304	284	13,736
Income before income tax expense	2,515	822	65	3,402
Income tax expense	815	302	9	1,126
Segment net income	$1,700	$520	$56	$2,276

Segment assets	$1,578,386	$4,707	$1,679	$1,584,772

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

During January 2016 and 2015, 9,532 and 9,673 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.    An expense of $67 thousand and $69 thousand related to this compensation was recognized during the three month periods ended March 31, 2016 and 2015, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended March 31, 2016 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2016	22,569	$28.09
Granted	—	$—
Vested	(415)	$26.59
Forfeited or cancelled	—	$—
Nonvested at March 31, 2016	22,154	$28.12

As of March 31, 2016, there was $567 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.56 years.  The total fair value of shares vested was $11 thousand for both of the three month periods ended March 31, 2016 and 2015.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the three months period ended March 31, 2016 and 2015.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2015 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2016, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and Part I, Item 1A, Risk Factors, on pages 14–19 of the Corporation’s 2015 Annual Report.  For a discussion of use of non-GAAP financial measures, see pages 59–62 of the Corporation's 2015 Annual Report or pages 60–62 in this Form 10-Q.

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

Consolidated Financial Highlights

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except per share data)	2016	2015	2015	2015	2015
RESULTS OF OPERATIONS
Interest income	$13,949	$13,896	$13,595	$13,519	$13,234
Interest expense	924	934	904	872	892
Net interest income	13,025	12,962	12,691	12,647	12,342
Provision for loan losses	595	615	307	259	390
Net interest income after provision for loan losses	12,430	12,347	12,384	12,388	11,952
Non-interest income	5,601	5,023	4,912	5,326	5,186
Non-interest expense	14,008	14,234	13,634	13,823	13,736
Income before income tax expense	4,023	3,136	3,662	3,891	3,402
Income tax expense	1,316	1,007	1,211	1,314	1,126
Net income	$2,707	$2,129	$2,451	$2,577	$2,276

Basic and diluted earnings per share	$0.57	$0.45	$0.52	$0.55	$0.48
Weighted average basic and diluted shares outstanding	4,750	4,731	4,722	4,717	4,707

PERFORMANCE RATIOS
Return on average assets	0.67%	0.52%	0.62%	0.66%	0.59%
Return on average equity	7.73%	6.05%	7.05%	7.52%	6.79%
Return on average tangible equity (a)	9.45%	7.42%	8.71%	9.32%	8.45%
Efficiency ratio (b)	76.89%	77.35%	75.25%	75.83%	76.26%
Non-interest expense to average assets (c)	3.48%	3.49%	3.44%	3.55%	3.57%
Loans to deposits	82.75%	83.46%	80.96%	86.37%	83.59%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.21%	4.20%	4.22%	4.26%	4.28%
Yield on investments	2.07%	1.98%	1.89%	1.91%	1.83%
Yield on interest-earning assets	3.72%	3.66%	3.70%	3.74%	3.74%
Cost of interest-bearing deposits	0.20%	0.20%	0.20%	0.21%	0.20%
Cost of borrowings	2.66%	2.99%	3.03%	2.64%	2.74%
Cost of interest-bearing liabilities	0.35%	0.35%	0.35%	0.34%	0.35%
Interest rate spread	3.37%	3.10%	3.35%	3.40%	3.39%
Net interest margin, fully taxable equivalent	3.47%	3.42%	3.45%	3.50%	3.49%

CAPITAL
Total equity to total assets at end of period	8.58%	8.47%	8.50%	8.79%	8.60%
Tangible equity to tangible assets at end of period (a)	7.14%	6.99%	7.02%	7.22%	7.04%

Book value per share	$29.64	$28.96	$29.36	$28.92	$28.92
Tangible book value per share	24.28	23.53	23.85	23.35	23.28
Period-end market value per share	26.35	27.50	28.03	26.48	28.30
Dividends declared per share	0.26	0.26	0.26	0.26	0.26

AVERAGE BALANCES
Loans (d)	$1,175,051	$1,151,469	$1,142,402	$1,141,412	$1,132,473
Earning assets	1,527,656	1,522,176	1,474,098	1,462,842	1,450,249
Total assets	1,620,547	1,617,322	1,570,818	1,563,346	1,558,919
Deposits	1,404,487	1,410,017	1,367,853	1,353,895	1,338,913
Total equity	140,864	139,697	137,855	137,386	135,974
Tangible equity (a)	115,240	113,812	111,693	110,945	109,219

ASSET QUALITY
Net charge-offs (recoveries)	$328	$377	$313	$123	$184
Non-performing loans (e)	12,774	12,232	12,368	12,862	10,419
Non-performing assets (f)	14,416	13,762	14,744	15,238	12,925
Allowance for loan losses	14,527	14,260	14,022	14,028	13,892

Annualized net charge-offs to average loans	0.11%	0.13%	0.11%	0.04%	0.07%
Non-performing loans to total loans	1.08%	1.05%	1.08%	1.12%	0.91%
Non-performing assets to total assets	0.88%	0.85%	0.90%	0.98%	0.82%
Allowance for loan losses to total loans	1.22%	1.22%	1.23%	1.22%	1.21%
Allowance for loan losses to non-performing loans	113.72%	116.58%	113.37%	109.07%	133.33%

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2016	2015	Change	Percentage Change
Net interest income	$13,025	$12,342	$683	5.5%
Non-interest income	5,601	5,186	415	8.0%
Non-interest expense	14,008	13,736	272	2.0%
Pre-provision income	4,618	3,792	826	21.8%
Provision for loan losses	595	390	205	52.6%
Income tax expense	1,316	1,126	190	16.9%
Net income	$2,707	$2,276	$431	18.9%

Basic and diluted earnings per share	$0.57	$0.48	$0.09	18.8%

Selected financial ratios
Return on average assets	0.67%	0.59%
Return on average equity	7.73%	6.79%
Net interest margin, fully taxable equivalent	3.47%	3.49%
Efficiency ratio	76.89%	76.26%
Non-interest expense to average assets	3.48%	3.57%

Net income for the first quarter of 2016 was $2.7 million, or $0.57 per share, compared with a net income of $2.3 million, or $0.48 per share, for the prior year quarter.  Return on equity for the quarter was 7.73%, compared with 6.79% for the prior year quarter.  The increase in net income from the prior year quarter was driven by an increases in net interest income and non-interest income, due to a $0.9 million gain on securities transactions, partially offset by increases in non-interest expense, provision for loan losses, and income tax expense.

Net interest income
Net interest income increased $0.7 million, or 5.5%, compared with the prior year quarter. The increase was due primarily to interest income from the commercial loan portfolio and interest and dividends from taxable securities.

Non-interest income
Non-interest income increased $0.4 million, or 8.0%, compared to the prior year quarter.  The increase was due primarily to the net gain on security transactions, offset by decreases in wealth management group fee income, CFS fee and commission income, and other non-interest income.

Non-interest expense
Non-interest expense increased $0.3 million, or 2.0%, compared to the prior year quarter.  The increase was due primarily to increases in salaries and wages, net occupancy expenses, and data processing expenses, offset by pension and other employee benefits. For the three months ended March 31, 2016, non-interest expense to average assets was 3.48%.

Provision for loan losses
The provision for loan losses increased $0.2 million, or 52.6%, compared to the prior year quarter.  The increase was the result of the growth in the commercial loan portfolio, along with an increase net charge-offs during the current quarter.  Net charge-offs were $0.3 million, compared with $0.2 million for the prior year quarter.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2016 and 2015. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 59-60 of this Form 10-Q and pages 58-59 of the Corporation’s 2015 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2016	2015	Change	Percentage Change
Interest and dividend income	$13,949	$13,234	$715	5.4%
Interest expense	924	892	32	3.6%
Net interest income	$13,025	$12,342	$683	5.5%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended March 31, 2016 totaled $13.0 million, an increase of $0.7 million, or 5.5%, compared with $12.3 million for the same period in the prior year.  Fully taxable equivalent net interest margin was 3.47% for the three months ended March 31, 2016 compared with 3.49% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $77.4 million in interest-earning assets.  The yield on average interest-earning assets decreased two basis points, while the cost of interest-bearing liabilities remained flat compared to the same period in the prior year.  The decrease in yield on average interest-earning assets was mostly attributable to a seven basis point decrease in yield on loans, a result of loans continuing to reprice at current historically low market rates primarily in the commercial loan portfolio, offset by a 24 basis point increase in yield on investments, due to the change in the portfolio's allocation toward mortgage-backed securities and an increase in the portfolio's duration during the second quarter of 2015.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2016 and 2015.  It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the three months ended March 31, 2016 and 2015.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$709,540	$7,758	4.40%	$635,416	$7,298	4.66%
Mortgage loans	196,600	1,940	3.97%	197,520	2,014	4.14%
Consumer loans	268,911	2,598	3.89%	299,537	2,621	3.55%
Taxable securities	294,320	1,438	1.97%	245,019	1,093	1.81%
Tax-exempt securities	48,138	367	3.07%	35,692	321	3.65%
Interest-bearing deposits	10,147	12	0.48%	37,065	23	0.25%
Total interest-earning assets	1,527,656	14,113	3.72%	1,450,249	13,370	3.74%

Non-earning assets:
Cash and due from banks	26,676			27,449
Premises and equipment, net	29,199			32,026
Other assets	48,846			58,920
Allowance for loan losses	(14,346)			(13,846)
AFS valuation allowance	2,516			4,121
Total assets	$1,620,547			$1,558,919

Interest-bearing liabilities:
Interest-bearing demand deposits	$142,117	$40	0.11%	$127,729	$27	0.09%
Savings and insured money market deposits	704,587	317	0.18%	638,855	273	0.17%
Time deposits	164,580	150	0.37%	199,531	186	0.38%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	63,092	417	2.66%	60,133	406	2.74%
Total interest-bearing liabilities	1,074,376	924	0.35%	1,026,248	892	0.35%

Non-interest-bearing liabilities:
Demand deposits	393,202			372,798
Other liabilities	12,105			23,899
Total liabilities	1,479,683			1,422,945
Shareholders' equity	140,864			135,974
Total liabilities and shareholders’ equity	$1,620,547			$1,558,919
Fully taxable equivalent net interest income		13,189			12,478
Net interest rate spread (1)			3.37%			3.39%
Net interest margin, fully taxable equivalent (2)			3.47%			3.49%
Taxable equivalent adjustment		(164)			(136)
Net interest income		$13,025			$12,342
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2016 and 2015.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2016 vs. 2015
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$460	$868	$(408)
Mortgage loans	(74)	(7)	(67)
Consumer loans	(23)	(274)	251
Taxable investment securities	345	239	106
Tax-exempt investment securities	46	103	(57)
Interest-earning deposits	(11)	(24)	13
Total interest and dividend income, fully taxable equivalent	743	905	(162)

Interest expense on:
Interest-bearing demand deposits	13	4	9
Savings and insured money market deposits	44	28	16
Time deposits	(36)	(31)	(5)
FHLBNY advances, securities sold under agreements to repurchase and other debt	11	22	(11)
Total interest expense	32	23	9
Net interest income, fully taxable equivalent	$711	$882	$(171)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the first quarter of 2016 and 2015 were $0.6 million and $0.4 million, respectively.  Net charge-offs for the first quarter were $0.3 million compared with $0.2 million for the same period in the prior year.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2016	2015	Change	Percentage Change
WMG fee income	$2,012	$2,126	$(114)	(5.4)%
Service charges on deposit accounts	1,135	1,138	(3)	(0.3)%
Interchange revenue from debit card transactions	893	809	84	10.4%
Net gains on securities transactions	908	50	858	N/M
Net gains on sales of loans held for sale	61	52	9	17.3%
Net gains (losses) on sales of other real estate owned	(5)	78	(83)	N/M
Income from bank owned life insurance	18	18	—	—%
CFS fee and commission income	173	348	(175)	(50.3)%
Other	406	567	(161)	(28.4)%
Total non-interest income	$5,601	$5,186	$415	8.0%

Total non-interest income for the first quarter of 2016 increased $0.4 million compared with the same period in the prior year.  The increase was due to increases in interchange revenue from debit card transactions and net gains on securities transactions, offset by decreases in WMG fee income, CFS fee and commission income, other non-interest income, and a loss on sales of other real estate owned.

WMG fee income
WMG fee income decreased compared to the same period in the prior year due to a decline in assets under management or administration, along with a decline in the market value of assets.

Interchange revenue from debit card transactions
Interchange revenue from debit card transactions increased compared to the same period in the prior year due to an increase in the number of transactions.

Net gains on securities transactions
Net gains on securities transactions increased compared to the same period in the prior year due to a $0.9 million net gain on the sale $14.5 million of U.S. Treasuries, which allowed for the pay down of FHLB overnight advances and the funding of additional commercial loans during the quarter.

Net gains (losses) on sales of other real estate owned
Net gains (losses) on sales of other real estate owned decreased compared to the same period in the prior year due to a gain on the sale of one commercial property during the prior year.

CFS fee and commission income
CFS fee and commission income decreased compared to the same period in the prior year due to a decrease in commissions from insurance annuity products.

Other
Other non-interest income decreased due to a decline in rental income from properties included within OREO, due to the sale of OREO properties during the fourth quarter of 2015.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2016	2015	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,183	$5,100	$83	1.6%
Pension and other employee benefits	1,675	1,729	(54)	(3.1)%
Total compensation expense	6,858	6,829	29	0.4%

Non-compensation expense:
Net occupancy expenses	1,906	1,850	56	3.0%
Furniture and equipment expenses	772	733	39	5.3%
Data processing expenses	1,714	1,561	153	9.8%
Professional services	341	269	72	26.8%
Amortization of intangible assets	258	304	(46)	(15.1)%
Marketing and advertising expenses	222	235	(13)	(5.5)%
Other real estate owned expense	52	84	(32)	(38.1)%
FDIC insurance	294	286	8	2.8%
Loan expense	112	140	(28)	(20.0)%
Other	1,479	1,445	34	2.4%
Total non-compensation expense	7,150	6,907	243	3.5%
Total non-interest expense	$14,008	$13,736	$272	2.0%

Total non-interest expense for the first quarter of 2016 increased $0.3 million compared with the same period in the prior year.  The increase was primarily due to an increase in non-compensation expense.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to an increase in salaries and wages, offset by a decrease in pension and other employee benefits.  The increase in salaries and wages was due to an increase in the incentive compensation plan for 2016, offset by a reduction in full-time equivalent employees. The decrease in pension and other employee benefits was due to a decline in full-time equivalent employees, which decreased payroll tax expense.

Non-compensation expense
Non-compensation expense increased compared to the same period in the prior year primarily due to increases in net occupancy expenses, furniture and equipment expenses, data processing expenses, and professional services. The Bank incurred $125 thousand in accelerated depreciation expense, allocated to net occupancy and furniture and equipment expenses, related to the announcement of the closure of the branch office at 202 East State Street in Ithaca, NY at the end of May 2016. The Bank transferred all accounts associated with 202 East State Street to the remaining three Ithaca branch locations. Additionally, the Corporation incurred professional services of $83 thousand related to the establishment of a captive insurance subsidiary, which is expected to be completed during the second quarter of 2016.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2016	2015	Change	Percentage Change
Income before income tax expense	$4,023	$3,402	$621	18.3%
Income tax expense	$1,316	$1,126	$190	16.9%
Effective tax rate	32.7%	33.1%

The decrease in the effective tax rate can be attributed to changes in the mix of income and expense subject to U.S. federal, state, and local income taxes, along with an increase in the income generated by CCTC Funding, Corp., a real estate investment trust subsidiary of the Bank.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	March 31, 2016	December 31, 2015	Change	Percentage Change
Assets
Total cash and cash equivalents	$55,859	$26,185	$29,674	113.3%
Total investment securities	333,240	354,183	(20,943)	(5.9)%

Loans, net of deferred loan fees	1,186,893	1,168,633	18,260	1.6%
Allowance for loan losses	(14,527)	(14,260)	(267)	1.9%
Loans, net	1,172,366	1,154,373	17,993	1.6%

Goodwill and other intangible assets, net	25,497	25,755	(258)	(1.0)%
Other assets	56,264	59,468	(3,204)	(5.4)%
Total assets	$1,643,226	$1,619,964	$23,262	1.4%

Liabilities and Shareholders’ Equity
Total deposits	$1,434,252	$1,400,295	$33,957	2.4%
FHLBNY advances and other debt	50,837	64,429	(13,592)	(21.1)%
Other liabilities	17,091	17,998	(907)	(5.0)%
Total liabilities	1,502,180	1,482,722	19,458	1.3%

Total shareholders’ equity	141,046	137,242	3,804	2.8%
Total liabilities and shareholders’ equity	$1,643,226	$1,619,964	$23,262	1.4%

Cash and cash equivalents
The increase in cash and cash equivalents can be attributed to the sale of available for sale securities and the seasonal inflow of municipal deposits, offset by increases in total loans and the pay down of FHLB overnight advances.

Investment securities
The decrease in investment securities can be mostly attributed to the the sale of $14.5 million in U.S. Treasuries and $7.5 million in maturities, mostly in mortgage backed securities.

Loans, net
The increase in loans can be attributed to increases of $29.2 million in commercial mortgages and $1.0 million in residential mortgages, offset by decreases of $4.7 million in indirect consumer loans, $3.9 million in other consumer loans, and $3.3 million in commercial and agriculture loans.  The increase in the allowance for loan losses can be mostly attributed to growth in the commercial loan portfolio.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to amortization of intangible assets.

Other assets
The decrease in other assets can be mostly attributed to depreciation of premises and equipment and a decline in the deferred tax asset.

Deposits
The increase in deposits can be attributed to increases of $29.9 million in money market accounts, $10.9 million in interest-bearing demand deposits, and $4.8 million in savings deposits. These items were offset by decreases of $9.1 million in non-interest-bearing deposits and $2.5 million in time deposits. The changes in money market accounts and demand deposits can be attributed to the seasonal inflow of deposits of municipal clients.

FHLBNY advances and other debt
FHLBNY overnight advances were paid off with the increase in deposits received from municipal clients.

Other liabilities
The decrease in other liabilities can be mostly attributed to the payment of the incentive compensation plan during the first quarter of 2016.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $2.7 million, a reduction of $0.6 million in treasury stock, and a decrease of $1.6 million in accumulated other comprehensive loss, offset by $1.2 million in dividends declared during the first quarter of 2016.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.680 billion at March 31, 2016, including $321.1 million of assets held under management or administration for the Corporation, compared with $1.856 billion at December 31, 2015, including $304.1 million of assets held under management or administration for the Corporation, a decrease of $175.9 million, or 9.5%. The decrease can be attributed to the loss of one large non-profit customer, along with a decline in the market value of assets.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	March 31, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$—	$—	—%	$14,507	$14,784	4.3%
Obligations of U.S. Government sponsored enterprises	84,759	85,357	26.3%	84,923	85,382	24.8%
Mortgage-backed securities, residential and collateralized mortgage obligations	192,145	193,028	59.5%	199,680	198,366	57.5%
Obligations of states and political subdivisions	43,383	44,246	13.6%	43,695	44,426	12.9%
Other securities	1,656	1,853	0.6%	1,675	1,862	0.5%
Totals	$321,943	$324,484	100.0%	$344,480	$344,820	100.0%

The available for sale segment of the securities portfolio totaled $324.5 million at March 31, 2016, a decrease of $20.3 million, or 5.90%, from $344.8 million at December 31, 2015.  The decrease resulted primarily from the sale of $14.5 million in U.S. Treasuries and $7.5 million in maturities, mostly in mortgage-backed securities.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $4.6 million at March 31, 2016, consistent with December 31, 2015.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2015 to March 31, 2016 (in thousands):

LOANS
	March 31, 2016	December 31, 2015	Dollar Change	Percentage Change
Commercial and agricultural	$190,566	$193,233	$(2,667)	(1.4)%
Commercial mortgages	535,029	506,478	28,551	5.6%
Residential mortgages	196,751	195,778	973	0.5%
Indirect consumer loans	146,601	151,327	(4,726)	(3.1)%
Other consumer loans	117,946	121,817	(3,871)	(3.2)%
Total loans, net of deferred loan fees	$1,186,893	$1,168,633	$18,260	1.6%

Portfolio loans totaled $1.187 billion at March 31, 2016, an increase of $18.3 million, or 1.6%, from $1.169 billion at December 31, 2015.  The increase in loans can be attributed to increases of $28.6 million million in commercial mortgages and $1.0 million in residential mortgages, offset by decreases of $2.7 million in commercial and agricultural loans, $4.7 million in indirect consumer loans, and $3.9 million in other consumer loans. The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.  The decline in indirect consumer loans was a result of the Corporation’s decision not to reduce pricing to compete on new car loans.

Residential mortgage loans totaled $196.8 million at March 31, 2016, an increase of $1.0 million, or 0.5%, from December 31, 2015.  In addition, during the three months ended March 31, 2016, $2.3 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.4 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Chemung Canal Trust Company*	$669,448	$683,137	$724,099	$687,256	$645,808
Capital Bank Division	517,445	485,496	397,475	308,610	247,709
Total loans	$1,186,893	$1,168,633	$1,121,574	$995,866	$893,517
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At March 31, 2016 and December 31, 2015, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 42.7% and 40.6% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2016 and December 31, 2015.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	March 31, 2016	December 31, 2015
Non-accrual loans	$8,143	$7,821
Non-accrual troubled debt restructurings	4,631	4,411
Total non-performing loans	12,774	12,232
Other real estate owned	1,642	1,530
Total non-performing assets	$14,416	$13,762

Ratio of non-performing loans to total loans	1.08%	1.05%
Ratio of non-performing assets to total assets	0.88%	0.85%
Ratio of allowance for loan losses to non-performing loans	113.72%	116.58%

Accruing loans past due 90 days or more (1)	$2,260	$18
Accruing troubled debt restructurings (1)	$6,543	$7,609
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $12.8 million at March 31, 2016, or 1.08% of total loans, compared with $12.2 million at December 31, 2015, or 1.05% of total loans. The increase in non-performing loans at March 31, 2016 was primarily in the residential mortgage and consumer loan segments of the loan portfolio. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $14.4 million, or 0.88% of total assets, at March 31, 2016, compared with $13.8 million, or 0.85% of total assets, at December 31, 2015.

The recorded investment in accruing loans past due 90 days or more totaled $2.3 million at March 31, 2016, an increase of $2.2 million from December 31, 2015. The increase in accruing loans past due 90 days or more can be attributed to one commercial mortgage property, which is well collateralized and in the process of collection.

Not included in non-performing loan totals are $2.1 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of March 31, 2016, the Corporation had $4.6 million of non-accrual TDRs compared with $4.4 million as of December 31, 2015.  As of March 31, 2016, the Corporation had $6.5 million of accruing TDRs compared with $7.6 million as of December 31, 2015.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at March 31, 2016 totaled $14.2 million, including TDRs of $11.2 million, compared to $15.0 million at December 31, 2015, including TDRs of $12.0 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to decreases of $0.4 million in commercial and industrial loans and $0.4 million in commercial mortgages.  Included in the recorded investment of impaired loans at March 31, 2016, are loans totaling $5.2 million for which impairment allowances of $1.7 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2015, the impaired loan total included $5.2 million of loans for which specific impairment allowances of $1.6 million were allocated to the allowance for loan losses.

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

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  The allowance is established based on management’s evaluation of the probable incurred losses inherent in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors.  Loans not impaired but classified as substandard and special mention use a historical loss factor on a rolling five-year history of net losses.  For all other unclassified loans, the historical loss experience is determined by portfolio class and is based on the actual loss history experienced by the Corporation over the most recent two years.  This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio class.  These qualitative factors include consideration of the following: (1) lending policies and procedures, including underwriting standards and collection, charge-off and recovery policies, (2) national and local economic and business conditions and developments, including the condition of various market segments, (3) loan profiles and volume of the portfolio, (4) the experience, ability, and depth of lending management and staff, (5) the volume and severity of past due, classified and watch-list loans, non-accrual loans, troubled debt restructurings, and other modifications (6) the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, (7) collateral related issues: secured vs. unsecured, type, declining valuation environment and trend of other related factors, (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations, (9) the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio and (10) the impact of the global economy.

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

The allowance for loan losses was $14.5 million at March 31, 2016, up from $14.3 million at December 31, 2015.  The ratio of allowance for loan losses to total loans was 1.22% at March 31, 2016 and December 31, 2015, respectively.  Net charge-offs for the three months ended March 31, 2016 and 2015 were $0.3 million and $0.2 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the three months ended March 31, 2016 and 2015 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$14,260	$13,686
Charge-offs:
Commercial and agricultural	8	—
Commercial mortgages	—	—
Residential mortgages	—	21
Consumer loans	443	369
Total charge-offs	451	390
Recoveries:
Commercial and agricultural	32	15
Commercial mortgages	7	67
Residential mortgages	—	—
Consumer loans	84	124
Total recoveries	123	206
Net charge-offs	328	184
Provision for loan losses	595	390
Balance at end of period	$14,527	$13,892

Ratio of net charge-offs to average loans outstanding	0.11%	0.07%
Ratio of allowance for loan losses to total loans outstanding	1.22%	1.21%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2015 to March 31, 2016 (in thousands):

DEPOSITS
	March 31, 2016	December 31, 2015	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$393,121	$402,236	$(9,115)	(2.3)%
Interest-bearing demand deposits	141,457	130,573	10,884	8.3%
Insured money market accounts	527,578	497,658	29,920	6.0%
Savings deposits	208,555	203,749	4,806	2.4%
Time deposits	163,541	166,079	(2,538)	(1.5)%
Total	$1,434,252	$1,400,295	$33,957	2.4%

Deposits totaled $1.434 billion at March 31, 2016 compared with $1.400 billion at December 31, 2015, an increase of $34.0 million, or 2.4%. The increase was attributable to increases of $29.9 million in money market accounts, $10.9 million in interest-bearing demand deposits, and $4.8 million in savings deposits. These items were offset by decreases of $9.1 million in non-interest-bearing demand deposits and $2.5 million in time deposits. The changes in money market accounts and interest-bearing demand deposits can be attributed to the seasonal inflow of deposits from municipal clients. The change in non-interest-bearing deposits can be attributed to a decline in consumer and commercial clients.  At March 31, 2016, demand deposit and money market accounts comprised 74.1% of total deposits compared with 73.6% at December 31, 2015.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Chemung Canal Trust Company*	$1,256,708	$1,219,282	$1,119,377	$1,097,920	$888,181
Capital Bank Division	177,544	181,013	160,637	168,336	159,316
Total loans	$1,434,252	$1,400,295	$1,280,014	$1,266,256	$1,047,497
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of March 31, 2016 and December 31, 2015. Deposits obtained through the CDARS and ICS programs were $194.4 million and $165.0 million as of March 31, 2016 and December 31, 2015, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in addition to the seasonal inflow of current municipal client balances.

The Corporation’s deposit strategy is to fund the Bank with stable, low-cost deposits, primarily checking account deposits and other low interest-bearing deposit accounts.  A checking account is the driver of a banking relationship and consumers consider the bank where they have their checking account as their primary bank.  These customers will typically turn to their primary bank first when in need of other financial services.  Strategies that have been developed and implemented to generate these deposits include: (i) acquire deposits by entering new markets through branch acquisitions or de novo branching, (ii) an annual checking account marketing campaign, (iii) training branch employees to identify and meet client financial needs with Bank products and services, (iv) link business and consumer loans to the customer's primary checking account at the Bank, (v) aggressively promote direct deposit of client’s payroll checks or benefit checks and (vi) constantly monitor the Corporation’s pricing strategies to ensure competitive products and services.

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it will continue using brokered deposits as a secondary source of funding to support growth.

Borrowings

The $13.9 million of FHLBNY overnight advances at December 31, 2015 were paid off with the increase in deposits from municipal clients.  Securities sold under agreements to repurchase increased $0.3 million from $28.5 million at December 31, 2015 to $28.8 million at March 31, 2016.  The increase in securities sold under agreements to repurchase was related to normal fluctuations in client accounts.

Shareholders’ Equity

Shareholders’ equity was $141.0 million at March 31, 2016 compared with $137.2 million at December 31, 2015.  The increase was primarily due to earnings of $2.7 million and a reduction of $0.6 million in treasury stock and a decrease of $1.6 million in accumulated other comprehensive loss, offset by $1.2 million in dividends declared during the first quarter of 2016.  The total shareholders’ equity to total assets ratio was 8.58% at March 31, 2016 compared with 8.47% at December 31, 2015.  The tangible equity to tangible assets ratio was 7.14% at March 31, 2016 compared with 6.99% at December 31, 2015.  Book value per share increased to $29.64 at March 31, 2016 from $28.96 at December 31, 2015.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of March 31, 2016, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $121.2 million and $106.2 million at March 31, 2016 and December 31, 2015, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at March 31, 2016 and December 31, 2015.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$5,821	$3,444
Net cash provided (used) by investing activities	4,532	(5,380)
Net cash provided by financing activities	19,321	57,646
Net increase in cash and cash equivalents	$29,674	$55,710

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first three months of 2016 and 2015 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash provided by investing activities during the first three months of 2016 predominantly resulted from the sales, calls, maturities, and principal collected on securities available for sale, offset by a net increase in loans.  Cash used by investing activities during the first three months of 2015 predominantly resulted from a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the first three months of 2016 and 2015 predominantly resulted from an increase in deposits, offset by the redemption of FHLBYNY overnight advances that were no longer needed with the inflow of municipal deposits.

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

The new capital rules implement a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.5%, and a higher minimum Tier 1 capital requirement of 6.0% (which is an increase from 4.0%). Under the new rules, the total capital ratio remains at 8.0%, and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.0%. Additionally, under the new capital rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rules also enhance risk sensitivity and address weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act. Effective January 1, 2016, the additional capital conservation buffer of 0.625% will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period, and will be fully phased-in on January 1, 2019 at 2.5%.

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

In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of March 31, 2016, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

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

The regulatory capital ratios as of March 31, 2016 and December 31, 2015 were calculated under Basel III rules and include the current 0.625% capital conservation buffer for 2016. At the present time, the ratios for the Bank are sufficient to meet the fully phased-in conservation buffer of 2.5% in 2019. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$140,769	12.29%	$91,628	8.00%	$98,786	8.625%	N/A	N/A
Bank	$136,241	11.91%	$91,481	8.00%	$98,628	8.625%	$114,352	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$126,356	11.03%	$68,721	6.00%	$75,879	6.625%	N/A	N/A
Bank	$121,913	10.66%	$68,611	6.00%	$75,758	6.625%	$91,481	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$126,356	11.03%	$51,541	4.50%	$58,699	5.125%	N/A	N/A
Bank	$121,913	10.66%	$51,458	4.50%	$58,605	5.125%	$74,329	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$126,356	7.91%	$63,937	4.00%	N/A	N/A	N/A	N/A
Bank	$121,913	7.63%	$63,877	4.00%	N/A	N/A	$79,847	5.00%

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$139,050	12.26%	$90,704	8.00%	N/A	N/A
Bank	$135,058	11.93%	$90,548	8.00%	$113,185	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$68,028	6.00%	N/A	N/A
Bank	$120,881	10.68%	$67,911	6.00%	$90,548	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$51,021	4.50%	N/A	N/A
Bank	$120,881	10.68%	$50,933	4.50%	$73,571	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$124,787	7.83%	$63,772	4.00%	N/A	N/A
Bank	$120,881	7.59%	$63,701	4.00%	$79,626	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At March 31, 2016, the Bank could, without prior approval, declare dividends of approximately $11.9 million.

Adoption of New Accounting Standards

Please refer to Footnote 1, Summary of Significant Accounting Policies - Recent Accounting Pronouncements for a discussion of new accounting standards.

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

	As of or for the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$13,025	$12,962	$12,691	$12,647	$12,342
Fully taxable equivalent adjustment	164	149	136	133	136
Fully taxable equivalent net interest income (non-GAAP)	$13,189	$13,111	$12,827	$12,780	$12,478

Non-interest income (GAAP)	$5,601	$5,023	$4,912	$5,326	$5,186
Less: net (gains) losses on security transactions	(908)	(81)	11	(252)	(50)
Adjusted non-interest income (non-GAAP)	$4,693	$4,942	$4,923	$5,074	$5,136

Non-interest expense (GAAP)	$14,008	$14,234	$13,634	$13,823	$13,736
Less: amortization of intangible assets	(258)	(270)	(277)	(285)	(304)
Adjusted non-interest expense (non-GAAP)	$13,750	$13,964	$13,357	$13,538	$13,432

Average interest-earning assets (GAAP)	$1,527,656	$1,522,176	$1,474,098	$1,462,842	$1,450,249

Net interest margin - fully taxable equivalent (non-GAAP)	3.47%	3.42%	3.45%	3.50%	3.49%
Efficiency ratio (non-GAAP)	76.89%	77.35%	75.25%	75.83%	76.26%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$141,046	$137,242	$138,715	$136,520	$136,293
Less: intangible assets	(25,497)	(25,755)	(26,025)	(26,302)	(26,587)
Tangible equity (non-GAAP)	$115,549	$111,487	$112,690	$110,218	$109,706

Total assets (GAAP)	$1,643,226	$1,619,964	$1,631,639	$1,553,633	$1,584,772
Less: intangible assets	(25,497)	(25,755)	(26,025)	(26,302)	(26,587)
Tangible assets (non-GAAP)	$1,617,729	$1,594,209	$1,605,614	$1,527,331	$1,558,185

Total equity to total assets at end of period (GAAP)	8.58%	8.47%	8.50%	8.79%	8.60%
Book value per share (GAAP)	$29.64	$28.96	$29.36	$28.92	$28.92

Tangible equity to tangible assets at end of period (non-GAAP)	7.14%	6.99%	7.02%	7.22%	7.04%
Tangible book value per share (non-GAAP)	$24.28	$23.53	$23.85	$23.35	$23.28

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

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2016	2015	2015	2015	2015
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$140,864	$139,697	$137,855	$137,386	$135,974
Less: average intangible assets	(25,624)	(25,885)	(26,162)	(26,441)	(26,755)
Average tangible equity (non-GAAP)	$115,240	$113,812	$111,693	$110,945	$109,219

Return on average equity (GAAP)	7.73%	6.05%	7.05%	7.52%	6.79%
Return on average tangible equity (non-GAAP)	9.45%	7.42%	8.71%	9.32%	8.45%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
CORE NET INCOME
Reported net income (GAAP)	$2,707	$2,129	$2,451	$2,577	$2,276
Net (gains) losses on security transactions (net of tax)	(565)	(50)	7	(156)	(31)
Core net income (non-GAAP)	$2,142	$2,079	$2,458	$2,421	$2,245

Average basic and diluted shares outstanding	4,750	4,731	4,722	4,717	4,707

Reported basic and diluted earnings per share (GAAP)	$0.57	$0.45	$0.52	$0.55	$0.48
Reported return on average assets (GAAP)	0.67%	0.52%	0.62%	0.66%	0.59%
Reported return on average equity (GAAP)	7.73%	6.05%	7.05%	7.52%	6.79%

Core basic and diluted earnings per share (non-GAAP)	$0.45	$0.44	$0.52	$0.51	$0.48
Core return on average assets (non-GAAP)	0.53%	0.51%	0.62%	0.62%	0.58%
Core return on average equity (non-GAAP)	6.12%	5.90%	7.07%	7.07%	6.70%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At March 31, 2016, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 12.61% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 8.71%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 6.20% and 13.14%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At March 31, 2016, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 10.99% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.05%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 6.28% and 7.59%, respectively.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2016.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/16-1/31/16	—	$—	—	121,906
2/1/16-2/29/16	—	$—	—	121,906
3/1/16-3/31/16	—	$—	—	121,906
Quarter ended 3/31/16	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended March 31, 2016, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to March 16, 2016 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on March 17, 2016).

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 6, 2016	By: /s/ Ronald M. Bentley
Ronald M. Bentley Chief Executive Officer (Principal Executive Officer)

DATED: May 6, 2016	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to March 16, 2016 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on March 17, 2016).

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