Form 10-Q
period 2016-06-30
CHEMUNG FINANCIAL CORP
filed 2016-08-05
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2016

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on August 4, 2016 was 4,700,540.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ALCO	Asset-Liability Committee
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
CDARS	Certificate of Deposit Account Registry Service
Board of Directors	Board of Directors of Chemung Financial Corporation
CDO	Collateralized Debt Obligation
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
ICS	Insured Cash Sweep Service
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.

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

Captive insurance company	A company that provides risk-mitigation services for its parent company.
Collateralized debt obligation	A structured financial product that pools together cash flow-generating assets, such as mortgages, bonds, and loans.
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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from financial institutions	$27,233	$24,886
Interest-bearing deposits in other financial institutions	80,121	1,299
Total cash and cash equivalents	107,354	26,185

Trading assets, at fair value	767	701

Securities available for sale, at estimated fair value	300,277	344,820
Securities held to maturity, estimated fair value of $3,793 at June 30, 2016 and $4,822 at December 31, 2015	3,518	4,566
FHLBNY and FRBNY Stock, at cost	4,491	4,797

Loans, net of deferred loan fees	1,201,156	1,168,633
Allowance for loan losses	(14,668)	(14,260)
Loans, net	1,186,488	1,154,373

Loans held for sale	809	1,076
Premises and equipment, net	29,706	29,397
Goodwill	21,824	21,824
Other intangible assets, net	3,428	3,931
Bank-owned life insurance	2,875	2,839
Accrued interest receivable and other assets	22,395	25,455

Total assets	$1,683,932	$1,619,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$408,846	$402,236
Interest-bearing	1,059,074	998,059
Total deposits	1,467,920	1,400,295

FHLBNY overnight advances	—	13,900
Securities sold under agreements to repurchase	28,778	28,453
FHLBNY term advances	19,148	19,203
Long term capital lease obligation	4,822	2,873
Dividends payable	1,222	1,214
Accrued interest payable and other liabilities	18,633	16,784
Total liabilities	1,540,523	1,482,722

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2016 and December 31, 2015	53	53
Additional paid-in capital	45,639	45,537
Retained earnings	120,860	118,973
Treasury stock, at cost; 611,519 shares at June 30, 2016 and 641,721 shares at December 31, 2015	(15,608)	(16,379)
Accumulated other comprehensive loss	(7,535)	(10,942)
Total shareholders' equity	143,409	137,242

Total liabilities and shareholders' equity	$1,683,932	$1,619,964

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$12,321	$12,096	$24,567	$23,999
Taxable securities	1,281	1,164	2,718	2,253
Tax exempt securities	240	239	494	458
Interest-bearing deposits	83	20	95	43
Total interest and dividend income	13,925	13,519	27,874	26,753
Interest expense
Deposits	539	492	1,046	978
Securities sold under agreements to repurchase	211	212	422	421
Borrowed funds	207	168	413	365
Total interest expense	957	872	1,881	1,764
Net interest income	12,968	12,647	25,993	24,989
Provision for loan losses	388	259	983	649
Net interest income after provision for loan losses	12,580	12,388	25,010	24,340

Non-interest income:
WMG fee income	2,201	2,198	4,213	4,324
Service charges on deposit accounts	1,285	1,224	2,420	2,362
Interchange revenue from debit card transactions	939	859	1,832	1,668
Net gains on securities transactions	—	252	908	302
Net gains on sales of loans held for sale	97	98	158	150
Net gains (losses) on sales of other real estate owned	(11)	42	(16)	120
Income from bank owned life insurance	18	19	36	37
Other	687	634	1,266	1,549
Total non-interest income	5,216	5,326	10,817	10,512

Non-interest expenses:
Salaries and wages	5,182	5,188	10,365	10,288
Pension and other employee benefits	1,646	1,557	3,321	3,286
Net occupancy expenses	1,878	1,757	3,784	3,607
Furniture and equipment expenses	829	789	1,601	1,522
Data processing expense	1,720	1,552	3,434	3,113
Professional services	575	420	916	689
Amortization of intangible assets	245	285	503	589
Marketing and advertising expenses	325	271	547	506
Other real estate owned expenses	57	224	109	308
FDIC insurance	277	280	571	566
Loan expense	188	175	300	315
Other	2,648	1,325	4,127	2,770
Total non-interest expenses	15,570	13,823	29,578	27,559
Income before income tax expense	2,226	3,891	6,249	7,293
Income tax expense	605	1,314	1,921	2,440
Net income	$1,621	$2,577	$4,328	$4,853

Weighted average shares outstanding	4,760	4,717	4,754	4,712
Basic and diluted earnings per share	$0.34	$0.55	$0.91	$1.03

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$1,621	$2,577	$4,328	$4,853
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,523	(2,229)	5,632	(964)
Reclassification adjustment for gains realized in net income	—	(252)	(908)	(302)
Net unrealized gains (losses)	2,523	(2,481)	4,724	(1,266)
Tax effect	952	(931)	1,782	(490)
Net of tax amount	1,571	(1,550)	2,942	(776)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(23)	(21)	(45)	(43)
Reclassification adjustment for amortization of net actuarial loss	396	384	792	767
Total before tax effect	373	363	747	724
Tax effect	141	140	282	277
Net of tax amount	232	223	465	447

Total other comprehensive income (loss)	1,803	(1,327)	3,407	(329)

Comprehensive income	$3,424	$1,250	$7,735	$4,524

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2015	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	—	—	4,853	—	—	4,853
Other comprehensive loss	—	—	—	—	(329)	(329)
Restricted stock awards	—	104	—	—	—	104
Restricted stock units for directors' deferred compensation plan	—	49	—	—	—	49
Cash dividends declared ($0.52 per share)	—	—	(2,419)	—	—	(2,419)
Distribution of 9,673 shares of treasury stock for directors' compensation	—	24	—	247	—	271
Distribution of 3,303 shares of treasury stock for employee compensation	—	8	—	85	—	93
Distribution of 3,598 shares of treasury stock for deferred directors’ compensation	—	(89)	—	92	—	3
Sale of 9,814 shares of treasury stock (a)	—	17	—	250	—	267
Balances at June 30, 2015	$53	$45,468	$116,817	$(16,704)	$(9,114)	$136,520

Balances at January 1, 2016	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
Net income	—	—	4,328	—	—	4,328
Other comprehensive income	—	—	—	—	3,407	3,407
Restricted stock awards	—	96	—	—	—	96
Restricted stock units for directors' deferred compensation plan	—	48	—	—	—	48
Cash dividends declared ($0.52 per share)	—	—	(2,441)	—	—	(2,441)
Distribution of 9,532 shares of treasury stock for directors' compensation	—	19	—	243	—	262
Distribution of 7,661 shares of treasury stock for employee compensation	—	15	—	195	—	210
Distribution of 3,740 shares of treasury stock for deferred directors’ compensation	—	(92)	—	95	—	3
Sale of 9,269 shares of treasury stock (a)	—	16	—	238	—	254
Balances at June 30, 2016	$53	$45,639	$120,860	$(15,608)	$(7,535)	$143,409
(a) All treasury stock sales were completed at arm's length for adequate consideration with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan and the Chemung Canal Trust Company - Finger Lakes Profit Sharing, Savings, and Investment Plan, which are defined contribution plans sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net income	$4,328	$4,853
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	503	589
Provision for loan losses	983	649
Gains on disposal of fixed assets	—	(9)
Depreciation and amortization of fixed assets	2,374	2,062
Amortization of premiums on securities, net	911	1,014
Gains on sales of loans held for sale, net	(158)	(150)
Proceeds from sales of loans held for sale	7,265	7,004
Loans originated and held for sale	(6,840)	(6,857)
Net gains on trading assets	(19)	(12)
Net gains on securities transactions	(908)	(302)
Net (gains) losses on sales of other real estate owned	16	(120)
Purchase of trading assets	(47)	(74)
Expense related to restricted stock units for directors' deferred compensation plan	48	49
Expense related to employee stock compensation	210	93
Expense related to employee restricted stock awards	96	104
Income from bank owned life insurance	(36)	(37)
Decrease in other assets	1,923	7,068
Increase (decrease) in accrued interest payable	4	(19)
Increase (decrease) in other liabilities	793	(11,452)
Net cash provided by operating activities	11,446	4,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	15,422	54,319
Proceeds from maturities and principal collected on securities available for sale	34,302	17,546
Proceeds from maturities and principal collected on securities held to maturity	1,873	1,184
Purchases of securities available for sale	(460)	(83,907)
Purchases of securities held to maturity	(825)	(1,398)
Purchase of FHLBNY and FRBNY stock	(5,458)	(5,852)
Redemption of FHLBNY and FRBNY stock	5,764	6,514
Proceeds from sale of equipment	—	9
Purchases of premises and equipment	(648)	(649)
Proceeds from sales of other real estate owned	1,463	699
Net increase in loans	(33,440)	(29,149)
Net cash provided (used) by investing activities	17,993	(40,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	75,049	83,081
Net decrease in time deposits	(7,424)	(31,118)
Net increase in securities sold under agreements to repurchase	325	2,230
Repayments of FHLBNY overnight advances, net	(13,900)	(15,230)
Repayments of FHLBNY long term advances	(55)	(54)
Payments made on capital lease	(86)	(31)
Sale of treasury stock	254	267
Cash dividends paid	(2,433)	(2,413)
Net cash provided by financing activities	51,730	36,732
Net increase in cash and cash equivalents	81,169	501
Cash and cash equivalents, beginning of period	26,185	29,163
Cash and cash equivalents, end of period	$107,354	$29,664
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2016	2015
Cash paid for:
Interest	$1,877	$1,783
Income taxes	$1,830	$4,651
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$342	$10
Dividends declared, not yet paid	$1,222	$1,210
Distribution of treasury stock for directors' compensation	$262	$271
Distribution of treasury stock for deferred directors' compensation	$3	$3
Assets acquired through long term capital lease obligations	$2,035	$—

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

CRM, a wholly-owned subsidiary of the Corporation which was formed and began operations on May 31, 2016, is a Nevada-based captive insurance company which insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. CRM pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. CRM is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, though early adoption is permitted. The Corporation is evaluating the potential impact of ASU 2016-02 on the Corporation's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal year beginning after December 15, 2018. The Corporation is evaluating the potential impact on the Corporation's consolidated financial statements.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,760 and 4,717 weighted average shares outstanding for the three month periods ended June 30, 2016 and 2015, respectively.  Earnings per share were computed by dividing net income by 4,754 and 4,712 weighted average shares outstanding for the six month periods ended June 30, 2016 and 2015, respectively. There were no dilutive common stock equivalents during the three and six month periods ended June 30, 2016 or 2015.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$69,651	$680	$—	$70,331
Mortgage-backed securities, residential	183,682	3,035	—	186,717
Obligations of states and political subdivisions	40,242	1,153	—	41,395
Corporate bonds and notes	748	8	—	756
SBA loan pools	606	4	1	609
Corporate stocks	284	185	—	469
Total	$295,213	$5,065	$1	$300,277

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$99,430	$752	$16	$100,166
Mortgage-backed securities, residential	199,680	427	1,741	198,366
Obligations of states and political subdivisions	43,695	737	6	44,426
Corporate bonds and notes	747	5	—	752
SBA loan pools	643	5	1	647
Corporate stocks	285	178	—	463
Total	$344,480	$2,104	$1,764	$344,820

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,518	$275	$—	$3,793
Total	$3,518	$275	$—	$3,793

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,566	$256	$—	$4,822
Total	$4,566	$256	$—	$4,822

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$42,624	$42,828	$1,300	$1,315
After one, but within five years	58,008	59,164	2,037	2,267
After five, but within ten years	10,009	10,490	181	211
After ten years	—	—	—	—
	110,641	112,482	3,518	3,793
Mortgage-backed securities, residential	183,682	186,717	—	—
SBA loan pools	606	609	—	—
Total	$294,929	$299,808	$3,518	$3,793

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended June 30, 2016 and 2015 are listed below (in thousands):

	2016	2015
Proceeds	$—	$54,268
Gross gains	—	252
Tax expense	—	97

The proceeds from sales and calls of securities resulting in gains or losses for the six months ended June 30, 2016 and 2015 are listed below (in thousands):

	2016	2015
Proceeds	$15,422	$54,319
Gross gains	908	302
Tax expense	343	116

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2016 and December 31, 2015 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SBA loan pools	$—	$—	$238	$1	$238	$1
Total temporarily impaired securities	$—	$—	$238	$1	$238	$1

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,169	$16	$—	$—	$15,169	$16
Mortgage-backed securities, residential	177,058	1,741	—	—	177,058	1,741
Obligations of states and political subdivisions	3,756	4	592	2	4,348	6
SBA loan pools	—	—	251	1	251	1
Total temporarily impaired securities	$195,983	$1,761	$843	$3	$196,826	$1,764

Other-Than-Temporary Impairment

As of June 30, 2016, the Corporation’s unrealized losses in the investment securities portfolio related to SBA loan pools.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Commercial and agricultural:
Commercial and industrial	$189,913	$192,197
Agricultural	1,153	1,036
Commercial mortgages:
Construction	40,937	41,131
Commercial mortgages, other	510,871	465,347
Residential mortgages	196,200	195,778
Consumer loans:
Credit cards	1,338	1,483
Home equity lines and loans	98,758	101,726
Indirect consumer loans	144,014	151,327
Direct consumer loans	17,972	18,608
Total loans, net of deferred origination fees and costs	$1,201,156	$1,168,633
Interest receivable on loans	2,964	2,870
Total recorded investment in loans	$1,204,120	$1,171,503

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,795	$7,532	$1,482	$3,718	$14,527
Charge-offs	(9)	—	(58)	(272)	(339)
Recoveries	18	2	—	72	92
Net recoveries (charge-offs)	9	2	(58)	(200)	(247)
Provision	(33)	220	80	121	388
Ending balance	$1,771	$7,754	$1,504	$3,639	$14,668

	Three Months Ended June 30, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,671	$6,530	$1,594	$4,097	$13,892
Charge-offs	—	(28)	(10)	(245)	(283)
Recoveries	23	17	—	120	160
Net recoveries (charge-offs)	23	(11)	(10)	(125)	(123)
Provision	131	106	(39)	61	259
Ending balance	$1,825	$6,625	$1,545	$4,033	$14,028

	Six Months Ended June 30, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,831	$7,112	$1,464	$3,853	$14,260
Charge-offs:	(17)	—	(58)	(715)	(790)
Recoveries:	50	9	—	156	215
Net recoveries (charge-offs)	33	9	(58)	(559)	(575)
Provision	(93)	633	98	345	983
Ending balance	$1,771	$7,754	$1,504	$3,639	$14,668

	Six Months Ended June 30, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,460	$6,326	$1,572	$4,328	$13,686
Charge-offs:	—	(28)	(32)	(613)	(673)
Recoveries:	38	84	—	244	366
Net recoveries (charge-offs)	38	56	(32)	(369)	(307)
Provision	327	243	5	74	649
Ending balance	$1,825	$6,625	$1,545	$4,033	$14,028

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$1,528	$—	$122	$1,650
Collectively evaluated for impairment	1,771	6,167	1,479	3,517	12,934
Loans acquired with deteriorated credit quality	—	59	25	—	84
Total ending allowance balance	$1,771	$7,754	$1,504	$3,639	$14,668

	December 31, 2015
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8	$1,481	$—	$77	$1,566
Collectively evaluated for impairment	1,823	5,572	1,424	3,776	12,595
Loans acquired with deteriorated credit quality	—	59	40	—	99
Total ending allowance balance	$1,831	$7,112	$1,464	$3,853	$14,260

	June 30, 2016
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,054	$11,626	$486	$464	$13,630
Loans collectively evaluated for impairment	190,477	539,746	196,120	262,272	1,188,615
Loans acquired with deteriorated credit quality	—	1,782	93	—	1,875
Total ending loans balance	$191,531	$553,154	$196,699	$262,736	$1,204,120

	December 31, 2015
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,498	$12,773	$235	$474	$14,980
Loans collectively evaluated for impairment	192,202	493,102	195,731	273,393	1,154,428
Loans acquired with deteriorated credit quality	—	1,825	270	—	2,095
Total ending loans balance	$193,700	$507,700	$196,236	$273,867	$1,171,503

The following table presents loans individually evaluated for impairment recognized by class of loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$1,050	$1,054	$—	$1,487	$1,489	$—
Commercial mortgages:
Construction	333	334	—	349	350	—
Commercial mortgages, other	6,220	6,251	—	7,551	7,577	—
Residential mortgages	485	486	—	234	235	—
Consumer loans:
Home equity lines and loans	101	103	—	107	108	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	—	—	—	9	9	8
Commercial mortgages:
Commercial mortgages, other	5,108	5,041	1,528	4,913	4,846	1,481
Consumer loans:
Home equity lines and loans	361	361	122	364	366	77
Total	$13,658	$13,630	$1,650	$15,014	$14,980	$1,566

The following table presents the average recorded investment and interest income recognized by class of loans as of the three and six month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$1,048	$12	$1,467	$17	$1,195	$25	$1,433	$32
Commercial mortgages:
Construction	340	3	1,172	4	343	7	1,418	29
Commercial mortgages, other	6,733	59	7,636	63	7,014	121	7,660	126
Residential mortgages	399	1	246	1	344	1	249	2
Consumer loans:
Home equity lines & loans	104	1	482	6	105	3	465	12
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	4	—	274	—	6	—	212	3
Commercial mortgages:
Commercial mortgages, other	4,942	1	4,611	24	4,910	3	4,438	47
Consumer loans:
Home equity lines and loans	362	—	—	—	363	—	18	—
Total	$13,932	$77	$15,888	$115	$14,282	$161	$13	$251
(1)Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of June 30, 2016 and December 31, 2015 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Commercial and agricultural:
Commercial and industrial	$55	$13	$8	$3
Agricultural	—	—	—	—
Commercial mortgages:
Construction	61	63	—	—
Commercial mortgages	6,578	7,203	2,271	—
Residential mortgages	4,132	3,610	—	—
Consumer loans:
Credit cards	—	—	12	15
Home equity lines and loans	1,286	758	—	—
Indirect consumer loans	277	542	—	—
Direct consumer loans	40	43	—	—
Total	$12,429	$12,232	$2,291	$18

The amount in loans past due over 90 days or more and still accruing in commercial mortgages as of June 30, 2016 consisted of one loan that is well secured and in the process of collection. All interest payments due and a substantial principal payment was received subsequent to June 30, 2016, bringing the loan current.

The following tables present the aging of the recorded investment in loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$276	$2	$63	$341	$—	$190,035	$190,376
Agricultural	—	—	—	—	—	1,155	1,155
Commercial mortgages:
Construction	1,104	—	—	1,104	—	39,933	41,037
Commercial mortgages, other	553	5,383	5,516	11,452	1,782	498,883	512,117
Residential mortgages	1,585	557	2,027	4,170	93	192,436	196,699
Consumer loans:
Credit cards	17	1	12	30	—	1,308	1,338
Home equity lines and loans	697	239	482	1,418	—	97,595	99,013
Indirect consumer loans	1,166	303	238	1,708	—	142,639	144,347
Direct consumer loans	65	32	10	106	—	17,932	18,038
Total	$5,463	$6,517	$8,348	$20,329	$1,875	$1,181,916	$1,204,120

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$398	$3	$12	$413	$—	$192,248	$192,661
Agricultural	—	—	—	—	—	1,039	1,039
Commercial mortgages:
Construction	—	—	—	—	—	41,231	41,231
Commercial mortgages, other	4,197	199	5,239	9,635	1,825	455,009	466,469
Residential mortgages	2,983	725	1,703	5,411	270	190,555	196,236
Consumer loans:
Credit cards	30	4	15	49	—	1,434	1,483
Home equity lines and loans	233	77	239	549	—	101,427	101,976
Indirect consumer loans	1,744	4	447	2,195	—	149,531	151,726
Direct consumer loans	208	—	19	227	—	18,455	18,682
Total	$9,793	$1,012	$7,674	$18,479	$2,095	$1,150,929	$1,171,503

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

As of June 30, 2016 and December 31, 2015, the Corporation has a recorded investment in TDRs of $11.3 million and $12.0 million, respectively.  There were specific reserves of $1.4 million allocated for TDRs at both June 30, 2016 and December 31, 2015.  As of June 30, 2016, TDRs totaling $6.3 million were accruing interest under the modified terms and $5.0 million were on non-accrual status.  As of December 31, 2015, TDRs totaling $7.6 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  The Corporation had committed additional amounts of less than $0.1 million as of June 30, 2016, to customers with outstanding loans that are classified as TDRs. The Corporation had committed additional amounts up to $0.1 million as of December 31, 2015, to customers with outstanding loans that are classified as TDRs.

During the three months ended June 30, 2016 and 2015, the terms of certain loans were modified as TDRs. The modification of the terms of a residential mortgage loan during the three months ended June 30, 2016 included an extension of the maturity date by thirteen years at a stated interest rate lower than the current market rate for new debt with similar risk and a corresponding reduction of the scheduled amortized payments of the loan due to the longer term. The modification of the terms of five commercial real estate loans and one residential home equity loan during the three months ended June 30, 2016 included consolidating the loans into one commercial real estate loan and extending the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The modification of the terms of a commercial real estate loan during the three months ended June 30, 2015 included a reduction of the scheduled amortized payments of the loan for the remaining term of the loan.

During the six months ended June 30, 2016 and 2015, the terms of certain loans were modified as TDRs. In addition to the modifications noted above, the modification of the terms of a residential mortgage loan performed during the six months ended June 30, 2016 included a reduction in the stated interest rate for three years and a corresponding reduction of the scheduled amortized payments of the loan due to the lower interest rate. Additionally, $4 thousand of interest and past due escrow payments were capitalized on the restructured loan. In addition to the modifications noted above, the modification of the terms of a commercial loan performed during the six months ended June 30, 2015 included renewing a line of credit and extending the maturity date at a rate lower than the current market rate.

The following table presents loans by class modified as TDRs that occurred during the three months ended June 30, 2016 and 2015 (dollars in thousands):

June 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	5	$312	$310
Residential mortgage	1	174	182
Consumer loans:
Home equity lines and loans	1	74	74
Total	7	$560	$566

June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	1	$110	$110
Total	1	$110	$110

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended June 30, 2016. The TDRs described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge-offs during the three months ended June 30, 2015.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2016 and 2015 (dollars in thousands):

June 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	5	$312	$310
Residential mortgages	2	295	307
Consumer loans:
Home equity lines and loans	1	74	74
Total	8	$681	$691

June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$477	$477
Commercial mortgages:
Commercial mortgages	1	110	110
Total	2	$587	$587

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2016. The TDRs described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge-offs during the six months ended June 30, 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three months ended June 30, 2016. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the six months ended June 30, 2016:

	Number of Loans	Recorded Investment
Commercial mortgages:
Commercial mortgages	2	$2,120
Total	2	$2,120

The TDRs that subsequently defaulted described above did not increase the allowance for loan losses and resulted in no charge offs during the six months ended June 30, 2016.

There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and six months ended June 30, 2015.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of June 30, 2016 and December 31, 2015, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	June 30, 2016
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,300	$2,543	$1,533	$—	$—	$190,376
Agricultural	—	1,155	—		—	—	1,155
Commercial mortgages:
Construction	—	39,518	1,458	61	—	—	41,037
Commercial mortgages	—	484,606	8,364	12,954	4,411	1,782	512,117
Residential mortgages	192,474	—	—	4,132	—	93	196,699
Consumer loans:
Credit cards	1,338	—	—	—	—	—	1,338
Home equity lines and loans	97,727	—	—	1,286	—	—	99,013
Indirect consumer loans	144,070	—	—	277	—	—	144,347
Direct consumer loans	17,998	—	—	40	—	—	18,038
Total	$453,607	$711,579	$12,365	$20,283	$4,411	$1,875	$1,204,120

	December 31, 2015
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,359	$3,772	$2,521	$9	$—	$192,661
Agricultural	—	1,039	—	—	—	—	1,039
Commercial mortgages:
Construction	—	40,881	287	63	—	—	41,231
Commercial mortgages	—	437,549	8,437	14,454	4,204	1,825	466,469
Residential mortgages	192,245	—	—	3,721	—	270	196,236
Consumer loans:
Credit cards	1,483	—	—	—	—	—	1,483
Home equity lines and loans	101,218	—	—	758	—	—	101,976
Indirect consumer loans	151,184	—	—	542	—	—	151,726
Direct consumer loans	18,639	—	—	43	—	—	18,682
Total	$464,769	$665,828	$12,496	$22,102	$4,213	$2,095	$1,171,503

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$192,567	$1,338	$97,727	$144,070	$17,998
Non-Performing	4,132	—	1,286	277	40
	$196,699	$1,338	$99,013	$144,347	$18,038

	December 31, 2015
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$192,626	$1,483	$101,218	$151,184	$18,639
Non-Performing	3,610	—	758	542	43
	$196,236	$1,483	$101,976	$151,726	$18,682

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from from April 1, 2016 to June 30, 2016 and April 1, 2015 to June 30, 2015 (in thousands):

Three Months Ended June 30, 2016	Balance at March 31, 2016	Income Accretion	All Other Adjustments	Balance at June 30, 2016
Contractually required principal and interest	$2,858	$—	$(366)	$2,492
Contractual cash flows not expected to be collected (nonaccretable discount)	(505)	—	131	(374)
Cash flows expected to be collected	2,353	—	(235)	2,118
Interest component of expected cash flows (accretable yield)	(275)	33	(1)	(243)
Fair value of loans acquired with deteriorating credit quality	$2,078	$33	$(236)	$1,875

Three Months Ended June 30, 2015	Balance at March 31, 2015	Income Accretion	All Other Adjustments	Balance at June 30, 2015
Contractually required principal and interest	$2,945	$—	$91	$3,036
Contractual cash flows not expected to be collected (nonaccretable discount)	(595)	—	27	(568)
Cash flows expected to be collected	2,350	—	118	2,468
Interest component of expected cash flows (accretable yield)	(333)	36	(27)	(324)
Fair value of loans acquired with deteriorating credit quality	$2,017	$36	$91	$2,144

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $15 thousand during the three months ended June 30, 2016 and increased the allowance for loan losses by $32 thousand during the three months ended June 30, 2015. The Corporation did not reverse any allowance for loan losses during the three months ended June 30, 2016 or 2015.

The tables below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2016 to June 30, 2016 and January 1, 2015 to June 30, 2015 (in thousands):

Six Months Ended June 30, 2016	Balance at December 31, 2015	Income Accretion	All Other Adjustments	Balance at June 30, 2016
Contractually required principal and interest	$2,912	$—	$(420)	$2,492
Contractual cash flows not expected to be collected (nonaccretable discount)	(506)	—	132	(374)
Cash flows expected to be collected	2,406	—	(288)	2,118
Interest component of expected cash flows (accretable yield)	(311)	70	(2)	(243)
Fair value of loans acquired with deteriorating credit quality	$2,095	$70	$(290)	$1,875

Six Months Ended June 30, 2015	Balance at December 31, 2014	Income Accretion	All Other Adjustments	Balance at June 30, 2015
Contractually required principal and interest	$3,621	$—	$(585)	$3,036
Contractual cash flows not expected to be collected (nonaccretable discount)	(570)	—	2	(568)
Cash flows expected to be collected	3,051	—	(583)	2,468
Interest component of expected cash flows (accretable yield)	(420)	99	(3)	(324)
Fair value of loans acquired with deteriorating credit quality	$2,631	$99	$(586)	$2,144

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $15 thousand and $5 thousand during the six months ended June 30, 2016 and 2015, respectively. The Corporation did not reverse any allowance for losses during the six months ended June 30, 2016 or 2015.

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

The fair values of credit risk participations are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$70,331	$—	$70,331	$—
Mortgage-backed securities, residential	186,717	—	186,717	—
Obligations of states and political subdivisions	41,395	—	41,395	—
Corporate bonds and notes	756	—	500	256
SBA loan pools	609	—	609	—
Corporate stocks	469	52	417	—
Total available for sale securities	$300,277	$52	$299,969	$256

Trading assets	$767	$767	$—	$—
Derivative assets	437	—	437	—

Financial Liabilities:
Derivative liabilities	$557	$—	$437	$120

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$100,166	$14,784	$85,382	$—
Mortgage-backed securities, residential	198,366	—	198,366	—
Obligations of states and political subdivisions	44,426	—	44,426	—
Corporate bonds and notes	752	—	504	248
SBA loan pools	647	—	647	—
Corporate stocks	463	56	407	—
Total available for sale securities	$344,820	$14,840	$329,732	$248

Trading assets	$701	$701	$—	$—
Derivative assets	15	—	15	—

Financial Liabilities:
Derivative liabilities	$63	$—	$15	$48

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2016 or the year ended December 31, 2015.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended June 30, 2016 and June 30, 2015 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance of recurring Level 3 assets at April 1	$252	$—	$(84)	$(33)
Derivative instruments entered into	—	—	(23)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(13)	20
Included in other comprehensive income	4	—	—	—
Transfers into Level 3	—	—	—	—
Balance of recurring Level 3 assets at June 30	$256	$—	$(120)	$(13)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2016 and June 30, 2015 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance of recurring Level 3 assets at January 1	$248	$—	$(48)	$(18)
Derivative instruments entered into	—	—	(25)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(47)	5
Included in other comprehensive income	8	—	—	—
Transfers into Level 3	—	—	—	—
Balance of recurring Level 3 assets at June 30	$256	$—	$(120)	$(13)

The following table presents information related to Level 3 recurring fair value measurements at June 30, 2016 and December 31, 2015 (in thousands):

Description	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2016
Corporate bonds and notes	$256	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$120	Historical trend	Credit default rate	5.83% - 5.83% [5.83%]

Description	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Corporate bonds and notes	$248	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$48	Historical trend	Credit default rate	5.83% - 5.83% [5.83%]

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$614	$—	$—	$614
Consumer loans:
Home equity lines and loans	239	—	—	239
Total impaired loans	$853	$—	$—	$853
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$51	$—	$—	$51
Residential mortgages	325	—	—	325
Consumer loans:
Home equity lines and loans	17	—	—	17
Total other real estate owned, net	$393	$—	$—	$393

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,629	$—	$—	$2,629
Consumer loans:
Home equity lines and loans	287	—	—	287
Total impaired loans	$2,916	$—	$—	$2,916
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,491	$—	$1,491	$—
Residential mortgages	39	—	—	39
Total other real estate owned, net	$1,530	$—	$1,491	$39

The following tables presents information related to Level 3 non-recurring fair value measurement at June 30, 2016 and December 31, 2015 (in thousands):

Description	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2016
Impaired loans:
Commercial mortgages:
Commercial mortgages	$614	Sales comparison	Discount to appraised value	10.00% - 21.83% [16.83%]
Consumer loans:
Home equity lines and loans	239	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$853

OREO:
Commercial mortgages:
Commercial mortgages	$51	Sales comparison	Discount to appraised value	23.66% - 23.66% [23.66%]
Residential mortgages	325	Sales comparison	Discount to appraised value	20.80% - 39.22% [28.94%]
Consumer loans:
Home equity lines and loans	17	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$393

Description	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Impaired loans:
Commercial mortgages:
Commercial mortgages	$2,629	Sales comparison	Discount to appraised value	10.00% - 17.19% [16.06%]
Consumer loans:
Home equity lines and loans	287	Sales comparison	Discount to appraised value	18.04% - 18.04% [18.04%]
	$2,916

OREO:
Residential mortgages	$39	Sales comparison	Discount to appraised value	22.30% - 22.30% [22.30%]
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

Loans Held for Sale

Certain mortgage loans are originated with the intent to sell.  Loans held for sale are recorded at the lower of cost or market and are classified as Level 2.

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

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2016 and December 31, 2015, are as follows (in thousands):

	June 30, 2016
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$27,233	$27,233	$—	$—	$27,233
Interest-bearing deposits in other financial institutions	80,121	80,121	—	—	80,121
Trading assets	767	767	—	—	767
Securities available for sale	300,277	52	299,969	256	300,277
Securities held to maturity	3,518	—	—	3,793	3,793
FHLBNY and FRBNY stock	4,491	—	—	—	N/A
Loans, net	1,186,488	—	—	1,209,140	1,209,140
Loans held for sale	809	—	843	—	843
Accrued interest receivable	3,904	—	965	2,939	3,904
Derivative assets	437	—	437	—	437

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,309,265	$1,309,265	$—	$—	$1,309,265
Time deposits	158,655	—	159,084	—	159,084
Securities sold under agreements to repurchase	28,778	—	29,459	—	29,459
FHLBNY term advances	19,148	—	19,564	—	19,564
Accrued interest payable	213	21	192	—	213
Derivative liabilities	557	—	437	120	557
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

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended June 30, 2016 and 2015 were as follows (in thousands):

	2016	2015
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2016 and December 31, 2015 (in thousands):

	At June 30, 2016		At December 31, 2015
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$4,383	$5,975	$4,057
Other customer relationship intangibles	5,633	3,797	5,633	3,620
Total	$11,608	$8,180	$11,608	$7,677

Aggregate amortization expense was $0.2 million and $0.3 million for the three month periods ended June 30, 2016 and 2015, respectively. Aggregate amortization expense was $0.5 million and $0.6 million for the six month periods ended June 30, 2016 and 2015, respectively.

The remaining estimated aggregate amortization expense at June 30, 2016 is listed below (in thousands):

Year	Estimated Expense
2016	$483
2017	859
2018	734
2019	609
2020	484
2021	259
Total	$3,428

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$1,789	$1,507	$—	$3,296
Mortgage-backed securities, residential	17,119	11,247	11,205	—	39,571
Total	17,119	13,036	12,712	$—	42,867
Excess collateral held	(8,341)	(3,036)	(2,712)	—	(14,089)
Gross amount of recognized liabilities for repurchase agreements	$8,778	$10,000	$10,000	$—	$28,778

	December 31, 2015
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$12,163	$1,781	$9,323	$—	$23,267
Mortgage-backed securities, residential	8,280	9,174	3,135	—	20,589
Total	20,443	10,955	12,458	—	43,856
Excess collateral held	(11,990)	(955)	(2,458)	—	(15,403)
Gross amount of recognized liabilities for repurchase agreements	$8,453	$10,000	$10,000	$—	$28,453

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

NOTE 8        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2016	$1,581	$(10,919)	$(9,338)
Other comprehensive income before reclassification	1,571	—	1,571
Amounts reclassified from accumulated other comprehensive income	—	232	232
Net current period other comprehensive gain	1,571	232	1,803
Balance at June 30, 2016	$3,152	$(10,687)	$(7,535)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2015	$2,734	$(10,521)	$(7,787)
Other comprehensive loss before reclassification	(1,394)	—	(1,394)
Amounts reclassified from accumulated other comprehensive income	(156)	223	67
Net current period other comprehensive gain (loss)	(1,550)	223	(1,327)
Balance at June 30, 2015	$1,184	$(10,298)	$(9,114)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2016	$210	$(11,152)	$(10,942)
Other comprehensive income before reclassification	3,507	—	3,507
Amounts reclassified from accumulated other comprehensive income	(565)	465	(100)
Net current period other comprehensive gain	2,942	465	3,407
Balance at June 30, 2016	$3,152	$(10,687)	$(7,535)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2015	$1,960	$(10,745)	$(8,785)
Other comprehensive income before reclassification	(589)	—	(589)
Amounts reclassified from accumulated other comprehensive income	(187)	447	260
Net current period other comprehensive gain (loss)	(776)	447	(329)
Balance at June 30, 2015	$1,184	$(10,298)	$(9,114)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2016	2015
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(252)	Net gains on securities transactions
Tax effect	—	96	Income tax expense
Net of tax	—	(156)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(23)	(21)	Pension and other employee benefits
Actuarial losses (a)	396	384	Pension and other employee benefits
Tax effect	(141)	(140)	Income tax expense
Net of tax	232	223
Total reclassification for the period, net of tax	$232	$67
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 10 for additional information).

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2016	2015
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(908)	$(302)	Net gains on securities transactions
Tax effect	343	115	Income tax expense
Net of tax	(565)	(187)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(45)	(43)	Pension and other employee benefits
Actuarial losses (a)	792	767	Pension and other employee benefits
Tax effect	(282)	(277)	Income tax expense
Net of tax	465	447
Total reclassification for the period, net of tax	$(100)	$260
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$47,782	$36,138	$17,167	$25,251
Unused lines of credit	1,163	189,230	1,265	177,004
Standby letters of credit	—	14,056	—	14,646

On March 23, 2016, the Bank received a summons and complaint for an action brought in the State of New York Supreme Court for the County of Tompkins, regarding its lease of 202 East State Street, Ithaca, NY. The owner of the leased premises has alleged that the Bank has breached its contract and is requesting a judgment declaring that the term of the lease runs through December 31, 2025 or a judgment in his favor in the amount of $4.0 million. On July 25, 2016, the Corporation received Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins, involving claims by the owner of the leased premises at 202 East State Street, Ithaca, New York against the Bank. The Court granted, in part, partial summary judgment in favor of the plaintiff - on the issue of liability only- for anticipatory breach and breach of contract. The fraud claims were dismissed, and summary judgment was denied on the plaintiff’s trespass claims. The Court set the matter down for an inquest on damages at a later date, with the original claim by the plaintiff seeking $4.0 million in damages. While the Corporation’s attorneys are assessing the merits of an appeal based on the information contained in the Court’s ruling, the Corporation established a legal reserve of $1.2 million in connection with this case as of June 30, 2016.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Qualified Pension Plan
Service cost, benefits earned during the period	$298	$353	$594	$707
Interest cost on projected benefit obligation	470	457	940	914
Expected return on plan assets	(756)	(824)	(1,511)	(1,647)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	2	3	4	5
Amortization of unrecognized net loss	383	369	767	737
Net periodic pension cost	$397	$358	$794	$716

Supplemental Pension Plan
Service cost, benefits earned during the period	$10	$11	$21	$22
Interest cost on projected benefit obligation	13	12	26	24
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	7	13	13	26
Net periodic supplemental pension cost	$30	$36	$60	$72

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$12	$12	$24	$24
Interest cost on projected benefit obligation	18	16	35	32
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(25)	(24)	(49)	(48)
Amortization of unrecognized net loss	6	2	12	4
Net periodic postretirement, medical and life cost	$11	$6	$22	$12

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2015 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2016. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  CFS amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company, CFS, and CRM column below, along with amounts to eliminate transactions between those segments (in thousands). CRM was formed during the second quarter of 2016, therefore, is not included within prior year comparative information.

	Three months ended June 30, 2016
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$13,922	$—	$3	$13,925
Interest expense	957	—	—	957
Net interest income	12,965	—	3	12,968
Provision for loan losses	388	—	—	388
Net interest income after provision for loan losses	12,577	—	3	12,580
Other non-interest income	2,860	2,201	155	5,216
Other non-interest expenses	13,665	1,569	336	15,570
Income (loss) before income tax expense (benefit)	1,772	632	(178)	2,226
Income tax expense (benefit)	447	239	(81)	605
Segment net income	$1,325	$393	$(97)	$1,621

	Three months ended June 30, 2015
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$13,519	$—	$—	$13,519
Interest expense	872	—	—	872
Net interest income	12,647	—	—	12,647
Provision for loan losses	259	—	—	259
Net interest income after provision for loan losses	12,388	—	—	12,388
Other non-interest income	2,925	2,198	203	5,326
Other non-interest expenses	12,127	1,390	306	13,823
Income (loss) before income tax expense (benefit)	3,186	808	(103)	3,891
Income tax expense (benefit)	1,048	321	(55)	1,314
Segment net income (loss)	$2,138	$487	$(48)	$2,577

	Six months ended June 30, 2016
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$27,871	$—	$3	$27,874
Interest expense	1,881	—	—	1,881
Net interest income	25,990	—	3	25,993
Provision for loan losses	983	—	—	983
Net interest income after provision for loan losses	25,007	—	3	25,010
Other non-interest income	6,276	4,213	328	10,817
Other non-interest expenses	25,917	2,958	703	29,578
Income (loss) before income tax expense (benefit)	5,366	1,255	(372)	6,249
Income tax expense (benefit)	1,617	474	(170)	1,921
Segment net income (loss)	$3,749	$781	$(202)	$4,328

Segment assets	$1,676,475	$4,539	$2,918	$1,683,932

	Six months ended June 30, 2015
	Core Banking	WMG	Holding Company And CFS	Consolidated Totals
Interest and dividend income	$26,750	$—	$3	$26,753
Interest expense	1,764	—	—	1,764
Net interest income	24,986	—	3	24,989
Provision for loan losses	649	—	—	649
Net interest income after provision for loan losses	24,337	—	3	24,340
Other non-interest income	5,639	4,324	549	10,512
Other non-interest expenses	24,275	2,694	590	27,559
Income (loss) before income tax expense (benefit)	5,701	1,630	(38)	7,293
Income tax expense (benefit)	1,863	623	(46)	2,440
Segment net income	$3,838	$1,007	$8	$4,853

Segment assets	$1,547,854	$4,552	$1,227	$1,553,633

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

During January 2016 and 2015, 9,532 and 9,673 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $65 thousand and $67 thousand related to this compensation was recognized during the three month periods ended June 30, 2016 and 2015, respectively. An expense of $135 thousand and $136 thousand related to this compensation was recognized during the six month periods ended June 30, 2016 and 2015, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended June 30, 2016 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2016	22,154	$28.12
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Nonvested at June 30, 2016	22,154	$28.12

A summary of restricted stock activity for the six month period ended June 30, 2016 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2016	22,569	$28.09
Granted	—	—
Vested	(415)	26.59
Forfeited or cancelled	—	—
Nonvested at June 30, 2016	22,154	$28.12

As of June 30, 2016, there was $519 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.37 years.  The total fair value of shares vested was $11 thousand for both of the six month periods ended June 30, 2016 and 2015.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the six months ended June 30, 2016 and 2015.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2015 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2016, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and Part I, Item 1A, Risk Factors, on pages 14–19 of the Corporation’s 2015 Annual Report.  For a discussion of use of non-GAAP financial measures, see pages 59–62 of the Corporation's 2015 Annual Report or pages 70-73 in this Form 10-Q.

The Corporation has been a financial holding company since 2000, the Bank was established in 1833, CFS in 2001, and CRM in 2016.  Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services.  The Bank relies substantially on a foundation of locally generated deposits.  The Corporation, on a stand-alone basis, has minimal results of operations.  The Bank derives its income primarily from interest and fees on loans, interest income on investment securities, WMG fee income, and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans, and general operating expenses. CRM is a Nevada-based captive insurance company which insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. CRM pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2016	2016	2015	2015	2015	2016	2015
(in thousands, except per share data)
RESULTS OF OPERATIONS
Interest income	$13,925	$13,949	$13,896	$13,595	$13,519	$27,874	$26,753
Interest expense	957	924	934	904	872	1,881	1,764
Net interest income	12,968	13,025	12,962	12,691	12,647	25,993	24,989
Provision for loan losses	388	595	615	307	259	983	649
Net interest income after provision for loan losses	12,580	12,430	12,347	12,384	12,388	25,010	24,340
Non-interest income	5,216	5,601	5,023	4,912	5,326	10,817	10,512
Non-interest expenses	15,570	14,008	14,234	13,634	13,823	29,578	27,559
Income before income tax expense	2,226	4,023	3,136	3,662	3,891	6,249	7,293
Income tax expense	605	1,316	1,007	1,211	1,314	1,921	2,440
Net income	$1,621	$2,707	$2,129	$2,451	$2,577	$4,328	$4,853

Basic and diluted earnings per share	$0.34	$0.57	$0.45	$0.52	$0.55	$0.91	$1.03
Weighted average basic and diluted shares outstanding	4,760	4,750	4,731	4,722	4,717	4,754	4,712

PERFORMANCE RATIOS
Return on average assets	0.39%	0.67%	0.52%	0.62%	0.66%	0.53%	0.63%
Return on average equity	4.57%	7.73%	6.05%	7.05%	7.52%	6.14%	7.16%
Return on average tangible equity (a)	5.55%	9.45%	7.42%	8.71%	9.32%	7.48%	8.89%
Efficiency ratio (b)	77.00%	76.89%	77.35%	75.25%	75.83%	76.95%	76.04%
Non-interest expenses to average assets (c)	3.75%	3.48%	3.49%	3.44%	3.55%	3.61%	3.56%
Loans to deposits	81.83%	82.75%	83.46%	80.96%	86.37%	81.83%	86.37%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.17%	4.21%	4.20%	4.22%	4.26%	4.19%	4.27%
Yield on investments	1.81%	2.07%	1.98%	1.89%	1.91%	1.94%	1.87%
Yield on interest-earning assets	3.60%	3.72%	3.66%	3.70%	3.74%	3.66%	3.74%
Cost of interest-bearing deposits	0.21%	0.20%	0.20%	0.20%	0.21%	0.20%	0.21%
Cost of borrowings	3.16%	2.66%	2.99%	3.03%	2.64%	2.89%	2.69%
Cost of interest-bearing liabilities	0.35%	0.35%	0.35%	0.35%	0.34%	0.35%	0.35%
Interest rate spread	3.25%	3.37%	3.31%	3.35%	3.40%	3.31%	3.39%
Net interest margin, fully taxable equivalent	3.36%	3.47%	3.42%	3.45%	3.50%	3.41%	3.50%

CAPITAL
Total equity to total assets at end of period	8.52%	8.58%	8.47%	8.50%	8.79%	8.52%	8.79%
Tangible equity to tangible assets at end of period (a)	7.12%	7.14%	6.99%	7.02%	7.22%	7.12%	7.22%

Book value per share	$30.12	$29.64	$28.96	$29.36	$28.92	$30.12	$28.92
Tangible book value per share	24.81	24.28	23.53	23.85	23.35	24.81	23.35
Period-end market value per share	29.35	26.35	27.50	28.03	26.48	29.35	26.48
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.52	0.52

AVERAGE BALANCES
Loans (d)	$1,192,786	$1,175,051	$1,151,469	$1,142,402	$1,141,412	$1,183,919	$1,136,967
Earning assets	1,573,306	1,527,656	1,522,176	1,474,098	1,462,842	1,550,481	1,456,580
Total assets	1,669,654	1,620,547	1,617,322	1,570,818	1,563,346	1,647,121	1,561,056
Deposits	1,457,173	1,404,487	1,410,017	1,367,853	1,353,895	1,430,840	1,346,452
Total equity	142,746	140,864	139,697	137,855	137,386	141,795	136,684
Tangible equity (a)	117,374	115,240	113,812	111,693	110,945	116,297	110,087

ASSET QUALITY
Net charge-offs (recoveries)	$247	$328	$377	$313	$123	$575	$307
Non-performing loans (e)	12,429	12,774	12,232	12,368	12,862	12,429	12,862
Non-performing assets (f)	12,822	14,416	13,762	14,744	15,238	12,822	15,238
Allowance for loan losses	14,668	14,527	14,260	14,022	14,028	14,668	14,028

Annualized net charge-offs to average loans	0.08%	0.11%	0.13%	0.11%	0.04%	0.10%	0.05%
Non-performing loans to total loans	1.03%	1.08%	1.05%	1.08%	1.12%	1.03%	1.12%
Non-performing assets to total assets	0.76%	0.88%	0.85%	0.90%	0.98%	0.76%	0.98%
Allowance for loan losses to total loans	1.22%	1.22%	1.22%	1.23%	1.22%	1.22%	1.22%
Allowance for loan losses to non-performing loans	118.01%	113.72%	116.58%	113.37%	109.07%	118.01%	109.07%

(a) Refer to the GAAP to Non-GAAP reconciliations as noted below.
(b) Efficiency ratio is non-interest expense less merger and acquisition expenses less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less net gains on securities transactions less gain from bargain purchase less gain on liquidation of trust preferred securities.

(c) For the non-interest expenses to average assets ratio, non-interest expenses does not include legal settlement expense. See footnote 9 for further discussion.
(d) Loans include loans held for sale. Loans do not reflect the allowance for loan losses.
(e) Non-performing loans include non-accrual loans only.
(f) Non-performing assets include non-performing loans plus other real estate owned.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures, because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 68 - 72 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,
	2016	2015	Change	Percentage Change
Net interest income	$12,968	$12,647	$321	2.5%
Non-interest income	5,216	5,326	(110)	(2.1)%
Non-interest expenses	15,570	13,823	1,747	12.6%
Pre-provision income	2,614	4,150	(1,536)	(37.0)%
Provision for loan losses	388	259	129	49.8%
Income tax expense	605	1,314	(709)	(54.0)%
Net income	$1,621	$2,577	$(956)	(37.1)%

Basic and diluted earnings per share	$0.34	$0.55	$(0.21)	(38.2)%

Selected financial ratios:
Return on average assets	0.39%	0.66%
Return on average equity	4.57%	7.52%
Net interest margin, fully taxable equivalent	3.36%	3.50%
Efficiency ratio	77.00%	75.83%
Non-interest expenses to average assets	3.75%	3.55%

Net income for the second quarter of 2016 was $1.6 million, or $0.34 per share, compared with a net income of $2.6 million, or $0.55 per share, for the same period in the prior year.  Return on equity for the quarter was 4.57%, compared with 7.52% for the prior year quarter.  The decrease in net income was driven by a decrease in non-interest income and increases in non-interest expense and the provision for loan losses, offset by an increase in net interest income and a decrease in income tax expense.

Net interest income
Net interest income increased $0.3 million, or 2.5%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio and interest and dividends from taxable securities.

Non-interest income
Non-interest income decreased $0.1 million, or 2.1%, compared to the same period in the prior year.  The decrease was due primarily to net gains on securities transactions during the second quarter of 2015, offset by increases in services charges on deposit accounts and interchange revenue from debit card transactions during the second quarter of 2016.

Non-interest expenses
Non-interest expenses increased $1.7 million, or 12.6%, compared to the prior year quarter.  The increase was due primarily to increases in pension and employee benefits, net occupancy expenses, data processing expenses, professional expenses, and other non-interest expenses, offset by a decrease in other real estate owned expenses. For the three months ended June 30, 2016, non-interest expenses to average assets was 3.75%, compared with 3.55% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.1 million, or 49.8%, compared to the same period in the prior year.  The increase was the result of the growth in the commercial loan portfolio, along with an increase in net charge-offs during the current quarter.  Net charge-offs were $0.2 million, compared with $0.1 million for the same period in the prior year.

	Six Months Ended June 30,
	2016	2015	Change	Percentage Change
Net interest income	$25,993	$24,989	$1,004	4.0%
Non-interest income	10,817	10,512	305	2.9%
Non-interest expense	29,578	27,559	2,019	7.3%
Pre-provision income	7,232	7,942	(710)	(8.9)%
Provision for loan losses	983	649	334	51.5%
Income tax expense	1,921	2,440	(519)	(21.3)%
Net income	$4,328	$4,853	$(525)	(10.8)%

Basic and diluted earnings per share	$0.91	$1.03	$(0.12)	(11.7)%

Selected financial ratios:
Return on average assets	0.53%	0.63%
Return on average equity	6.14%	7.16%
Net interest margin, fully taxable equivalent	3.41%	3.50%
Efficiency ratio	76.95%	76.04%
Non-interest expense to average assets	3.61%	3.56%

Net income for the six months ended June 30, 2016 was $4.3 million, or $0.91 per share, compared with a net income of $4.9 million, or $1.03 per share, for the same period in the prior year.  Return on equity for the six months ended June 30, 2016 was 6.14%, compared with 7.16% for the same period in the prior year.  The decrease in net income from the prior year was driven by increases in non-interest expense and the provision for loan losses, offset by increases in net interest income and non-interest income and a reduction in income tax expense.

Net interest income
Net interest income increased $1.0 million, or 4.0%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio and interest and dividends from taxable securities.

Non-interest income
Non-interest income increased $0.3 million, or 2.9%, compared to the same period in the prior year.  The increase was due primarily to net gains on securities transactions during the first quarter of 2016 and an increase in interchange revenue from debit card transactions, offset by decreases in WMG fee income, net gains (losses) on sales of other real estate owned, and other non-interest income.

Non-interest expenses
Non-interest expenses increased $2.0 million, or 7.3%, compared to the same period in the prior year.  The increase was due primarily to increases in salaries and wages, net occupancy expenses, data processing expense, professional services, and other non-interest expenses, offset by decreases in amortization of intangible assets and other real estate owned expenses. For the six months ended June 30, 2016, non-interest expenses to average assets was 3.61%, compared with 3.56% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.3 million, or 51.5%, compared to the same period in the prior year.  The increase was the result of the growth in the commercial loan portfolio, along with an increase net charge-offs during the six months ended June 30, 2016.  Net charge-offs were $0.6 million, compared with $0.3 million for the same period in the prior year.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2016 and 2015. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 69 of this Form 10-Q and pages 58-59 of the Corporation’s 2015 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2016	2015	Change	Percentage Change
Interest and dividend income	$13,925	$13,519	$406	3.0%
Interest expense	957	872	85	9.7%
Net interest income	$12,968	$12,647	$321	2.5%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense accrued on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2016 totaled $13.0 million compared with $12.6 million for the same period in the prior year, an increase of $0.3 million, or 2.5%.  Fully taxable equivalent net interest margin was 3.36% for the three months ended June 30, 2016 compared with 3.50% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $110.5 million in interest-earning assets.  The yield on average interest-earning assets decreased 14 basis points, while the cost of interest-bearing liabilities increased one basis point compared to the same period in the prior year.  The decrease in yield on average interest-earning assets was mostly attributable to a nine basis point decrease in the yield on loans, a result of loans continuing to reprice at current historically low market rates, primarily in the commercial loan portfolio, and an increase of $33.8 million in the average balance of interest-bearing deposits in other financial institutions, which yield approximately 50 basis points.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2016	2015	Change	Percentage Change
Interest and dividend income	$27,874	$26,753	$1,121	4.2%
Interest expense	1,881	1,764	117	6.6%
Net interest income	$25,993	$24,989	$1,004	4.0%

Net interest income for the six months ended June 30, 2016 totaled $26.0 million compared with $25.0 million for the same period in the prior year, an increase of $1.0 million, or 4.0%.  Fully taxable equivalent net interest margin was 3.41% for the six months ended June 30, 2016 compared with 3.50% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $93.9 million in interest-earning assets.  The yield on average interest-earning assets decreased eight basis points, while the cost of interest-bearing liabilities remained flat compared to the same period in the prior year.  The decrease in yield on average interest-earning assets was mostly attributable to a eight basis point decrease in the yield on loans, a result of loans continuing to reprice at current historically low market rates primarily in the commercial loan portfolio.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2016 and 2015.  It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the three and six months ended June 30, 2016 and 2015.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Commercial loans	$732,265	$7,893	4.34%	$654,226	$7,507	4.60%
Mortgage loans	196,502	1,916	3.92%	199,322	2,050	4.13%
Consumer loans	264,019	2,562	3.90%	287,864	2,570	3.58%
Taxable securities	269,434	1,283	1.92%	246,784	1,166	1.90%
Tax-exempt securities	45,665	347	3.06%	43,019	339	3.16%
Interest-bearing deposits	65,421	83	0.51%	31,627	20	0.25%
Total interest-earning assets	1,573,306	14,084	3.60%	1,462,842	13,652	3.74%

Non-earning assets:
Cash and due from banks	26,500			27,066
Premises and equipment, net	30,316			31,387
Other assets	51,414			52,157
Allowance for loan losses	(14,647)			(14,135)
AFS valuation allowance	2,765			4,029
Total assets	$1,669,654			$1,563,346

Interest-bearing liabilities:
Interest-bearing demand deposits	$134,938	$37	0.11%	$124,568	$25	0.08%
Savings and insured money market deposits	756,674	353	0.19%	664,867	293	0.18%
Time deposits	161,921	149	0.37%	184,303	174	0.38%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	53,137	418	3.16%	57,627	380	2.64%
Total interest-bearing liabilities	1,106,670	957	0.35%	1,031,365	872	0.34%

Non-interest-bearing liabilities:
Demand deposits	403,640			380,157
Other liabilities	16,598			14,438
Total liabilities	1,526,908			1,425,960
Shareholders' equity	142,746			137,386
Total liabilities and shareholders’ equity	$1,669,654			$1,563,346
Fully taxable equivalent net interest income		13,127			12,780
Net interest rate spread (1)			3.25%			3.40%
Net interest margin, fully taxable equivalent (2)			3.36%			3.50%
Taxable equivalent adjustment		(159)			(133)
Net interest income		$12,968			$12,647
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$720,903	$15,650	4.37%	$644,873	$14,805	4.63%
Mortgage loans	196,551	3,856	3.95%	198,426	4,064	4.13%
Consumer loans	266,465	5,161	3.89%	293,668	5,192	3.57%
Taxable securities	281,876	2,722	1.94%	245,906	2,256	1.85%
Tax-exempt securities	46,902	713	3.06%	39,376	662	3.39%
Interest-bearing deposits	37,784	95	0.51%	34,331	43	0.25%
Total interest-earning assets	1,550,481	28,197	3.66%	1,456,580	27,022	3.74%

Non-earning assets:
Cash and due from banks	26,588			27,256
Premises and equipment, net	29,758			31,705
Other assets	52,266			55,432
Allowance for loan losses	(14,496)			(13,991)
AFS valuation allowance	2,524			4,074
Total assets	$1,647,121			$1,561,056

Interest-bearing liabilities:
Interest-bearing demand deposits	$138,528	$75	0.11%	$126,140	$49	0.08%
Savings and insured money market deposits	730,641	672	0.18%	651,940	569	0.18%
Time deposits	163,250	299	0.37%	191,875	360	0.38%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	58,114	835	2.89%	58,873	786	2.69%
Total interest-bearing liabilities	1,090,533	1,881	0.35%	1,028,828	1,764	0.35%

Non-interest-bearing liabilities:
Demand deposits	398,421			376,497
Other liabilities	16,372			19,047
Total liabilities	1,505,326			1,424,372
Shareholders' equity	141,795			136,684
Total liabilities and shareholders’ equity	$1,647,121			$1,561,056
Fully taxable equivalent net interest income		26,316			25,258
Net interest rate spread (1)			3.31%			3.39%
Net interest margin, fully taxable equivalent (2)			3.41%			3.50%
Taxable equivalent adjustment		(323)			(269)
Net interest income		$25,993			$24,989

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2016 and 2015.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2016 vs. 2015
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$386	$837	$(451)
Mortgage loans	(134)	(29)	(105)
Consumer loans	(8)	(225)	217
Taxable investment securities	117	105	12
Tax-exempt investment securities	8	20	(12)
Interest-earning deposits	63	32	31
Total interest and dividend income, fully taxable equivalent	432	740	(308)

Interest expense on:
Interest-bearing demand deposits	12	2	10
Savings and insured money market deposits	60	42	18
Time deposits	(25)	(20)	(5)
FHLBNY advances, securities sold under agreements to repurchase and other debt	38	(32)	70
Total interest expense	85	(8)	93
Net interest income, fully taxable equivalent	$347	$748	$(401)

	Six Months Ended June 30, 2016 vs. 2015
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$845	$1,705	$(860)
Mortgage loans	(208)	(37)	(171)
Consumer loans	(31)	(492)	461
Taxable investment securities	466	350	116
Tax-exempt investment securities	51	120	(69)
Interest-earning deposits	52	4	48
Total interest and dividend income	1,175	1,650	(475)

Interest expense on:
Interest-bearing demand deposits	26	5	21
Savings and insured money market deposits	103	103	—
Time deposits	(61)	(51)	(10)
FHLBNY advances, securities sold under agreements to repurchase and other debt	49	(10)	59
Total interest expense	117	47	70
Net interest income, fully taxable equivalent	$1,058	$1,603	$(545)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the second quarter of 2016 and 2015 were $0.4 million and $0.3 million, respectively.  Provision for loan losses for the six months ended 2016 and 2015 were $1.0 million and $0.6 million, respectively. Net charge-offs for the second quarter were $0.2 million compared with $0.1 million for the same period in the prior year.  Net charge-offs for the six months ended 2016 and 2015 were $0.6 million and $0.3 million, respectively.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2016	2015	Change	Percentage Change
WMG fee income	$2,201	$2,198	$3	0.1%
Service charges on deposit accounts	1,285	1,224	61	5.0%
Interchange revenue from debit card transactions	939	859	80	9.3%
Net gains on securities transactions	—	252	(252)	N/M
Net gains on sales of loans held for sale	97	98	(1)	(1.0)%
Net gains (losses) on sales of other real estate owned	(11)	42	(53)	N/M
Income from bank owned life insurance	18	19	(1)	(5.3)%
CFS fee and commission income	164	204	(40)	(19.6)%
Other	523	430	93	21.6%
Total non-interest income	$5,216	$5,326	$(110)	(2.1)%

Total non-interest income for the second quarter of 2016 decreased $0.1 million compared with the same period in the prior year.  The decrease was mostly due to a decrease in net gains on securities transactions, offset by increases in services charges on deposit accounts, interchange revenue from debit card transactions, and other non-interest income.

WMG fee income
WMG fee income was flat compared to the same period in the prior year due to an increase in one-time fees, offset by a decline in assets under management or administration.

Interchange revenue from debit card transactions
Interchange revenue from debit card transactions increased compared to the same period in the prior year due to an increase in the number of transactions.

Net gains on securities transactions
Net gains on securities transactions decreased compared to the same period in the prior year due to a $0.3 million net gain on the sale of $48.3 million in U.S. Government sponsored agencies and Treasury securities during 2015.

CFS fee and commission income
CFS fee and commission income decreased compared to the same period in the prior year due to a decrease in commissions from insurance annuity products.

Other
Other non-interest income increased due to an increase in interest rate swap fees and other service fees.

	Six Months Ended June 30,
	2016	2015	Change	Percentage Change
WMG fee income	$4,213	$4,324	$(111)	(2.6)%
Service charges on deposit accounts	2,420	2,362	58	2.5%
Interchange revenue from debit card transactions	1,832	1,668	164	9.8%
Net gains on securities transactions	908	302	606	200.7%
Net gains on sales of loans held for sale	158	150	8	5.3%
Net gains (losses) on sales of other real estate owned	(16)	120	(136)	N/M
Income from bank owned life insurance	36	37	(1)	(2.7)%
CFS fee and commission income	337	552	(215)	(38.9)%
Other	929	997	(68)	(6.8)%
Total non-interest income	$10,817	$10,512	$305	2.9%

Total non-interest income for the six months ended 2016 increased $0.3 million compared with the same period in the prior year.  The increase was mostly due to increases in interchange revenue from debit card transactions and net gains on securities transactions, offset by decreases in WMG fee income, net gains (losses) on sales of other real estate owned, CFS fee and commission income, and other non-interest income.

WMG fee income
WMG fee income decreased compared to the same period in the prior year due to a decline in assets under management or administration.

Interchange revenue from debit card transactions
Interchange revenue from debit card transactions increased compared to the same period in the prior year due to an increase in the number of transactions.

Net gains on securities transactions
Net gains on securities transactions increased due to a $0.9 million net gain on the sale of $14.5 million in U.S. Treasuries, as compared to a $0.3 million net gain on the sale of $48.3 million in U.S. Government sponsored agencies and Treasury securities during the same period in the prior year.

Net gains (losses) on sales of other real estate owned
Net gains (losses) on sales of other real estate owned decreased due to the sale of one commercial property and one parcel of undeveloped land for a gain of $0.1 million in 2015, as compared to the sale of one commercial property for a loss in 2016.

CFS fee and commission income
CFS fee and commission income decreased compared to the same period in the prior year due to a decrease in commissions from insurance annuity products.

Other
Other non-interest income decreased due to a decline in rental income from other real estate owned properties, which were sold in 2015, offset by an increase in interest rate swap fees and other service fees.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2016	2015	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,182	$5,188	$(6)	(0.1)%
Pension and other employee benefits	1,646	1,557	89	5.7%
Total compensation expense	6,828	6,745	83	1.2%

Non-compensation expenses:
Net occupancy expenses	1,878	1,757	121	6.9%
Furniture and equipment expenses	829	789	40	5.1%
Data processing expenses	1,720	1,552	168	10.8%
Professional services	575	420	155	36.9%
Amortization of intangible assets	245	285	(40)	(14.0)%
Marketing and advertising expenses	325	271	54	19.9%
Other real estate owned expenses	57	224	(167)	(74.6)%
FDIC insurance	277	280	(3)	(1.1)%
Loan expense	188	175	13	7.4%
Other	2,648	1,325	1,323	99.8%
Total non-compensation expenses	8,742	7,078	1,664	23.5%
Total non-interest expenses	$15,570	$13,823	$1,747	12.6%

Total non-interest expenses for the second quarter of 2016 increased $1.7 million compared with the same period in the prior year.  The increase was primarily due to an increase in non-compensation expenses.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to an increase in pension and other employee benefits, offset by a decrease in salaries and wages.  The increase in pension and other employee benefits was due to an increase in pension and health care costs, offset by a decrease in payroll tax expense, due to a decline in full-time equivalent employees. The decrease in salaries and wages was due to a reduction in full-time equivalent employees, offset by an increase in the incentive compensation plan for 2016.

Non-compensation expenses
Non-compensation expenses increased compared to the same period in the prior year due primarily to increases in net occupancy expenses, furniture and equipment expenses, data processing expenses, professional services, and other non-interest expense, offset by a decrease in other real estate owned expenses. The increase in net occupancy expenses and furniture and equipment expenses can be attributed to a one-time depreciation expense related to the closure of the branch office at 202 East State Street in Ithaca, NY at the end of May 2016. The increase in professional services can be attributed to start-up costs associated with the establishment of CRM, which was completed in May 2016. The increase in other non-interest expenses can be attributed to the establishment of a $1.2 million legal reserve relating to Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins in connection with the lease dispute noted above. The decrease in other real estate owned expenses can be attributed to the sale of properties in 2015.

	Six Months Ended June 30,
	2016	2015	Change	Percentage Change
Compensation expense:
Salaries and wages	$10,365	$10,288	$77	0.7%
Pension and other employee benefits	3,321	3,286	35	1.1%
Total compensation expense	13,686	13,574	112	0.8%

Non-compensation expenses:
Net occupancy expenses	3,784	3,607	177	4.9%
Furniture and equipment expenses	1,601	1,522	79	5.2%
Data processing expenses	3,434	3,113	321	10.3%
Professional services	916	689	227	32.9%
Amortization of intangible assets	503	589	(86)	(14.6)%
Marketing and advertising expenses	547	506	41	8.1%
Other real estate owned expenses	109	308	(199)	(64.6)%
FDIC insurance	571	566	5	0.9%
Loan expense	300	315	(15)	(4.8)%
Other	4,127	2,770	1,357	49.0%
Total non-compensation expenses	15,892	13,985	1,907	13.6%
Total non-interest expenses	$29,578	$27,559	$2,019	7.3%

Total non-interest expenses for the six months ended 2016 increased $2.0 million compared with the same period in the prior year.  The increase was primarily due to an increase in non-compensation expenses.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to an increase in salaries and wages and pension and other employee benefits.  The increase in salaries and wages due to an increase in the incentive compensation plan for 2016, offset by a reduction in full-time equivalent employees. The increase in pension and other employee benefits was due to an increase in pension and health care costs, offset by a decrease in payroll tax expense, due to a decline in full-time equivalent employees.

Non-compensation expenses
Non-compensation expenses increased compared to the same period in the prior year due primarily to increases in net occupancy expenses, furniture and equipment expenses, data processing expenses, professional services, and other non-interest expense, offset by a decrease in other real estate owned expenses. The increase in net occupancy expenses and furniture and equipment expenses can be attributed to a one-time depreciation expense related to the closure of the branch office at 202 East State Street in Ithaca, NY at the end of May 2016. The increase in professional services can be attributed to start-up costs associated with the establishment of CRM, which was completed in May 2016. The increase in other non-interest expenses can be attributed to the establishment of a $1.2 million legal reserve relating to Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins in connection with the lease dispute noted above. The decrease in other real estate owned expenses can be attributed to the sale of properties in 2015.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2016	2015	Change	Percentage Change
Income before income tax expense	$2,226	$3,891	$(1,665)	(42.8)%
Income tax expense	605	1,314	(709)	(54.0)%
Effective tax rate	27.2%	33.8%

The decrease in the effective tax rate can be attributed to changes in the mix of income and expense subject to U.S. federal, state, and local income taxes. These changes include an increase in the income generated by CCTC Funding, Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

	Six Months Ended June 30,
	2016	2015	Change	Percentage Change
Income before income tax expense	$6,249	$7,293	$(1,044)	(14.3)%
Income tax expense	1,921	2,440	(519)	(21.3)%
Effective tax rate	30.7%	33.5%

The decrease in the effective tax rate can be attributed to changes in the mix of income and expense subject to U.S. federal, state, and local income taxes. These changes include an increase in the income generated by CCTC Funding, Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	June 30, 2016	December 31, 2015	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$107,354	$26,185	$81,169	310.0%
Total investment securities	308,286	354,183	(45,897)	(13.0)%

Loans, net of deferred loan fees	1,201,156	1,168,633	32,523	2.8%
Allowance for loan losses	(14,668)	(14,260)	(408)	2.9%
Loans, net	1,186,488	1,154,373	32,115	2.8%

Goodwill and other intangible assets, net	25,252	25,755	(503)	(2.0)%
Other assets	56,552	59,468	(2,916)	(4.9)%
Total assets	$1,683,932	$1,619,964	$63,968	3.9%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,467,920	$1,400,295	$67,625	4.8%
FHLBNY advances and other debt	52,748	64,429	(11,681)	(18.1)%
Other liabilities	19,855	17,998	1,857	10.3%
Total liabilities	1,540,523	1,482,722	57,801	3.9%

Total shareholders’ equity	143,409	137,242	6,167	4.5%
Total liabilities and shareholders’ equity	$1,683,932	$1,619,964	$63,968	3.9%
Cash and cash equivalents
The increase in cash and cash equivalents can be attributed to the sale of available for sale securities and an increase in deposits, offset by an increase in total loans and the pay down of FHLB overnight advances.

Investment securities
The decrease in investment securities can be mostly attributed to the the sale of $14.5 million in U.S. Treasuries and $35.2 million in maturities of obligations of U.S. Government sponsored entities and pay-downs of mortgage backed securities.

Loans, net
The increase in loans can be attributed to increases of $46.1 million in commercial mortgages and $0.4 million in residential mortgages, offset by decreases of $6.3 million in indirect consumer loans, $4.8 million in other consumer loans, and $2.9 million in commercial and agriculture loans.  The increase in the allowance for loan losses can be mostly attributed to growth in the commercial loan portfolio.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to amortization of intangible assets.

Other assets
The decrease in other assets can be mostly attributed to depreciation of premises and equipment and a decline in the deferred tax asset, offset by an increase in capital leases related to relocation of the Clifton Park, NY branch to a new location.

Deposits
The increase in deposits can be attributed to increases of $64.4 million in money market accounts, $8.3 million in savings deposits, and $6.6 million in non-interest bearing deposits. These items were offset by decreases of $7.4 million in time deposits and $4.3 million in interest-bearing demand deposits. The changes in money market accounts and demand deposits can be attributed to the seasonal inflow of deposits of municipal clients.

FHLBNY advances and other debt
FHLBNY overnight advances were paid off with the increase in deposits received from municipal clients, offset by an additional capital lease obligation related to the relocation of the Clifton Park, NY branch to a new location.

Other liabilities
The increase in other liabilities can be mostly attributed to the establishment of a $1.2 million legal reserve relating to Notice of Entry of a decision and order of the New York Supreme Court for the County of Tompkins in connection with a lease dispute, along with increases in the interest rate swap liability and accrued expenses.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $4.3 million, a reduction of $0.8 million in treasury stock, and a decrease of $3.4 million in accumulated other comprehensive loss, offset by $2.4 million in dividends declared during the year.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.689 billion at June 30, 2016, including $305.4 million of assets held under management or administration for the Corporation, compared with $1.856 billion at December 31, 2015, including $304.1 million of assets held under management or administration for the Corporation, a decrease of $166.7 million, or 9.0%. The decrease can be attributed to the loss of one large non-profit customer during the first quarter of 2016, along with a decline in the market value of assets.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	June 30, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$—	$—	—%	$14,507	$14,784	4.3%
Obligations of U.S. Government sponsored enterprises	69,651	70,331	23.4%	84,923	85,382	24.8%
Mortgage-backed securities, residential and collateralized mortgage obligations	183,682	186,717	62.2%	199,680	198,366	57.5%
Obligations of states and political subdivisions	40,242	41,395	13.8%	43,695	44,426	12.9%
Other securities	1,638	1,834	0.6%	1,675	1,862	0.5%
Total	$295,213	$300,277	100.0%	$344,480	$344,820	100.0%

The available for sale segment of the securities portfolio totaled $300.3 million at June 30, 2016, a decrease of $44.5 million, or 12.9%, from $344.8 million at December 31, 2015.  The decrease resulted primarily from the sale of $14.5 million in U.S. Treasuries and $35.2 million in maturities of obligations of U.S. Government sponsored enterprises and pay-downs on mortgage-backed securities.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $3.5 million at June 30, 2016, a decrease of $1.0 million, or 23.0%, from $4.6 million at December 31, 2015.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2015 to June 30, 2016 (in thousands):

LOANS
	June 30, 2016	December 31, 2015	Dollar Change	Percentage Change
Commercial and agricultural	$191,066	$193,233	$(2,167)	(1.1)%
Commercial mortgages	551,808	506,478	45,330	9.0%
Residential mortgages	196,200	195,778	422	0.2%
Indirect consumer loans	144,014	151,327	(7,313)	(4.8)%
Other consumer loans	118,068	121,817	(3,749)	(3.1)%
Total loans, net of deferred loan fees	$1,201,156	$1,168,633	$32,523	2.8%

Portfolio loans totaled $1.201 billion at June 30, 2016, an increase of $32.5 million, or 2.8%, from $1.169 billion at December 31, 2015.  The increase in loans can be attributed to increases of $45.3 million million in commercial mortgages and $0.4 million in residential mortgages, offset by decreases of $2.2 million in commercial and agricultural loans, $7.3 million in indirect consumer loans, and $3.7 million in other consumer loans. The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.  The decline in indirect consumer loans was a result of the Corporation’s decision not to reduce pricing to compete on new car loans.

Residential mortgage loans totaled $196.2 million at June 30, 2016, an increase of $0.4 million, or 0.2%, from December 31, 2015.  In addition, during the six months ended June 30, 2016, $5.9 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $1.2 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	June 30, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Chemung Canal Trust Company*	$663,283	$683,137	$724,099	$687,256	$645,808
Capital Bank Division	537,873	485,496	397,475	308,610	247,709
Total loans	$1,201,156	$1,168,633	$1,121,574	$995,866	$893,517
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At June 30, 2016 and December 31, 2015, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 43.0% and 40.6% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2016 and December 31, 2015.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	June 30, 2016	December 31, 2015
Non-accrual loans	$7,428	$7,821
Non-accrual troubled debt restructurings	5,001	4,411
Total non-performing loans	12,429	12,232
Other real estate owned	393	1,530
Total non-performing assets	$12,822	$13,762

Ratio of non-performing loans to total loans	1.03%	1.05%
Ratio of non-performing assets to total assets	0.76%	0.85%
Ratio of allowance for loan losses to non-performing loans	118.01%	116.58%

Accruing loans past due 90 days or more (1)	$2,291	$18
Accruing troubled debt restructurings (1)	6,270	7,609
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $12.4 million at June 30, 2016, or 1.03% of total loans, compared with $12.2 million at December 31, 2015, or 1.05% of total loans. The increase in non-performing loans at June 30, 2016 was primarily in the residential mortgage and consumer loan segments of the loan portfolio. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $12.8 million, or 0.76% of total assets, at June 30, 2016, compared with $13.8 million, or 0.85% of total assets, at December 31, 2015.

Not included in non-performing loan totals are $1.9 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $2.3 million at June 30, 2016, an increase of $2.2 million from December 31, 2015. The increase in accruing loans past due 90 days or more can be attributed to one commercial mortgage property, which is well collateralized and in the process of collection.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of June 30, 2016, the Corporation had $5.0 million of non-accrual TDRs compared with $4.4 million as of December 31, 2015.  As of June 30, 2016, the Corporation had $6.3 million of accruing TDRs compared with $7.6 million as of December 31, 2015.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at June 30, 2016 totaled $13.6 million, including TDRs of $11.3 million, compared to $15.0 million at December 31, 2015, including TDRs of $12.0 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to decreases in the commercial and agricultural and commercial mortgages loans.  Included in the recorded investment of impaired loans at June 30, 2016, are loans totaling $5.4 million for which impairment allowances of $1.7 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2015, the impaired loan total included $5.2 million of loans for which specific impairment allowances of $1.6 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $14.7 million at June 30, 2016, up from $14.3 million at December 31, 2015.  The ratio of allowance for loan losses to total loans was 1.22% at June 30, 2016 and December 31, 2015, respectively.  Net charge-offs for the six months ended June 30, 2016 and 2015 were $0.6 million and $0.3 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the six months ended June 30, 2016 and 2015 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$14,260	$13,686

Charge-offs:
Commercial and agricultural	17	—
Commercial mortgages	—	28
Residential mortgages	58	32
Consumer loans	715	613
Total charge-offs	790	673

Recoveries:
Commercial and agricultural	50	38
Commercial mortgages	9	84
Residential mortgages	—	—
Consumer loans	156	244
Total recoveries	215	366

Net charge-offs	575	307
Provision for loan losses	983	649
Balance at end of period	$14,668	$14,028

Ratio of net charge-offs to average loans outstanding	0.10%	0.05%
Ratio of allowance for loan losses to total loans outstanding	1.22%	1.22%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2015 to June 30, 2016 (in thousands):

DEPOSITS
	June 30, 2016	December 31, 2015	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$408,846	$402,236	$6,610	1.6%
Interest-bearing demand deposits	126,305	130,573	(4,268)	(3.3)%
Insured money market accounts	562,028	497,658	64,370	12.9%
Savings deposits	212,086	203,749	8,337	4.1%
Time deposits	158,655	166,079	(7,424)	(4.5)%
Total	$1,467,920	$1,400,295	$67,625	4.8%

Deposits totaled $1.468 billion at June 30, 2016 compared with $1.400 billion at December 31, 2015, an increase of $67.6 million, or 4.8%. The increase was attributable to increases of $6.6 million in non-interest bearing demand deposits, $64.4 million in money market accounts, and $8.3 million in savings deposits. These items were offset by decreases of $4.3 million in interest-bearing demand deposits and $7.4 million in time deposits. The changes in money market accounts can be attributed to new municipal clients, along with the seasonal inflow of deposits from current municipal clients.  At June 30, 2016, demand deposit and money market accounts comprised 74.7% of total deposits compared with 73.6% at December 31, 2015.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Chemung Canal Trust Company*	$1,270,491	$1,219,282	$1,119,377	$1,097,920	$888,181
Capital Bank Division	197,429	181,013	160,637	168,336	159,316
Total loans	$1,467,920	$1,400,295	$1,280,014	$1,266,256	$1,047,497
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of June 30, 2016 and December 31, 2015. Deposits obtained through the CDARS and ICS programs were $218.7 million and $165.0 million as of June 30, 2016 and December 31, 2015, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in addition to the seasonal inflow of current municipal client balances.

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

Borrowings

The $13.9 million of FHLBNY overnight advances at December 31, 2015 were paid off with the increase in deposits from municipal clients.  Securities sold under agreements to repurchase increased $0.3 million from $28.5 million at December 31, 2015 to $28.8 million at June 30, 2016.  The increase in securities sold under agreements to repurchase was related to normal fluctuations in client accounts. The long-term capital lease obligation increased $1.9 million from $2.9 million at December 31, 2015 to $4.8 million at June 30, 2016. The increase in the long-term lease obligation was related to the relocation of the Clifton Park, NY branch to a new location during the second quarter, offset by monthly rental payments for the current capital leases.

Shareholders’ Equity

Shareholders’ equity was $143.4 million at June 30, 2016 compared with $137.2 million at December 31, 2015.  The increase was primarily due to earnings of $4.3 million and a reduction of $0.8 million in treasury stock and a decrease of $3.4 million in accumulated other comprehensive loss, offset by $2.4 million in dividends declared during the six months ended June 30, 2016.  The total shareholders’ equity to total assets ratio was 8.52% at June 30, 2016 compared with 8.47% at December 31, 2015.  The tangible equity to tangible assets ratio was 7.12% at June 30, 2016 compared with 6.99% at December 31, 2015.  Book value per share increased to $30.12 at June 30, 2016 from $28.96 at December 31, 2015.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of June 30, 2016, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $118.2 million and $106.2 million at June 30, 2016 and December 31, 2015, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at June 30, 2016 and December 31, 2015.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$11,446	$4,453
Net cash provided (used) by investing activities	17,993	(40,684)
Net cash provided by financing activities	51,730	36,732
Net increase in cash and cash equivalents	$81,169	$501

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first six months of 2016 and 2015 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash provided by investing activities during the first six months of 2016 predominantly resulted from the sales, calls, maturities, and principal collected on securities available for sale, offset by a net increase in loans.  Cash used by investing activities during the first six months of 2015 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the first six months of 2016 and 2015 predominantly resulted from an increase in deposits, offset by the redemption of FHLBYNY overnight advances that were no longer needed with the inflow of municipal deposits.

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

In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of June 30, 2016, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

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

The regulatory capital ratios as of June 30, 2016 and December 31, 2015 were calculated under Basel III rules and include the current 0.625% capital conservation buffer for 2016. At the present time, the ratios for the Bank are sufficient to meet the fully phased-in conservation buffer of 2.5% in 2019. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$141,822	11.79%	$96,246	8.00%	$103,765	8.625%	N/A	N/A
Bank	$137,144	11.42%	$96,113	8.00%	$103,622	8.625%	$120,141	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$127,062	10.56%	$72,185	6.00%	$79,704	6.625%	N/A	N/A
Bank	$122,444	10.19%	$72,085	6.00%	$79,593	6.625%	$96,113	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$127,062	10.56%	$54,139	4.50%	$61,658	5.125%	N/A	N/A
Bank	$122,444	10.19%	$54,063	4.50%	$61,572	5.125%	$78,092	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$127,062	7.73%	$65,730	4.00%	N/A	N/A	N/A	N/A
Bank	$122,444	7.46%	$65,662	4.00%	N/A	N/A	$82,078	5.00%

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$139,050	12.26%	$90,704	8.00%	N/A	N/A
Bank	$135,058	11.93%	$90,548	8.00%	$113,185	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$68,028	6.00%	N/A	N/A
Bank	$120,881	10.68%	$67,911	6.00%	$90,548	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$51,021	4.50%	N/A	N/A
Bank	$120,881	10.68%	$50,933	4.50%	$73,571	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$124,787	7.83%	$63,772	4.00%	N/A	N/A
Bank	$120,881	7.59%	$63,701	4.00%	$79,626	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At June 30, 2016, the Bank could, without prior approval, declare dividends of approximately $12.3 million.

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2016	2016	2015	2015	2015	2016	2015
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$12,968	$13,025	$12,962	$12,691	$12,647	$25,993	$24,989
Fully taxable equivalent adjustment	159	164	149	136	133	323	269
Fully taxable equivalent net interest income (non-GAAP)	$13,127	$13,189	$13,111	$12,827	$12,780	$26,316	$25,258

Non-interest income (GAAP)	$5,216	$5,601	$5,023	$4,912	$5,326	$10,817	$10,512
Less: net (gains) losses on security transactions	—	(908)	(81)	11	(252)	(908)	(302)
Adjusted non-interest income (non-GAAP)	$5,216	$4,693	$4,942	$4,923	$5,074	$9,909	$10,210

Non-interest expense (GAAP)	$15,570	$14,008	$14,234	$13,634	$13,823	$29,578	$27,559
Less: amortization of intangible assets	(245)	(258)	(270)	(277)	(285)	(503)	(589)
Less: legal reserve	(1,200)	—	—	—	—	(1,200)	—
Adjusted non-interest expense (non-GAAP)	$14,125	$13,750	$13,964	$13,357	$13,538	$27,875	$26,970

Average interest-earning assets (GAAP)	$1,573,306	$1,527,656	$1,522,176	$1,474,098	$1,462,842	$1,550,481	$1,456,580

Net interest margin - fully taxable equivalent (non-GAAP)	3.36%	3.47%	3.42%	3.45%	3.50%	3.41%	3.50%
Efficiency ratio (non-GAAP)	77.00%	76.89%	77.35%	75.25%	75.83%	76.95%	76.04%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2016	2016	2015	2015	2015	2016	2015
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$143,409	$141,046	$137,242	$138,715	$136,520	$143,409	$136,520
Less: intangible assets	(25,252)	(25,497)	(25,755)	(26,025)	(26,302)	(25,252)	(26,302)
Tangible equity (non-GAAP)	$118,157	$115,549	$111,487	$112,690	$110,218	$118,157	$110,218

Total assets (GAAP)	$1,683,932	$1,643,226	$1,619,964	$1,631,639	$1,553,633	$1,683,932	$1,553,633
Less: intangible assets	(25,252)	(25,497)	(25,755)	(26,025)	(26,302)	(25,252)	(26,302)
Tangible assets (non-GAAP)	$1,658,680	$1,617,729	$1,594,209	$1,605,614	$1,527,331	$1,658,680	$1,527,331

Total equity to total assets at end of period (GAAP)	8.52%	8.58%	8.47%	8.50%	8.79%	8.52%	8.79%
Book value per share (GAAP)	$30.12	$29.64	$28.96	$29.36	$28.92	$30.12	$28.92

Tangible equity to tangible assets at end of period (non-GAAP)	7.12%	7.14%	6.99%	7.02%	7.22%	7.12%	7.22%
Tangible book value per share (non-GAAP)	$24.81	$24.28	$23.53	$23.85	$23.35	$24.81	$23.35

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except ratio data)	2016	2016	2015	2015	2015	2016	2015
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$142,746	$140,864	$139,697	$137,855	$137,386	$141,795	$136,684
Less: average intangible assets	(25,372)	(25,624)	(25,885)	(26,162)	(26,441)	(25,498)	(26,597)
Average tangible equity (non-GAAP)	$117,374	$115,240	$113,812	$111,693	$110,945	$116,297	$110,087

Return on average equity (GAAP)	4.57%	7.73%	6.05%	7.05%	7.52%	6.14%	7.16%
Return on average tangible equity (non-GAAP)	5.55%	9.45%	7.42%	8.71%	9.32%	7.48%	8.89%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2016	2016	2015	2015	2015	2016	2015
NON-GAAP NET INCOME
Reported net income (GAAP)	$1,619	$2,707	$2,129	$2,451	$2,577	$4,328	$4,853
Net (gains) losses on security transactions (net of tax)	—	(565)	(50)	7	(156)	(565)	(187)
Legal reserve	747	—	—	—	—	747	—
Non- GAAP net income	$2,366	$2,142	$2,079	$2,458	$2,421	$4,510	$4,666

Average basic and diluted shares outstanding	4,760	4,750	4,731	4,722	4,717	4,754	4,712

Reported basic and diluted earnings per share (GAAP)	$0.34	$0.57	$0.45	$0.52	$0.55	$0.91	$1.03
Reported return on average assets (GAAP)	0.39%	0.67%	0.52%	0.62%	0.66%	0.53%	0.63%
Reported return on average equity (GAAP)	4.57%	7.73%	6.05%	7.05%	7.52%	6.14%	7.16%

Non-GAAP basic and diluted earnings per share	$0.50	$0.45	$0.44	$0.52	$0.51	$0.95	$0.99
Non-GAAP return on average assets	0.57%	0.53%	0.51%	0.62%	0.62%	0.55%	0.60%
Non-GAAP return on average equity	6.67%	6.12%	5.90%	7.07%	7.07%	6.40%	6.88%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At June 30, 2016, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 11.81% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 8.29%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.90% and 12.51%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At June 30, 2016, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 10.94% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.19%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 8.04% and 6.39%, respectively.

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Treasurer (non-voting member), Chief Risk Officer (non-voting member), Business Client Division Manager, Retail Client Division Manager, Retail Loan Manager, Senior Commercial Real Estate Lender, and Commercial Loan Managers, implements the Board-approved loan policy.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2016.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/16-4/30/16	—	$—	—	121,906
5/1/16-5/31/16	—	—	—	121,906
6/1/16-6/30/16	—	—	—	121,906
Quarter ended 6/30/16	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended June 30, 2016, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to May 18, 2016 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on May 19, 2016).

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 5, 2016	By: /s/ Ronald M. Bentley
Ronald M. Bentley Chief Executive Officer (Principal Executive Officer)

DATED: August 5, 2016	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to May 18, 2016 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on May 19, 2016).

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