Form 10-Q
period 2016-09-30
CHEMUNG FINANCIAL CORP
filed 2016-11-02
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2016

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on November 1, 2016 was 4,703,034.

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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from financial institutions	$35,345	$24,886
Interest-bearing deposits in other financial institutions	100,159	1,299
Total cash and cash equivalents	135,504	26,185

Trading assets, at fair value	720	701

Securities available for sale, at estimated fair value	303,259	344,820
Securities held to maturity, estimated fair value of $4,746 at September 30, 2016 and $4,822 at December 31, 2015	4,504	4,566
FHLBNY and FRBNY Stock, at cost	4,491	4,797

Loans, net of deferred loan fees	1,216,566	1,168,633
Allowance for loan losses	(15,325)	(14,260)
Loans, net	1,201,241	1,154,373

Loans held for sale	119	1,076
Premises and equipment, net	29,084	29,397
Goodwill	21,824	21,824
Other intangible assets, net	3,183	3,931
Bank-owned life insurance	2,894	2,839
Accrued interest receivable and other assets	22,042	25,455

Total assets	$1,728,865	$1,619,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$424,243	$402,236
Interest-bearing	1,084,701	998,059
Total deposits	1,508,944	1,400,295

FHLBNY overnight advances	—	13,900
Securities sold under agreements to repurchase	30,002	28,453
FHLBNY term advances	19,121	19,203
Long term capital lease obligation	4,772	2,873
Dividends payable	1,222	1,214
Accrued interest payable and other liabilities	19,992	16,784
Total liabilities	1,584,053	1,482,722

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2016 and December 31, 2015	53	53
Additional paid-in capital	45,724	45,537
Retained earnings	122,382	118,973
Treasury stock, at cost; 608,931 shares at September 30, 2016 and 641,721 shares at December 31, 2015	(15,542)	(16,379)
Accumulated other comprehensive loss	(7,805)	(10,942)
Total shareholders' equity	144,812	137,242

Total liabilities and shareholders' equity	$1,728,865	$1,619,964

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$12,487	$12,114	$37,054	$36,113
Taxable securities	1,225	1,237	3,943	3,490
Tax exempt securities	228	227	722	685
Interest-bearing deposits	85	17	180	60
Total interest and dividend income	14,025	13,595	41,899	40,348
Interest expense:
Deposits	561	500	1,607	1,478
Securities sold under agreements to repurchase	214	213	636	634
Borrowed funds	210	191	623	556
Total interest expense	985	904	2,866	2,668
Net interest income	13,040	12,691	39,033	37,680
Provision for loan losses	1,050	307	2,033	956
Net interest income after provision for loan losses	11,990	12,384	37,000	36,724

Non-interest income:
WMG fee income	2,027	2,122	6,240	6,446
Service charges on deposit accounts	1,361	1,275	3,781	3,637
Interchange revenue from debit card transactions	1,203	831	3,035	2,499
Net gains (losses) on securities transactions	75	(11)	983	291
Net gains on sales of loans held for sale	115	89	273	239
Net gains (losses) on sales of other real estate owned	10	—	(6)	120
Income from bank-owned life insurance	19	19	55	56
Other	625	587	1,891	2,136
Total non-interest income	5,435	4,912	16,252	15,424

Non-interest expenses:
Salaries and wages	5,355	5,135	15,720	15,423
Pension and other employee benefits	1,573	1,562	4,894	4,848
Net occupancy expenses	1,503	1,701	5,287	5,308
Furniture and equipment expenses	685	742	2,286	2,264
Data processing expense	1,624	1,751	5,058	4,864
Professional services	502	200	1,418	889
Amortization of intangible assets	245	277	748	866
Marketing and advertising expenses	101	208	648	714
Other real estate owned expenses	41	79	150	387
FDIC insurance	324	277	895	843
Loan expense	162	212	462	527
Other	1,356	1,490	5,483	4,260
Total non-interest expenses	13,471	13,634	43,049	41,193
Income before income tax expense	3,954	3,662	10,203	10,955
Income tax expense	1,209	1,211	3,130	3,651
Net income	$2,745	$2,451	$7,073	$7,304

Weighted average shares outstanding	4,765	4,722	4,758	4,715
Basic and diluted earnings per share	$0.58	$0.52	$1.49	$1.55

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$2,745	$2,451	$7,073	$7,304
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(733)	968	4,899	4
Reclassification adjustment for gains (losses) realized in net income	(75)	11	(983)	(291)
Net unrealized gains (losses)	(808)	979	3,916	(287)
Tax effect	(305)	374	1,477	(116)
Net of tax amount	(503)	605	2,439	(171)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(22)	(22)	(67)	(65)
Reclassification adjustment for amortization of net actuarial loss	396	384	1,188	1,151
Total before tax effect	374	362	1,121	1,086
Tax effect	141	139	423	416
Net of tax amount	233	223	698	670

Total other comprehensive income (loss)	(270)	828	3,137	499

Comprehensive income	$2,475	$3,279	$10,210	$7,803

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2015	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	—	—	7,304	—	—	7,304
Other comprehensive income	—	—	—	—	499	499
Restricted stock awards	—	156	—	—	—	156
Restricted stock units for directors' deferred compensation plan	—	72	—	—	—	72
Cash dividends declared ($0.78 per share)	—	—	(3,630)	—	—	(3,630)
Distribution of 9,673 shares of treasury stock for directors' compensation	—	24	—	247	—	271
Distribution of 3,303 shares of treasury stock for employee compensation	—	8	—	85	—	93
Distribution of 3,598 shares of treasury stock for deferred directors’ compensation	—	(89)	—	92	—	3
Sale of 11,775 shares of treasury stock (a)	—	19	—	300	—	319
Balances at September 30, 2015	$53	$45,545	$118,057	$(16,654)	$(8,286)	$138,715

Balances at January 1, 2016	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
Net income	—	—	7,073	—	—	7,073
Other comprehensive income	—	—	—	—	3,137	3,137
Restricted stock awards	—	145	—	—	—	145
Restricted stock units for directors' deferred compensation plan	—	72	—	—	—	72
Cash dividends declared ($0.78 per share)	—	—	(3,664)	—	—	(3,664)
Distribution of 9,532 shares of treasury stock for directors' compensation	—	19	—	243	—	262
Distribution of 7,661 shares of treasury stock for employee compensation	—	15	—	195	—	210
Distribution of 3,740 shares of treasury stock for deferred directors’ compensation	—	(92)	—	95	—	3
Sale of 11,857 shares of treasury stock (a)	—	28	—	304	—	332
Balances at September 30, 2016	$53	$45,724	$122,382	$(15,542)	$(7,805)	$144,812
(a) All treasury stock sales were completed at arm's length for adequate consideration with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan and the Chemung Canal Trust Company - Finger Lakes Profit Sharing, Savings, and Investment Plan, which are defined contribution plans sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015
Net income	$7,073	$7,304
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	748	866
Provision for loan losses	2,033	956
Gains on disposal of fixed assets	—	(13)
Depreciation and amortization of fixed assets	3,285	3,047
Amortization of premiums on securities, net	1,365	1,442
Gains on sales of loans held for sale, net	(273)	(239)
Proceeds from sales of loans held for sale	12,854	11,225
Loans originated and held for sale	(11,624)	(10,637)
Net (gains) losses on trading assets	(53)	25
Proceeds from sales of trading assets	99	—
Net gains on securities transactions	(983)	(291)
Net (gains) losses on sales of other real estate owned	6	(120)
Purchase of trading assets	(65)	(112)
Expense related to restricted stock units for directors' deferred compensation plan	72	72
Expense related to employee stock compensation	210	93
Expense related to employee restricted stock awards	145	156
Income from bank-owned life insurance	(55)	(56)
Decrease in other assets and accrued interest receivable	2,250	7,581
Decrease in accrued interest payable	(8)	(30)
Increase (decrease) in other liabilities	2,702	(11,212)
Net cash provided by operating activities	19,781	10,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	36,130	58,035
Proceeds from maturities and principal collected on securities available for sale	56,661	29,537
Proceeds from maturities and principal collected on securities held to maturity	2,797	3,022
Purchases of securities available for sale	(47,696)	(129,923)
Purchases of securities held to maturity	(2,735)	(1,795)
Purchase of FHLBNY and FRBNY stock	(5,458)	(6,158)
Redemption of FHLBNY and FRBNY stock	5,764	7,522
Proceeds from sale of equipment	—	13
Purchases of premises and equipment	(937)	(783)
Proceeds from sales of other real estate owned	1,499	699
Net increase in loans	(49,243)	(20,993)
Net cash used by investing activities	(3,218)	(60,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	126,309	169,065
Net decrease in time deposits	(17,660)	(38,638)
Net increase in securities sold under agreements to repurchase	1,549	706
Repayments of FHLBNY overnight advances, net	(13,900)	(30,830)
Repayments of FHLBNY long term advances	(82)	(80)
Payments made on capital lease	(136)	(66)
Sale of treasury stock	332	319
Cash dividends paid	(3,656)	(3,623)
Net cash provided by financing activities	92,756	96,853
Net increase in cash and cash equivalents	109,319	46,086
Cash and cash equivalents, beginning of period	26,185	29,163
Cash and cash equivalents, end of period	$135,504	$75,249
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2016	2015
Cash paid for:
Interest	$2,874	$2,698
Income taxes	$2,680	$5,662
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$342	$10
Dividends declared, not yet paid	$1,222	$1,211
Distribution of treasury stock for directors' compensation	$262	$271
Distribution of treasury stock for deferred directors' compensation	$3	$3
Assets acquired through long term capital lease obligations	$2,035	$—

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation intends to adopt the new guidance as of January 1, 2018 and believes the ASU will not have a material impact on its consolidated financial statements, as the Corporation's equity investment portfolio is less than $1.0 million as of September 30, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, though early adoption is permitted. The Corporation intends to adopt the new lease guidance as of January 1, 2019 and is currently evaluating the impact that adoption of these updates will have on its consolidated financial statements. Currently, the Corporation believes the implementation of this ASU will create a right of use asset of less than $5.0 million for the Corporation's 13 leased facilities and a related capital obligation of the same amount as of January 1, 2019.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration - Reporting Revenue Gross Versus Net. The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation intends to adopt the new revenue guidance as of January 1, 2018 and believes the ASU will not have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal year beginning after December 15, 2018. The Corporation is evaluating the potential impact on the Corporation's consolidated financial statements and believes that the ASU may materially change the current process of evaluating the allowance for loan losses.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the ASU is to reduce the existing diversity in practice relating to eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principal. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, though early adoption is permitted. The adoption of the ASU is not expected to have a significant impact on the Corporation's consolidated financial statements.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,765 and 4,722 weighted average shares outstanding for the three month periods ended September 30, 2016 and 2015, respectively.  Earnings per share were computed by dividing net income by 4,758 and 4,715 weighted average shares outstanding for the nine month periods ended September 30, 2016 and 2015, respectively. There were no common stock equivalents during the three and nine month periods ended September 30, 2016 or 2015.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$38,312	$399	$—	$38,711
Mortgage-backed securities, residential	219,847	3,026	202	222,671
Obligations of states and political subdivisions	39,724	840	12	40,552
Corporate bonds and notes	248	7	—	255
SBA loan pools	587	4	1	590
Corporate stocks	285	205	10	480
Total	$299,003	$4,481	$225	$303,259

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$99,430	$752	$16	$100,166
Mortgage-backed securities, residential	199,680	427	1,741	198,366
Obligations of states and political subdivisions	43,695	737	6	44,426
Corporate bonds and notes	747	5	—	752
SBA loan pools	643	5	1	647
Corporate stocks	285	178	—	463
Total	$344,480	$2,104	$1,764	$344,820

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,524	$242	$—	$3,766
Time deposits with other financial institutions	980	—	—	980
Total	$4,504	$242	$—	$4,746

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,566	$256	$—	$4,822
Total	$4,566	$256	$—	$4,822

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25,524	$25,640	$1,767	$1,787
After one, but within five years	41,911	42,675	2,556	2,750
After five, but within ten years	10,675	11,033	181	209
After ten years	174	170	—	—
	78,284	79,518	4,504	4,746
Mortgage-backed securities, residential	219,847	222,671	—	—
SBA loan pools	587	590	—	—
Total	$298,718	$302,779	$4,504	$4,746

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended September 30, 2016 and 2015 are listed below (in thousands):

	2016	2015
Proceeds	$20,709	$2,936
Gross gains	75	24
Gross losses	—	(35)
Tax expense	28	(5)

The proceeds from sales and calls of securities resulting in gains or losses for the nine months ended September 30, 2016 and 2015 are listed below (in thousands):

	2016	2015
Proceeds	$36,130	$58,035
Gross gains	983	326
Gross losses	—	(35)
Tax expense	371	111

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2016 and December 31, 2015 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$50,681	$202	$—	$—	$50,681	$202
Obligations of states and political subdivisions	5,057	12	202	—	5,259	12
SBA loan pools	—	—	231	1	231	1
Corporate stocks	90	10	—	—	90	10
Total temporarily impaired securities	$55,828	$224	$433	$1	$56,261	$225

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,169	$16	$—	$—	$15,169	$16
Mortgage-backed securities, residential	177,058	1,741	—	—	177,058	1,741
Obligations of states and political subdivisions	3,756	4	592	2	4,348	6
SBA loan pools	—	—	251	1	251	1
Total temporarily impaired securities	$195,983	$1,761	$843	$3	$196,826	$1,764

Other-Than-Temporary Impairment

As of September 30, 2016, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At September 30, 2016, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Commercial and agricultural:
Commercial and industrial	$183,508	$192,197
Agricultural	406	1,036
Commercial mortgages:
Construction	35,051	41,131
Commercial mortgages, other	540,710	465,347
Residential mortgages	197,665	195,778
Consumer loans:
Credit cards	1,352	1,483
Home equity lines and loans	98,378	101,726
Indirect consumer loans	141,489	151,327
Direct consumer loans	18,007	18,608
Total loans, net of deferred origination fees and costs	$1,216,566	$1,168,633
Interest receivable on loans	2,912	2,870
Total recorded investment in loans	$1,219,478	$1,171,503

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,771	$7,754	$1,504	$3,639	$14,668
Charge-offs	(104)	(52)	(7)	(280)	(443)
Recoveries	15	1	—	34	50
Net recoveries (charge-offs)	(89)	(51)	(7)	(246)	(393)
Provision	101	520	50	379	1,050
Ending balance	$1,783	$8,223	$1,547	$3,772	$15,325

	Three Months Ended September 30, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,825	$6,625	$1,545	$4,033	$14,028
Charge-offs	(113)	(1)	—	(304)	(418)
Recoveries	26	17	—	62	105
Net recoveries (charge-offs)	(87)	16	—	(242)	(313)
Provision	(162)	326	7	136	307
Ending balance	$1,576	$6,967	$1,552	$3,927	$14,022

	Nine Months Ended September 30, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,831	$7,112	$1,464	$3,853	$14,260
Charge-offs:	(121)	(52)	(65)	(995)	(1,233)
Recoveries:	65	10	—	190	265
Net recoveries (charge-offs)	(56)	(42)	(65)	(805)	(968)
Provision	8	1,153	148	724	2,033
Ending balance	$1,783	$8,223	$1,547	$3,772	$15,325

	Nine Months Ended September 30, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,460	$6,326	$1,572	$4,328	$13,686
Charge-offs:	(113)	(29)	(32)	(917)	(1,091)
Recoveries:	64	101	—	306	471
Net recoveries (charge-offs)	(49)	72	(32)	(611)	(620)
Provision	165	569	12	210	956
Ending balance	$1,576	$6,967	$1,552	$3,927	$14,022

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$1,748	$—	$141	$1,989
Collectively evaluated for impairment	1,683	6,416	1,522	3,631	13,252
Loans acquired with deteriorated credit quality	—	59	25	—	84
Total ending allowance balance	$1,783	$8,223	$1,547	$3,772	$15,325

	December 31, 2015
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8	$1,481	$—	$77	$1,566
Collectively evaluated for impairment	1,823	5,572	1,424	3,776	12,595
Loans acquired with deteriorated credit quality	—	59	40	—	99
Total ending allowance balance	$1,831	$7,112	$1,464	$3,853	$14,260

	September 30, 2016
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$846	$11,542	$399	$458	$13,245
Loans collectively evaluated for impairment	183,502	563,833	197,648	259,412	1,204,395
Loans acquired with deteriorated credit quality	—	1,743	95	—	1,838
Total ending loans balance	$184,348	$577,118	$198,142	$259,870	$1,219,478

	December 31, 2015
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,498	$12,773	$235	$474	$14,980
Loans collectively evaluated for impairment	192,202	493,102	195,731	273,393	1,154,428
Loans acquired with deteriorated credit quality	—	1,825	270	—	2,095
Total ending loans balance	$193,700	$507,700	$196,236	$273,867	$1,171,503

The following table presents loans individually evaluated for impairment recognized by class of loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$740	$746	$—	$1,487	$1,489	$—
Commercial mortgages:
Construction	285	286	—	349	350	—
Commercial mortgages, other	5,963	5,996	—	7,551	7,577	—
Residential mortgages	399	399	—	234	235	—
Consumer loans:
Home equity lines and loans	97	98	—	107	108	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	100	100	100	9	9	8
Commercial mortgages:
Commercial mortgages, other	5,327	5,260	1,748	4,913	4,846	1,481
Consumer loans:
Home equity lines and loans	360	360	141	364	366	77
Total	$13,271	$13,245	$1,989	$15,014	$14,980	$1,566

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$900	$10	$1,133	$15	$1,083	$33	$1,325	$47
Commercial mortgages:
Construction	310	4	402	4	329	11	1,153	33
Commercial mortgages, other	6,124	60	7,556	70	6,760	181	7,765	196
Residential mortgages	443	2	241	1	358	3	246	3
Consumer loans:
Home equity lines & loans	101	1	479	6	104	4	468	18
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	45	1	165	—	29	4	180	3
Commercial mortgages:
Commercial mortgages, other	5,151	1	4,975	1	4,998	4	4,418	48
Consumer loans:
Home equity lines and loans	360	—	—	—	362	—	13	—
Total	$13,434	$79	$14,951	$97	$14,023	$240	$15,568	$348
(1)Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of September 30, 2016 and December 31, 2015 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commercial and agricultural:
Commercial and industrial	$10	$13	$1	$3
Agricultural	—	—	—	—
Commercial mortgages:
Construction	20	63	—	—
Commercial mortgages, other	6,577	7,203	—	—
Residential mortgages	4,225	3,610	—	—
Consumer loans:
Credit cards	—	—	11	15
Home equity lines and loans	1,653	758	—	—
Indirect consumer loans	298	542	—	—
Direct consumer loans	120	43	—	—
Total	$12,903	$12,232	$12	$18

The following tables present the aging of the recorded investment in loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$32	$1	$1	$34	$—	$183,907	$183,941
Agricultural	—	—	—	—	—	407	407
Commercial mortgages:
Construction	—	—	—	—	—	35,134	35,134
Commercial mortgages, other	848	5,513	3,316	9,677	1,743	530,564	541,984
Residential mortgages	1,697	928	2,160	4,785	95	193,262	198,142
Consumer loans:
Credit cards	11	6	11	28	—	1,324	1,352
Home equity lines and loans	272	190	1,174	1,636	—	96,993	98,629
Indirect consumer loans	1,651	416	184	2,251	—	139,566	141,817
Direct consumer loans	90	22	98	210	—	17,862	18,072
Total	$4,601	$7,076	$6,944	$18,621	$1,838	$1,199,019	$1,219,478

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$398	$3	$12	$413	$—	$192,248	$192,661
Agricultural	—	—	—	—	—	1,039	1,039
Commercial mortgages:
Construction	—	—	—	—	—	41,231	41,231
Commercial mortgages, other	4,197	199	5,239	9,635	1,825	455,009	466,469
Residential mortgages	2,983	725	1,703	5,411	270	190,555	196,236
Consumer loans:
Credit cards	30	4	15	49	—	1,433	1,482
Home equity lines and loans	233	77	239	549	—	101,428	101,977
Indirect consumer loans	1,744	4	447	2,195	—	149,531	151,726
Direct consumer loans	208	—	19	227	—	18,455	18,682
Total	$9,793	$1,012	$7,674	$18,479	$2,095	$1,150,929	$1,171,503

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

As of September 30, 2016 and December 31, 2015, the Corporation has a recorded investment in TDRs of $11.0 million and $12.0 million, respectively.  There were specific reserves of $1.6 million and $1.4 million allocated for TDRs at September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016, TDRs totaling $6.0 million were accruing interest under the modified terms and $5.0 million were on non-accrual status.  As of December 31, 2015, TDRs totaling $7.6 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  The Corporation had committed no additional amounts as of September 30, 2016, to customers with outstanding loans that are classified as TDRs. The Corporation had committed additional amounts up to $0.1 million as of December 31, 2015, to customers with outstanding loans that are classified as TDRs.

During the three months ended September 30, 2016, no loans were modified as TDRs. During the three months ended September 30, 2015, the terms of one loan was modified as a TDR. The modification of the terms of a commercial real estate loan during the three months ended September 30, 2015 included extending the maturity date and a corresponding reduction of the scheduled amortized payments of the loan due to the longer term.

During the nine months ended September 30, 2016 and 2015, the terms of certain loans were modified as TDRs. The modification of the terms of a residential mortgage loan during the nine months ended September 30, 2016 included an extension of the maturity date by thirteen years at a stated interest rate lower than the current market rate for new debt with similar risk and a corresponding reduction of the scheduled amortization payments of the loan due to the longer term. The modification of the terms of five commercial real estate loans and one residential home equity loan during the nine months ended September 30, 2016 included consolidating the loans into one commercial real estate loan and extending the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The modification of the terms of a residential mortgage loan performed during the nine months ended September 30, 2016 included a reduction in the stated interest rate for three years and a corresponding reduction of the scheduled amortized payments of the loan due to the lower interest rate. Additionally, $4 thousand of interest and past due escrow payments were capitalized on the restructured loan. In addition to the modifications noted above, the modification of the terms of a commercial real estate loan during the nine months ended September 30, 2015 included a reduction of the scheduled amortized payments of the loan for the remaining term of the loan. Additionally, the modification of the terms of a commercial loan performed during the nine months ended September 30, 2015 included renewing a line of credit and extending the maturity date at a rate lower than the current market rate.

There were no loans modified as TDRs during the three months ended September 30, 2016.

The following table presents loans by class modified as TDRs that occurred during the three months ended September 30, 2015 (dollars in thousands):

September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	1	$432	$432
Total	1	$432	$432

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended September 30, 2015.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2016 and 2015 (dollars in thousands):

September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	5	$312	$310
Residential mortgages	2	295	307
Consumer loans:
Home equity lines and loans	1	74	74
Total	8	$681	$691

September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$477	$477
Commercial mortgages:
Commercial mortgages	2	542	542
Total	3	$1,019	$1,019

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2016. The TDRs described above increased the allowance for loan losses by less than $0.1 million and resulted in no charge-offs during the nine months ended September 30, 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three months ended September 30, 2016. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2016:

	Number of Loans	Recorded Investment
Commercial mortgages:
Commercial mortgages	2	$2,100
Total	2	$2,100

The TDRs that subsequently defaulted described above did not increase the allowance for loan losses and resulted in no charge offs during the nine months ended September 30, 2016.

There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and nine months ended September 30, 2015.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of September 30, 2016 and December 31, 2015, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	September 30, 2016
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$179,867	$2,281	$1,693	$100	$—	$183,941
Agricultural	—	407	—		—	—	407
Commercial mortgages:
Construction	—	33,678	1,436	20	—	—	35,134
Commercial mortgages	—	514,628	8,446	12,531	4,636	1,743	541,984
Residential mortgages	193,822	—	—	4,225	—	95	198,142
Consumer loans:
Credit cards	1,352	—	—	—	—	—	1,352
Home equity lines and loans	96,976	—	—	1,653	—	—	98,629
Indirect consumer loans	141,519	—	—	298	—	—	141,817
Direct consumer loans	17,952	—	—	120	—	—	18,072
Total	$451,621	$728,580	$12,163	$20,540	$4,736	$1,838	$1,219,478

	December 31, 2015
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,359	$3,772	$2,521	$9	$—	$192,661
Agricultural	—	1,039	—	—	—	—	1,039
Commercial mortgages:
Construction	—	40,881	287	63	—	—	41,231
Commercial mortgages	—	437,549	8,437	14,454	4,204	1,825	466,469
Residential mortgages	192,245	—	—	3,721	—	270	196,236
Consumer loans:
Credit cards	1,482	—	—	—	—	—	1,482
Home equity lines and loans	101,219	—	—	758	—	—	101,977
Indirect consumer loans	151,184	—	—	542	—	—	151,726
Direct consumer loans	18,639	—	—	43	—	—	18,682
Total	$464,769	$665,828	$12,496	$22,102	$4,213	$2,095	$1,171,503

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$193,917	$1,352	$96,976	$141,519	$17,952
Non-Performing	4,225	—	1,653	298	120
	$198,142	$1,352	$98,629	$141,817	$18,072

	December 31, 2015
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$192,626	$1,482	$101,219	$151,184	$18,639
Non-Performing	3,610	—	758	542	43
	$196,236	$1,482	$101,977	$151,726	$18,682

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from from July 1, 2016 to September 30, 2016 and July 1, 2015 to September 30, 2015 (in thousands):

Three Months Ended September 30, 2016	Balance at June 30, 2016	Income Accretion	All Other Adjustments	Balance at September 30, 2016
Contractually required principal and interest	$2,492	$—	$(60)	$2,432
Contractual cash flows not expected to be collected (nonaccretable discount)	(374)	—	(33)	(407)
Cash flows expected to be collected	2,118	—	(93)	2,025
Interest component of expected cash flows (accretable yield)	(243)	26	30	(187)
Fair value of loans acquired with deteriorating credit quality	$1,875	$26	$(63)	$1,838

Three Months Ended September 30, 2015	Balance at June 30, 2015	Income Accretion	All Other Adjustments	Balance at September 30, 2015
Contractually required principal and interest	$3,036	$—	$(69)	$2,967
Contractual cash flows not expected to be collected (nonaccretable discount)	(568)	—	19	(549)
Cash flows expected to be collected	2,468	—	(50)	2,418
Interest component of expected cash flows (accretable yield)	(324)	39	(19)	(304)
Fair value of loans acquired with deteriorating credit quality	$2,144	$39	$(69)	$2,114

For those purchased credit impaired loans disclosed above, the Corporation did not increase the allowance for loan losses during the three months ended September 30, 2016 or 2015. The Corporation did not reverse any allowance for loan losses during the three months ended September 30, 2016 or 2015.

The tables below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2016 to September 30, 2016 and January 1, 2015 to September 30, 2015 (in thousands):

Nine Months Ended September 30, 2016	Balance at December 31, 2015	Income Accretion	All Other Adjustments	Balance at September 30, 2016
Contractually required principal and interest	$2,912	$—	$(480)	$2,432
Contractual cash flows not expected to be collected (nonaccretable discount)	(506)	—	99	(407)
Cash flows expected to be collected	2,406	—	(381)	2,025
Interest component of expected cash flows (accretable yield)	(311)	96	28	(187)
Fair value of loans acquired with deteriorating credit quality	$2,095	$96	$(353)	$1,838

Nine Months Ended September 30, 2015	Balance at December 31, 2014	Income Accretion	All Other Adjustments	Balance at September 30, 2015
Contractually required principal and interest	$3,621	$—	$(654)	$2,967
Contractual cash flows not expected to be collected (nonaccretable discount)	(570)	—	21	(549)
Cash flows expected to be collected	3,051	—	(633)	2,418
Interest component of expected cash flows (accretable yield)	(420)	138	(22)	(304)
Fair value of loans acquired with deteriorating credit quality	$2,631	$138	$(655)	$2,114

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $15 thousand and $5 thousand during the nine months ended September 30, 2016 and 2015, respectively. The Corporation did not reverse any allowance for losses during the nine months ended September 30, 2016 or 2015.

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

The fair values of credit risk participations are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$38,711	$—	$38,711	$—
Mortgage-backed securities, residential	222,671	—	222,671	—
Obligations of states and political subdivisions	40,552	—	40,552	—
Corporate bonds and notes	255	—	—	255
SBA loan pools	590	—	590	—
Corporate stocks	480	52	428	—
Total available for sale securities	$303,259	$52	$302,952	$255

Trading assets	$720	$720	$—	$—
Derivative assets	359	—	359	—

Financial Liabilities:
Derivative liabilities	$453	$—	$359	$94

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$100,166	$14,784	$85,382	$—
Mortgage-backed securities, residential	198,366	—	198,366	—
Obligations of states and political subdivisions	44,426	—	44,426	—
Corporate bonds and notes	752	—	504	248
SBA loan pools	647	—	647	—
Corporate stocks	463	56	407	—
Total available for sale securities	$344,820	$14,840	$329,732	$248

Trading assets	$701	$701	$—	$—
Derivative assets	15	—	15	—

Financial Liabilities:
Derivative liabilities	$63	$—	$15	$48

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2016 or the year ended December 31, 2015.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance of recurring Level 3 assets at July1	$256	$—	$(120)	$(13)
Derivative instruments entered into	—	—	—	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	26	(22)
Included in other comprehensive income	(1)	—	—	—
Transfers into Level 3	—	—	—	—
Balance of recurring Level 3 assets at September 30	$255	$—	$(94)	$(35)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance of recurring Level 3 assets at January 1	$248	$—	$(48)	$(18)
Derivative instruments entered into	—	—	(25)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(21)	(17)
Included in other comprehensive income	7	—	—	—
Transfers into Level 3	—	—	—	—
Balance of recurring Level 3 assets at September 30	$255	$—	$(94)	$(35)

The following table presents information related to Level 3 recurring fair value measurements at September 30, 2016 and December 31, 2015 (in thousands):

Description	Fair Value at September 30, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2016
Corporate bonds and notes	$255	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$94	Historical trend	Credit default rate	4.79% - 4.79% [4.79%]

Description	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Corporate bonds and notes	$248	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$48	Historical trend	Credit default rate	5.83% - 5.83% [5.83%]

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$613	$—	$—	$613
Consumer loans:
Home equity lines and loans	218	—	—	218
Total impaired loans	$831	$—	$—	$831
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$51	$—	$—	$51
Residential mortgages	316	—	—	316
Total other real estate owned, net	$367	$—	$—	$367

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,629	$—	$—	$2,629
Consumer loans:
Home equity lines and loans	287	—	—	287
Total impaired loans	$2,916	$—	$—	$2,916
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,491	$—	$1,491	$—
Residential mortgages	39	—	—	39
Total other real estate owned, net	$1,530	$—	$1,491	$39

The following tables presents information related to Level 3 non-recurring fair value measurement at September 30, 2016 and December 31, 2015 (in thousands):

Description	Fair Value at September 30, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2016
Impaired loans:
Commercial mortgages:
Commercial mortgages	$613	Sales comparison	Discount to appraised value	12.88% - 22.10% [14.56%]
Consumer loans:
Home equity lines and loans	218	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$831

OREO:
Commercial mortgages:
Commercial mortgages	$51	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
Residential mortgages	316	Sales comparison	Discount to appraised value	20.80% - 51.55% [30.93%]
	$367

Description	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Impaired loans:
Commercial mortgages:
Commercial mortgages	$2,629	Sales comparison	Discount to appraised value	10.00% - 17.19% [16.06%]
Consumer loans:
Home equity lines and loans	287	Sales comparison	Discount to appraised value	18.04% - 18.04% [18.04%]
	$2,916

OREO:
Residential mortgages	$39	Sales comparison	Discount to appraised value	22.30% - 22.30% [22.30%]
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

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2016 and December 31, 2015, are as follows (in thousands):

	September 30, 2016
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$35,345	$35,345	$—	$—	$35,345
Interest-bearing deposits in other financial institutions	100,159	100,159	—	—	100,159
Trading assets	720	720	—	—	720
Securities available for sale	303,259	52	302,952	255	303,259
Securities held to maturity	4,504	—	—	4,746	4,746
FHLBNY and FRBNY stock	4,491	—	—	—	N/A
Loans, net	1,201,241	—	—	1,224,046	1,224,046
Loans held for sale	119	—	125	—	125
Accrued interest receivable	3,967	3	1,084	2,880	3,967
Derivative assets	359	—	359	—	359

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,360,526	$1,360,526	$—	$—	$1,360,526
Time deposits	148,418	—	148,808	—	148,808
Securities sold under agreements to repurchase	30,002	—	30,559	—	30,559
FHLBNY term advances	19,121	—	19,419	—	19,419
Accrued interest payable	201	20	181	—	201
Derivative liabilities	453	—	359	94	453
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

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended September 30, 2016 and 2015 were as follows (in thousands):

	2016	2015
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2016 and December 31, 2015 (in thousands):

	At September 30, 2016		At December 31, 2015
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$4,540	$5,975	$4,057
Other customer relationship intangibles	5,633	3,885	5,633	3,620
Total	$11,608	$8,425	$11,608	$7,677

Aggregate amortization expense was $0.2 million and $0.3 million for the three month periods ended September 30, 2016 and 2015, respectively. Aggregate amortization expense was $0.7 million and $0.9 million for the nine month periods ended September 30, 2016 and 2015, respectively.

The remaining estimated aggregate amortization expense at September 30, 2016 is listed below (in thousands):

Year	Estimated Expense
2016	$238
2017	859
2018	734
2019	609
2020	484
2021	259
Total	$3,183

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$1,296	$—	$—	$1,296
Mortgage-backed securities, residential	16,526	10,645	12,415	—	39,586
Total	16,526	11,941	12,415	$—	40,882
Excess collateral held	(6,524)	(1,941)	(2,415)	—	(10,880)
Gross amount of recognized liabilities for repurchase agreements	$10,002	$10,000	$10,000	$—	$30,002

	December 31, 2015
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$12,163	$1,781	$9,323	$—	$23,267
Mortgage-backed securities, residential	8,280	9,174	3,135	—	20,589
Total	20,443	10,955	12,458	—	43,856
Excess collateral held	(11,990)	(955)	(2,458)	—	(15,403)
Gross amount of recognized liabilities for repurchase agreements	$8,453	$10,000	$10,000	$—	$28,453

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

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2016	$3,152	$(10,687)	$(7,535)
Other comprehensive income before reclassification	(456)	—	(456)
Amounts reclassified from accumulated other comprehensive income	(47)	233	186
Net current period other comprehensive gain (loss)	(503)	233	(270)
Balance at September 30, 2016	$2,649	$(10,454)	$(7,805)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2015	$1,184	$(10,298)	$(9,114)
Other comprehensive loss before reclassification	598	—	598
Amounts reclassified from accumulated other comprehensive income	7	223	230
Net current period other comprehensive gain	605	223	828
Balance at September 30, 2015	$1,789	$(10,075)	$(8,286)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2016	$210	$(11,152)	$(10,942)
Other comprehensive income before reclassification	3,051	—	3,051
Amounts reclassified from accumulated other comprehensive income	(612)	698	86
Net current period other comprehensive gain	2,439	698	3,137
Balance at September 30, 2016	$2,649	$(10,454)	$(7,805)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2015	$1,960	$(10,745)	$(8,785)
Other comprehensive income before reclassification	2	—	2
Amounts reclassified from accumulated other comprehensive income	(173)	670	497
Net current period other comprehensive gain (loss)	(171)	670	499
Balance at September 30, 2015	$1,789	$(10,075)	$(8,286)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2016	2015
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(75)	$11	Net gains (losses) on securities transactions
Tax effect	28	(4)	Income tax expense
Net of tax	(47)	7
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(22)	(22)	Pension and other employee benefits
Actuarial losses (a)	396	384	Pension and other employee benefits
Tax effect	(141)	(139)	Income tax expense
Net of tax	233	223
Total reclassification for the period, net of tax	$186	$230
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 10 for additional information).

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2016	2015
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(983)	$(291)	Net gains (losses) on securities transactions
Tax effect	371	118	Income tax expense
Net of tax	(612)	(173)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(67)	(65)	Pension and other employee benefits
Actuarial losses (a)	1,188	1,151	Pension and other employee benefits
Tax effect	(423)	(416)	Income tax expense
Net of tax	698	670
Total reclassification for the period, net of tax	$86	$497
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$46,801	$37,129	$17,167	$25,251
Unused lines of credit	908	196,978	1,265	177,004
Standby letters of credit	—	14,427	—	14,646

On March 23, 2016, the Bank received a summons and complaint for an action brought in the State of New York Supreme Court for the County of Tompkins, regarding its lease of 202 East State Street, Ithaca, NY. The owner of the leased premises has alleged that the Bank has breached its contract and is requesting a judgment declaring that the term of the lease runs through December 31, 2025 or a judgment in his favor in the amount of $4.0 million. On July 25, 2016, the Corporation received Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins, involving claims by the owner of the leased premises at 202 East State Street, Ithaca, New York against the Bank. The Court granted, in part, partial summary judgment in favor of the plaintiff - on the issue of liability only- for anticipatory breach and breach of contract. The fraud claims were dismissed, and summary judgment was denied on the plaintiff’s trespass claims. The Court set the matter down for an inquest on damages at a later date, with the original claim by the plaintiff seeking $4.0 million in damages. While the Corporation’s attorneys are assessing the merits of an appeal based on the information contained in the Court’s ruling, the Corporation established a legal reserve of $1.2 million in connection with this case during the second quarter of 2016. No changes in the status of the case have occurred during the third quarter of 2016.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Qualified Pension Plan
Service cost, benefits earned during the period	$298	$354	$892	$1,061
Interest cost on projected benefit obligation	470	457	1,410	1,371
Expected return on plan assets	(756)	(824)	(2,267)	(2,471)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	1	2	5	7
Amortization of unrecognized net loss	383	369	1,150	1,106
Net periodic pension cost	$396	$358	$1,190	$1,074

Supplemental Pension Plan
Service cost, benefits earned during the period	$11	$11	$32	$33
Interest cost on projected benefit obligation	13	13	39	37
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	6	12	19	38
Net periodic supplemental pension cost	$30	$36	$90	$108

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$11	$11	$35	$35
Interest cost on projected benefit obligation	18	16	53	48
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(23)	(24)	(72)	(72)
Amortization of unrecognized net loss	7	3	19	7
Net periodic postretirement, medical and life cost	$13	$6	$35	$18

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

	Three months ended September 30, 2016
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$14,022	$—	$3	$14,025
Interest expense	985	—	—	985
Net interest income	13,037	—	3	13,040
Provision for loan losses	1,050	—	—	1,050
Net interest income after provision for loan losses	11,987	—	3	11,990
Other non-interest income	3,240	2,027	168	5,435
Other non-interest expenses	11,888	1,293	290	13,471
Income (loss) before income tax expense (benefit)	3,339	734	(119)	3,954
Income tax expense (benefit)	974	277	(42)	1,209
Segment net income (loss)	$2,365	$457	$(77)	$2,745

	Three months ended September 30, 2015
	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$13,594	$—	$1	$13,595
Interest expense	904	—	—	904
Net interest income	12,690	—	1	12,691
Provision for loan losses	307	—	—	307
Net interest income after provision for loan losses	12,383	—	1	12,384
Other non-interest income	2,622	2,122	168	4,912
Other non-interest expenses	12,113	1,357	164	13,634
Income (loss) before income tax expense (benefit)	2,892	765	5	3,662
Income tax expense (benefit)	935	292	(16)	1,211
Segment net income (loss)	$1,957	$473	$21	$2,451

	Nine months ended September 30, 2016
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$41,893	$—	$6	$41,899
Interest expense	2,866	—	—	2,866
Net interest income	39,027	—	6	39,033
Provision for loan losses	2,033	—	—	2,033
Net interest income after provision for loan losses	36,994	—	6	37,000
Other non-interest income	9,516	6,240	496	16,252
Other non-interest expenses	37,805	4,251	993	43,049
Income (loss) before income tax expense (benefit)	8,705	1,989	(491)	10,203
Income tax expense (benefit)	2,591	751	(212)	3,130
Segment net income (loss)	$6,114	$1,238	$(279)	$7,073

Segment assets	$1,721,739	$4,398	$2,728	$1,728,865

	Nine months ended September 30, 2015
	Core Banking	WMG	Holding Company And CFS	Consolidated Totals
Interest and dividend income	$40,344	$—	$4	$40,348
Interest expense	2,668	—	—	2,668
Net interest income	37,676	—	4	37,680
Provision for loan losses	956	—	—	956
Net interest income after provision for loan losses	36,720	—	4	36,724
Other non-interest income	8,261	6,446	717	15,424
Other non-interest expenses	36,388	4,051	754	41,193
Income (loss) before income tax expense (benefit)	8,593	2,395	(33)	10,955
Income tax expense (benefit)	2,798	915	(62)	3,651
Segment net income	$5,795	$1,480	$29	$7,304

Segment assets	$1,626,100	$4,392	$1,147	$1,631,639

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

During January 2016 and 2015, 9,532 and 9,673 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $65 thousand and $52 thousand related to this compensation was recognized during the three month periods ended September 30, 2016 and 2015, respectively. An expense of $200 thousand and $188 thousand related to this compensation was recognized during the nine month periods ended September 30, 2016 and 2015, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended September 30, 2016 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2016	22,154	$28.12
Granted	—	—
Vested	(200)	30.08
Forfeited or cancelled	—	—
Nonvested at September 30, 2016	21,954	$28.16

A summary of restricted stock activity for the nine month period ended September 30, 2016 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2016	22,569	$28.09
Granted	—	—
Vested	(615)	25.41
Forfeited or cancelled	—	—
Nonvested at September 30, 2016	21,954	$28.16

As of September 30, 2016, there was $471 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.18 years.  The total fair value of shares vested was $17 thousand for both of the nine month periods ended September 30, 2016 and 2015.

NOTE 13    SUBSEQUENT EVENT

On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan will be frozen so that participants will no longer earn further retirement benefits. Due to the freezing of the pension plan, the Corporation amended its defined contribution profit sharing, savings, and investment plan (“401(k)”) for all active participants to supersede the current contribution formula used by the Corporation. Beginning on January 1, 2017 the Corporation will begin contributing a non-discretionary 3% of gross annual wages (as defined by the 401(k) plan) for each participant, regardless of the participant’s deferral, in addition to a 50% match up to 6% of gross annual wages. All new contributions made on or after January 1, 2017 will vest immediately. Additionally, on October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. These amendments did not impact the consolidated financial statements as of September 30, 2016.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the nine months ended September 30, 2016 and 2015.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2015 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2016, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2016	2016	2015	2015	2016	2015
(in thousands, except per share data)
RESULTS OF OPERATIONS
Interest income	$14,025	$13,925	$13,949	$13,896	$13,595	$41,899	$40,348
Interest expense	985	957	924	934	904	2,866	2,668
Net interest income	13,040	12,968	13,025	12,962	12,691	39,033	37,680
Provision for loan losses	1,050	388	595	615	307	2,033	956
Net interest income after provision for loan losses	11,990	12,580	12,430	12,347	12,384	37,000	36,724
Non-interest income	5,435	5,216	5,601	5,023	4,912	16,252	15,424
Non-interest expense	13,471	15,570	14,008	14,234	13,634	43,049	41,193
Income before income tax expense	3,954	2,226	4,023	3,136	3,662	10,203	10,955
Income tax expense	1,209	605	1,316	1,007	1,211	3,130	3,651
Net income	$2,745	$1,621	$2,707	$2,129	$2,451	$7,073	$7,304

Basic and diluted earnings per share	$0.58	$0.34	$0.57	$0.45	$0.52	$1.49	$1.55
Average basic and diluted shares outstanding	4,765	4,760	4,750	4,731	4,722	4,758	4,715

PERFORMANCE RATIOS
Return on average assets	0.65%	0.39%	0.67%	0.52%	0.62%	0.57%	0.62%
Return on average equity	7.55%	4.57%	7.73%	6.05%	7.05%	6.62%	7.12%
Return on average tangible equity (a)	9.14%	5.55%	9.45%	7.42%	8.71%	8.05%	8.83%
Efficiency ratio (a) (b)	71.28%	77.00%	76.89%	77.35%	75.25%	75.03%	75.78%
Non-interest expense to average assets	3.20%	3.75%	3.48%	3.49%	3.44%	3.47%	3.52%
Loans to deposits	80.62%	81.83%	82.75%	83.46%	80.96%	80.62%	80.96%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.16%	4.17%	4.21%	4.20%	4.22%	4.18%	4.25%
Yield on investments	1.73%	1.81%	2.07%	1.98%	1.89%	1.86%	1.87%
Yield on interest-earning assets	3.58%	3.60%	3.72%	3.66%	3.70%	3.63%	3.73%
Cost of interest-bearing deposits	0.21%	0.21%	0.20%	0.20%	0.20%	0.21%	0.20%
Cost of borrowings	3.15%	3.16%	2.66%	2.99%	3.03%	2.97%	2.80%
Cost of interest-bearing liabilities	0.36%	0.35%	0.35%	0.35%	0.35%	0.35%	0.35%
Interest rate spread	3.22%	3.25%	3.37%	3.31%	3.35%	3.28%	3.38%
Net interest margin, fully taxable equivalent	3.33%	3.36%	3.47%	3.42%	3.45%	3.38%	3.48%

CAPITAL
Total equity to total assets at end of period	8.38%	8.52%	8.58%	8.47%	8.50%	8.38%	8.50%
Tangible equity to tangible assets at end of period (a)	7.03%	7.12%	7.14%	6.99%	7.02%	7.03%	7.02%

Book value per share	$30.37	$30.12	$29.64	$28.96	$29.36	$30.37	$29.36
Tangible book value per share	25.13	24.81	24.28	23.53	23.85	25.13	23.85
Period-end market value per share	28.99	29.35	26.35	27.50	28.03	28.99	28.03
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.78	0.78

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,199,367	$1,192,786	$1,175,051	$1,151,469	$1,142,402	$1,189,105	$1,138,799
Earning assets	1,577,348	1,573,306	1,527,656	1,522,176	1,474,098	1,559,500	1,462,484
Total assets	1,674,492	1,669,654	1,620,547	1,617,322	1,570,818	1,656,313	1,564,346
Deposits	1,456,622	1,457,173	1,404,487	1,410,017	1,367,853	1,439,497	1,353,664
Total equity	144,631	142,746	140,864	139,697	137,855	142,745	137,079
Tangible equity (a)	119,504	117,374	115,240	113,812	111,693	117,372	110,628

ASSET QUALITY
Net charge-offs	$393	$247	$328	$377	$313	$968	$620
Non-performing loans (d)	12,903	12,429	12,774	12,232	12,368	12,903	12,368
Non-performing assets (e)	13,270	12,822	14,416	13,762	14,744	13,270	14,744
Allowance for loan losses	15,325	14,668	14,527	14,260	14,022	15,325	14,022

Annualized net charge-offs to average loans	0.13%	0.08%	0.11%	0.13%	0.11%	0.11%	0.07%
Non-performing loans to total loans	1.06%	1.03%	1.08%	1.05%	1.08%	1.06%	1.08%
Non-performing assets to total assets	0.77%	0.76%	0.88%	0.85%	0.90%	0.77%	0.90%
Allowance for loan losses to total loans	1.26%	1.22%	1.22%	1.22%	1.23%	1.26%	1.23%
Allowance for loan losses to non-performing loans	118.77%	118.01%	113.72%	116.58%	113.37%	118.77%	113.37%

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

(c) Loans and loans held for sale do not reflect the allowance for loan losses.
(d) Non-performing loans include non-accrual loans only.
(e) Non-performing assets include non-performing loans plus other real estate owned.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,
	2016	2015	Change	Percentage Change
Net interest income	$13,040	$12,691	$349	2.7%
Non-interest income	5,435	4,912	523	10.6%
Non-interest expenses	13,471	13,634	(163)	(1.2)%
Pre-provision income	5,004	3,969	1,035	26.1%
Provision for loan losses	1,050	307	743	242.0%
Income tax expense	1,209	1,211	(2)	(0.2)%
Net income	$2,745	$2,451	$294	12.0%

Basic and diluted earnings per share	$0.58	$0.52	$0.06	11.5%

Selected financial ratios:
Return on average assets	0.65%	0.62%
Return on average equity	7.55%	7.05%
Net interest margin, fully taxable equivalent	3.33%	3.45%
Efficiency ratio	71.28%	75.25%
Non-interest expenses to average assets	3.20%	3.44%

Net income for the third quarter of 2016 was $2.7 million, or $0.58 per share, compared with a net income of $2.5 million, or $0.52 per share, for the same period in the prior year.  Return on equity for the quarter was 7.55%, compared with 7.05% for the prior year quarter.  The increase in net income was driven by increases in net interest income and non-interest income and a reduction in non-interest expenses, offset by an increase in the provision for loan losses.

Net interest income
Net interest income increased $0.3 million, or 2.7%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio.

Non-interest income
Non-interest income increased $0.5 million, or 10.6%, compared to the same period in the prior year.  The increase was due primarily to increases in interchange revenue from debit card transactions, service charges on deposit accounts, and a net gain on security transactions, offset by a decrease in WMG fee income.

Non-interest expenses
Non-interest expenses decreased $0.2 million, or 1.2%, compared to the prior year quarter.  The decrease was due primarily to decreases in net occupancy expenses, data processing expenses, marketing and advertising expenses, and other non-interest expenses, offset by increases in salaries and wages and professional services. For the three months ended September 30, 2016, non-interest expenses to average assets was 3.20%, compared with 3.44% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.7 million, or 242.0%, compared to the same period in the prior year.  The increase was the result of the growth in the commercial mortgages portfolio, along with an increase in specific reserves on impaired loans. Net charge-offs were $0.4 million, compared with $0.3 million for the same period in the prior year.

	Nine Months Ended September 30,
	2016	2015	Change	Percentage Change
Net interest income	$39,033	$37,680	$1,353	3.6%
Non-interest income	16,252	15,424	828	5.4%
Non-interest expense	43,049	41,193	1,856	4.5%
Pre-provision income	12,236	11,911	325	2.7%
Provision for loan losses	2,033	956	1,077	112.7%
Income tax expense	3,130	3,651	(521)	(14.3)%
Net income	$7,073	$7,304	$(231)	(3.2)%

Basic and diluted earnings per share	$1.49	$1.55	$(0.06)	(3.9)%

Selected financial ratios:
Return on average assets	0.57%	0.62%
Return on average equity	6.62%	7.12%
Net interest margin, fully taxable equivalent	3.38%	3.48%
Efficiency ratio	75.03%	75.78%
Non-interest expense to average assets	3.47%	3.52%

Net income for the nine months ended September 30, 2016 was $7.1 million, or $1.49 per share, compared with a net income of $7.3 million, or $1.55 per share, for the same period in the prior year.  Return on equity for the nine months ended September 30, 2016 was 6.62%, compared with 7.12% for the same period in the prior year.  The decrease in net income from the prior year was driven by increases in non-interest expense and the provision for loan losses, offset by increases in net interest income and non-interest income and a reduction in income tax expense.

Net interest income
Net interest income increased $1.4 million, or 3.6%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio, interest and dividends from taxable securities, and interest income from interest-bearing deposits in other financial institutions, offset by an increase in interest expense from deposits.

Non-interest income
Non-interest income increased $0.8 million, or 5.4%, compared to the same period in the prior year.  The increase was due primarily to net gains on securities transactions and an increase in interchange revenue from debit card transactions, offset by decreases in WMG fee income, net gains (losses) on sales of other real estate owned, and other non-interest income.

Non-interest expenses
Non-interest expenses increased $1.9 million, or 4.5%, compared to the same period in the prior year.  The increase was due primarily to increases in salaries and wages, data processing expense, professional services, and other non-interest expenses, offset by decreases in amortization of intangible assets and other real estate owned expenses. For the nine months ended September 30, 2016, non-interest expenses to average assets was 3.47%, compared with 3.52% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $1.1 million, or 112.7%, compared to the same period in the prior year.  The increase was the result of the growth in the commercial mortgages portfolio, an increase in specific reserves on impaired loans, and an increase net charge-offs during the nine months ended September 30, 2016.  Net charge-offs were $1.0 million, compared with $0.6 million for the same period in the prior year.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2016 and 2015. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 69 of this Form 10-Q and pages 58-59 of the Corporation’s 2015 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2016	2015	Change	Percentage Change
Interest and dividend income	$14,025	$13,595	$430	3.2%
Interest expense	985	904	81	9.0%
Net interest income	$13,040	$12,691	$349	2.7%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense accrued on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2016 totaled $13.0 million compared with $12.7 million for the same period in the prior year, an increase of $0.3 million, or 2.7%.  Fully taxable equivalent net interest margin was 3.33% for the three months ended September 30, 2016 compared with 3.45% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $103.3 million in interest-earning assets.  The yield on average interest-earning assets decreased twelve basis points, while the cost of interest-bearing liabilities increased one basis point compared to the same period in the prior year.  The decline in the yield on interest-earning assets can be mostly attributed to a 25 basis point decline in the yield of commercial loans, offset by a 33 basis point increase in the yield of consumer loans.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change	Percentage Change
Interest and dividend income	$41,899	$40,348	$1,551	3.8%
Interest expense	2,866	2,668	198	7.4%
Net interest income	$39,033	$37,680	$1,353	3.6%

Net interest income for the nine months ended September 30, 2016 totaled $39.0 million compared with $37.7 million for the same period in the prior year, an increase of $1.4 million, or 3.6%.  Fully taxable equivalent net interest margin was 3.38% for the nine months ended September 30, 2016 compared with 3.48% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $97.0 million in interest-earning assets.  The yield on average interest-earning assets decreased ten basis points, while the cost of interest-bearing liabilities remained level compared to the same period in the prior year.  The decline in the yield on interest-earning assets can be mostly attributed to a 26 basis point decline in the yield of commercial loans, offset by a 33 basis point increase in the yield of consumer loans.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.  It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the three and nine months ended September 30, 2016 and 2015.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Commercial loans	$741,515	$7,967	4.27%	$660,407	$7,522	4.52%
Mortgage loans	197,292	1,950	3.93%	198,994	2,007	4.00%
Consumer loans	260,559	2,623	4.00%	283,001	2,620	3.67%
Taxable securities	268,388	1,225	1.82%	260,603	1,238	1.88%
Tax-exempt securities	43,692	329	3.00%	44,871	327	2.89%
Interest-bearing deposits	65,902	85	0.51%	26,222	17	0.26%
Total interest-earning assets	1,577,348	14,179	3.58%	1,474,098	13,731	3.70%

Non-earning assets:
Cash and due from banks	27,420			52,793
Premises and equipment, net	29,575			30,597
Other assets	50,397			24,803
Allowance for loan losses	(14,783)			(14,181)
AFS valuation allowance	4,535			2,708
Total assets	$1,674,492			$1,570,818

Interest-bearing liabilities:
Interest-bearing demand deposits	$122,030	$27	0.09%	$123,604	$26	0.08%
Savings and insured money market deposits	769,855	392	0.20%	675,841	313	0.18%
Time deposits	154,618	142	0.37%	176,480	161	0.36%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	53,619	424	3.15%	52,906	404	3.03%
Total interest-bearing liabilities	1,100,122	985	0.36%	1,028,831	904	0.35%

Non-interest-bearing liabilities:
Demand deposits	410,119			391,929
Other liabilities	19,620			12,203
Total liabilities	1,529,861			1,432,963
Shareholders' equity	144,631			137,855
Total liabilities and shareholders’ equity	$1,674,492			$1,570,818
Fully taxable equivalent net interest income		13,194			12,827
Net interest rate spread (1)			3.22%			3.35%
Net interest margin, fully taxable equivalent (2)			3.33%			3.45%
Taxable equivalent adjustment		(154)			(136)
Net interest income		$13,040			$12,691
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$727,824	$23,617	4.33%	$650,108	$22,328	4.59%
Mortgage loans	196,799	5,806	3.94%	198,618	6,070	4.09%
Consumer loans	264,482	7,784	3.93%	290,073	7,812	3.60%
Taxable securities	277,346	3,947	1.90%	250,859	3,494	1.86%
Tax-exempt securities	45,824	1,042	3.04%	41,228	989	3.21%
Interest-bearing deposits	47,225	180	0.51%	31,598	60	0.25%
Total interest-earning assets	1,559,500	42,376	3.63%	1,462,484	40,753	3.73%

Non-earning assets:
Cash and due from banks	26,867			58,623
Premises and equipment, net	29,696			31,331
Other assets	51,564			22,349
Allowance for loan losses	(14,592)			(14,055)
AFS valuation allowance	3,278			3,614
Total assets	$1,656,313			$1,564,346

Interest-bearing liabilities:
Interest-bearing demand deposits	$132,988	$106	0.11%	$125,285	$76	0.08%
Savings and insured money market deposits	743,808	1,060	0.19%	659,994	881	0.18%
Time deposits	160,352	441	0.37%	186,687	521	0.37%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	56,605	1,259	2.97%	56,862	1,190	2.80%
Total interest-bearing liabilities	1,093,753	2,866	0.35%	1,028,828	2,668	0.35%

Non-interest-bearing liabilities:
Demand deposits	402,349			381,698
Other liabilities	17,466			16,741
Total liabilities	1,513,568			1,427,267
Shareholders' equity	142,745			137,079
Total liabilities and shareholders’ equity	$1,656,313			$1,564,346
Fully taxable equivalent net interest income		39,510			38,085
Net interest rate spread (1)			3.28%			3.38%
Net interest margin, fully taxable equivalent (2)			3.38%			3.48%
Taxable equivalent adjustment		(477)			(405)
Net interest income		$39,033			$37,680

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2016 and 2015.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2016 vs. 2015
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$445	$881	$(436)
Mortgage loans	(57)	(19)	(38)
Consumer loans	3	(219)	222
Taxable investment securities	(13)	30	(43)
Tax-exempt investment securities	2	(9)	11
Interest-earning deposits	68	41	27
Total interest and dividend income, fully taxable equivalent	448	705	(257)

Interest expense on:
Interest-bearing demand deposits	1	—	1
Savings and insured money market deposits	79	44	35
Time deposits	(19)	(22)	3
FHLBNY advances, securities sold under agreements to repurchase and other debt	20	5	15
Total interest expense	81	27	54
Net interest income, fully taxable equivalent	$367	$678	$(311)

	Nine Months Ended September 30, 2016 vs. 2015
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,289	$2,597	$(1,308)
Mortgage loans	(264)	(53)	(211)
Consumer loans	(28)	(719)	691
Taxable investment securities	453	377	76
Tax-exempt investment securities	53	108	(55)
Interest-earning deposits	120	38	82
Total interest and dividend income	1,623	2,348	(725)

Interest expense on:
Interest-bearing demand deposits	30	5	25
Savings and insured money market deposits	179	124	55
Time deposits	(80)	(80)	—
FHLBNY advances, securities sold under agreements to repurchase and other debt	69	(5)	74
Total interest expense	198	44	154
Net interest income, fully taxable equivalent	$1,425	$2,304	$(879)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the third quarter of 2016 and 2015 were $1.1 million and $0.3 million, respectively.  Provision for loan losses for the nine months ended September 30, 2016 and 2015 were $2.0 million and $1.0 million, respectively. Net charge-offs for the third quarter were $0.4 million compared with $0.3 million for the same period in the prior year.  Net charge-offs for the nine months ended September 30, 2016 and 2015 were $1.0 million and $0.6 million, respectively. The increase in the provision for loan losses for the three and nine months ended September 30, 2016, compared to the same period in the prior year, was due to increases in the commercial mortgage portfolio and specific reserves on impaired loans.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2016	2015	Change	Percentage Change
WMG fee income	$2,027	$2,122	$(95)	(4.5)%
Service charges on deposit accounts	1,361	1,275	86	6.7%
Interchange revenue from debit card transactions	1,203	831	372	44.8%
Net gains on securities transactions	75	(11)	86	N/M
Net gains on sales of loans held for sale	115	89	26	29.2%
Net gains (losses) on sales of other real estate owned	10	—	10	N/M
Income from bank owned life insurance	19	19	—	—%
CFS fee and commission income	108	164	(56)	(34.1)%
Other	517	423	94	22.2%
Total non-interest income	$5,435	$4,912	$523	10.6%

Total non-interest income for the third quarter of 2016 increased $0.5 million compared with the same period in the prior year.  The increase was mostly due to increases in interchange revenue from debit card transactions, net gains on securities transactions, and other non-interest income, offset by decreases in WMG fee income and CFS fee and commission income.

WMG fee income
WMG fee income decreased compared to the same period in the prior year due to a decline in assets under management or administration.

Interchange revenue from debit card transactions
Interchange revenue from debit card transactions increased compared to the same period in the prior year due to the recognition of an incremental volume bonus related to the rebranding of the Bank's credit cards in 2015.

Net gains on securities transactions
Net gains on securities transactions increased compared to the same period in the prior year due to a $0.1 million net gain on the sale of $15.0 million in obligations of U.S. Government sponsored enterprises during the third quarter of 2016.

CFS fee and commission income
CFS fee and commission income decreased compared to the same period in the prior year due to a decrease in commissions from insurance annuity products.

Other
Other non-interest income increased due to a profit distribution from an investment in a small business investment company, along with an increase in other service fees.

	Nine Months Ended September 30,
	2016	2015	Change	Percentage Change
WMG fee income	$6,240	$6,446	$(206)	(3.2)%
Service charges on deposit accounts	3,781	3,637	144	4.0%
Interchange revenue from debit card transactions	3,035	2,499	536	21.4%
Net gains on securities transactions	983	291	692	237.8%
Net gains on sales of loans held for sale	273	239	34	14.2%
Net gains (losses) on sales of other real estate owned	(6)	120	(126)	N/M
Income from bank owned life insurance	55	56	(1)	(1.8)%
CFS fee and commission income	445	716	(271)	(37.8)%
Other	1,446	1,420	26	1.8%
Total non-interest income	$16,252	$15,424	$828	5.4%

Total non-interest income for the nine months ended 2016 increased $0.8 million compared with the same period in the prior year.  The increase was mostly due to increases in interchange revenue from debit card transactions and net gains on securities transactions, offset by decreases in WMG fee income, net gains (losses) on sales of other real estate owned, and CFS fee and commission income.

WMG fee income
WMG fee income decreased compared to the same period in the prior year due to a decline in assets under management or administration.

Interchange revenue from debit card transactions
Interchange revenue from debit card transactions increased compared to the same period in the prior year due to the recognition of an incremental volume bonus related to the rebranding of the Bank's credit cards in 2015 and an increase in the number of transactions.

Net gains on securities transactions
Net gains on securities transactions increased due to a $0.9 million net gain on the sale of $14.5 million in U.S. Treasuries and $0.1 million net gain on the sale of $15.0 million in obligations of U.S. Government sponsored enterprises, as compared to a $0.3 million net gain on the sale of $48.3 million in U.S. Government sponsored enterprises and Treasury securities during the same period in the prior year.

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

Other
Other non-interest income increased due to a profit distribution from an investment in a small business investment company, along with an increase in other service fees, offset by a decline in rental income from other real estate owned properties, which were sold in 2015.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2016	2015	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,355	$5,135	$220	4.3%
Pension and other employee benefits	1,573	1,562	11	0.7%
Total compensation expense	6,928	6,697	231	3.4%

Non-compensation expenses:
Net occupancy expenses	1,503	1,701	(198)	(11.6)%
Furniture and equipment expenses	685	742	(57)	(7.7)%
Data processing expenses	1,624	1,751	(127)	(7.3)%
Professional services	502	200	302	151.0%
Amortization of intangible assets	245	277	(32)	(11.6)%
Marketing and advertising expenses	101	208	(107)	(51.4)%
Other real estate owned expenses	41	79	(38)	(48.1)%
FDIC insurance	324	277	47	17.0%
Loan expense	162	212	(50)	(23.6)%
Other	1,356	1,490	(134)	(9.0)%
Total non-compensation expenses	6,543	6,937	(394)	(5.7)%
Total non-interest expenses	$13,471	$13,634	$(163)	(1.2)%

Total non-interest expenses for the third quarter of 2016 decreased $0.2 million compared with the same period in the prior year.  The decrease was due to a decrease in non-compensation expenses, offset by an increase in compensation expense.

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

Non-compensation expenses
Non-compensation expenses decreased compared to the same period in the prior year due primarily to decreases in net occupancy expenses, furniture and equipment expenses, data processing expenses, marketing and advertising expenses, and other non-interest expense, offset by an increase in professional services. The decrease in net occupancy expenses and furniture and equipment expenses can be attributed to the closure of the branch office at 202 East State Street in Ithaca, NY at the end of May 2016. The increase in professional services can be attributed to consulting services associated with the incremental volume bonus related to the rebranding of the Bank’s credit cards in 2015.

	Nine Months Ended September 30,
	2016	2015	Change	Percentage Change
Compensation expense:
Salaries and wages	$15,720	$15,423	$297	1.9%
Pension and other employee benefits	4,894	4,848	46	0.9%
Total compensation expense	20,614	20,271	343	1.7%

Non-compensation expenses:
Net occupancy expenses	5,287	5,308	(21)	(0.4)%
Furniture and equipment expenses	2,286	2,264	22	1.0%
Data processing expenses	5,058	4,864	194	4.0%
Professional services	1,418	889	529	59.5%
Amortization of intangible assets	748	866	(118)	(13.6)%
Marketing and advertising expenses	648	714	(66)	(9.2)%
Other real estate owned expenses	150	387	(237)	(61.2)%
FDIC insurance	895	843	52	6.2%
Loan expense	462	527	(65)	(12.3)%
Other	5,483	4,260	1,223	28.7%
Total non-compensation expenses	22,435	20,922	1,513	7.2%
Total non-interest expenses	$43,049	$41,193	$1,856	4.5%

Total non-interest expenses for the nine months ended 2016 increased $1.9 million compared with the same period in the prior year.  The increase was due to an increase in compensation expense and non-compensation expenses.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to an increase in salaries and wages and pension and other employee benefits.  The increase in salaries and wages can be attributed to an increase in the incentive compensation plan for 2016, offset by a reduction in full-time equivalent employees. The increase in pension and other employee benefits can be attributed to an increase in pension and health care costs, offset by a decrease in payroll tax expense, due to a decline in full-time equivalent employees.

Non-compensation expenses
Non-compensation expenses increased compared to the same period in the prior year due primarily to increases in data processing expenses, professional services, and other non-interest expense, offset by decreases in amortization of intangible assets and other real estate owned expenses. The increase in professional services can be attributed to start-up costs associated with the establishment of CRM, which was completed in May 2016, and consulting services associated with the incremental volume bonus related to the rebranding of the Bank’s credit cards in 2015. The increase in other non-interest expenses can be attributed to the establishment of a $1.2 million legal reserve relating to Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins in connection with the lease dispute noted within Form 8-K filed with the SEC on July 28, 2016. The decrease in other real estate owned expenses can be attributed to the sale of properties in 2015 and 2016.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2016	2015	Change	Percentage Change
Income before income tax expense	$3,954	$3,662	$292	8.0%
Income tax expense	1,209	1,211	(2)	(0.2)%
Effective tax rate	30.6%	33.1%

The decrease in the effective tax rate can be attributed to changes in the mix of income and expense subject to U.S. federal, state, and local income taxes. These changes include an increase in the income generated by CCTC Funding, Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

	Nine Months Ended September 30,
	2016	2015	Change	Percentage Change
Income before income tax expense	$10,203	$10,955	$(752)	(6.9)%
Income tax expense	3,130	3,651	(521)	(14.3)%
Effective tax rate	30.7%	33.3%

The decrease in the effective tax rate can be attributed to changes in the mix of income and expense subject to U.S. federal, state, and local income taxes. These changes include an increase in the income generated by CCTC Funding, Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	September 30, 2016	December 31, 2015	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$135,504	$26,185	$109,319	417.5%
Total investment securities	312,254	354,183	(41,929)	(11.8)%

Loans, net of deferred loan fees	1,216,566	1,168,633	47,933	4.1%
Allowance for loan losses	(15,325)	(14,260)	(1,065)	7.5%
Loans, net	1,201,241	1,154,373	46,868	4.1%

Goodwill and other intangible assets, net	25,007	25,755	(748)	(2.9)%
Other assets	54,859	59,468	(4,609)	(7.8)%
Total assets	$1,728,865	$1,619,964	$108,901	6.7%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,508,944	$1,400,295	$108,649	7.8%
FHLBNY advances and other debt	53,895	64,429	(10,534)	(16.3)%
Other liabilities	21,214	17,998	3,216	17.9%
Total liabilities	1,584,053	1,482,722	101,331	6.8%

Total shareholders’ equity	144,812	137,242	7,570	5.5%
Total liabilities and shareholders’ equity	$1,728,865	$1,619,964	$108,901	6.7%
Cash and cash equivalents
The increase in cash and cash equivalents can be attributed to maturities, pay-downs, and the sale of available for sale securities and an increase in deposits, offset by an increase in total loans and the pay down of FHLB overnight advances.

Investment securities
The decrease in investment securities can be mostly attributed to the the sale of $14.5 million in U.S. treasuries in the first quarter and $15.0 million in obligations of U.S. Government sponsored enterprises in the third quarter, along with $60.3 million in maturities of agencies and pay-downs on mortgage backed securities, offset by additional purchases of $1.8 million in obligations of states and political subdivisions and $46.4 million in mortgaged-backed securities during the third quarter.

Loans, net
The increase in total loans can be attributed to increases of $69.3 million in commercial mortgages and $1.9 million in residential mortgages, offset by decreases in commercial and agriculture of $9.3 million, indirect consumer of $9.8 million, and other consumer of $4.1 million. The increase in the allowance for loan losses can be mostly attributed to increases in the commercial loan portfolio and impaired loans.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The decrease in other assets can be mostly attributed to the sale of one property within other real estate owned, depreciation of premises and equipment and a decline in loans held for sale and the deferred tax asset, offset by an increase in capital leases related to relocation of the Clifton Park, NY branch to a new location during the second quarter of 2016.

Deposits
The increase in deposits can be attributed to increases of $22.0 million in non-interest bearing demand deposits, $18.9 million in interest-bearing demand deposits, $81.6 million in money market accounts, and $3.8 million in savings deposits. Partially offsetting the increases noted above was a decrease of $17.7 million in time deposits. The changes in money market accounts and demand deposits can be attributed to the seasonal inflow of deposits of municipal clients.

FHLBNY advances and other debt
FHLBNY overnight advances were paid off with the increase in deposits received from municipal clients, offset by an additional capital lease obligation related to the relocation of the Clifton Park, NY branch to a new location.

Other liabilities
The increase in other liabilities can be mostly attributed to the establishment of a $1.2 million legal reserve during the second quarter of 2016 relating to Notice of Entry of a decision and order of the New York Supreme Court for the County of Tompkins in connection with a lease dispute, along with increases in the interest rate swap liability and accrued expenses.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $7.1 million, a reduction of $0.8 million in treasury stock, and a decrease of $3.2 million in accumulated other comprehensive loss, offset by $3.7 million in dividends declared during the year.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.714 billion at September 30, 2016, including $293.0 million of assets held under management or administration for the Corporation, compared with $1.856 billion at December 31, 2015, including $304.1 million of assets held under management or administration for the Corporation, a decrease of $141.6 million, or 7.6%. The decrease can be attributed to the loss of one large non-profit customer during the first quarter of 2016.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	September 30, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$—	$—	—%	$14,507	$14,784	4.3%
Obligations of U.S. Government sponsored enterprises	38,312	38,711	12.8%	84,923	85,382	24.8%
Mortgage-backed securities, residential and collateralized mortgage obligations	219,847	222,671	73.4%	199,680	198,366	57.5%
Obligations of states and political subdivisions	39,724	40,552	13.4%	43,695	44,426	12.9%
Other securities	1,120	1,325	0.4%	1,675	1,862	0.5%
Total	$299,003	$303,259	100.0%	$344,480	$344,820	100.0%

The available for sale segment of the securities portfolio totaled $303.3 million at September 30, 2016, a decrease of $41.6 million, or 12.1%, from $344.8 million at December 31, 2015.  The decrease resulted primarily from the sale of $14.5 million in U.S.

Treasuries in the first quarter and $15.0 million in obligations of U.S. Government sponsored enterprises during the third quarter, along with $60.3 million in maturities of obligations of U.S. Government sponsored enterprises and pay-downs on mortgage-backed securities, offset by additional purchases of $1.8 million in obligations of states and political subdivisions and $46.4 million in mortgage-backed securities.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $4.5 million at September 30, 2016, a decrease of $0.1 million, or 1.4%, from $4.6 million at December 31, 2015.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2015 to September 30, 2016 (in thousands):

LOANS
	September 30, 2016	December 31, 2015	Dollar Change	Percentage Change
Commercial and agricultural	$183,914	$193,233	$(9,319)	(4.8)%
Commercial mortgages	575,761	506,478	69,283	13.7%
Residential mortgages	197,665	195,778	1,887	1.0%
Indirect consumer loans	141,489	151,327	(9,838)	(6.5)%
Other consumer loans	117,737	121,817	(4,080)	(3.3)%
Total loans, net of deferred loan fees	$1,216,566	$1,168,633	$47,933	4.1%

Portfolio loans totaled $1.217 billion at September 30, 2016, an increase of $47.9 million, or 4.1%, from $1.169 billion at December 31, 2015.  The increase in loans can be attributed to increases of $69.3 million million in commercial mortgages and $1.9 million in residential mortgages, offset by decreases of $9.3 million in commercial and agricultural loans, $9.8 million in indirect consumer loans, and $4.1 million in other consumer loans. The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.  The decline in indirect consumer loans was a result of the Corporation’s decision not to reduce pricing to compete on new car loans.

Residential mortgage loans totaled $197.7 million at September 30, 2016, an increase of $1.9 million, or 1.0%, from December 31, 2015.  In addition, during the nine months ended September 30, 2016, $11.3 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $1.2 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	September 30, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Chemung Canal Trust Company*	$648,946	$683,137	$724,099	$687,256	$645,808
Capital Bank Division	567,620	485,496	397,475	308,610	247,709
Total loans	$1,216,566	$1,168,633	$1,121,574	$995,866	$893,517
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At September 30, 2016 and December 31, 2015, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 44.4% and 40.6% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2016 and December 31, 2015.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	September 30, 2016	December 31, 2015
Non-accrual loans	$7,971	$7,821
Non-accrual troubled debt restructurings	4,932	4,411
Total non-performing loans	12,903	12,232
Other real estate owned	367	1,530
Total non-performing assets	$13,270	$13,762

Ratio of non-performing loans to total loans	1.06%	1.05%
Ratio of non-performing assets to total assets	0.77%	0.85%
Ratio of allowance for loan losses to non-performing loans	118.77%	116.58%

Accruing loans past due 90 days or more (1)	$12	$18
Accruing troubled debt restructurings (1)	6,023	7,609
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $12.9 million at September 30, 2016, or 1.06% of total loans, compared with $12.2 million at December 31, 2015, or 1.05% of total loans. The increase in non-performing loans at September 30, 2016 was primarily in the residential mortgage and consumer loan segments of the loan portfolio, offset by commercial mortgage. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $13.3 million, or 0.77% of total assets, at September 30, 2016, compared with $13.8 million, or 0.85% of total assets, at December 31, 2015.

Not included in non-performing loan totals are $1.8 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $12.0 thousand at September 30, 2016, a decrease of $6.0 thousand from December 31, 2015.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of September 30, 2016, the Corporation had $4.9 million of non-accrual TDRs compared with $4.4 million as of December 31, 2015.  As of September 30, 2016, the Corporation had $6.0 million of accruing TDRs compared with $7.6 million as of December 31, 2015.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at September 30, 2016 totaled $13.2 million, including TDRs of $11.0 million, compared to $15.0 million at December 31, 2015, including TDRs of $12.0 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to decreases in the commercial and agricultural and commercial mortgage loans.  Included in the recorded investment of impaired loans at September 30, 2016, are loans totaling $5.7 million for which impairment allowances of $2.0 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2015, the impaired loan total included $5.2 million of loans for which specific impairment allowances of $1.6 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $15.3 million at September 30, 2016, up from $14.3 million at December 31, 2015.  The ratio of allowance for loan losses to total loans was 1.26% at September 30, 2016, up from 1.22% at December 31, 2015, respectively.  Net charge-offs for the nine months ended September 30, 2016 and 2015 were $1.0 million and $0.6 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the nine months ended September 30, 2016 and 2015 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$14,260	$13,686

Charge-offs:
Commercial and agricultural	121	113
Commercial mortgages	52	29
Residential mortgages	65	32
Consumer loans	995	917
Total charge-offs	1,233	1,091

Recoveries:
Commercial and agricultural	65	64
Commercial mortgages	10	101
Residential mortgages	—	—
Consumer loans	190	306
Total recoveries	265	471

Net charge-offs	968	620
Provision for loan losses	2,033	956
Balance at end of period	$15,325	$14,022

Ratio of net charge-offs to average loans outstanding	0.11%	0.07%
Ratio of allowance for loan losses to total loans outstanding	1.26%	1.23%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2015 to September 30, 2016 (in thousands):

DEPOSITS
	September 30, 2016	December 31, 2015	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$424,243	$402,236	$22,007	5.5%
Interest-bearing demand deposits	149,527	130,573	18,954	14.5%
Insured money market accounts	579,211	497,658	81,553	16.4%
Savings deposits	207,544	203,749	3,795	1.9%
Time deposits	148,419	166,079	(17,660)	(10.6)%
Total	$1,508,944	$1,400,295	$108,649	7.8%

Deposits totaled $1.509 billion at September 30, 2016 compared with $1.400 billion at December 31, 2015, an increase of $108.6 million, or 7.8%. The increase was attributable to increases of $22.0 million in non-interest bearing demand deposits, $19.0 million in interest-bearing demand deposits, $81.6 million in money market accounts, and $3.8 million in savings deposits. These items were offset by a decrease of $17.7 million in time deposits. The changes in money market accounts can be attributed to new municipal clients, along with the seasonal inflow of deposits from current municipal clients.  At September 30, 2016, demand deposit and money market accounts comprised 76.4% of total deposits compared with 73.6% at December 31, 2015.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Chemung Canal Trust Company*	$1,305,460	$1,219,282	$1,119,377	$1,097,920	$888,181
Capital Bank Division	203,484	181,013	160,637	168,336	159,316
Total loans	$1,508,944	$1,400,295	$1,280,014	$1,266,256	$1,047,497
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of September 30, 2016 and December 31, 2015. Deposits obtained through the CDARS and ICS programs were $234.3 million and $165.0 million as of September 30, 2016 and December 31, 2015, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in addition to the seasonal inflow of current municipal client balances.

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

Borrowings

The $13.9 million of FHLBNY overnight advances at December 31, 2015 were paid off with the increase in deposits from municipal clients.  Securities sold under agreements to repurchase increased $1.5 million from $28.5 million at December 31, 2015 to $30.0 million at September 30, 2016.  The increase in securities sold under agreements to repurchase was related to normal fluctuations in client accounts. The long-term capital lease obligation increased $1.9 million from $2.9 million at December 31, 2015 to $4.8 million at September 30, 2016. The increase in the long-term lease obligation was related to the relocation of the Clifton Park, NY branch to a new location during the second quarter, offset by monthly rental payments for the current capital leases.

Shareholders’ Equity

Shareholders’ equity was $144.8 million at September 30, 2016 compared with $137.2 million at December 31, 2015.  The increase was primarily due to earnings of $7.1 million and a reduction of $0.8 million in treasury stock and a decrease of $3.2 million in accumulated other comprehensive loss, offset by $3.7 million in dividends declared during the nine months ended September 30, 2016.  The total shareholders’ equity to total assets ratio was 8.38% at September 30, 2016 compared with 8.47% at December 31, 2015.  The tangible equity to tangible assets ratio was 7.03% at September 30, 2016 compared with 6.99% at December 31, 2015.  Book value per share increased to $30.37 at September 30, 2016 from $28.96 at December 31, 2015.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of September 30, 2016, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

Off-balance Sheet Arrangements

See Note 9 – Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Subsequent Event

On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan will be frozen so that participants will no longer earn further retirement benefits. Due to the freezing of the pension plan, the Corporation amended its defined contribution profit sharing, savings, and investment plan (“401(k)”) for all active participants to supersede the current contribution formula used by the Corporation. Beginning on January 1, 2017 the Corporation will begin contributing a non-discretionary 3% of gross annual wages (as defined by the 401(k) plan) for each participant, regardless of the participant’s deferral, in addition to a 50% match up to 6% of gross annual wages. All contributions beginning January 1, 2017 will vest immediately. The Corporation expects these changes will have no impact on 2016 results. The Corporation expects the freezing of the pension plan will reduce the Corporation’s pension expense for fiscal year 2017 by approximately $2.6 million when compared to fiscal year 2016. The increase in the Corporation’s contribution to the 401(k) will increase the Corporation’s 401(k) expense for fiscal year 2017 by approximately $0.7 million when compared to fiscal year 2016.

Additionally, on October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. The Corporation expects not impact on the consolidated financial statements as of September 30, 2016, but will recognize a $0.3 million curtailment gain related to the amendment of the plan in the fourth quarter of 2016. The Corporation also expects that the freezing of the plan to new retirees will reduce the postretirement health care expense for fiscal year 2017 by approximately $0.1 million when compared to fiscal year 2016.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $120.7 million and $106.2 million at September 30, 2016 and December 31, 2015, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at September 30, 2016 and December 31, 2015.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$19,781	$10,057
Net cash used by investing activities	(3,218)	(60,824)
Net cash provided by financing activities	92,756	96,853
Net increase in cash and cash equivalents	$109,319	$46,086

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first nine months of 2016 and 2015 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used by investing activities during the first nine months of 2016 and 2015 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale offset by a net increase in loans.

Financing activities

Cash provided by financing activities during the first nine months of 2016 and 2015 predominantly resulted from an increase in deposits, offset by the redemption of FHLBYNY overnight advances that were no longer needed with the inflow of municipal deposits.

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

In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of September 30, 2016, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

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

The regulatory capital ratios as of September 30, 2016 and December 31, 2015 were calculated under Basel III rules and include the current 0.625% capital conservation buffer for 2016. At the present time, the ratios for the Bank are sufficient to meet the fully phased-in conservation buffer of 2.5% in 2019. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$144,139	11.88%	$97,034	8.00%	$104,615	8.625%	N/A	N/A
Bank	$139,157	11.50%	$96,819	8.00%	$104,383	8.625%	$121,023	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$128,883	10.63%	$72,776	6.00%	$80,357	6.625%	N/A	N/A
Bank	$123,995	10.25%	$72,614	6.00%	$80,178	6.625%	$96,819	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$128,883	10.63%	$54,582	4.50%	$62,163	5.125%	N/A	N/A
Bank	$123,995	10.25%	$54,460	4.50%	$62,024	5.125%	$78,665	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$128,883	7.82%	$65,888	4.00%	N/A	N/A	N/A	N/A
Bank	$123,995	7.54%	$65,768	4.00%	N/A	N/A	$82,210	5.00%

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$139,049	12.26%	$90,704	8.00%	N/A	N/A
Bank	$135,058	11.93%	$90,548	8.00%	$113,185	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$68,028	6.00%	N/A	N/A
Bank	$120,881	10.68%	$67,911	6.00%	$90,548	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$51,021	4.50%	N/A	N/A
Bank	$120,881	10.68%	$50,933	4.50%	$73,571	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$124,787	7.83%	$63,772	4.00%	N/A	N/A
Bank	$120,881	7.59%	$63,701	4.00%	$79,626	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At September 30, 2016, the Bank could, without prior approval, declare dividends of approximately $13.7 million.

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2016	2016	2015	2015	2016	2015
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$13,040	$12,968	$13,025	$12,962	$12,691	$39,033	$37,680
Fully taxable equivalent adjustment	154	159	164	149	136	477	405
Fully taxable equivalent net interest income (non-GAAP)	$13,194	$13,127	$13,189	$13,111	$12,827	$39,510	$38,085

Non-interest income (GAAP)	$5,435	$5,216	$5,601	$5,023	$4,912	$16,252	$15,424
Less: net (gains) losses on security transactions	(75)	—	(908)	(81)	11	(983)	(291)
Adjusted non-interest income (non-GAAP)	$5,360	$5,216	$4,693	$4,942	$4,923	$15,269	$15,133

Non-interest expense (GAAP)	$13,471	$15,570	$14,008	$14,234	$13,634	$43,049	$41,193
Less: amortization of intangible assets	(245)	(245)	(258)	(270)	(277)	(748)	(866)
Less: legal reserve	—	(1,200)	—	—	—	(1,200)	—
Adjusted non-interest expense (non-GAAP)	$13,226	$14,125	$13,750	$13,964	$13,357	$41,101	$40,327

Average interest-earning assets (GAAP)	$1,577,348	$1,573,306	$1,527,656	$1,522,176	$1,474,098	$1,559,500	$1,462,484

Net interest margin - fully taxable equivalent (non-GAAP)	3.33%	3.36%	3.47%	3.42%	3.45%	3.38%	3.48%
Efficiency ratio (non-GAAP)	71.28%	77.00%	76.89%	77.35%	75.25%	75.03%	75.78%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2016	2016	2015	2015	2016	2015
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$144,812	$143,409	$141,046	$137,242	$138,715	$144,812	$138,715
Less: intangible assets	(25,007)	(25,252)	(25,497)	(25,755)	(26,025)	(25,007)	(26,025)
Tangible equity (non-GAAP)	$119,805	$118,157	$115,549	$111,487	$112,690	$119,805	$112,690

Total assets (GAAP)	$1,728,865	$1,683,932	$1,643,226	$1,619,964	$1,631,639	$1,728,865	$1,631,639
Less: intangible assets	(25,007)	(25,252)	(25,497)	(25,755)	(26,025)	(25,007)	(26,025)
Tangible assets (non-GAAP)	$1,703,858	$1,658,680	$1,617,729	$1,594,209	$1,605,614	$1,703,858	$1,605,614

Total equity to total assets at end of period (GAAP)	8.38%	8.52%	8.58%	8.47%	8.50%	8.38%	8.50%
Book value per share (GAAP)	$30.37	$30.12	$29.64	$28.96	$29.36	$30.37	$29.36

Tangible equity to tangible assets at end of period (non-GAAP)	7.03%	7.12%	7.14%	6.99%	7.02%	7.03%	7.02%
Tangible book value per share (non-GAAP)	$25.13	$24.81	$24.28	$23.53	$23.85	$25.13	$23.85

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except ratio data)	2016	2016	2016	2015	2015	2016	2015
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$144,631	$142,746	$140,864	$139,697	$137,855	$142,745	$137,079
Less: average intangible assets	(25,127)	(25,372)	(25,624)	(25,885)	(26,162)	(25,373)	(26,451)
Average tangible equity (non-GAAP)	$119,504	$117,374	$115,240	$113,812	$111,693	$117,372	$110,628

Return on average equity (GAAP)	7.55%	4.57%	7.73%	6.05%	7.05%	6.62%	7.12%
Return on average tangible equity (non-GAAP)	9.14%	5.55%	9.45%	7.42%	8.71%	8.05%	8.83%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2016	2016	2015	2015	2016	2015
NON-GAAP NET INCOME
Reported net income (GAAP)	$2,745	$1,621	$2,707	$2,129	$2,451	$7,073	$7,304
Net (gains) losses on security transactions (net of tax)	(47)	—	(565)	(50)	7	(612)	(180)
Legal reserve	—	747	—	—	—	747	—
Non- GAAP net income	$2,698	$2,368	$2,142	$2,079	$2,458	$7,208	$7,124

Average basic and diluted shares outstanding	4,765	4,760	4,750	4,731	4,722	4,758	4,715

Reported basic and diluted earnings per share (GAAP)	$0.58	$0.34	$0.57	$0.45	$0.52	$1.49	$1.55
Reported return on average assets (GAAP)	0.65%	0.39%	0.67%	0.52%	0.62%	0.57%	0.62%
Reported return on average equity (GAAP)	7.55%	4.57%	7.73%	6.05%	7.05%	6.62%	7.12%

Non-GAAP basic and diluted earnings per share	$0.57	$0.50	$0.45	$0.44	$0.52	$1.51	$1.51
Non-GAAP return on average assets	0.64%	0.57%	0.53%	0.51%	0.62%	0.58%	0.61%
Non-GAAP return on average equity	7.42%	6.67%	6.12%	5.90%	7.07%	6.75%	6.95%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At September 30, 2016, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 12.17% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 8.08%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 6.52% and 12.28%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At September 30, 2016, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 12.29% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.98%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 8.58% and 6.13%, respectively.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2016.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/16-7/31/16	—	$—	—	121,906
8/1/16-8/31/16	—	—	—	121,906
9/1/16-9/30/16	—	—	—	121,906
Quarter ended 6/30/16	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended September 30, 2016, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 2, 2016	By: /s/ Ronald M. Bentley
Ronald M. Bentley Chief Executive Officer (Principal Executive Officer)

DATED: November 2, 2016	By: /s/ Karl F. Krebs
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