Form 10-K
period 2016-12-31
CHEMUNG FINANCIAL CORP
filed 2017-03-08
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 OR

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
YES ☐ NO ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was $106,886,844.

As of March 7, 2017, there were 4,731,487 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2017 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

ALCO	Asset-Liability Committee
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel I	The First Basel Accord of the Basel Committee on Banking Supervision
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAPM	Capital Asset Pricing Model
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRA	Community Reinvestment Act
CRM	Chemung Risk Management, Inc.
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHLBNY	Federal Home Loan Bank of New York
FICO	Financing Corporation
FINRA	Financial Industry Regulatory Authority
FOFC	Fort Orange Financial Corporation
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
GLB Act	Gramm-Leach-Bliley Act
ICS	Insured Cash Sweep Service
IPS	Investment Policy Statement
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System

N/M	Not meaningful
NYSDFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
RESPA	Real Estate Settlement Procedures Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
TDRs	Troubled debt restructurings
TILA	Truth in Lending Act
TRID Rule	TILA-RESPA Integrated Disclosure Rule
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
WMG	Wealth Management Group

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
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

The Corporation became a financial holding company in June 2000.  Financial holding company status provided the Corporation with the flexibility to offer an array of financial services, such as insurance products, mutual funds, and brokerage services, which provide additional sources of fee based income and allow the Corporation to better serve its customers. The Corporation established a financial services subsidiary, CFS, in September 2001 which offers non-banking financial services such as mutual funds, annuities, brokerage services, insurance and tax preparation services. The Corporation established a captive insurance subsidiary, CRM, based in the State of Nevada in May 2016, which insures gaps in commercial coverage and uninsured exposures in the Corporation's current insurance coverages and allows the Corporation to strengthen its overall risk management program.

The Corporation’s Board of Directors has concluded that the expansion of the franchise’s geographic footprint, an increase in the Bank’s earning assets, and the generation of new sources of non-interest income are important components of its strategic plan.  Towards that end, in recent years it has completed the following transactions:

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

•
On November 23, 2013, the Bank completed the acquisition of six branch offices from Bank of America located in Cayuga, Cortland, Seneca, and Tompkins counties in New York.  As part of the transaction, the Corporation acquired $177.7 million in deposits and $1.2 million in loans.

As a result of these transactions and organic growth, the Corporation had $1.657 billion in assets, $1.200 billion in loans, $1.456 billion in deposits and $143.7 million in shareholders’ equity at December 31, 2016.

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

Description of Business

The Corporation, through the Bank and CFS, provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services.  The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income, and fees received in connection with deposit and other services.  The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

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

In order to compete with other financial services companies, the Corporation relies upon personal relationships established with clients by its officers, employees, and directors.  The Corporation has maintained a strong community orientation by supporting the active participation of officers and employees in local charitable, civic, school, religious, and community development activities.  The Corporation believes that its emphasis on local relationship banking together with a prudent approach to lending are important factors in its success and growth.

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

Lending Authority

The Board of Directors establishes the lending policies, underwriting standards, and loan approval limits of the Bank.  In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority.  These officers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.  The Bank recognizes that exceptions to the lending policies may occasionally occur and has established procedures for approving exceptions to these policies.

In underwriting loans, primary emphasis is placed on the borrower’s financial condition, including ability to generate cash flow to support the debt and other cash expenses.  In addition, substantial consideration is given to collateral value and marketability as well as the borrower’s character, reputation and other relevant factors.  Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency, and other relevant factors associated with the loans.  Competition from other financial services companies also impacts interest rates charged on loans.

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

The consumer loan segment includes home equity lines of credit and home equity loans, which exhibit many of the same risk characteristics as residential mortgages.  Indirect and other consumer loans may entail greater credit risk than residential mortgage and home equity loans, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles, recreational vehicles, or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances such as job loss, illness, or personal bankruptcy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Funding Sources

The Corporation’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings and funds generated from operations of the Bank.  The Bank also has access to advances from the FHLBNY, other financial institutions, and the FRBNY.  Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions.

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

The Corporation has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Under the policy, derivative financial instruments with counterparties, who are not customers, are limited to a national financial institution. Cash and/or certain qualified securities are required to serve as collateral when exposures exceed $100 thousand, with a minimum collateral coverage of $150 thousand. The credit worthiness of the counterparty is reviewed internally by the Bank's credit department.

Wealth Management Strategy

With $1.721 billion of assets under management or administration at year-end 2016, including $294.9 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of non-interest income.  Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services.  The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

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

Except for the formation of CRM, the Corporation's Nevada-based captive insurance subsidiary, there were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2016.

Market Area and Competition

The Bank operates 33 branch offices located in 11 counties in New York and Bradford County in Pennsylvania.  Bank branch offices are located in the following New York counties:  Chemung, where the Bank is headquartered, Broome, Cayuga, Cortland, Schuyler, Seneca, Steuben, Tioga and Tompkins.  The Bank also operates under the name “Capital Bank, a division of Chemung Canal Trust Company,” with branch offices located in Albany and Saratoga counties in New York.

Albany and Saratoga counties rely heavily on business related to New York State government activities, the nanotechnology industry, and colleges located within these counties.  Tompkins County is dominated by the presence of Cornell University and Ithaca College.  The world headquarters of Corning Incorporated, the region’s largest employer, is located in Steuben County.  The remaining New York counties have a combination of service, small manufacturing and tourism related businesses, with colleges located in Broome, Chemung, and Cortland counties.

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

Employees

As of December 31, 2016, the Corporation and its subsidiaries employed 368 persons on a full-time equivalent basis.  None of the Corporation's employees are covered by collective bargaining agreements. The Corporation provides its employees with a comprehensive benefit program, some of which is contributory. The Corporation believes that its relationship with its employees is good.

Available Information

The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation.  You may also read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F St., NE, Washington, D.C. 20549.  You may obtain information concerning the operation of the Public Reference Room by calling 1-800-SEC-0330.  In addition, the Corporation maintains a corporate web site at www.chemungcanal.com.  The Corporation makes available free of charge through Bank's web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  These items are available as soon as reasonably practicable after we electronically file or furnish such material with the SEC. These items are also available on the Bank's web site as Interactive Data Files as required pursuant to Rule 405 of Regulation S-T (§232.405).  The contents of the Bank's web site are not a part of this report.  These materials are also available free of charge by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901.

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

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements, adequately capitalized bank holding companies, such as the Corporation, are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Subject to certain conditions, bank are permitted to acquire branch offices outside of their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.

In April 2008, banking regulators in the states of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the "Interstate MOU") to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU established the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state-chartered banks branching within the region by elimination duplicative host state compliance exams.

Under the Interstate MOU, the activities of branches the Corporation established in Pennsylvania would be governed by New York state law to the same extent that the Federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the NYSDFS. In the event that the NYSDFS and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the NYSDFS and the applicable host state regulator would use their reasonable best efforts to consider all points of view to resolve the disagreement.

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

The SEC has adopted certain proxy disclosure rules regarding executive compensation and corporate governance, with which the Corporation must comply. They include:  (i) disclosure of total compensation of key officers of the Corporation, including disclosure of restricted and unrestricted stock awards compensation; (ii) disclosure regarding any potential conflict of interest of any compensation consultants of the Corporation; (iii) disclosure regarding compensation committee independence and experience, qualifications, skills and diversity of its directors and any director nominees; (iv) “say-on-pay” disclosure; and (v) information relating to the leadership structure of the Corporation’s Board of Directors and the Board of Directors' role in the risk management process. Additionally, these rules require the Corporation to report the voting results of annual meetings in a much more timely manner on Form 8-K, rather than on a quarterly or annual report.

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

The SEC has adopted regulations under Sarbanes-Oxley, including: (i) executive compensation disclosure rules; (ii) standards of independence for directors who serve on the Corporation’s audit committee; (iii) disclosure requirements as to whether at least one member of the Corporation’s audit committee qualifies as a “financial expert” as defined in SEC regulations; (iv) whether the Corporation has adopted a code of ethics applicable to its chief executive officer, chief financial officer, or those persons performing similar functions; (v) and disclosure requirements regarding the operations of Board of Directors' nominating committees and the means, if any, by which security holders may communicate with directors.

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

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral.  At December 31, 2016, the Bank’s legal lending limit on loans to one borrower was $22.4 million for loans not fully secured by readily marketable collateral and $24.6 million for loans secured by readily marketable collateral.  The Bank’s internal limit on loans is set at $15.0 million.  At December 31, 2016, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

Branching

Subject to the approval of the NYSDFS, New York-chartered commercial banks may establish branch offices anywhere within New York State, except in communities having populations of less than 50,000 inhabitants in which another New York-chartered commercial bank or a national bank has its principal office.  Additionally, under the Dodd-Frank Act, state-chartered banks may generally branch into other states to the same extent as commercial banks chartered under the laws of that state may branch.

Payment of Dividends

The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation.  Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2016, approximately $15.2 million was available for the payment of dividends by the Bank to the Corporation without prior approval.  The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

Federal Reserve System

FRB member banks must maintain, with a Federal Reserve bank, reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. As of December 31, 2016, the Bank was in compliance with applicable reserve requirements. In all years preceding 2008, these reserves were maintained as vault cash or noninterest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008, the FRB announced that they would begin to pay interest on member banks’ required reserve balances, as well as excess reserve balances.

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

Transactions with Related Parties

The Federal Reserve Act governs transactions between the Bank and its affiliates, specifically the Corporation, CFS, and CRM.  In general, an affiliate of the Bank is any company that controls, is controlled by, or is under common control with the Bank. Generally, the Federal Reserve Act limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of the Bank’s capital stock and surplus, and contains an aggregate limit of 20% of capital stock and surplus for covered transactions with all affiliates. Covered transactions include loans, asset purchases, the issuance of guarantees, and similar transactions. Section 22(h) of the Federal Reserve Act and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders ("Insiders"). Loans to Insiders (and their related entities) may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank's total capital and surplus. Loans to Insiders above specified amounts must receive the prior approval of the Bank's Board of Directors. The loans must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, except that such Insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank's employees and does not give preference to the Insider over the employees.  The loans are also subject to maximum dollar limits and must generally be approved by the Board of Directors.

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

All institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by FICO, an agency of the federal government established to recapitalize the former Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017 through 2019.  The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the third quarter of 2016, due December 31, 2016, was 0.14 basis points, or an annual rate of 0.56 basis points, of the Bank's assessment base, or average total assets less average tangible equity and allowable deductions.

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

The new capital rules implement a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.5%, and a higher minimum Tier 1 capital requirement of 6.0% (which is an increase from 4.0%). Under the new rules, the total capital ratio remains at 8.0%, and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.0%. Additionally, under the new capital rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rules also enhance risk sensitivity and address weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act. Effective January 1, 2016, the additional capital conservation buffer of 0.625% will be added to the minimum requirements for capital adequacy purposes, subject to a multi-year phase-in period, and will be fully phased-in on January 1, 2019 at 2.5%.

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

In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2016, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

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

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2016.

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

CRM

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

In December 2013, the FRB and the SEC released final rules to implement certain provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions.  At December 31, 2016, the Corporation was not engaged in any activities and it did not have any ownership interests in any funds that are not permitted under the Volcker Rule.

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

ITEM 1A.  RISK FACTORS

The Corporation’s business is subject to many risks and uncertainties.  Although the Corporation seeks ways to manage these risks and develop programs to control those that management can control, the Corporation ultimately cannot predict the extent to which these risks and uncertainties could affect the Corporation's results.  Actual results may differ materially from management's expectations.  The following discussion sets forth what the Corporation currently believes could be the most significant factors of which it is currently aware that could affect the Corporation's business, results of operations or financial condition. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Economic conditions may adversely affect the Corporation’s financial performance.

The Corporation's businesses and results of operation are affected by the financial markets and general economic conditions in the United States, and particularly to adverse conditions in New York and Pennsylvania. Key economic factors affecting the Corporation include the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and the cost of capital and credit, investor sentiment, confidence in the financial markets, and the sustainability of economic growth. The deterioration of any of these conditions could adversely affect the Corporation's consumer and commercial businesses, its securities and derivatives portfolios, its level of charge-offs and provision for credit losses, the carrying value of the Corporation's deferred tax assets, its capital levels, its capital levels and liquidity, and the Corporations results of operations.

A decline or prolonged weakness in business and economic conditions generally or specifically in the principal markets in which the Corporation does business could have one or more of the following adverse effects on the Corporation’s business: (i) a decrease in the demand for loans and other products and services; (ii) a decrease in the value of the Corporation’s loans or other assets secured by consumer or commercial real estate; (iii) an impairment of certain of the Corporation’s intangible assets, such as goodwill; and (iv) an increase in the number of borrowers and counter-parties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation.  Additionally, in light of economic conditions, the Corporation’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches that it uses to select, manage and underwrite loans become less predictive of future behaviors.  Further, competition in the Corporation’s industry may intensify as a result of consolidation of financial services companies in response to market conditions and the Corporation may face increased regulatory scrutiny, which may increase its costs and limit its ability to pursue business opportunities.

Commercial real estate and business loans increase the Corporation’s exposure to credit risks.

At December 31, 2016, the Corporation’s portfolio of commercial real estate and business loans totaled $745.2 million or 62.1% of total loans.  The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operations and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans.  The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

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

Municipal deposits are generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Additionally, when municipal deposits exceed FDIC coverage, any amounts not insured under the FDIC must be properly secured through a pledge of eligible securities. The requirement that the Bank collateralize municipal deposits above FDIC insurance may have an adverse effect on the Corporation's liquidity.

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

Currently, the Corporation and its subsidiaries are subject to extensive regulation, supervision, and examination by regulatory authorities.  For example, the FRB regulates the Corporation, the FRB, the FDIC and the NYSDFS regulate the Bank, and CRM is regulated by the Nevada Division of Insurance.  Such regulators govern the activities in which the Corporation and its subsidiaries may engage.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Corporation and its operations.  The Corporation believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations.  As the Corporation's business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change.  There can be no assurance that proposed laws, rules and regulations, or any other law, rule or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Corporation's business, financial condition or prospects.

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

Changes in tax rates could adversely affect the Corporation's results of operations and financial condition.

The Corporation is subject to the income tax laws of the United States, its states, and municipalities. The income tax laws of the jurisdictions in which the Corporation operates are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Corporation must make judgments and interpretations about the application of these inherently complex tax laws to its business activities, as well as the timing of when certain items may affect taxable income.

The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in the Corporation's judgment, their realizability is determined to be more likely than not. The Corporation performs regular reviews to ascertain the realizability of its deferred tax assets. These reviews include the Corporation's estimates and assumptions regarding future taxable income, which are incorporates various tax planning strategies. Changes in the Federal corporate tax rates, particularly rate reductions, can create a negative effect on the Corporation's reported earnings depending on the Corporation's then deferred tax position.

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

The Corporation's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Corporation engages can be intense and it may not be able to hire people or to retain them.  A key component of employee retention is providing a fair compensation base combined with the opportunity for additional compensation for above average performance. In this regard, the Corporation uses a stock-based compensation program that aligns the interest of the Corporation's executives and senior managers with the interests of the Corporation, and its shareholders.

The Corporation's compensation practices are designed to be competitive and comparable to those of its peers, however, the unexpected loss of services of one or more of the Corporation's key personnel could have a material adverse impact on the business because it would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.

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

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  Technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as Fintech and Blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing for banking products and services than the Corporation can. The Corporation's future success will depend, in part, on the ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations.  Many competitors have substantially greater resources to invest in technological improvements.  There can be no assurance that the Corporation will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation's business and, in turn, its financial condition and results of operations.

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

Specifically, in June of 2016, FASB issued a new accounting standard, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) that will substantially change the accounting for credit losses under GAAP. Under GAAP's current standards, credit losses are not reflected in the Corporation's financial statements until it is probable that the credit losses has been incurred. This methodology has the effect of delaying the recognition of credit losses on loans. Under the new credit loss standard, the allowance for credit losses will be an estimate of the "expected" credit losses on loans. The new credit loss standard may have a negative impact on the reporting of results of operations and financial condition of the Corporation. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018.

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

Corporate Headquarters Executive and Administrative Offices
One Chemung Canal Plaza, Elmira, NY 14901

New York

Albany County	Saratoga County
*132 State St., Albany, NY 12207	*25 Park Ave., Clifton Park, NY 12065
*65 Wolf Rd., Albany, NY 12205
*581 Loudon Rd., Latham, NY 12110	Schuyler County
*1365 New Scotland Rd., Slingerlands, NY 12159	318 N. Franklin St., Watkins Glen, NY 14891
303 W. Main St., Montour Falls, NY 14865
Broome County
*127 Court St., Binghamton, NY 13901	Seneca County
*601-635 Harry L. Dr., Johnson City, NY 13790 (Oakdale Mall)	54 Fall St., Seneca Falls, NY 13148
*100 Rano Blvd., Vestal, NY 13850
Steuben County
Cayuga County	*410 West Morris St., Bath, NY 14810
*120 Genesee St., Auburn, NY 13021	149 West Market St., Corning, NY 14830
185 Grant Ave., Auburn, NY 13021	243 North Hamilton St., Painted Post, NY 14870

Chemung County	Tioga County
One Chemung Canal Plaza, Elmira, NY 14901	203 Main St., Owego, NY 13827
628 W. Church St., Elmira, NY 14905	*1054 State Route 17C, Owego, NY 13827
437 Maple St., Big Flats, NY 14814	405 Chemung St., Waverly, NY 14892
951 Pennsylvania Ave., Elmira, NY 14904
100 W. McCann's Blvd., Elmira Heights, NY 14903	Tompkins County
29 Arnot Rd., Horseheads, NY 14845	806 W. Buffalo St., Ithaca, NY 14850
602 S. Main St., Horseheads, NY 14845	304 Elmira Rd., Ithaca, NY 14850
*909 Hanshaw Rd., Ithaca, NY 14850
Cortland County
*1094 State Rte. 222, Cortland, NY 13045

Pennsylvania

Bradford County
5 West Main St., Canton, PA 17724
304 Main St., Towanda, PA 18848
159 Canton St., Troy, PA 16947

CFS Group
*136 State St., Albany, NY 12207
One Chemung Canal Plaza, Elmira, NY 14901
628 W. Church St., Elmira, NY 14905

* Leased facilities and/or property

Leased Off-Site ATM Locations
Times Union Center	Albany, NY
Elmira-Corning Regional Airport	Big Flats, NY
Corning Community College	Corning, NY
Elmira College	Elmira, NY
E-Z Food Mart	Elmira, NY
Hardinge Inc. (employees only)	Elmira, NY
Quality Beverage	Elmira, NY
Collegetown Bagels	Ithaca, NY
Ithaca College	Ithaca, NY
Lansing Market	Lansing, NY
Schuyler Hospital	Montour Falls, NY

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the legal matter discussed in Footnote 15, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

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

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2016	High	Low	Dividends
4th Quarter	$36.74	$28.29	$0.26
3rd Quarter	32.19	27.47	0.26
2nd Quarter	32.95	26.20	0.26
1st Quarter	28.03	26.25	0.26

December 31, 2015	High	Low	Dividends
4th Quarter	$28.44	$26.31	$0.26
3rd Quarter	28.50	26.07	0.26
2nd Quarter	27.68	26.01	0.26
1st Quarter	28.74	26.93	0.26

Under New York law, the Corporation may pay dividends on its common stock either: (i) out of surplus, so that the Corporation’s net assets remaining after such payment equal the amount of its stated capital, or (ii) if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  The payment of dividends on the Corporation's common stock is dependent, in large part, upon receipt of dividends from the Bank, which is subject to certain restrictions which may limit its ability to pay us dividends.  See Item 1, “Business – Supervision and Regulation-The Bank-Payment of Dividends” for an explanation of legal limitations on the Bank’s ability to pay dividends.

As of February 28, 2017, there were 2,435 holders of record of the Corporation's stock, which includes 750 Non-Objecting Beneficial Owners held in street name.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/16-10/31/16	—	$—	—	121,906
11/1/16-11/30/16	—	$—	—	121,906
12/1/16-12/31/16	612	$35.38	—	121,906
Quarter ended 12/31/16	612	$35.38	—	121,906

On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the year ending December 31, 2016, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

Included above are 612 shares purchased in December 2016, at an average cost of $35.38, from employees who participate in the Corporation's restricted stock plan to cover related employee payroll taxes associated with those participants' vesting in shares granted under the plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index, SNL U.S. Bank NASDAQ, and SNL $1B - $5B Bank Index for the period of five years commencing December 31, 2011.

		Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Chemung Financial Corporation	100.00	137.02	161.72	135.78	140.24	191.87
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2011.

The Total Returns Index for NASDAQ Stock Market (U.S. Companies) and Bank Stocks indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.  The selected financial data is derived from our audited consolidated financial statements.  The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

	SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31,
(in thousands)	2016	2015	2014	2013	2012
Total assets	$1,657,179	$1,619,964	$1,524,539	$1,476,143	$1,248,160
Loans, net of deferred fees	1,200,290	1,168,633	1,121,574	995,866	893,517
Investment securities	308,107	349,386	286,338	352,511	245,434
FHLBNY and FRBNY stock	4,041	4,797	5,535	4,482	4,710
Deposits	1,456,343	1,400,295	1,280,014	1,266,256	1,047,497
Securities sold under agreements to repurchase	27,606	28,453	29,652	32,701	32,711
FHLBNY advances	9,093	33,103	50,140	25,243	27,225
Long term capital lease obligation	4,722	2,873	2,976	—	—
Shareholders' equity	143,748	137,242	133,628	138,578	131,115

	SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2016	2015	2014	2013	2012
Net interest income	$52,329	$50,642	$49,568	$46,631	$46,842
Provision for loan losses	2,437	1,571	3,981	2,755	828
Net interest income after provision for loan losses	49,892	49,071	45,587	43,876	46,014

Wealth management group fee income	8,316	8,522	7,747	7,344	6,827
Service charges on deposit accounts	5,089	4,886	5,281	4,706	4,241
Interchange revenue from debit card transactions	4,027	3,307	3,360	2,562	2,385
Securities gains, net	987	372	6,869	16	301
Other income	2,730	3,360	3,499	3,449	3,434
Total non-interest income	21,149	20,447	26,756	18,077	17,188

Legal accruals and settlements	1,200	—	4,250	—	—
Merger and acquisition related expenses	—	—	115	1,387	30
Other operating expenses	55,410	55,427	56,112	48,013	46,765
Total non-interest expense	56,610	55,427	60,477	49,400	46,795
Income before income tax expense	14,431	14,091	11,866	12,553	16,407
Income tax expense	4,404	4,658	3,709	3,822	5,385
Net income	$10,027	$9,433	$8,157	$8,731	$11,022

	SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,
	2016	2015	2014	2013	2012	2011	% Change 2015 To 2016	Compounded Annual Growth 5 Years
Earnings per share (1)	$2.11	$2.00	$1.74	$1.87	$2.38	$2.40	5.5%	(2.1)%
Dividends declared	1.04	1.04	1.04	1.04	1.00	1.00	—%	0.7%
Tangible book value (2)	24.89	23.53	22.71	23.63	22.40	21.07	5.8%	2.8%
Book Value	30.07	28.96	28.44	29.67	28.20	27.14	3.8%	1.7%
Market price at 12/31	36.35	27.50	27.66	34.17	29.89	22.75	32.2%	8.1%
Common shares outstanding at period end (in thousands) (3)	4,781	4,739	4,699	4,671	4,649	4,641	0.9%	0.5%
Weighted average shares outstanding (in thousands)	4,762	4,719	4,683	4,660	4,641	4,383	0.9%	1.4%
(1) Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share.
(2)  Tangible book value is total shareholders’ equity less goodwill and other intangible assets divided by common shares outstanding.
(3) All issuable shares including those related to directors’ restricted stock units and directors’ stock compensation.

	SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
Return on average assets	0.60%	0.60%	0.54%	0.67%	0.88%
Return on average equity	7.02%	6.84%	5.74%	6.50%	8.41%
Dividend yield at year end	2.86%	3.78%	3.76%	3.08%	4.20%
Dividend payout	48.76%	51.34%	58.80%	41.04%	51.84%
Total capital to risk adjusted assets	12.14%	12.26%	11.84%	12.10%	13.10%
Tier I capital to risk adjusted assets	10.94%	11.01%	10.59%	10.57%	11.68%
Tier I leverage ratio	7.81%	7.83%	7.78%	8.08%	8.74%
Average equity to average assets	8.57%	8.74%	9.43%	10.28%	10.46%
Year-end equity to year-end assets ratio	8.67%	8.47%	8.77%	9.39%	10.50%
Loans to deposits	82.42%	83.46%	87.62%	78.65%	85.30%
Allowance for loan losses to total loans	1.19%	1.22%	1.22%	1.28%	1.17%
Allowance for loan losses to non-performing loans	118.35%	116.58%	175.96%	150.11%	172.96%
Non-performing assets to total assets	0.75%	0.85%	0.71%	0.61%	0.53%
Net interest rate spread	3.26%	3.36%	3.48%	3.78%	3.96%
Net interest margin	3.37%	3.46%	3.59%	3.91%	4.14%
Efficiency ratio (1)	74.43%	76.18%	78.75%	72.52%	70.92%
(1) Efficiency ratio is non-interest expense less merger and acquisition related expenses less amortization of intangible assets less legal settlement divided by the total of fully taxable equivalent net interest income plus non-interest income less net gain on securities transactions less gain from bargain purchase less gain on liquidation of trust preferred securities.

The following tables summarize the Corporation’s unaudited net income and basic earnings per share at each quarter end for the years 2016 and 2015:

	2016
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$13,949	$13,925	$14,025	$14,269
Interest expense	924	957	985	973
Net interest income	13,025	12,968	13,040	13,296
Provision for loan losses	595	388	1,050	404
Net interest income after provision for loan losses	12,430	12,580	11,990	12,892
Total other operating income	5,601	5,216	5,435	4,897
Total other operating expenses	14,008	15,570	13,471	13,561
Income before income tax expense	4,023	2,226	3,954	4,228
Income tax expense	1,316	605	1,209	1,274
Net income (1)	$2,707	$1,621	$2,745	$2,954
Basic and diluted earnings per share	$0.57	$0.34	$0.58	$0.62
(1) The quarter ended June 30, 2016 included a $1.2 million legal reserve. Please refer to Footnote 15 for further discussion.

	2015
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$13,234	$13,519	$13,595	$13,896
Interest expense	892	872	904	934
Net interest income	12,342	12,647	12,691	12,962
Provision for loan losses	390	259	307	615
Net interest income after provision for loan losses	11,952	12,388	12,384	12,347
Total other operating income	5,186	5,326	4,912	5,023
Total other operating expenses	13,736	13,823	13,634	14,234
Income (loss) before income tax expense (benefit)	3,402	3,891	3,662	3,136
Income tax expense (benefit)	1,126	1,314	1,211	1,007
Net income (loss)	$2,276	$2,577	$2,451	$2,129
Basic and diluted earnings (loss) per share	$0.48	$0.55	$0.52	$0.45

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is the MD&A of the Corporation in this Form 10-K for the years ended December 31, 2016 and 2015. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 1-4.

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

The Corporation has been a financial holding company since 2000, and the Bank was established in 1833, CFS in 2001, and CRM in 2016. Through the Bank and CFS, the Corporation provides a wide range of financial services, including demand, savings and time deposits, commercial, residential and consumer loans, interest rate swaps, letters of credit, wealth management services, employee benefit plans, insurance products, mutual funds and brokerage services. The Bank relies substantially on a foundation of locally generated deposits. The Corporation, on a stand-alone basis, has minimal results of operations. The Bank derives its income primarily from interest and fees on loans, interest on investment securities, WMG fee income and fees received in connection with deposit and other services. The Bank’s operating expenses are interest expense paid on deposits and borrowings, salaries and employee benefit plans and general operating expenses.

CRM, a wholly-owned subsidiary of the Corporation which was formed and began operations on May 31, 2016, is a Nevada-based captive insurance company that insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. CRM pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. CRM is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

Forward-looking Statements
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct. The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” of this Form 10-K. The Corporation's quarterly filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or by written request to: Kathleen S. McKillip, Corporate Secretary, Chemung Financial Corporation, One Chemung Canal Plaza, Elmira, NY 14901. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Financial Highlights

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except per share data)	2016	2015	2014
RESULTS OF OPERATIONS
Interest income	$56,168	$54,244	$53,213
Interest expense	3,839	3,602	3,645
Net interest income	52,329	50,642	49,568
Provision for loan losses	2,437	1,571	3,981
Net interest income after provision for loan losses	49,892	49,071	45,587
Non-interest income	21,149	20,447	26,756
Non-interest expense	56,610	55,427	60,477
Income before income tax expense	14,431	14,091	11,866
Income tax expense	4,404	4,658	3,709
Net income	$10,027	$9,433	$8,157

Basic and diluted earnings per share	$2.11	$2.00	$1.74
Average basic and diluted shares outstanding	4,762	4,719	4,683

PERFORMANCE RATIOS
Return on average assets	0.60%	0.60%	0.54%
Return on average equity	7.02%	6.84%	5.74%
Return on average tangible equity (a)	8.52%	8.45%	7.12%
Efficiency ratio (b)	74.43%	76.18%	78.75%
Non-interest expense to average assets (c)	3.32%	3.51%	3.73%
Loans to deposits	82.42%	83.46%	87.62%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.18%	4.24%	4.43%
Yield on investments	1.83%	1.91%	1.98%
Yield on interest-earning assets	3.61%	3.71%	3.85%
Cost of interest-bearing deposits	0.21%	0.20%	0.22%
Cost of borrowings	3.01%	2.85%	2.83%
Cost of interest-bearing liabilities	0.35%	0.35%	0.37%
Interest rate spread	3.26%	3.36%	3.48%
Net interest margin, fully taxable equivalent	3.37%	3.46%	3.59%

CAPITAL
Total equity to total assets at end of period	8.67%	8.47%	8.77%
Tangible equity to tangible assets at end of period (a)	7.29%	6.99%	7.13%

Book value per share	$30.07	$28.96	$28.44
Tangible book value per share	24.89	23.53	22.71
Period-end market value per share	36.35	27.50	27.66
Dividends declared per share	1.04	1.04	1.04

AVERAGE BALANCES
Loans (d)	$1,194,589	$1,141,992	$1,066,379
Earning assets	1,571,513	1,477,529	1,399,285
Total assets	1,667,184	1,577,831	1,506,324
Deposits	1,450,520	1,367,717	1,297,443
Total equity	142,906	137,891	142,046
Tangible equity (a)	117,656	111,583	114,492

ASSET QUALITY
Net charge-offs (recoveries)	$2,444	$997	$3,071
Non-performing loans (e)	12,043	12,232	7,778
Non-performing assets (f)	12,431	13,762	10,843
Allowance for loan losses	14,253	14,260	13,686

Annualized net charge-offs to average loans	0.20%	0.09%	0.29%
Non-performing loans to total loans	1.00%	1.05%	0.69%
Non-performing assets to total assets	0.75%	0.85%	0.71%
Allowance for loan losses to total loans	1.19%	1.22%	1.22%
Allowance for loan losses to non-performing loans	118.35%	116.58%	175.96%

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

(c) For the non-interest expense to average assets ratio, non-interest expense does not include legal accrual and legal settlement expense. See footnote 15 for further discussion.
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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
Net interest income	$52,329	$50,642	$1,687	3.3%
Non-interest income	21,149	20,447	702	3.4%
Non-interest expense	56,610	55,427	1,183	2.1%
Pre-provision income	16,868	15,662	1,206	7.7%
Provision for loan losses	2,437	1,571	866	55.1%
Income tax expense	4,404	4,658	(254)	(5.5)%
Net income	$10,027	$9,433	$594	6.3%

Basic and diluted earnings per share	$2.11	$2.00	$0.11	5.5%

Selected financial ratios
Return on average assets	0.60%	0.60%
Return on average equity	7.02%	6.84%
Net interest margin, fully taxable equivalent	3.37%	3.46%
Efficiency ratio	74.43%	76.18%
Non-interest expense to average assets	3.32%	3.51%

Net income for the year ended December 31, 2016 was $10.0 million, or $2.11 per share, compared with net income of $9.4 million, or $2.00 per share, for the prior year. Return on equity for the year was 7.02%, compared with 6.84% for the prior year. The increase in net income from the prior year was driven by increases in net interest income and non-interest income and a reduction in income tax expense, partially offset by a increases in non-interest expense and the provision for loan losses.

Net interest income
Net interest income increased $1.7 million, or 3.3%, compared with the prior year. The increase was due primarily to an increase of $94.0 million in average interest-earning assets, offset by a nine basis point decline in net interest margin.

Non-interest income
Non-interest income increased $0.7 million, or 3.4%, compared to the prior year. The increase was due primarily to increases in service charges on deposit accounts, interchange revenue from debit card transactions, and net gains on security transactions, offset by decreases in WMG fee income and other non-interest income.

Non-interest expense
Non-interest expense increased $1.2 million, or 2.1%, compared to the prior year. The increase was due primarily to the establishment of a $1.2 million legal reserve associated with the Fane v. Chemung Canal Trust Company case, along with increases in pension and other employee benefits and professional services, offset by decreases in salaries and wages, net occupancy expenses, amortization of intangible assets, and other real estate owned expenses. Please refer to Footnote 15 for further discussion of the Fane v. Chemung Canal case. For the years ended December 31, 2016 and 2015, non-interest expense to average assets was 3.32% and 3.51%, respectively.

Provision for loan losses
The provision for loan losses increased $0.9 million, or 55.1%, compared to the prior year. The increase was the result of an increase in net charge-offs and growth in the commercial loan portfolio, compared to the prior year. Net charge-offs were $2.4 million, compared with $1.0 million for the prior year.

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

Net income for the year ended December 31, 2015 was $9.4 million, or $2.00 per share, compared with $8.2 million, or $1.74 per share, for the same period in the prior year. Return on equity for the year ended December 31, 2015 was 6.84%, compared with 5.74% for the same period in the prior year. The increase in net income from the prior year was driven by a reduction in non-interest expense, mostly due to the $4.3 million WMG legal settlement in 2014, and higher net interest income and a reduction in the provision for loan losses, partially offset by a reduction in non-interest income, mostly due to the gain on the sale of securities, and an increase in income tax expense.

Net interest income
Net interest income increased $1.1 million, or 2.2%, compared with the same period in the prior year. The increase was due primarily to an increase of $78.2 million in average interest-earning assets, offset by a 13 basis point decline in net interest margin.

Non-interest income
Non-interest income decreased $6.3 million, or 23.6%, compared to the same period in the prior year. The decrease was due primarily to decreases in net gains on securities transactions, service charges on deposit accounts and other non-interest income, offset by an increase in WMG fee income.

Non-interest expense
Non-interest expense decreased $5.1 million, or 8.4%, compared to the same period in the prior year. The decrease was due primarily to the $4.3 million legal settlement that occurred in 2014, relating to WMG, and a decline in professional services, amortization of intangibles, marketing and advertising, and other non-interest expense. These items were offset by increases in pension and other employee benefits, data processing expense and other real estate owned expenses. For the years ended December 31, 2015 and 2014, non-interest expense to average assets was 3.51% and 3.73%, respectively.

Provision for loan losses
The provision for loan losses decreased $2.4 million, or 60.5%, compared to the same period in the prior year. The decrease was the result of lower specific allocations for PCI loans and lower net charge-offs during the year. Net charge-offs were $1.0 million, compared with $3.1 million for the same period in the prior year.

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2016 and 2015. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 60.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
Interest and dividend income	$56,168	$54,244	$1,924	3.5%
Interest expense	3,839	3,602	237	6.6%
Net interest income	$52,329	$50,642	$1,687	3.3%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2016 totaled $52.3 million, an increase of $1.7 million, or 3.3%, compared with $50.6 million for the same period in the prior year. Fully taxable equivalent net interest margin was 3.37% for the year ended December 31, 2016 compared with 3.46% for the same period in the prior year. The increase in net interest income was due primarily to interest income from the loan portfolio, as the year-to-date average commercial loan balance increased $77.6 million when compared to the prior year. The decline in interest margin was a result of the commercial loan portfolio repricing to current market rates. The yield on average interest-earning assets decreased 10 basis points, while the cost of interest-bearing deposits remained flat. The decline in the yield of interest-earning assets can be mostly attributed to declines of 23 basis points in the yield of commercial loans and 17 basis points in the yield of mortgage loans, due to new production at lower competitive rates, offset by a 33 basis point increase in consumer loans, due to the indirect loan portfolio and increasing the portfolio toward higher yielding used car loans. Average interest-earning assets increased $94.0 million compared to the prior year, primarily in commercial loans.

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

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years ended December 31, 2016, 2015 and 2014. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2016, 2015 and 2014. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2016			2015			2014
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$734,628	$31,682	4.31%	$657,038	$29,824	4.54%	$568,448	$28,181	4.96%
Mortgage loans	197,132	7,689	3.90%	198,332	8,063	4.07%	195,266	8,134	4.17%
Consumer loans	262,829	10,512	4.00%	286,622	10,516	3.67%	302,665	10,947	3.62%
Taxable securities	274,401	5,245	1.91%	262,181	4,963	1.89%	267,117	5,122	1.92%
Tax-exempt securities	45,127	1,364	3.02%	43,081	1,356	3.15%	39,890	1,415	3.55%
Interest-bearing deposits	57,396	307	0.53%	30,275	76	0.25%	25,899	64	0.25%
Total interest-earning assets	1,571,513	56,799	3.61%	1,477,529	54,798	3.71%	1,399,285	53,863	3.85%

Non-earning assets:
Cash and due from banks	26,708			26,959			26,653
Premises and equipment, net	29,525			30,953			30,447
Other assets	51,590			53,153			52,014
Allowance for loan losses	(14,771)			(14,103)			(13,082)
AFS valuation allowance	2,619			3,340			11,007
Total assets	$1,667,184			$1,577,831			$1,506,324

Interest-bearing liabilities:
Interest-bearing demand deposits	$135,874	136	0.10%	$129,442	113	0.09%	$126,593	101	0.08%
Savings and insured money market deposits	752,489	1,457	0.19%	671,829	1,214	0.18%	585,616	988	0.17%
Time deposits	156,737	577	0.37%	182,177	676	0.37%	223,841	954	0.43%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	55,472	1,669	3.01%	56,202	1,599	2.85%	56,625	1,602	2.83%
Total interest-bearing liabilities	1,100,572	3,839	0.35%	1,039,650	3,602	0.35%	992,675	3,645	0.37%

Non-interest-bearing liabilities:
Demand deposits	405,420			384,268			361,393
Other liabilities	18,286			16,022			10,210
Total liabilities	1,524,278			1,439,940			1,364,278
Shareholders' equity	142,906			137,891			142,046
Total liabilities and shareholders’ equity	$1,667,184			$1,577,831			$1,506,324
Fully taxable equivalent net interest income		52,960			51,196			50,218
Net interest rate spread (1)			3.26%			3.36%			3.48%
Net interest margin, fully taxable equivalent (2)			3.37%			3.46%			3.59%
Taxable equivalent adjustment		(631)			(554)			(650)
Net interest income		$52,329			$50,642			$49,568
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

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2016 vs. 2015			2015 vs. 2014
	Increase/(Decrease)			Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate
Interest income
Commercial, agricultural and commercial mortgage loans	$1,858	$3,421	$(1,563)	$1,643	$4,158	$(2,515)
Mortgage loans	(374)	(47)	(327)	(71)	126	(197)
Consumer loans	(4)	(913)	909	(431)	(582)	151
Taxable investment securities	282	230	52	(159)	(86)	(73)
Tax-exempt investment securities	8	64	(56)	(59)	108	(167)
Interest-bearing deposits	231	103	128	12	12	—
Total interest income	2,001	2,858	(857)	935	3,736	(2,801)

Interest expense
Interest-bearing demand deposits	23	7	16	12	2	10
Savings and insured money market deposits	243	167	76	226	161	65
Time deposits	(99)	(99)	—	(278)	(159)	(119)
FHLBNY advances, securities sold under agreements to repurchase and other debt	70	(21)	91	(3)	(13)	10
Total interest expense	237	54	183	(43)	(9)	(34)

Net interest income	$1,764	$2,804	$(1,040)	$978	$3,745	$(2,767)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the years ended December 31, 2016, 2015 and 2014 were $2.4 million, $1.6 million and $4.0 million, respectively. Net charge-offs for the years ended December 31, 2016, 2015 and 2014 were $2.4 million, $1.0 million and $3.1 million, respectively.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
WMG fee income	$8,316	$8,522	$(206)	(2.4)%
Service charges on deposit accounts	5,089	4,886	203	4.2%
Interchange revenue from debit card transactions	4,027	3,307	720	21.8%
Net gains on securities transactions	987	372	615	165.3%
Net gains on sales of loans held for sale	326	294	32	10.9%
Net gains (losses) on sales of other real estate owned	21	84	(63)	(75.0)%
Income from bank owned life insurance	73	75	(2)	(2.7)%
CFS fee and commission income	544	906	(362)	(40.0)%
Other	1,766	2,001	(235)	(11.7)%
Total non-interest income	$21,149	$20,447	$702	3.4%

Total non-interest income for the year ended December 31, 2016 increased $0.7 million compared to the same period in the prior year. The increase was primarily due to increases in services charges on deposit accounts, interchange revenue from debit card transactions, and net gains on securities transactions, offset by decreases in WMG fee income, CFS fee and commission income, and other non-interest income.

WMG fee income

WMG fee income decreased compared to the same period in the prior year due to a decline in assets under management or administration from the loss of one large non-profit customer during 2016.

Service charges on deposit accounts

Service charges on deposit accounts increased compared to the same period in the prior year due to an increase in overdraft fees.

Net gains (losses) on securities transactions

Net gains (losses) on securities transactions increased compared to the same period in the prior year due to the sale of $14.5 million in U.S. Treasuries and $25.0 million in obligations of U.S. Government sponsored enterprises.

CFS fee and commission income

CFS fee and commission income decreased compared to the same period in the prior year due to a decrease in commissions from insurance annuity products.

Other

Other non-interest income decreased due to rental income from OREO properties, which were sold in 2016.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2015	2014	Change	Percentage Change
WMG fee income	$8,522	$7,747	$775	10.0%
Service charges on deposit accounts	4,886	5,281	(395)	(7.5)%
Interchange from debit card transactions	3,307	3,360	(53)	(1.6)%
Net gains on securities transactions	372	6,869	(6,497)	(94.6)%
Net gains on sales of loans held for sale	294	301	(7)	(2.3)%
Net gains (losses) on sales of other real estate owned	84	(64)	148	N/M
Income from bank owned life insurance	75	78	(3)	(3.8)%
CFS fee and commission income	906	830	76	9.2%
Other	2,001	2,354	(353)	(15.0)%
Total non-interest income	$20,447	$26,756	$(6,309)	(23.6)%

Total non-interest income for year ended December 31, 2015 decreased $6.3 million compared with the same period in the prior year. The decrease was primarily due to decreases in service charges on deposit accounts, net gains on securities transactions, and other non-interest income, offset by an increase in WMG fee income and net gains on sales of other real estate owned.

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

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
Compensation expense:
Salaries and wages	$20,954	$21,223	$(269)	(1.3)%
Pension and other employee benefits	6,132	5,908	224	3.8%
Total compensation expense	27,086	27,131	(45)	(0.2)%

Non-compensation expense:
Net occupancy	6,837	7,006	(169)	(2.4)%
Furniture and equipment	2,967	2,979	(12)	(0.4)%
Data processing	6,593	6,586	7	0.1%
Professional services	2,175	1,293	882	68.2%
Legal accruals and settlements	1,200	—	1,200	N/M
Amortization of intangible assets	986	1,136	(150)	(13.2)%
Marketing and advertising	877	899	(22)	(2.4)%
Other real estate owned expense	180	812	(632)	(77.8)%
FDIC insurance	1,193	1,075	118	11.0%
Loan expense	669	693	(24)	(3.5)%
Other	5,847	5,817	30	0.5%
Total non-compensation expense	29,524	28,296	1,228	4.3%
Total non-interest expense	$56,610	$55,427	$1,183	2.1%

Total non-interest expense for the year ended December 31, 2016 increased $1.2 million compared with the prior year. The increase was primarily due to an increase in non-compensation expense related to the establishment of a $1.2 million legal reserve in the current year.

Compensation expense

Compensation expense decreased compared to the same period in the prior year due to a decrease in salaries and wages, offset by an increase in pension and other employee benefits. The decrease in salaries and wages was primarily due to a reduction in full-time equivalent employees. The $0.2 million increase in pension and other employee benefits was primarily due to an increase in health insurance costs, offset by a $0.3 million curtailment gain related to the amendment of the defined benefit health care plan during the fourth quarter of the current year.

Non-compensation expense

Non-compensation expense increased compared to the same period in the prior year primarily due increases in professional services and legal accruals and settlements, offset by decreases in net occupancy expenses, amortization of intangible assets, and other real estate owned expenses. The increase in professional services can be mostly attributed to expenses incurred related to the feasibility and implementation of CRM, consulting costs associated with the conversion of the Corporation's debit cards to MasterCard, and legal costs associated with the appeal of the Fane v. Chemung Canal Trust Company decision. The increase in legal accruals and settlements can be attributed to the establishment of a $1.2 million legal reserve associated with the Fane v. Chemung Canal Trust Company case. Please refer to Footnote 15 for further discussion of the Fane v. Chemung Canal case. The decrease in net occupancy expenses can be attributed to the closure of the branch office at 202 East State Street in Ithaca, NY during the second quarter of 2016. The decrease in other real estate owned expenses can be attributed to the sale of properties in 2016.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2015	2014	Change	Percentage Change
Compensation expense:
Salaries and wages	$21,223	$21,315	$(92)	(0.4)%
Pension and other employee benefits	5,908	5,733	175	3.1%
Total compensation expense	27,131	27,048	83	0.3%

Non-compensation expense:
Net occupancy	7,006	7,098	(92)	(1.3)%
Furniture and equipment	2,979	2,972	7	0.2%
Data processing	6,586	6,393	193	3.0%
Professional services	1,293	1,597	(304)	(19.0)%
Legal settlements	—	4,250	(4,250)	(100.0)%
Amortization of intangible assets	1,136	1,310	(174)	(13.3)%
Marketing and advertising	899	1,079	(180)	(16.7)%
Other real estate owned expense	812	247	565	228.7%
FDIC insurance	1,075	1,116	(41)	(3.7)%
Loan expense	693	811	(118)	(14.5)%
Merger and acquisition expenses	—	115	(115)	(100.0)%
Other	5,817	6,441	(624)	(9.7)%
Total non-compensation expense	28,296	33,429	(5,133)	(15.4)%
Total non-interest expense	$55,427	$60,477	$(5,050)	(8.4)%

Total non-interest expense for the year ended December 31, 2015 decreased $5.1 million compared with the same period in the prior year. The decrease was primarily due to a decrease in non-compensation expense related to the $4.3 million legal settlement in the the prior year.

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

Non-compensation expense

Non-compensation expense decreased compared to the same period in the prior year primarily due to the legal settlement that occurred in 2014, related to the Bank's WMG, offset by increases in data processing expense and OREO expenses. The increase in data processing expense was primarily due to check card expense and data communication lines expense, while the increase in OREO expenses was due to two properties being carried in OREO for the entire year, along with a fair market value adjustment to one property.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
Income before income tax expense	$14,431	$14,091	$340	2.4%
Income tax expense	$4,404	$4,658	$(254)	(5.5)%
Effective tax rate	30.5%	33.1%

The decrease in the effective tax rate can be attributed to the formation of CRM in 2016 and increasing the utilization of the the Bank's real estate investment trust during the current year.

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

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	December 31, 2016	December 31, 2015	Change	Percentage Change
Assets
Total cash and cash equivalents	$74,162	$26,185	$47,977	183.2%
Total investment securities, FHLB, and FRB stock	312,148	354,183	(42,035)	(11.9)%

Loans, net of deferred loan fees	1,200,290	1,168,633	31,657	2.7%
Allowance for loan losses	(14,253)	(14,260)	7	—%
Loans, net	1,186,037	1,154,373	31,664	2.7%

Goodwill and other intangible assets, net	24,769	25,755	(986)	(3.8)%
Other assets	60,063	59,468	595	1.0%
Total assets	$1,657,179	$1,619,964	$37,215	2.3%

Liabilities and Shareholders’ Equity
Total deposits	$1,456,343	$1,400,295	$56,048	4.0%
FHLBNY advances and other debt	41,421	64,429	(23,008)	(35.7)%
Other liabilities	15,667	17,998	(2,331)	(13.0)%
Total liabilities	1,513,431	1,482,722	30,709	2.1%

Total shareholders’ equity	143,748	137,242	6,506	4.7%
Total liabilities and shareholders’ equity	$1,657,179	$1,619,964	$37,215	2.3%

Cash and cash equivalents

The increase in cash and cash equivalents can be attributed to maturities, pay-downs, and the sale of available for sale securities and an increase in deposits, offset by an increase in total loans and the pay down of FHLB overnight advances.

Investment securities

The decrease in investment securities can be mostly attributed to the sale of $14.5 million in U.S. treasuries in the first quarter and $25.0 million obligations of U.S. Government sponsored enterprises in the third and fourth quarters, along with $89.8 million in calls and maturities of U.S. Government sponsored enterprises and pay-downs on mortgage-backed securities, and an unrealized loss of $7.2 million for year-to-date 2016, offset by additional purchases of $1.8 million in obligations of states and political subdivisions and $94.7 million in mortgaged-backed securities.

Loans, net

The increase in total loans can be attributed to increases of $62.2 million in commercial mortgages and $2.7 million in residential mortgages, offset by decreases in commercial and agriculture of $16.7 million, indirect consumer of $11.8 million, and other consumer of $4.8 million. The increase in the commercial loan portfolio is primarily from the Capital Bank Division, while the decline in the indirect loan portfolio can be attributed to the run off of promotional interest rates.

Goodwill and other intangible assets, net

The decrease in goodwill and other intangible assets, net can be attributed to amortization of other intangible assets. There were no impairments of goodwill or other intangible assets during the years ended December 31, 2016 and 2015.

Other assets

The increase in other assets can be mostly attributed to the amendment of the noncontributory defined benefit pension plan and defined benefit health care plan, which resulted in a pension asset of $1.8 million, compared to a pension liability of $3.8 million in the prior year, offset by the sale of one OREO property in 2016 for $1.5 million.

Deposits

The increase in deposits can be attributed to increases of $51.3 million in money market accounts, $15.6 million in non-interest-bearing demand deposits, $6.2 million in interest-bearing demand deposits, and $4.9 million in savings deposits. These items were offset by a $22.0 million decrease in time deposits. The changes in money market accounts and demand deposits can be attributed to the net inflow of deposits from municipal clients, as well as new municipal client relationships.

FHLBNY advances and other debt

FHLBNY overnight advances were paid off with the increase in deposits received from municipal clients and FHLBNY term advances were reduced by normal scheduled payments. Offsetting the reduction in advances was an additional capital lease obligation related to the relocation of the Clifton Park, NY branch to a new location.

Other liabilities

The decrease in other liabilities can be mostly attributed to the amendment of the noncontributory defined benefit pension plan and defined benefit health care plan, which resulted in a pension asset of $1.8 million, compared to a pension liability of $3.8 million in the prior year, offset by the establishment of a $1.2 million legal reserve associated with the Fane v. Chemung Canal Trust Company case. Please refer to Footnote 15 for further discussion of the Fane v. Chemung Canal case.

Shareholders’ equity

The increase in shareholders’ equity was primarily due to earnings of $10.0 million, a reduction of $1.1 million in treasury stock, and a decrease of $0.2 million in accumulated other comprehensive loss, offset by $4.9 million in dividends declared.

Assets under management or administration

The market value of total assets under management or administration in our WMG was $1.721 billion, including $294.9 million of assets held under management or administration for the Corporation, at December 31, 2016 compared with $1.856 billion, including $304.1 million of assets held under management or administration for the Corporation, at December 31, 2015, a decrease of $134.5 million, or 7.3%. The decrease in market value can be mostly attributed to the loss of one large non-profit customer during the first quarter of 2016.

Balance Sheet Comparisons

The table below contains selected average balance sheet information for each year in the six-year period ended December 31, 2016 (in millions):

SELECTED AVERAGE BALANCE SHEET INFORMATION

Average Balance Sheet	2016	2015	2014	2013	2012	2011	% Change 2015 to 2016	Compounded Annual Growth 5 Years
Total Assets	$1,667.2	$1,577.8	$1,506.3	$1,306.4	$1,253.7	$1,175.0	5.7%	7.2%
Earning Assets (1)	1,571.5	1,477.5	1,399.3	1,209.7	1,150.4	1,078.4	6.4%	7.8%
Loans (2)	1,194.6	1,142.0	1,066.4	942.9	844.2	741.0	4.6%	10.0%
Investments (3)	376.9	335.5	332.9	266.8	306.2	337.4	12.3%	2.2%
Deposits	1,450.5	1,367.7	1,297.4	1,092.8	1,045.0	967.1	6.1%	8.4%

Borrowings (4)	55.5	56.2	56.7	69.5	70.7	81.3	(1.2)%	(7.4)%
Shareholders’ Equity	142.9	137.9	142.0	134.3	131.1	120.2	3.6%	3.5%
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
(4) Average borrowings include FHLBNY advances, securities sold under agreements to repurchase and capitalized lease obligations.

The table below contains selected period-end balance sheet information for each year in the six-year period ended December 31, 2016 (in millions):

SELECTED PERIOD-END BALANCE SHEET INFORMATION

Ending Balance Sheet	2016	2015	2014	2013	2012	2011	% Change 2015 to 2016	Compounded Annual Growth 5 Years
Total Assets	$1,657.2	$1,620.0	$1,524.5	$1,476.1	$1,248.2	$1,216.3	2.3%	6.4%
Earning Assets (1)	1,558.8	1,525.2	1,415.1	1,373.6	1,155.7	1,116.3	2.2%	6.9%
Loans (2)	1,200.7	1,169.7	1,122.2	996.6	894.6	797.3	2.7%	8.5%
Allowance for loan losses	14.3	14.3	13.7	12.8	10.4	9.7	—%	8.1%
Investments (3)	358.1	355.5	292.9	377.0	261.2	319.4	0.7%	2.3%
Deposits	1,456.3	1,400.3	1,280.0	1,266.3	1,047.5	1,001.1	4.0%	7.8%
Borrowings (4)	41.4	64.4	82.8	57.9	59.9	80.5	(35.7)%	(12.5)%
Shareholders’ Equity	143.7	137.2	133.6	138.6	131.1	125.9	4.7%	2.7%
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

Cash and Cash Equivalents

Total cash and cash equivalents increased $48.0 million since December 31, 2015, due to increases of $3.3 million in cash and due from financial institutions and $44.7 million in interest-bearing deposits in other financial institutions.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE

	December 31, 2016				December 31, 2015
	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government	$—	$—	$—	—%	$14,507	$277	$14,784	4.3%
Obligations of U.S. Government sponsored enterprises	17,300	155	17,455	5.8%	84,923	459	85,382	24.8%
Mortgage-backed securities, residential and collateralized mortgage obligations	253,156	(7,290)	245,866	81.0%	199,680	(1,314)	198,366	57.5%
Obligations of states and political subdivisions	38,843	(103)	38,740	12.8%	43,695	731	44,426	12.9%
Other securities	1,102	239	1,341	0.4%	1,675	187	1,862	0.5%
Totals	$310,401	$(6,999)	$303,402	100.0%	$344,480	$340	$344,820	100.0%

The available for sale segment of the securities portfolio totaled $303.4 million at December 31, 2016, a decrease of $41.4 million, or 12.0%, from $344.8 million at December 31, 2015. The decrease resulted primarily from the sale of $14.5 million in U.S. treasuries in the first quarter and $25.0 million obligations of U.S. Government sponsored enterprises in the third and fourth quarters, along with $89.8 million in calls and maturities of U.S. Government sponsored enterprises and pay-downs on mortgage-backed securities, and an unrealized loss of $7.2 million for year-to-date 2016, offset by additional purchases of $1.8 million in obligations of states and political subdivisions and $94.7 million in mortgaged-backed securities.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $4.7 million at December 31, 2016, an increase of $0.1 million from December 31, 2015, due primarily to additional purchases, offset by maturities and principal collected.

Non-marketable equity securities at December 31, 2016 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.7 million and $2.3 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities at December 31, 2016 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security) (in thousands):

MATURIES AND YIELDS OF AVAILABLE FOR SALE AND HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$1,822	3.08%	$15,633	1.74%	$—	N/A	$—	N/A
Mortgage-backed securities, residential	273	3.32%	164,933	1.83%	75,858	2.26%	4,802	2.59%
Obligations of states and political subdivisions	7,961	2.12%	22,409	2.09%	11,735	2.12%	360	2.21%
Time deposits with other institutions	245	0.80%	735	1.05%	—	N/A	—	N/A
Corporate bonds and notes	—	N/A	250	3.25%	—	N/A	—	N/A
SBA loan pools	—	N/A	570	2.10%	—	N/A	—	N/A
Total	$10,301	2.29%	$204,530	1.85%	$87,593	2.24%	$5,162	2.56%

Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For the years ended December 31, 2016 and 2015, the Corporation had no OTTI charges.  For the year ended December 31, 2013, the Corporation had less than $0.1 million in OTTI charges.  During the fourth quarter of 2013, the Corporation sold one CDO consisting of a pool of trust preferred securities that had an amortized cost of $0.6 million.  The CDO was sold for $0.6 million, resulting in a slight loss.  In addition to the CDO that was sold in the fourth quarter of 2013, the remaining CDO was liquidated and the Corporation recorded $0.5 million in other income during the first quarter of 2014.  The Corporation does not own any other CDOs in its investment securities portfolio.  For more detailed information on OTTI, see Footnote 3, “Securities” in the Notes to Consolidated Financial Statements.

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

The table below presents the Corporation’s loan composition by segment and percentage of total loans at the end of each of the last five years (in thousands):

	LOANS
	December 31,
	2016	%	2015	%	2014	%	2013	%	2012	%
Commercial and agricultural	$176,561	14.7	$193,233	16.5	$166,406	14.8	$145,363	14.6	$133,851	15.0
Commercial mortgages	568,656	47.4	506,478	43.3	452,593	40.4	373,147	37.5	320,198	35.9
Residential mortgages	198,493	16.6	195,778	16.8	196,809	17.5	195,997	19.7	200,475	22.4
Indirect consumer loans	139,572	11.6	151,327	13.0	184,763	16.5	164,846	16.5	130,573	14.6
Consumer loans	117,008	9.7	121,817	10.4	121,003	10.8	116,513	11.7	108,420	12.1
Total	$1,200,290	100.0	$1,168,633	100.0	$1,121,574	100.0	$995,866	100.0	$893,517	100.0

Portfolio loans totaled $1.200 billion at December 31, 2016, an increase of $31.7 million, or 2.7%, from $1.169 billion at December 31, 2015.  The increase in portfolio loans was due to strong growth of $45.5 million, or 6.5%, in commercial loans, offset by a decrease of $11.8 million, or 7.8%, in indirect consumer loans. The growth in commercial loans was due primarily to an increase in commercial mortgages in the Capital Bank division in the Albany, New York region.  The decline in indirect consumer loans was a result of the Corporation's decision to focus the portfolio toward higher yielding indirect used car loans.

Residential mortgage loans totaled $198.5 million at December 31, 2016, an increase of $2.7 million, or 1.4%, from December 31, 2015.  In addition, during 2016, $13.9 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $1.3 million of residential mortgages sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Chemung Canal Trust Company*	$636,836	$683,137	$724,099	$687,256	$645,808
Capital Bank Division	563,454	485,496	397,475	308,610	247,709
Total loans	$1,200,290	$1,168,633	$1,121,574	$995,866	$893,517
*All loans, excluding those originated by the Capital Bank Division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by changes in economic or other conditions. The Corporation’s concentration policy limits consider the volume of commercial loans to any one specific industry, sponsor, and by collateral type and location. In addition, the Corporation’s policy limits the volume of non-owner occupied commercial mortgages to four times total risk based capital. At December 31, 2016 and 2015, total non-owner occupied commercial real estate loans divided by total risk based capital was 351.1% and 334.7% respectively.

The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At December 31, 2016 and 2015, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 43.9% and 40.6% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2016 and 2015.

The table below shows the maturity of only commercial and agricultural loans and commercial mortgages outstanding as of December 31, 2016.  Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2016
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and agricultural and commercial mortgages	$68,823	$246,650	$429,744	$745,217
Loans maturing with:
Fixed interest rates	$49,441	$78,156	$347,010	$474,607
Variable interest rates	19,382	168,494	82,734	270,610
Total	$68,823	$246,650	$429,744	$745,217

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

The following table summarizes the Corporation's non-performing assets, excluding purchased credit impaired loans (in thousands):

NON-PERFORMING ASSETS

December 31,	2016	2015	2014	2013	2012
Non-accrual loans	$7,649	$7,821	$6,798	$7,456	$5,667
Non-accrual troubled debt restructurings	4,394	4,411	980	1,061	365
Total non-performing loans	12,043	12,232	7,778	8,517	6,032
Other real estate owned	388	1,530	3,065	538	565
Total non-performing assets	$12,431	$13,762	$10,843	$9,055	$6,597

Ratio of non-performing loans to total loans	1.00%	1.05%	0.69%	0.86%	0.68%
Ratio of non-performing assets to total assets	0.75%	0.85%	0.71%	0.61%	0.53%
Ratio of allowance for loan losses to non-performing loans	118.35%	116.58%	175.96%	150.01%	172.96%

Accruing loans past due 90 days or more (1)	$13	$18	$1,454	$1,473	$4,484
Accruing troubled debt restructurings (1)	$5,839	$7,609	$8,705	$6,831	$5,364

(1)	These loans are not included in nonperforming assets above.

The table below shows interest income on non-accrual and troubled debt restructured loans for the indicated years ended December 31 (in thousands):

INTEREST INCOME ON NON-ACCRUAL AND TROUBLED DEBT RESTRUCTURED LOANS
	2016	2015	2014
Interest income that would have been recorded under original terms	$657	$578	$463
Interest income recorded during the period	$312	$424	$367

Non-Performing Loans

Non-performing loans totaled $12.0 million at December 31, 2016, or 1.00% of total loans, compared with $12.2 million at December 31, 2015, or 1.05% of total loans. The decrease in non-performing loans at December 31, 2016 was primarily due to a $1.8 million decrease in non-accruing commercial mortgages, offset by increases of $1.0 million in non-accruing consumer loans and $0.6 million in non-accruing residential mortgages. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $12.4 million, or 0.75% of total assets, at December 31, 2016, compared with $13.8 million, or 0.85% of total assets, at December 31, 2015.

The recorded investment in accruing loans past due 90 days or more totaled less than $0.1 million at December 31, 2016, consistent with the prior year.

Not included in non-performing loan totals are $1.4 million and $2.1 million of acquired loans which the Corporation has identified as PCI loans at December 31, 2016 and 2015, respectively. The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. As of December 31, 2016, the Corporation had $4.4 million of non-accrual TDRs compared with $4.4 million as of December 31, 2015. As of December 31, 2016, the Corporation had $5.8 million of accruing TDRs compared with $7.6 million as of December 31, 2015.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Impaired loans at December 31, 2016 totaled $12.9 million, including TDRs of $10.2 million, compared to $15.0 million at December 31, 2015, including TDRs of $12.0 million. Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans. The decrease in impaired loans was primarily in the commercial loan segment of the loan portfolio. Included in the recorded investment of impaired loans at December 31, 2016, are loans totaling $2.6 million for which impairment allowances of $0.9 million have been specifically allocated to the allowance for loan losses. As of December 31, 2015, the impaired loan total included $5.2 million of loans for which specific impairment allowances of $1.6 million were allocated to the allowance for loan losses. The decrease in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to a decrease in impaired commercial loans.

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

The allowance for loan losses was $14.3 million at December 31, 2016, compared to $14.3 million at December 31, 2015. The ratio of allowance for loan losses to total loans was 1.19% at December 31, 2016 and 1.22% at December 31, 2015, respectively. Net charge-offs for the years ended December 31, 2016 and 2015 were $2.4 million and $1.0 million, respectively.

The table below summarizes the Corporation’s allocation of the allowance for loan losses and percent of loans by category to total loans for each year in the five-year period ended December 31, 2016 (in thousands):

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Balance at end of period applicable to:	2016	%	2015	%	2014	%	2013	%	2012	%
Commercial and agricultural	$1,589	14.7	$1,831	16.5	$1,460	14.8	$1,979	14.6	$1,708	15.0
Commercial mortgages	7,270	47.4	7,112	43.3	6,326	40.4	6,243	37.5	4,428	35.9
Residential mortgages	1,523	16.6	1,464	16.8	1,572	17.5	1,517	19.7	1,565	22.4
Consumer loans	3,871	21.3	3,853	23.4	4,328	27.3	3,037	28.2	2,706	26.7
	14,253	100.0	14,260	100.0	13,686	100.0	12,776	100.0	10,407	100.0
Unallocated	—		—		—		—		26
Total	$14,253		$14,260		$13,686		$12,776		$10,433

The table below summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2016 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of year	$14,260	$13,686	$12,776	$10,433	$9,659
Reclassification of acquired loan discount	—	—	—	—	124
Charge-offs:
Commercial and agricultural	217	186	444	186	181
Commercial mortgages	911	104	2,229	44	335
Residential mortgages	65	47	97	124	83
Consumer loans	1,637	1,294	1,508	1,139	674
Total	2,830	1,631	4,278	1,493	1,273
Recoveries:
Commercial and agricultural	92	96	385	537	802
Commercial mortgages	10	131	156	98	55
Residential mortgages	—	—	32	65	—
Consumer loans	284	407	634	381	238
Total	386	634	1,207	1,081	1,095
Net charge-offs	2,444	997	3,071	412	178
Provision charged to operations	2,437	1,571	3,981	2,755	828
Allowance for loan losses at end of year	$14,253	$14,260	$13,686	$12,776	$10,433

Ratio of net charge-offs during year to average loans outstanding	0.20%	0.09%	0.29%	0.04%	0.02%
Ratio of allowance for loan losses to total loans outstanding	1.19%	1.22%	1.22%	1.28%	1.17%

Net charge-offs for December 31, 2016 were $2.4 million compared with $1.0 million for December 31, 2015.  The ratio of net charge-offs to average loans outstanding was 0.20% for 2016 compared to 0.09% for 2015.  The increase in net charge-offs can be attributed to the write-off of specifically reserved commercial loans during the current year.

Other Real Estate Owned

At December 31, 2016, OREO totaled $0.4 million compared to $1.5 million at December 31, 2015.  The decrease in other real estate owned was due primarily to the sale of one commercial property for $1.5 million.

Other Assets

The $0.6 million increase in other assets was due primarily to the amendment of the noncontributory defined benefit pension plan and defined benefit health care plan, which resulted in a pension asset of $1.8 million, compared to a pension liability of $3.8 million in the prior year, offset by the sale of one OREO property in 2016 for $1.5 million.

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2015 to December 31, 2016 (in thousands):

DEPOSITS

	December 31, 2016	December 31, 2015	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$417,812	$402,236	$15,576	3.9%
Interest-bearing demand deposits	136,826	130,573	6,253	4.8%
Insured money market accounts	548,963	497,658	51,305	10.3%
Savings deposits	208,636	203,749	4,887	2.4%
Time deposits	144,106	166,079	(21,973)	(13.2)%
Total	$1,456,343	$1,400,295	$56,048	4.0%

Deposits totaled $1.456 billion at December 31, 2016, compared with $1.400 billion at December 31, 2015, an increase of $56.0 million, or 4.0%.  At December 31, 2016, demand deposit and money market accounts comprised 75.8% of total deposits compared with 73.6% at December 31, 2015.  Sorted by public, commercial, consumer and broker sources, the growth in deposits was due primarily to increases of $38.7 million in brokered, $5.0 million in commercial deposits, and $25.5 million in consumer, offset by a decrease of $13.2 million in public deposit accounts.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Chemung Canal Trust Company*	$1,249,870	$1,219,282	$1,119,377	$1,097,920	$888,181
Capital Bank Division	206,473	181,013	160,637	168,336	159,316
Total loans	$1,456,343	$1,400,295	1,280,014	$1,266,256	$1,047,497
*All deposits, excluding those originated by the Capital Bank Division.

Brokered deposits include funds obtained through brokers, and the Bank’s participation in CDARS and ICS programs.  The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. The Corporation had no deposits obtained through brokers as of December 31, 2016 and 2015.  Deposits obtained through the CDARS and ICS programs were $203.7 million and $165.0 million as of December 31, 2016 and 2015, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to local municipalities.

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

Borrowings

FHLBNY advances decreased $24.0 million to $9.1 million at December 31, 2016 from $33.1 million at December 31, 2015.  FHLBNY overnight advances decreased $13.9 million million during 2016 while FHLBNY term advances decreased $10.1 million.

For each of the three years ended December 31, 2016, 2015 and 2014, respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity.

Information regarding securities sold under agreements to repurchase and FHLBNY advances is included in Foonotes 8 and 9 to the consolidated financial statements appearing elsewhere in this report.

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial loan customers. These agreements allow the Corporation’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Corporation to continue to receive the variable rate under the loan agreement with the customer. The agreement with the third party is not designated as a hedge contract, therefore changes in fair value are recorded through other non-interest income. Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet. Gains and losses are recorded as other non-interest income. The Corporation is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets, which typically involves a day one gain. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and an allowance for credit loss exposure, in the event of nonperformance. The Corporation recognized $0.1 million in swap fee income for the years ended in December 31, 2016 and 2015.
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

Shareholders’ Equity

Total shareholders’ equity was $143.7 million at December 31, 2016, compared with $137.2 million at December 31, 2015, a increase of $6.5 million, or 4.7%.  The increase was due primarily to earnings of $10.0 million, a reduction of $1.1 million in treasury stock, and a decrease of $0.2 million in accumulated other comprehensive income, offset $4.9 million in dividends declared. The total shareholders’ equity to total assets ratio was 8.67% at December 31, 2016 compared with 8.47% at December 31, 2015.  Tangible equity to tangible assets ratio increased to 7.29% at December 31, 2016, from 6.99% at December 31, 2015.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of December 31, 2016, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.  A comparison of the Corporation’s and the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2016 and 2015, is included in Footnote 18 to the consolidated financial statements appearing elsewhere in this report.  For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”

Cash dividends declared during 2016 totaled $4.9 million or $1.04 per share, and cash dividends declared during both 2015 and 2014 totaled $4.8 million, or $1.04 per share. Dividends declared during 2016 amounted to 48.76% of net income compared to 51.34%, and 58.80% of net income for 2015 and 2014, respectively.  Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  On December 19, 2012, the Board of Directors approved a new stock repurchase plan under which the Corporation may repurchase up to 125,000 shares.  No shares were purchased under the new plan in 2016 and 2015.  The Corporation has purchased 3,094 shares at a total cost of $93 thousand under the new plan since its inception.

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

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2016 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2017	2018 - 2019	2020 - 2021	2022 and thereafter
Standby letters of credit	$14,241	$12,609	$293	$1,339	$—
Unused portions of lines of credit (1)	143,576	143,576	—	—	—
Commitments to fund new loans	71,435	71,435	—	—	—
Total	$229,252	$227,620	$293	$1,339	$—
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $46.3 million, $12.5 million and $6.3 million, respectively, at December 31, 2016.

Contractual Obligations

The table below shows the Corporation’s contractual obligations under long-term agreements as of December 31, 2016 (in thousands).  Note references are to the Notes of the Consolidated Financial Statements:

CONTRACTUAL OBLIGATIONS

		Payments Due by Period
	Total	2017	2018 - 2019	2020 - 2021	2022 and thereafter
Time Deposits (Note 7)	$144,106	$97,706	$35,840	$8,565	$1,995
FHLBNY advances (Note 9)	9,000	7,000	2,000	—	—
Securities sold under agreements to repurchase (Note 8)	27,606	17,606	10,000	—	—
Operating leases (Note 5)	7,641	1,193	2,028	1,022	3,398
Capital leases (Note 5)	6,287	367	734	764	4,422
Data processing services and other	4,274	1,525	2,393	356	—
Total (1)	$198,914	$125,397	$52,995	$10,707	$9,815
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans.  Please refer to Part IV Item 15 Note 12 for information regarding these obligations at December 31, 2016.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of deposit clients, borrowers, and the operating, investing and financing activities of the Corporation.  The Corporation uses a variety of resources to meet its liquidity needs. These include short term investments, cash flow from lending and investing activities, core-deposit growth and non-core funding sources, such as time deposits of $100,000 or more, securities sold under agreements to repurchase and oth+er borrowings.

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $131.6 million and $106.2 million at December 31, 2016 and 2015, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at December 31, 2016 and 2015.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$22,141	$14,123
Net cash used by investing activities	(729)	(114,648)
Net cash provided by financing activities	26,565	97,547
Net decrease in cash and cash equivalents	$47,977	$(2,978)

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in years ended 2016 and 2015 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the years ended 2016 and 2015 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the years ended 2016 and 2015 predominantly resulted from an increase in deposits.  The increase in deposits reflected the seasonable inflow of funds from municipal clients into demand and money market accounts. Cash inflows in 2016 were offset by a reduction of FHLBNY overnight advances and repayment of FHLB advances.

Capital Resources

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2016, the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2016 and 2015, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2016, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The regulatory capital ratios as of December 31, 2016 and 2015 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$145,269	12.14%	$95,748	8.00%	$103,229	8.625%	N/A	N/A
Bank	$140,020	11.71%	$95,640	8.00%	$103,112	8.625%	$119,550	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$71,811	6.00%	$79,292	6.625%	N/A	N/A
Bank	$125,736	10.52%	$71,730	6.00%	$79,202	6.625%	$95,640	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$53,858	4.50%	$61,339	5.125%	N/A	N/A
Bank	$125,736	10.52%	$53,798	4.50%	$61,270	5.125%	$77,708	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$130,911	7.81%	$67,031	4.00%	N/A	N/A	N/A	N/A
Bank	$125,736	7.52%	$66,919	4.00%	N/A	N/A	$83,649	5.00%

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$139,049	12.26%	$90,704	8.00%	N/A	N/A
Bank	$135,058	11.93%	$90,548	8.00%	$113,185	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$68,028	6.00%	N/A	N/A
Bank	$120,881	10.68%	$67,911	6.00%	$90,548	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$51,021	4.50%	N/A	N/A
Bank	$120,881	10.68%	$50,933	4.50%	$73,571	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$124,787	7.83%	$63,772	4.00%	N/A	N/A
Bank	$120,881	7.59%	$63,701	4.00%	$79,626	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At December 31, 2016, the Bank could, without prior approval, declare dividends of approximately $15.2 million.

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,	December 31,
	2016	2015	2014
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO

Net interest income (GAAP)	$52,329	$50,642	$49,568
Fully taxable equivalent adjustment	631	554	650
Fully taxable equivalent net interest income (non-GAAP)	$52,960	$51,196	$50,218

Non-interest income (GAAP)	$21,149	$20,447	$26,756
Less: net (gains) losses on security transactions	(987)	(372)	(6,869)
Less: recoveries from other-than-temporary impairments	—	—	(515)
Adjusted non-interest income (non-GAAP)	$20,162	$20,075	$19,372

Non-interest expense (GAAP)	$56,610	$55,427	$60,477
Less: merger and acquisition expenses	—	—	(115)
Less: amortization of intangible assets	(986)	(1,136)	(1,310)
Less: legal accruals and settlements	(1,200)	—	(4,250)
Adjusted non-interest expense (non-GAAP)	$54,424	$54,291	$54,802

Average interest-earning assets (GAAP)	$1,571,513	$1,477,529	$1,399,285

Net interest margin - fully taxable equivalent (non-GAAP)	3.37%	3.46%	3.59%
Efficiency ratio (non-GAAP)	74.43%	76.18%	78.75%
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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2016	2015	2014
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$143,748	$137,242	$133,628
Less: intangible assets	(24,769)	(25,755)	(26,891)
Tangible equity (non-GAAP)	$118,979	$111,487	$106,737

Total assets (GAAP)	$1,657,179	$1,619,926	$1,524,539
Less: intangible assets	(24,769)	(25,755)	(26,891)
Tangible assets (non-GAAP)	$1,632,410	$1,594,171	$1,497,648

Total equity to total assets at end of period (GAAP)	8.67%	8.47%	8.77%
Book value per share (GAAP)	$30.07	$28.96	$28.44

Tangible equity to tangible assets at end of period (non-GAAP)	7.29%	6.99%	7.13%
Tangible book value per share (non-GAAP)	$24.89	$23.53	$22.71

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

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except ratio data)	2016	2015	2014
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$142,906	$137,891	$142,046
Less: average intangible assets	(25,250)	(26,308)	(27,554)
Average tangible equity (non-GAAP)	$117,656	$111,583	$114,492

Return on average equity (GAAP)	7.02%	6.84%	5.74%
Return on average tangible equity (non-GAAP)	8.52%	8.45%	7.12%

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

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2016	2015	2014
CORE NET INCOME
Reported net income (loss) (GAAP)	$10,027	$9,433	$8,157
Net (gains) losses on security transactions (net of tax)	(614)	(230)	(4,229)
Legal accruals and settlements (net of tax)	747	—	2,617
Merger and acquisition related expenses (net of tax)	—	—	71
Core net income (non-GAAP)	$10,160	$9,203	$6,616

Average basic and diluted shares outstanding	4,762	4,719	4,683

Reported basic and diluted earnings (loss) per share (GAAP)	$2.11	$2.00	$1.74
Reported return on average assets (GAAP)	0.60%	0.60%	0.54%
Reported return on average equity (GAAP)	7.02%	6.84%	5.74%

Core basic and diluted earnings per share (non-GAAP)	$2.13	$1.95	$1.41
Core return on average assets (non-GAAP)	0.61%	0.58%	0.44%
Core return on average equity (non-GAAP)	7.11%	6.67%	4.66%

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

The Corporation’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.  The Corporation's ALCO has the strategic responsibility for setting the policy guidelines on acceptable exposure to interest rate risk.  These guidelines contain specific measures and limits regarding the risks, which are monitored on a regular basis.  The ALCO is made up of the Chief Executive Officer, the Chief Financial Officer, the Asset Liability Management Officer, and other officers representing key functions.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At December 31, 2016, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 11.42% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 9.20%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.36% and 13.90%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2016, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 9.24% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 6.05%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 3.62% and 9.01%, respectively.

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

The Corporation monitors its loan portfolio carefully.  The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer and Treasurer (non-voting member), Chief Risk Officer (non-voting member), Business Client Division Manager, Retail Client Division Manager, Retail Loan Manager, Senior Commercial Real Estate Lender, and Commercial Loan Managers, implements the Board-approved loan policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part IV, Item 15 are filed as part of this report and appear on pages F-1 through F-65.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2016.

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

As of December 31, 2016 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2016. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2016 consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Corporation's internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Karl F. Krebs
Anders M. Tomson	Karl F. Krebs
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 8, 2017	March 8, 2017

Item 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2016 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2016 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2016 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2016 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2016 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-65 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the three years ended December 31, 2016

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2016

Consolidated Statements of Cash Flows for the three years ended December 31, 2016

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
10.1
Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference). Mr. Bentley retired as of December 31, 2016.

10.2
Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO (filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference). Mr. Bentley retired as of December 31, 2016.

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

10.9
Change of Control Agreement dated August 17, 2016 between Chemung Canal Trust Company and Kimberly A. Hazelton, Executive Vice President (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on August 17, 2016 and incorporated herein by reference).

21.0	Subsidiaries of the Registrant.*
23.0	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
32.2	Certification of Treasurer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 19 U.S.C. §1350.*
101.INS	Instance Document
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*
*	Filed herewith.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-65

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Chemung Financial Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Chemung Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on Chemung Financial Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemung Financial Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Livingston, New Jersey
March 8, 2017

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
(in thousands, except share and per share amounts)	2016	2015
ASSETS
Cash and due from financial institutions	$28,205	$24,886
Interest-bearing deposits in other financial institutions	45,957	1,299
Total cash and cash equivalents	74,162	26,185

Trading assets, at fair value	774	701

Securities available for sale, at estimated fair value	303,402	344,820
Securities held to maturity, estimated fair value of $4,912 at December 31, 2016 and $4,822 at December 31, 2015	4,705	4,566
FHLBNY and FRBNY Stock, at cost	4,041	4,797

Loans, net of deferred loan fees	1,200,290	1,168,633
Allowance for loan losses	(14,253)	(14,260)
Loans, net	1,186,037	1,154,373

Loans held for sale	412	1,076
Premises and equipment, net	28,923	29,397
Goodwill	21,824	21,824
Other intangible assets, net	2,945	3,931
Bank owned life insurance	2,912	2,839
Accrued interest and other assets	27,042	25,455

Total assets	$1,657,179	$1,619,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$417,812	$402,236
Interest-bearing	1,038,531	998,059
Total deposits	1,456,343	1,400,295

FHLBNY overnight advances	—	13,900
Securities sold under agreements to repurchase	27,606	28,453
FHLBNY term advances	9,093	19,203
Long term capital lease obligation	4,722	2,873
Dividends payable	1,225	1,214
Accrued interest payable and other liabilities	14,442	16,784
Total liabilities	1,513,431	1,482,722

Shareholders' equity:
Common stock, $.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2016 and December 31, 2015	53	53
Additional-paid-in capital	45,603	45,537
Retained earnings	124,111	118,973
Treasury stock, at cost (597,843 shares at December 31, 2016; 641,721 shares at December 31, 2015)	(15,265)	(16,379)
Accumulated other comprehensive loss	(10,754)	(10,942)

Total shareholders' equity	143,748	137,242

Total liabilities and shareholders' equity	$1,657,179	$1,619,964

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31
(in thousands, except per share amounts)	2016	2015	2014
Interest and Dividend Income:
Loans, including fees	$49,677	$48,271	$47,139
Taxable securities	5,239	4,958	5,043
Tax exempt securities	945	939	967
Interest-bearing deposits	307	76	64
Total interest and dividend income	56,168	54,244	53,213

Interest Expense:
Deposits	2,170	2,003	2,043
Securities sold under agreements to repurchase	849	848	848
Borrowed funds	820	751	754
Total interest expense	3,839	3,602	3,645
Net interest income	52,329	50,642	49,568
Provision for loan losses	2,437	1,571	3,981
Net interest income after provision for loan losses	49,892	49,071	45,587

Other operating income:
Wealth management group fee income	8,316	8,522	7,747
Service charges on deposit accounts	5,089	4,886	5,281
Interchange revenue from debit card transactions	4,027	3,307	3,360
Net gains on securities transactions	987	372	6,869
Net gain on sales of loans held for sale	326	294	301
Net gains (losses) on sales of other real estate owned	21	84	(64)
Income from bank owned life insurance	73	75	78
Other	2,310	2,907	3,184
Total other operating income	21,149	20,447	26,756
Other operating expenses:
Salaries and wages	20,954	21,223	21,315
Pension and other employee benefits	6,132	5,908	5,733
Net occupancy expenses	6,837	7,006	7,098
Furniture and equipment expenses	2,967	2,979	2,972
Data processing expense	6,593	6,586	6,393
Professional services	2,175	1,293	1,597
Legal accruals and settlements	1,200	—	4,250
Amortization of intangible assets	986	1,136	1,310
Marketing and advertising expense	877	899	1,079
Other real estate owned expenses	180	812	247
FDIC insurance	1,193	1,075	1,116
Loan expense	669	693	811
Merger and acquisition related expenses	—	—	115
Other	5,847	5,817	6,441
Total other operating expenses	56,610	55,427	60,477
Income before income tax expense	14,431	14,091	11,866
Income tax expense	4,404	4,658	3,709
Net income	$10,027	$9,433	$8,157

Weighted average shares outstanding	4,762	4,719	4,683
Basic and diluted earnings per share	$2.11	$2.00	$1.74

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31
(in thousands)	2016	2015	2014
Net income	$10,027	$9,433	$8,157

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale	(6,352)	(2,472)	236
Reclassification adjustment gains realized in net income	(987)	(372)	(6,869)
Net unrealized losses	(7,339)	(2,844)	(6,633)
Tax effect	2,773	1,094	2,550
Net of tax amount	(4,566)	(1,750)	(4,083)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	5,369	(2,052)	(8,481)
Reclassification adjustment for amortization of prior service costs	(427)	(90)	(90)
Prior service credit	1,101	—	—
Reclassification adjustment for amortization of net actuarial loss	1,595	1,484	681
Total before tax effect	7,638	(658)	(7,890)
Tax effect	(2,884)	251	3,033
Net of tax amount	4,754	(407)	(4,857)

Total other comprehensive income (loss)	188	(2,157)	(8,940)

Comprehensive income (loss)	$10,215	$7,276	$(783)

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2014	$53	$45,399	$111,031	$(18,060)	$155	$138,578
Net income	—	—	8,157	—	—	8,157
Other comprehensive loss	—	—	—	—	(8,940)	(8,940)
Restricted stock awards	—	151	—	—	—	151
Distribution of 3,467 shares of treasury stock for directors' deferred compensation plan	—	(85)	—	88	—	3
Distribution of 11,279 shares of treasury stock granted for employee restricted stock awards, net	—	(288)	—	288	—	—
Restricted stock units for directors' deferred compensation plan	—	94	—	—	—	94
Cash dividends declared ($1.04 per share)	—	—	(4,805)	—	—	(4,805)
Distribution of 8,385 shares of treasury stock for directors' compensation	—	59	—	214	—	273
Distribution of 3,595 shares of treasury stock for employee compensation	—	25	—	92	—	117
Balances at December 31, 2014	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	—	—	9,433	—	—	9,433
Other comprehensive loss	—	—	—	—	(2,157)	(2,157)
Restricted stock awards	—	314	—	—	—	314
Distribution of 3,598 shares of treasury stock granted for directors’ deferred compensation plan	—	(89)	—	92	—	3
Distribution of 7,628 shares of treasury stock granted for employee restricted stock awards, net	—	(195)	—	195	—	—
Restricted stock units for directors' deferred compensation plan	—	95	—	—	—	95
Cash dividends declared ($1.04 per share)	—	—	(4,843)	—	—	(4,843)
Distribution of 9,673 shares of treasury stock for directors' compensation	—	24	—	247	—	271
Distribution of 3,303 shares of treasury stock for employee compensation	—	8	—	85	—	93
Sale of 16,209 shares of treasury stock	—	25	—	413	—	438
Repurchase of 1,184 shares of common stock	—	—	—	(33)	—	(33)
Balances at December 31, 2015	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
(continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2015	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
Net income	—	—	10,027	—		10,027
Other comprehensive income	—	—	—	—	188	188
Restricted stock awards	—	192	—	—	—	192
Distribution of 3,740 shares of treasury stock granted for directors’ deferred compensation plan	—	(92)	—	95	—	3
Distribution of 8,249 shares of treasury stock granted for employee restricted stock awards, net	—	(212)	—	212	—	—
Restricted stock units for directors' deferred compensation plan	—	97	—	—	—	97
Cash dividends declared ($1.04 per share)	—	—	(4,889)	—		(4,889)
Distribution of 9,532 shares of treasury stock for directors' compensation	—	19	—	243	—	262
Distribution of 7,661 shares of treasury stock for employee compensation	—	15	—	195	—	210
Sale of 15,308 shares of treasury stock	—	47	—	391	—	438
Repurchase of 612 shares of common stock	—	—	—	(22)	—	(22)
Balances at December 31, 2016	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2015	2014
Net income	$10,027	$9,433	$8,157
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	986	1,136	1,310
Deferred income tax (benefit) expense	(2,564)	774	(2,263)
Provision for loan losses	2,437	1,571	3,981
(Gain) loss on disposal of fixed assets	—	(18)	14
Depreciation and amortization of fixed assets	4,205	4,044	3,861
Amortization of premiums on securities, net	1,771	1,903	2,398
Gains on sales of loans held for sale, net	(326)	(294)	(301)
Proceeds from sales of loans held for sale	15,498	13,669	14,062
Loans originated and held for sale	(14,508)	(13,786)	(13,731)
Net (gains) losses on sale of other real estate owned	(21)	(84)	64
Writedowns on OREO	7	390	141
Net (gains) losses on trading assets	(76)	2	(50)
Net gains on securities transactions	(987)	(372)	(6,869)
Proceeds from sales of trading assets	99	16	7
Purchase of trading assets	(96)	(170)	(140)
(Increase) decrease in other assets	(165)	4,931	(7,579)
Increase (decrease) in accrued interest payable	1	(28)	(99)
Expense related to restricted stock units for directors' deferred compensation plan	97	95	94
Expense related to employee stock compensation	210	93	117
Expense related to employee restricted stock awards	192	314	151
Increase (decrease) in other liabilities	5,427	(9,421)	15,086
Proceeds from bank owned life insurance	—	—	110
Income from bank owned life insurance	(73)	(75)	(78)
Net cash provided by operating activities	22,141	14,123	18,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	51,128	73,823	62,738
Proceeds from maturities and principal collected on securities available for sale	78,160	48,601	24,222
Proceeds from maturities and principal collected on securities held to maturity	2,868	3,290	3,201
Purchases of securities available for sale	(95,993)	(191,112)	(23,613)
Purchases of securities held to maturity	(3,007)	(2,025)	(2,537)
Purchase of FHLBNY and FRBNY stock	(5,458)	(8,552)	(3,907)
Redemption of FHLBNY and FRBNY stock	6,214	9,290	2,854
Proceeds from sales of fixed assets	—	18	—
Purchases of premises and equipment	(1,696)	(1,154)	(2,586)
Proceeds from sale of other real estate owned	1,568	1,329	342
Net increase in loans	(34,513)	(48,156)	(131,852)
Net cash used by investing activities	(729)	(114,648)	(71,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	78,021	166,045	46,407
Net decrease in time deposits	(21,973)	(45,764)	(32,649)
Net decrease in securities sold under agreements to repurchase	(847)	(1,199)	(3,049)
Net change in FHLBNY overnight advances	(13,900)	(16,930)	30,830
Repayments of FHLBNY long term advances	(10,110)	(107)	(5,933)
Payments made on capital lease	(186)	(103)	(561)
Sale of treasury stock	438	438	—
Cash dividends paid	(4,878)	(4,833)	(4,796)
Net cash provided by financing activities	26,565	97,547	30,249
Net increase (decrease) in cash and cash equivalents	47,977	(2,978)	(22,446)
Cash and cash equivalents, beginning of period	26,185	29,163	51,609
Cash and cash equivalents, end of period	$74,162	$26,185	$29,163
(Continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,838	$3,630	$3,744
Income Taxes	$4,360	$7,047	$3,346

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$412	$100	$3,074
Dividends declared, not yet paid	$1,225	$1,214	$1,204
Assets acquired through long term capital lease obligation	$2,035	$—	$3,537
Repurchase of common stock in lieu of employee payroll taxes	$(22)	$(33)	$—
Distribution of treasury stock for directors' deferred compensation plan	$3	$3	$3
Distribution of treasury stock for directors' compensation	$262	$271	$273

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and amounts due from banks and demand interest-bearing deposits with other financial institutions.

Time deposits with other financial institutions are classified as held-to-maturity securities and are not included in cash and cash equivalents.

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

LOANS

Loans are stated at the amount of unpaid principal balance net of deferred loan fees.  Additionally, recorded investment in loans includes interest receivable on loans.  The Corporation has the ability and intent to hold its loans for the foreseeable future.  The Corporation’s loan portfolio is comprised of the following segments: (i) commercial and agricultural, (ii) commercial mortgages, (iii) residential mortgages, and (iv) consumer loans.

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

The Corporation did not acquire any purchase credit impaired loans during the years ended December 31, 2016 and 2015.

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

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Company incorporates recent historical experience related to TDRs, including the performance of TDRs that subsequently default, into the calculation of the allowance by loan portfolio segment.

ALLOWANCE FOR LOAN LOSSES

The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans.  The allowance is established based on management’s evaluation of the probable incurred losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

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

CAPITAL LEASES

Capital leases are recorded at the lesser of the present value of future cash outlays using a discounted cash flow, or fair value at the beginning of the lease term. Initially, the capital lease is recorded as a building asset, which is depreciated over the shorter of the term of the lease or the estimated life of the asset, and a corresponding long term lease obligation, which amortizes as payments are made toward the lease. Interest expense is also incurred using the discount rate determined at the beginning of the lease term.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration total $1.721 billion, including $299.0 million of assets held under management or administration for the Corporation, at December 31, 2016 and $1.856 billion, including $304.1 million of assets held under management or administration for the Corporation, at December 31, 2015.

POSTRETIREMENT BENEFITS

Pension Plan:

The Chemung Canal Trust Company Pension Plan is a non-contributory defined benefit pension plan.  The Pension Plan is a “qualified plan” under the IRS Code and therefore must be funded.  Contributions are deposited to the Plan and held in trust.  The Plan assets may only be used to pay retirement benefits and eligible plan expenses.  The plan was amended such that new employees hired on or after July 1, 2010 would not be eligible to participate in the plan, however, existing participants at that time would continue to accrue benefits.

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

On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan were frozen so that participants will no longer earn further retirement benefits. The effects of this freeze are reflected in the pension plan disclosures as of December 31, 2016. See Note 12.

Defined Contribution Profit Sharing, Savings and Investment Plan:

The Corporation also sponsors a 401(K) defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1000 hours of annual service.  The Corporation makes non-discretionary contributions and discretionary matching and profit sharing contributions to the plan based on the financial results of the Corporation.  The plan's assets consist of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.  The plan’s expense is the amount of non-discretionary contributions and discretionary matching and profit sharing contributions, and is charged to other operating expenses in the consolidated statements of income.

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

Defined Benefit Health Care Plan:

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements.  This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self-insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside in the Central New York geographic area is provided under a group sponsored plan with Excellus BlueCross BlueShield called Medicare Blue PPO, with the retiree paying 100% of the premium. Excellus BlueCross BlueShield assumes full liability for the payment of health care benefits incurred after July 1, 2006. Current Medicare eligible retirees who reside outside of the Central New York geographic area were eligible for coverage under the Corporation's self insurance plan thru December 31, 2009, contributing 50% of the cost of coverage. Effective January 1, 2010, these out of area retirees were eligible for coverage under a Medicare Supplement Plan C administered by Excellus BlueCross BlueShield, contributing 50% of the premium. Current retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, contributing 50% of the cost of the coverage. Employees who retired after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan. Additionally, effective July 1, 2006, dental benefits were eliminated for all retirees.  The cost of the plan is based on actuarial computations of current and future benefits for employees, and is charged to other operating expenses in the consolidated statements of income.

On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. The effects of this freeze are reflected in the pension plan disclosures as of December 31, 2016. See Note 12.

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

STOCK-BASED COMPENSATION

Restricted Stock Plan:

The Restricted Stock Plan is designed to align the interests of the Corporation’s executives and senior managers with the interests of the Corporation and its shareholders, to ensure the Corporation’s compensation practices are competitive and comparable with those of its peers, and to promote the retention of select management-level employees.  Under the terms of the Plan, the Corporation may make discretionary grants of restricted shares of the Corporation’s common stock to or for the benefit of employees selected to participate in the Plan.  Each officer of the Corporation, other than the Corporation’s chief executive officer, is eligible to participate in the Plan.  Awards are based on the performance, responsibility and contributions of the employee and are targeted at an average of the peer group.  The maximum number of shares of the Corporation’s common stock that may be awarded as restricted shares to Plan participants may not exceed 15,000 per calendar year.  Twenty percent of the restricted stock awarded to a participant vests each year commencing with the first anniversary date of the award and is 100 percent vested on the fifth anniversary date.  Except in the case of the participant’s death, disability, or in the event of a change in control, the participant’s unvested shares of unrestricted stock will be forfeited if the participant leaves the employment of the Corporation or the Bank, with or without cause, or if the participant retires prior to attainment of age 65.  The plan’s expense is recognized as compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date. See Note 13 for more information regarding this Plan.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.  Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2016.

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of FOFC in April 2011 and the acquisition of six branches of Bank of America in November of 2013, with balances of $1.7 million, $0.5 million and $0.7 million, respectively, at December 31, 2016.  The intangible assets related to the acquisition of Canton Bancorp, Inc. in May 2009 were fully amortized at December 31, 2016. The intangible assets related to the acquisition of three former M&T Bank branch offices in March 2008 were fully amortized at December 31, 2015. The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit and customer relationship intangibles related to the M&T branch offices, and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 year accelerated method.  The identifiable core deposit related to the branch offices in the Bank of America acquisition is being amortized to expense using a 7 year accelerated method.  The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year accelerated method.

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

Premiums received when entering into derivative contracts are recognized as part of the fair value of the derivative asset or liability and are carried at fair value with any gain/loss at inception and any changes in fair value reflected in income.

The Corporation does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back interest rate swap program. The Corporation may need to post collateral, either cash or certain qualified securities, in proportion to potential increases in unrealized loss positions. The Corporation had pledged collateral of $450 thousand to derivative counterparties as of December 31, 2016.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, an amendment to Revenue from Contracts with Customers (Topic 606). The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. The requires are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. The Corporation intends to adopt the new revenue guidance as of January 1, 2018 and does not expect a significant change upon adoption of the standard, as the new standard will not materially change the way the Corporation currently records revenue for its WMG and fee income from mortgage servicing fees, financial guarantees, and deposit related fees.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  The objectives of the ASU are to (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation will adopt all provisions of this ASU as of January 1, 2018 and believes the ASU will not have a material impact on its consolidated financial statements, as the Corporation's equity investment portfolio is less than $1.0 million as of December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, though early adoption is permitted. The Corporation intends to adopt the new lease guidance as of January 1, 2019 and is currently evaluation the impact that adoption of these updates will have on its consolidated financial statements. Currently, the Corporation believes the implementation of this ASU will create a right of use asset of less than $5.0 million for the Corporation's 13 leased facilities and a related capital obligation of the same amount as of January 1, 2019.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for a stock payment's tax consequences and amend how excess tax benefits and a business's payments to cover the tax bills for the shares' recipients should be classified. The amendments allow companies to estimate the number of stock awards they expect to vest, and they revise the withholding requirements for classifying stock awards as equity. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, though early adoption is permitted. The Corporation will adopt the new stock compensation guidance as of January 1, 2017 and believes that the ASU will not have a material impact on its consolidated financial statements as employee's are responsible for tax consequences associated with the vesting of their shares.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. The Corporation is evaluating the potential impact on the Corporation's consolidated financial statements and believes that the ASU may materially change the current process of evaluating the allowance for loan losses.

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

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation was in compliance with the reserve requirement with the Federal Reserve Bank of New York as of December 31, 2016.

The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1.4 million for electronic funds transaction settlement purposes at December 31, 2016 and 2015.

The Corporation also maintains a collateral restricted account with a financial institution in the amount of$.5 million as of December 31, 2016. The collateral held at the financial institution is related to the Corporation's interest rate swap program and serves as collateral in the event of default on the interest rate swaps with the counterparties.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2016 and 2015 are as follows (in thousands):

	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,300	$17,455	$99,430	$100,166
Mortgage-backed securities, residential	253,156	245,866	199,680	198,366
Obligations of states and political subdivisions	38,843	38,740	43,695	44,426
Corporate bonds and notes	249	250	747	752
SBA loan pools	568	570	643	647
Corporate stocks	285	521	285	463
Total	$310,401	$303,402	$344,480	$344,820

Gross unrealized gains and losses on securities available for sale at December 31, 2016 and 2015, were as follows (in thousands):

	2016		2015
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$155	$—	$752	$16
Mortgage-backed securities, residential	202	7,492	427	1,741
Obligations of states and political subdivisions	209	312	737	6
Corporate bonds and notes	1	—	5	—
SBA loan pools	3	1	5	1
Corporate stocks	236	—	178	—
Total	$806	$7,805	$2,104	$1,764

The amortized cost and estimated fair value of debt securities available for sale are shown below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2016
	Amortized Cost	Fair Value
Within one year	$8,236	$8,286
After one, but within five years	36,171	36,400
After five, but within ten years	11,579	11,398
After ten years	406	361
Mortgage-backed securities, residential	253,156	245,866
SBA loan pools	568	570
Total	$310,116	$302,881

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below (in thousands):

	2016	2015	2014
Proceeds	$40,413	$72,718	$36,258
Gross gains	$989	$410	$6,869
Gross losses	$(2)	$(38)	$—
Tax expense	$373	$142	$2,641

Amortized cost and estimated fair value of securities held to maturity at December 31, 2016 and 2015 are as follows (in thousands):

	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$3,725	$3,931	$4,566	$4,822
Time deposits with other financial institutions	980	981	—	—
	$4,705	$4,912	$4,566	$4,822

Gross unrealized gains and losses on securities held to maturity at December 31, 2016 and 2015, were as follows (in thousands):

	2016		2015
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of states and political subdivisions	$206	$—	$256	$—
Time deposits with other financial institutions	1	—	—	—
Total	$207	$—	$256	$—

There were no sales of securities held to maturity in 2016 or 2015.

The contractual maturity of securities held to maturity is as follows at December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Fair Value
Within one year	$1,742	$1,754
After one, but within five years	2,626	2,780
After five, but within ten years	337	378
After ten years	—	—
Total	$4,705	$4,912

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2016 and December 31, 2015 by aggregated major security type and length of time in a continuous unrealized position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2016
Mortgage-backed securities, residential	$233,843	$7,492	$—	$—	$233,843	$7,492
Obligations of states and political subdivisions	25,724	312	—	—	25,724	312
SBA loan pools	—	—	225	1	225	1
Total temporarily impaired securities	$259,567	$7,804	$225	$1	$259,792	$7,805

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2015
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,169	$16	$—	$—	$15,169	$16
Mortgage-backed securities, residential	177,058	1,741	—	—	177,058	1,741
Obligations of states and political subdivisions	3,756	4	592	2	4,348	6
Corporate stocks	—	—	251	1	251	1
Total temporarily impaired securities	$195,983	$1,761	$843	$3	$196,826	$1,764

Other-Than-Temporary-Impairment

As of December 31, 2016, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities. At December 31, 2016, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

The table below presents a roll forward of the cumulative credit losses recognized in earnings for the periods ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Beginning balance, January 1,	$—	$—	$1,939
Additions/Subtractions:
Reductions for previous credit losses realized on securities sold during the year	—	—	—
Reductions for previous credit losses realized on securities liquidated during the year	—	—	(1,939)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—	—
Ending balance, December 31,	$—	$—	$—

During the first quarter of 2014, the Corporation received notice that one CDO consisting of a pool of trust preferred securities was liquidated and recorded $515 thousand in other operating income during the first quarter of 2014 to reflect proceeds received from the liquidation.  The Corporation does not own any other CDO’s in its investment securities portfolio.

Pledged Securities

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $191.0 million at December 31, 2016 and $196.1 million at December 31, 2015.

The table below shows the securities pledged to secure securities sold under agreements to repurchase at December 31, 2016 and 2015 (in thousands):

	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government and U. S. Government sponsored enterprises	$1,231	$1,276	$22,988	$23,267
Mortgage-backed securities, residential	37,769	37,000	20,453	20,589
Total	$39,000	$38,276	$43,441	$43,856

Concentrations

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2016 or 2015.

Equity Method Investments

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of December 31, 2016 and 2015, these investments totaled $0.4 million and $0.5 million, respectively, are included in other assets, and are accounted for under the equity method of accounting.

(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred loan fees is summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Commercial and agricultural:
Commercial and industrial	$176,201	$192,197
Agricultural	360	1,036
Commercial mortgages:
Construction	46,387	41,131
Commercial mortgages	522,269	465,347
Residential mortgages	198,493	195,778
Consumer loans:
Credit cards	1,476	1,483
Home equity lines and loans	98,590	101,726
Indirect consumer loans	139,572	151,327
Direct consumer loans	16,942	18,608
Total loans, net of deferred loan fees	1,200,290	1,168,633
Interest receivable on loans	3,192	2,870
Total recorded investment in loans	$1,203,482	$1,171,503

Residential mortgages held for sale as of December 31, 2016 and 2015 totaling $0.4 million and $1.1 million, respectively, are not included in the above table.

Residential mortgages totaling $158.0 million at December 31, 2016 and $156.3 million at December 31, 2015 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	December 31, 2016
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,831	$7,112	$1,464	$3,853	$14,260
Charge Offs:	(217)	(911)	(65)	(1,637)	(2,830)
Recoveries:	92	10	—	284	386
Net (charge offs) recoveries	(125)	(901)	(65)	(1,353)	(2,444)
Provision	(117)	1,059	124	1,371	2,437
Ending balance	$1,589	$7,270	$1,523	$3,871	$14,253

	December 31, 2015
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,460	$6,326	$1,572	$4,328	$13,686
Charge Offs:	(186)	(104)	(47)	(1,294)	(1,631)
Recoveries:	96	131	—	407	634
Net recoveries (charge offs)	(90)	27	(47)	(887)	(997)
Provision	461	759	(61)	412	1,571
Ending balance	$1,831	$7,112	$1,464	$3,853	$14,260

	December 31, 2014
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,979	$6,243	$1,517	$3,037	$12,776
Charge Offs:	(444)	(2,229)	(97)	(1,508)	(4,278)
Recoveries:	385	156	32	634	1,207
Net recoveries (charge offs)	(59)	(2,073)	(65)	(874)	(3,071)
Provision	(460)	2,156	120	2,165	3,981
Ending balance	$1,460	$6,326	$1,572	$4,328	$13,686

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$735	$—	$141	$876
Collectively evaluated for impairment	1,589	6,476	1,498	3,730	13,293
Loans acquired with deteriorated credit quality	—	59	25	—	84
Total ending allowance balance	$1,589	$7,270	$1,523	$3,871	$14,253

	December 31, 2015
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8	$1,481	$—	$77	$1,566
Collectively evaluated for impairment	1,823	5,572	1,424	3,776	12,595
Loans acquired with deteriorated credit quality	—	59	40	—	99
Total ending allowance balance	$1,831	$7,112	$1,464	$3,853	$14,260

	December 31, 2016
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$693	$10,382	$396	$455	$11,926
Loans collectively evaluated for impairment	176,334	558,451	198,474	256,879	1,190,138
Loans acquired with deteriorated credit quality	—	1,323	95	—	1,418
Total ending loans balance	$177,027	$570,156	$198,965	$257,334	$1,203,482

	December 31, 2015
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,498	$12,773	$235	$474	$14,980
Loans collectively evaluated for impairment	192,202	493,102	195,731	273,393	1,154,428
Loans acquired with deteriorated credit quality	—	1,825	270	—	2,095
Total ending loans balance	$193,700	$507,700	$196,236	$273,867	$1,171,503

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2016 and December 31, 2015, the average recorded investment and interest income recognized by class of loans as of the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$690	$693	$—	$1,487	$1,489	$—
Commercial mortgages:
Construction	277	278	—	349	350	—
Commercial mortgages	8,792	7,857	—	7,551	7,577	—
Residential mortgages	395	396	—	234	235	—
Consumer loans:
Home equity lines and loans	93	95	—	107	108	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	—	—	—	9	9	8
Commercial mortgages:
Commercial mortgages	2,245	2,247	735	4,913	4,846	1,481
Consumer loans:
Home equity lines and loans	360	360	141	364	366	77
Total	$12,852	$11,926	$876	$15,014	$14,980	$1,566

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$1,010	$42	$1,358	$64	$1,463	$40
Commercial mortgages:
Construction	320	14	992	36	2,104	102
Commercial mortgages	6,793	240	7,728	264	7,492	259
Residential mortgages	366	5	244	4	141	1
Consumer loans:
Home equity lines & loans	102	5	396	6	143	6
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	33	—	146	3	502	—
Commercial mortgages:
Commercial mortgages	4,749	6	4,503	49	1,611	41
Consumer loans:
Home equity lines and loans	362	—	84	18	56	4
Total	$13,735	$312	$15,451	$444	$13,512	$453
(1)  Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of December 31, 2016 and December 31, 2015 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	2016	2015	2016	2015
Commercial and agricultural:
Commercial and industrial	$—	$13	$2	$3
Commercial mortgages:
Construction	19	63	—	—
Commercial mortgages	5,454	7,203	—	—
Residential mortgages	4,201	3,610	—	—
Consumer loans:
Credit cards	—	—	11	15
Home equity lines and loans	1,670	757	—	—
Indirect consumer loans	654	542	—	—
Direct consumer loans	45	43	—	—
Total	$12,043	$12,232	$13	$18

The following tables present the aging of the recorded investment in loans as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$160	$7	$2	$169	$—	$176,497	$176,666
Agricultural	—	—	—	—	—	361	361
Commercial mortgages:
Construction	—	1,177	—	1,177	—	45,333	46,510
Commercial mortgages	652	4,460	2,412	7,524	1,323	514,799	523,646
Residential mortgages	2,100	436	2,383	4,919	95	193,951	198,965
Consumer loans:
Credit cards	3	9	11	23	—	1,453	1,476
Home equity lines and loans	227	—	1,149	1,376	—	97,477	98,853
Indirect consumer loans	1,773	287	542	2,602	—	137,391	139,993
Direct consumer loans	54	7	22	83	—	16,929	17,012
Total	$4,969	$6,383	$6,521	$17,873	$1,418	$1,184,191	$1,203,482

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$398	$3	$12	$413	$—	$192,248	$192,661
Agricultural	—	—	—	—	—	1,039	1,039
Commercial mortgages:
Construction	—	—	—	—	—	41,231	41,231
Commercial mortgages	4,197	199	5,239	9,635	1,825	455,009	466,469
Residential mortgages	2,983	725	1,703	5,410	270	190,555	196,236
Consumer loans:
Credit cards	30	4	15	50	—	1,433	1,482
Home equity lines and loans	233	77	239	549	—	101,428	101,977
Indirect consumer loans	1,744	4	447	2,194	—	149,531	151,726
Direct consumer loans	208	—	19	227	—	18,455	18,682
Total	$9,793	$1,012	$7,674	$18,478	$2,095	$1,150,929	$1,171,503

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

As of December 31, 2016, 2015 and 2014, the Corporation has a recorded investment in TDRs of $10.2 million, $12.0 million, and $9.7 million, respectively.  There were specific reserves of $0.9 million allocated for TDRs at December 31, 2016, and $1.4 million allocated for December 31, 2015, and $0.3 million allocated for December 31, 2014.  As of December 31, 2016, TDRs totaling $5.8 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  As of December 31, 2015, TDRs totaling $7.6 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  As of December 31, 2014, TDRs totaling $8.7 million were accruing interest under the modified terms and $1.0 million were on non-accrual status.  The Corporation has committed no additional amounts as of December 31, 2016 to customers with outstanding loans that are classified as TDRs. The Corporation committed additional amounts totaling up to $0.1 million as of both December 31, 2015 and December 31, 2014 to customers with outstanding loans that are classified as TDRs.

During the years ended December 31, 2016, 2015 and 2014, the terms of certain loans were modified as TDRs. During the year ended December 31, 2016, the modification of the terms of a residential mortgage loan included an extension of the maturity date by thirteen years at a stated interest rate lower than the current market rate for new debt with similar risk and a corresponding reduction of the scheduled amortization payments of the loan due to the longer term. Also, $8 thousand of closing costs were capitalized on the restructured loan. Additionally, the modification of the terms of five commercial real estate loans and one residential home equity loan included consolidating the loans into one commercial real estate loan and extending the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. Also the modification of the terms of a residential mortgage loan included a reduction in the stated interest rate for three years and a corresponding reduction of the scheduled amortized payments of the loan due to the lower interest rate. Additionally, $4 thousand of interest and past due escrow payments were capitalized on the restructured loan. The modification of the terms of another commercial real estate loan included a postponement or reduction of the scheduled amortized payments of the loan for greater than a 3 month period and a partial release of collateral due to a sale of property after which the bank received part of the proceeds to bring the loan current and reduce the principal balance with the remainder of the proceeds used to pay delinquent taxes. This results in a reduction in outstanding principal of $97 thousand at the time of restructuring.

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
The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2016, 2015 and 2014 (in thousands):

December 31, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	6	$485	$388
Residential mortgages	2	295	307
Consumer loans:
Home equity lines and loans	1	74	74
Total	9	$854	$769

The TDRs described above did not increase the allowance for loan losses and resulted in no charge offs during the year ended December 31, 2016.

December 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$477	$477
Commercial mortgages:
Commercial mortgages	5	2,810	2,810
Total	6	$3,287	$3,287

The TDRs described above increase the allowance for loan losses by $1.1 million and resulted in no charge offs during the year ended December 31, 2015.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as troubled debt restructurings during the year ended December 31, 2016 within twelve months following the modification.

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

There were no payment defaults on any loans previously modified as troubled debt restructurings during the year ended December 31, 2014 within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of December 31, 2016 and December 31, 2015, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	December 31, 2016
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$172,873	$—	$2,277	$1,516	$—	$176,666
Agricultural	—	361	—	—	—	—	361
Commercial mortgages:
Construction	—	45,055	—	259	1,196	—	46,510
Commercial mortgages	—	496,723	1,323	8,574	15,566	1,460	523,646
Residential mortgages	194,669	—	95	—	4,201	—	198,965
Consumer loans
Credit cards	1,476	—	—	—	—	—	1,476
Home equity lines and loans	97,183	—	—	—	1,670	—	98,853
Indirect consumer loans	139,339	—	—	—	654	—	139,993
Direct consumer loans	16,967	—	—	—	45	—	17,012
Total	$449,634	$715,012	$1,418	$11,110	$24,848	$1,460	$1,203,482

	December 31, 2015
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,359	$—	$3,772	$2,521	$9	$192,661
Agricultural	—	1,039	—	—	—	—	1,039
Commercial mortgages:
Construction	—	40,881	—	287	63	—	41,231
Commercial mortgages	—	437,549	1,825	8,437	14,454	4,204	466,469
Residential mortgages	192,245	—	270	—	3,721	—	196,236
Consumer loans
Credit cards	1,482	—	—	—	—	—	1,482
Home equity lines and loans	101,219	—	—	—	758	—	101,977
Indirect consumer loans	151,184	—	—	—	542	—	151,726
Direct consumer loans	18,639	—	—	—	43	—	18,682
Total	$464,769	$665,828	$2,095	$12,496	$22,102	$4,213	$1,171,503

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  Non-performing loans include non-accrual loans and non-accrual troubled debt restructurings.
The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$194,764	$1,476	$97,183	$139,339	$16,967
Non-Performing	4,201	—	1,670	654	45
Total	$198,965	$1,476	$98,853	$139,993	$17,012

	December 31, 2015
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$192,626	$1,482	$101,219	$151,184	$18,639
Non-Performing	3,610	—	758	542	43
Total	$196,236	$1,482	$101,977	$151,726	$18,682

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

The tables below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2014 to December 31, 2016 (in thousands):

	Balance at December 31, 2015	Income Accretion	All Other Adjustments	Balance at December 31, 2016
Contractually required principal and interest	$2,912	$—	$(972)	$1,940
Contractual cash flows not expected to be collected (non accretable discount)	(506)	—	154	(352)
Cash flows expected to be collected	2,406	—	(818)	1,588
Interest component of expected cash flows (accretable yield)	(311)	112	29	(170)
Recorded investment in loans acquired with deteriorating credit quality	$2,095	$112	$(789)	$1,418

	Balance at December 31, 2014	Income Accretion	All Other Adjustments	Balance at December 31, 2015
Contractually required principal and interest	$3,621	$—	$(709)	$2,912
Contractual cash flows not expected to be collected (non accretable discount)	(570)	—	64	(506)
Cash flows expected to be collected	3,051	—	(645)	2,406
Interest component of expected cash flows (accretable yield)	(420)	174	(65)	(311)
Recorded investment in loans acquired with deteriorating credit quality	$2,631	$174	$(710)	$2,095

	Balance at January 1, 2014	Income Accretion	All Other Adjustments	Balance at December 31, 2014
Contractually required principal and interest	$11,230	$—	$(7,609)	$3,621
Contractual cash flows not expected to be collected (non accretable discount)	(543)	—	(27)	(570)
Cash flows expected to be collected	10,687	—	(7,636)	3,051
Interest component of expected cash flows (accretable yield)	(991)	515	56	(420)
Recorded investment in loans acquired with deteriorating credit quality	$9,696	$515	$(7,580)	$2,631

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $15 thousand during the year ended December 31, 2016, increased the allowance for loan losses by $5 thousand during the year ended December 31, 2016, and decreased the allowance for loan losses by $1.3 million during the year ended December 31, 2014. For those purchased credit impaired loans disclosed above, the Corporation did not reverse any allowance for loan losses during the years ended December 31, 2016 and 2015 and reversed $5 thousand during the year ended December 31, 2014.

(5)    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Land	$4,803	$4,803
Buildings	40,831	38,660
Projects in progress	—	167
Equipment and furniture	37,072	35,734
Leasehold improvements	5,445	5,759
	88,151	85,123
Less accumulated depreciation and amortization	59,228	55,726
Net book value	$28,923	$29,397

Depreciation expense was $4.2 million, $4.0 million and $3.9 million for 2016, 2015, and 2014, respectively.

Operating Leases

The Corporation leases certain branch properties under operating leases.  Rent expense was $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

Year	Estimated Expense
2017	$1,193
2018	1,179
2019	849
2020	555
2021	467
2022 and thereafter	3,398
Total	$7,641

Capital Leases

The Corporation leases certain buildings under capital leases.  The lease arrangements require monthly payments through 2036.

The Corporation has included these leases in premises and equipment as follows:

	2016	2015
Buildings	$5,572	$3,537
Accumulated depreciation	(540)	(232)
Net book value	$5,032	$3,305

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2016 (in thousands):

Year	Amount
2017	$367
2018	367
2019	367
2020	376
2021	388
2022 and thereafter	4,422
Total minimum lease payments	6,287
Less amount representing interest	1,565
Present value of net minimum lease payments	$4,722

(6)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2016 and 2015 (in thousands):

	At December 31, 2016		At December 31, 2015
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$4,689	$5,975	$4,057
Other customer relationship intangibles	5,633	3,974	5,633	3,620
Total	$11,608	$8,663	$11,608	$7,677

Aggregate amortization expense was $1.0 million, $1.1 million, and $1.3 million for 2016, 2015 and 2014, respectively.

The remaining estimated aggregate amortization expense at December 31, 2016 is listed below (in thousands):

Year	Estimated Expense
2017	$859
2018	734
2019	609
2020	484
2021	259
Total	$2,945

(7)    DEPOSITS

A summary of deposits at December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Non-interest-bearing demand deposits	$417,812	$402,236
Interest-bearing demand deposits	136,826	130,573
Insured money market accounts	548,963	497,658
Savings deposits	208,636	203,749
Time deposits	144,106	166,079
Total	$1,456,343	$1,400,295

Scheduled maturities of time deposits at December 31, 2016, are summarized as follows (in thousands):

Year	Maturities
2017	$97,706
2018	29,253
2019	6,587
2020	6,133
2021	2,432
2022	1,995
Total	$144,106

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand at December 31, 2016 and 2015 were $14.1 million and $20.6 million, respectively.

(8)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Repurchase agreements are secured borrowings. The Corporation pledges investment securities to secure these borrowings. A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Balance at December 31	$27,606	$28,453	$29,652
Maximum month-end balance	$30,497	$32,145	$31,914
Average balance during year	$29,120	$30,236	$30,667
Weighted-average interest rate at December 31	3.02%	2.93%	2.82%
Average interest rate paid during year	2.92%	2.80%	2.77%

The contractual maturity of securities sold under agreements to repurchase by collateral pledged as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31, 2016
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$1,276	$—	$—	$1,276
Mortgage-backed securities, residential	13,092	9,664	14,244	—	37,000
Total	13,092	10,940	14,244	—	38,276
Excess collateral held	(5,486)	(940)	(4,244)	—	(10,670)
Gross amount of recognized liabilities for repurchase agreements	$7,606	$10,000	$10,000	$—	$27,606

	December 31, 2015
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$12,163	$1,781	$9,323	$—	$23,267
Mortgage-backed securities, residential	8,280	9,174	3,135	—	20,589
Total	20,443	10,955	12,458	—	43,856
Excess collateral held	(11,990)	(955)	(2,458)	—	(15,403)
Gross amount of recognized liabilities for repurchase agreements	$8,453	$10,000	$10,000	$—	$28,453

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

(9)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of FHLBNY fixed rate advances at December 31, 2016 and 2015.  The carrying amount includes the advance balance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

2016
Amount	Rate	Maturity Date	Call Date
$4,041	3.90%	October 19, 2017	January 19, 2017
3,031	2.91%	December 4, 2017	March 3, 2017
2,021	3.05%	January 2, 2018	April 1, 2017
$9,093	3.38%

2015
Amount	Rate	Maturity Date	Call Date
$13,900	0.52%	January 4, 2016	-
10,000	4.60%	December 22, 2016	-
4,090	3.90%	October 19, 2017	January 19, 2015
3,068	2.91%	December 4, 2017	March 3, 2016
2,045	3.05%	January 2, 2018	April 1, 2016
$33,103	2.54%

Each advance is payable at its maturity date, with a prepayment penalty for term advances.  The Corporation has pledged $158.0 million and $156.3 million of first mortgage loans under a blanket lien arrangement at December 31, 2016 and 2015, respectively, as collateral for theses advances and future borrowings.  Based on this collateral and the Corporation’s holdings of FHLBNY stock, the Corporation is eligible to borrow up to a total of $131.6 million at year-end 2016.

Payments over the next five years are as follows:

Year	Amount
2017	$7,000
2018	2,000
2019	—
2020	—
2021	—
Total	$9,000

(10)    DERIVATIVES

As part of the Corporation's product offerings, the Corporation acts as an interest rate swap counterparty for certain commercial borrowers in the normal course of servicing our customers. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets. The Corporation manages its exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the interest rate swaps it has with the commercial borrowers. These positions directly offset each other and the Corporation's exposure is the fair value of the derivatives due to potential changes in credit risk of our commercial borrowers and third parties. The Corporation also enters into risk participation agreements with dealer banks on commercial loans in which it participates. The Corporation receives an upfront fee for participating in the credit exposure of the interest rate swap associated with the commercial loan in which it is a participant and the fee received is recognized immediately in other non-interest income. The Corporation is exposed to its share of the credit loss equal to the fair value of the interest rate swap in the event of nonperformance by the counterparty of the interest rate swap. The Corporation determines the fair value of the credit loss exposure using an estimated credit default rate based on the historical performance of similar assets.

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2016, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $52.2 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $36.8 million, consisting of $18.4 million of interest rate swaps with commercial borrowers and an additional $18.4 million of offsetting interest rate swaps with third-party counter-parties on substantially the same terms, and risk participation agreements with dealer banks of $15.4 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.

The following table presents information regarding our derivative financial instruments, at December 31:

2016	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	5	$18,378	7.9	4.05%	3.36%	$(693)
Interest rate swap agreements with third-party counter-parties	5	18,378	7.9	3.36%	4.05%	693
Risk participation agreements	5	15,401	23.5			(68)
Total	15	$52,157				$(68)

2015	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	1	$1,934	5.9	4.33%	3.02%	$15
Interest rate swap agreements with third-party counter-parties	1	1,934	5.9	3.02%	4.33%	(16)
Risk participation agreements	4	10,528	26.2			(47)
	6	$14,396				$(48)

2014	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Risk participation agreements	3	$8,335	31.5	N/A	N/A	$(18)
	3	$8,335				$(18)

Off-balance sheet exposure for the risk participation agreements was $1.3 million and $0.9 million for December 31, 2016 and 2015, respectively.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging were as follows:

	Years Ended December 31,
	2016	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swap agreements with commercial loan customers:
Unrealized gain (loss) recognized in other non-interest income	$(708)	$15	$—

Interest rate swap agreements with third-party counter-parties:
Unrealized gain (loss) recognized in other non-interest income	709	(16)	—

Risk participation agreements:
Unrealized gain (loss) recognized in other non-interest income	(21)	(29)	(18)

Unrealized gain (loss) recognized in non-interest income	$(20)	$(30)	$(18)

(11)            INCOME TAXES

For the years ended December 31, 2016, 2015 and 2014, income tax expense attributable to income from operations consisted of the following (in thousands):

Current:	2016	2015	2014
State	$638	$216	$606
Federal	6,330	3,668	5,366
Total current	6,968	3,884	5,972
Deferred expense/(benefit)	(2,564)	774	(2,263)
Income tax expense	$4,404	$4,658	$3,709

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2016	2015	2014
Tax computed at statutory rate	$4,907	$4,791	$4,034
Tax-exempt income	(879)	(441)	(456)
Dividend exclusion	(5)	(41)	(60)
State taxes, net of Federal impact	165	238	227
Nondeductible interest expense	9	8	8
Other items, net	207	103	(44)
Income tax expense	$4,404	$4,658	$3,709

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015, are presented below (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$5,405	$5,385
Accrual for employee benefit plans	337	597
Depreciation	2,119	1,553
Deferred compensation and directors' fees	1,195	1,136
Purchase accounting adjustment – deposits	21	37
Purchase accounting adjustment – loans	44	130
Purchase accounting adjustment – fixed assets	221	221
Gain on deemed sale of securities	798	—
Net unrealized losses on securities available for sale	2,643	—
Accounting for defined benefit pension and other benefit plans	4,091	6,975
Nonaccrued interest	944	868
Accrued expense	854	—
Other	286	288
Total gross deferred tax assets	18,958	17,190

Deferred tax liabilities:
Deferred loan fees and costs	940	933
Prepaid pension	3,956	4,609
Net unrealized gains on securities available for sale	—	130
Discount accretion	342	427
Core deposit intangible	1,460	1,437
Other	152	149
Total gross deferred tax liabilities	6,850	7,685
Net deferred tax asset	$12,108	$9,505

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

As of December 31, 2016, 2015 and 2014, the Corporation did not have any unrecognized tax benefits.

The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2016, 2015 and 2014, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.

The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2013 and for New York State taxing authorities for the years prior to 2013.

(12)    PENSION PLAN AND OTHER BENEFIT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan covering a majority of employees.  The plan's defined benefit formula generally based payments to retired employees upon their length of service multiplied by a percentage of the average monthly pay over the last five years of employment.

New employees hired on or after the July 10, 2010 were not eligible to participate in the plan, however, existing participants at that time continued to accrue benefits.  On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan were frozen so that participants will no longer earn further retirement benefits.

The Corporation uses a December 31 measurement date for its pension plan.

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2016 and 2015 (in thousands):

Change in projected benefit obligation:	2016	2015
Benefit obligation at beginning of year	$43,797	$45,544
Service cost	1,047	1,231
Interest cost	1,883	1,806
Actuarial (gain) loss	913	(3,199)
Curtailments	(6,161)	—
Benefits paid	(1,688)	(1,585)
Benefit obligation at end of year	$39,791	$43,797

Change in plan assets:	2016	2015
Fair value of plan assets at beginning of year	$39,951	$43,336
Actual return on plan assets	3,297	(1,800)
Employer contributions	—	—
Benefits paid	(1,688)	(1,585)
Fair value of plan assets at end of year	$41,560	$39,951

Funded status	$1,769	$(3,846)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Net actuarial loss	$10,788	$17,863
Prior service cost	—	7
Total before tax effects	$10,788	$17,870

The accumulated benefit obligation at December 31, 2016 and 2015 was $39.8 million and $37.7 million, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Discount rate	4.16%	4.39%	4.09%
Assumed rate of future compensation increase	N/A	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2016, 2015 and 2014 consist of the following (in thousands):

Net periodic benefit cost	2016	2015	2014
Service cost, benefits earned during the year	$1,047	$1,231	$1,045
Interest cost on projected benefit obligation	1,883	1,806	1,738
Expected return on plan assets	(3,019)	(3,287)	(3,174)
Amortization of net loss	1,549	1,414	649
Amortization of prior service cost	7	7	7
Net periodic cost	$1,467	$1,171	$265

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2016	2015	2014
Net actuarial (gain) loss	$(5,526)	$1,888	$8,195
Recognized loss	(1,549)	(1,414)	(649)
Amortization of prior service cost	(7)	(7)	(7)
Total recognized in other comprehensive income (loss) (before tax effect)	$(7,082)	$467	$7,539

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$(5,615)	$1,638	$7,804

During 2016 the plan's total unrecognized net loss decreased by $7.1 million.  Because the total unrecognized net gain or loss in the plan exceeds 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized. Due to the plan freeze effective December 31, 2016, this excess will now be amortized over the average total life expectancy of all participants which was 28.49 years as of January 1, 2016. Prior to the plan freeze, the excess was amortized over the average future working lifetime of active participants which was 8.76 year as of January 1, 2016. Actual results for 2017 will depend on the 2017 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2017 (in thousands):
Loss recognition	$233
Prior service cost recognition	$—

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Discount rate	4.39%	4.09%	4.92%
Expected long-term rate of return on assets	7.75%	7.75%	7.75%
Assumed rate of future compensation increase	5.00%	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant.  At December 31, 2016, the Corporation used Retirement Plan 2014 (RP-2014) and Mortality Improvement Scale 2016 (MP-2016) as a basis for the Plan's valuation. At December 31, 2015, the Corporation used Retirement Plan 2014 (RP-2014) and Mortality Improvement Scale 2015 (MP-2015) as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.  Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types.  The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds.  Other investments may consist of mutual funds, money market funds and cash & cash equivalents.  While no significant changes in the asset allocations are expected during 2017, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2016	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return
		2016	2015
Large cap domestic equities	30% - 60%	57%	58%	10.3%
Mid-cap domestic equities	0% - 20%	5%	4%	10.6%
Small-cap domestic equities	0% - 15%	2%	3%	10.8%
International equities	0% - 25%	7%	6%	10.3%
Intermediate fixed income	20% - 50%	26%	23%	4.7%
Alternative assets	0% - 10%	—%	2%	7.5%
Cash	0% - 20%	3%	4%	2.5%
Total		100%	100%

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

As of December 31, 2016 and 2015, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

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

The fair value of the plan assets at December 31, 2016 and 2015, by asset class are as follows (in thousands):

		Fair Value Measurement at December 31, 2016 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1,324	$1,324	$—	$—
Equity securities:
U.S. companies	19,972	19,972	—	—
International companies	847	847	—	—

Mutual funds	14,680	14,680	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,218	—	2,218	—
U.S. Corporate bonds	2,519	—	2,519	—
Total plan assets	$41,560	$36,823	$4,737	$—

		Fair Value Measurement at December 31, 2015 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1,486	$1,486	$—	$—
Equity securities:
U.S. companies	23,424	23,424	—	—
International companies	1,277	1,277	—	—

Mutual funds	8,548	8,548	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,468	—	2,468	—
U.S. Corporate bonds	2,748	—	2,748	—
Total plan assets	$39,951	$34,735	$5,216	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2017	$2,055
2018	$2,106
2019	$2,150
2020	$2,176
2021	$2,213
2022-2026	$11,292

The Corporation does not expect to contribute to the plan during 2017.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Profit Sharing, Savings and Investment Plan

The Corporation also sponsors a defined contribution profit sharing, savings and investment plan which covers all eligible employees with a minimum of 1,000 hours of annual service.  The Corporation makes discretionary matching and profit sharing contributions to the plan for employees hired prior to July 1, 2010 based on the financial results of the Corporation.  The Corporation also contributes to a non-discretionary 401K plan which covers all eligible employees hired after July 1, 2010.  Expense related to both plans totaled $609 thousand, $639 thousand, and $620 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.  The plan's assets at December 31, 2016, 2015 and 2014 include 174,957, 169,398, and 170,714 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

Defined Benefit Health Care Plan

On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. The effects of this freeze are reflected in the defined benefit health care plan disclosures as of December 31, 2016.

The Corporation uses a December 31 measurement date for its defined benefit health care plan.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2016 and 2015 (in thousands):

Changes in accumulated postretirement benefit obligation:	2016	2015
Accumulated postretirement benefit obligation - beginning of year	$1,664	$1,663
Service cost	43	46
Interest cost	66	70
Participant contributions	87	83
Amendments	(1,101)	—
Actuarial (gain) loss	138	215
Benefits paid	(474)	(413)
Accumulated postretirement benefit obligation at end of year	$423	$1,664

Change in plan assets:	2016	2015
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	387	330
Plan participants’ contributions	87	83
Benefits paid	(474)	(413)
Fair value of plan assets at end of year	$—	$—

Funded status	$(423)	$(1,664)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Net actuarial loss	$636	$517
Prior service credit	(1,101)	(434)
Total before tax effects	$(465)	$83

Weighted-average assumption for disclosure as of December 31:	2016	2015	2014
Discount rate	4.16%	4.39%	4.09%
Health care cost trend: Initial	6.50%	7.00%	7.00%
Health care cost trend: Ultimate	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2020	2019	2018

The components of net periodic postretirement benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

Net periodic cost (benefit)	2016	2015	2014
Service cost	$43	$46	$39
Interest cost	66	70	72
Amortization of prior service benefit	(97)	(97)	(97)
Recognized actuarial loss	20	20	3
Recognized prior service benefit due to curtailments	(337)	—	—
Net periodic postretirement cost (benefit)	$(305)	$39	$17

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2016	2015	2014
Net actuarial gain	$139	$216	$177
Recognized actuarial loss	(20)	(20)	(3)
Prior service credit	(1,101)	—	—
Amortization of prior service benefit	434	97	97
Total recognized in other comprehensive income (loss)(before tax effect)	$(548)	$293	$271

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$(853)	$332	$288

During 2016 the plan's total unrecognized net loss increased by $119 thousand.  Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future working lifetime of active plan participants.  As of January 1, 2016, the average future working lifetime of active participants was 14.3 years.  Since the plan was frozen as of December 31, 2016, the amortization period moved to the average future life expectancy of the remaining retirees, which at January 1, 2016 was 5.0 years. Actual results for 2017 will depend on the 2017 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2017 (in thousands):
Loss recognition	$119
Prior service cost recognition	$(220)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

Effect of a 1% increase in health care trend rate on:	2016	2015	2014
Benefit obligation	$2	$3	$5
Total service and interest cost	$—	$—	$—

Effect of a 1% decrease in health care trend rate on:	2016	2015	2014
Benefit obligation	$(3)	$(3)	$(6)
Total service and interest cost	$—	$—	$—

Weighted-average assumptions for net periodic cost as of December 31:	2016	2015	2014
Discount rate	4.39%	4.09%	4.92%
Health care cost trend: Initial	7.00%	7.00%	8.00%
Health care cost tread: Ultimate	5.00%	5.00%	5.00%
Year ultimate reached	2019	2018	2018

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2017	$115
2018	$104
2019	$71
2020	$49
2021	$27
2022-2026	$67

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2017 is $115 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code.  The benefits under this plan are unfunded as of December 31, 2016 and 2015.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2016 and 2015 (in thousands):

Change in projected benefit obligation:	2016	2015
Benefit obligation at beginning of year	$1,210	$1,244
Service cost	43	44
Interest cost	51	49
Actuarial (gain) loss	19	(52)
Benefits paid	(75)	(75)
Projected benefit obligation at end of year	$1,248	$1,210

Changes in plan assets:	2016	2015
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	75	75
Benefits paid	(75)	(75)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(1,248)	$(1,210)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Net actuarial loss	$165	$173
Prior service cost	—	—
Total before tax effects	$165	$173

Accumulated benefit obligation at December 31, 2016 and 2015 was $1.2 million.

Weighted-average assumption for disclosure as of December 31:	2015	2015	2014
Discount rate	4.16%	4.39%	4.09%
Assumed rate of future compensation increase	N/A	5.00%	5.00%

The components of net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

Net periodic benefit cost	2016	2015	2014
Service cost	$43	$44	$38
Interest cost	51	49	55
Recognized actuarial loss	26	50	29
Net periodic postretirement benefit cost	$120	$143	$122

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2016	2015	2014
Net actuarial (gain) loss	$18	$(52)	$110
Recognized actuarial loss	(26)	(50)	(29)
Total recognized in other comprehensive income (loss) (before tax effect)	$(8)	$(102)	$81

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$112	$41	$203

During 2016, the plan's total unrecognized net loss decreased by $8 thousand. Because the unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized. Due to the fact that the plan no longer has any active participants, this excess will now be amortized over the average total life expectancy of all participants which was 15.05 as of January 1, 2017. In prior years, the excess was amortized over the average future working lifetime of active participants which was 4.00 years as of January 1, 2017.

Amounts expected to be recognized in net periodic cost during 2017 (in thousands):
Loss recognition	$3
Prior service cost recognition	$—

Weighted-average assumptions for net periodic cost as of December 31:	2016	2015	2014
Discount rate	4.39%	4.09%	4.92%
Salary scale	N/A	5.00%	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2017	$74
2018	$108
2019	$106
2020	$104
2021	$102
2022-2026	$462

The Corporation expects to contribute $75 thousand to the plan during 2017. Corporation contributions are equal to the benefit payments to plan participants.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012.  The plan is unfunded as of December 31, 2016 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events.  The balance in the plan as of December 31, 2016 and 2015 was $1,043 thousand and $772 thousand, respectively.  A total of $262 thousand, $231 thousand, and $213 thousand was expensed during the years ended December 31, 2016, 2015, and 2014, respectively.  In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

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

During January 2017, 2016, and 2015, 7,880, 9,532 and 9,673 shares, respectively, were re-issued from treasury to fund the stock component of the directors' and the Chief Executive Officer’s compensation.  An expense of $269 thousand, $262 thousand and $271 thousand related to this compensation was recognized during the years ended December 31, 2016, 2015 and 2014, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity as of December 31, 2016, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2015	22,569	$28.09
Granted	8,249	32.77
Vested	(7,024)	27.45
Forfeited or Cancelled	—	—
Nonvested at December 31, 2016	23,794	$29.90

As of December 31, 2016, there was $693 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.76 years.  The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 were $193 thousand, $314 thousand and $152 thousand, respectively.

(14)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest) or board members, were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Balance at beginning of year	$36,911	$37,802
New loans or additional advances	5,742	7,116
Repayments	(7,184)	(8,007)
Balance at end of year	$35,469	$36,911

Deposits from principal officers, directors, and their affiliates at year-end 2016 and 2015 were $10.3 million and $11.8 million, respectively.

The Bank leased its branch located at 7 Southside Drive, Clifton Park, New York under a month to month lease from a member of the Corporation's Board of Directors with a monthly rent expense totaling $4 thousand. In April 2016, the Bank moved its Clifton Park branch to 25 Park Avenue, Clifton Park, New York under a lease agreement through March 2036 from the same member of the Corporation's Board of Directors with monthly lease payments of $11 thousand. In October 2016, the property was sold to an unrelated third party, from which the Bank continues to lease the property. The Bank also leases from this Board of Directors member its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through August 2019 with monthly rent expense totaling $4 thousand per month. Annual rent paid to this Board of Directors member totaled $169 thousand, $90 thousand and $73 thousand for the years ended December 31, 2016, and 2015 and 2014, respectively.

The Bank utilized legal services from a local law firm in which a member of the Board of Directors is a principal owner. Services totaled $36 thousand, $88 thousand and $67 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

The Bank leases its branch located at 127 Court Street, Binghamton, New York under a lease agreement through June 2030 from an entity in whom the employer of a Director of the Corporation has a twenty percent interest.  The monthly lease payments are $5 thousand and annual rent paid to the leasing entity totaled $62 thousand for the year ended December 31, 2016.  The Bank sold a $1.9 million loan participation to the same employer of a Director of the Corporation during the year ended December 31, 2016. There were no similar transactions for the years ended December 31, 2015 and 2014. As of December 31, 2016, the Bank has outstanding loan participations with the same employer of a Director of the Corporation in the amount of $4.7 million.  CFS offers insurance products to its customers through the same employer of a Director of the Corporation. CFS earned income of $2 thousand related to these insurance products for the year ended December 31, 2016. There were no similar transactions for the years ended December 31, 2015 and 2014.

WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners or board members. WMG fee income for the trust services provided totaled $328 thousand, $904 thousand, and $858 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (in thousands):

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$38,246	$33,189	$17,167	$25,251
Unused lines of credit	$610	$208,124	$1,265	$177,004
Standby letters of credit	$—	$14,241	$—	$14,646

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less.  As of December 31, 2016, the fixed rate commitments to make loans have interest rates ranging from 2.75% to 5.25% and maturities ranging from five years to thirty years.  Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months.  As of December 31, 2016, the fixed rate commitments have interest rates ranging from 4.05% to 4.70%.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $14.2 million at December 31, 2016 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2016 was not significant.

On March 26, 2015, the New York Surrogate’s Court for Chemung County entered an order approving two stipulations that discontinued litigation against the WMG of the Bank and approved settlements of the litigations. Under the terms of the settlements, the Bank agreed to pay the two parties $12.1 million, in total. Payments for the two settlements, offset by $7.9 million of insurance proceeds, occurred during the second quarter of 2015. The Bank established a $4.3 million legal reserve in connection with this case during the third quarter of 2014.

On March 23, 2016, the Bank received a summons and complaint for an action brought in the State of New York Supreme Court for the County of Tompkins, regarding its lease of 202 East State Street, Ithaca, NY. The owner of the leased premises has alleged that the Bank has breached its contract and is requesting a judgment declaring that the term of the lease runs through December 31, 2025 or a judgment in his favor in the amount of $4.0 million. On July 25, 2016, the Corporation received Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins, involving claims by the owner of the leased premises at 202 East State Street, Ithaca, New York against the Bank. The Court granted, in part, partial summary judgment in favor of the plaintiff - on the issue of liability only- for anticipatory breach and breach of contract. The fraud claims were dismissed, and summary judgment was denied on the plaintiff’s trespass claims. The Court set the matter down for an inquest on damages at a later date, with the original claim by the plaintiff seeking $4.0 million in damages. The Corporation has filed an appeal to the court determination which has been perfected in the Appellate Devision, Third Department of State Supreme Court. The briefing process has not been completed, although the Record on Appeal and the Corporation's brief have both been filed with the Appellate Division. The Corporation established a legal reserve of $1.2 million in connection with this case during the second quarter of 2016, which the Corporation has deemed sufficient as of December 31, 2016.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity.

(16)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2016	2015
Assets:
Cash on deposit with subsidiary bank	$2,336	$1,795
Investment in subsidiary - Chemung Canal Trust Company	138,469	133,263
Investment in subsidiary - CFS Group, Inc.	946	994
Investment in subsidiary - Chemung Risk Management, Inc.	833	—
Dividends receivable from subsidiary bank	1,225	1,214
Securities available for sale, at estimated fair value	386	337
Other assets	825	907
Total assets	$145,020	$138,510
Liabilities and shareholders' equity:
Dividends payable	$1,225	$1,214
Other liabilities	47	54
Total liabilities	1,272	1,268
Shareholders' equity:
Total shareholders' equity	143,748	137,242
Total liabilities and shareholders' equity	$145,020	$138,510

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2016	2015	2014
Dividends from subsidiary bank	$4,889	$2,424	$4,805
Interest and dividend income	9	9	10
Operating expenses	526	270	261
Income before impact of subsidiaries' undistributed earnings	4,372	2,163	4,554
Equity in undistributed earnings of Chemung Canal Trust Company	4,856	7,015	3,307
Equity in undistributed earnings of CFS Group, Inc.	(48)	86	129
Equity in undistributed earnings of Chemung Risk Management, Inc.	583	—	—
Income before income tax	9,763	9,264	7,990
Income tax benefit	(264)	(169)	(167)
Net Income	$10,027	$9,433	$8,157

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2016	2015	2014
Cash flows from operating activities:
Net Income	$10,027	$9,433	$8,157
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(4,856)	(7,015)	(3,307)
Equity in undistributed earnings of CFS Group, Inc.	48	(86)	(129)
Equity in undistributed earnings of Chemung Risk Management, Inc.	(583)	—	—
Change in dividend receivable	(11)	(10)	(9)
Change in other assets	82	222	126
Change in other liabilities	(203)	(23)	110
Expense related to employee stock compensation	210	93	117
Expense related to restricted stock units for directors' deferred compensation plan	97	95	94
Expense to employee restricted stock awards	192	314	151
Net cash provided by operating activities	5,003	3,023	5,310
Cash flow from financing activities:
Cash dividends paid	(4,878)	(4,833)	(4,796)
Purchase of treasury stock	(22)	(33)	—
Sale of treasury stock	438	438	—
Net cash used in financing activities	(4,462)	(4,428)	(4,796)
Increase (decrease) in cash and cash equivalents	541	(1,405)	514
Cash and cash equivalents at beginning of year	1,795	3,200	2,686
Cash and cash equivalents at end of year	$2,336	$1,795	$3,200

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

Derivatives: The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2 inputs). Derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counter-party's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of any applicable credit enhancements, such as collateral postings. Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with credit risk participations are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,455	$—	$17,455	$—
Mortgage-backed securities, residential	245,866	—	245,866	—
Obligations of states and political subdivisions	38,740	—	38,740	—
Corporate bonds and notes	250	—	—	250
SBA loan pools	570	—	570	—
Corporate stocks	521	170	351	—
Total available for sale securities	$303,402	$170	$302,982	$250

Trading assets	$774	$774	$—	$—
Derivative assets	693	—	693	—

Financial Liabilities:
Derivative liabilities	$761	$—	$693	$68

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$100,166	$14,784	$85,382	$—
Mortgage-backed securities, residential	198,366	—	198,366	—
Obligations of states and political subdivisions	44,426	—	44,426	—
Corporate bonds and notes	752	—	504	248
SBA loan pools	647	—	647	—
Corporate stocks	463	56	407	—
Total available for sale securities	$344,820	$14,840	$329,732	$248

Trading assets	$701	$701	$—	$—
Derivative assets	15	—	15	—

Financial Liabilities:
Derivative liabilities	$63	$—	$15	$48

During the year ended December 31, 2016, the Corporation transferred corporate stocks with a fair market value of $158 thousand at the date of transfer (and $103 thousand at December 31, 2016) from Level 2 to Level 1 due to the corporation's stock becoming publicly listed. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2015.

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
(in thousands)	2016	2015	2016	2015
Balance of recurring Level 3 assets at January 1	$248	$—	$(48)	$(18)
Derivative instruments entered into	—	—	(25)	(1)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	5	(29)
Included in other comprehensive income	2	—	—	—
Transfers into Level 3	—	248	—	—
Balance of recurring Level 3 assets at December 31	$250	$248	$(68)	$(48)

As of December 31, 2015, one corporate bond was transferred from Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity of these securities. The Corporation's valuations for the corporate bond was supported by an analysis prepared by an independent third party and approved by management.

The following table presents information related to Level 3 recurring fair value measurement at December 31, 2016 and December 31, 2015 (in thousands):

Description	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Corporate bonds and notes	$250	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$68	Historical trend	Credit default rate	4.92% - 4.92% [4.92%]

Description	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Corporate bonds and notes	$248	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$48	Historical trend	Credit default rate	5.83% - 5.83% [5.83%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,631	$—	$—	$2,631
Consumer loans:
Home equity lines and loans	219	—	—	219
Total impaired loans	$2,850	$—	$—	$2,850

Other real estate owned:
Residential mortgages	$344	$—	$—	$344
Total other real estate owned, net	$344	$—	$—	$344

		Fair Value Measurement at December 31, 2015 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,629	$—	$—	$2,629
Consumer loans:
Home equity lines and loans	287	—	—	287
Total impaired loans	$2,916	$—	$—	$2,916

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,491	$—	$1,491	$—
Residential mortgages	39	—	—	39
Total other real estate owned, net	$1,530	$—	$1,491	$39

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2016 and December 31, 2015 (in thousands):

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Impaired loans:
Commercial mortgages:
Commercial mortgages	$2,631	Income approach	Capitalization Rate	9.00% - 10.00% [9.52%]
Consumer loans:
Home equity lines and loans	219	Sales comparison	Discount to appraised value	22.98% - 22.98% [22.98%]
	$2,850

OREO:
Residential mortgages	$344	Sales comparison	Discount to appraised value	20.80% - 48.17% [30.50%]
	$344

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2015
Impaired loans:
Commercial mortgages:
Commercial mortgages	$2,629	Sales comparison	Discount to appraised value	10.00% - 17.19% [16.06%]
Consumer loans:
Home equity lines and loans	287	Sales comparison	Discount to appraised value	18.04% - 18.04% [18.04%]
	$2,916

OREO:
Residential mortgages	$39	Sales comparison	Discount to appraised value	22.30% - 22.30% [22.30%]
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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2016 and 2015.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2016 and December 31, 2015, are as follows (in thousands):

		Fair Value Measurements at December 31, 2016 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,205	$28,205	$—	$—	$28,205
Interest-bearing deposits in other financial institutions	45,957	45,957	—	—	45,957
Trading assets	774	774	—	—	774
Securities available for sale	303,402	170	302,982	250	303,402
Securities held to maturity	4,705	—	981	3,931	4,912
FHLBNY and FRBNY stock	4,041	—	—	—	N/A
Loans, net	1,186,037	—	—	1,205,814	1,205,814
Loans held for sale	412	—	412	—	412
Accrued interest receivable	4,000	9	784	3,207	4,000
Derivative assets	693	—	693	—	693

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,312,237	$1,312,237	$—	$—	$1,312,237
Time deposits	144,106	—	144,460	—	144,460
Securities sold under agreements to repurchase	27,606	—	27,880	—	27,880
FHLBNY term advances	9,093	—	9,189	—	9,189
Accrued interest payable	210	25	185	—	210
Derivative liabilities	761	—	693	68	761
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

(18)    REGULATORY CAPITAL REQUIREMENTS

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2016, the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2016 and 2015, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2016, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2017, the Bank could, without prior approval, declare dividends of approximately $15.2 million plus any 2017 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$145,269	12.14%	$95,748	8.00%	$103,229	8.625%	N/A	N/A
Bank	$140,020	11.71%	$95,640	8.00%	$103,112	8.625%	$119,550	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$71,811	6.00%	$79,292	6.625%	N/A	N/A
Bank	$125,736	10.52%	$71,730	6.00%	$79,202	6.625%	$95,640	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$53,858	4.50%	$61,339	5.125%	N/A	N/A
Bank	$125,736	10.52%	$53,798	4.50%	$61,270	5.125%	$77,708	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$130,911	7.81%	$67,031	4.00%	N/A	N/A	N/A	N/A
Bank	$125,736	7.52%	$66,919	4.00%	N/A	N/A	$83,649	5.00%

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$139,049	12.26%	$90,704	8.00%	N/A	N/A
Bank	$135,058	11.93%	$90,548	8.00%	$113,185	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$68,028	6.00%	N/A	N/A
Bank	$120,881	10.68%	$67,911	6.00%	$90,548	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$124,787	11.01%	$51,021	4.50%	N/A	N/A
Bank	$120,881	10.68%	$50,933	4.50%	$73,571	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$124,787	7.83%	$63,772	4.00%	N/A	N/A
Bank	$120,881	7.59%	$63,701	4.00%	$79,626	5.00%

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2015	$210	$(11,152)	$(10,942)
Other comprehensive income (loss) before reclassification	(3,952)	3,341	(611)
Amounts reclassified from accumulated other comprehensive income (loss)	(614)	1,413	799
Net current period other comprehensive income (loss)	(4,566)	4,754	188
Balance at December 31, 2016	$(4,356)	$(6,398)	$(10,754)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2014	$1,960	$(10,745)	$(8,785)
Other comprehensive income (loss) before reclassification	(1,520)	(1,268)	(2,788)
Amounts reclassified from accumulated other comprehensive income (loss)	(230)	861	631
Net current period other comprehensive loss	(1,750)	(407)	(2,157)
Balance at December 31, 2015	$210	$(11,152)	$(10,942)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2014	$6,043	$(5,888)	$155
Other comprehensive income (loss) before reclassification	146	(5,221)	(5,075)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,229)	364	(3,865)
Net current period other comprehensive income (loss)	(4,083)	(4,857)	(8,940)
Balance at December 31, 2014	$1,960	$(10,745)	$(8,785)

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,			Affected Line Item in the Statement Where Net Income is Presented
	2016	2015	2014
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(987)	$(372)	$(6,869)	Net gains on securities transactions
Tax effect	373	142	2,640	Income tax expense
Net of tax	(614)	(230)	(4,229)

Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	674	(90)	(90)	Pension and other employee benefits
Actuarial losses (a)	1,595	1,484	681	Pension and other employee benefits
Tax effect	(856)	(533)	(227)	Income tax expense
Net of tax	1,413	861	364
Total reclassification for the period, net of tax	$799	$631	$(3,865)
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

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  CFS amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company, CFS, and CRM column below, along with amounts to eliminate transactions between segments (in thousands). CRM was formed during the second quarter of 2016, therefore, is not included within prior year comparative information.

Year ended December 31, 2016	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$56,159	$—	$9	$56,168
Interest expense	3,839	—	—	3,839
Net interest income	52,320	—	9	52,329
Provision for loan losses	2,437	—	—	2,437
Net interest income after provision for loan losses	49,883	—	9	49,892
Other operating income	12,318	8,316	515	21,149
Other operating expenses	49,783	5,676	1,151	56,610
Income (loss) before income tax expense	12,418	2,640	(627)	14,431
Income tax expense (benefit)	3,693	997	(286)	4,404
Segment net income (loss)	$8,725	$1,643	$(341)	$10,027

Segment assets	$1,650,100	$4,586	$2,493	$1,657,179

Year ended December 31, 2015	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$54,240	$—	$4	$54,244
Interest expense	3,602	—	—	3,602
Net interest income	50,638	—	$4	50,642
Provision for loan losses	1,571	—	—	1,571
Net interest income after provision for loan losses	49,067	—	4	49,071
Other operating income	11,019	8,522	906	20,447
Other operating expenses	48,882	5,517	1,028	55,427
Income before income tax expense	11,204	3,005	(118)	14,091
Income tax expense (benefit)	3,620	1,149	(111)	4,658
Segment net income	$7,584	$1,856	$(7)	$9,433

Segment assets	$1,614,481	$4,282	$1,201	$1,619,964

Year ended December 31, 2014	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$53,201	$—	$12	$53,213
Interest expense	3,645	—	—	3,645
Net interest income	49,556	—	12	49,568
Provision for loan losses	3,981	—	—	3,981
Net interest income after provision for loan losses	45,575	—	12	45,587
Other operating income	18,186	7,746	824	26,756
Legal settlements	—	4,250	—	4,250
Other operating expenses	49,997	5,355	875	56,227
Income (loss) before income tax expense	13,764	(1,859)	(39)	11,866
Income tax expense (benefit)	4,507	(715)	(83)	3,709
Segment net income	$9,257	$(1,144)	$44	$8,157

Segment assets	$1,518,584	$4,357	$1,598	$1,524,539

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 8, 2017	By: /s/ Anders M. Tomson
Anders M. Tomson, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 8, 2017	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry H. Becker	Director	March 8, 2017
Larry H. Becker

/s/ Ronald M. Bentley	Director	March 10, 2017
Ronald M. Bentley

/s/ Bruce W. Boyea	Director	March 8, 2017
Bruce W. Boyea

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 8, 2017
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 8, 2017
Robert H. Dalrymple

Director
Clover M. Drinkwater

/s/ Stephen M. Lounsberry, III	Director	March 8, 2017
Stephen M. Lounsberry, III

/s/ John F. Potter	Director	March 8, 2017
John F. Potter

(signature’s continued)

Signature	Title	Date

Director
Richard W. Swan

/s/ G. Thomas Tranter, Jr.	Director	March 8, 2017
G. Thomas Tranter, Jr.

/s/ Kevin B. Tully	Director	March 8, 2017
Kevin B. Tully

/s/ Thomas R. Tyrrell	Director	March 8, 2017
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 8, 2017
Anders M. Tomson

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 8, 2017
Karl F. Krebs

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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
10.1
Change of Control Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference). Mr. Bentley retired as of December 31, 2016.

10.2
Executive Severance Agreement dated September 20, 2006 between Chemung Canal Trust Company and Ronald M. Bentley, President & COO (filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference). Mr. Bentley retired as of December 31, 2016.

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

10.9
Change of Control Agreement dated August 17, 2016 between Chemung Canal Trust Company and Kimberly A. Hazelton, Executive Vice President (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on August 17, 2016 and incorporated herein by reference).

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