Form 10-Q
period 2017-03-31
CHEMUNG FINANCIAL CORP
filed 2017-05-03
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2017

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

YES: X NO:____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[X]	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on May 2, 2017 was 4,732,550.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ALCO	Asset-Liability Committee
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
ICS	Insured Cash Sweep Service
IFRS	International Financial Reporting Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.

Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from financial institutions	$26,275	$28,205
Interest-bearing deposits in other financial institutions	99,410	45,957
Total cash and cash equivalents	125,685	74,162

Trading assets, at fair value	826	774

Securities available for sale, at estimated fair value	302,581	303,402
Securities held to maturity, estimated fair value of $3,912 at March 31, 2017 and $4,912 at December 31, 2016	3,721	4,705
FHLBNY and FRBNY Stock, at cost	3,597	4,041

Loans, net of deferred loan fees	1,234,251	1,200,290
Allowance for loan losses	(14,960)	(14,253)
Loans, net	1,219,291	1,186,037

Loans held for sale	20	412
Premises and equipment, net	28,206	28,923
Goodwill	21,824	21,824
Other intangible assets, net	2,719	2,945
Bank-owned life insurance	2,929	2,912
Accrued interest receivable and other assets	24,701	27,042

Total assets	$1,736,100	$1,657,179

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$432,062	$417,812
Interest-bearing	1,112,189	1,038,531
Total deposits	1,544,251	1,456,343

Securities sold under agreements to repurchase	15,215	27,606
FHLBNY term advances	9,065	9,093
Long term capital lease obligation	4,671	4,722
Dividends payable	1,230	1,225
Accrued interest payable and other liabilities	13,411	14,442
Total liabilities	1,587,843	1,513,431

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2017 and December 31, 2016	53	53
Additional paid-in capital	45,901	45,603
Retained earnings	125,860	124,111
Treasury stock, at cost; 579,140 shares at March 31, 2017 and 597,843 shares at December 31, 2016	(14,801)	(15,265)
Accumulated other comprehensive loss	(8,756)	(10,754)
Total shareholders' equity	148,257	143,748

Total liabilities and shareholders' equity	$1,736,100	$1,657,179

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Interest and dividend income:
Loans, including fees	$12,499	$12,246
Taxable securities	1,422	1,437
Tax exempt securities	238	254
Interest-bearing deposits	155	12
Total interest and dividend income	14,314	13,949
Interest expense:
Deposits	538	507
Securities sold under agreements to repurchase	193	211
Borrowed funds	89	206
Total interest expense	820	924
Net interest income	13,494	13,025
Provision for loan losses	1,040	595
Net interest income after provision for loan losses	12,454	12,430

Non-interest income:
WMG fee income	2,109	2,012
Service charges on deposit accounts	1,184	1,135
Interchange revenue from debit card transactions	920	893
Net gains on securities transactions	—	908
Net gains on sales of loans held for sale	69	61
Net gains (losses) on sales of other real estate owned	17	(5)
Income from bank-owned life insurance	17	18
Other	531	579
Total non-interest income	4,847	5,601

Non-interest expenses:
Salaries and wages	5,275	5,183
Pension and other employee benefits	1,218	1,675
Net occupancy expenses	1,606	1,906
Furniture and equipment expenses	682	772
Data processing expense	1,604	1,714
Professional services	300	341
Amortization of intangible assets	226	258
Marketing and advertising expenses	249	222
Other real estate owned expenses	19	52
FDIC insurance	325	294
Loan expense	116	112
Other	1,425	1,479
Total non-interest expenses	13,045	14,008
Income before income tax expense	4,256	4,023
Income tax expense	1,277	1,316
Net income	$2,979	$2,707

Weighted average shares outstanding	4,790	4,750
Basic and diluted earnings per share	$0.62	$0.57

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$2,979	$2,707
Other comprehensive income
Unrealized holding gains on securities available for sale	3,166	3,109
Reclassification adjustment for gains realized in net income	—	(908)
Net unrealized gains	3,166	2,201
Tax effect	1,189	830
Net of tax amount	1,977	1,371

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(22)
Reclassification adjustment for amortization of net actuarial loss	88	396
Total before tax effect	33	374
Tax effect	12	141
Net of tax amount	21	233

Total other comprehensive income	1,998	1,604

Comprehensive income	$4,977	$4,311

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2016	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
Net income	—	—	2,707	—	—	2,707
Other comprehensive income	—	—	—	—	1,604	1,604
Restricted stock awards	—	48	—	—	—	48
Restricted stock units for directors' deferred compensation plan	—	23	—	—	—	23
Cash dividends declared ($0.26 per share)	—	—	(1,220)	—	—	(1,220)
Distribution of 9,532 shares of treasury stock for directors' compensation	—	19	—	243	—	262
Distribution of 7,661 shares of treasury stock for employee compensation	—	15	—	195	—	210
Sale of 6,252 shares of treasury stock (a)	—	10	—	160	—	170
Balances at March 31, 2016	$53	$45,652	$120,460	$(15,781)	$(9,338)	$141,046

Balances at January 1, 2017	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
Net income	—	—	2,979	—	—	2,979
Other comprehensive income	—	—	—	—	1,998	1,998
Restricted stock awards	—	52	—	—	—	52
Restricted stock units for directors' deferred compensation plan	—	24	—	—	—	24
Cash dividends declared ($0.26 per share)	—	—	(1,230)	—	—	(1,230)
Distribution of 7,880 shares of treasury stock for directors' compensation	—	68	—	201	—	269
Distribution of 5,861 shares of treasury stock for employee compensation	—	50	—	150	—	200
Sale of 6,101 shares of treasury stock (a)	—	61	—	156	—	217
Forfeiture of 1,139 shares of restricted stock awards	—	43	—	(43)	—	—
Balances at March 31, 2017	$53	$45,901	$125,860	$(14,801)	$(8,756)	$148,257
(a) All treasury stock sales were completed at arm's length for adequate consideration with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan and the Chemung Canal Trust Company - Finger Lakes Profit Sharing, Savings, and Investment Plan, which are defined contribution plans sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net income	$2,979	$2,707
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	226	258
Provision for loan losses	1,040	595
Depreciation and amortization of fixed assets	960	1,114
Amortization of premiums on securities, net	357	478
Gains on sales of loans held for sale, net	(69)	(61)
Proceeds from sales of loans held for sale	3,634	2,823
Loans originated and held for sale	(3,173)	(2,279)
Net gains on trading assets	(32)	(9)
Net gains on securities transactions	—	(908)
Net (gains) losses on sales of other real estate owned	(17)	5
Purchase of trading assets	(20)	(24)
Expense related to restricted stock units for directors' deferred compensation plan	24	23
Expense related to employee stock compensation	200	210
Expense related to employee restricted stock awards	52	48
Income from bank-owned life insurance	(17)	(18)
Decrease in other assets and accrued interest receivable	2,290	2,107
Decrease in accrued interest payable	(38)	(2)
Decrease in other liabilities	(1,892)	(1,246)
Net cash provided by operating activities	6,504	5,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	—	15,422
Proceeds from maturities and principal collected on securities available for sale	9,289	7,545
Proceeds from maturities and principal collected on securities held to maturity	1,164	586
Purchases of securities available for sale	(5,659)	—
Purchases of securities held to maturity	(180)	(597)
Purchase of FHLBNY and FRBNY stock	(6)	(5,146)
Redemption of FHLBNY and FRBNY stock	450	5,764
Purchases of premises and equipment	(243)	(337)
Proceeds from sales of other real estate owned	101	34
Net increase in loans	(34,327)	(18,739)
Net cash (used in) provided by investing activities	(29,411)	4,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	91,400	36,495
Net decrease in time deposits	(3,492)	(2,538)
Net increase (decrease) in securities sold under agreements to repurchase	(12,391)	372
Repayments of FHLBNY overnight advances, net	—	(13,900)
Repayments of FHLBNY long term advances	(28)	(28)
Payments made on capital lease	(51)	(36)
Sale of treasury stock	217	170
Cash dividends paid	(1,225)	(1,214)
Net cash provided by financing activities	74,430	19,321
Net increase in cash and cash equivalents	51,523	29,674
Cash and cash equivalents, beginning of period	74,162	26,185
Cash and cash equivalents, end of period	$125,685	$55,859
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2017	2016
Cash paid for:
Interest	$858	$926
Income taxes	$—	$—
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$33	$151
Dividends declared, not yet paid	$1,230	$1,220
Distribution of treasury stock for directors' compensation	$269	$262

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act.  These financial statements include the accounts of the Corporation and its subsidiaries, and all significant intercompany balances and transactions are eliminated in consolidation.  Amounts in the prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, an amendment to Revenue from Contracts with Customers (Topic 606). The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. The Corporation intends to adopt the new revenue guidance as of January 1, 2018 and does not expect a significant change upon adoption of the standard, as the new standard will not materially change the way the Corporation currently records revenue for its WMG and fee income from mortgage servicing fees, financial guarantees, and deposit related fees.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation intends to adopt the new guidance as of January 1, 2018 and believes the ASU will not have a material impact on its consolidated financial statements, as the Corporation's equity investment portfolio is less than $1.0 million as of March 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for a stock payment's tax consequences and amend how excess tax benefits and a business's payments to cover the tax bills for the shares' recipients should be classified. The amendments allow companies to estimate the number of stock awards they expect to vest, and they revise the withholding requirements for classifying stock awards as equity. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, though early adoption is permitted. The adoption of ASU 2016-09 did not have a significant impact on the Corporation's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal year beginning after December 15, 2018. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements. The Corporation anticipates that the adoption of the CECL model will result in an increase to the Corporation's allowance for loan losses. The Corporation has established a committee to oversee the implementation of CECL. This committee is currently assessing the data and system requirements necessary for adoption. The Corporation plans to run its current incurred loss model and a CECL model concurrently for 12 months prior to the adoption of this guidance on January 1, 2020.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of the ASU is to simplify the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Additionally, the ASU removes the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of the ASU is not expected to have a significant impact on the Corporation's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. The objective of the ASU is to improve guidance related to the presentation of defined benefit costs in the income statement. Specifically, the ASU requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, the ASU allows only the service cost component to be eligible for capitalization, when applicable. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of the ASU is not expected to have a significant impact on the Corporation's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The objective of the ASU is to align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. The amendment requires that the premium be amortized to the earlies call date, but does not require an accounting change for securities held at a discount, instead, the discount continues to be amortized to maturity. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU is not expected to have a significant impact on the Corporation's consolidated financial statements.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,790 and 4,750 weighted average shares outstanding for the three-month periods ended March 31, 2017 and 2016, respectively. There were no common stock equivalents during the three-month periods ended March 31, 2017 or 2016.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,295	$145	$—	$17,440
Mortgage-backed securities, residential	244,049	319	4,690	239,678
Obligations of states and political subdivisions	44,007	288	140	44,155
Corporate bonds and notes	248	3	—	251
SBA loan pools	550	1	1	550
Corporate stocks	265	242	—	507
Total	$306,414	$998	$4,831	$302,581

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,300	$155	$—	$17,455
Mortgage-backed securities, residential	253,156	202	7,492	245,866
Obligations of states and political subdivisions	38,843	209	312	38,740
Corporate bonds and notes	249	1	—	250
SBA loan pools	568	3	1	570
Corporate stocks	285	236	—	521
Total	$310,401	$806	$7,805	$303,402

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,741	$194	$—	$2,935
Time deposits with other financial institutions	980	—	3	977
Total	$3,721	$194	$3	$3,912

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,725	$206	$—	$3,931
Time deposits with other financial institutions	980	1	—	981
Total	$4,705	$207	$—	$4,912

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2017
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$8,197	$8,224	$866	$873
After one, but within five years	33,091	33,411	2,583	2,729
After five, but within ten years	17,184	17,168	272	310
After ten years	3,078	3,043	—	—
	61,550	61,846	3,721	3,912
Mortgage-backed securities, residential	244,049	239,678	—	—
SBA loan pools	550	550	—	—
Total	$306,149	$302,074	$3,721	$3,912

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended March 31, 2017 and 2016 are listed below (in thousands):

	2017	2016
Proceeds	$—	$15,422
Gross gains	—	908
Gross losses	—	—
Tax expense	—	343

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2017 and December 31, 2016 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$220,708	$4,690	$—	$—	$220,708	$4,690
Obligations of states and political subdivisions	12,815	140	—	—	12,815	140
SBA loan pools	—	—	219	1	219	1
Total temporarily impaired securities	$233,523	$4,830	$219	$1	$233,742	$4,831

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$233,843	$7,492	$—	$—	$233,843	$7,492
Obligations of states and political subdivisions	25,724	312	—	—	25,724	312
SBA loan pools	—	—	225	1	225	1
Total temporarily impaired securities	$259,567	$7,804	$225	$1	$259,792	$7,805

Other-Than-Temporary Impairment

As of March 31, 2017, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At March 31, 2017, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Commercial and agricultural:
Commercial and industrial	$177,575	$176,201
Agricultural	500	360
Commercial mortgages:
Construction	51,706	46,387
Commercial mortgages, other	550,906	522,269
Residential mortgages	198,020	198,493
Consumer loans:
Credit cards	1,409	1,476
Home equity lines and loans	99,032	98,590
Indirect consumer loans	138,273	139,572
Direct consumer loans	16,830	16,942
Total loans, net of deferred origination fees and costs	$1,234,251	$1,200,290
Interest receivable on loans	3,136	3,192
Total recorded investment in loans	$1,237,387	$1,203,482

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,589	$7,270	$1,523	$3,871	$14,253
Charge-offs	(5)	—	(12)	(427)	(444)
Recoveries	24	1	17	69	111
Net recoveries (charge-offs)	19	1	5	(358)	(333)
Provision	42	478	(16)	536	1,040
Ending balance	$1,650	$7,749	$1,512	$4,049	$14,960

	Three Months Ended March 31, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,831	$7,112	$1,464	$3,853	$14,260
Charge-offs	(8)	—	—	(443)	(451)
Recoveries	32	7	—	84	123
Net recoveries (charge-offs)	24	7	—	(359)	(328)
Provision	(60)	413	18	224	595
Ending balance	$1,795	$7,532	$1,482	$3,718	$14,527

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$845	$—	$153	$998
Collectively evaluated for impairment	1,650	6,845	1,487	3,896	13,878
Loans acquired with deteriorated credit quality	—	59	25	—	84
Total ending allowance balance	$1,650	$7,749	$1,512	$4,049	$14,960

	December 31, 2016
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$735	$—	$141	$876
Collectively evaluated for impairment	1,589	6,476	1,498	3,730	13,293
Loans acquired with deteriorated credit quality	—	59	25	—	84
Total ending allowance balance	$1,589	$7,270	$1,523	$3,871	$14,253

	March 31, 2017
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$649	$11,969	$390	$432	$13,440
Loans collectively evaluated for impairment	177,885	590,922	198,007	255,763	1,222,577
Loans acquired with deteriorated credit quality	—	1,275	95	—	1,370
Total ending loans balance	$178,534	$604,166	$198,492	$256,195	$1,237,387

	December 31, 2016
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$693	$10,382	$396	$455	$11,926
Loans collectively evaluated for impairment	176,334	558,451	198,474	256,879	1,190,138
Loans acquired with deteriorated credit quality	—	1,323	95	—	1,418
Total ending loans balance	$177,027	$570,156	$198,965	$257,334	$1,203,482

The following table presents loans individually evaluated for impairment recognized by class of loans as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$646	$649	$—	$690	$693	$—
Commercial mortgages:
Construction	1,558	1,559	—	277	278	—
Commercial mortgages, other	6,133	6,144	—	8,792	7,857	—
Residential mortgages	389	390	—	395	396	—
Consumer loans:
Home equity lines and loans	72	72	—	93	95	—
With an allowance recorded:
Commercial mortgages:
Commercial mortgages, other	5,206	4,266	845	2,245	2,247	735
Consumer loans:
Home equity lines and loans	360	360	153	360	360	141
Total	$14,364	$13,440	$998	$12,852	$11,926	$876

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$671	$9	$1,266	$13
Commercial mortgages:
Construction	919	3	348	4
Commercial mortgages, other	7,000	59	7,395	68
Residential mortgages	393	2	273	—
Consumer loans:
Home equity lines & loans	84	1	107	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	—	—	9	—
Commercial mortgages:
Commercial mortgages, other	3,257	1	4,845	1
Consumer loans:
Home equity lines and loans	360	—	364	—
Total	$12,684	$75	$14,607	$87
(1)Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of March 31, 2017 and December 31, 2016 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commercial and agricultural:
Commercial and industrial	$—	$—	$9	$2
Commercial mortgages:
Construction	1,308	19	—	—
Commercial mortgages, other	5,639	5,454	—	—
Residential mortgages	3,524	4,201	—	—
Consumer loans:
Credit cards	—	—	18	11
Home equity lines and loans	1,647	1,670	—	—
Indirect consumer loans	765	654	—	—
Direct consumer loans	31	45	—	—
Total	$12,914	$12,043	$27	$13

The following tables present the aging of the recorded investment in loans as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$155	$1	$9	$165	$—	$177,868	$178,033
Agricultural	—	—	—	—	—	501	501
Commercial mortgages:
Construction	—	—	1,289	1,289	—	50,551	51,840
Commercial mortgages, other	941	3,361	2,522	6,824	1,275	544,227	552,326
Residential mortgages	2,276	254	1,758	4,288	95	194,109	198,492
Consumer loans:
Credit cards	17	13	18	48	—	1,361	1,409
Home equity lines and loans	289	209	1,102	1,600	—	97,691	99,291
Indirect consumer loans	1,538	313	488	2,339	—	136,264	138,603
Direct consumer loans	68	2	8	78	—	16,814	16,892
Total	$5,284	$4,153	$7,194	$16,631	$1,370	$1,219,386	$1,237,387

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$160	$7	$2	$169	$—	$176,497	$176,666
Agricultural	—	—	—	—	—	361	361
Commercial mortgages:
Construction	—	1,177	—	1,177	—	45,333	46,510
Commercial mortgages, other	652	4,460	2,412	7,524	1,323	514,799	523,646
Residential mortgages	2,100	436	2,383	4,919	95	193,951	198,965
Consumer loans:
Credit cards	3	9	11	23	—	1,453	1,476
Home equity lines and loans	227	—	1,149	1,376	—	97,477	98,853
Indirect consumer loans	1,773	287	542	2,602	—	137,391	139,993
Direct consumer loans	54	7	22	83	—	16,929	17,012
Total	$4,969	$6,383	$6,521	$17,873	$1,418	$1,184,191	$1,203,482

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

As of March 31, 2017 and December 31, 2016, the Corporation has a recorded investment in TDRs of $10.3 million and $10.2 million, respectively.  There were specific reserves of $0.9 million allocated for TDRs at both March 31, 2017 and December 31, 2016.  As of March 31, 2017, TDRs totaling $5.9 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  As of December 31, 2016, TDRs totaling $5.8 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  The Corporation had committed no additional amounts as of both March 31, 2017 and December 31, 2016, to customers with outstanding loans that are classified as TDRs.

During the three-month periods ended March 31, 2017 and 2016, the terms of certain loans were modified as TDRs. The modification of the terms of a commercial mortgage loan during the three months ended March 31, 2017 included a reduction of the scheduled amortized payments of the loan for greater than a three month period. The modification of the terms of a residential mortgage loan performed during the three-month period ended March 31, 2016 included a reduction in the stated interest rate for three years and a corresponding reduction of the schedule amortized payments of the loan due to the lower interest rate. Additionally, $4 thousand of interest and past due escrow payments were capitalized on the restructured loan.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

March 31, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages, other	1	$166	$166
Total	1	$166	$166

March 31, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Residential mortgages	1	$121	$125
Total	1	$121	$125

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three-month periods ended March 31, 2017 and March 31, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three- month period ended March 31, 2017.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016:

	Number of Loans	Recorded Investment
Commercial mortgages:
Commercial mortgages, other	2	$2,145
Total	2	$2,145

The TDRs that subsequently defaulted described above did not increase the allowance for loan losses and resulted in no charge offs during the three-month periods ended March 31, 2016.

Credit Quality Indicators

The Corporation establishes a risk rating at origination for all commercial loans.  The main factors considered in assigning risk ratings include, but are not limited to: historic and future debt service coverage, collateral position, operating performance, liquidity, leverage, payment history, management ability, and the customer’s industry.  Commercial relationship managers monitor all loans in their respective portfolios for any changes in the borrower’s ability to service its debt and affirm the risk ratings for the loans at least annually.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of March 31, 2017 and December 31, 2016, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	March 31, 2017
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$172,307	$4,203	$1,523	$—	$—	$178,033
Agricultural	—	501	—		—	—	501
Commercial mortgages:
Construction	—	50,281	252	1,307	—	—	51,840
Commercial mortgages	—	525,745	8,283	15,584	1,439	1,275	552,326
Residential mortgages	194,873	—	—	3,524	—	95	198,492
Consumer loans:
Credit cards	1,409	—	—	—	—	—	1,409
Home equity lines and loans	97,644	—	—	1,647	—	—	99,291
Indirect consumer loans	137,838	—	—	765	—	—	138,603
Direct consumer loans	16,861	—	—	31	—	—	16,892
Total	$448,625	$748,834	$12,738	$24,381	$1,439	$1,370	$1,237,387

	December 31, 2016
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$172,873	$2,277	$1,516	$—	$—	$176,666
Agricultural	—	361	—	—	—	—	361
Commercial mortgages:
Construction	—	45,055	259	1,196	—	—	46,510
Commercial mortgages	—	496,723	8,574	15,566	1,460	1,323	523,646
Residential mortgages	194,669	—	—	4,201	—	95	198,965
Consumer loans:
Credit cards	1,476	—	—	—	—	—	1,476
Home equity lines and loans	97,183	—	—	1,670	—	—	98,853
Indirect consumer loans	139,339	—	—	654	—	—	139,993
Direct consumer loans	16,967	—	—	45	—	—	17,012
Total	$449,634	$715,012	$11,110	$24,848	$1,460	$1,418	$1,203,482

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$194,968	$1,409	$97,644	$137,838	$16,861
Non-Performing	3,524	—	1,647	765	31
	$198,492	$1,409	$99,291	$138,603	$16,892

	December 31, 2016
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$194,764	$1,476	$97,183	$139,339	$16,967
Non-Performing	4,201	—	1,670	654	45
	$198,965	$1,476	$98,853	$139,993	$17,012

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from from January 1, 2017 to March 31, 2017 and January 1, 2016 to March 31, 2016 (in thousands):

Three Months Ended March 31, 2017	Balance at December 31, 2016	Income Accretion	All Other Adjustments	Balance at March 31, 2017
Contractually required principal and interest	$1,940	$—	$(63)	$1,877
Contractual cash flows not expected to be collected (nonaccretable discount)	(352)	—	—	(352)
Cash flows expected to be collected	1,588	—	(63)	1,525
Interest component of expected cash flows (accretable yield)	(170)	15	—	(155)
Fair value of loans acquired with deteriorating credit quality	$1,418	$15	$(63)	$1,370

Three Months Ended March 31, 2016	Balance at December 31, 2015	Income Accretion	All Other Adjustments	Balance at March 31, 2016
Contractually required principal and interest	$2,912	$—	$(54)	$2,858
Contractual cash flows not expected to be collected (nonaccretable discount)	(506)	—	1	(505)
Cash flows expected to be collected	2,406	—	(53)	2,353
Interest component of expected cash flows (accretable yield)	(311)	37	(1)	(275)
Fair value of loans acquired with deteriorating credit quality	$2,095	$37	$(54)	$2,078

For those purchased credit impaired loans disclosed above, the Corporation did not increase the allowance for loan losses during the three months ended March 31, 2017 or 2016. The Corporation did not reverse any allowance for loan losses during the three months ended March 31, 2017 or 2016.

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

The fair values of credit risk participations are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,440	$—	$17,440	$—
Mortgage-backed securities, residential	239,678	—	239,678	—
Obligations of states and political subdivisions	44,155	—	44,155	—
Corporate bonds and notes	251	—	—	251
SBA loan pools	550	—	550	—
Corporate stocks	507	175	332	—
Total available for sale securities	$302,581	$175	$302,155	$251

Trading assets	$826	$826	$—	$—
Derivative assets	747	—	747	—

Financial Liabilities:
Derivative liabilities	$812	$—	$747	$65

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,455	$—	$17,455	$—
Mortgage-backed securities, residential	245,866	—	245,866	—
Obligations of states and political subdivisions	38,740	—	38,740	—
Corporate bonds and notes	250	—	—	250
SBA loan pools	570	—	570	—
Corporate stocks	521	170	351	—
Total available for sale securities	$303,402	$170	$302,982	$250

Trading assets	$774	$774	$—	$—
Derivative assets	693	—	693	—

Financial Liabilities:
Derivative liabilities	$761	$—	$693	$68

There were no transfers between Level 1 and Level 2 during the three-month periods ended March 31, 2017. During the year ended December 31, 2016, the Corporation transferred corporate stocks with a fair market value of $158 thousand at the date of transfer (and $103 thousand at December 31, 2016) from Level 2 to Level 1 due to the corporation's stock becoming publicly listed.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended March 31, 2017 and March 31, 2016 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Balance of recurring Level 3 assets at January 1	$250	$248	$(68)	$(48)
Derivative instruments entered into	—	—	—	(2)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	3	(34)
Included in other comprehensive income	1	4	—	—
Transfers into Level 3	—	—	—	—
Balance of recurring Level 3 assets at March 31	$251	$252	$(65)	$(84)

The following table presents information related to Level 3 recurring fair value measurements at March 31, 2017 and December 31, 2016 (in thousands):

Description	Fair Value at March 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2017
Corporate bonds and notes	$251	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$65	Historical trend	Credit default rate	4.92% - 4.92% [4.92%]

Description	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Corporate bonds and notes	$250	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$68	Historical trend	Credit default rate	4.92% - 4.92% [4.92%]

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$3,344	$—	$—	$3,344
Total impaired loans	$3,344	$—	$—	$3,344
Other real estate owned:
Residential mortgages	$255	$—	$—	$255
Total other real estate owned, net	$255	$—	$—	$255

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,631	$—	$—	$2,631
Consumer loans:
Home equity lines and loans	219	—	—	219
Total impaired loans	$2,850	$—	$—	$2,850
Other real estate owned:
Residential mortgages	$344	$—	$—	$344
Total other real estate owned, net	$344	$—	$—	$344

The following tables presents information related to Level 3 non-recurring fair value measurement at March 31, 2017 and December 31, 2016 (in thousands):

Description	Fair Value at March 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2017
Impaired loans:
Commercial mortgages, other	$745	Sales comparison	Discount to appraised value	10.00% - 40.04% [17.05%]
	2,599	Income approach	Capitalization Rate	9.00% - 10.00% [9.52%]
	$3,344

OREO:
Residential mortgages	$255	Sales comparison	Discount to appraised value	20.80% - 36.37% [29.88%]
	$255

Description	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Impaired loans:
Commercial mortgages:
Commercial mortgages, other	$2,631	Income approach	Capitalization Rate	9.00% - 10.00% [9.52%]
Consumer loans:
Home equity lines and loans	219	Sales comparison	Discount to appraised value	22.98% - 22.98% [22.98%]
	$2,850

OREO:
Residential mortgages	$344	Sales comparison	Discount to appraised value	20.80% - 48.17% [30.50%]
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

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2017 and December 31, 2016, are as follows (in thousands):

	March 31, 2017
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$26,275	$26,275	$—	$—	$26,275
Interest-bearing deposits in other financial institutions	99,410	99,410	—	—	99,410
Trading assets	826	826	—	—	826
Securities available for sale	302,581	175	302,155	251	302,581
Securities held to maturity	3,721	—	977	2,935	3,912
FHLBNY and FRBNY stock	3,597	—	—	—	N/A
Loans, net	1,219,291	—	—	1,229,871	1,229,871
Loans held for sale	20	—	20	—	20
Accrued interest receivable	4,066	4	909	3,153	4,066
Derivative assets	747	—	747	—	747

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,403,637	$1,403,637	$—	$—	$1,403,637
Time deposits	140,614	—	140,934	—	140,934
Securities sold under agreements to repurchase	15,215	—	15,398	—	15,398
FHLBNY term advances	9,065	—	9,138	—	9,138
Accrued interest payable	172	23	149	—	172
Derivative liabilities	812	—	747	65	812
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2016
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

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended March 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2017 and December 31, 2016 (in thousands):

	At March 31, 2017		At December 31, 2016
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$4,827	$5,975	$4,689
Other customer relationship intangibles	5,633	4,062	5,633	3,974
Total	$11,608	$8,889	$11,608	$8,663

Aggregate amortization expense was $0.2 million and $0.3 million for the three month periods ended March 31, 2017 and 2016, respectively.

The remaining estimated aggregate amortization expense at March 31, 2017 is listed below (in thousands):

Year	Estimated Expense
2017	$634
2018	734
2019	609
2020	484
2021	258
Total	$2,719

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Mortgage-backed securities, residential	$8,097	$—	$13,690	$—	$21,787
Excess collateral held	(2,882)	—	(3,690)	—	(6,572)
Gross amount of recognized liabilities for repurchase agreements	$5,215	$—	$10,000	$—	$15,215

	December 31, 2016
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$1,276	$—	$—	$1,276
Mortgage-backed securities, residential	13,092	9,664	14,244	—	37,000
Total	13,092	10,940	14,244	—	38,276
Excess collateral held	(5,486)	(940)	(4,244)	—	(10,670)
Gross amount of recognized liabilities for repurchase agreements	$7,606	$10,000	$10,000	$—	$27,606

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

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2017	$(4,356)	$(6,398)	$(10,754)
Other comprehensive income before reclassification	1,977	—	1,977
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current period other comprehensive income	1,977	21	1,998
Balance at March 31, 2017	$(2,379)	$(6,377)	$(8,756)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2016	$210	$(11,152)	$(10,942)
Other comprehensive loss before reclassification	1,936	—	1,936
Amounts reclassified from accumulated other comprehensive income	(565)	233	(332)
Net current period other comprehensive income	1,371	233	1,604
Balance at March 31, 2016	$1,581	$(10,919)	$(9,338)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2017	2016
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(908)	Net gains (losses) on securities transactions
Tax effect	—	343	Income tax expense
Net of tax	—	(565)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(55)	(22)	Pension and other employee benefits
Actuarial losses (a)	88	396	Pension and other employee benefits
Tax effect	(12)	(141)	Income tax expense
Net of tax	21	233
Total reclassification for the period, net of tax	$21	$(332)
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,706	$29,629	$38,246	$33,189
Unused lines of credit	913	209,879	610	208,124
Standby letters of credit	—	14,156	—	14,241

On March 23, 2016, the Bank received a summons and complaint for an action brought in the State of New York Supreme Court for the County of Tompkins, regarding its lease of 202 East State Street, Ithaca, NY. The owner of the leased premises has alleged that the Bank has breached its contract and is requesting a judgment declaring that the term of the lease runs through December 31, 2025 or a judgment in his favor in the amount of $4.0 million. On July 25, 2016, the Corporation received Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins, involving claims by the owner of the leased premises at 202 East State Street, Ithaca, New York against the Bank. The Court granted, in part, partial summary judgment in favor of the plaintiff - on the issue of liability only- for anticipatory breach and breach of contract. The fraud claims were dismissed, and summary judgment was denied on the plaintiff’s trespass claims. The Court set the matter down for an inquest on damages at a later date, with the original claim by the plaintiff seeking $4.0 million in damages. The Corporation has filed an appeal to the court determination which has been perfected in the Appellate Division, Third Department of State Supreme Court. The briefing process has not been completed, although the Record on Appeal and the Corporation's brief have both been filed with the Appellate Division. The Corporation established a legal reserve of $1.2 million in connection with this case during the second quarter of 2016. which the Corporation has deemed sufficient as of March 31, 2017.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$296
Interest cost on projected benefit obligation	403	470
Expected return on plan assets	(785)	(755)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	2
Amortization of unrecognized net loss	58	384
Net periodic pension cost	$(324)	$397

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$11
Interest cost on projected benefit obligation	12	13
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	1	6
Net periodic supplemental pension cost	$13	$30

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$12
Interest cost on projected benefit obligation	4	17
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	(55)	(24)
Amortization of unrecognized net loss	29	6
Net periodic postretirement, medical and life cost	$(22)	$11

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2016 Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  CFS amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company, CFS, and CRM column below, along with amounts to eliminate transactions between those segments (in thousands). CRM was formed during the second quarter of 2016, therefore, is not included within prior year comparative information.

	Three months ended March 31, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$14,311	$—	$3	$14,314
Interest expense	820	—	—	820
Net interest income	13,491	—	3	13,494
Provision for loan losses	1,040	—	—	1,040
Net interest income after provision for loan losses	12,451	—	3	12,454
Other non-interest income	2,605	2,109	133	4,847
Other non-interest expenses	11,444	1,305	296	13,045
Income (loss) before income tax expense (benefit)	3,612	804	(160)	4,256
Income tax expense (benefit)	1,048	305	(76)	1,277
Segment net income (loss)	$2,564	$499	$(84)	$2,979

Segment assets	$1,729,057	$4,270	$2,773	$1,736,100

	Three months ended March 31, 2016
	Core Banking	WMG	Holding Company And CFS	Consolidated Totals
Interest and dividend income	$13,949	$—	$—	$13,949
Interest expense	924	—	—	924
Net interest income	13,025	—	—	13,025
Provision for loan losses	595	—	—	595
Net interest income after provision for loan losses	12,430	—	—	12,430
Other non-interest income	3,416	2,012	173	5,601
Other non-interest expenses	12,252	1,389	367	14,008
Income (loss) before income tax expense (benefit)	3,594	623	(194)	4,023
Income tax expense (benefit)	1,170	235	(89)	1,316
Segment net income	$2,424	$388	$(105)	$2,707

Segment assets	$1,637,242	$4,668	$1,316	$1,643,226

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

During January 2017 and 2016, 7,880 and 9,532 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $79 thousand and $67 thousand related to this compensation was recognized during the three-month periods ended March 31, 2017 and 2016, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended March 31, 2017 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2017	23,794	$29.90
Granted	—	—
Vested	(415)	26.59
Forfeited or cancelled	(1,139)	29.97
Nonvested at March 31, 2017	22,240	$29.96

As of March 31, 2017, there was $607 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.58 years.  The total fair value of shares vested was $16 thousand and $11 thousand for the three month periods ended March 31, 2017 and 2016, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the three months ended March 31, 2017 and 2016.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2016 Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and Part I, Item 1A, Risk Factors, on pages 17–22 of the Corporation’s 2016 Annual Report.  For a discussion of use of non-GAAP financial measures, see pages 60–63 of the Corporation's 2016 Annual Report or pages 58-61 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2016 Annual Report on Form 10-K.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Financial Highlights

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
(in thousands, except per share data)
RESULTS OF OPERATIONS
Interest income	$14,314	$14,269	$14,025	$13,925	$13,949
Interest expense	820	973	985	957	924
Net interest income	13,494	13,296	13,040	12,968	13,025
Provision for loan losses	1,040	404	1,050	388	595
Net interest income after provision for loan losses	12,454	12,892	11,990	12,580	12,430
Non-interest income	4,847	4,897	5,435	5,216	5,601
Non-interest expense	13,045	13,561	13,471	15,570	14,008
Income before income tax expense	4,256	4,228	3,954	2,226	4,023
Income tax expense	1,277	1,274	1,209	605	1,316
Net income	$2,979	$2,954	$2,745	$1,621	$2,707

Basic and diluted earnings per share	$0.62	$0.62	$0.58	$0.34	$0.57
Average basic and diluted shares outstanding	4,790	4,773	4,765	4,760	4,750

PERFORMANCE RATIOS
Return on average assets	0.71%	0.69%	0.65%	0.39%	0.67%
Return on average equity	8.24%	8.20%	7.55%	4.57%	7.73%
Return on average tangible equity (a)	9.90%	9.92%	9.14%	5.55%	9.45%
Efficiency ratio (a) (b)	69.25%	72.63%	71.28%	77.00%	76.89%
Non-interest expense to average assets	3.12%	3.18%	3.20%	3.75%	3.48%
Loans to deposits	79.93%	82.42%	80.62%	81.83%	82.75%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.19%	4.16%	4.16%	4.17%	4.21%
Yield on investments	2.00%	1.75%	1.73%	1.81%	2.07%
Yield on interest-earning assets	3.66%	3.57%	3.58%	3.60%	3.72%
Cost of interest-bearing deposits	0.20%	0.21%	0.21%	0.21%	0.20%
Cost of borrowings	3.04%	3.13%	3.15%	3.16%	2.66%
Cost of interest-bearing liabilities	0.30%	0.35%	0.36%	0.35%	0.35%
Interest rate spread	3.36%	3.22%	3.22%	3.25%	3.37%
Net interest margin, fully taxable equivalent	3.45%	3.33%	3.33%	3.36%	3.47%

CAPITAL
Total equity to total assets at end of period	8.54%	8.67%	8.38%	8.52%	8.58%
Tangible equity to tangible assets at end of period (a)	7.23%	7.29%	7.03%	7.12%	7.14%

Book value per share	$30.93	$30.07	$30.37	$30.12	$29.64
Tangible book value per share	25.81	24.89	25.13	24.81	24.28
Period-end market value per share	39.50	36.35	28.99	29.35	26.35
Dividends declared per share	0.26	0.26	0.26	0.26	0.26

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,215,445	$1,210,922	$1,199,367	$1,192,786	$1,175,051
Earning assets	1,605,460	1,607,287	1,577,348	1,573,306	1,527,656
Total assets	1,694,199	1,699,059	1,674,492	1,669,654	1,620,547
Deposits	1,495,724	1,483,348	1,456,622	1,457,173	1,404,487
Total equity	146,642	143,388	144,631	142,746	140,864
Tangible equity (a)	121,988	118,502	119,504	117,374	115,240

ASSET QUALITY
Net charge-offs	$333	$1,476	$393	$247	$328
Non-performing loans (d)	12,914	12,043	12,903	12,429	12,774
Non-performing assets (e)	13,251	12,431	13,270	12,822	14,416
Allowance for loan losses	14,960	14,253	15,325	14,668	14,527

Annualized net charge-offs to average loans	0.11%	0.48%	0.13%	0.08%	0.11%
Non-performing loans to total loans	1.05%	1.00%	1.06%	1.03%	1.08%
Non-performing assets to total assets	0.76%	0.75%	0.77%	0.76%	0.88%
Allowance for loan losses to total loans	1.21%	1.19%	1.26%	1.22%	1.22%
Allowance for loan losses to non-performing loans	115.84%	118.35%	118.77%	118.01%	113.72%

(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less merger and acquisition expenses less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less net gains on securities transactions.

(c) Loans and loans held for sale do not reflect the allowance for loan losses.
(d) Non-performing loans include non-accrual loans only.
(e) Non-performing assets include non-performing loans plus other real estate owned.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures, because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 58-61 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2017	2016	Change	Percentage Change
Net interest income	$13,494	$13,025	$469	3.6%
Non-interest income	4,847	5,601	(754)	(13.5)%
Non-interest expense	13,045	14,008	(963)	(6.9)%
Pre-provision income	5,296	4,618	678	14.7%
Provision for loan losses	1,040	595	445	74.8%
Income tax expense	1,277	1,316	(39)	(3.0)%
Net income	$2,979	$2,707	$272	10.0%

Basic and diluted earnings per share	$0.62	$0.57	$0.05	8.8%

Selected financial ratios:
Return on average assets	0.71%	0.67%
Return on average equity	8.24%	7.73%
Net interest margin, fully taxable equivalent	3.45%	3.47%
Efficiency ratio	69.25%	76.89%
Non-interest expense to average assets	3.12%	3.48%

Net income for the three months ended March 31, 2017 was $3.0 million, or $0.62 per share, compared with a net income of $2.7 million, or $0.57 per share, for the same period in the prior year.  Return on equity for the three months ended March 31, 2017 was 8.24%, compared with 7.73% for the same period in the prior year.  The increase in net income from the prior year was driven by an increase in net interest income and decreases in non-interest expense and income tax expense, offset by a decrease in non-interest income and an increase in the provision for loan losses.

Net interest income
Net interest income increased $0.5 million, or 3.6%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio and interest-bearing deposits and a decrease in interest expense on borrowed funds.

Non-interest income
Non-interest income decreased $0.8 million, or 13.5%, compared to the same period in the prior year.  The decrease was due primarily to net gains on securities transactions during the first quarter of 2016, offset by an increase in WMG fee income.

Non-interest expenses
Non-interest expenses decreased $1.0 million, or 6.9%, compared to the same period in the prior year.  The decrease was due primarily to decreases in pension and other employee benefits, net occupancy expense, and data processing expense, offset by an increase in salaries and wages. For the three months ended March 31, 2017, non-interest expenses to average assets was 3.12%, compared with 3.48% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.4 million, or 74.8%, compared to the same period in the prior year.  The increase was due primarily to growth in the commercial mortgages portfolio and additional reserves on problem assets previously identified during the three months ended March 31, 2017.  Net charge-offs were $0.3 million, compared with $0.3 million for the same period in the prior year.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2017 and 2016. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 58 of this Form 10-Q and pages 60 of the Corporation’s 2016 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2017	2016	Change	Percentage Change
Interest and dividend income	$14,314	$13,949	$365	2.6%
Interest expense	820	924	(104)	(11.3)%
Net interest income	$13,494	$13,025	$469	3.6%

Net interest income for the three months ended March 31, 2017 totaled $13.5 million compared with $13.0 million for the same period in the prior year, an increase of $0.5 million, or 3.6%.  Fully taxable equivalent net interest margin was 3.45% for the three months ended March 31, 2017 compared with 3.47% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $77.8 million in interest-earning assets.  The yield on average interest-earning assets decreased six basis points, while the cost of interest-bearing liabilities decreased five basis points compared to the same period in the prior year. The decline in the yield on interest-earning assets can be mostly attributed to a two basis point decline in the yield on loans and a seven basis point decline in the yield on investments.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2017 and 2016.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$761,216	$8,030	4.28%	$709,541	$7,758	4.40%
Mortgage loans	198,373	1,887	3.86%	196,600	1,940	3.97%
Consumer loans	255,856	2,642	4.19%	268,911	2,598	3.89%
Taxable securities	272,580	1,424	2.12%	294,319	1,438	1.97%
Tax-exempt securities	44,757	345	3.13%	48,138	367	3.07%
Interest-bearing deposits	72,678	155	0.86%	10,147	12	0.48%
Total interest-earning assets	1,605,460	14,483	3.66%	1,527,656	14,113	3.72%

Non-earning assets:
Cash and due from banks	25,885			26,676
Premises and equipment, net	28,655			29,199
Other assets	53,954			48,846
Allowance for loan losses	(14,349)			(14,346)
AFS valuation allowance	(5,406)			2,516
Total assets	$1,694,199			$1,620,547

Interest-bearing liabilities:
Interest-bearing demand deposits	$152,954	$36	0.10%	$142,117	$40	0.11%
Savings and insured money market deposits	783,330	375	0.19%	704,587	317	0.18%
Time deposits	141,250	127	0.36%	164,580	150	0.37%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	37,666	282	3.04%	63,092	417	2.66%
Total interest-bearing liabilities	1,115,200	820	0.30%	1,074,376	924	0.35%

Non-interest-bearing liabilities:
Demand deposits	418,190			393,202
Other liabilities	14,167			12,105
Total liabilities	1,547,557			1,479,683
Shareholders' equity	146,642			140,864
Total liabilities and shareholders’ equity	$1,694,199			$1,620,547
Fully taxable equivalent net interest income		13,663			13,189
Net interest rate spread (1)			3.36%			3.37%
Net interest margin, fully taxable equivalent (2)			3.45%			3.47%
Taxable equivalent adjustment		(169)			(164)
Net interest income		$13,494			$13,025
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2017 and 2016.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

	Three Months Ended March 31, 2017 vs. 2016
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$272	$504	$(232)
Mortgage loans	(53)	13	(66)
Consumer loans	44	(137)	181
Taxable investment securities	(14)	(114)	100
Tax-exempt investment securities	(22)	(28)	6
Interest-earning deposits	143	128	15
Total interest and dividend income	370	366	4

Interest expense on:
Interest-bearing demand deposits	(4)	2	(6)
Savings and insured money market deposits	58	39	19
Time deposits	(23)	(19)	(4)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(135)	(187)	52
Total interest expense	(104)	(165)	61
Net interest income, fully taxable equivalent	$474	$531	$(57)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the three months ended March 31, 2017 and 2016 were $1.0 million and $0.6 million, respectively. Net charge-offs for the three months ended March 31, 2017 and 2016 were $0.3 million and $0.3 million, respectively. The increase in the provision for loan losses for the three months ended March 31, 2017, compared to the same period in the prior year, was due to increases in the commercial mortgage portfolio and additional reserves on problem assets previously identified.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2017	2016	Change	Percentage Change
WMG fee income	$2,109	$2,012	$97	4.8%
Service charges on deposit accounts	1,184	1,135	49	4.3%
Interchange revenue from debit card transactions	920	893	27	3.0%
Net gains on securities transactions	—	908	(908)	(100.0)%
Net gains on sales of loans held for sale	69	61	8	13.1%
Net gains (losses) on sales of other real estate owned	17	(5)	22	N/M
Income from bank owned life insurance	17	18	(1)	(5.6)%
CFS fee and commission income	139	173	(34)	(19.7)%
Other	392	406	(14)	(3.4)%
Total non-interest income	$4,847	$5,601	$(754)	(13.5)%

Total non-interest income for the three months ended March 31, 2017 decreased $0.8 million compared with the same period in the prior year.  The decrease was mostly due to a decrease in net gains on securities transactions, offset by an increase in WMG fee income.

WMG fee income
WMG fee income increased compared to the same period in the prior year due to an increase in assets under management or administration.

Net gains on securities transactions
Net gains on securities transactions decreased compared to the same period in the prior year due to a $0.9 million net gain on the sale $14.5 million of U.S. Treasuries during the same period in the prior year.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2017	2016	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,275	$5,183	$92	1.8%
Pension and other employee benefits	1,218	1,675	(457)	(27.3)%
Total compensation expense	6,493	6,858	(365)	(5.3)%

Non-compensation expenses:
Net occupancy expenses	1,606	1,906	(300)	(15.7)%
Furniture and equipment expenses	682	772	(90)	(11.7)%
Data processing expenses	1,604	1,714	(110)	(6.4)%
Professional services	300	341	(41)	(12.0)%
Amortization of intangible assets	226	258	(32)	(12.4)%
Marketing and advertising expenses	249	222	27	12.2%
Other real estate owned expenses	19	52	(33)	(63.5)%
FDIC insurance	325	294	31	10.5%
Loan expense	116	112	4	3.6%
Other	1,425	1,479	(54)	(3.7)%
Total non-compensation expenses	6,552	7,150	(598)	(8.4)%
Total non-interest expenses	$13,045	$14,008	$(963)	(6.9)%

Total non-interest expenses for the three months ended March 31, 2017 decreased $1.0 million compared with the same period in the prior year.  The decrease was due to decreases in compensation expense and non-compensation expenses.

Compensation expense
Compensation expense decreased compared to the same period in the prior year due to a decrease in pension and other employee benefits, offset by an increase in salaries and wages. The decrease in pension and other employee benefits can be attributed to the freezing of accruals for the pension and post-retirement health care plans during the fourth quarter of 2016. The increase in salaries and wages can be attributed to annual merit increases that occur throughout the year, offset by a decline in average full-time equivalent employees.

Non-compensation expenses
Non-compensation expenses decreased compared to the same period in the prior year due primarily to decreases in net occupancy expenses, furniture and equipment expenses, and data processing expenses. The decrease in net occupancy expenses and furniture and equipment expenses can be attributed to the closure of the branch office at 202 East State Street in Ithaca, NY at the end of May 2016 and the related $0.1 million of additional depreciation expense recognized during the first quarter of 2016. The decrease in data processing expenses can be attributed to the renegotiation of contracts and changing of vendors for certain data processing communication lines.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2017	2016	Change	Percentage Change
Income before income tax expense	$4,256	$4,023	$233	5.8%
Income tax expense	1,277	1,316	(39)	(3.0)%
Effective tax rate	30.0%	32.7%

The decrease in the effective tax rate can be attributed to changes in the mix of income and expense subject to U.S. federal, state, and local income taxes. These changes include an increase in the income generated by CCTC Funding, Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	March 31, 2017	December 31, 2016	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$125,685	$74,162	$51,523	69.5%
Total investment securities	309,899	312,148	(2,249)	(0.7)%

Loans, net of deferred loan fees	1,234,251	1,200,290	33,961	2.8%
Allowance for loan losses	(14,960)	(14,253)	(707)	5.0%
Loans, net	1,219,291	1,186,037	33,254	2.8%

Goodwill and other intangible assets, net	24,543	24,769	(226)	(0.9)%
Other assets	56,682	60,063	(3,381)	(5.6)%
Total assets	$1,736,100	$1,657,179	$78,921	4.8%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,544,251	$1,456,343	$87,908	6.0%
FHLBNY advances and other debt	28,951	41,421	(12,470)	(30.1)%
Other liabilities	14,641	15,667	(1,026)	(6.5)%
Total liabilities	1,587,843	1,513,431	74,412	4.9%

Total shareholders’ equity	148,257	143,748	4,509	3.1%
Total liabilities and shareholders’ equity	$1,736,100	$1,657,179	$78,921	4.8%

Cash and cash equivalents
The increase in cash and cash equivalents can be mostly attributed to an increase in deposits, offset by an increase in total loans and the maturity of one $10.0 million repurchase agreement.

Investment securities
The decrease in investment securities can be mostly attributed to maturities and calls of securities available for sale and securities held to maturity, offset by additional purchases and a decline in realized losses in the securities available for sale portfolio.

Loans, net
The increase in total loans can be attributed to increases of $34.0 million in commercial mortgages and $1.5 million in commercial and agriculture loans, offset by a decrease of $1.3 million in indirect consumer loans. The increase in the allowance for loan losses can be mostly attributed to an increase in the commercial loan portfolio and additional reserves on problem assets previously identified.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The decrease in other assets can be mostly attributed to a decline in the deferred tax asset.

Deposits
The increase in deposits can be attributed to increases of $14.3 million in non-interest bearing demand deposits, $18.0 million in interest-bearing demand deposits, $48.6 million in money market accounts, and $10.5 million in savings deposits. Partially offsetting the increases noted above was a decrease of $3.5 million in time deposits. The changes in money market accounts and demand deposits can be mostly attributed to new municipal clients, along with the seasonal inflow of deposits from existing municipal clients.

FHLBNY advances and other debt
The decrease in FHLBNY advances and other debt can be mostly attributed to the maturity of one $10.0 million repurchase agreement during the first quarter of 2017.

Other liabilities
The decrease in other liabilities can be mostly attributed to payment of 2016 annual employee incentives and employer retirement contribution during the first quarter.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $3.0 million, a reduction of $0.5 million in treasury stock, and a decrease of $2.0 million in accumulated other comprehensive loss, mostly attributable to the increase in the fair market value of the securities portfolio, offset by $1.2 million in dividends declared during the year.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.803 billion at March 31, 2017, including $327.5 million of assets held under management or administration for the Corporation, compared with $1.721 billion at December 31, 2016, including $294.9 million of assets held under management or administration for the Corporation, an increase of $81.6 million, or 4.7%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	March 31, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$17,295	$17,440	5.8%	$17,300	$17,455	5.8%
Mortgage-backed securities, residential and collateralized mortgage obligations	244,049	239,678	79.2%	253,156	245,866	81.0%
Obligations of states and political subdivisions	44,007	44,155	14.6%	38,843	38,740	12.8%
Other securities	1,063	1,308	0.4%	1,102	1,341	0.4%
Total	$306,414	$302,581	100.0%	$310,401	$303,402	100.0%

The available for sale segment of the securities portfolio totaled $302.6 million at March 31, 2017, a decrease of $0.8 million, or 0.3%, from $303.4 million at December 31, 2016.  The decrease can be mostly attributed to maturities and calls, offset by additional purchases and a decline in unrealized losses.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $3.7 million at March 31, 2017, a decrease of $1.0 million, or 20.9%, from $4.7 million at December 31, 2016.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2016 to March 31, 2017 (in thousands):

LOANS
	March 31, 2017	December 31, 2016	Dollar Change	Percentage Change
Commercial and agricultural	$178,075	$176,561	$1,514	0.9%
Commercial mortgages	602,612	568,656	33,956	6.0%
Residential mortgages	198,020	198,493	(473)	(0.2)%
Indirect consumer loans	138,273	139,572	(1,299)	(0.9)%
Other consumer loans	117,271	117,008	263	0.2%
Total loans, net of deferred loan fees	$1,234,251	$1,200,290	$33,961	2.8%

Portfolio loans totaled $1.234 billion at March 31, 2017, an increase of $34.0 million, or 2.8%, from $1.200 billion at December 31, 2016.  The increase in loans can be attributed to increases of $1.5 million in commercial and agricultural loans, $34.0 million in commercial mortgages, and $0.3 million in other consumer loans, offset by decreases of $0.5 million in residential mortgages and $1.3 million in indirect consumer loans. The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.

Residential mortgage loans totaled $198.0 million at March 31, 2017, a decline of $0.5 million, or 0.2%, from December 31, 2016.  In addition, during the three months ended March 31, 2017, $3.4 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.1 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Chemung Canal Trust Company*	$630,930	$636,836	$683,137	$724,099	$687,256
Capital Bank Division	603,321	563,454	485,496	397,475	308,610
Total loans	$1,234,251	$1,200,290	$1,168,633	$1,121,574	$995,866
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At March 31, 2017 and December 31, 2016, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 44.7% and 43.9% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2017 and December 31, 2016.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	March 31, 2017	December 31, 2016
Non-accrual loans	$8,500	$7,649
Non-accrual troubled debt restructurings	4,414	4,394
Total non-performing loans	12,914	12,043
Other real estate owned	337	388
Total non-performing assets	$13,251	$12,431

Ratio of non-performing loans to total loans	1.05%	1.00%
Ratio of non-performing assets to total assets	0.76%	0.75%
Ratio of allowance for loan losses to non-performing loans	115.84%	118.35%

Accruing loans past due 90 days or more (1)	$27	$13
Accruing troubled debt restructurings (1)	5,890	5,839
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $12.9 million at March 31, 2017, or 1.05% of total loans, compared with $12.0 million at December 31, 2016, or 1.00% of total loans. The increase in non-performing loans at March 31, 2017 was primarily in commercial mortgage, offset by residential mortgage. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $13.3 million, or 0.76% of total assets, at March 31, 2017, compared with $12.4 million, or 0.75% of total assets, at December 31, 2016.

Not included in non-performing loan totals are $1.3 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $27.0 thousand at March 31, 2017, an increase of $14.0 thousand from December 31, 2016.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of March 31, 2017, the Corporation had $4.4 million of non-accrual TDRs compared with $4.4 million as of December 31, 2016.  As of March 31, 2017, the Corporation had $5.9 million of accruing TDRs compared with $5.8 million as of December 31, 2016.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at March 31, 2017 totaled $14.4 million, including TDRs of $10.3 million, compared to $12.9 million at December 31, 2016, including TDRs of $10.2 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The increase in impaired loans was due primarily to an increase in commercial mortgage loans.  Included in the recorded investment of impaired loans at March 31, 2017, are loans totaling $4.6 million for which impairment allowances of $1.0 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2016, the impaired loan total included $2.6 million of loans for which specific impairment allowances of $0.9 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $15.0 million at March 31, 2017, up from $14.3 million at December 31, 2016.  The ratio of allowance for loan losses to total loans was 1.21% at March 31, 2017, up from 1.19% at December 31, 2016, respectively.  Net charge-offs for the three months ended March 31, 2017 and 2016 were $0.3 million and $0.3 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the three months ended March 31, 2017 and 2016 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$14,253	$14,260

Charge-offs:
Commercial and agricultural	5	8
Commercial mortgages	—	—
Residential mortgages	12	—
Consumer loans	427	443
Total charge-offs	444	451

Recoveries:
Commercial and agricultural	24	32
Commercial mortgages	1	7
Residential mortgages	17	—
Consumer loans	69	84
Total recoveries	111	123

Net charge-offs	333	328
Provision for loan losses	1,040	595
Balance at end of period	$14,960	$14,527

Ratio of net charge-offs to average loans outstanding	0.11%	0.11%
Ratio of allowance for loan losses to total loans outstanding	1.21%	1.22%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2016 to March 31, 2017 (in thousands):

DEPOSITS
	March 31, 2017	December 31, 2016	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$432,062	$417,812	$14,250	3.4%
Interest-bearing demand deposits	154,848	136,826	18,022	13.2%
Insured money market accounts	597,547	548,963	48,584	8.9%
Savings deposits	219,180	208,636	10,544	5.1%
Time deposits	140,614	144,106	(3,492)	(2.4)%
Total	$1,544,251	$1,456,343	$87,908	6.0%

Deposits totaled $1.544 billion at March 31, 2017 compared with $1.456 billion at December 31, 2016, an increase of $87.9 million, or 6.0%. The increase was attributable to increases of $14.3 million in non-interest bearing demand deposits, $18.0 million in interest-bearing demand deposits, $48.6 million in money market accounts, and $10.5 million in savings deposits. These items were offset by a decrease of $3.5 million in time deposits. The changes in money market accounts can be attributed to new municipal clients, along with the seasonal inflow of deposits from current municipal clients.  At March 31, 2017, demand deposit and money market accounts comprised 76.7% of total deposits compared with 75.8% at December 31, 2016.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Chemung Canal Trust Company*	$1,346,322	$1,249,870	$1,219,282	$1,119,377	$1,097,920
Capital Bank Division	197,929	206,473	181,013	160,637	168,336
Total loans	$1,544,251	$1,456,343	$1,400,295	$1,280,014	$1,266,256
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of March 31, 2017 and December 31, 2016. Deposits obtained through the CDARS and ICS programs were $255.6 million and $203.7 million as of March 31, 2017 and December 31, 2016, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in addition to the seasonal inflow of current municipal client balances.

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

Borrowings

Securities sold under agreements to repurchase decreased $12.4 million from $27.6 million at December 31, 2016 to $15.2 million at March 31, 2017.  The decrease in securities sold under agreements to repurchase was related to the maturity of one $10.0 million repurchase agreement and normal fluctuations in client accounts.

Shareholders’ Equity

Shareholders’ equity was $148.3 million at March 31, 2017 compared with $143.7 million at December 31, 2016.  The increase was primarily due to earnings of $3.0 million and a reduction of $0.5 million in treasury stock and a decrease of $2.0 million in accumulated other comprehensive loss, offset by $1.2 million in dividends declared during the three months ended March 31, 2017.  The total shareholders’ equity to total assets ratio was 8.54% at March 31, 2017 compared with 8.67% at December 31, 2016.  The tangible equity to tangible assets ratio was 7.23% at March 31, 2017 compared with 7.29% at December 31, 2016.  Book value per share increased to $30.93 at March 31, 2017 from $30.07 at December 31, 2016.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of March 31, 2017, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $125.2 million and $131.6 million at March 31, 2017 and December 31, 2016, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at March 31, 2017 and December 31, 2016.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$6,504	$5,821
Net cash (used in) provided by investing activities	(29,411)	4,532
Net cash provided by financing activities	74,430	19,321
Net increase in cash and cash equivalents	$51,523	$29,674

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first three months of 2017 and 2016 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used by investing activities during the first three months of 2017 predominantly resulted from a net increase in loans and purchases of securities, offset by sales, calls, maturities, and principal collected in securities available for sale. Cash provided by investing activities during the first three months of 2016 predominantly resulted from sales, calls, maturities, and principal collected on securities available for sale, offset by a net increase in loans.

Financing activities

Cash provided by financing activities during the first three months of 2017 and 2016 predominantly resulted from an increase in deposits, offset by the maturity of one $10.0 million repurchase agreement in 2017 and the redemption of FHLBNY overnight advances that were no longer needed with the inflow of municipal deposit in 2016.
.

Capital Resources

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%.

The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of March 31, 2017, the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2017 and December 31, 2016, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2017, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The regulatory capital ratios as of March 31, 2017 and December 31, 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$148,082	12.10%	$97,930	8.00%	$113,231	9.250%	N/A	N/A
Bank	$141,961	11.61%	$97,831	8.00%	$113,117	9.250%	$122,288	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$133,013	10.87%	$73,447	6.00%	$88,749	7.250%	N/A	N/A
Bank	$126,969	10.38%	$73,373	6.00%	$88,659	7.250%	$97,831	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$133,013	10.87%	$55,086	4.50%	$70,387	5.750%	N/A	N/A
Bank	$126,969	10.38%	$55,030	4.50%	$70,316	5.750%	$79,487	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$133,013	7.95%	$66,964	4.00%	N/A	N/A	N/A	N/A
Bank	$126,969	7.60%	$66,858	4.00%	N/A	N/A	$83,573	5.00%

	Actual		Required To Be Adequately Capitalized		Minimum Capital Adequacy with Capital Buffer		Required To Be Well Capitalized
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$145,269	12.14%	$95,748	8.00%	$103,229	8.625%	N/A	N/A
Bank	$140,020	11.71%	$95,640	8.00%	$103,112	8.625%	$119,550	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$71,811	6.00%	$79,292	6.625%	N/A	N/A
Bank	$125,736	10.52%	$71,730	6.00%	$79,202	6.625%	$95,640	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$53,858	4.50%	$61,339	5.125%	N/A	N/A
Bank	$125,736	10.52%	$53,798	4.50%	$61,270	5.125%	$77,708	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$130,911	7.81%	$67,031	4.00%	N/A	N/A	N/A	N/A
Bank	$125,736	7.52%	$66,919	4.00%	N/A	N/A	$83,649	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At March 31, 2017, the Bank could, without prior approval, declare dividends of approximately $13.4 million.

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$13,494	$13,296	$13,040	$12,968	$13,025
Fully taxable equivalent adjustment	169	154	154	159	164
Fully taxable equivalent net interest income (non-GAAP)	$13,663	$13,450	$13,194	$13,127	$13,189

Non-interest income (GAAP)	$4,847	$4,897	$5,435	$5,216	$5,601
Less: net (gains) losses on security transactions	—	(4)	(75)	—	(908)
Adjusted non-interest income (non-GAAP)	$4,847	$4,893	$5,360	$5,216	$4,693

Non-interest expense (GAAP)	$13,045	$13,561	$13,471	$15,570	$14,008
Less: amortization of intangible assets	(226)	(238)	(245)	(245)	(258)
Less: legal reserve	—	—	—	(1,200)	—
Adjusted non-interest expense (non-GAAP)	$12,819	$13,323	$13,226	$14,125	$13,750

Average interest-earning assets (GAAP)	$1,605,460	$1,607,287	$1,577,348	$1,573,306	$1,524,656

Net interest margin - fully taxable equivalent (non-GAAP)	3.45%	3.33%	3.33%	3.36%	3.47%
Efficiency ratio (non-GAAP)	69.25%	72.63%	71.28%	77.00%	76.89%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$148,257	$143,748	$144,812	$143,409	$141,046
Less: intangible assets	(24,543)	(24,769)	(25,007)	(25,252)	(25,497)
Tangible equity (non-GAAP)	$123,714	$118,979	$119,805	$118,157	$115,549

Total assets (GAAP)	$1,736,100	$1,657,179	$1,728,865	$1,683,932	$1,643,226
Less: intangible assets	(24,543)	(24,769)	(25,007)	(25,252)	(25,497)
Tangible assets (non-GAAP)	$1,711,557	$1,632,410	$1,703,858	$1,658,680	$1,617,729

Total equity to total assets at end of period (GAAP)	8.54%	8.67%	8.38%	8.52%	8.58%
Book value per share (GAAP)	$30.93	$30.07	$30.37	$30.12	$29.64

Tangible equity to tangible assets at end of period (non-GAAP)	7.23%	7.29%	7.03%	7.12%	7.14%
Tangible book value per share (non-GAAP)	$25.81	$24.89	$25.13	$24.81	$24.28

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

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2017	2016	2016	2016	2016
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$146,642	$143,388	$144,631	$142,746	$140,864
Less: average intangible assets	(24,654)	(24,886)	(25,127)	(25,372)	(25,624)
Average tangible equity (non-GAAP)	$121,988	$118,502	$119,504	$117,374	$115,240

Return on average equity (GAAP)	8.24%	8.20%	7.55%	4.57%	7.73%
Return on average tangible equity (non-GAAP)	9.90%	9.92%	9.14%	5.55%	9.45%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
NON-GAAP NET INCOME
Reported net income (GAAP)	$2,979	$2,954	$2,745	$1,621	$2,707
Net (gains) losses on security transactions (net of tax)	—	(2)	(47)	—	(565)
Legal reserve (net of tax)	—	—	—	747	—
Non- GAAP net income	$2,979	$2,952	$2,698	$2,368	$2,142

Average basic and diluted shares outstanding	4,790	4,773	4,765	4,760	4,750

Reported basic and diluted earnings per share (GAAP)	$0.62	$0.62	$0.58	$0.34	$0.57
Reported return on average assets (GAAP)	0.71%	0.69%	0.65%	0.39%	0.67%
Reported return on average equity (GAAP)	8.24%	8.20%	7.55%	4.57%	7.73%

Non-GAAP basic and diluted earnings per share	$0.62	$0.62	$0.57	$0.50	$0.45
Non-GAAP return on average assets	0.71%	0.69%	0.64%	0.57%	0.53%
Non-GAAP return on average equity	8.24%	8.19%	7.42%	6.67%	6.12%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At March 31, 2017, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 12.78% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 7.80%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 6.85% and 11.86%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At March 31, 2017, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 11.46% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.91%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 4.92% and 7.43%, respectively.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15 of the Exchange, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2017.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/17-1/31/17	—	$—	—	121,906
2/1/17-2/28/17	—	—	—	121,906
3/1/17-3/31/17	—	—	—	121,906
Quarter ended 3/31/17	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended March 31, 2017, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to December 21, 2016 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on December 23, 2016).

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 3, 2017	By: /s/ Anders M. Tomson
Anders M. Tomson Chief Executive Officer (Principal Executive Officer)

DATED: May 3, 2017	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to December 21, 2016 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on December 23, 2016).

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