Form 10-Q
period 2017-06-30
CHEMUNG FINANCIAL CORP
filed 2017-08-02
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2017

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on August 1, 2017 was 4,737,840.

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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from financial institutions	$26,684	$28,205
Interest-bearing deposits in other financial institutions	37,862	45,957
Total cash and cash equivalents	64,546	74,162

Trading assets, at fair value	877	774

Securities available for sale, at estimated fair value	324,293	303,402
Securities held to maturity, estimated fair value of $5,117 at June 30, 2017 and $4,912 at December 31, 2016	4,928	4,705
FHLBNY and FRBNY Stock, at cost	3,764	4,041

Loans, net of deferred loan fees	1,252,647	1,200,290
Allowance for loan losses	(15,104)	(14,253)
Loans, net	1,237,543	1,186,037

Loans held for sale	386	412
Premises and equipment, net	27,836	28,923
Goodwill	21,824	21,824
Other intangible assets, net	2,506	2,945
Bank-owned life insurance	2,947	2,912
Accrued interest receivable and other assets	27,122	27,042

Total assets	$1,718,572	$1,657,179

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$436,017	$417,812
Interest-bearing	1,089,020	1,038,531
Total deposits	1,525,037	1,456,343

Securities sold under agreements to repurchase	11,937	27,606
FHLBNY term advances	9,038	9,093
Long term capital lease obligation	4,620	4,722
Dividends payable	1,231	1,225
Accrued interest payable and other liabilities	14,747	14,442
Total liabilities	1,566,610	1,513,431

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2017 and December 31, 2016	53	53
Additional paid-in capital	45,966	45,603
Retained earnings	127,585	124,111
Treasury stock, at cost; 574,015 shares at June 30, 2017 and 597,843 shares at December 31, 2016	(14,670)	(15,265)
Accumulated other comprehensive loss	(6,972)	(10,754)
Total shareholders' equity	151,962	143,748

Total liabilities and shareholders' equity	$1,718,572	$1,657,179

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$12,817	$12,321	$25,316	$24,567
Taxable securities	1,398	1,281	2,820	2,718
Tax exempt securities	276	240	514	494
Interest-bearing deposits	193	83	348	95
Total interest and dividend income	14,684	13,925	28,998	27,874
Interest expense:
Deposits	549	539	1,087	1,046
Securities sold under agreements to repurchase	95	211	288	422
Borrowed funds	90	207	179	413
Total interest expense	734	957	1,554	1,881
Net interest income	13,950	12,968	27,444	25,993
Provision for loan losses	421	388	1,461	983
Net interest income after provision for loan losses	13,529	12,580	25,983	25,010

Non-interest income:
WMG fee income	2,269	2,201	4,378	4,213
Service charges on deposit accounts	1,225	1,285	2,409	2,420
Interchange revenue from debit card transactions	964	939	1,884	1,832
Net gains on securities transactions	12	—	12	908
Net gains on sales of loans held for sale	53	97	122	158
Net gains (losses) on sales of other real estate owned	(9)	(11)	8	(16)
Income from bank-owned life insurance	18	18	35	36
Other	490	687	1,021	1,266
Total non-interest income	5,022	5,216	9,869	10,817

Non-interest expenses:
Salaries and wages	5,422	5,182	10,697	10,365
Pension and other employee benefits	1,207	1,646	2,425	3,321
Net occupancy expenses	1,702	1,878	3,308	3,784
Furniture and equipment expenses	781	829	1,462	1,601
Data processing expense	1,587	1,720	3,191	3,434
Professional services	417	575	717	916
Legal accruals and settlements	850	1,200	850	1,200
Amortization of intangible assets	213	245	439	503
Marketing and advertising expenses	118	325	367	547
Other real estate owned expenses	11	57	31	109
FDIC insurance	309	277	634	571
Loan expense	166	188	282	300
Other	1,549	1,448	2,974	2,927
Total non-interest expenses	14,332	15,570	27,377	29,578
Income before income tax expense	4,219	2,226	8,475	6,249
Income tax expense	1,263	605	2,540	1,921
Net income	$2,956	$1,621	5,935	$4,328

Weighted average shares outstanding	4,797	4,760	4,793	4,754
Basic and diluted earnings per share	$0.62	$0.34	$1.24	$0.91

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$2,956	$1,621	$5,935	$4,328
Other comprehensive income
Unrealized holding gains on securities available for sale	2,854	2,523	6,020	5,632
Reclassification adjustment for gains realized in net income	(12)	—	(12)	(908)
Net unrealized gains	2,842	2,523	6,008	4,724
Tax effect	1,078	952	2,267	1,782
Net of tax amount	1,764	1,571	3,741	2,942

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(23)	(110)	(45)
Reclassification adjustment for amortization of net actuarial loss	88	396	176	792
Total before tax effect	33	373	66	747
Tax effect	13	141	25	282
Net of tax amount	20	232	41	465

Total other comprehensive income	1,784	1,803	3,782	3,407

Comprehensive income	$4,740	$3,424	$9,717	$7,735

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2016	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
Net income	—	—	4,328	—	—	4,328
Other comprehensive income	—	—	—	—	3,407	3,407
Restricted stock awards	—	96	—	—	—	96
Restricted stock units for directors' deferred compensation plan	—	48	—	—	—	48
Cash dividends declared ($0.52 per share)	—	—	(2,441)	—	—	(2,441)
Distribution of 9,532 shares of treasury stock for directors' compensation	—	19	—	243	—	262
Distribution of 7,661 shares of treasury stock for employee compensation	—	15	—	195	—	210
Distribution of 3,740 shares of treasury stock for deferred directors’ compensation	—	(92)	—	95	—	3
Sale of 9,269 shares of treasury stock (a)	—	16	—	238	—	254
Balances at June 30, 2016	$53	$45,639	$120,860	$(15,608)	$(7,535)	$143,409

Balances at January 1, 2017	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
Net income	—	—	5,935	—	—	5,935
Other comprehensive income	—	—	—	—	3,782	3,782
Restricted stock awards	—	107	—	—	—	107
Restricted stock units for directors' deferred compensation plan	—	49	—	—	—	49
Cash dividends declared ($0.52 per share)	—	—	(2,461)	—	—	(2,461)
Distribution of 7,880 shares of treasury stock for directors' compensation	—	68	—	201	—	269
Distribution of 5,861 shares of treasury stock for employee compensation	—	50	—	150	—	200
Distribution of 2,438 shares of treasury stock for deferred directors’ compensation	—	(51)	—	62	—	11
Sale of 8,788 shares of treasury stock (a)	—	97	—	225	—	322
Forfeiture of 1,139 shares of restricted stock awards	—	43	—	(43)	—	—
Balances at June 30, 2017	$53	$45,966	$127,585	$(14,670)	$(6,972)	$151,962
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net income	$5,935	$4,328
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	439	503
Provision for loan losses	1,461	983
Losses on disposal of fixed assets	31	—
Depreciation and amortization of fixed assets	1,946	2,374
Amortization of premiums on securities, net	736	911
Gains on sales of loans held for sale, net	(122)	(158)
Proceeds from sales of loans held for sale	6,204	7,265
Loans originated and held for sale	(6,056)	(6,840)
Net gains on trading assets	(64)	(19)
Net gains on securities transactions	(12)	(908)
Net (gains) losses on sales of other real estate owned	(8)	16
Purchase of trading assets	(39)	(47)
Expense related to restricted stock units for directors' deferred compensation plan	49	48
Expense related to employee stock compensation	200	210
Expense related to employee restricted stock awards	107	96
Income from bank-owned life insurance	(35)	(36)
(Increase)/decrease in other assets and accrued interest receivable	(132)	1,923
(Increase)/decrease in accrued interest payable	(47)	4
Increase/(decrease) in other liabilities	(1,594)	793
Net cash provided by operating activities	8,999	11,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	1,075	15,422
Proceeds from maturities and principal collected on securities available for sale	24,624	34,302
Proceeds from maturities and principal collected on securities held to maturity	1,544	1,873
Purchases of securities available for sale	(41,306)	(460)
Purchases of securities held to maturity	(1,767)	(825)
Purchase of FHLBNY and FRBNY stock	(173)	(5,458)
Redemption of FHLBNY and FRBNY stock	450	5,764
Purchases of premises and equipment	(890)	(648)
Proceeds from sales of other real estate owned	176	1,463
Net increase in loans	(53,083)	(33,440)
Net cash (used in) provided by investing activities	(69,350)	17,993

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	79,997	75,049
Net decrease in time deposits	(11,303)	(7,424)
Net increase (decrease) in securities sold under agreements to repurchase	(15,669)	325
Net change in FHLBNY overnight advances, net	—	(13,900)
Repayments of FHLBNY long term advances	(55)	(55)
Payments made on capital lease	(102)	(86)
Sale of treasury stock	322	254
Cash dividends paid	(2,455)	(2,433)
Net cash provided by financing activities	50,735	51,730
Net increase (decrease) in cash and cash equivalents	(9,616)	81,169
Cash and cash equivalents, beginning of period	74,162	26,185
Cash and cash equivalents, end of period	$64,546	$107,354
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2017	2016
Cash paid for:
Interest	$1,601	$1,877
Income taxes	$4,050	$1,830
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$116	$342
Dividends declared, not yet paid	$1,231	$1,222
Distribution of treasury stock for directors' compensation	$269	$262
Distribution of treasury stock for deferred directors' compensation	$11	$3
Assets acquired through long term capital lease obligations	$—	$2,035

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unconsolidated financial statements should be read in conjunction with the Corporation's 2016 Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation intends to adopt the new guidance as of January 1, 2018 and believes the ASU will not have a material impact on its consolidated financial statements, as the Corporation's equity investment portfolio is less than $1.0 million as of June 30, 2017.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The objective of the ASU is to align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. The amendment requires that the premium be amortized to the earliest call date, but does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU is not expected to have a significant impact on the Corporation's consolidated financial statements.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,797 and 4,760 weighted average shares outstanding for the three-month periods ended June 30, 2017 and 2016, respectively. Earnings per share were computed by dividing net income by 4,793 and 4,754 weighted average shares outstanding for the six-month periods ended June 30, 2017 and 2016, respectively. There were no common stock equivalents during the three and six-month periods ended June 30, 2017 or 2016.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$16,245	$115	$—	$16,360
Mortgage-backed securities, residential	249,163	617	2,803	246,977
Obligations of states and political subdivisions	54,751	846	20	55,577
Corporate bonds and notes	248	4	—	252
SBA loan pools	4,612	4	5	4,611
Corporate stocks	265	251	—	516
Total	$325,284	$1,837	$2,828	$324,293

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,300	$155	$—	$17,455
Mortgage-backed securities, residential	253,156	202	7,492	245,866
Obligations of states and political subdivisions	38,843	209	312	38,740
Corporate bonds and notes	249	1	—	250
SBA loan pools	568	3	1	570
Corporate stocks	285	236	—	521
Total	$310,401	$806	$7,805	$303,402

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,048	$193	$—	$3,241
Time deposits with other financial institutions	1,880	—	4	1,876
Total	$4,928	$193	$4	$5,117

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,725	$206	$—	$3,931
Time deposits with other financial institutions	980	1	—	981
Total	$4,705	$207	$—	$4,912

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2017
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$9,604	$9,696	$1,531	$1,538
After one, but within five years	30,400	30,704	3,125	3,266
After five, but within ten years	29,868	30,398	272	313
After ten years	1,372	1,391	—	—
	71,244	72,189	4,928	5,117
Mortgage-backed securities, residential	249,163	246,977	—	—
SBA loan pools	4,612	4,611	—	—
Total	$325,019	$323,777	$4,928	$5,117

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended June 30, 2017 and 2016 are listed below (in thousands):

	2017	2016
Proceeds	$540	$—
Gross gains	12	—
Tax expense	4	—

The proceeds from sales and calls of securities resulting in gains or losses for the six months ended June 30, 2017 and 2016 are listed below (in thousands):

	2017	2016
Proceeds	$540	$15,422
Gross gains	12	908
Tax expense	4	343

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2017 and December 31, 2016 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$182,029	$2,803	$—	$—	$182,029	$2,803
Obligations of states and political subdivisions	3,872	20	—	—	3,872	20
SBA loan pools	1,988	5	—	—	1,988	5
Total temporarily impaired securities	$187,889	$2,828	$—	$—	$187,889	$2,828

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$233,843	$7,492	$—	$—	$233,843	$7,492
Obligations of states and political subdivisions	25,724	312	—	—	25,724	312
SBA loan pools	—	—	225	1	225	1
Total temporarily impaired securities	$259,567	$7,804	$225	$1	$259,792	$7,805

Other-Than-Temporary Impairment

As of June 30, 2017, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At June 30, 2017, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Commercial and agricultural:
Commercial and industrial	$188,930	$176,201
Agricultural	531	360
Commercial mortgages:
Construction	57,549	46,387
Commercial mortgages, other	547,165	522,269
Residential mortgages	200,629	198,493
Consumer loans:
Credit cards	1,403	1,476
Home equity lines and loans	97,273	98,590
Indirect consumer loans	142,791	139,572
Direct consumer loans	16,376	16,942
Total loans, net of deferred origination fees and costs	$1,252,647	$1,200,290
Interest receivable on loans	3,149	3,192
Total recorded investment in loans	$1,255,796	$1,203,482

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,650	$7,749	$1,512	$4,049	$14,960
Charge-offs	(2)	—	(48)	(397)	(447)
Recoveries	36	2	13	119	170
Net recoveries (charge-offs)	34	2	(35)	(278)	(277)
Provision	199	27	40	155	421
Ending balance	$1,883	$7,778	$1,517	$3,926	$15,104

	Three Months Ended June 30, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,795	$7,532	$1,482	$3,718	$14,527
Charge-offs	(9)	—	(58)	(272)	(339)
Recoveries	18	2	—	72	92
Net recoveries (charge-offs)	9	2	(58)	(200)	(247)
Provision	(33)	220	80	121	388
Ending balance	$1,771	$7,754	$1,504	$3,639	$14,668

	Six Months Ended June 30, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,589	$7,270	$1,523	$3,871	$14,253
Charge-offs:	(7)	—	(60)	(825)	(892)
Recoveries:	61	3	30	188	282
Net recoveries (charge-offs)	54	3	(30)	(637)	(610)
Provision	240	505	24	692	1,461
Ending balance	$1,883	$7,778	$1,517	$3,926	$15,104

	Six Months Ended June 30, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,831	$7,112	$1,464	$3,853	$14,260
Charge-offs:	(17)	—	(58)	(715)	(790)
Recoveries:	50	9	—	156	215
Net recoveries (charge-offs)	33	9	(58)	(559)	(575)
Provision	(93)	633	98	345	983
Ending balance	$1,771	$7,754	$1,504	$3,639	$14,668

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$84	$886	$—	$—	$970
Collectively evaluated for impairment	1,799	6,862	1,517	3,926	14,104
Loans acquired with deteriorated credit quality	—	30	—	—	30
Total ending allowance balance	$1,883	$7,778	$1,517	$3,926	$15,104

	December 31, 2016
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$735	$—	$141	$876
Collectively evaluated for impairment	1,589	6,476	1,498	3,730	13,293
Loans acquired with deteriorated credit quality	—	59	25	—	84
Total ending allowance balance	$1,589	$7,270	$1,523	$3,871	$14,253

	June 30, 2017
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$772	$11,823	$443	$70	$13,108
Loans collectively evaluated for impairment	189,167	593,413	200,674	258,428	1,241,682
Loans acquired with deteriorated credit quality	—	1,006	—	—	1,006
Total ending loans balance	$189,939	$606,242	$201,117	$258,498	$1,255,796

	December 31, 2016
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$693	$10,382	$396	$455	$11,926
Loans collectively evaluated for impairment	176,334	558,451	198,474	256,879	1,190,138
Loans acquired with deteriorated credit quality	—	1,323	95	—	1,418
Total ending loans balance	$177,027	$570,156	$198,965	$257,334	$1,203,482

The following table presents loans individually evaluated for impairment recognized by class of loans as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$602	$604	$—	$690	$693	$—
Commercial mortgages:
Construction	1,550	1,551	—	277	278	—
Commercial mortgages, other	5,641	5,615	—	8,792	7,857	—
Residential mortgages	466	443	—	395	396	—
Consumer loans:
Home equity lines and loans	69	70	—	93	95	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	168	168	84	—	—	—
Commercial mortgages:
Commercial mortgages, other	5,595	4,657	886	2,245	2,247	735
Consumer loans:
Home equity lines and loans	—	—	—	360	360	141
Total	$14,091	$13,108	$970	$12,852	$11,926	$876

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of the three and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$626	$8	$1,048	$12	$649	$17	$1,195	$25
Commercial mortgages:
Construction	1,555	3	340	3	1,130	6	343	7
Commercial mortgages, other	5,879	32	6,733	59	6,538	90	7,014	121
Residential mortgages	417	2	399	1	410	4	344	1
Consumer loans:
Home equity lines & loans	71	1	104	1	79	1	105	3
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	84	1	4	—	56	1	6	—
Commercial mortgages:
Commercial mortgages, other	4,461	4	4,942	1	3,723	7	4,910	3
Consumer loans:
Home equity lines and loans	180	—	362	—	240	—	363	—
Total	$13,273	$51	$13,932	$77	$12,825	$126	$14,280	$160
(1)Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of June 30, 2017 and December 31, 2016 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial and agricultural:
Commercial and industrial	$—	$—	$9	$2
Commercial mortgages:
Construction	1,307	19	—	—
Commercial mortgages, other	8,752	5,454	—	—
Residential mortgages	3,278	4,201	—	—
Consumer loans:
Credit cards	—	—	27	11
Home equity lines and loans	1,181	1,670	—	—
Indirect consumer loans	673	654	—	—
Direct consumer loans	17	45	—	—
Total	$15,208	$12,043	$36	$13

The following tables present the aging of the recorded investment in loans as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$6	$16	$9	$31	$—	$189,376	$189,407
Agricultural	—	—	—	—	—	532	532
Commercial mortgages:
Construction	—	—	1,288	1,288	—	56,406	57,694
Commercial mortgages, other	493	3,208	2,547	6,248	1,006	541,294	548,548
Residential mortgages	1,373	485	1,766	3,624	—	197,493	201,117
Consumer loans:
Credit cards	6	13	27	46	—	1,357	1,403
Home equity lines and loans	257	98	760	1,115	—	96,409	97,524
Indirect consumer loans	1,616	165	384	2,165	—	140,967	143,132
Direct consumer loans	51	3	—	54	—	16,385	16,439
Total	$3,802	$3,988	$6,781	$14,571	$1,006	$1,240,219	$1,255,796

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$160	$7	$2	$169	$—	$176,497	$176,666
Agricultural	—	—	—	—	—	361	361
Commercial mortgages:
Construction	—	1,177	—	1,177	—	45,333	46,510
Commercial mortgages, other	652	4,460	2,412	7,524	1,323	514,799	523,646
Residential mortgages	2,100	436	2,383	4,919	95	193,951	198,965
Consumer loans:
Credit cards	3	9	11	23	—	1,453	1,476
Home equity lines and loans	227	—	1,149	1,376	—	97,477	98,853
Indirect consumer loans	1,773	287	542	2,602	—	137,391	139,993
Direct consumer loans	54	7	22	83	—	16,929	17,012
Total	$4,969	$6,383	$6,521	$17,873	$1,418	$1,184,191	$1,203,482

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

As of June 30, 2017 and December 31, 2016, the Corporation has a recorded investment in TDRs of $10.0 million and $10.2 million, respectively.  There were specific reserves of $0.9 million allocated for TDRs at both June 30, 2017 and December 31, 2016.  As of June 30, 2017, TDRs totaling $2.8 million were accruing interest under the modified terms and $7.2 million were on non-accrual status.  As of December 31, 2016, TDRs totaling $5.8 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  The Corporation had committed no additional amounts as of both June 30, 2017 and December 31, 2016, to customers with outstanding loans that are classified as TDRs.

During the three-month periods ended June 30, 2017 and 2016, the terms of certain loans were modified as TDRs. The modification of the terms of two commercial & industrial term loans and one commercial line of credit during the three months ended June 30, 2017 included consolidating the loans into one commercial & industrial loan, extending the maturity date by approximately two years and lowering the monthly payment. An additional piece of equipment was taken as collateral but was not considered to be of greater value than the concessions given. The modification of the terms of a residential mortgage loan during the three months ended June 30, 2017 included an extension of the maturity date by approximately five years and a postponement of the scheduled amortized past due payments to the end of the loan.

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

During the six months ended June 30, 2017 and 2016, the terms of certain loans were modified as TDRs. In addition to the modifications noted above, the modification of the terms of a commercial mortgage loan during the six months ended June 30, 2017 included a reduction of the scheduled amortized payments of the loan for greater than a three month period.

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

The following table presents loans by class modified as TDRs that occurred during the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

June 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	3	$171	$171
Residential mortgages	1	105	105
Total	4	$276	$276

June 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	5	$312	$310
Residential mortgages	1	174	182
Consumer loans:
Home equity lines and loans	1	74	74
Total	7	$560	$566

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in no charge-offs during the three month period ended June 30, 2017. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three months ended June 30, 2016.

The following tables presents loans by class modified as TDRs that occurred during the six months ended June 30, 2017 and 2016 (dollars in thousands):

June 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	3	$171	$171
Commercial mortgages:
Commercial mortgages	1	166	166
Residential mortgages	1	105	105
Total	5	$442	$442

June 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	5	$312	$310
Residential mortgages	2	295	307
Consumer loans:
Home equity lines and loans	1	74	74
Total	8	$681	$691

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in no charge-offs during the six months ended June 30, 2017. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and six month periods ended June 30, 2017.

There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three months ended June 30, 2016. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the six months ended June 30, 2016:

	Number of Loans	Recorded Investment
Commercial mortgages:
Commercial mortgages, other	2	$2,120
Total	2	$2,120

The TDRs that subsequently defaulted described above did not increase the allowance for loan losses and resulted in no charge offs during the three and six-month periods ended June 30, 2016.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of June 30, 2017 and December 31, 2016, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	June 30, 2017
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$182,211	$5,321	$1,875	$—	$—	$189,407
Agricultural	—	532	—		—	—	532
Commercial mortgages:
Construction	—	56,388	—	1,306	—	—	57,694
Commercial mortgages	—	522,740	8,058	15,325	1,419	1,006	548,548
Residential mortgages	197,839	—	—	3,278	—	—	201,117
Consumer loans:
Credit cards	1,403	—	—	—	—	—	1,403
Home equity lines and loans	96,343	—	—	1,181	—	—	97,524
Indirect consumer loans	142,459	—	—	673	—	—	143,132
Direct consumer loans	16,422	—	—	17	—	—	16,439
Total	$454,466	$761,871	$13,379	$23,655	$1,419	$1,006	$1,255,796

	December 31, 2016
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$172,873	$2,277	$1,516	$—	$—	$176,666
Agricultural	—	361	—	—	—	—	361
Commercial mortgages:
Construction	—	45,055	259	1,196	—	—	46,510
Commercial mortgages	—	496,723	8,574	15,566	1,460	1,323	523,646
Residential mortgages	194,669	—	—	4,201	—	95	198,965
Consumer loans:
Credit cards	1,476	—	—	—	—	—	1,476
Home equity lines and loans	97,183	—	—	1,670	—	—	98,853
Indirect consumer loans	139,339	—	—	654	—	—	139,993
Direct consumer loans	16,967	—	—	45	—	—	17,012
Total	$449,634	$715,012	$11,110	$24,848	$1,460	$1,418	$1,203,482

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$197,839	$1,403	$96,343	$142,459	$16,422
Non-Performing	3,278	—	1,181	673	17
	$201,117	$1,403	$97,524	$143,132	$16,439

	December 31, 2016
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$194,764	$1,476	$97,183	$139,339	$16,967
Non-Performing	4,201	—	1,670	654	45
	$198,965	$1,476	$98,853	$139,993	$17,012

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from April 1, 2017 to June 30, 2017 and April 1, 2016 to June 30, 2016 (in thousands):

Three Months Ended June 30, 2017	Balance at March 31, 2017	Income Accretion	All Other Adjustments	Balance at June 30, 2017
Contractually required principal and interest	$1,877	$—	$(710)	$1,167
Contractual cash flows not expected to be collected (nonaccretable discount)	(352)	—	319	(33)
Cash flows expected to be collected	1,525	—	(391)	1,134
Interest component of expected cash flows (accretable yield)	(155)	25	2	(128)
Fair value of loans acquired with deteriorating credit quality	$1,370	$25	$(389)	$1,006

Three Months Ended June 30, 2016	Balance at March 31, 2016	Income Accretion	All Other Adjustments	Balance at June 30, 2016
Contractually required principal and interest	$2,858	$—	$(366)	$2,492
Contractual cash flows not expected to be collected (nonaccretable discount)	(505)	—	131	(374)
Cash flows expected to be collected	2,353	—	(235)	2,118
Interest component of expected cash flows (accretable yield)	(275)	33	(1)	(243)
Fair value of loans acquired with deteriorating credit quality	$2,078	$33	$(236)	$1,875

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $54 thousand and $15 thousand during the three months ended June 30, 2017 and 2016, respectively. The Corporation reversed $29 thousand of the allowance for loan losses during the three months ended June 30, 2017. The Corporation did not reverse any allowance for loan losses during the three months ended June 30, 2016.

The tables below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2017 to June 30, 2017 and January 1, 2016 to June 30, 2016 (in thousands):

Six Months Ended June 30, 2017	Balance at December 31, 2016	Income Accretion	All Other Adjustments	Balance at June 30, 2017
Contractually required principal and interest	$1,940	$—	$(773)	$1,167
Contractual cash flows not expected to be collected (nonaccretable discount)	(352)	—	319	(33)
Cash flows expected to be collected	1,588	—	(454)	1,134
Interest component of expected cash flows (accretable yield)	(170)	40	2	(128)
Fair value of loans acquired with deteriorating credit quality	$1,418	$40	$(452)	$1,006

Six Months Ended June 30, 2016	Balance at December 31, 2015	Income Accretion	All Other Adjustments	Balance at June 30, 2016
Contractually required principal and interest	$2,912	$—	$(420)	$2,492
Contractual cash flows not expected to be collected (nonaccretable discount)	(506)	—	132	(374)
Cash flows expected to be collected	2,406	—	(288)	2,118
Interest component of expected cash flows (accretable yield)	(311)	70	(2)	(243)
Fair value of loans acquired with deteriorating credit quality	$2,095	$70	$(290)	$1,875

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $54 thousand and $15 thousand during the six months ended June 30, 2017 and 2016, respectively. The Corporation reversed $29 thousand of the allowance for losses during the six months ended June 30, 2017. The Corporation did not reverse any allowance for loan losses during the six months ended June 30, 2016.

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

The fair values of credit risk participations are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$16,360	$—	$16,360	$—
Mortgage-backed securities, residential	246,977	—	246,977	—
Obligations of states and political subdivisions	55,577	—	55,577	—
Corporate bonds and notes	252	—	—	252
SBA loan pools	4,611	—	4,611	—
Corporate stocks	516	184	332	—
Total available for sale securities	$324,293	$184	$323,857	$252

Trading assets	$877	$877	$—	$—
Derivative assets	625	—	625	—

Financial Liabilities:
Derivative liabilities	$696	$—	$625	$71

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,455	$—	$17,455	$—
Mortgage-backed securities, residential	245,866	—	245,866	—
Obligations of states and political subdivisions	38,740	—	38,740	—
Corporate bonds and notes	250	—	—	250
SBA loan pools	570	—	570	—
Corporate stocks	521	170	351	—
Total available for sale securities	$303,402	$170	$302,982	$250

Trading assets	$774	$774	$—	$—
Derivative assets	693	—	693	—

Financial Liabilities:
Derivative liabilities	$761	$—	$693	$68

There were no transfers between Level 1 and Level 2 during the three and six-month periods ended June 30, 2017. During the year ended December 31, 2016, the Corporation transferred corporate stocks with a fair market value of $158 thousand at the date of transfer (and $103 thousand at December 31, 2016) from Level 2 to Level 1 due to the corporation's stock becoming publicly listed.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended June 30, 2017 and June 30, 2016 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance of recurring Level 3 assets at April 1	$251	$252	$(65)	$(84)
Derivative instruments entered into	—	—	—	(23)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(6)	(13)
Included in other comprehensive income	1	4	—	—
Transfers into Level 3	—	—	—	—
Balance of recurring Level 3 assets at June 30	$252	$256	$(71)	$(120)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2017 and June 30, 2016 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance of recurring Level 3 assets at January 1	$250	$248	$(68)	$(48)
Derivative instruments entered into	—	—	—	(25)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(3)	(47)
Included in other comprehensive income	2	8	—	—
Transfers into Level 3	—	—	—	—
Balance of recurring Level 3 assets at June 30	$252	$256	$(71)	$(120)

The following table presents information related to Level 3 recurring fair value measurements at June 30, 2017 and December 31, 2016 (in thousands):

Description	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2017
Corporate bonds and notes	$252	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$71	Historical trend	Credit default rate	5.07% - 5.07% [5.07%]

Description	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Corporate bonds and notes	$250	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$68	Historical trend	Credit default rate	4.92% - 4.92% [4.92%]

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$84	$—	$—	$84
Commercial mortgages:
Commercial mortgages, other	2,911	—	—	2,911
Total impaired loans	$2,995	$—	$—	$2,995
Other real estate owned:
Residential mortgages	$138	$—	$—	$138
Consumer loans:
Home equity lines and loans	8	—	8	—
Total other real estate owned, net	$146	$—	$8	$138

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages, other	$2,631	$—	$—	$2,631
Consumer loans:
Home equity lines and loans	219	—	—	219
Total impaired loans	$2,850	$—	$—	$2,850
Other real estate owned:
Residential mortgages	$344	$—	$—	$344
Total other real estate owned, net	$344	$—	$—	$344

The following tables presents information related to Level 3 non-recurring fair value measurement at June 30, 2017 and December 31, 2016 (in thousands):

Description	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2017
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$84	Sales comparison	Discount to appraised value	36.07%-36.07% [36.07%]

Commercial mortgages:
Commercial mortgages, other	316	Sales comparison	Discount to appraised value	13.58% - 42.95% [24.90%]
	2,595	Income approach	Capitalization Rate	9.00% - 10.00% [9.52%]
	$2,995

OREO:
Residential mortgages	$138	Sales comparison	Discount to appraised value	17.28% - 36.37% [23.12%]
	$138

Description	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Impaired loans:
Commercial mortgages:
Commercial mortgages, other	$2,631	Income approach	Capitalization Rate	9.00% - 10.00% [9.52%]
Consumer loans:
Home equity lines and loans	219	Sales comparison	Discount to appraised value	22.98% - 22.98% [22.98%]
	$2,850

OREO:
Residential mortgages	$344	Sales comparison	Discount to appraised value	20.80% - 48.17% [30.50%]
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

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2017 and December 31, 2016, are as follows (in thousands):

	June 30, 2017
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$26,684	$26,684	$—	$—	$26,684
Interest-bearing deposits in other financial institutions	37,862	37,862	—	—	37,862
Trading assets	877	877	—	—	877
Securities available for sale	324,293	184	323,857	252	324,293
Securities held to maturity	4,928	—	1,876	3,241	5,117
FHLBNY and FRBNY stock	3,764	—	—	—	N/A
Loans, net	1,237,543	—	—	1,242,298	1,242,298
Loans held for sale	386	—	386	—	386
Accrued interest receivable	3,998	8	825	3,165	3,998
Derivative assets	625	—	625	—	625

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,392,234	$1,392,234	$—	$—	$1,392,234
Time deposits	132,803	—	133,091	—	133,091
Securities sold under agreements to repurchase	11,937	—	12,092	—	12,092
FHLBNY term advances	9,038	—	9,088	—	9,088
Accrued interest payable	163	19	144	—	163
Derivative liabilities	696	—	625	71	696
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

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended June 30, 2017 and 2016 were as follows (in thousands):

	2017	2016
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2017 and December 31, 2016 (in thousands):

	At June 30, 2017		At December 31, 2016
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$4,952	$5,975	$4,689
Other customer relationship intangibles	5,633	4,150	5,633	3,974
Total	$11,608	$9,102	$11,608	$8,663

Aggregate amortization expense was $0.2 million for both of the three month periods ended June 30, 2017 and 2016. Aggregate amortization expense was $0.4 million and $0.5 million for the six month periods ended June 30, 2017 and 2016, respectively.

The remaining estimated aggregate amortization expense at June 30, 2017 is listed below (in thousands):

Year	Estimated Expense
2017	$421
2018	734
2019	609
2020	484
2021	258
Total	$2,506

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Mortgage-backed securities, residential	$7,862	$13,089	$—	$—	$20,951
Excess collateral held	(5,925)	(3,089)	—	—	(9,014)
Gross amount of recognized liabilities for repurchase agreements	$1,937	$10,000	$—	$—	$11,937

	December 31, 2016
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$1,276	$—	$—	$1,276
Mortgage-backed securities, residential	13,092	9,664	14,244	—	37,000
Total	13,092	10,940	14,244	—	38,276
Excess collateral held	(5,486)	(940)	(4,244)	—	(10,670)
Gross amount of recognized liabilities for repurchase agreements	$7,606	$10,000	$10,000	$—	$27,606

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

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2017	$(2,379)	$(6,377)	$(8,756)
Other comprehensive income before reclassification	1,772	—	1,772
Amounts reclassified from accumulated other comprehensive income	(8)	20	12
Net current period other comprehensive income	1,764	20	1,784
Balance at June 30, 2017	$(615)	$(6,357)	$(6,972)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2016	$1,581	$(10,919)	$(9,338)
Other comprehensive loss before reclassification	1,571	—	1,571
Amounts reclassified from accumulated other comprehensive income	—	232	232
Net current period other comprehensive income	1,571	232	1,803
Balance at June 30, 2016	$3,152	$(10,687)	$(7,535)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2017	$(4,356)	$(6,398)	$(10,754)
Other comprehensive income before reclassification	3,749	—	3,749
Amounts reclassified from accumulated other comprehensive income	(8)	41	33
Net current period other comprehensive gain	3,741	41	3,782
Balance at June 30, 2017	$(615)	$(6,357)	$(6,972)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2016	$210	$(11,152)	$(10,942)
Other comprehensive income before reclassification	3,507	—	3,507
Amounts reclassified from accumulated other comprehensive income	(565)	465	(100)
Net current period other comprehensive gain (loss)	2,942	465	3,407
Balance at June 30, 2016	$3,152	$(10,687)	$(7,535)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2017	2016
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(12)	$—	Net gains (losses) on securities transactions
Tax effect	4	—	Income tax expense
Net of tax	(8)	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(55)	(23)	Pension and other employee benefits
Actuarial losses (a)	88	396	Pension and other employee benefits
Tax effect	(13)	(141)	Income tax expense
Net of tax	20	232
Total reclassification for the period, net of tax	$12	$232
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 10 for additional information).

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2017	2016
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(12)	$(908)	Net gains (losses) on securities transactions
Tax effect	4	343	Income tax expense
Net of tax	(8)	(565)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(110)	(45)	Pension and other employee benefits
Actuarial losses (a)	176	792	Pension and other employee benefits
Tax effect	(25)	(282)	Income tax expense
Net of tax	41	465
Total reclassification for the period, net of tax	$33	$(100)
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$32,569	$29,701	$38,246	$33,189
Unused lines of credit	1,233	202,917	610	208,124
Standby letters of credit	—	14,574	—	14,241

On March 23, 2016, the Bank received a summons and complaint for an action brought in the State of New York Supreme Court for the County of Tompkins, regarding its lease of 202 East State Street, Ithaca, NY. The owner of the leased premises has alleged that the Bank has breached its contract and is requesting a judgment declaring that the term of the lease runs through December 31, 2025 or a judgment in his favor in the amount of $4.0 million. On July 25, 2016, the Corporation received Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins, against the Bank. The Court granted, in part, partial summary judgment in favor of the plaintiff - on the issue of liability only- for anticipatory breach and breach of contract. The fraud claims were dismissed, and summary judgment was denied on the plaintiff’s trespass claims. The Court set the matter down for an inquest on damages at a later date, with the original claim by the plaintiff seeking $4.0 million in damages. The Corporation established a legal reserve of $1.2 million in connection with this case during the second quarter of 2016.

Subsequent to an appeal to the court determination, which was perfected in the Appellate Division, Third Department of State Supreme Court, on June 29, 2017, the Bank received Notice of Entry of the decision and Order of the New York Appellate Division, Third Department, in the matter. The Court affirmed the lower court’s decision in favor of the plaintiff with damages to be determined at a later proceeding.  The Bank established an additional legal reserve in the amount of $850 thousand, in connection with this case, during the second quarter of 2017. The Bank’s total reserve with respect to this matter now stands at $2.3 million, including $0.2 million accrued for related expenses not yet paid.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$298	$—	$594
Interest cost on projected benefit obligation	403	470	806	940
Expected return on plan assets	(785)	(756)	(1,570)	(1,511)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	2	—	4
Amortization of unrecognized net loss	58	383	116	767
Net periodic pension cost (benefit)	$(324)	$397	$(648)	$794

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$10	$—	$21
Interest cost on projected benefit obligation	12	13	24	26
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	1	7	2	13
Net periodic supplemental pension cost	$13	$30	$26	$60

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$12	$—	$24
Interest cost on projected benefit obligation	4	18	8	35
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(25)	(110)	(49)
Amortization of unrecognized net loss	29	6	58	12
Net periodic postretirement, medical and life cost (benefit)	$(22)	$11	$(44)	$22

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

	Three months ended June 30, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$14,680	$—	$4	$14,684
Interest expense	734	—	—	734
Net interest income	13,946	—	4	13,950
Provision for loan losses	421	—	—	421
Net interest income after provision for loan losses	13,525	—	4	13,529
Other non-interest income	2,634	2,269	119	5,022
Legal accruals and settlements	850	—	—	850
Other non-interest expenses	11,700	1,467	315	13,482
Income (loss) before income tax expense (benefit)	3,609	802	(192)	4,219
Income tax expense (benefit)	1,018	304	(59)	1,263
Segment net income (loss)	$2,591	$498	$(133)	$2,956

	Three months ended June 30, 2016
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$13,922	$—	$3	$13,925
Interest expense	957	—	—	957
Net interest income	12,965	—	3	12,968
Provision for loan losses	388	—	—	388
Net interest income after provision for loan losses	12,577	—	3	12,580
Other non-interest income	2,860	2,201	155	5,216
Legal accruals and settlements	1,200	—	—	1,200
Other non-interest expenses	12,465	1,569	336	14,370
Income (loss) before income tax expense (benefit)	1,772	632	(178)	2,226
Income tax expense (benefit)	447	239	(81)	605
Segment net income (loss)	$1,325	$393	$(97)	$1,621

	Six months ended June 30, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$28,991	$—	$7	$28,998
Interest expense	1,554	—	—	1,554
Net interest income	27,437	—	7	27,444
Provision for loan losses	1,461	—	—	1,461
Net interest income after provision for loan losses	25,976	—	7	25,983
Other non-interest income	5,239	4,378	252	9,869
Legal settlements	850	—	—	850
Other non-interest expenses	23,144	2,772	611	26,527
Income (loss) before income tax expense (benefit)	7,221	1,606	(352)	8,475
Income tax expense (benefit)	2,066	609	(135)	2,540
Segment net income (loss)	$5,155	$997	$(217)	$5,935

Segment assets	$1,706,266	$4,863	$7,443	$1,718,572

	Six months ended June 30, 2016
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$27,871	$—	$3	$27,874
Interest expense	1,881	—	—	1,881
Net interest income	25,990	—	3	25,993
Provision for loan losses	983	—	—	983
Net interest income after provision for loan losses	25,007	—	3	25,010
Other non-interest income	6,276	4,213	328	10,817
Legal accruals and settlements	1,200	—	—	1,200
Other non-interest expenses	24,717	2,958	703	28,378
Income (loss) before income tax expense (benefit)	5,366	1,255	(372)	6,249
Income tax expense (benefit)	1,617	474	(170)	1,921
Segment net income	$3,749	$781	$(202)	$4,328

Segment assets	$1,676,475	$4,539	$2,918	$1,683,932

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

During January 2017 and 2016, 7,880 and 9,532 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $75 thousand and $65 thousand related to this compensation was recognized during the three-month periods ended June 30, 2017 and 2016, respectively. An expense of $154 thousand and $135 thousand related to this compensation was recognized during the six month periods ended June 30, 2017 and 2016, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended June 30, 2017 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2017	22,240	$29.96
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Nonvested at June 30, 2017	22,240	$29.96

A summary of restricted stock activity for the six month period ended June 30, 2017 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2017	23,794	$29.90
Granted	—	—
Vested	(415)	26.59
Forfeited or cancelled	(1,139)	29.97
Nonvested at June 30, 2017	22,240	$29.96

As of June 30, 2017, there was $555 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.39 years.  The total fair value of shares vested was $16 thousand and $11 thousand for the six month periods ended June 30, 2017 and 2016, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the six months ended June 30, 2017 and 2016.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2016 Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and Part I, Item 1A, Risk Factors, on pages 17–22 of the Corporation’s 2016 Annual Report.  For a discussion of use of non-GAAP financial measures, see pages 60–63 of the Corporation's 2016 Annual Report or pages 68-71 in this Form 10-Q.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2017	2017	2016	2016	2016	2017	2016
RESULTS OF OPERATIONS
Interest income	$14,684	$14,314	$14,269	$14,025	$13,925	$28,998	$27,874
Interest expense	734	820	973	985	957	1,554	1,881
Net interest income	13,950	13,494	13,296	13,040	12,968	27,444	25,993
Provision for loan losses	421	1,040	404	1,050	388	1,461	983
Net interest income after provision for loan losses	13,529	12,454	12,892	11,990	12,580	25,983	25,010
Non-interest income	5,022	4,847	4,897	5,435	5,216	9,869	10,817
Non-interest expense	14,332	13,045	13,561	13,471	15,570	27,377	29,578
Income before income tax expense	4,219	4,256	4,228	3,954	2,226	8,475	6,249
Income tax expense	1,263	1,277	1,274	1,209	605	2,540	1,921
Net income	$2,956	$2,979	$2,954	$2,745	$1,621	$5,935	$4,328

Basic and diluted earnings per share	$0.62	$0.62	$0.62	$0.58	$0.34	$1.24	$0.91
Average basic and diluted shares outstanding	4,797	4,790	4,773	4,765	4,760	4,793	4,754

PERFORMANCE RATIOS
Return on average assets	0.69%	0.71%	0.69%	0.65%	0.39%	0.70%	0.53%
Return on average equity	7.90%	8.24%	8.20%	7.55%	4.57%	8.06%	6.14%
Return on average tangible equity (a)	9.43%	9.90%	9.92%	9.14%	5.55%	9.66%	7.48%
Efficiency ratio (a) (b)	69.28%	69.25%	72.63%	71.28%	77.00%	69.27%	76.95%
Non-interest expense to average assets	3.34%	3.12%	3.18%	3.20%	3.75%	3.23%	3.61%
Loans to deposits	82.14%	79.93%	82.42%	80.62%	81.83%	82.14%	81.83%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.18%	4.19%	4.16%	4.16%	4.17%	4.18%	4.19%
Yield on investments	2.01%	2.00%	1.75%	1.73%	1.81%	2.01%	1.94%
Yield on interest-earning assets	3.65%	3.66%	3.57%	3.58%	3.60%	3.65%	3.66%
Cost of interest-bearing deposits	0.20%	0.20%	0.21%	0.21%	0.21%	0.20%	0.20%
Cost of borrowings	2.82%	3.04%	3.13%	3.15%	3.16%	2.94%	2.89%
Cost of interest-bearing liabilities	0.26%	0.30%	0.35%	0.36%	0.35%	0.28%	0.35%
Interest rate spread	3.39%	3.36%	3.22%	3.22%	3.25%	3.37%	3.31%
Net interest margin, fully taxable equivalent	3.47%	3.45%	3.33%	3.33%	3.36%	3.46%	3.41%

CAPITAL
Total equity to total assets at end of period	8.84%	8.54%	8.67%	8.38%	8.52%	8.84%	8.52%
Tangible equity to tangible assets at end of period (a)	7.53%	7.23%	7.29%	7.03%	7.12%	7.53%	7.12%

Book value per share	$31.67	$30.93	$30.07	$30.37	$30.12	$31.67	$30.12
Tangible book value per share	26.60	25.81	24.89	25.13	24.81	26.60	24.81
Period-end market value per share	40.88	39.50	36.35	28.99	29.35	40.88	29.35
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.52	0.52

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,237,189	$1,215,445	$1,210,922	$1,199,367	$1,192,786	$1,226,377	$1,183,919
Earning assets	1,634,955	1,605,460	1,607,287	1,577,348	1,573,306	1,620,290	1,550,481
Total assets	1,723,664	1,694,199	1,699,059	1,674,492	1,669,654	1,709,014	1,647,121
Deposits	1,532,819	1,495,724	1,483,348	1,456,622	1,457,173	1,514,374	1,430,840
Total equity	150,155	146,642	143,388	144,631	142,746	148,408	141,795
Tangible equity (a)	125,720	121,988	118,502	119,504	117,374	123,864	116,297

ASSET QUALITY
Net charge-offs	$277	$333	$1,476	$393	$247	$610	$575
Non-performing loans (d)	15,208	12,914	12,043	12,903	12,429	15,208	12,429

Non-performing assets (e)	15,545	13,251	12,431	13,270	12,822	15,545	12,822
Allowance for loan losses	15,104	14,960	14,253	15,325	14,668	15,104	14,668

Annualized net charge-offs to average loans	0.09%	0.11%	0.48%	0.13%	0.08%	0.10%	0.10%
Non-performing loans to total loans	1.21%	1.05%	1.00%	1.06%	1.03%	1.21%	1.03%
Non-performing assets to total assets	0.90%	0.76%	0.75%	0.77%	0.76%	0.90%	0.76%
Allowance for loan losses to total loans	1.21%	1.21%	1.19%	1.26%	1.22%	1.21%	1.22%
Allowance for loan losses to non-performing loans	99.32%	115.84%	118.35%	118.77%	118.01%	99.32%	118.01%

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures, because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 68-71 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,
	2017	2016	Change	Percentage Change
Net interest income	$13,950	$12,968	$982	7.6%
Non-interest income	5,022	5,216	(194)	(3.7)%
Non-interest expenses	14,332	15,570	(1,238)	(8.0)%
Pre-provision income	4,640	2,614	2,026	77.5%
Provision for loan losses	421	388	33	8.5%
Income tax expense	1,263	605	658	108.8%
Net income	$2,956	$1,621	$1,335	82.4%

Basic and diluted earnings per share	$0.62	$0.34	$0.28	82.4%

Selected financial ratios:
Return on average assets	0.69%	0.39%
Return on average equity	7.90%	4.57%
Net interest margin, fully taxable equivalent	3.47%	3.36%
Efficiency ratio	69.28%	77.00%
Non-interest expenses to average assets	3.34%	3.75%

Net income for the second quarter of 2017 was $3.0 million, or $0.62 per share, compared with a net income of $1.6 million, or $0.34 per share, for the same period in the prior year.  Return on equity for the quarter was 7.90%, compared with 4.57% for the prior year quarter.  The increase in net income was driven by an increase in net interest income and a reduction in non-interest expenses, offset by a decrease in non-interest income and increases in the provision for loan losses and income tax expense.

Net interest income
Net interest income increased $1.0 million, or 7.6%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio, taxable securities, and interest-bearing deposits and decreases in interest expense on securities sold under agreements to repurchase and borrowed funds.

Non-interest income
Non-interest income decreased $0.2 million, or 3.7%, compared to the same period in the prior year.  The decrease was due primarily to a decrease in other non-interest income.

Non-interest expenses
Non-interest expenses decreased $1.2 million, or 8.0%, compared to the prior year quarter.  The decrease was due primarily to decreases in pension and other employee benefits, net occupancy expenses, data processing expenses, professional services, legal accruals and settlements, and marketing and advertising expenses, offset by increases in salaries and wages and other non-interest expenses. For the three months ended June 30, 2017, non-interest expenses to average assets was 3.34%, compared with 3.75% for the same period in the prior year.

Provision for loan losses
The provision for loan losses slightly increased, compared to the same period in the prior year.  Net charge-offs also were also slightly higher, compared with the same period in the prior year.

Income tax expense
Income tax expensed increased $0.7 million, or 108.8%, compared to the prior year quarter. The increase was due primarily to higher income before income tax expense, offset by an increase in the income generated by CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Six Months Ended June 30,
	2017	2016	Change	Percentage Change
Net interest income	$27,444	$25,993	$1,451	5.6%
Non-interest income	9,869	10,817	(948)	(8.8)%
Non-interest expense	27,377	29,578	(2,201)	(7.4)%
Pre-provision income	9,936	7,232	2,704	37.4%
Provision for loan losses	1,461	983	478	48.6%
Income tax expense	2,540	1,921	619	32.2%
Net income	$5,935	$4,328	$1,607	37.1%

Basic and diluted earnings per share	$1.24	$0.91	$0.33	36.3%

Selected financial ratios:
Return on average assets	0.70%	0.53%
Return on average equity	8.06%	6.14%
Net interest margin, fully taxable equivalent	3.46%	3.41%
Efficiency ratio	69.27%	76.95%
Non-interest expense to average assets	3.23%	3.61%

Net income for the six months ended June 30, 2017 was $5.9 million, or $1.24 per share, compared with a net income of $4.3 million, or $0.91 per share, for the same period in the prior year.  Return on equity for the six months ended June 30, 2017 was 8.06%, compared with 6.14% for the same period in the prior year.  The increase in net income from the prior year was driven by an increase in net interest income and a decrease in non-interest expense, offset by a decrease in non-interest income and increases in the provision for loan losses and income tax expense.

Net interest income
Net interest income increased $1.5 million, or 5.6%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio and interest-bearing deposits and decreases in interest expense on securities sold under agreements to repurchase and borrowed funds.

Non-interest income
Non-interest income decreased $0.9 million, or 8.8%, compared to the same period in the prior year.  The decrease was due primarily to net gains on securities transactions during the first quarter of 2016 and other non-interest income, offset by an increase in WMG fee income.

Non-interest expenses
Non-interest expenses decreased $2.2 million, or 7.4%, compared to the same period in the prior year.  The decrease was due primarily to decreases in pension and other employee benefits, net occupancy expense, furniture and equipment, data processing expense, legal accruals and settlements, and marketing and advertising, offset by an increase in salaries and wages. For the six months ended June 30, 2017, non-interest expenses to average assets was 3.23%, compared with 3.61% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.5 million, or 48.6%, compared to the same period in the prior year.  The increase was due primarily to growth in the commercial mortgages portfolio and additional reserves on problem assets previously identified during the six months ended June 30, 2017.  Net charge-offs had a slight increase, compared with the same period in the prior year.

Income tax expense
Income tax expensed increased $0.6 million, or 32.2%, compared to the same period in the prior year. The increase was due primarily to higher income before income tax expense, offset by an increase in the income generated by CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2017 and 2016. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 58 of this Form 10-Q and pages 60 of the Corporation’s 2016 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2017	2016	Change	Percentage Change
Interest and dividend income	$14,684	$13,925	$759	5.5%
Interest expense	734	957	(223)	(23.3)%
Net interest income	$13,950	$12,968	$982	7.6%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense accrued on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2017 totaled $14.0 million compared with $13.0 million for the same period in the prior year, an increase of $1.0 million, or 7.6%.  Fully taxable equivalent net interest margin was 3.47% for the three months ended June 30, 2017 compared with 3.36% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $61.6 million in interest-earning assets.  The yield on interest-earning assets increased five basis points, while the cost of interest-bearing liabilities decreased nine basis points compared to the same period in the prior year.  The increase in the yield on interest-earning assets can be mostly attributed to a 20 basis point increase in the yield on investments due to the reinvestment of maturing securities into higher yielding mortgage-backed and municipal securities. The decline in the cost of interest-bearing liabilities can be attributed to a 34 basis point decline in the cost of borrowings due to the maturity of one $10.0 million FHLB term advance (4.60% rate) in December 2016 and one $10.0 million repurchase agreement (4.54% rate) in March 2017.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2017	2016	Change	Percentage Change
Interest and dividend income	$28,998	$27,874	$1,124	4.0%
Interest expense	1,554	1,881	(327)	(17.4)%
Net interest income	$27,444	$25,993	$1,451	5.6%

Net interest income for the six months ended June 30, 2017 totaled $27.4 million compared with $26.0 million for the same period in the prior year, an increase of $1.5 million, or 5.6%.  Fully taxable equivalent net interest margin was 3.46% for the six months ended June 30, 2017 compared with 3.41% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $69.8 million in average interest-earning assets.  The yield on interest-earning assets decreased one basis point, while the cost of interest-bearing liabilities decreased seven basis points compared to the same period in the prior year. The decline in the yield on interest-earning assets can be mostly attributed to a one basis point decline in the yield on loans. The decline in the cost of interest-bearing liabilities can be attributed to a change in the mix of deposits to lower cost deposits and the maturity of one $10.0 million FHLB term advance (4.60% rate) in December 2016 and one $10.0 million repurchase agreement (4.54% rate) in March 2017.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2017 and 2016.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Commercial loans	$779,218	$8,357	4.30%	$732,265	$7,893	4.34%
Mortgage loans	201,093	1,867	3.72%	196,502	1,916	3.92%
Consumer loans	256,878	2,658	4.15%	264,019	2,562	3.90%
Taxable securities	275,275	1,400	2.04%	269,434	1,283	1.92%
Tax-exempt securities	51,027	401	3.15%	45,665	347	3.06%
Interest-bearing deposits	71,464	193	1.08%	65,421	83	0.51%
Total interest-earning assets	1,634,955	14,876	3.65%	1,573,306	14,084	3.60%

Non-earning assets:
Cash and due from banks	24,446			26,500
Premises and equipment, net	28,205			30,316
Other assets	54,033			51,414
Allowance for loan losses	(15,060)			(14,647)
AFS valuation allowance	(2,915)			2,765
Total assets	$1,723,664			$1,669,654

Interest-bearing liabilities:
Interest-bearing demand deposits	$142,892	$33	0.09%	$134,938	$37	0.11%
Savings and insured money market deposits	822,989	394	0.19%	756,674	353	0.19%
Time deposits	137,502	122	0.36%	161,921	149	0.37%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	26,341	185	2.82%	53,137	418	3.16%
Total interest-bearing liabilities	1,129,724	734	0.26%	1,106,670	957	0.35%

Non-interest-bearing liabilities:
Demand deposits	429,436			403,640
Other liabilities	14,349			16,598
Total liabilities	1,573,509			1,526,908
Shareholders' equity	150,155			142,746
Total liabilities and shareholders’ equity	$1,723,664			$1,669,654
Fully taxable equivalent net interest income		14,142			13,127
Net interest rate spread (1)			3.39%			3.25%
Net interest margin, fully taxable equivalent (2)			3.47%			3.36%
Taxable equivalent adjustment		(192)			(159)
Net interest income		$13,950			$12,968
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$770,267	$16,387	4.29%	$720,903	$15,650	4.37%
Mortgage loans	199,740	3,754	3.79%	196,551	3,856	3.95%
Consumer loans	256,370	5,300	4.17%	266,465	5,161	3.89%
Taxable securities	273,935	2,823	2.08%	281,876	2,722	1.94%
Tax-exempt securities	47,910	747	3.14%	46,902	713	3.06%
Interest-bearing deposits	72,068	348	0.97%	37,784	95	0.51%
Total interest-earning assets	1,620,290	29,359	3.65%	1,550,481	28,197	3.66%

Non-earning assets:
Cash and due from banks	25,161			26,588
Premises and equipment, net	28,429			29,758
Other assets	54,994			52,266
Allowance for loan losses	(14,706)			(14,496)
AFS valuation allowance	(4,154)			2,524
Total assets	$1,710,014			$1,647,121

Interest-bearing liabilities:
Interest-bearing demand deposits	$147,895	$67	0.09%	$138,528	$75	0.11%
Savings and insured money market deposits	803,269	771	0.19%	730,641	672	0.18%
Time deposits	139,366	250	0.36%	163,250	299	0.37%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	31,973	466	2.94%	58,114	835	2.89%
Total interest-bearing liabilities	1,122,503	1,554	0.28%	1,090,533	1,881	0.35%

Non-interest-bearing liabilities:
Demand deposits	423,844			398,421
Other liabilities	14,259			16,372
Total liabilities	1,560,606			1,505,326
Shareholders' equity	148,408			141,795
Total liabilities and shareholders’ equity	$1,709,014			$1,647,121
Fully taxable equivalent net interest income		27,805			26,316
Net interest rate spread (1)			3.37%			3.31%
Net interest margin, fully taxable equivalent (2)			3.46%			3.41%
Taxable equivalent adjustment		(361)			(323)
Net interest income		$27,444			$25,993
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2017 and 2016.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2017 vs. 2016
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$464	$533	$(69)
Mortgage loans	(49)	46	(95)
Consumer loans	96	(69)	165
Taxable investment securities	117	30	87
Tax-exempt investment securities	54	43	11
Interest-earning deposits	110	8	102
Total interest and dividend income, fully taxable equivalent	792	591	201

Interest expense on:
Interest-bearing demand deposits	(4)	2	(6)
Savings and insured money market deposits	41	41	—
Time deposits	(27)	(23)	(4)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(233)	(192)	(41)
Total interest expense	(223)	(172)	(51)
Net interest income, fully taxable equivalent	$1,015	$763	$252

	Six Months Ended June 30, 2017 vs. 2016
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$737	$1,033	$(296)
Mortgage loans	(102)	60	(162)
Consumer loans	139	(207)	346
Taxable investment securities	101	(81)	182
Tax-exempt investment securities	34	15	19
Interest-earning deposits	253	127	126
Total interest and dividend income	1,162	947	215

Interest expense on:
Interest-bearing demand deposits	(8)	5	(13)
Savings and insured money market deposits	99	64	35
Time deposits	(49)	(41)	(8)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(369)	(383)	14
Total interest expense	(327)	(355)	28
Net interest income, fully taxable equivalent	$1,489	$1,302	$187

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for both the second quarter of 2017 and 2016 were $0.4 million, respectively. The provision for loan losses for the six months ended June 30, 2017 and 2016 were $1.5 million and $1.0 million, respectively. Net charge-offs for the second quarter of 2017 were $0.3 million compared with $0.2 million for the same period in the prior year. Net charge-offs for both six months ended June 30, 2017 and 2016 were $0.6 million, respectively. The increase in the provision for loan losses for the six months ended June 30, 2017, compared to the same period in the prior year, was due to increases in the commercial mortgage portfolio, an increase in loss factors in the indirect loan portfolio, and additional reserves on problem assets previously identified.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2017	2016	Change	Percentage Change
WMG fee income	$2,269	$2,201	$68	3.1%
Service charges on deposit accounts	1,225	1,285	(60)	(4.7)%
Interchange revenue from debit card transactions	964	939	25	2.7%
Net gains on securities transactions	12	—	12	N/M
Net gains on sales of loans held for sale	53	97	(44)	(45.4)%
Net gains (losses) on sales of other real estate owned	(9)	(11)	2	N/M
Income from bank owned life insurance	18	18	—	—%
CFS fee and commission income	174	163	11	6.7%
Other	316	524	(208)	(39.7)%
Total non-interest income	$5,022	$5,216	$(194)	(3.7)%

Total non-interest income for the second quarter of 2017 decreased $0.2 million compared with the same period in the prior year.  The decrease was mostly due to a decrease in other non-interest income.

Other
Other non-interest income decreased due to decreases in rental income from other real estate owned and interest rate swap fees.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2017	2016	Change	Percentage Change
WMG fee income	$4,378	$4,213	$165	3.9%
Service charges on deposit accounts	2,409	2,420	(11)	(0.5)%
Interchange revenue from debit card transactions	1,884	1,832	52	2.8%
Net gains on securities transactions	12	908	(896)	(98.7)%
Net gains on sales of loans held for sale	122	158	(36)	(22.8)%
Net gains (losses) on sales of other real estate owned	8	(16)	24	N/M
Income from bank owned life insurance	35	36	(1)	(2.8)%
CFS fee and commission income	313	337	(24)	(7.1)%
Other	708	929	(221)	(23.8)%
Total non-interest income	$9,869	$10,817	$(948)	(8.8)%

Total non-interest income for the six months ended June 30, 2017 decreased $0.9 million compared with the same period in the prior year.  The decrease was mostly due to decreases in net gains on securities transactions and other non-interest income, offset by an increase in WMG fee income.

WMG fee income
WMG fee income increased compared to the same period in the prior year due to an increase in assets under management or administration.

Net gains on securities transactions
Net gains on securities transactions decreased compared to the same period in the prior year due to a $0.9 million net gain on the sale of $14.5 million of U.S. Treasuries.

Other
Other non-interest income decreased due to a decrease in rental income from other real estate owned and interest rate swap fees.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2017	2016	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,422	$5,182	$240	4.6%
Pension and other employee benefits	1,207	1,646	(439)	(26.7)%
Total compensation expense	6,629	6,828	(199)	(2.9)%

Non-compensation expenses:
Net occupancy expenses	1,702	1,878	(176)	(9.4)%
Furniture and equipment expenses	781	829	(48)	(5.8)%
Data processing expenses	1,587	1,720	(133)	(7.7)%
Professional services	417	575	(158)	(27.5)%
Legal accruals and settlements	850	1,200	(350)	(29.2)%
Amortization of intangible assets	213	245	(32)	(13.1)%
Marketing and advertising expenses	118	325	(207)	(63.7)%
Other real estate owned expenses	11	57	(46)	(80.7)%
FDIC insurance	309	277	32	11.6%
Loan expense	166	188	(22)	(11.7)%
Other	1,549	1,448	101	7.0%
Total non-compensation expenses	7,703	8,742	(1,039)	(11.9)%
Total non-interest expenses	$14,332	$15,570	$(1,238)	(8.0)%

Total non-interest expenses for the second quarter of 2017 decreased $1.2 million compared with the same period in the prior year.  The decrease was due to decreases in compensation and non-compensation expenses.

Compensation expense
Compensation expense decreased compared to the same period in the prior year due to a decrease in pension and other employee benefits, offset by an increase in salaries and wages. The decrease in pension and other employee benefits can be mostly attributed to a $0.7 million decrease due to the freezing of accruals for the pension and post-retirement health care plans during the fourth quarter of 2016, offset by increases of $0.3 million in health care costs and $0.1 million in 401(k) contributions. The increase in salaries and wages can be attributed to annual merit increases that occur throughout the year, offset by a decline in average full-time equivalent employees.

Non-compensation expenses
Non-compensation expenses decreased compared to the same period in the prior year due primarily to decreases in net occupancy expenses, furniture and equipment expenses, data processing expenses, professional services, legal accruals and settlements expense, and marketing and advertising expenses, offset by an increase in other non-interest expenses. The decrease in net occupancy expenses and furniture and equipment expenses can be attributed to the closure of the branch office at 202 East State Street in Ithaca, NY at the end of May 2016, along with a net decrease in exit costs when comparing exit costs for the 120 Genesee Street branch in Auburn, NY in 2017 and exit costs associated with the closure of the 202 East State Street branch in 2016. The decrease in data processing expenses can be attributed to the renegotiation of contracts and changing of vendors for certain data processing communication lines. The decrease in professional services can be mostly attributed to start-up costs associated with the establishment of CRM, which was completed in May 2016. The decrease in legal accruals and settlements expense can attributed to a decline in legal accruals and settlements expense for the Fane v. Chemung Canal Trust Company case from $1.2 million in 2016 to $0.9 million in 2017. Please refer to Note 9 for further discussion of the case. The decrease in marketing and advertising expenses can be mostly attributed to timing.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2017	2016	Change	Percentage Change
Compensation expense:
Salaries and wages	$10,697	$10,365	$332	3.2%
Pension and other employee benefits	2,425	3,321	(896)	(27.0)%
Total compensation expense	13,122	13,686	(564)	(4.1)%

Non-compensation expenses:
Net occupancy expenses	3,308	3,784	(476)	(12.6)%
Furniture and equipment expenses	1,462	1,601	(139)	(8.7)%
Data processing expenses	3,191	3,434	(243)	(7.1)%
Professional services	717	916	(199)	(21.7)%
Legal accruals and settlements	850	1,200	(350)	(29.2)%
Amortization of intangible assets	439	503	(64)	(12.7)%
Marketing and advertising expenses	367	547	(180)	(32.9)%
Other real estate owned expenses	31	109	(78)	(71.6)%
FDIC insurance	634	571	63	11.0%
Loan expense	282	300	(18)	(6.0)%
Other	2,974	2,927	47	1.6%
Total non-compensation expenses	14,255	15,892	(1,637)	(10.3)%
Total non-interest expenses	$27,377	$29,578	$(2,201)	(7.4)%

Total non-interest expenses for the six months ended June 30, 2017 decreased $2.2 million compared with the same period in the prior year.  The decrease was due to decreases in compensation expense and non-compensation expenses.

Compensation expense
Compensation expense decreased compared to the same period in the prior year due to a decrease in pension and other employee benefits, offset by an increase in salaries and wages. The decrease in pension and other employee benefits can be mostly attributed to a $1.4 million decrease due to the freezing of accruals for the pension and post-retirement health care plans during the fourth quarter of 2016, offset by increases of $0.5 million in health care costs and $0.2 million in 401(k) contributions. The increase in salaries and wages can be attributed to annual merit increases that occur throughout the year, offset by a decline in average full-time equivalent employees.

Non-compensation expenses
Non-compensation expenses decreased compared to the same period in the prior year due primarily to decreases in net occupancy expenses, furniture and equipment expenses, data processing expenses, professional services, legal accruals and settlements expense, and marketing and advertising expenses. The decrease in net occupancy expenses and furniture and equipment expenses can be attributed to the closure of the branch office at 202 East State Street in Ithaca, NY at the end of May 2016, along with a net decrease in exit costs when comparing exit costs for the 120 Genesee Street branch in Auburn, NY in 2017 and exit costs associated with the closure of the 202 East State Street branch in 2016. The decrease in data processing expenses can be attributed to the renegotiation of contracts and changing of vendors for certain data processing communication lines. The decrease in professional services can be mostly attributed to start-up costs associated with the establishment of CRM, which was completed in May 2016. The decrease in legal accruals and settlements expense can attributed to a decline in legal accruals and settlements expense for the Fane v. Chemung Canal Trust Company case from $1.2 million in 2016 to $0.9 million in 2017. Please refer to Note 9 for further discussion of the case. The decrease in marketing and advertising expenses can be mostly attributed to timing.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2017	2016	Change	Percentage Change
Income before income tax expense	$4,219	$2,226	$1,993	89.5%
Income tax expense	1,263	605	658	108.8%
Effective tax rate	29.9%	27.2%

The increase in the effective tax rate can be attributed to an improvement in income before income tax expense, offset by changes in the mix of income and expense subject to U.S. federal, state, and local income taxes. These changes include an increase in the income generated by CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2017	2016	Change	Percentage Change
Income before income tax expense	$8,475	$6,249	$2,226	35.6%
Income tax expense	2,540	1,921	619	32.2%
Effective tax rate	30.0%	30.7%

The decrease in the effective tax rate can be attributed to changes in the mix of income and expense subject to U.S. federal, state, and local income taxes, offset by an improvement in income before income taxes. These changes include an increase in the income generated by CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	June 30, 2017	December 31, 2016	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$64,546	$74,162	$(9,616)	(13.0)%
Total investment securities	332,985	312,148	20,837	6.7%

Loans, net of deferred loan fees	1,252,647	1,200,290	52,357	4.4%
Allowance for loan losses	(15,104)	(14,253)	(851)	6.0%
Loans, net	1,237,543	1,186,037	51,506	4.3%

Goodwill and other intangible assets, net	24,330	24,769	(439)	(1.8)%
Other assets	59,168	60,063	(895)	(1.5)%
Total assets	$1,718,572	$1,657,179	$61,393	3.7%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,525,037	$1,456,343	$68,694	4.7%
FHLBNY advances and other debt	25,595	41,421	(15,826)	(38.2)%
Other liabilities	15,978	15,667	311	2.0%
Total liabilities	1,566,610	1,513,431	53,179	3.5%

Total shareholders’ equity	151,962	143,748	8,214	5.7%
Total liabilities and shareholders’ equity	$1,718,572	$1,657,179	$61,393	3.7%
Cash and cash equivalents
The decrease in cash and cash equivalents can be mostly attributed to increases in investment securities and loans, along with the maturity of one $10.0 million repurchase agreement during the first quarter of 2017, offset by an increase in deposits.

Investment securities
The increase in investment securities can be mostly attributed to additional purchases and a decline in the unrealized losses in the securities available for sale portfolio, offset by maturities and calls.

Loans, net
The increase in total loans can be attributed to increases of $36.1 million in commercial mortgages, $12.9 million in commercial and agriculture loans, $2.1 million in residential mortgages, and $3.2 million in indirect consumer loans, offset by a decrease of $2.0 million in other consumer loans. The increase in the allowance for loan losses can be mostly attributed to an increase in the commercial loan portfolio and additional reserves on problem assets previously identified.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The decrease in other assets can be mostly attributed to a decline in premises and equipment, net.

Deposits
The increase in deposits can be attributed to increases of $18.2 million in non-interest bearing demand deposits, $7.4 million in interest-bearing demand deposits, $42.8 million in money market accounts, and $11.6 million in savings deposits. Partially offsetting the increases noted above was a decrease of $11.3 million in time deposits. The changes in money market accounts and demand deposits can be mostly attributed to new municipal clients, along with the seasonal inflow of deposits from existing municipal clients.

FHLBNY advances and other debt
The decrease in FHLBNY advances and other debt can be mostly attributed to the maturity of one $10.0 million repurchase agreement during the first quarter of 2017.

Other liabilities
The increase in other liabilities can be mostly attributed to the legal reserve for the Fane v. Chemung Canal Trust Company suit. Please refer to Note 9 for further discussion of the case.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $5.9 million, a reduction of $0.6 million in treasury stock, and a decrease of $3.8 million in accumulated other comprehensive loss, mostly attributable to the increase in the fair market value of the securities portfolio, offset by $2.4 million in dividends declared during the year.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.826 billion at June 30, 2017, including $323.9 million of assets held under management or administration for the Corporation, compared with $1.721 billion at December 31, 2016, including $294.9 million of assets held under management or administration for the Corporation, an increase of $104.6 million, or 6.1%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	June 30, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$16,245	$16,360	5.0%	$17,300	$17,455	5.8%
Mortgage-backed securities, residential and collateralized mortgage obligations	249,163	246,977	76.2%	253,156	245,866	81.0%
Obligations of states and political subdivisions	54,751	55,577	17.1%	38,843	38,740	12.8%
Other securities	5,125	5,379	1.7%	1,102	1,341	0.4%
Total	$325,284	$324,293	100.0%	$310,401	$303,402	100.0%

The available for sale segment of the securities portfolio totaled $324.3 million at June 30, 2017, an increase of $20.9 million, or 6.9%, from $303.4 million at December 31, 2016.  The increase can be mostly attributed to additional purchases of obligations of states and political subdivisions and a decline in unrealized losses, offset by maturities and calls.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas.  These securities totaled $4.9 million at June 30, 2017, an increase of $0.2 million, or 4.7%, from $4.7 million at December 31, 2016.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2016 to June 30, 2017 (in thousands):

LOANS
	June 30, 2017	December 31, 2016	Dollar Change	Percentage Change
Commercial and agricultural	$189,461	$176,561	$12,900	7.3%
Commercial mortgages	604,714	568,656	36,058	6.3%
Residential mortgages	200,629	198,493	2,136	1.1%
Indirect consumer loans	142,791	139,572	3,219	2.3%
Other consumer loans	115,052	117,008	(1,956)	(1.7)%
Total loans, net of deferred loan fees	$1,252,647	$1,200,290	$52,357	4.4%

Portfolio loans totaled $1.253 billion at June 30, 2017, an increase of $52.4 million, or 4.4%, from $1.200 billion at December 31, 2016.  The increase in loans can be attributed to increases of $12.9 million in commercial and agricultural loans, $36.1 million in commercial mortgages, $2.1 million in residential mortgages, and $3.2 million in indirect consumer loans, offset by a decrease of $2.0 million in other consumer loans. The growth in commercial and agriculture and commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.

Residential mortgage loans totaled $200.6 million at June 30, 2017, an increase of $2.1 million, or 1.1%, from December 31, 2016.  In addition, during the six months ended June 30, 2017, $5.9 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.2 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	June 30, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Chemung Canal Trust Company*	$631,402	$636,836	$683,137	$724,099	$687,256
Capital Bank Division	621,245	563,454	485,496	397,475	308,610
Total loans	$1,252,647	$1,200,290	$1,168,633	$1,121,574	$995,866
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At June 30, 2017 and December 31, 2016, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 44.7% and 43.9% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2017 and December 31, 2016.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	June 30, 2017	December 31, 2016
Non-accrual loans	$7,986	$7,649
Non-accrual troubled debt restructurings	7,222	4,394
Total non-performing loans	15,208	12,043
Other real estate owned	337	388
Total non-performing assets	$15,545	$12,431

Ratio of non-performing loans to total loans	1.21%	1.00%
Ratio of non-performing assets to total assets	0.90%	0.75%
Ratio of allowance for loan losses to non-performing loans	99.32%	118.35%

Accruing loans past due 90 days or more (1)	$36	$13
Accruing troubled debt restructurings (1)	2,752	5,839
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $15.2 million at June 30, 2017, or 1.21% of total loans, compared with $12.0 million at December 31, 2016, or 1.00% of total loans. The increase in non-performing loans at June 30, 2017 was primarily in commercial mortgage and related to one large commercial loan, offset by decreases in the residential mortgage and consumer segments. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $15.5 million, or 0.90% of total assets, at June 30, 2017, compared with $12.4 million, or 0.75% of total assets, at December 31, 2016. As noted above, the increase in non-performing assets was primarily due to the commercial mortgage segment of the loan portfolio.

Not included in non-performing loan totals are $1.0 million of acquired loans which the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $36.0 thousand at June 30, 2017, an increase of $23.0 thousand from December 31, 2016.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of June 30, 2017, the Corporation had $7.2 million of non-accrual TDRs compared with $4.4 million as of December 31, 2016.  As of June 30, 2017, the Corporation had $2.8 million of accruing TDRs compared with $5.8 million as of December 31, 2016.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at June 30, 2017 totaled $14.1 million, including TDRs of $10.0 million, compared to $12.9 million at December 31, 2016, including TDRs of $10.2 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The increase in impaired loans was due primarily to an increase in commercial mortgage loans.  Included in the recorded investment of impaired loans at June 30, 2017, are loans totaling $4.8 million for which impairment allowances of $1.0 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2016, the impaired loan total included $2.6 million of loans for which specific impairment allowances of $0.9 million were allocated to the allowance for loan losses.

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

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Specific valuation allowances are established based on management’s analysis of individually impaired loans.  Factors considered by management in determining impairment include payment status, evaluations of the underlying collateral, expected cash flows, delinquent or unpaid property taxes, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If a loan is determined to be impaired and is placed on non-accrual status, all future payments received are applied to principal and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

The allowance for loan losses was $15.1 million at June 30, 2017, up from $14.3 million at December 31, 2016.  The ratio of allowance for loan losses to total loans was 1.21% at June 30, 2017, up from 1.19% at December 31, 2016, respectively.  Net charge-offs for both the six months ended June 30, 2017 and 2016 were $0.6 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the six months ended June 30, 2017 and 2016 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$14,253	$14,260

Charge-offs:
Commercial and agricultural	7	17
Commercial mortgages	—	—
Residential mortgages	60	58
Consumer loans	825	715
Total charge-offs	892	790

Recoveries:
Commercial and agricultural	61	50
Commercial mortgages	3	9
Residential mortgages	30	—
Consumer loans	188	156
Total recoveries	282	215

Net charge-offs	610	575
Provision for loan losses	1,461	983
Balance at end of period	$15,104	$14,668

Ratio of net charge-offs to average loans outstanding	0.10%	0.10%
Ratio of allowance for loan losses to total loans outstanding	1.21%	1.22%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2016 to June 30, 2017 (in thousands):

DEPOSITS
	June 30, 2017	December 31, 2016	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$436,017	$417,812	$18,205	4.4%
Interest-bearing demand deposits	144,239	136,826	7,413	5.4%
Insured money market accounts	591,751	548,963	42,788	7.8%
Savings deposits	220,227	208,636	11,591	5.6%
Time deposits	132,803	144,106	(11,303)	(7.8)%
Total	$1,525,037	$1,456,343	$68,694	4.7%

Deposits totaled $1.525 billion at June 30, 2017 compared with $1.456 billion at December 31, 2016, an increase of $68.7 million, or 4.7%. The increase was attributable to increases of $18.2 million in non-interest bearing demand deposits, $7.4 million in interest-bearing demand deposits, $42.8 million in money market accounts, and $11.6 million in savings deposits. These items were offset by a decrease of $11.3 million in time deposits. The changes in money market accounts can be attributed to new municipal clients, along with the seasonal inflow of deposits from current municipal clients.  At June 30, 2017, demand deposit and money market accounts comprised 76.9% of total deposits compared with 75.8% at December 31, 2016.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Chemung Canal Trust Company*	$1,317,570	$1,249,870	$1,219,282	$1,119,377	$1,097,920
Capital Bank Division	207,467	206,473	181,013	160,637	168,336
Total loans	$1,525,037	$1,456,343	$1,400,295	$1,280,014	$1,266,256
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of June 30, 2017 and December 31, 2016. Deposits obtained through the CDARS and ICS programs were $255.0 million and $203.7 million as of June 30, 2017 and December 31, 2016, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in addition to the seasonal inflow of current municipal client balances.

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

Borrowings

Securities sold under agreements to repurchase decreased $15.7 million from $27.6 million at December 31, 2016 to $11.9 million at June 30, 2017.  The decrease in securities sold under agreements to repurchase was related to the maturity of one $10.0 million repurchase agreement and normal fluctuations in client accounts and discontinuation of the Bank's customer repurchase agreement product during 2017.

Shareholders’ Equity

Shareholders’ equity was $152.0 million at June 30, 2017 compared with $143.7 million at December 31, 2016.  The increase was primarily due to earnings of $5.9 million and a reduction of $0.6 million in treasury stock and a decrease of $3.8 million in accumulated other comprehensive loss, offset by $2.4 million in dividends declared during the six months ended June 30, 2017.  The total shareholders’ equity to total assets ratio was 8.84% at June 30, 2017 compared with 8.67% at December 31, 2016.  The tangible equity to tangible assets ratio was 7.53% at June 30, 2017 compared with 7.29% at December 31, 2016.  Book value per share increased to $31.67 at June 30, 2017 from $30.07 at December 31, 2016.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of June 30, 2017, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $127.9 million and $131.6 million at June 30, 2017 and December 31, 2016, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at June 30, 2017 and December 31, 2016.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$8,999	$11,446
Net cash (used in) provided by investing activities	(69,350)	17,993
Net cash provided by financing activities	50,735	51,730
Net increase (decrease) in cash and cash equivalents	$(9,616)	$81,169

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first six months of 2017 and 2016 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used by investing activities during the first six months of 2017 predominantly resulted from a net increase in loans and purchases of securities, offset by sales, calls, maturities, and principal collected in securities available for sale. Cash provided by investing activities during the first six months of 2016 predominantly resulted from sales, calls, maturities, and principal collected on securities available for sale, offset by a net increase in loans.

Financing activities

Cash provided by financing activities during the first six months of 2017 and 2016 predominantly resulted from an increase in deposits, offset by the maturity of one $10.0 million repurchase agreement in 2017 and the redemption of FHLBNY overnight advances that were no longer needed with the inflow of municipal deposits in 2016.
.

Capital Resources

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of June 30, 2017, the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2017 and December 31, 2016, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2017, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The regulatory capital ratios as of June 30, 2017 and December 31, 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios, for the periods indicated, were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$150,323	12.06%	$99,676	8.00%	$115,250	9.250%	N/A	N/A
Bank	$143,882	11.56%	$99,565	8.00%	$115,122	9.250%	$124,457	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$135,105	10.84%	$74,757	6.00%	$90,331	7.250%	N/A	N/A
Bank	$128,746	10.34%	$74,674	6.00%	$90,231	7.250%	$99,565	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$135,105	10.84%	$56,068	4.50%	$71,642	5.750%	N/A	N/A
Bank	$128,746	10.34%	$56,005	4.50%	$71,563	5.750%	$80,897	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$135,105	7.94%	$68,064	4.00%	N/A	N/A	N/A	N/A
Bank	$128,746	7.58%	$67,939	4.00%	N/A	N/A	$84,924	5.00%

	Actual		Required To Be Adequately Capitalized		Minimum Capital Adequacy with Capital Buffer		Required To Be Well Capitalized
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$145,269	12.14%	$95,748	8.00%	$103,229	8.625%	N/A	N/A
Bank	$140,020	11.71%	$95,640	8.00%	$103,112	8.625%	$119,550	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$71,811	6.00%	$79,292	6.625%	N/A	N/A
Bank	$125,736	10.52%	$71,730	6.00%	$79,202	6.625%	$95,640	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$53,858	4.50%	$61,339	5.125%	N/A	N/A
Bank	$125,736	10.52%	$53,798	4.50%	$61,270	5.125%	$77,708	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$130,911	7.81%	$67,031	4.00%	N/A	N/A	N/A	N/A
Bank	$125,736	7.52%	$66,919	4.00%	N/A	N/A	$83,649	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At June 30, 2017, the Bank could, without prior approval, declare dividends of approximately $15.0 million.

Adoption of New Accounting Standards

Please refer to Note 1, Summary of Significant Accounting Policies - Recent Accounting Pronouncements for a discussion of new accounting standards.

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

						As of the
	As of the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2017	2017	2016	2016	2016	2017	2016
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$13,950	$13,494	$13,296	$13,040	$12,968	$27,444	$25,993
Fully taxable equivalent adjustment	192	169	154	154	159	361	323
Fully taxable equivalent net interest income (non-GAAP)	$14,142	$13,663	$13,450	$13,194	$13,127	$27,805	$26,316

Non-interest income (GAAP)	$5,022	$4,847	$4,897	$5,435	$5,216	$9,869	$10,817
Less: net (gains) losses on security transactions	(12)	—	(4)	(75)	—	(12)	(908)
Adjusted non-interest income (non-GAAP)	$5,010	$4,847	$4,893	$5,360	$5,216	$9,857	$9,909

Non-interest expense (GAAP)	$14,332	$13,045	$13,561	$13,471	$15,570	$27,377	$29,578
Less: amortization of intangible assets	(213)	(226)	(238)	(245)	(245)	(439)	(503)
Less: legal reserve	(850)	—	—	—	(1,200)	(850)	(1,200)
Adjusted non-interest expense (non-GAAP)	$13,269	$12,819	$13,323	$13,226	$14,125	$26,088	$27,875

Average interest-earning assets (GAAP)	$1,634,955	$1,605,460	$1,607,287	$1,577,348	$1,573,306	$1,620,290	$1,550,481

Net interest margin - fully taxable equivalent (non-GAAP)	3.47%	3.45%	3.33%	3.33%	3.36%	3.46%	3.41%
Efficiency ratio (non-GAAP)	69.28%	69.25%	72.63%	71.28%	77.00%	69.27%	76.95%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2017	2017	2016	2016	2016	2017	2016
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$151,962	$148,257	$143,748	$144,812	$143,409	$151,962	$143,409
Less: intangible assets	(24,330)	(24,543)	(24,769)	(25,007)	(25,252)	(24,330)	(25,252)
Tangible equity (non-GAAP)	$127,632	$123,714	$118,979	$119,805	$118,157	$127,632	$118,157

Total assets (GAAP)	$1,718,572	$1,736,100	$1,657,179	$1,728,865	$1,683,932	$1,718,572	$1,683,932
Less: intangible assets	(24,330)	(24,543)	(24,769)	(25,007)	(25,252)	(24,330)	(25,252)
Tangible assets (non-GAAP)	$1,694,242	$1,711,557	$1,632,410	$1,703,858	$1,658,680	$1,694,242	$1,658,680

Total equity to total assets at end of period (GAAP)	8.84%	8.54%	8.67%	8.38%	8.52%	8.84%	8.52%
Book value per share (GAAP)	$31.67	$30.93	$30.07	$30.37	$30.12	$31.67	$30.12

Tangible equity to tangible assets at end of period (non-GAAP)	7.53%	7.23%	7.29%	7.03%	7.12%	7.53%	7.12%
Tangible book value per share (non-GAAP)	$26.60	$25.81	$24.89	$25.13	$24.81	$26.60	$24.81

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except ratio data)	2017	2017	2016	2016	2016	2017	2016
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$150,155	$146,642	$143,388	$144,631	$142,746	$148,408	$141,795
Less: average intangible assets	(24,435)	(24,654)	(24,886)	(25,127)	(25,372)	(24,544)	(25,498)
Average tangible equity (non-GAAP)	$125,720	$121,988	$118,502	$119,504	$117,374	$123,864	$116,297

Return on average equity (GAAP)	7.90%	8.24%	8.20%	7.55%	4.57%	8.06%	6.14%
Return on average tangible equity (non-GAAP)	9.43%	9.90%	9.92%	9.14%	5.55%	9.66%	7.48%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2017	2017	2016	2016	2016	2017	2016
NON-GAAP NET INCOME
Reported net income (GAAP)	$2,956	$2,979	$2,954	$2,745	$1,621	$5,935	$4,328
Net (gains) losses on security transactions (net of tax)	(8)	—	(2)	(47)	—	(8)	(565)
Legal reserve (net of tax)	528	—	—	—	747	528	747
Non- GAAP net income	$3,476	$2,979	$2,952	$2,698	$2,368	$6,455	$4,510

Average basic and diluted shares outstanding	4,797	4,790	4,773	4,765	4,760	4,793	4,754

Reported basic and diluted earnings per share (GAAP)	$0.62	$0.62	$0.62	$0.58	$0.34	$1.24	$0.91
Reported return on average assets (GAAP)	0.69%	0.71%	0.69%	0.65%	0.39%	0.70%	0.53%
Reported return on average equity (GAAP)	7.90%	8.24%	8.20%	7.55%	4.57%	8.06%	6.14%

Non-GAAP basic and diluted earnings per share	$0.72	$0.62	$0.62	$0.57	$0.50	$1.35	$0.95
Non-GAAP return on average assets	0.81%	0.71%	0.69%	0.64%	0.57%	0.76%	0.55%
Non-GAAP return on average equity	9.29%	8.24%	8.19%	7.42%	6.67%	8.77%	6.40%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At June 30, 2017, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.62% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 9.38%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.70% and 14.24%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At June 30, 2017, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 12.82% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 5.28%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 5.80% and 8.02%, respectively.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2017 pursuant to Rule 13a-15 of the Exchange, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2017.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/17-4/30/17	—	$—	—	121,906
5/1/17-5/31/17	—	—	—	121,906
6/1/17-6/30/17	—	—	—	121,906
Quarter ended 6/30/17	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended June 30, 2017, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 2, 2017	By: /s/ Anders M. Tomson
Anders M. Tomson Chief Executive Officer (Principal Executive Officer)

DATED: August 2, 2017	By: /s/ Karl F. Krebs
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