Form 10-Q
period 2017-09-30
CHEMUNG FINANCIAL CORP
filed 2017-11-01
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2017

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 31, 2017 was 4,740,401.

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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from financial institutions	$34,572	$28,205
Interest-bearing deposits in other financial institutions	21,806	45,957
Total cash and cash equivalents	56,378	74,162

Trading assets, at fair value	909	774

Securities available for sale, at estimated fair value	312,226	303,402
Securities held to maturity, estimated fair value of $3,861 at September 30, 2017 and $4,912 at December 31, 2016	3,865	4,705
FHLBNY and FRBNY Stock, at cost	3,497	4,041

Loans, net of deferred loan fees	1,288,813	1,200,290
Allowance for loan losses	(15,694)	(14,253)
Loans, net	1,273,119	1,186,037

Loans held for sale	1,246	412
Premises and equipment, net	27,366	28,923
Goodwill	21,824	21,824
Other intangible assets, net	2,292	2,945
Bank-owned life insurance	2,964	2,912
Accrued interest receivable and other assets	25,996	27,042

Total assets	$1,731,682	$1,657,179

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$449,841	$417,812
Interest-bearing	1,087,177	1,038,531
Total deposits	1,537,018	1,456,343

Securities sold under agreements to repurchase	10,000	27,606
FHLBNY term advances	9,009	9,093
Long term capital lease obligation	4,568	4,722
Dividends payable	1,232	1,225
Accrued interest payable and other liabilities	15,578	14,442
Total liabilities	1,577,405	1,513,431

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2017 and December 31, 2016	53	53
Additional paid-in capital	46,089	45,603
Retained earnings	130,006	124,111
Treasury stock, at cost; 571,115 shares at September 30, 2017 and 597,843 shares at December 31, 2016	(14,596)	(15,265)
Accumulated other comprehensive loss	(7,275)	(10,754)
Total shareholders' equity	154,277	143,748

Total liabilities and shareholders' equity	$1,731,682	$1,657,179

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$13,709	$12,487	$39,025	$37,054
Taxable securities	1,369	1,225	4,189	3,943
Tax exempt securities	322	228	836	722
Interest-bearing deposits	97	85	445	180
Total interest and dividend income	15,497	14,025	44,495	41,899
Interest expense:
Deposits	545	561	1,632	1,607
Securities sold under agreements to repurchase	95	214	383	636
Borrowed funds	94	210	273	623
Total interest expense	734	985	2,288	2,866
Net interest income	14,763	13,040	42,207	39,033
Provision for loan losses	1,289	1,050	2,750	2,033
Net interest income after provision for loan losses	13,474	11,990	39,457	37,000

Non-interest income:
WMG fee income	2,147	2,027	6,525	6,240
Service charges on deposit accounts	1,269	1,361	3,678	3,781
Interchange revenue from debit card transactions	925	1,203	2,809	3,035
Net gains on securities transactions	—	75	12	983
Net gains on sales of loans held for sale	71	115	193	273
Net gains (losses) on sales of other real estate owned	30	10	38	(6)
Income from bank-owned life insurance	17	19	52	55
Other	707	625	1,728	1,891
Total non-interest income	5,166	5,435	15,035	16,252

Non-interest expenses:
Salaries and wages	5,480	5,355	16,177	15,720
Pension and other employee benefits	992	1,573	3,417	4,894
Net occupancy expenses	1,476	1,503	4,784	5,287
Furniture and equipment expenses	657	685	2,119	2,286
Data processing expense	1,667	1,624	4,858	5,058
Professional services	452	502	1,169	1,418
Legal accruals and settlements	—	—	850	1,200
Amortization of intangible assets	214	245	653	748
Marketing and advertising expenses	213	101	580	648
Other real estate owned expenses	4	41	35	150
FDIC insurance	312	324	946	895
Loan expense	165	162	447	462
Other	1,644	1,356	4,618	4,283
Total non-interest expenses	13,276	13,471	40,653	43,049
Income before income tax expense	5,364	3,954	13,839	10,203
Income tax expense	1,710	1,209	4,250	3,130
Net income	$3,654	$2,745	9,589	$7,073

Weighted average shares outstanding	4,802	4,765	4,796	4,758
Basic and diluted earnings per share	$0.76	$0.58	$2.00	$1.49

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$3,654	$2,745	$9,589	$7,073
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(522)	(733)	5,498	4,899
Reclassification adjustment for gains realized in net income	—	(75)	(12)	(983)
Net unrealized gains (losses)	(522)	(808)	5,486	3,916
Tax effect	(198)	(305)	2,069	1,477
Net of tax amount	(324)	(503)	3,417	2,439

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(22)	(165)	(67)
Reclassification adjustment for amortization of net actuarial loss	88	396	264	1,188
Total before tax effect	33	374	99	1,121
Tax effect	12	141	37	423
Net of tax amount	21	233	62	698

Total other comprehensive income (loss)	(303)	(270)	3,479	3,137

Comprehensive income	$3,351	$2,475	$13,068	$10,210

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2016	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
Net income	—	—	7,073	—	—	7,073
Other comprehensive income	—	—	—	—	3,137	3,137
Restricted stock awards	—	145	—	—	—	145
Restricted stock units for directors' deferred compensation plan	—	72	—	—	—	72
Cash dividends declared ($0.78 per share)	—	—	(3,664)	—	—	(3,664)
Distribution of 9,532 shares of treasury stock for directors' compensation	—	19	—	243	—	262
Distribution of 7,661 shares of treasury stock for employee compensation	—	15	—	195	—	210
Distribution of 3,740 shares of treasury stock for deferred directors’ compensation	—	(92)	—	95	—	3
Sale of 11,857 shares of treasury stock (a)	—	28	—	304	—	332
Balances at September 30, 2016	$53	$45,724	$122,382	$(15,542)	$(7,805)	$144,812

Balances at January 1, 2017	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
Net income	—	—	9,589	—	—	9,589
Other comprehensive income	—	—	—	—	3,479	3,479
Restricted stock awards	—	162	—	—	—	162
Restricted stock units for directors' deferred compensation plan	—	72	—	—	—	72
Cash dividends declared ($0.78 per share)	—	—	(3,694)	—	—	(3,694)
Distribution of 7,880 shares of treasury stock for directors' compensation	—	68	—	201	—	269
Distribution of 5,861 shares of treasury stock for employee compensation	—	50	—	150	—	200
Distribution of 2,438 shares of treasury stock for deferred directors’ compensation	—	(51)	—	62	—	11
Sale of 11,688 shares of treasury stock (a)	—	142	—	299	—	441
Forfeiture of 1,139 shares of restricted stock awards	—	43	—	(43)	—	—
Balances at September 30, 2017	$53	$46,089	$130,006	$(14,596)	$(7,275)	$154,277
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net income	$9,589	$7,073
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	653	748
Provision for loan losses	2,750	2,033
Net losses on disposal of fixed assets	15	—
Depreciation and amortization of fixed assets	2,820	3,285
Amortization of premiums on securities, net	1,098	1,365
Gains on sales of loans held for sale, net	(193)	(273)
Proceeds from sales of loans held for sale	9,655	12,854
Loans originated and held for sale	(10,296)	(11,624)
Net gains on trading assets	(96)	(53)
Proceeds from sales of trading assets	20	99
Net gains on securities transactions	(12)	(983)
Net (gains) losses on sales of other real estate owned	(38)	6
Purchase of trading assets	(59)	(65)
Expense related to restricted stock units for directors' deferred compensation plan	72	72
Expense related to employee stock compensation	200	210
Expense related to employee restricted stock awards	162	145
Income from bank-owned life insurance	(52)	(55)
Decrease in other assets and accrued interest receivable	888	2,250
Decrease in accrued interest payable	(26)	(8)
Increase (decrease) in other liabilities	(565)	2,702
Net cash provided by operating activities	16,585	19,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	1,620	36,130
Proceeds from maturities and principal collected on securities available for sale	35,262	56,661
Proceeds from maturities and principal collected on securities held to maturity	2,807	2,797
Purchases of securities available for sale	(41,306)	(47,696)
Purchases of securities held to maturity	(1,967)	(2,735)
Purchase of FHLBNY and FRBNY stock	(1,708)	(5,458)
Redemption of FHLBNY and FRBNY stock	2,252	5,764
Proceeds from sale of equipment	16	—
Purchases of premises and equipment	(1,294)	(937)
Proceeds from sales of other real estate owned	383	1,499
Net increase in loans	(90,019)	(49,243)
Net cash (used in) provided by investing activities	(93,954)	(3,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	98,599	126,309
Net decrease in time deposits	(17,924)	(17,660)
Net increase (decrease) in securities sold under agreements to repurchase	(17,606)	1,549
Net change in FHLBNY overnight advances, net	—	(13,900)
Repayments of FHLBNY long term advances	(84)	(82)
Payments made on capital leases	(154)	(136)
Sale of treasury stock	441	332
Cash dividends paid	(3,687)	(3,656)
Net cash provided by financing activities	59,585	92,756
Net increase (decrease) in cash and cash equivalents	(17,784)	109,319
Cash and cash equivalents, beginning of period	74,162	26,185
Cash and cash equivalents, end of period	$56,378	$135,504
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2017	2016
Cash paid for:
Interest	$2,314	$2,874
Income taxes	$4,050	$2,680
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$187	$342
Dividends declared, not yet paid	$1,232	$1,222
Distribution of treasury stock for directors' compensation	$269	$262
Distribution of treasury stock for deferred directors' compensation	$11	$3
Assets acquired through long term capital lease obligations	$—	$2,035

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

CRM, a wholly-owned subsidiary of the Corporation, which was formed and began operations on May 31, 2016, is a Nevada-based captive insurance company which insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. CRM pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. CRM is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, an amendment to Revenue from Contracts with Customers (Topic 606). The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectability, presenting sales taxes, measuring non-cash consideration, and certain transition matters. The Corporation intends to adopt the new revenue guidance as of January 1, 2018 and does not expect a significant change upon adoption of the standard, as the new standard will not materially change the way the Corporation currently records revenue for its WMG and fee income from mortgage servicing fees, financial guarantees, and deposit related fees.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation intends to adopt the new guidance as of January 1, 2018 and believes the ASU will not have a material impact on its consolidated financial statements, as the Corporation's equity investment portfolio is less than $1.0 million as of September 30, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, though early adoption is permitted. The Corporation intends to adopt the new lease guidance as of January 1, 2019 and is currently evaluating the impact that adoption of these updates will have on its consolidated financial statements. Currently, the Corporation believes the implementation of this ASU will create a right of use asset of less than $8.0 million for the Corporation's 15 leased facilities and a related capital obligation of the same amount as of January 1, 2019.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for a stock payment's tax consequences and amend how excess tax benefits and a business's payments to cover the tax bills for the shares' recipients should be classified. The amendments allow companies to estimate the number of stock awards they expect to vest, and they revise the withholding requirements for classifying stock awards as equity. The amendments in this ASU became effective for public companies for fiscal years beginning after December 15, 2016, though early adoption was permitted. The adoption of ASU 2016-09 did not have a significant impact on the Corporation's consolidated financial statements.

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

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,802 and 4,765 weighted average shares outstanding for the three-month periods ended September 30, 2017 and 2016, respectively. Earnings per share were computed by dividing net income by 4,796 and 4,758 weighted average shares outstanding for the nine-month periods ended September 30, 2017 and 2016, respectively. There were no common stock equivalents during the three and nine-month periods ended September 30, 2017 or 2016.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,494	$90	$—	$15,584
Mortgage-backed securities, residential	239,074	480	2,893	236,661
Obligations of states and political subdivisions	54,144	612	28	54,728
Corporate bonds and notes	249	—	7	242
SBA loan pools	4,513	2	30	4,485
Corporate stocks	265	261	—	526
Total	$313,739	$1,445	$2,958	$312,226

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,300	$155	$—	$17,455
Mortgage-backed securities, residential	253,156	202	7,492	245,866
Obligations of states and political subdivisions	38,843	209	312	38,740
Corporate bonds and notes	249	1	—	250
SBA loan pools	568	3	1	570
Corporate stocks	285	236	—	521
Total	$310,401	$806	$7,805	$303,402

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,030	$—	$—	$2,030
Time deposits with other financial institutions	1,835	1	5	1,831
Total	$3,865	$1	$5	$3,861

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,725	$206	$—	$3,931
Time deposits with other financial institutions	980	1	—	981
Total	$4,705	$207	$—	$4,912

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2017
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$13,067	$13,135	$753	$751
After one, but within five years	26,063	26,328	2,841	2,839
After five, but within ten years	29,621	29,944	271	271
After ten years	1,136	1,147	—	—
	69,887	70,554	3,865	3,861
Mortgage-backed securities, residential	239,074	236,661	—	—
SBA loan pools	4,513	4,485	—	—
Total	$313,474	$311,700	$3,865	$3,861

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended September 30, 2017 and 2016 are listed below (in thousands):

	2017	2016
Proceeds	$545	$20,709
Gross gains	—	75
Tax expense	—	28

The proceeds from sales and calls of securities resulting in gains or losses for the nine months ended September 30, 2017 and 2016 are listed below (in thousands):

	2017	2016
Proceeds	$1,620	$36,130
Gross gains	12	983
Tax expense	4	371

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2017 and December 31, 2016 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$121,345	$1,022	$57,638	$1,871	$178,983	$2,893
Obligations of states and political subdivisions	4,080	19	281	9	4,361	28
Corporate bonds and notes	242	7	—	—	242	7
SBA loan pools	3,970	30	—	—	3,970	30
Total temporarily impaired securities	$129,637	$1,078	$57,919	$1,880	$187,556	$2,958

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$233,843	$7,492	$—	$—	$233,843	$7,492
Obligations of states and political subdivisions	25,724	312	—	—	25,724	312
SBA loan pools	—	—	225	1	225	1
Total temporarily impaired securities	$259,567	$7,804	$225	$1	$259,792	$7,805

Other-Than-Temporary Impairment

As of September 30, 2017, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At September 30, 2017, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Commercial and agricultural:
Commercial and industrial	$188,341	$176,201
Agricultural	448	360
Commercial mortgages:
Construction	57,704	46,387
Commercial mortgages, other	580,061	522,269
Residential mortgages	197,210	198,493
Consumer loans:
Credit cards	1,444	1,476
Home equity lines and loans	98,492	98,590
Indirect consumer loans	147,426	139,572
Direct consumer loans	17,687	16,942
Total loans, net of deferred origination fees and costs	$1,288,813	$1,200,290
Interest receivable on loans	3,448	3,192
Total recorded investment in loans	$1,292,261	$1,203,482

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,883	$7,778	$1,517	$3,926	$15,104
Charge-offs	(89)	(154)	(133)	(440)	(816)
Recoveries	34	1	—	82	117
Net recoveries (charge-offs)	(55)	(153)	(133)	(358)	(699)
Provision	99	758	12	420	1,289
Ending balance	$1,927	$8,383	$1,396	$3,988	$15,694

	Three Months Ended September 30, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,771	$7,754	$1,504	$3,639	$14,668
Charge-offs	(104)	(52)	(7)	(280)	(443)
Recoveries	15	1	—	34	50
Net recoveries (charge-offs)	(89)	(51)	(7)	(246)	(393)
Provision	101	520	50	379	1,050
Ending balance	$1,783	$8,223	$1,547	$3,772	$15,325

	Nine Months Ended September 30, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,589	$7,270	$1,523	$3,871	$14,253
Charge-offs:	(96)	(154)	(193)	(1,265)	(1,708)
Recoveries:	95	4	30	270	399
Net recoveries (charge-offs)	(1)	(150)	(163)	(995)	(1,309)
Provision	339	1,263	36	1,112	2,750
Ending balance	$1,927	$8,383	$1,396	$3,988	$15,694

	Nine Months Ended September 30, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,831	$7,112	$1,464	$3,853	$14,260
Charge-offs:	(121)	(52)	(65)	(995)	(1,233)
Recoveries:	65	10	—	190	265
Net recoveries (charge-offs)	(56)	(42)	(65)	(805)	(968)
Provision	8	1,153	148	724	2,033
Ending balance	$1,783	$8,223	$1,547	$3,772	$15,325

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$159	$1,009	$—	$—	$1,168
Collectively evaluated for impairment	1,768	7,345	1,396	3,988	14,497
Loans acquired with deteriorated credit quality	—	29	—	—	29
Total ending allowance balance	$1,927	$8,383	$1,396	$3,988	$15,694

	December 31, 2016
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$735	$—	$141	$876
Collectively evaluated for impairment	1,589	6,476	1,498	3,730	13,293
Loans acquired with deteriorated credit quality	—	59	25	—	84
Total ending allowance balance	$1,589	$7,270	$1,523	$3,871	$14,253

	September 30, 2017
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$1,133	$9,458	$434	$67	$11,092
Loans collectively evaluated for impairment	188,170	629,211	197,267	265,689	1,280,337
Loans acquired with deteriorated credit quality	—	832	—	—	832
Total ending loans balance	$189,303	$639,501	$197,701	$265,756	$1,292,261

	December 31, 2016
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$693	$10,382	$396	$455	$11,926
Loans collectively evaluated for impairment	176,334	558,451	198,474	256,879	1,190,138
Loans acquired with deteriorated credit quality	—	1,323	95	—	1,418
Total ending loans balance	$177,027	$570,156	$198,965	$257,334	$1,203,482

The following table presents loans individually evaluated for impairment recognized by class of loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$714	$719	$—	$690	$693	$—
Commercial mortgages:
Construction	395	396	—	277	278	—
Commercial mortgages, other	4,274	4,277	—	8,792	7,857	—
Residential mortgages	457	434	—	395	396	—
Consumer loans:
Home equity lines and loans	66	67	—	93	95	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	413	414	159	—	—	—
Commercial mortgages:
Commercial mortgages, other	5,875	4,785	1,009	2,245	2,247	735
Consumer loans:
Home equity lines and loans	—	—	—	360	360	141
Total	$12,194	$11,092	$1,168	$12,852	$11,926	$876

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of the three and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$661	$8	$900	$10	$666	$24	$1,083	$33
Commercial mortgages:
Construction	974	3	310	4	946	9	329	11
Commercial mortgages, other	4,946	5	6,124	60	5,973	73	6,760	181
Residential mortgages	439	2	443	2	416	6	358	3
Consumer loans:
Home equity lines & loans	68	1	101	1	76	2	104	4
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	291	3	45	1	145	4	29	4
Commercial mortgages:
Commercial mortgages, other	4,721	4	5,151	1	3,989	10	4,998	4
Consumer loans:
Home equity lines and loans	—	—	360	—	180	—	362	—
Total	$12,100	$26	$13,434	$79	$12,391	$128	$14,023	$240
(1)Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of September 30, 2017 and December 31, 2016 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial and agricultural:
Commercial and industrial	$150	$—	$2	$2
Commercial mortgages:
Construction	159	19	—	—
Commercial mortgages, other	8,473	5,454	—	—
Residential mortgages	3,210	4,201	—	—
Consumer loans:
Credit cards	—	—	19	11
Home equity lines and loans	1,178	1,670	—	—
Indirect consumer loans	837	654	—	—
Direct consumer loans	21	45	—	—
Total	$14,028	$12,043	$21	$13

The following tables present the aging of the recorded investment in loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$217	$17	$2	$236	$—	$188,617	$188,853
Agricultural	—	—	—	—	—	450	450
Commercial mortgages:
Construction	—	—	—	—	—	57,861	57,861
Commercial mortgages, other	4,218	—	2,572	6,790	832	574,018	581,640
Residential mortgages	1,122	695	1,714	3,531	—	194,170	197,701
Consumer loans:
Credit cards	6	2	19	27	—	1,417	1,444
Home equity lines and loans	220	99	846	1,165	—	97,598	98,763
Indirect consumer loans	2,084	325	501	2,910	—	144,880	147,790
Direct consumer loans	112	21	8	141	—	17,618	17,759
Total	$7,979	$1,159	$5,662	$14,800	$832	$1,276,629	$1,292,261

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$160	$7	$2	$169	$—	$176,497	$176,666
Agricultural	—	—	—	—	—	361	361
Commercial mortgages:
Construction	—	1,177	—	1,177	—	45,333	46,510
Commercial mortgages, other	652	4,460	2,412	7,524	1,323	514,799	523,646
Residential mortgages	2,100	436	2,383	4,919	95	193,951	198,965
Consumer loans:
Credit cards	3	9	11	23	—	1,453	1,476
Home equity lines and loans	227	—	1,149	1,376	—	97,477	98,853
Indirect consumer loans	1,773	287	542	2,602	—	137,391	139,993
Direct consumer loans	54	7	22	83	—	16,929	17,012
Total	$4,969	$6,383	$6,521	$17,873	$1,418	$1,184,191	$1,203,482

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

As of September 30, 2017 and December 31, 2016, the Corporation has a recorded investment in TDRs of $9.2 million and $10.2 million, respectively.  There were specific reserves of $1.0 million and $0.9 million allocated for TDRs at September 30, 2017 and December 31, 2016, respectively.  As of September 30, 2017, TDRs totaling $2.0 million were accruing interest under the modified terms and $7.2 million were on non-accrual status.  As of December 31, 2016, TDRs totaling $5.8 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  The Corporation had committed no additional amounts as of both September 30, 2017 and December 31, 2016, to customers with outstanding loans that are classified as TDRs.

During the three-month periods ended September 30, 2017 and 2016, the terms of certain loans were modified as TDRs. The modification of the terms of two commercial & industrial term loans during the three months ended September 30, 2017 included a reduction of the scheduled amortized payments for greater than a three month period, the release of collateral related to one of the loans and the extension of a maturity date. During the three months ended September 30, 2016, no loans were modified as TDRs.

During the nine months ended September 30, 2017 and 2016, the terms of certain loans were modified as TDRs. In addition to the modifications noted above, the modification of the terms of two commercial & industrial term loans and one line of credit during the nine months ended September 30, 2017 included consolidating the loans into one commercial & industrial loan, extending the maturity date by approximately two years and lowering the monthly payment. An additional piece of equipment was taken as collateral but was not considered to be of greater value than the concessions given. The modification of the terms of a commercial mortgage loan during the nine months ended September 30, 2017 included a reduction of the scheduled amortized payments of the loan for greater than a three month period. The modification of the terms of a residential mortgage loan during the nine months ended September 30, 2017 included an extension of the maturity date by approximately five years and a postponement of the scheduled amortized past due payments to the end of the loan.

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

The following table presents loans by class modified as TDRs that occurred during the three months ended September 30, 2017 (dollars in thousands):

September 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	2	$506	$506
Total	2	$506	$506

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in no charge-offs during the three month period ended September 30, 2017.

There were no loans modified as TDRs during the three months ended September 30, 2016.

The following tables presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2017 and 2016 (dollars in thousands):

September 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	3	$677	$677
Commercial mortgages:
Commercial mortgages	1	166	166
Residential mortgages	1	105	105
Total	5	$948	$948

September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	5	$312	$310
Residential mortgages	2	295	307
Consumer loans:
Home equity lines and loans	1	74	74
Total	8	$681	$691

The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge-offs during the nine months ended September 30, 2017. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and nine month periods ended September 30, 2017.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of September 30, 2017 and December 31, 2016, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	September 30, 2017
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$181,457	$5,390	$2,006	$—	$—	$188,853
Agricultural	—	450	—		—	—	450
Commercial mortgages:
Construction	—	57,702	—	159	—	—	57,861
Commercial mortgages	—	557,371	7,048	14,990	1,399	832	581,640
Residential mortgages	194,491	—	—	3,210	—	—	197,701
Consumer loans:
Credit cards	1,444	—	—	—	—	—	1,444
Home equity lines and loans	97,585	—	—	1,178	—	—	98,763
Indirect consumer loans	146,953	—	—	837	—	—	147,790
Direct consumer loans	17,738	—	—	21	—	—	17,759
Total	$458,211	$796,980	$12,438	$22,401	$1,399	$832	$1,292,261

	December 31, 2016
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$172,873	$2,277	$1,516	$—	$—	$176,666
Agricultural	—	361	—	—	—	—	361
Commercial mortgages:
Construction	—	45,055	259	1,196	—	—	46,510
Commercial mortgages	—	496,723	8,574	15,566	1,460	1,323	523,646
Residential mortgages	194,669	—	—	4,201	—	95	198,965
Consumer loans:
Credit cards	1,476	—	—	—	—	—	1,476
Home equity lines and loans	97,183	—	—	1,670	—	—	98,853
Indirect consumer loans	139,339	—	—	654	—	—	139,993
Direct consumer loans	16,967	—	—	45	—	—	17,012
Total	$449,634	$715,012	$11,110	$24,848	$1,460	$1,418	$1,203,482

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$194,491	$1,444	$97,585	$146,953	$17,738
Non-Performing	3,210	—	1,178	837	21
	$197,701	$1,444	$98,763	$147,790	$17,759

	December 31, 2016
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$194,764	$1,476	$97,183	$139,339	$16,967
Non-Performing	4,201	—	1,670	654	45
	$198,965	$1,476	$98,853	$139,993	$17,012

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from July 1, 2017 to September 30, 2017 and July 1, 2016 to September 30, 2016 (in thousands):

Three Months Ended September 30, 2017	Balance at June 30, 2017	Income Accretion	All Other Adjustments	Balance at September 30, 2017
Contractually required principal and interest	$1,167	$—	$(165)	$1,002
Contractual cash flows not expected to be collected (nonaccretable discount)	(33)	—	(33)	(66)
Cash flows expected to be collected	1,134	—	(198)	936
Interest component of expected cash flows (accretable yield)	(128)	11	13	(104)
Carrying amount of loans acquired with deteriorating credit quality	$1,006	$11	$(185)	$832

Three Months Ended September 30, 2016	Balance at June 30, 2016	Income Accretion	All Other Adjustments	Balance at September 30, 2016
Contractually required principal and interest	$2,492	$—	$(60)	$2,432
Contractual cash flows not expected to be collected (nonaccretable discount)	(374)	—	(33)	(407)
Cash flows expected to be collected	2,118	—	(93)	2,025
Interest component of expected cash flows (accretable yield)	(243)	26	30	(187)
Carrying amount of loans acquired with deteriorating credit quality	$1,875	$26	$(63)	$1,838

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $1 thousand during the three months ended September 30, 2017 and did not increase or decrease the allowance for loan losses during the three months ended September 30, 2016. The Corporation reversed $1 thousand of the allowance for loan losses during the three months ended September 30, 2017. The Corporation did not reverse any allowance for loan losses during the three months ended September 30, 2016.

The tables below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2017 to September 30, 2017 and January 1, 2016 to September 30, 2016 (in thousands):

Nine Months Ended September 30, 2017	Balance at December 31, 2016	Income Accretion	All Other Adjustments	Balance at September 30, 2017
Contractually required principal and interest	$1,940	$—	$(938)	$1,002
Contractual cash flows not expected to be collected (nonaccretable discount)	(352)	—	286	(66)
Cash flows expected to be collected	1,588	—	(652)	936
Interest component of expected cash flows (accretable yield)	(170)	51	15	(104)
Carrying amount of loans acquired with deteriorating credit quality	$1,418	$51	$(637)	$832

Nine Months Ended September 30, 2016	Balance at December 31, 2015	Income Accretion	All Other Adjustments	Balance at September 30, 2016
Contractually required principal and interest	$2,912	$—	$(480)	$2,432
Contractual cash flows not expected to be collected (nonaccretable discount)	(506)	—	99	(407)
Cash flows expected to be collected	2,406	—	(381)	2,025
Interest component of expected cash flows (accretable yield)	(311)	96	28	(187)
Carrying amount of loans acquired with deteriorating credit quality	$2,095	$96	$(353)	$1,838

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $55 thousand and $15 thousand during the nine months ended September 30, 2017 and 2016, respectively. The Corporation reversed $30 thousand of the allowance for losses during the nine months ended September 30, 2017. The Corporation did not reverse any allowance for loan losses during the nine months ended September 30, 2016.

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

The fair values of credit risk participations are based on credit default rate assumptions (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,584	$—	$15,584	$—
Mortgage-backed securities, residential	236,661	—	236,661	—
Obligations of states and political subdivisions	54,728	—	54,728	—
Corporate bonds and notes	242	—	242	—
SBA loan pools	4,485	—	4,485	—
Corporate stocks	526	194	332	—
Total available for sale securities	$312,226	$194	$312,032	$—

Trading assets	$909	$909	$—	$—
Derivative assets	670	—	670	—

Financial Liabilities:
Derivative liabilities	$741	$—	$670	$71

During the three months ended September 30, 2017, the Corporation transferred corporate bonds with a fair market value of $242 thousand from Level 3 to Level 2 due to the availability of pricing in secondary markets.

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

There were no transfers between Level 1 and Level 2 during the three and nine-month periods ended September 30, 2017. During the year ended December 31, 2016, the Corporation transferred corporate stocks with a fair market value of $158 thousand at the date of transfer (and $103 thousand at December 31, 2016) from Level 2 to Level 1 due to the corporation's stock becoming publicly listed.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended September 30, 2017 and September 30, 2016 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	2017	2016	2017	2016
Balance of recurring Level 3 assets at July 1	$252	$256	$(71)	$(120)
Derivative instruments entered into	—	—	—	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	—	26
Included in other comprehensive income	(10)	(1)	—	—
Transfers out of Level 3	(242)	—	—	—
Balance of recurring Level 3 assets at September 30	$—	$255	$(71)	$(94)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2017 and September 30, 2016 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	2017	2016	2017	2016
Balance of recurring Level 3 assets at January 1	$250	$248	$(68)	$(48)
Derivative instruments entered into	—	—	(1)	(25)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(2)	(21)
Included in other comprehensive income	(8)	7	—	—
Transfers out of Level 3	(242)	—	—	—
Balance of recurring Level 3 assets at September 30	$—	$255	$(71)	$(94)

The following table presents information related to Level 3 recurring fair value measurements at September 30, 2017 and December 31, 2016 (in thousands):

Description	Fair Value at September 30, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2017
Derivative liabilities	$71	Historical trend	Credit default rate	5.15% - 5.15% [5.15%]

Description	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Corporate bonds and notes	$250	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$68	Historical trend	Credit default rate	4.92% - 4.92% [4.92%]

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$85	$—	$—	$85
Commercial mortgages:
Commercial mortgages, other	3,157	—	—	3,157
Total impaired loans	$3,242	$—	$—	$3,242
Other real estate owned:
Residential mortgages	$179	$—	$—	$179
Total other real estate owned, net	$179	$—	$—	$179

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial mortgages:
Commercial mortgages, other	$2,631	$—	$—	$2,631
Consumer loans:
Home equity lines and loans	219	—	—	219
Total impaired loans	$2,850	$—	$—	$2,850
Other real estate owned:
Residential mortgages	$344	$—	$—	$344
Total other real estate owned, net	$344	$—	$—	$344

The following tables presents information related to Level 3 non-recurring fair value measurement at September 30, 2017 and December 31, 2016 (in thousands):

Description	Fair Value at September 30, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2017
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$85	Sales comparison	Discount to appraised value	36.07%-36.07% [36.07%]
Commercial mortgages:
Commercial mortgages, other	707	Sales comparison	Discount to appraised value	10.00% - 44.52% [20.34%]
	2,450	Income approach	Capitalization rate	9.00% - 10.00% [9.52%]
	$3,242

OREO:
Residential mortgages	$179	Sales comparison	Discount to appraised value	17.28% - 27.97% [20.73%]
	$179

Description	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Impaired loans:
Commercial mortgages:
Commercial mortgages, other	$2,631	Income approach	Capitalization rate	9.00% - 10.00% [9.52%]
Consumer loans:
Home equity lines and loans	219	Sales comparison	Discount to appraised value	22.98% - 22.98% [22.98%]
	$2,850

OREO:
Residential mortgages	$344	Sales comparison	Discount to appraised value	20.80% - 48.17% [30.50%]
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

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2017 and December 31, 2016, are as follows (in thousands):

	September 30, 2017
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$34,572	$34,572	$—	$—	$34,572
Interest-bearing deposits in other financial institutions	21,806	21,806	—	—	21,806
Trading assets	909	909	—	—	909
Securities available for sale	312,226	194	312,032	—	312,226
Securities held to maturity	3,865	—	1,831	2,030	3,861
FHLBNY and FRBNY stock	3,497	—	—	—	N/A
Loans, net	1,273,119	—	—	1,277,896	1,277,896
Loans held for sale	1,246	—	1,246	—	1,246
Accrued interest receivable	4,516	2	1,050	3,464	4,516
Derivative assets	670	—	670	—	670

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,410,836	$1,410,836	$—	$—	$1,410,836
Time deposits	126,182	—	126,445	—	126,445
Securities sold under agreements to repurchase	10,000	—	10,117	—	10,117
FHLBNY term advances	9,009	—	9,030	—	9,030
Accrued interest payable	184	21	163	—	184
Derivative liabilities	741	—	670	71	741
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

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended September 30, 2017 and 2016 were as follows (in thousands):

	2017	2016
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2017 and December 31, 2016 (in thousands):

	At September 30, 2017		At December 31, 2016
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,077	$5,975	$4,689
Other customer relationship intangibles	5,633	4,239	5,633	3,974
Total	$11,608	$9,316	$11,608	$8,663

Aggregate amortization expense was $0.2 million for both of the three month periods ended September 30, 2017 and 2016. Aggregate amortization expense was $0.7 million for both of the nine month periods ended September 30, 2017 and 2016.

The remaining estimated aggregate amortization expense at September 30, 2017 is listed below (in thousands):

Year	Estimated Expense
2017	$207
2018	734
2019	609
2020	484
2021	258
Total	$2,292

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Mortgage-backed securities, residential	$—	$12,536	$—	$—	$12,536
Excess collateral held	—	(2,536)	—	—	(2,536)
Gross amount of recognized liabilities for repurchase agreements	$—	$10,000	$—	$—	$10,000

	December 31, 2016
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$1,276	$—	$—	$1,276
Mortgage-backed securities, residential	13,092	9,664	14,244	—	37,000
Total	13,092	10,940	14,244	—	38,276
Excess collateral held	(5,486)	(940)	(4,244)	—	(10,670)
Gross amount of recognized liabilities for repurchase agreements	$7,606	$10,000	$10,000	$—	$27,606

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

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2017	$(615)	$(6,357)	$(6,972)
Other comprehensive income before reclassification	(324)	—	(324)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current period other comprehensive income (loss)	(324)	21	(303)
Balance at September 30, 2017	$(939)	$(6,336)	$(7,275)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2016	$3,152	$(10,687)	$(7,535)
Other comprehensive loss before reclassification	(456)	—	(456)
Amounts reclassified from accumulated other comprehensive income	(47)	233	186
Net current period other comprehensive income (loss)	(503)	233	(270)
Balance at September 30, 2016	$2,649	$(10,454)	$(7,805)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2017	$(4,356)	$(6,398)	$(10,754)
Other comprehensive income before reclassification	3,425	—	3,425
Amounts reclassified from accumulated other comprehensive income	(8)	62	54
Net current period other comprehensive gain	3,417	62	3,479
Balance at September 30, 2017	$(939)	$(6,336)	$(7,275)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2016	$210	$(11,152)	$(10,942)
Other comprehensive income before reclassification	3,051	—	3,051
Amounts reclassified from accumulated other comprehensive income	(612)	698	86
Net current period other comprehensive gain (loss)	2,439	698	3,137
Balance at September 30, 2016	$2,649	$(10,454)	$(7,805)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2017	2016
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(75)	Net gains (losses) on securities transactions
Tax effect	—	28	Income tax expense
Net of tax	—	(47)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(55)	(22)	Pension and other employee benefits
Actuarial losses (a)	88	396	Pension and other employee benefits
Tax effect	(12)	(141)	Income tax expense
Net of tax	21	233
Total reclassification for the period, net of tax	$21	$186
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 10 for additional information).

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2017	2016
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(12)	$(983)	Net gains (losses) on securities transactions
Tax effect	4	371	Income tax expense
Net of tax	(8)	(612)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(165)	(67)	Pension and other employee benefits
Actuarial losses (a)	264	1,188	Pension and other employee benefits
Tax effect	(37)	(423)	Income tax expense
Net of tax	62	698
Total reclassification for the period, net of tax	$54	$86
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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$21,664	$26,834	$38,246	$33,189
Unused lines of credit	1,870	202,020	610	208,124
Standby letters of credit	—	14,490	—	14,241

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

Subsequent to an appeal of the lower court determination, which was perfected in the Appellate Division, Third Department of State Supreme Court, on June 29, 2017, the Bank received Notice of Entry of the decision and Order of that Court which affirmed the lower court’s decision in favor of the plaintiff with damages to be determined at a later proceeding.  The Bank established an additional legal reserve in the amount of $850 thousand, in connection with this case, during the second quarter of 2017. The Bank’s total reserve with respect to this matter now stands at $2.3 million, including $0.2 million accrued for related expenses not yet paid. A motion to the Appellate Division for reargument or permission for leave to appeal to the Court of Appeals has been filed and a determination on that is pending.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 10    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$298	$—	$892
Interest cost on projected benefit obligation	403	470	1,209	1,410
Expected return on plan assets	(785)	(756)	(2,355)	(2,267)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	1	—	5
Amortization of unrecognized net loss	58	383	174	1,150
Net periodic pension cost (benefit)	$(324)	$396	$(972)	$1,190

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$11	$—	$32
Interest cost on projected benefit obligation	12	13	36	39
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	1	6	3	19
Net periodic supplemental pension cost	$13	$30	$39	$90

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$11	$—	$35
Interest cost on projected benefit obligation	3	18	11	53
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(23)	(165)	(72)
Amortization of unrecognized net loss	29	7	87	19
Net periodic postretirement, medical and life cost (benefit)	$(23)	$13	$(67)	$35

NOTE 11    SEGMENT REPORTING

The Corporation manages its operations through two primary business segments:  core banking and WMG.  The core banking segment provides revenues by attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the Corporation’s local markets, and to invest in securities.  The WMG services segment provides revenues by providing trust and investment advisory services to clients.

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

	Three months ended September 30, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$15,487	$—	$10	$15,497
Interest expense	734	—	—	734
Net interest income	14,753	—	10	14,763
Provision for loan losses	1,289	—	—	1,289
Net interest income after provision for loan losses	13,464	—	10	13,474
Other non-interest income	2,989	2,147	30	5,166
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	11,651	1,370	255	13,276
Income (loss) before income tax expense (benefit)	4,802	777	(215)	5,364
Income tax expense (benefit)	1,457	295	(42)	1,710
Segment net income (loss)	$3,345	$482	$(173)	$3,654

	Three months ended September 30, 2016
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$14,022	$—	$3	$14,025
Interest expense	985	—	—	985
Net interest income	13,037	—	3	13,040
Provision for loan losses	1,050	—	—	1,050
Net interest income after provision for loan losses	11,987	—	3	11,990
Other non-interest income	3,240	2,027	168	5,435
Legal accruals and settlements	—	—	—	—
Other non-interest expenses	11,888	1,293	290	13,471
Income (loss) before income tax expense (benefit)	3,339	734	(119)	3,954
Income tax expense (benefit)	974	277	(42)	1,209
Segment net income (loss)	$2,365	$457	$(77)	$2,745

	Nine months ended September 30, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$44,478	$—	$17	$44,495
Interest expense	2,288	—	—	2,288
Net interest income	42,190	—	17	42,207
Provision for loan losses	2,750	—	—	2,750
Net interest income after provision for loan losses	39,440	—	17	39,457
Other non-interest income	8,228	6,525	282	15,035
Legal settlements	850	—	—	850
Other non-interest expenses	34,795	4,142	866	39,803
Income (loss) before income tax expense (benefit)	12,023	2,383	(567)	13,839
Income tax expense (benefit)	3,523	904	(177)	4,250
Segment net income (loss)	$8,500	$1,479	$(390)	$9,589

Segment assets	$1,721,571	$4,112	$5,999	$1,731,682

	Nine months ended September 30, 2016
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$41,893	$—	$6	$41,899
Interest expense	2,866	—	—	2,866
Net interest income	39,027	—	6	39,033
Provision for loan losses	2,033	—	—	2,033
Net interest income after provision for loan losses	36,994	—	6	37,000
Other non-interest income	9,516	6,240	496	16,252
Legal accruals and settlements	1,200	—	—	1,200
Other non-interest expenses	36,605	4,251	993	41,849
Income (loss) before income tax expense (benefit)	8,705	1,989	(491)	10,203
Income tax expense (benefit)	2,591	751	(212)	3,130
Segment net income (loss)	$6,114	$1,238	$(279)	$7,073

Segment assets	$1,721,739	$4,398	$2,728	$1,728,865

NOTE 12    STOCK COMPENSATION

Board of Directors' Stock Compensation

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

During January 2017 and 2016, 7,880 and 9,532 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $68 thousand and $65 thousand related to this compensation was recognized during the three-month periods ended September 30, 2017 and 2016, respectively. An expense of $222 thousand and $200 thousand related to this compensation was recognized during the nine month periods ended September 30, 2017 and 2016, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended September 30, 2017 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2017	22,240	$29.96
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Nonvested at September 30, 2017	22,240	$29.96

A summary of restricted stock activity for the nine month period ended September 30, 2017 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2017	23,794	$29.90
Granted	—	—
Vested	(415)	26.59
Forfeited or cancelled	(1,139)	29.97
Nonvested at September 30, 2017	22,240	$29.96

As of September 30, 2017, there was $504 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.21 years.  The total fair value of shares vested was $16 thousand and $17 thousand for the nine month periods ended September 30, 2017 and 2016, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the nine months ended September 30, 2017 and 2016.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2016 Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and Part I, Item 1A, Risk Factors, on pages 17–22 of the Corporation’s 2016 Annual Report.  For a discussion of use of non-GAAP financial measures, see pages 60–63 of the Corporation's 2016 Annual Report or pages 70-73 in this Form 10-Q.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2017	2017	2017	2016	2016	2017	2016
RESULTS OF OPERATIONS
Interest income	$15,497	$14,684	$14,314	$14,269	$14,025	$44,495	$41,899
Interest expense	734	734	820	973	985	2,288	2,866
Net interest income	14,763	13,950	13,494	13,296	13,040	42,207	39,033
Provision for loan losses	1,289	421	1,040	404	1,050	2,750	2,033
Net interest income after provision for loan losses	13,474	13,529	12,454	12,892	11,990	39,457	37,000
Non-interest income	5,166	5,022	4,847	4,897	5,435	15,035	16,252
Non-interest expense	13,276	14,332	13,045	13,561	13,471	40,653	43,049
Income before income tax expense	5,364	4,219	4,256	4,228	3,954	13,839	10,203
Income tax expense	1,710	1,263	1,277	1,274	1,209	4,250	3,130
Net income	$3,654	$2,956	$2,979	$2,954	$2,745	$9,589	$7,073

Basic and diluted earnings per share	$0.76	$0.62	$0.62	$0.62	$0.58	$2.00	$1.49
Average basic and diluted shares outstanding	4,802	4,797	4,790	4,773	4,765	4,796	4,758

PERFORMANCE RATIOS
Return on average assets	0.85%	0.69%	0.71%	0.69%	0.65%	0.75%	0.57%
Return on average equity	9.46%	7.90%	8.24%	8.20%	7.55%	8.54%	6.62%
Return on average tangible equity (a)	11.24%	9.43%	9.90%	9.92%	9.14%	10.21%	8.05%
Efficiency ratio (a) (b)	64.83%	69.28%	69.25%	72.63%	71.28%	67.72%	75.03%
Non-interest expense to average assets	3.09%	3.34%	3.12%	3.18%	3.20%	3.18%	3.47%
Loans to deposits	83.85%	82.14%	79.93%	82.42%	80.62%	83.85%	80.62%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.34%	4.18%	4.19%	4.16%	4.16%	4.24%	4.18%
Yield on investments	2.16%	2.01%	2.00%	1.75%	1.73%	2.05%	1.86%
Yield on interest-earning assets	3.86%	3.65%	3.66%	3.57%	3.58%	3.72%	3.63%
Cost of interest-bearing deposits	0.20%	0.20%	0.20%	0.21%	0.21%	0.20%	0.21%
Cost of borrowings	2.95%	2.82%	3.04%	3.13%	3.15%	2.95%	2.97%
Cost of interest-bearing liabilities	0.27%	0.26%	0.30%	0.35%	0.36%	0.27%	0.35%
Interest rate spread	3.59%	3.39%	3.36%	3.22%	3.22%	3.45%	3.28%
Net interest margin, fully taxable equivalent	3.68%	3.47%	3.45%	3.33%	3.33%	3.53%	3.38%

CAPITAL
Total equity to total assets at end of period	8.91%	8.84%	8.54%	8.67%	8.38%	8.91%	8.38%
Tangible equity to tangible assets at end of period (a)	7.62%	7.53%	7.23%	7.29%	7.03%	7.62%	7.03%

Book value per share	$32.11	$31.67	$30.93	$30.07	$30.37	$32.11	$30.37
Tangible book value per share	27.09	26.60	25.81	24.89	25.13	27.09	25.13
Period-end market value per share	47.10	40.88	39.50	36.35	28.99	47.10	28.99
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.78	0.78

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,259,919	$1,237,189	$1,215,445	$1,210,922	$1,199,367	$1,237,681	$1,189,105
Earning assets	1,615,833	1,634,955	1,605,460	1,607,287	1,577,348	1,618,788	1,559,500
Total assets	1,707,111	1,723,664	1,694,199	1,699,059	1,674,492	1,708,360	1,656,313
Deposits	1,512,685	1,532,819	1,495,724	1,483,348	1,456,622	1,513,804	1,439,497
Total equity	153,244	150,155	146,642	143,388	144,631	150,038	142,745
Tangible equity (a)	129,024	125,720	121,988	118,502	119,504	125,603	117,372

ASSET QUALITY
Net charge-offs	$699	$277	$333	$1,476	$393	$1,309	$968

Non-performing loans (d)	14,028	15,208	12,914	12,043	12,903	14,028	12,903
Non-performing assets (e)	14,216	15,545	13,251	12,431	13,270	14,216	13,270
Allowance for loan losses	15,694	15,104	14,960	14,253	15,325	15,694	15,325

Annualized net charge-offs to average loans	0.22%	0.09%	0.11%	0.48%	0.13%	0.14%	0.11%
Non-performing loans to total loans	1.09%	1.21%	1.05%	1.00%	1.06%	1.09%	1.06%
Non-performing assets to total assets	0.82%	0.90%	0.76%	0.75%	0.77%	0.82%	0.77%
Allowance for loan losses to total loans	1.22%	1.21%	1.21%	1.19%	1.26%	1.22%	1.26%
Allowance for loan losses to non-performing loans	111.88%	99.32%	115.84%	118.35%	118.77%	111.88%	118.77%

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 70-73 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,
	2017	2016	Change	Percentage Change
Net interest income	$14,763	$13,040	$1,723	13.2%
Non-interest income	5,166	5,435	(269)	(4.9)%
Non-interest expense	13,276	13,471	(195)	(1.4)%
Pre-provision income	6,653	5,004	1,649	33.0%
Provision for loan losses	1,289	1,050	239	22.8%
Income tax expense	1,710	1,209	501	41.4%
Net income	$3,654	$2,745	$909	33.1%

Basic and diluted earnings per share	$0.76	$0.58	$0.18	31.0%

Selected financial ratios:
Return on average assets	0.85%	0.65%
Return on average equity	9.46%	7.55%
Net interest margin, fully taxable equivalent	3.68%	3.33%
Efficiency ratio	64.83%	71.28%
Non-interest expenses to average assets	3.09%	3.20%

Net income for the third quarter of 2017 was $3.7 million, or $0.76 per share, compared with a net income of $2.7 million, or $0.58 per share, for the same period in the prior year.  Return on average equity for the quarter was 9.46%, compared with 7.55% for the prior year quarter.  The increase in net income was driven by an increase in net interest income and a reduction in non-interest expense, offset by a decrease in non-interest income and increases in the provision for loan losses and income tax expense.

Net interest income
Net interest income increased $1.7 million, or 13.2%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio, taxable and tax exempt securities, and interest-bearing deposits and decreases in interest expense on deposits, securities sold under agreements to repurchase, and borrowed funds.

Non-interest income
Non-interest income decreased $0.3 million, or 4.9%, compared to the same period in the prior year.  The decrease was due primarily to a decrease in interchange revenue from debit card transactions.

Non-interest expenses
Non-interest expenses decreased $0.2 million, or 1.4%, compared to the prior year quarter.  The decrease was due primarily to a decrease in pension and other employee benefits, offset by increases in salaries and wages, marketing and advertising, and other non-interest expense. For the three months ended September 30, 2017, non-interest expense to average assets was 3.09%, compared with 3.20% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.2 million, or 22.8%, compared to the same period in the prior year.  The increase was due primarily to growth in the commercial mortgages and indirect consumer loan portfolios and additional reserves on problem assets previously identified during the three months ended September 30, 2017. Net charge-offs increased $0.3 million, compared with the same period in the prior year.

Income tax expense
Income tax expensed increased $0.5 million, or 41.4%, compared to the prior year quarter. The increase was due primarily to higher income before income tax expense, offset by an increase in the income generated by CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Nine Months Ended September 30,
	2017	2016	Change	Percentage Change
Net interest income	$42,207	$39,033	$3,174	8.1%
Non-interest income	15,035	16,252	(1,217)	(7.5)%
Non-interest expense	40,653	43,049	(2,396)	(5.6)%
Pre-provision income	16,589	12,236	4,353	35.6%
Provision for loan losses	2,750	2,033	717	35.3%
Income tax expense	4,250	3,130	1,120	35.8%
Net income	$9,589	$7,073	$2,516	35.6%

Basic and diluted earnings per share	$2.00	$1.49	$0.51	34.2%

Selected financial ratios:
Return on average assets	0.75%	0.57%
Return on average equity	8.54%	6.62%
Net interest margin, fully taxable equivalent	3.53%	3.38%
Efficiency ratio	67.72%	75.03%
Non-interest expense to average assets	3.18%	3.47%

Net income for the nine months ended September 30, 2017 was $9.6 million, or $2.00 per share, compared with a net income of $7.1 million, or $1.49 per share, for the same period in the prior year.  Return on average equity for the nine months ended September 30, 2017 was 8.54%, compared with 6.62% for the same period in the prior year.  The increase in net income from the prior year was driven by an increase in net interest income and a reduction in non-interest expense, offset by a decrease in non-interest income and increases in the provision for loan losses and income tax expense.

Net interest income
Net interest income increased $3.2 million, or 8.1%, compared with the same period in the prior year. The increase was due primarily to interest income from the commercial loan portfolio, taxable and tax exempt securities, and interest-bearing deposits and decreases in interest expense on securities sold under agreements to repurchase and borrowed funds.

Non-interest income
Non-interest income decreased $1.2 million, or 7.5%, compared to the same period in the prior year.  The decrease was due primarily to net gains on securities transactions during the first quarter of 2016 and decreases in service charges on deposit accounts, interchange revenue from debit card transactions, and other non-interest income, offset by an increase in WMG fee income.

Non-interest expenses
Non-interest expenses decreased $2.4 million, or 5.6%, compared to the same period in the prior year.  The decrease was due primarily to decreases in pension and other employee benefits, net occupancy expense, furniture and equipment, data processing expense, professional services, legal accruals and settlements, marketing and advertising, and other real estate owned expense, offset by increases in salaries and wages and other non-interest expense. For the nine months ended September 30, 2017, non-interest expense to average assets was 3.18%, compared with 3.47% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.7 million, or 35.3%, compared to the same period in the prior year.  The increase was due primarily to growth in the commercial mortgages and indirect loan portfolios and additional reserves on problem assets previously identified during the nine months ended September 30, 2017.  Net charge-offs increased $0.3 million, compared with the same period in the prior year.

Income tax expense
Income tax expensed increased $1.1 million, or 35.8%, compared to the same period in the prior year. The increase was due primarily to higher income before income tax expense, offset by an increase in the income generated by CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2017 and 2016. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 69 of this Form 10-Q and pages 60 of the Corporation’s 2016 Annual Report.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2017	2016	Change	Percentage Change
Interest and dividend income	$15,497	$14,025	$1,472	10.5%
Interest expense	734	985	(251)	(25.5)%
Net interest income	$14,763	$13,040	$1,723	13.2%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense accrued on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2017 totaled $14.8 million compared with $13.0 million for the same period in the prior year, an increase of $1.7 million, or 13.2%.  Fully taxable equivalent net interest margin was 3.68% for the three months ended September 30, 2017 compared with 3.33% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $38.5 million in interest-earning assets.  The yield on interest-earning assets increased 28 basis points, while the cost of interest-bearing liabilities decreased nine basis points compared to the same period in the prior year.  The increase in the yield on interest-earning assets can be mostly attributed to a 43 basis point increase in the yield on investments due to the reinvestment of maturing securities into higher yielding mortgage-backed and municipal securities, along with an 18 basis point increase in the yield on loans due to payoffs of nonaccrual loans and an increase in PRIME and LIBOR. The decline in the cost of interest-bearing liabilities can be attributed to a 20 basis point decline in the cost of borrowings due to the maturity of one $10.0 million FHLB term advance (4.60% rate) in December 2016 and one $10.0 million repurchase agreement (4.54% rate) in March 2017.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change	Percentage Change
Interest and dividend income	$44,495	$41,899	$2,596	6.2%
Interest expense	2,288	2,866	(578)	(20.2)%
Net interest income	$42,207	$39,033	$3,174	8.1%

Net interest income for the nine months ended September 30, 2017 totaled $42.2 million compared with $39.0 million for the same period in the prior year, an increase of $3.2 million, or 8.1%.  Fully taxable equivalent net interest margin was 3.53% for the nine months ended September 30, 2017 compared with 3.38% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $59.3 million in average interest-earning assets.  The yield on interest-earning assets increased nine basis points, while the cost of interest-bearing liabilities decreased eight basis points compared to the same period in the prior year. The increase in the yield on interest-earning assets can be mostly attributed to a 19 basis point increase in the yield on investments due to the reinvestment of maturing securities into higher yielding mortgage-backed and municipal securities, along with an six basis point increase in the yield on loans due to payoffs of nonaccrual loans and an increase in PRIME and LIBOR. The decline in the cost of interest-bearing liabilities can be attributed to a two basis point decline in the cost of borrowings due to the maturity of one $10.0 million FHLB term advance (4.60% rate) in December 2016 and one $10.0 million repurchase agreement (4.54% rate) in March 2017.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Commercial loans	$799,505	$9,037	4.48%	$741,515	$7,967	4.27%
Mortgage loans	199,396	1,963	3.91%	197,292	1,950	3.93%
Consumer loans	261,018	2,782	4.23%	260,559	2,623	4.00%
Taxable securities	271,529	1,371	2.00%	268,388	1,225	1.82%
Tax-exempt securities	57,127	467	3.24%	43,692	329	3.00%
Interest-bearing deposits	27,258	97	1.41%	65,902	85	0.51%
Total interest-earning assets	1,615,833	15,717	3.86%	1,577,348	14,179	3.58%

Non-earning assets:
Cash and due from banks	26,036			27,420
Premises and equipment, net	27,774			29,575
Other assets	53,944			50,397
Allowance for loan losses	(15,179)			(14,783)
AFS valuation allowance	(1,297)			4,535
Total assets	$1,707,111			$1,674,492

Interest-bearing liabilities:
Interest-bearing demand deposits	$138,364	$32	0.09%	$122,030	$27	0.09%
Savings and insured money market deposits	801,580	398	0.20%	769,855	392	0.20%
Time deposits	130,445	115	0.35%	154,618	142	0.37%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	25,405	189	2.95%	53,619	424	3.15%
Total interest-bearing liabilities	1,095,794	734	0.27%	1,100,122	985	0.36%

Non-interest-bearing liabilities:
Demand deposits	442,296			410,119
Other liabilities	15,777			19,620
Total liabilities	1,553,867			1,529,861
Shareholders' equity	153,244			144,631
Total liabilities and shareholders’ equity	$1,707,111			$1,674,492
Fully taxable equivalent net interest income		14,983			13,194
Net interest rate spread (1)			3.59%			3.22%
Net interest margin, fully taxable equivalent (2)			3.68%			3.33%
Taxable equivalent adjustment		(220)			(154)
Net interest income		$14,763			$13,040
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$780,120	$25,425	4.36%	$727,824	$23,617	4.33%
Mortgage loans	199,625	5,716	3.83%	196,799	5,806	3.94%
Consumer loans	257,936	8,082	4.19%	264,482	7,784	3.93%
Taxable securities	273,124	4,194	2.05%	277,346	3,947	1.90%
Tax-exempt securities	51,016	1,214	3.18%	45,824	1,042	3.04%
Interest-bearing deposits	56,967	445	1.04%	47,225	180	0.51%
Total interest-earning assets	1,618,788	45,076	3.72%	1,559,500	42,376	3.63%

Non-earning assets:
Cash and due from banks	25,456			26,867
Premises and equipment, net	28,208			29,696
Other assets	53,965			51,564
Allowance for loan losses	(14,866)			(14,592)
AFS valuation allowance	(3,191)			3,278
Total assets	$1,708,360			$1,656,313

Interest-bearing liabilities:
Interest-bearing demand deposits	$144,683	$98	0.09%	$132,988	$106	0.11%
Savings and insured money market deposits	802,700	1,168	0.19%	743,808	1,060	0.19%
Time deposits	136,359	366	0.36%	160,352	441	0.37%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	29,760	656	2.95%	56,605	1,259	2.97%
Total interest-bearing liabilities	1,113,502	2,288	0.27%	1,093,753	2,866	0.35%

Non-interest-bearing liabilities:
Demand deposits	430,062			402,349
Other liabilities	14,758			17,466
Total liabilities	1,558,322			1,513,568
Shareholders' equity	150,038			142,745
Total liabilities and shareholders’ equity	$1,708,360			$1,656,313
Fully taxable equivalent net interest income		42,788			39,510
Net interest rate spread (1)			3.45%			3.28%
Net interest margin, fully taxable equivalent (2)			3.53%			3.38%
Taxable equivalent adjustment		(581)			(477)
Net interest income		$42,207			$39,033
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2017 and 2016.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2017 vs. 2016
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,070	$657	$413
Mortgage loans	13	22	(9)
Consumer loans	159	5	154
Taxable investment securities	146	15	131
Tax-exempt investment securities	138	110	28
Interest-earning deposits	12	(72)	84
Total interest and dividend income, fully taxable equivalent	1,538	737	801

Interest expense on:
Interest-bearing demand deposits	5	5	—
Savings and insured money market deposits	6	6	—
Time deposits	(27)	(20)	(7)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(235)	(210)	(25)
Total interest expense	(251)	(219)	(32)
Net interest income, fully taxable equivalent	$1,789	$956	$833

	Nine Months Ended September 30, 2017 vs. 2016
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,808	$1,649	$159
Mortgage loans	(90)	79	(169)
Consumer loans	298	(199)	497
Taxable investment securities	247	(61)	308
Tax-exempt investment securities	172	95	77
Interest-earning deposits	265	44	221
Total interest and dividend income	2,700	1,607	1,093

Interest expense on:
Interest-bearing demand deposits	(8)	11	(19)
Savings and insured money market deposits	108	108	—
Time deposits	(75)	(63)	(12)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(603)	(595)	(8)
Total interest expense	(578)	(539)	(39)
Net interest income, fully taxable equivalent	$3,278	$2,146	$1,132

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for both the third quarter of 2017 and 2016 were $1.3 million and $1.1 million, respectively. The provision for loan losses for the nine months ended September 30, 2017 and 2016 were $2.8 million and $2.0 million, respectively. Net charge-offs for the third quarter of 2017 were $0.7 million compared with $0.4 million for the same period in the prior year. Net charge-offs for both nine months ended September 30, 2017 and 2016 were $1.3 million and $1.0 million, respectively. The increase in the provision for loan losses for the three months ended September 30, 2017, compared to the same period in the prior year, was due to increases in the commercial mortgage and indirect loan portfolios, an increase in loss factors in the indirect loan portfolio, and additional reserves on problem assets previously identified. The increase in the provision for loan losses for the nine months ended September 30, 2017, compared to the same period in the prior year, was due to increases in the commercial mortgage and indirect loan portfolios, an increase in loss factors in the indirect loan portfolio, and additional reserves on problem assets previously identified.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2017	2016	Change	Percentage Change
WMG fee income	$2,147	$2,027	$120	5.9%
Service charges on deposit accounts	1,269	1,361	(92)	(6.8)%
Interchange revenue from debit card transactions	925	1,203	(278)	(23.1)%
Net gains on securities transactions	—	75	(75)	(100.0)%
Net gains on sales of loans held for sale	71	115	(44)	(38.3)%
Net gains (losses) on sales of other real estate owned	30	10	20	200.0%
Income from bank owned life insurance	17	19	(2)	(10.5)%
CFS fee and commission income	139	108	31	28.7%
Other	568	517	51	9.9%
Total non-interest income	$5,166	$5,435	$(269)	(4.9)%

Total non-interest income for the third quarter of 2017 decreased $0.3 million compared with the same period in the prior year.  The decrease was mostly due to decreases in service charges on deposit accounts, interchange revenue from debit card transactions, and net gains on securities transactions, offset by an increase in WMG fee income.

WMG fee income
WMG fee income increased compared to the same period in the prior year due to an increase in assets under management or administration.

Service charges on deposit accounts
Service charges on deposit accounts decreased compared to the same period in the prior year due to a decrease in overdraft fees.

Interchange revenue from debit card transactions
Interchange revenue from debit card transactions decreased compared to the same period in the prior year due to a decline in the number of transactions.

Net gains on securities transactions
Net gains on securities transactions decreased compared to the same period in the prior year due to a $0.1 million net gain on the sale of $15.0 million of U.S. Government sponsored enterprises during the third quarter of 2016.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change	Percentage Change
WMG fee income	$6,525	$6,240	$285	4.6%
Service charges on deposit accounts	3,678	3,781	(103)	(2.7)%
Interchange revenue from debit card transactions	2,809	3,035	(226)	(7.4)%
Net gains on securities transactions	12	983	(971)	(98.8)%
Net gains on sales of loans held for sale	193	273	(80)	(29.3)%
Net gains (losses) on sales of other real estate owned	38	(6)	44	N/M
Income from bank owned life insurance	52	55	(3)	(5.5)%
CFS fee and commission income	452	445	7	1.6%
Other	1,276	1,446	(170)	(11.8)%
Total non-interest income	$15,035	$16,252	$(1,217)	(7.5)%

Total non-interest income for the nine months ended September 30, 2017 decreased $1.2 million compared with the same period in the prior year.  The decrease was mostly due to decreases in service charges on deposit accounts, interchange revenue from debit card transactions, net gains on securities transactions and other non-interest income, offset by an increase in WMG fee income.

WMG fee income
WMG fee income increased compared to the same period in the prior year due to an increase in assets under management or administration.

Service charges on deposit accounts
Service charges on deposit accounts decreased compared to the same period in the prior year due to decreases in overdraft fees and other service charges.

Interchange revenue from debit card transactions
Interchange revenue from debit card transactions decreased compared to the same period in the prior year due to a decline in the number of transactions.

Net gains on securities transactions
Net gains on securities transactions decreased compared to the same period in the prior year due to a $1.0 million net gain on the sale of $14.5 million of U.S. Treasuries and $15.0 million in obligations of U.S. Government sponsored enterprises during the nine months ended September 30, 2016.

Other
Other non-interest income decreased due to a decrease in rental income from other real estate owned.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2017	2016	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,480	$5,355	$125	2.3%
Pension and other employee benefits	992	1,573	(581)	(36.9)%
Total compensation expense	6,472	6,928	(456)	(6.6)%

Non-compensation expense:
Net occupancy expense	1,476	1,503	(27)	(1.8)%
Furniture and equipment expense	657	685	(28)	(4.1)%
Data processing expense	1,667	1,624	43	2.6%
Professional services	452	502	(50)	(10.0)%
Amortization of intangible assets	214	245	(31)	(12.7)%
Marketing and advertising expense	213	101	112	110.9%
Other real estate owned expense	4	41	(37)	(90.2)%
FDIC insurance	312	324	(12)	(3.7)%
Loan expense	165	162	3	1.9%
Other	1,644	1,356	288	21.2%
Total non-compensation expense	6,804	6,543	261	4.0%
Total non-interest expense	$13,276	$13,471	$(195)	(1.4)%

Total non-interest expense for the third quarter of 2017 decreased $0.2 million compared with the same period in the prior year.  The decrease was due to a decrease in compensation expense, offset by an increase in non-compensation expense.

Compensation expense
Compensation expense decreased compared to the same period in the prior year due to a decrease in pension and other employee benefits, offset by an increase in salaries and wages. The decrease in pension and other employee benefits can be mostly attributed to a $0.7 million decrease due to the freezing of accruals for the pension and post-retirement health care plans during the fourth quarter of 2016. The increase in salaries and wages can be attributed to annual merit increases that occur throughout the year.

Non-compensation expense
Non-compensation expense increased compared to the same period in the prior year due primarily to increases in marketing and advertising expense and other non-interest expense. The increase in marketing and advertising expense can be mostly attributed to timing. The increase in other non-interest expense can be mostly attributed to an increase in non-loan charge-offs and other non-interest expense.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change	Percentage Change
Compensation expense:
Salaries and wages	$16,177	$15,720	$457	2.9%
Pension and other employee benefits	3,417	4,894	(1,477)	(30.2)%
Total compensation expense	19,594	20,614	(1,020)	(4.9)%

Non-compensation expense:
Net occupancy expense	4,784	5,287	(503)	(9.5)%
Furniture and equipment expense	2,119	2,286	(167)	(7.3)%
Data processing expense	4,858	5,058	(200)	(4.0)%
Professional services	1,169	1,418	(249)	(17.6)%
Legal accruals and settlements	850	1,200	(350)	(29.2)%
Amortization of intangible assets	653	748	(95)	(12.7)%
Marketing and advertising expense	580	648	(68)	(10.5)%
Other real estate owned expense	35	150	(115)	(76.7)%
FDIC insurance	946	895	51	5.7%
Loan expense	447	462	(15)	(3.2)%
Other	4,618	4,283	335	7.8%
Total non-compensation expense	21,059	22,435	(1,376)	(6.1)%
Total non-interest expense	$40,653	$43,049	$(2,396)	(5.6)%

Total non-interest expense for the nine months ended September 30, 2017 decreased $2.4 million compared with the same period in the prior year.  The decrease was due to decreases in compensation expense and non-compensation expense.

Compensation expense
Compensation expense decreased compared to the same period in the prior year due to a decrease in pension and other employee benefits, offset by an increase in salaries and wages. The decrease in pension and other employee benefits can be mostly attributed to a $2.2 million decrease due to the freezing of accruals for the pension and post-retirement health care plans during the fourth quarter of 2016, offset by increases of $0.5 million in health care costs and $0.4 million in 401(k) contributions. The increase in salaries and wages can be attributed to annual merit increases that occur throughout the year.

Non-compensation expense
Non-compensation expense decreased compared to the same period in the prior year due primarily to decreases in net occupancy expense, furniture and equipment expense, data processing expense, professional services, legal accruals and settlements expense, and other real estate owned, offset by an increase in other non-interest expense. The decrease in net occupancy expense and furniture and equipment expense can be attributed to the closure of the branch office at 202 East State Street in Ithaca, NY at the end of May 2016, along with a net decrease in exit costs when comparing exit costs for the 120 Genesee Street branch in Auburn, NY in 2017 and exit costs associated with the closure of the 202 East State Street branch in 2016. The decrease in data processing expense can be attributed to the renegotiation of contracts and changing of vendors for certain data processing communication lines. The decrease in professional services can be mostly attributed to start-up costs associated with the establishment of CRM, which was completed in May 2016. The decrease in legal accruals and settlements expense can attributed to a decline in legal accruals and settlements expense for the Fane v. Chemung Canal Trust Company case from $1.2 million in 2016 to $0.9 million in 2017. The increase in other non-interest expense can be mostly attributed to increases in non-loan charge-offs and other various expense accounts.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2017	2016	Change	Percentage Change
Income before income tax expense	$5,364	$3,954	$1,410	35.7%
Income tax expense	1,710	1,209	501	41.4%
Effective tax rate	31.9%	30.6%

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

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change	Percentage Change
Income before income tax expense	$13,839	$10,203	$3,636	35.6%
Income tax expense	4,250	3,130	1,120	35.8%
Effective tax rate	30.7%	30.7%

The effective tax rate for the nine months ended September 30, 2017 and 2016 remained flat, which can be attributed to changes in the mix of income and expense subject to U.S. federal, state, and local income taxes, offset by an improvement in income before income taxes. These changes include an increase in the income generated by CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, and a tax exclusion for insurance premiums within CRM.

Financial Condition

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands):

	September 30, 2017	December 31, 2016	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$56,378	$74,162	$(17,784)	(24.0)%
Total investment securities	319,588	312,148	7,440	2.4%

Loans, net of deferred loan fees	1,288,813	1,200,290	88,523	7.4%
Allowance for loan losses	(15,694)	(14,253)	(1,441)	10.1%
Loans, net	1,273,119	1,186,037	87,082	7.3%

Goodwill and other intangible assets, net	24,116	24,769	(653)	(2.6)%
Other assets	58,481	60,063	(1,582)	(2.6)%
Total assets	$1,731,682	$1,657,179	$74,503	4.5%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,537,018	$1,456,343	$80,675	5.5%
FHLBNY advances and other debt	23,577	41,421	(17,844)	(43.1)%
Other liabilities	16,810	15,667	1,143	7.3%
Total liabilities	1,577,405	1,513,431	63,974	4.2%

Total shareholders’ equity	154,277	143,748	10,529	7.3%
Total liabilities and shareholders’ equity	$1,731,682	$1,657,179	$74,503	4.5%
Cash and cash equivalents
The decrease in cash and cash equivalents can be mostly attributed to increases in investment securities and loans, along with the maturity of one $10.0 million repurchase agreement during the first quarter of 2017 and the discontinuation of the Bank's customer repurchase agreement product during 2017, offset by an increase in deposits.

Investment securities
The increase in investment securities can be mostly attributed to additional purchases and a decline in the unrealized losses in the securities available for sale portfolio, offset by maturities and calls.

Loans, net
The increase in total loans can be attributed to increases of $69.1 million in commercial mortgages, $12.2 million in commercial and agriculture loans, $7.9 million in indirect consumer loans, and $0.6 million in other consumer loans, offset by a decrease of $1.3 million in residential mortgages. The increase in the allowance for loan losses can be mostly attributed to an increase in the commercial loan and indirect loan portfolios and additional reserves on problem assets previously identified.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The decrease in other assets can be mostly attributed to a decline in premises and equipment, net.

Deposits
The increase in deposits can be attributed to increases of $32.0 million in non-interest bearing demand deposits, $19.3 million in interest-bearing demand deposits, $37.8 million in money market accounts, and $9.5 million in savings deposits. Partially offsetting the increases noted above was a decrease of $17.9 million in time deposits. The changes in money market accounts and demand deposits can be mostly attributed to new municipal clients, along with the seasonal inflow of deposits from existing municipal clients, and commercial clients.

FHLBNY advances and other debt
The decrease in FHLBNY advances and other debt can be mostly attributed to the maturity of one $10.0 million repurchase agreement during the first quarter of 2017 and discontinuation of the Bank's customer repurchase agreement product during 2017.

Other liabilities
The increase in other liabilities can be mostly attributed to the legal reserve for the Fane v. Chemung Canal Trust Company case.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $9.6 million, a $0.5 million increase in additional paid in capital, a reduction of $0.7 million in treasury stock, and a decrease of $3.5 million in accumulated other comprehensive loss, mostly attributable to the increase in the fair market value of the securities portfolio, offset by $3.7 million in dividends declared during the year.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.890 billion at September 30, 2017, including $345.0 million of assets held under management or administration for the Corporation, compared with $1.721 billion at December 31, 2016, including $294.9 million of assets held under management or administration for the Corporation, an increase of $169.3 million, or 9.8%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	September 30, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$15,494	$15,584	5.0%	$17,300	$17,455	5.8%
Mortgage-backed securities, residential and collateralized mortgage obligations	239,074	236,661	75.8%	253,156	245,866	81.0%
Obligations of states and political subdivisions	54,144	54,728	17.5%	38,843	38,740	12.8%
Other securities	5,027	5,253	1.7%	1,102	1,341	0.4%
Total	$313,739	$312,226	100.0%	$310,401	$303,402	100.0%

The available for sale segment of the securities portfolio totaled $312.2 million at September 30, 2017, an increase of $8.8 million, or 2.9%, from $303.4 million at December 31, 2016.  The increase can be mostly attributed to additional purchases of obligations of states and political subdivisions and a decline in unrealized losses, offset by maturities and calls.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $3.9 million at September 30, 2017, a decrease of $0.8 million, or 17.9%, from $4.7 million at December 31, 2016.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment for the periods indicated, and the dollar and percent change from December 31, 2016 to September 30, 2017 (in thousands):

LOANS
	September 30, 2017	December 31, 2016	Dollar Change	Percentage Change
Commercial and agricultural	$188,789	$176,561	$12,228	6.9%
Commercial mortgages	637,765	568,656	69,109	12.2%
Residential mortgages	197,210	198,493	(1,283)	(0.6)%
Indirect consumer loans	147,426	139,572	7,854	5.6%
Other consumer loans	117,623	117,008	615	0.5%
Total loans, net of deferred loan fees	$1,288,813	$1,200,290	$88,523	7.4%

Portfolio loans totaled $1.289 billion at September 30, 2017, an increase of $88.5 million, or 7.4%, from $1.200 billion at December 31, 2016.  The increase in loans can be attributed to increases of $12.2 million in commercial and agricultural loans, $69.1 million in commercial mortgages, $7.9 million in indirect consumer loans, and $0.6 million in other consumer loans, offset by a decrease of $1.3 million in residential mortgages. The growth in commercial and agriculture and commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.

Residential mortgage loans totaled $197.2 million at September 30, 2017, a decrease of $1.3 million, or 0.6%, from December 31, 2016.  In addition, during the nine months ended September 30, 2017, $9.3 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.2 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	September 30, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Chemung Canal Trust Company*	$626,708	$636,836	$683,137	$724,099	$687,256
Capital Bank Division	662,105	563,454	485,496	397,475	308,610
Total loans	$1,288,813	$1,200,290	$1,168,633	$1,121,574	$995,866
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At September 30, 2017 and December 31, 2016, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 47.1% and 43.9% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2017 and December 31, 2016.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	September 30, 2017	December 31, 2016
Non-accrual loans	$6,867	$7,649
Non-accrual troubled debt restructurings	7,161	4,394
Total non-performing loans	14,028	12,043
Other real estate owned	188	388
Total non-performing assets	$14,216	$12,431

Ratio of non-performing loans to total loans	1.09%	1.00%
Ratio of non-performing assets to total assets	0.82%	0.75%
Ratio of allowance for loan losses to non-performing loans	111.88%	118.35%

Accruing loans past due 90 days or more (1)	$21	$13
Accruing troubled debt restructurings (1)	2,022	5,839
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $14.0 million at September 30, 2017, or 1.09% of total loans, compared with $12.0 million at December 31, 2016, or 1.00% of total loans. The increase in non-performing loans at September 30, 2017 was primarily in commercial mortgage segment and related to one large commercial loan, offset by decreases in the residential mortgage and consumer segments. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $14.2 million, or 0.82% of total assets, at September 30, 2017, compared with $12.4 million, or 0.75% of total assets, at December 31, 2016. As noted above, the increase in non-performing assets was primarily due to the commercial mortgage segment of the loan portfolio.

Not included in non-performing loan totals are $0.8 million of acquired loans that the Corporation has identified as PCI loans.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $21.0 thousand at September 30, 2017, an increase of $8.0 thousand from December 31, 2016.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of September 30, 2017, the Corporation had $7.2 million of non-accrual TDRs compared with $4.4 million as of December 31, 2016.  As of September 30, 2017, the Corporation had $2.0 million of accruing TDRs compared with $5.8 million as of December 31, 2016.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at September 30, 2017 totaled $12.2 million, including TDRs of $9.2 million, compared to $12.9 million at December 31, 2016, including TDRs of $10.2 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to a decrease in commercial mortgage loans.  Included in the recorded investment of impaired loans at September 30, 2017, are loans totaling $5.2 million for which impairment allowances of $1.2 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2016, the impaired loan total included $2.6 million of loans for which specific impairment allowances of $0.9 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $15.7 million at September 30, 2017, up from $14.3 million at December 31, 2016.  The ratio of allowance for loan losses to total loans was 1.22% at September 30, 2017, up from 1.19% at December 31, 2016.  Net charge-offs for both the nine months ended September 30, 2017 and 2016 were $1.3 million and $1.0 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the nine months ended September 30, 2017 and 2016 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$14,253	$14,260

Charge-offs:
Commercial and agricultural	96	121
Commercial mortgages	154	52
Residential mortgages	193	65
Consumer loans	1,265	995
Total charge-offs	1,708	1,233

Recoveries:
Commercial and agricultural	95	65
Commercial mortgages	4	10
Residential mortgages	30	—
Consumer loans	270	190
Total recoveries	399	265

Net charge-offs	1,309	968
Provision for loan losses	2,750	2,033
Balance at end of period	$15,694	$15,325

Ratio of net charge-offs to average loans outstanding	0.14%	0.11%
Ratio of allowance for loan losses to total loans outstanding	1.22%	1.26%

Deposits

The table below summarizes the Corporation’s deposit composition by segment for the periods indicated, and the dollar and percent change from December 31, 2016 to September 30, 2017 (in thousands):

DEPOSITS
	September 30, 2017	December 31, 2016	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$449,841	$417,812	$32,029	7.7%
Interest-bearing demand deposits	156,094	136,826	19,268	14.1%
Insured money market accounts	586,795	548,963	37,832	6.9%
Savings deposits	218,106	208,636	9,470	4.5%
Time deposits	126,182	144,106	(17,924)	(12.4)%
Total	$1,537,018	$1,456,343	$80,675	5.5%

Deposits totaled $1.537 billion at September 30, 2017 compared with $1.456 billion at December 31, 2016, an increase of $80.7 million, or 5.5%. The increase was attributable to increases of $32.0 million in non-interest bearing demand deposits, $19.3 million in interest-bearing demand deposits, $37.8 million in money market accounts, and $9.5 million in savings deposits. These items were offset by a decrease of $17.9 million in time deposits. The changes in money market accounts can be attributed to new municipal clients, along with the seasonal inflow of deposits from current municipal clients, and commercial clients  At September 30, 2017, demand deposit and money market accounts comprised 77.6% of total deposits compared with 75.8% at December 31, 2016.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Chemung Canal Trust Company*	$1,323,713	$1,249,870	$1,219,282	$1,119,377	$1,097,920
Capital Bank Division	213,305	206,473	181,013	160,637	168,336
Total loans	$1,537,018	$1,456,343	$1,400,295	$1,280,014	$1,266,256
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of September 30, 2017 and December 31, 2016. Deposits obtained through the CDARS and ICS programs were $242.4 million and $203.7 million as of September 30, 2017 and December 31, 2016, respectively.  The increase in CDARS and ICS deposits was due to the Corporation offering the programs to new municipal clients, in addition to the seasonal inflow of current municipal client balances.

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

Borrowings

Borrowings decreased $17.7 million from $36.7 million at December 31, 2016 to $19.0 million at September 30, 2017, mostly attributed to a decline in securities sold under agreements to repurchase. Securities sold under agreements to repurchase decreased $17.6 million from $27.6 million at December 31, 2016 to $10.0 million at September 30, 2017.  The decrease in securities sold under agreements to repurchase was related to the maturity of one $10.0 million repurchase agreement and the discontinuation of the Bank's customer repurchase agreement product during 2017.

Shareholders’ Equity

Shareholders’ equity was $154.3 million at September 30, 2017 compared with $143.7 million at December 31, 2016.  The increase was primarily due to earnings of $9.6 million, a $0.5 million increase in additional paid in capital, a reduction of $0.7 million in treasury stock, and a decrease of $3.5 million in accumulated other comprehensive loss, offset by $3.7 million in dividends declared during the nine months ended September 30, 2017.  The total shareholders’ equity to total assets ratio was 8.91% at September 30, 2017 compared with 8.67% at December 31, 2016.  The tangible equity to tangible assets ratio was 7.62% at September 30, 2017 compared with 7.29% at December 31, 2016.  Book value per share increased to $32.11 at September 30, 2017 from $30.07 at December 31, 2016.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of September 30, 2017, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $126.2 million and $131.6 million at September 30, 2017 and December 31, 2016, respectively.  The Corporation also had a total of $38.0 million of unsecured lines of credit with five different financial institutions, all of which was available at September 30, 2017. The Corporation had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at December 31, 2016.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$16,585	$19,781
Net cash (used in) provided by investing activities	(93,954)	(3,218)
Net cash provided by financing activities	59,585	92,756
Net increase (decrease) in cash and cash equivalents	$(17,784)	$109,319

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first nine months of 2017 and 2016 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the first nine months of 2017 predominantly resulted from a net increase in loans and purchases of securities, offset by sales, calls, maturities, and principal collected in securities available for sale. Cash used in investing activities during the first nine months of 2016 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the first nine months of 2017 and 2016 predominantly resulted from a net increase in deposits, offset by the decrease in repurchase agreements and the redemption of FHLBNY overnight advances that were no longer needed with the inflow of municipal deposits in 2016.
.

Capital Resources

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the

Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of September 30, 2017, the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2017 and December 31, 2016, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2017, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The regulatory capital ratios as of September 30, 2017 and December 31, 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios, for the periods indicated, were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$153,705	12.08%	$101,810	8.00%	$117,718	9.250%	N/A	N/A
Bank	$147,032	11.57%	$101,685	8.00%	$117,573	9.250%	$127,106	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$137,894	10.84%	$76,358	6.00%	$92,265	7.250%	N/A	N/A
Bank	$131,306	10.33%	$76,264	6.00%	$92,152	7.250%	$101,685	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$137,894	10.84%	$57,268	4.50%	$73,176	5.750%	N/A	N/A
Bank	$131,306	10.33%	$57,198	4.50%	$73,086	5.750%	$82,619	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$137,894	8.18%	$67,432	4.00%	N/A	N/A	N/A	N/A
Bank	$131,306	7.81%	$67,270	4.00%	N/A	N/A	$84,088	5.00%

	Actual		Required To Be Adequately Capitalized		Minimum Capital Adequacy with Capital Buffer		Required To Be Well Capitalized
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$145,269	12.14%	$95,748	8.00%	$103,229	8.625%	N/A	N/A
Bank	$140,020	11.71%	$95,640	8.00%	$103,112	8.625%	$119,550	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$71,811	6.00%	$79,292	6.625%	N/A	N/A
Bank	$125,736	10.52%	$71,730	6.00%	$79,202	6.625%	$95,640	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$53,858	4.50%	$61,339	5.125%	N/A	N/A
Bank	$125,736	10.52%	$53,798	4.50%	$61,270	5.125%	$77,708	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$130,911	7.81%	$67,031	4.00%	N/A	N/A	N/A	N/A
Bank	$125,736	7.52%	$66,919	4.00%	N/A	N/A	$83,649	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At September 30, 2017, the Bank could, without prior approval, declare dividends of approximately $17.3 million.

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2017	2017	2016	2016	2017	2016
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$14,763	$13,950	$13,494	$13,296	$13,040	$42,207	$39,033
Fully taxable equivalent adjustment	220	192	169	154	154	581	477
Fully taxable equivalent net interest income (non-GAAP)	$14,983	$14,142	$13,663	$13,450	$13,194	$42,788	$39,510

Non-interest income (GAAP)	$5,166	$5,022	$4,847	$4,897	$5,435	$15,035	$16,252
Less: net (gains) losses on security transactions	—	(12)	—	(4)	(75)	(12)	(983)
Adjusted non-interest income (non-GAAP)	$5,166	$5,010	$4,847	$4,893	$5,360	$15,023	$15,269

Non-interest expense (GAAP)	$13,276	$14,332	$13,045	$13,561	$13,471	$40,653	$43,049
Less: amortization of intangible assets	(214)	(213)	(226)	(238)	(245)	(653)	(748)
Less: legal reserve	—	(850)	—	—	—	(850)	(1,200)
Adjusted non-interest expense (non-GAAP)	$13,062	$13,269	$12,819	$13,323	$13,226	$39,150	$41,101

Average interest-earning assets (GAAP)	$1,615,833	$1,634,955	$1,605,460	$1,607,287	$1,577,348	$1,618,788	$1,559,500

Net interest margin - fully taxable equivalent (non-GAAP)	3.68%	3.47%	3.45%	3.33%	3.33%	3.53%	3.38%
Efficiency ratio (non-GAAP)	64.83%	69.28%	69.25%	72.63%	71.28%	67.72%	75.03%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2017	2017	2016	2016	2017	2016
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$154,277	$151,962	$148,257	$143,748	$144,812	$154,277	$144,812
Less: intangible assets	(24,116)	(24,330)	(24,543)	(24,769)	(25,007)	(24,116)	(25,007)
Tangible equity (non-GAAP)	$130,161	$127,632	$123,714	$118,979	$119,805	$130,161	$119,805

Total assets (GAAP)	$1,731,682	$1,718,572	$1,736,100	$1,657,179	$1,728,865	$1,731,682	$1,728,865
Less: intangible assets	(24,116)	(24,330)	(24,543)	(24,769)	(25,007)	(24,116)	(25,007)
Tangible assets (non-GAAP)	$1,707,566	$1,694,242	$1,711,557	$1,632,410	$1,703,858	$1,707,566	$1,703,858

Total equity to total assets at end of period (GAAP)	8.91%	8.84%	8.54%	8.67%	8.38%	8.91%	8.38%
Book value per share (GAAP)	$32.11	$31.67	$30.93	$30.07	$30.37	$32.11	$30.37

Tangible equity to tangible assets at end of period (non-GAAP)	7.62%	7.53%	7.23%	7.29%	7.03%	7.62%	7.03%
Tangible book value per share (non-GAAP)	$27.09	$26.60	$25.81	$24.89	$25.13	$27.09	$25.13

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except ratio data)	2017	2017	2017	2016	2016	2017	2016
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$153,244	$150,155	$146,642	$143,388	$144,631	$150,038	$142,745
Less: average intangible assets	(24,220)	(24,435)	(24,654)	(24,886)	(25,127)	(24,435)	(25,373)
Average tangible equity (non-GAAP)	$129,024	$125,720	$121,988	$118,502	$119,504	$125,603	$117,372

Return on average equity (GAAP)	9.46%	7.90%	8.24%	8.20%	7.55%	8.54%	6.62%
Return on average tangible equity (non-GAAP)	11.24%	9.43%	9.90%	9.92%	9.14%	10.21%	8.05%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2017	2017	2016	2016	2017	2016
NON-GAAP NET INCOME
Reported net income (GAAP)	$3,654	$2,956	$2,979	$2,954	$2,745	$9,589	$7,073
Net (gains) losses on security transactions (net of tax)	—	(8)	—	(2)	(47)	(8)	(612)
Legal reserve (net of tax)	—	528	—	—	—	528	747
Non- GAAP net income	$3,654	$3,476	$2,979	$2,952	$2,698	$10,109	$7,208

Average basic and diluted shares outstanding	4,802	4,797	4,790	4,773	4,765	4,796	4,758

Reported basic and diluted earnings per share (GAAP)	$0.76	$0.62	$0.62	$0.62	$0.58	$2.00	$1.49
Reported return on average assets (GAAP)	0.85%	0.69%	0.71%	0.69%	0.65%	0.75%	0.57%
Reported return on average equity (GAAP)	9.46%	7.90%	8.24%	8.20%	7.55%	8.54%	6.62%

Non-GAAP basic and diluted earnings per share	$0.76	$0.72	$0.62	$0.62	$0.57	$2.10	$1.51
Non-GAAP return on average assets	0.85%	0.81%	0.71%	0.69%	0.64%	0.79%	0.58%
Non-GAAP return on average equity	9.46%	9.29%	8.24%	8.19%	7.42%	9.01%	6.75%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At September 30, 2017, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 10.43% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 8.37%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 5.65% and 12.69%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At September 30, 2017, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 13.30% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 4.15%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 6.13% and 6.38%, respectively.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2017 pursuant to Rule 13a-15 of the Exchange, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2017.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/17-7/31/17	—	$—	—	121,906
8/1/17-8/31/17	—	—	—	121,906
9/1/17-9/30/17	—	—	—	121,906
Quarter ended 9/30/17	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended September 30, 2017, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 1, 2017	By: /s/ Anders M. Tomson
Anders M. Tomson Chief Executive Officer (Principal Executive Officer)

DATED: November 1, 2017	By: /s/ Karl F. Krebs
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