Form 10-K
period 2017-12-31
CHEMUNG FINANCIAL CORP
filed 2018-03-08
CIK 763563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Based upon the closing price of the registrant's Common Stock as of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was $149,907,174.

As of March 7, 2018, there were 4,760,984 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2018 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K.

CHEMUNG FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources.  Although we believe that this publicly available information and information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

To assist the reader, the Corporation has provided the following list of commonly used abbreviations and terms included in Parts I through IV.

Abbreviations

ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel I	The First Basel Accord of the Basel Committee on Banking Supervision
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAPM	Capital Asset Pricing Model
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CFPB	Consumer Financial Protection Bureau
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRA	Community Reinvestment Act
CRM	Chemung Risk Management, Inc.
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institution Examination Council
FHLBNY	Federal Home Loan Bank of New York
FICO	Financing Corporation
FINRA	Financial Industry Regulatory Authority
FOFC	Fort Orange Financial Corporation
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
GLB Act	Gramm-Leach-Bliley Act
ICS	Insured Cash Sweep Service
IPS	Investment Policy Statement
LIBOR	London Interbank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
NYSDFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act
RESPA	Real Estate Settlement Procedures Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Security Guidelines	Interagency Guidelines Establishing Information Security Standards
Securities Act	Securities Act of 1933
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
TILA	Truth in Lending Act
TRID Rule	TILA-RESPA Integrated Disclosure Rule
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
WMG	Wealth Management Group

Terms

Accumulated benefit obligation	An approximate measure of the pension plan liability, which is based on the assumption that the pension plan is to be terminated immediately and does not consider any future salary increases.
Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
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

As a result of these transactions and organic growth, the Corporation had $1.708 billion in consolidated assets, $1.312 billion in loans, $1.467 billion in deposits and $149.8 million in shareholders’ equity at December 31, 2017.

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

Wealth Management Strategy

With $1.952 billion of assets under management or administration at December 31, 2017, including $346.8 million of assets held under management or administration for the Corporation, WMG is responsible for the largest component of non-interest income.  Wealth management services provided by the Bank include services as executor and trustee under wills and agreements, and guardian, custodian, trustee, and agent for pension, profit-sharing and other employee benefit trusts, as well as various investment, pension, estate planning, and employee benefit administrative services.  The Corporation’s growth strategy also includes the acquisition of trust businesses to generate new sources of fee income.

The Corporation offers an array of financial services including mutual funds, securities and insurance brokerage, tax preparation, and other services through CFS, its wholly owned subsidiary.

For additional information, including information concerning the results of operations of the Corporation and its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

There were no material changes in the manner of doing business by the Corporation or its subsidiaries during the fiscal year ended December 31, 2017.

Market Area and Competition

The Bank operates 34 branch offices located in 12 counties in New York and Bradford County in Pennsylvania.  Bank branch offices are located in the following New York counties:  Chemung, where the Bank is headquartered, Broome, Cayuga, Cortland, Schuyler, Seneca, Steuben, Tioga and Tompkins.  The Bank also operates under the name “Capital Bank, a division of Chemung Canal Trust Company,” with branch offices located in Albany, Saratoga, and Schenectady counties in New York.

Albany, Saratoga, and Schenectady counties rely heavily on business related to New York State government activities, the nanotechnology industry, and colleges located within these counties.  Tompkins County is dominated by the presence of Cornell University and Ithaca College.  The world headquarters of Corning Incorporated, the region’s largest employer, is located in Steuben County.  The remaining New York counties have a combination of service, small manufacturing and tourism related businesses, with colleges located in Broome, Chemung, and Cortland counties. Bradford County's largest employers are a combination of service and small manufacturing businesses, along with the natural gas industry.

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

Similarly, the competition for the Bank's wealth management services is primarily from local offices of national brokerage firms, independent investment advisors, national and regional banks as well as internet based brokerage and advisory firms.  The Bank operates full-service wealth management centers in Chemung, Broome, and Albany counties in New York.

Employees

As of December 31, 2017, the Corporation and its subsidiaries employed 371 persons on a full-time equivalent basis.  None of the Corporation's employees are covered by collective bargaining agreements. The Corporation provides its employees with a comprehensive benefit program, some of which is contributory. The Corporation believes that its relationship with its employees is good.

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

Interstate Banking and Branching

Under the Riegle-Neal Act, subject to certain concentration limits and other requirements, adequately capitalized bank holding companies, such as the Corporation, are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Subject to certain conditions, bank are permitted to acquire branch offices outside of their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.

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

Under the Interstate MOU, the activities of branches the Bank established in Pennsylvania would be governed by New York state law to the same extent that the Federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the NYSDFS. In the event that the NYSDFS and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the NYSDFS and the applicable host state regulator would use their reasonable best efforts to consider all points of view to resolve the disagreement.

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

Capital Distributions

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Under applicable laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the FRB has issued guidance which requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase or redemption of its stock under certain circumstances. These regulatory policies could affect the ability of the Corporation to pay dividends, repurchase its stock or otherwise engage in capital distributions.

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

Loans to One Borrower

The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by certain readily marketable collateral.  At December 31, 2017, the Bank’s legal lending limit on loans to one borrower was $23.4 million for loans not fully secured by readily marketable collateral and $25.8 million for loans secured by readily marketable collateral.  The Bank’s internal limit on loans is set at $15.0 million.  At December 31, 2017, the Bank did not have any loans or agreements to extend credit to a single or related group of borrowers in excess of its legal lending limit.

Branching

Subject to the approval of the NYSDFS and FRB, New York-chartered member commercial banks may establish branch offices anywhere within New York State, except in communities having populations of less than 50,000 inhabitants in which another New York-chartered commercial bank or a national bank has its principal office.  Additionally, under the Dodd-Frank Act, state-chartered banks may generally branch into other states to the same extent as commercial banks chartered under the laws of that state may branch.

Payment of Dividends

The Bank is subject to substantial regulatory restrictions affecting its ability to pay dividends to the Corporation.  Under FRB and NYSDFS regulations, the Bank may not pay a dividend without prior approval of the FRB and the NYSDFS if the total amount of all dividends declared during such calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two calendar years. As of December 31, 2017, approximately $13.8 million was available for the payment of dividends by the Bank to the Corporation without prior approval.  The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements.

Federal Reserve System

FRB member banks must maintain, with a Federal Reserve bank, reserves against their transaction accounts (primarily checking, NOW, and Super NOW accounts) and non-personal time accounts. As of December 31, 2017, the Bank was in compliance with applicable reserve requirements. In all years preceding 2008, these reserves were maintained as vault cash or noninterest-bearing accounts, thereby reducing the Bank’s earnings potential.  In the fourth quarter of 2008, the FRB announced that they would begin to pay interest on member banks’ required reserve balances, as well as excess reserve balances.

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

Transactions with Related Parties

The Federal Reserve Act governs transactions between the Bank and its affiliates, specifically the Corporation, CFS, and CRM.  In general, an affiliate of the Bank is any company that controls, is controlled by, or is under common control with the Bank. Generally, the Federal Reserve Act limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of the Bank’s capital stock and surplus, and contains an aggregate limit of 20% of capital stock and surplus for covered transactions with all affiliates. Covered transactions include loans, asset purchases, the issuance of guarantees, and similar transactions. Certain transactions must be collateralized according to the requirements of the statute. In addition, all covered transactions and other transactions between the Bank and its affiliates must be on terms and conditions that are substantially the same as, or at least as favorable to, the Bank.

Section 22(h) of the Federal Reserve Act and its implementing Regulation O restricts a bank's loans to its directors, executive officers, and principal stockholders ("Insiders"). Loans to Insiders (and their related entities) may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank's total capital and surplus. Loans to Insiders above specified amounts must receive the prior approval of the Bank's Board of Directors. The loans must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, except that such Insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank's employees and does not give preference to the Insider over the employees.  Loans to executive officers are subject to additional restrictions on the types and amounts of permissible loans.

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

Assessments for institutions with less than $10 billion of assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years, with institutions deemed less risky paying lower assessments. That system, effective July 1, 2016, replaced a previous system under which institutions were placed into risk categories.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the risk-based assessment range (inclusive of possible adjustments) at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the DIF’s reserve ratio achieving 1.15%, the assessment range was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.

All institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by FICO, an agency of the federal government established to recapitalize the former Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature through 2019.  The FDIC's FICO assessment authority is separate from its authority to assess risk-based premiums for deposit insurance. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund and is not risk-based by institution.  The FICO assessment rate for the third quarter of 2017, due December 29, 2017, was 0.115 basis points, or an annual rate of 0.46 basis points, of the Bank's assessment base, or average total assets less average tangible equity and allowable deductions.

The FDIC has authority to increase insurance assessments. Any material increases would likely have an adverse effect on the operating expenses and results of operations of the Bank and the Corporation. Future insurance assessments cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed in writing. Management of the Bank does not know of any practice, condition, or violation that may lead to termination of the Bank’s deposit insurance.

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

The new capital rules implemented a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.5%, and a higher minimum Tier 1 capital requirement of 6.0% (which is an increase from 4.0%). Under the new rules, the total capital ratio remains at 8.0%, and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.0%. Additionally, under the new capital rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rules also enhance risk sensitivity and address weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act. Effective January 1, 2016, the additional capital conservation buffer of 0.625% was added to the minimum requirements for capital adequacy purposes, subject to a multi-year phase-in of an increase of 0.625% each succeeding January 1. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%.

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

The Corporation is subject to FRB consolidated capital requirements applicable to bank holding companies, which are similar to those applicable to the Bank.

In assessing a state member bank’s capital adequacy, the FRB takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank, in accordance with its internal prudential standards, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with its risk profile. As of December 31, 2017, the Bank exceeded all regulatory capital ratios necessary to be considered well capitalized.

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

An undercapitalized state member bank is required to file a capital restoration plan with the FRB within 45 days (or other timeframe prescribed by the FRB) of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by its parent holding company, subject to a cap on the guarantee that is the lesser of: (i) an amount equal to 5.0% of the bank’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the bank’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels are defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions including, with respect to critically undercapitalized status, the appointment of a receiver or conservator within specified periods of time.

The NYSDFS possesses enforcement power over New York State-chartered banks pursuant to New York law. This includes authority to order a New York State bank to, among other things, cease an apparent violation of law, discontinue unauthorized or unsafe banking practices or maintain prescribed books and accounts. Such orders are enforceable by financial penalties. Upon a finding by the NYSDFS that a bank director or officer has violated any law or regulation or continued unauthorized or unsafe practices in conducting its business after having been notified by the NYSDFS to discontinue such violation or practices, such director or officer may be removed from office after notice and an opportunity to be heard. The NYSDFS also has authority to appoint a conservator or receiver (which may be the FDIC) for a bank under certain circumstances.

Under federal law, the FRB possesses authority to bring enforcement actions against member banks and their ‘‘institution-affiliated parties,’’ including directors, officers, employees and, under certain circumstances, a stockholder, attorney, appraiser or accountant. Such enforcement action can occur for matters such as failure to comply with applicable law or regulations or engaging in unsafe or unsound banking practices. Possible enforcement actions range from an informal measure, such as a memorandum of understanding, to formal actions, such as a written agreement, cease and desist order, civil money penalty, capital directive, removal of directors or officers or the appointment of a conservator or receiver. The FRB also possesses authority to bring enforcement actions against bank holding companies, their nonbanking subsidiaries and their “institution-affiliated parties.”

Federal Home Loan Bank

The Bank is also a member of the FHLBNY, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLBNY, including the requirement to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with the rules and requirements of the FHLBNY at December 31, 2017.

Community Reinvestment Act

Under the federal CRA, the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The FRB periodically assesses the Bank's compliance with CRA requirements.  The Bank received a “satisfactory” rating for CRA on its last performance evaluation conducted by the FRB as of June 19, 2017.

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

Consumer Financial Protection Bureau Rules

The Dodd-Frank Act created the CFPB, with wide-ranging powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Smaller institutions continue to be examined by their primary federal regulator as to compliance with consumer protection laws. The Dodd-Frank Act also weakened the federal preemption rules that had been applicable to national banks and federal savings associations, especially with respect to the applicability of state consumer protection laws, and gives state attorneys general certain powers to enforce federal consumer protection regulations.

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

In December 2013, the FRB and the SEC released final rules to implement certain provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions.  At December 31, 2017, the Corporation was not engaged in any activities and it did not have any ownership interests in any funds that are not permitted under the Volcker Rule.

In 2013, the CFPB issued a final rule amending Regulation Z (which implements TILA) and Regulation X (which implements RESPA). In 2015, the CFPB issued a final rule, effective October 3, 2015, specifying mandatory new procedures for the making of these disclosures. The purpose of the new rule, known as the TRID Rule, is to integrate certain disclosures for closed-end credit extended against real property, the appraisal notice required under the ECOA, and the servicing notice required under RESPA in two new forms: a Loan Estimate that must be provided to a consumer within a specified time after receiving his or her application, and a Closing Disclosure that must be provided at least three days before the loan is closed. The TRID Rule generally applies to all lenders, including the Bank, that extended credit to consumers 25 or more times in the preceding or current year.

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

The Corporation's businesses and results of operation are affected by the financial markets and general economic conditions in the United States, and particularly to adverse conditions in New York and Pennsylvania. Key economic factors affecting the Corporation include the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and the cost of capital and credit, investor sentiment, confidence in the financial markets, and the sustainability of economic growth. The deterioration of any of these conditions could adversely affect the Corporation's consumer and commercial businesses, its securities and derivatives portfolios, its level of charge-offs and provision for credit losses, the carrying value of the Corporation's deferred tax assets, its capital levels and liquidity, and the Corporation's results of operations.

A decline or prolonged weakness in business and economic conditions generally or specifically in the principal markets in which the Corporation does business could have one or more of the following adverse effects on the Corporation’s business:

i.	a decrease in the demand for loans and other products and services;

ii.	a decrease in the value of the Corporation’s loans or other assets secured by consumer or commercial real estate;

iii.	an impairment of certain of the Corporation’s intangible assets, such as goodwill; and

iv.	an increase in the number of borrowers and counter-parties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Corporation.
For example, in 2018, S&P Global Rating lowered the long-term bond rating of Elmira, New York, the location of the Corporation's headquarters, to junk status due to the city's growing revenue challenges and current weak economy.

Additionally, in light of economic conditions, the Corporation’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches that it uses to select, manage and underwrite loans become less predictive of future behaviors.  Further, competition in the Corporation’s industry may intensify as a result of consolidation of financial services companies in response to adverse market conditions and the Corporation may face increased regulatory scrutiny, which may increase its costs and limit its ability to pursue business opportunities.

Commercial real estate and business loans increase the Corporation’s exposure to credit risks.

At December 31, 2017, the Corporation’s portfolio of commercial real estate and business loans totaled $843.3 million or 64.3% of total loans.  The Corporation plans to continue to emphasize the origination of these types of loans, which generally expose the Corporation to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of commercial real estate and business loans often depends on the successful operation and income stream of the borrower’s business.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate and consumer loans.  Also, some of the Corporation’s borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Corporation to a significantly greater risk of loss compared to an adverse development with respect to residential real estate and consumer loans. In some instances, the Corporation has originated unsecured commercial loans with certain high net worth individuals who have personally guaranteed such loans. This type of commercial loan has an increased risk of loss if the Corporation is unable to collect repayment through legal action due to personal bankruptcy or other financial limitations of the borrower.  The Corporation targets its business lending and marketing strategy towards small to medium-sized businesses.  These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, the Corporation’s results of operations and financial condition may be adversely affected.

The Corporation's portfolio of indirect automobile lending exposes it to increased credit risks.

At December 31, 2017, $153.1 million, or 11.7% of our total loan portfolio, consisted of automobile loans, primarily originated through automobile dealers for the purchase of new or used automobiles. The Corporation serves customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

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

The Corporation’s results of operations and financial condition are significantly affected by changes in interest rates.  The Corporation's financial results depend substantially on net interest income, which is the difference between the interest income that it earns on interest-earning assets and the interest expense paid on interest-bearing liabilities.  If the Corporation’s interest-bearing liabilities mature or reprice more quickly than its interest-earning assets in a given period as a result of increasing interest rates, net interest income may decrease.  Likewise, net interest income may decrease if interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period as a result of decreasing interest rates.  The Corporation has taken steps to mitigate this risk, such as holding fewer longer-term residential mortgages, as well as investing excess funds in shorter-term investments.

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

Changes in interest rates may also affect the average life of loans and mortgage-related securities.  Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Additionally, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs.  Under these circumstances, the Corporation is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on its existing loans and securities.

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

Compliance with the Dodd-Frank Act has increased the Corporation’s costs of operations and may adversely affect the Corporation’s earnings and financial condition.

The Dodd-Frank Act significantly changed the then-existing bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act changed the regulatory structure to which the Corporation and the Bank are subject in numerous ways, including, but not limited to, the following:

•
the base for FDIC insurance assessments has been changed to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base, while the FDIC's authority to raise insurance premiums has been expanded;

•	the current standard deposit insurance limit has been permanently raised to $250,000;

•
the FDIC must raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to "offset the effect" of increased assessments on insured depository institutions with assets of less than $10.0 billion;

•	the interchange fees payable on debit card transactions have been limited;

•	there are multiple new provisions affecting corporate governance and executive compensation at all publicly traded companies; and

•	all federal prohibitions on the ability of financial institutions to pay interest on commercial demand deposit accounts have been repealed.
In addition to the foregoing, the Dodd-Frank Act established the CFPB as an independent entity within the FRB. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, as well as with respect to certain mortgage-related matters, such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties.

As a result of the Dodd-Frank Act, operating and compliance costs have increased and may continue to increase in the future.

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

The Corporation and Bank have become subject to more stringent capital requirements, which may adversely impact the Corporation's return on equity, require it to raise additional capital, or constrain it from paying dividends or repurchasing shares.

In July 2013, the Federal Reserve Board approved a new rule that substantially amended the regulatory risk-based capital rules applicable to the Corporation, on a consolidated basis, and the Bank, on a stand-alone basis. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Corporation and the Bank on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from former rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. For 2018, the capital conservation buffer will be 1.875% of risk-weighted assets. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank and the Corporation could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining them from paying dividends or repurchasing shares if they are unable to comply with such requirements.

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

The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in the Corporation's judgment, their realizability is determined to be more likely than not. The Corporation performs regular reviews to ascertain the realizability of its deferred tax assets. These reviews include the Corporation's estimates and assumptions regarding future taxable income, which incorporates various tax planning strategies.

The Corporation may be adversely affected by recent changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Included in this legislation is a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.  These recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the Corporation's loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the Corporation's provision for loan losses, which would reduce its profitability and could materially adversely affect the Corporation's business, financial condition and results of operations.

The Corporation is a holding company and depends on its subsidiaries for dividends, distributions and other payments.

The Corporation is a legal entity separate and distinct from the Bank and other subsidiaries.  Its principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders. FRB regulations affect the ability of the Bank to pay dividends and other distributions and to make loans to the Corporation.  If the Bank is unable to make dividend payments to the Corporation and sufficient capital is not otherwise available, the Corporation may not be able to make dividend payments to its common shareholders.

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

Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of the Corporation's financial statements. These changes can be hard to predict and can materially impact how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, resulting in its restating prior period financial statements or otherwise adversely affecting its financial condition or results of operations.

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

Corporate Headquarters Executive and Administrative Offices
One Chemung Canal Plaza, Elmira, NY 14901

New York

Albany County	Schenectady County
*132 State St., Albany, NY 12207	*2 Rush St., Schenectady, NY 12305
*65 Wolf Rd., Albany, NY 12205
*581 Loudon Rd., Latham, NY 12110	Schuyler County
*1365 New Scotland Rd., Slingerlands, NY 12159	318 N. Franklin St., Watkins Glen, NY 14891
303 W. Main St., Montour Falls, NY 14865
Broome County
*127 Court St., Binghamton, NY 13901	Seneca County
*601-635 Harry L. Dr., Johnson City, NY 13790 (Oakdale Mall)	54 Fall St., Seneca Falls, NY 13148
*100 Rano Blvd., Vestal, NY 13850
Steuben County
Cayuga County	*410 West Morris St., Bath, NY 14810
*110 Genesee St., Auburn, NY 13021	149 West Market St., Corning, NY 14830
185 Grant Ave., Auburn, NY 13021	243 North Hamilton St., Painted Post, NY 14870

Chemung County	Tioga County
One Chemung Canal Plaza, Elmira, NY 14901	203 Main St., Owego, NY 13827
628 W. Church St., Elmira, NY 14905	*1054 State Route 17C, Owego, NY 13827
437 Maple St., Big Flats, NY 14814	405 Chemung St., Waverly, NY 14892
951 Pennsylvania Ave., Elmira, NY 14904
100 W. McCann's Blvd., Elmira Heights, NY 14903	Tompkins County
29 Arnot Rd., Horseheads, NY 14845	806 W. Buffalo St., Ithaca, NY 14850
602 S. Main St., Horseheads, NY 14845	304 Elmira Rd., Ithaca, NY 14850
*909 Hanshaw Rd., Ithaca, NY 14850
Cortland County
*1094 State Rte. 222, Cortland, NY 13045

Saratoga County
*25 Park Ave., Clifton Park, NY 12065

Pennsylvania

Bradford County
5 West Main St., Canton, PA 17724
304 Main St., Towanda, PA 18848
159 Canton St., Troy, PA 16947

CFS Group
One Chemung Canal Plaza, Elmira, NY 14901

* Leased facilities and/or property

Leased Off-Site ATM Locations
Albany Capital Center	Albany, NY
Times Union Center	Albany, NY
Elmira-Corning Regional Airport	Big Flats, NY
Corning Community College	Corning, NY
Elmira College	Elmira, NY
E-Z Food Mart	Elmira, NY
Hardinge Inc. (employees only)	Elmira, NY
Quality Beverage	Elmira, NY
Collegetown Bagels	Ithaca, NY
Ithaca College	Ithaca, NY
Lansing Market	Lansing, NY
Schuyler Hospital	Montour Falls, NY

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the legal matter discussed in Footnote 15 of the Corporation's consolidated financial statements, the Corporation believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on its financial results or liquidity as of December 31, 2017.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's common stock is traded on the Nasdaq Global Market under the symbol "CHMG."

The table below shows the price ranges for the Corporation’s common stock during each of the indicated quarters. The information is based upon the high and low closing sales prices reported by the Nasdaq Global Market.

Common Stock Market Prices and Dividends Paid
During the Past Two Years

December 31, 2017	High	Low	Dividends
4th Quarter	$54.30	$44.06	$0.26
3rd Quarter	47.10	39.00	0.26
2nd Quarter	41.43	37.05	0.26
1st Quarter	39.50	32.72	0.26

December 31, 2016	High	Low	Dividends
4th Quarter	$36.74	$28.29	$0.26
3rd Quarter	32.19	27.47	0.26
2nd Quarter	32.95	26.20	0.26
1st Quarter	28.03	26.25	0.26

Under New York law, the Corporation may pay dividends on its common stock either: (i) out of surplus, so that the Corporation’s net assets remaining after such payment equal the amount of its stated capital, or (ii) if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  The payment of dividends on the Corporation's common stock is dependent, in large part, upon receipt of dividends from the Bank, which is subject to certain restrictions which may limit its ability to pay the Corporation dividends.  See Item 1, “Business – Supervision and Regulation-The Bank-Payment of Dividends” for an explanation of legal limitations on the Bank’s ability to pay dividends.

As of February 28, 2018, there were 512 registered holders of record of the Corporation's stock.

The table below sets forth the information with respect to purchases made by the Corporation of our common stock during the quarter ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/17-10/31/17	—	$—	—	121,906
11/1/17-11/30/17	—	$—	—	121,906
12/1/17-12/31/17	1,159	$52.92	—	121,906
Quarter ended 12/31/17	1,159	$52.92	—	121,906

On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the year ended December 31, 2017, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

Included above are 1,159 shares purchased in December 2017, at an average cost of $52.92, from employees who participate in the Corporation's restricted stock plan to cover related employee payroll taxes associated with those participants' vesting in shares granted under the plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies), NASDAQ Bank Stocks Index, SNL U.S. Bank NASDAQ, and SNL $1B - $5B Bank Index for the period of five years commencing December 31, 2012.

		Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Chemung Financial Corporation	100.00	118.03	99.10	102.36	140.04	190.86
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04

The cumulative total return includes (1) dividends paid and (2) changes in the share price of the Corporation’s common stock and assumes that all dividends were reinvested. The above graph assumes that the value of the investment in Chemung Financial Corporation and each index was $100 on December 31, 2012.

The Total Returns Index for NASDAQ Composite and SNL bank stocks indices were obtained from S&P Global Market Intelligence, New York, NY.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.  The selected financial data at December 31, 2017, and 2016 and for the three year period ended December 31, 2017 is derived from our audited consolidated financial statements that appear in this annual report on Form 10-K. The other years presented in these tables are derived from audited consolidated financial statements that do not appear in this annual report on Form 10-K.   The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes.

	SUMMARIZED BALANCE SHEET DATA AT DECEMBER 31,
(in thousands)	2017	2016	2015	2014	2013
Total assets	$1,707,620	$1,657,179	$1,619,964	$1,524,539	$1,476,143
Loans, net of deferred fees	1,311,824	1,200,290	1,168,633	1,121,574	995,866
Investment securities	297,408	308,107	349,386	286,338	352,511
FHLBNY and FRBNY stock	5,784	4,041	4,797	5,535	4,482
Deposits	1,467,446	1,456,343	1,400,295	1,280,014	1,266,256
Securities sold under agreements to repurchase	10,000	27,606	28,453	29,652	32,701
FHLBNY advances	59,700	9,093	33,103	50,140	25,243
Long term capital lease obligation	4,517	4,722	2,873	2,976	—
Shareholders' equity	149,813	143,748	137,242	133,628	138,578

	SUMMARIZED EARNINGS DATA FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2017	2016	2015	2014	2013
Net interest income	$56,987	$52,329	$50,642	$49,568	$46,631
Provision for loan losses	9,022	2,437	1,571	3,981	2,755
Net interest income after provision for loan losses	47,965	49,892	49,071	45,587	43,876

Wealth management group fee income	8,804	8,316	8,522	7,747	7,344
Service charges on deposit accounts	4,961	5,089	4,886	5,281	4,706
Interchange revenue from debit card transactions	3,761	4,027	3,307	3,360	2,562
Securities gains, net	109	987	372	6,869	16
Other non-interest income	2,856	2,730	3,360	3,499	3,449
Total non-interest income	20,491	21,149	20,447	26,756	18,077

Legal accruals and settlements	850	1,200	—	4,250	—
Merger and acquisition related expenses	—	—	—	115	1,387
Other non-interest expenses	52,914	55,410	55,427	56,112	48,013
Total non-interest expenses	53,764	56,610	55,427	60,477	49,400
Income before income tax expense	14,692	14,431	14,091	11,866	12,553
Income tax expense	7,262	4,404	4,658	3,709	3,822
Net income	$7,430	$10,027	$9,433	$8,157	$8,731

	SELECTED PER SHARE DATA ON SHARES OF COMMON STOCK AT OR FOR THE YEARS ENDED DECEMBER 31,
	2017	2016	2015	2014	2013	% Change 2016 To 2017	Compounded Annual Growth 5 Years
Earnings per share (1)	$1.55	$2.11	$2.00	$1.74	$1.87	(26.5)%	(6.9)%
Dividends declared	1.04	1.04	1.04	1.04	1.04	—%	0.7%
Tangible book value (2) (4)	26.14	24.89	23.53	22.71	23.63	5.0%	2.6%
Book Value	31.10	30.07	28.96	28.44	29.67	3.4%	1.6%
Market price at December 31,	48.10	36.35	27.50	27.66	34.17	32.3%	8.3%
Common shares outstanding at year end (in thousands) (3)	4,817	4,781	4,739	4,699	4,671	0.8%	0.6%
Weighted average shares outstanding (in thousands)	4,800	4,762	4,719	4,683	4,660	0.8%	0.6%
(1) Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. There is no difference between basic and diluted earnings per share.
(2)  Tangible book value is total shareholders’ equity less goodwill and other intangible assets divided by common shares outstanding.
(3) All issuable shares including those related to directors’ restricted stock units and directors’ stock compensation.
(4) See the GAAP to Non-GAAP reconciliations starting at pages 64-67.

	SELECTED RATIOS AT OR FOR THE YEARS ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
Return on average assets	0.43%	0.60%	0.60%	0.54%	0.67%
Return on average equity	4.91%	7.02%	6.84%	5.74%	6.50%
Dividend yield at year end	2.16%	2.86%	3.78%	3.76%	3.08%
Dividend payout	66.30%	48.76%	51.34%	58.80%	41.04%
Total capital to risk adjusted assets	11.82%	12.14%	12.26%	11.84%	12.10%
Tier I capital to risk adjusted assets	10.56%	10.94%	11.01%	10.59%	10.57%
Tier I leverage ratio	8.02%	7.81%	7.83%	7.78%	8.08%
Average equity to average assets	8.83%	8.57%	8.74%	9.43%	10.28%
Year-end equity to year-end assets ratio	8.77%	8.67%	8.47%	8.77%	9.39%
Loans to deposits	89.40%	82.42%	83.46%	87.62%	78.65%
Allowance for loan losses to total loans	1.61%	1.19%	1.22%	1.22%	1.28%
Allowance for loan losses to non-performing loans	122.14%	118.35%	116.58%	175.96%	150.11%
Non-performing loans to total loans	1.32%	1.00%	1.05%	0.69%	0.86%
Non-performing assets to total assets	1.13%	0.75%	0.85%	0.71%	0.61%
Net interest rate spread	3.47%	3.26%	3.36%	3.48%	3.78%
Net interest margin	3.56%	3.37%	3.46%	3.59%	3.91%
Efficiency ratio (1) (2)	66.60%	74.43%	76.18%	78.75%	72.52%
(1) Efficiency ratio is non-interest expense less merger and acquisition related expenses less amortization of intangible assets less legal settlement divided by the total of fully taxable equivalent net interest income plus non-interest income less net gain on securities transactions.
(2) See the GAAP to Non-GAAP reconciliations starting at pages 64-67.

The following tables summarize the Corporation’s unaudited net income and basic earnings per share at each quarter end for the years 2017 and 2016:

	2017
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$14,314	$14,684	$15,497	$15,560
Interest expense	820	734	734	780
Net interest income	13,494	13,950	14,763	14,780
Provision for loan losses (3)	1,040	421	1,289	6,272
Net interest income after provision for loan losses	12,454	13,529	13,474	8,508
Total other non-interest income	4,847	5,022	5,166	5,456
Total other non-interest expenses (1)	13,045	14,332	13,276	13,111
Income before income tax expense	4,256	4,219	5,364	853
Income tax expense (2)	1,277	1,263	1,710	3,012
Net income (loss)	$2,979	$2,956	$3,654	$(2,159)
Basic and diluted earnings per share	$0.62	$0.62	$0.76	$(0.45)
(1) The quarter ended June 30, 2017 included a $0.9 million legal reserve. Please refer to Footnote 15 of the audited consolidated financial statements for further discussion.
(2) The quarter ended December 31, 2017 included a $2.9 million net deferred tax remeasurement. Please refer to Footnote 11 of the audited consolidated financial statements for further discussion.
(3) The quarter ended December 31, 2017 included $4.9 million in specific reserves for eight commercial loans to two long-standing relationships in the Southern Tier of New York.

	2016
(in thousands, except per share data)	Quarter Ended
UNAUDITED QUARTERLY DATA	Mar. 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$13,949	$13,925	$14,025	$14,269
Interest expense	924	957	985	973
Net interest income	13,025	12,968	13,040	13,296
Provision for loan losses	595	388	1,050	404
Net interest income after provision for loan losses	12,430	12,580	11,990	12,892
Total other non-interest income	5,601	5,216	5,435	4,897
Total other non-interest expenses (3)	14,008	15,570	13,471	13,561
Income before income tax expense	4,023	2,226	3,954	4,228
Income tax expense	1,316	605	1,209	1,274
Net income	$2,707	$1,621	$2,745	$2,954
Basic and diluted earnings per share	$0.57	$0.34	$0.58	$0.62
(3) The quarter ended June 30, 2016 included a $1.2 million legal reserve. Please refer to Footnote 15 of the audited consolidated financial statements for further discussion.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is the MD&A of the Corporation in this Form 10-K at December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015. The purpose of this discussion is to focus on information about the financial condition and results of operations of the Corporation. Reference should be made to the accompanying audited consolidated financial statements and footnotes for an understanding of the following discussion and analysis. See the list of commonly used abbreviations and terms on pages 1-4.

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

Consolidated Financial Highlights

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except per share data)	2017	2016	2015
RESULTS OF OPERATIONS
Interest and dividend income	$60,055	$56,168	$54,244
Interest expense	3,068	3,839	3,602
Net interest income	56,987	52,329	50,642
Provision for loan losses	9,022	2,437	1,571
Net interest income after provision for loan losses	47,965	49,892	49,071
Non-interest income	20,491	21,149	20,447
Non-interest expenses	53,764	56,610	55,427
Income before income tax expense	14,692	14,431	14,091
Income tax expense	7,262	4,404	4,658
Net income	$7,430	$10,027	$9,433

Basic and diluted earnings per share	$1.55	$2.11	$2.00
Average basic and diluted shares outstanding	4,800	4,762	4,719

PERFORMANCE RATIOS
Return on average assets	0.43%	0.60%	0.60%
Return on average equity	4.91%	7.02%	6.84%
Return on average tangible equity (a)	5.85%	8.52%	8.45%
Efficiency ratio (a) (b)	66.60%	74.43%	76.18%
Non-interest expense to average assets (a) (c)	3.14%	3.32%	3.51%
Loans to deposits	89.40%	82.42%	83.46%

AVERAGE YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.24%	4.18%	4.24%
Yield on investments	2.08%	1.83%	1.91%
Yield on interest-earning assets	3.75%	3.61%	3.71%
Cost of interest-bearing deposits	0.20%	0.21%	0.20%
Cost of borrowings	2.78%	3.01%	2.85%
Cost of interest-bearing liabilities	0.28%	0.35%	0.35%
Interest rate spread	3.47%	3.26%	3.36%
Net interest margin, fully taxable equivalent	3.56%	3.37%	3.46%

CAPITAL
Total equity to total assets at end of year	8.77%	8.67%	8.47%
Tangible equity to tangible assets at end of year (a)	7.48%	7.29%	6.99%

Book value per share	$31.10	$30.07	$28.96
Tangible book value per share (a)	26.14	24.89	23.53
Year-end market value per share	48.10	36.35	27.50
Dividends declared per share	1.04	1.04	1.04

AVERAGE BALANCES
Loans (d)	$1,251,225	$1,194,589	$1,141,992
Interest-earning assets	1,623,948	1,571,513	1,477,529
Total assets	1,713,233	1,667,184	1,577,831
Deposits	1,514,457	1,450,520	1,367,717
Total equity	151,229	142,906	137,891
Tangible equity (a)	126,902	117,656	111,583

ASSET QUALITY
Net charge-offs	$2,114	$2,444	$997
Non-performing loans (e)	17,324	12,043	12,232
Non-performing assets (f)	19,264	12,431	13,762
Allowance for loan losses	21,160	14,253	14,260

Annualized net charge-offs to average loans	0.17%	0.20%	0.09%
Non-performing loans to total loans	1.32%	1.00%	1.05%
Non-performing assets to total assets	1.13%	0.75%	0.85%
Allowance for loan losses to total loans	1.61%	1.19%	1.22%
Allowance for loan losses to non-performing loans	122.14%	118.35%	116.58%

(a) See the GAAP to Non-GAAP reconciliations on pages 64-67.
(b) Efficiency ratio is non-interest expense less merger and acquisition expenses less amortization of intangible assets less legal accruals and settlements divided by the total of fully taxable equivalent net interest income plus non-interest income less net gains on securities transactions.

(c) For the non-interest expense to average assets ratio, non-interest expense does not include legal accruals and settlements. See footnote 15 of the audited consolidated financial statements for further discussion.

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

The following table presents selected financial information for the years indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2017	2016	Change	Percentage Change
Net interest income	$56,987	$52,329	$4,658	8.9%
Non-interest income	20,491	21,149	(658)	(3.1)%
Non-interest expenses	53,764	56,610	(2,846)	(5.0)%
Pre-provision income	23,714	16,868	6,846	40.6%
Provision for loan losses	9,022	2,437	6,585	270.2%
Income tax expense	7,262	4,404	2,858	64.9%
Net income	$7,430	$10,027	$(2,597)	(25.9)%

Basic and diluted earnings per share	$1.55	$2.11	$(0.56)	(26.5)%

Selected financial ratios
Return on average assets	0.43%	0.60%
Return on average equity	4.91%	7.02%
Net interest margin, fully taxable equivalent	3.56%	3.37%
Efficiency ratio (a)	66.60%	74.43%
Non-interest expense to average assets (a)	3.14%	3.32%
(a) See the GAAP to Non-GAAP reconciliations on pages 64-67.

Net income for the year ended December 31, 2017 was $7.4 million, or $1.55 per share, compared with net income of $10.0 million, or $2.11 per share, for the prior year. Return on equity for the year was 4.91%, compared with 7.02% for the prior year. The decrease in net income for the year ended December 31, 2017, compared to the prior year, was driven by increases in the provision for loan losses and income tax expenses, partially offset by an increase in net interest income and a reduction in non-interest expenses. Net income in 2017 was impacted by a one-time $2.9 million reduction of the net deferred tax asset as a result of a revaluation required under GAAP due to the reduction in the corporation Federal income tax rate from 35% to 21% due to the Tax Act.

Net interest income
Net interest income increased $4.7 million, or 8.9% in 2017, compared with the prior year. The increase was due primarily to an increase of $52.4 million in average interest-earning assets and a 19 basis points increase in net interest margin.

Non-interest income
Non-interest income decreased $0.7 million, or 3.1% in 2017, compared to the prior year. The decrease was due primarily to decreases in service charges on deposit accounts, interchange revenue from debit card transactions, and net gains on securities transactions, partially offset by increases in WMG fee income and other non-interest income.

Non-interest expenses
Non-interest expense decreased $2.8 million, or 5.0% in 2017, compared to the prior year. The decrease was due primarily to the decreases in pension and other employee benefits, net occupancy, furniture and equipment, professional services, and legal accruals and settlements, partially offset by increases in salaries and wages and other non-interest expense. For the years ended December 31, 2017 and 2016, non-interest expense to average assets was 3.14% and 3.32%, respectively.

Provision for loan losses
The provision for loan losses increased $6.6 million, or 270.2% in 2017, compared to the prior year. The increase was the result of specific impairments in loans identified as impaired, including $4.9 million in specific reserves for eight commercial loans to two long-standing relationships in the Southern Tier of New York, volume increases in the commercial and indirect consumer loan portfolios, and an increase in loss factors relating to the indirect and consumer portfolios. Net charge-offs were $2.1 million in 2017, compared with $2.4 million for the prior year.

Income tax expense
Income tax expense increased $2.9 million, or 64.9% in 2017, compared to the prior year. The increase was the the result of a $2.9 million one-time reduction in the Corporation's net deferred asset. GAAP required a tax remeasurement of the Corporation's net deferred tax asset in the period of enactment of the Tax Act. The Tax Act was enacted on December 22, 2017, reducing the corporate Federal income tax rate from 35% to 21% and making other changes to the Federal corporate income tax laws. The additional expense was attributable to the reduction in the carrying value of net deferred tax assets reflecting lower future tax benefits resulting from the lower enacted corporate tax rate.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
Net interest income	$52,329	$50,642	$1,687	3.3%
Non-interest income	21,149	20,447	702	3.4%
Non-interest expenses	56,610	55,427	1,183	2.1%
Pre-provision income	16,868	15,662	1,206	7.7%
Provision for loan losses	2,437	1,571	866	55.1%
Income tax expense	4,404	4,658	(254)	(5.5)%
Net income	$10,027	$9,433	$594	6.3%

Basic and diluted earnings per share	$2.11	$2.00	$0.11	5.5%

Selected financial ratios
Return on average assets	0.60%	0.60%
Return on average equity	7.02%	6.84%
Net interest margin, fully taxable equivalent	3.37%	3.46%
Efficiency ratio (a)	74.43%	76.18%
Non-interest expense to average assets (a)	3.32%	3.51%
(a) See the GAAP to Non-GAAP reconciliations on pages 64-67.

Net income for the year ended December 31, 2016 was $10.0 million, or $2.11 per share, compared with $9.4 million, or $2.00 per share, for the prior year. Return on equity for the year ended December 31, 2016 was 7.02%, compared with 6.84% for the prior year. The increase in net income for the year ended December 31, 2016, compared to the prior year, was driven by increases in net interest income and non-interest income and a reduction in income tax expense, partially offset by increases in non-interest expense and the provision for loan losses.

Net interest income
Net interest income increased $1.7 million, or 3.3% in 2016, compared with the prior year. The increase was due primarily to an increase of $94.0 million in average interest-earning assets, offset by a nine basis points decline in net interest margin.

Non-interest income
Non-interest income increased $0.7 million, or 3.4% in 2016, compared to the prior year. The increase was due primarily to increases in service charges on deposit accounts, interchange revenue from debit card transactions, and net gains on securities transactions, offset by decreases in WMG fee income and other non-interest income.

Non-interest expense
Non-interest expense increased $1.2 million, or 2.1% in 2016, compared to the same period in the prior year. The increase was due primarily to the establishment of a $1.2 million legal reserve associated with the Fane v. Chemung Canal Trust Company case, along with increases in pension and other employee benefits and professional services, offset by decreases in salaries and wages, net occupancy expenses, amortization of intangible assets, and other real estate owned expenses. Please refer to Footnote 15 of the audited consolidated financial statements for further discussion of the Fane v. Chemung Canal case. For the years ended December 31, 2016 and 2015, non-interest expense to average assets was 3.32% and 3.51%, respectively.

Provision for loan losses
The provision for loan losses increased $0.9 million, or 55.1% in 2016, compared to the prior year. The increase was the result of an increase in net charge-offs and growth in the commercial loan portfolio, compared to the prior year. Net charge-offs were $2.4 million in 2016, compared with $1.0 million for the prior year.

Income tax expense
Income tax expense decreased $0.3 million, or 5.5% in 2016, compared to the prior year. The decrease in income tax expense can be attributed to the formation of CRM and increasing the utilization of the Bank's real estate investment trust in 2016.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the years ended December 31, 2017 and 2016 and for the years ended December 31, 2016 and 2015. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 64.

Net Interest Income

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2017	2016	Change	Percentage Change
Interest and dividend income	$60,055	$56,168	$3,887	6.9%
Interest expense	3,068	3,839	(771)	(20.1)%
Net interest income	$56,987	$52,329	$4,658	8.9%

Net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities and the interest expense accrued on interest-bearing liabilities, such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the year ended December 31, 2017 totaled $57.0 million, an increase of $4.7 million, or 8.9%, compared with $52.3 million for the prior year. Fully taxable equivalent net interest margin was 3.56% for the year ended December 31, 2017 compared with 3.37% for the prior year. The increase in net interest income was due primarily to an increase in interest income from the loan portfolio, primarily from the commercial loan portfolio, as average loan balances increased $56.6 million in 2017 when compared to the prior year. The increase in net interest margin was a result of the loan and securities portfolios repricing to current market rates as interest rates increased in 2017. The average yield on average interest-earning assets increased 14 basis points, while the average cost of interest-bearing liabilities decreased seven basis points. The increase in the average yield of interest-earning assets can be mostly attributed to increases of six and 20 basis points in the average yields of commercial loans and consumer loans, respectively, 13 and 18 basis points in the average yields of taxable and tax-exempt securities, respectively, and 59 basis points in the average yield of interest-earning deposits, partially offset by an 11 basis points decrease in mortgage loans. The decline in the average cost of interest-bearing liabilities can be attributed to a 23 basis points decline in the average cost of borrowings due to the maturity of one $10.0 million FHLB term advance (4.60% rate) in December 2016 and one $10.0 million repurchase agreement (4.54% rate) in March 2017.

The following table presents net interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
Interest and dividend income	$56,168	$54,244	$1,924	3.5%
Interest expense	3,839	3,602	237	6.6%
Net interest income	$52,329	$50,642	$1,687	3.3%

Net interest income for the year ended December 31, 2016 totaled $52.3 million, an increase of $1.7 million, or 3.3%, compared with $50.6 million for the prior year. Fully taxable equivalent net interest margin was 3.37% for the year ended December 31, 2016 compared with 3.46% for the prior year. The increase in net interest income was due primarily to interest income from the loan portfolio, as the average commercial loan balance increased $77.6 million in 2016 when compared to the prior year. The decline in interest margin was a result of the commercial loan portfolio repricing to current market rates. The average yield on average interest-earning assets decreased 10 basis points, while the average cost of interest-bearing liabilities remained flat. The decline in the average yield of interest-earning assets can be mostly attributed to declines of 23 basis points in the average yield of commercial loans and 17 basis points in the average yield of mortgage loans, due to new production at lower competitive rates, offset by a 33 basis points increase in consumer loans, due to the indirect loan portfolio and increasing the portfolio toward higher yielding used automobile loans. Average interest-earning assets increased $94.0 million in 2016 compared to the prior year, primarily in commercial loans.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the years ended December 31, 2017, 2016 and 2015. It also reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the years ended December 31, 2017, 2016 and 2015. For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding. Daily balances were used for average balance computations. Investment securities are stated at amortized cost. Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments. With the new 21% statutory federal tax rate effective January 1, 2018, the conversion factor to a fully taxable equivalent basis will decrease in 2018. The decline will have no impact on net income, but will cause the net interest margin on a fully taxable equivalent basis to decrease.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2017			2016			2015
(in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$791,627	$34,596	4.37%	$734,628	$31,682	4.31%	$657,038	$29,824	4.54%
Mortgage loans	198,783	7,541	3.79%	197,132	7,689	3.90%	198,332	8,063	4.07%
Consumer loans	260,815	10,964	4.20%	262,829	10,512	4.00%	286,622	10,516	3.67%
Taxable securities	270,168	5,510	2.04%	274,401	5,245	1.91%	262,181	4,963	1.89%
Tax-exempt securities	52,227	1,669	3.20%	45,127	1,364	3.02%	43,081	1,356	3.15%
Interest-earning deposits	50,328	563	1.12%	57,396	307	0.53%	30,275	76	0.25%
Total interest-earning assets	1,623,948	60,843	3.75%	1,571,513	56,799	3.61%	1,477,529	54,798	3.71%

Non-interest earning assets:
Cash and due from banks	25,663			26,708			26,959
Premises and equipment, net	27,936			29,525			30,953
Other assets	53,883			51,590			53,153
Allowance for loan losses	(15,066)			(14,771)			(14,103)
AFS valuation allowance	(3,131)			2,619			3,340
Total assets	$1,713,233			$1,667,184			$1,577,831

Interest-bearing liabilities:
Interest-bearing demand deposits	$146,999	135	0.09%	$135,874	136	0.10%	$129,442	113	0.09%
Savings and insured money market deposits	800,070	1,566	0.20%	752,489	1,457	0.19%	671,829	1,214	0.18%
Time deposits	132,607	467	0.35%	156,737	577	0.37%	182,177	676	0.37%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	32,350	900	2.78%	55,472	1,669	3.01%	56,202	1,599	2.85%
Total interest-bearing liabilities	1,112,026	3,068	0.28%	1,100,572	3,839	0.35%	1,039,650	3,602	0.35%

Non-interest bearing liabilities:
Demand deposits	434,781			405,420			384,268
Other liabilities	15,197			18,286			16,022
Total liabilities	1,562,004			1,524,278			1,439,940
Shareholders' equity	151,229			142,906			137,891
Total liabilities and shareholders’ equity	$1,713,233			$1,667,184			$1,577,831
Fully taxable equivalent net interest income		57,775			52,960			51,196
Net interest rate spread (1)			3.47%			3.26%			3.36%
Net interest margin, fully taxable equivalent (2)			3.56%			3.37%			3.46%
Taxable equivalent adjustment		(788)			(631)			(554)
Net interest income		$56,987			$52,329			$50,642
(1) Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2) Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The table belows illustrates the extent to which changes in interest rates and in the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the years indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the years analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	2017 vs. 2016			2016 vs. 2015
	Increase/(Decrease)			Increase/(Decrease)
(in thousands)	Total Change	Due to Volume	Due to Rate	Total Change	Due to Volume	Due to Rate
Interest income
Commercial loans	$2,914	$2,471	$443	$1,858	$3,421	$(1,563)
Mortgage loans	(148)	65	(213)	(374)	(47)	(327)
Consumer loans	452	(80)	532	(4)	(913)	909
Taxable securities	265	(83)	348	282	230	52
Tax-exempt securities	305	221	84	8	64	(56)
Interest-earning deposits	256	(42)	298	231	103	128
Total interest income	4,044	2,552	1,492	2,001	2,858	(857)

Interest expense
Interest-bearing demand deposits	(1)	12	(13)	23	7	16
Savings and insured money market deposits	109	59	50	243	167	76
Time deposits	(110)	(82)	(28)	(99)	(99)	—
FHLBNY advances, securities sold under agreements to repurchase and other debt	(769)	(650)	(119)	70	(21)	91
Total interest expense	(771)	(661)	(110)	237	54	183

Net interest income	$4,815	$3,213	$1,602	$1,764	$2,804	$(1,040)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the years ended December 31, 2017, 2016 and 2015 were $9.0 million, $2.4 million and $1.6 million, respectively. The increase in provision for loan losses in 2017 was due primarily to $4.9 million in specific reserves for eight commercial loans to two long-standing relationships in the Southern Tier of New York. Net charge-offs for the years ended December 31, 2017, 2016 and 2015 were $2.1 million, $2.4 million and $1.0 million, respectively.

Non-interest income

The following table presents non-interest income for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2017	2016	Change	Percentage Change
WMG fee income	$8,804	$8,316	$488	5.9%
Service charges on deposit accounts	4,961	5,089	(128)	(2.5)%
Interchange revenue from debit card transactions	3,761	4,027	(266)	(6.6)%
Net gains on securities transactions	109	987	(878)	(89.0)%
Net gains on sales of loans held for sale	260	326	(66)	(20.2)%
Net gains on sales of other real estate owned	38	21	17	81.0%
Income from bank owned life insurance	70	73	(3)	(4.1)%
CFS fee and commission income	646	544	102	18.8%
Other	1,842	1,766	76	4.3%
Total non-interest income	$20,491	$21,149	$(658)	(3.1)%

Total non-interest income for the year ended December 31, 2017 decreased $0.7 million compared to the prior year. The decrease was primarily due to decreases in service charges on deposit accounts, interchange revenue from debit card transactions, and net gains on securities transactions, offset by increases in WMG fee income and CFS fee and commission income.

WMG fee income

WMG fee income increased in 2017 compared to the prior year due to an increase in assets under management or administration.

Service charges on deposit accounts

Service charges on deposit accounts decreased in 2017 compared to the prior year due to an decrease in overdraft fees.

Interchange revenue from debit card transactions

Interchange revenue from debit card transactions decreased in 2017 compared to the prior year due to the recognition of an incremental volume bonus related to the rebranding of the Bank's credit cards recognized in 2016.

Net gains on securities transactions

Net gains on securities transactions decreased in 2017 compared to the prior year due to the sale of $14.5 million in U.S. Treasuries and $25.0 million in obligations of U.S. Government sponsored enterprises in 2016.

CFS fee and commission income

CFS fee and commission income increased in 2017 compared to the prior year due to an increase in fee income.

The following table presents non-interest income for the years indicated, and the dollar and percent change (in thousands):

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

Total non-interest income for year ended December 31, 2016 increased $0.7 million compared to the prior year. The increase was primarily due to increases in service charges on deposit accounts, interchange revenue from debit card transactions, and net gains on securities transactions, offset by decreases in WMG fee income, CFS fee and commission income, and other non-interest income.

WMG fee income

WMG fee income decreased in 2016 compared to the prior year due to a decline in assets under management or administration from the loss of one large non-profit customer during 2016.

Service charges on deposit accounts

Service charges on deposit accounts increased in 2016 compared to the prior year due to an increase in overdraft fees.

Interchange revenue from debit card transactions

Interchange revenue from debit card transactions increased in 2016 compared to the prior year due to the recognition of an incremental volume bonus related to the rebranding of the Bank's credit cards recognized in 2016.

Net gains on securities transactions

Net gains on securities transactions increased in 2016 compared to the prior year due to the sale of $14.5 million in U.S. Treasuries and $25.0 million in obligations of U.S. Government sponsored enterprises.

CFS fee and commission income

CFS fee and commission income decreased in 2016 compared to the prior year due to a decrease in commissions from insurance annuity products.

Other

Other non-interest income decreased in 2016 compared to the prior year due to rental income from OREO properties in 2015, which were sold in 2016.

Non-interest expenses

The following table presents non-interest expenses for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2017	2016	Change	Percentage Change
Compensation expenses:
Salaries and wages	$21,476	$20,954	$522	2.5%
Pension and other employee benefits	4,276	6,132	(1,856)	(30.3)%
Total compensation expenses	25,752	27,086	(1,334)	(4.9)%

Non-compensation expenses:
Net occupancy	6,263	6,837	(574)	(8.4)%
Furniture and equipment	2,828	2,967	(139)	(4.7)%
Data processing	6,539	6,593	(54)	(0.8)%
Professional services	1,774	2,175	(401)	(18.4)%
Legal accruals and settlements	850	1,200	(350)	(29.2)%
Amortization of intangible assets	860	986	(126)	(12.8)%
Marketing and advertising	794	877	(83)	(9.5)%
Other real estate owned expense	110	180	(70)	(38.9)%
FDIC insurance	1,236	1,193	43	3.6%
Loan expense	694	669	25	3.7%
Other	6,064	5,847	217	3.7%
Total non-compensation expenses	28,012	29,524	(1,512)	(5.1)%
Total non-interest expenses	$53,764	$56,610	$(2,846)	(5.0)%

Total non-interest expenses for the year ended December 31, 2017 decreased $2.8 million compared with the prior year. The decrease was primarily due to decreases in compensation and non-compensation expenses.

Compensation expenses

Compensation expenses decreased in 2017 compared to the prior year due to a decrease in pension and other employee benefits, offset by an increase in salaries and wages. The decrease in pension and other employee benefits can be mostly attributed to the freezing of accruals for the pension and post-retirement healthcare plans, offset by an increase in healthcare and 401(k) plan contributions. The increase in salaries and wages can be attributed to annual merit increases.

Non-compensation expenses

Non-compensation expense decreased in 2017 compared to the prior year primarily due to decreases in net occupancy, furniture and equipment, professional services and legal accruals and settlements, partially offset by an increase in other non-interest expense. The decrease in net occupancy and furniture and equipment expenses can be attributed to the closure of the branch at 202 East State Street in Ithaca, NY during the second quarter of 2016, offset by exit costs for the branch at 120 Genesee Street in Auburn, NY recognized during the second quarter of 2017. The decrease in professional services can be attributed to professional fees incurred during the formation of CRM in 2016 and legal costs associated with the Fane v. Chemung Canal Trust Company case. The decrease in legal accruals and settlements can be attributed to the creation of a $1.2 million legal accrual for the Fane v. Chemung Canal Trust Company case in 2016, compared to a $0.9 million legal accrual for the same case in 2017. Please refer to Footnote 15 of the audited consolidated financial statements for further discussion of the Fane v. Chemung Canal case.

The following table presents non-interest expense for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
Compensation expenses:
Salaries and wages	$20,954	$21,223	$(269)	(1.3)%
Pension and other employee benefits	6,132	5,908	224	3.8%
Total compensation expenses	27,086	27,131	(45)	(0.2)%

Non-compensation expenses:
Net occupancy	6,837	7,006	(169)	(2.4)%
Furniture and equipment	2,967	2,979	(12)	(0.4)%
Data processing	6,593	6,586	7	0.1%
Professional services	2,175	1,293	882	68.2%
Legal settlements	1,200	—	1,200	N/M
Amortization of intangible assets	986	1,136	(150)	(13.2)%
Marketing and advertising	877	899	(22)	(2.4)%
Other real estate owned expense	180	812	(632)	(77.8)%
FDIC insurance	1,193	1,075	118	11.0%
Loan expense	669	693	(24)	(3.5)%
Other	5,847	5,817	30	0.5%
Total non-compensation expenses	29,524	28,296	1,228	4.3%
Total non-interest expenses	$56,610	$55,427	$1,183	2.1%

Total non-interest expenses for the year ended December 31, 2016 increased $1.2 million compared with the same period in the prior year. The increase was primarily due to an increase in non-compensation expense related to the establishment of a $1.2 million legal reserve in 2016.

Compensation expenses

Compensation expense decreased in 2016 compared to the prior year due to a decrease in salaries and wages, offset by an increase in pension and other employee benefits. The decrease in salaries and wages was primarily due to a reduction in full-time equivalent employees. The $0.2 million increase in pension and other employee benefits was primarily due to an increase in health insurance costs, offset by a $0.3 million curtailment gain related to the amendment of the defined benefit health care plan during the fourth quarter of 2015.

Non-compensation expenses

Non-compensation expense increased in 2016 compared to the prior year primarily due to increases in professional services and legal accruals and settlements, offset by decreases in net occupancy expenses, amortization of intangible assets, and other real estate owned expenses. The increase in professional services can be mostly attributed to expenses incurred related to the feasibility and implementation of CRM, consulting costs associated with the conversion of the Corporation's debit cards to MasterCard, and legal costs associated with the appeal of the Fane v. Chemung Canal Trust Company decision. The increase in legal accruals and settlements can be attributed to the establishment of a $1.2 million legal reserve associated with the Fane v. Chemung Canal Trust Company case. Please refer to Footnote 15 of the audited consolidated financial statements for further discussion of the Fane v. Chemung Canal case. The decrease in net occupancy expenses can be attributed to the closure of the branch office at 202 East State Street in Ithaca, NY during the second quarter of 2016. The decrease in other real estate owned expenses can be attributed to the sale of properties in 2016.

Income tax expense

The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2017	2016	Change	Percentage Change
Income before income tax expense	$14,692	$14,431	$261	1.8%
Income tax expense	$7,262	$4,404	$2,858	64.9%
Effective tax rate	49.4%	30.5%

The effective tax rate increased to 49.4% for the year ended December 31, 2017 compared with 30.5% for the same period in the prior year. The increase in the effective tax rate can be attributed to the $2.9 million one-time reduction in the net deferred tax asset as a result of the remeasurement required under GAAP due to the enactment of the Tax Act. The effective tax rate for the year ended December 31, 2017, excluding the one-time net deferred tax asset revaluation, was 29.5%1.

The following table presents income tax expense and the effective tax rate for the years indicated, and the dollar and percent change (in thousands):

	Years Ended December 31,
	2016	2015	Change	Percentage Change
Income before income tax expense	$14,431	$14,091	$340	2.4%
Income tax expense	$4,404	$4,658	$(254)	(5.5)%
Effective tax rate	30.5%	33.1%

The decrease in the effective tax rate can be attributed to the formation of CRM in 2016 and increasing the utilization of the Bank's real estate investment trust during 2016.

1 ($7,262 income tax expense - $2,927 revaluation of net deferred tax expense) / $14,692 income before income tax expense.

Financial Condition

The following table presents selected financial information at December 31, 2017 and 2016, and the dollar and percent change (in thousands):

	December 31, 2017	December 31, 2016	Change	Percentage Change
Assets
Total cash and cash equivalents	$30,729	$74,162	$(43,433)	(58.6)%
Total investment securities, FHLB, and FRB stock	303,192	312,148	(8,956)	(2.9)%

Loans, net of deferred loan fees	1,311,824	1,200,290	111,534	9.3%
Allowance for loan losses	(21,161)	(14,253)	(6,908)	48.5%
Loans, net	1,290,663	1,186,037	104,626	8.8%

Goodwill and other intangible assets, net	23,909	24,769	(860)	(3.5)%
Other assets	59,127	60,063	(936)	(1.6)%
Total assets	$1,707,620	$1,657,179	$50,441	3.0%

Liabilities and Shareholders’ Equity
Total deposits	$1,467,446	$1,456,343	$11,103	0.8%
FHLBNY advances and other debt	74,217	41,421	32,796	79.2%
Other liabilities	16,144	15,667	477	3.0%
Total liabilities	1,557,807	1,513,431	44,376	2.9%

Total shareholders’ equity	149,813	143,748	6,065	4.2%
Total liabilities and shareholders’ equity	$1,707,620	$1,657,179	$50,441	3.0%

Cash and cash equivalents

The decrease in cash and cash equivalents can be mostly attributed to an increase in total loans, offset by increases in deposits and FHLBNY advances.

Investment securities

The decrease in securities available for sale and held to maturity can be mostly attributed to maturities and calls exceeding new purchases of investment securities.

Loans, net

The increase in total loans can be mostly attributed to increases of $98.1 million in commercial loans and $17.5 million in consumer loans, offset by a $4.1 million decrease in residential mortgages. The increase in the commercial loan portfolio was primarily from the Capital Bank Division and the increase in consumer loans can be mostly attributed to an increase in the indirect automobile loan portfolio.

Goodwill and other intangible assets, net

The decrease in goodwill and other intangible assets, net can be attributed to amortization of other intangible assets. There were no impairments of goodwill or other intangible assets during the years ended December 31, 2017 and 2016.

Other assets

The decrease in other assets can be mostly attributed to the $2.9 million one-time reduction in the net deferred tax asset, as a result of a remeasurement required under GAAP due to the enactment of the Tax Act.

Deposits

The increase in deposits can be attributed to increases of $49.8 million in non-interest bearing demand deposits, $12.2 million in interest-bearing demand deposits, and $10.0 million in savings deposits. Partially offsetting the increases noted above were decreases of $35.2 million in money market accounts and $25.7 million in time deposits.

FHLBNY advances and other debt

FHLBNY overnight advances increased due to loan growth increasing faster than deposit growth during the current year, offset by the maturity of one $10.0 million repurchase agreement during the first quarter of 2017 and discontinuation of the Bank's customer repurchase agreement product during 2017.

Shareholders’ equity

The increase in shareholders' equity was primarily due to an increase in retained earnings of $4.3 million, which was a result of earnings of $7.4 million and a $1.8 million re-class of the stranded accumulated other comprehensive loss associated with the revaluation of the net deferred tax asset from accumulated other comprehensive loss to retained earnings, offset by $4.9 million in dividends declared during the current year. The decrease in accumulated other comprehensive loss of $0.4 million can be attributed to the increase in the fair market value of the securities portfolio, offset by the $1.8 million re-class of the stranded accumulated other comprehensive loss associated with the revaluation of the net deferred tax asset to retained earnings. Also, additional-paid-in capital and treasury stock increased $0.4 million and $0.9 million, respectively, due to the issuance of shares to the Corporation’s employee benefit stock plans.

Assets under management or administration

The market value of total assets under management or administration in our WMG was $1.952 billion, including $346.8 million of assets held under management or administration for the Corporation, at December 31, 2017 compared with $1.721 billion, including $294.9 million of assets held under management or administration for the Corporation, at December 31, 2016, an increase of $230.4 million, or 13.4%.

Balance Sheet Comparisons

The table below contains selected average balance sheet information for each year in the five-year period ended December 31, 2017 (in millions):

SELECTED AVERAGE BALANCE SHEET INFORMATION

Average Balance Sheet	2017	2016	2015	2014	2013	% Change 2016 to 2017	Compounded Annual Growth 5 Years
Total assets	$1,713.2	$1,667.2	$1,577.8	$1,506.3	$1,306.4	2.8%	6.4%
Interest-earning assets (1)	1,623.9	1,571.5	1,477.5	1,399.3	1,209.7	3.3%	7.1%
Loans (2)	1,251.2	1,194.6	1,142.0	1,066.4	942.9	4.7%	8.2%
Investments (3)	372.7	376.9	335.5	332.9	266.8	(1.1)%	4.0%
Deposits	1,514.5	1,450.5	1,367.7	1,297.4	1,092.8	4.4%	7.7%
Borrowings (4)	32.4	55.5	56.2	56.7	69.5	(41.6)%	(14.4)%
Shareholders’ equity	151.2	142.9	137.9	142.0	134.3	5.8%	2.9%
(1) Average interest-earning assets include securities available for sale and securities held to maturity based on amortized cost, loans and loans held for sale net of deferred loan fees, interest-earning deposits, FHLBNY stock, FRBNY stock and federal funds sold.
(2) Average loans and loans held for sale, net of deferred loan fees.
(3) Average balances for investments include securities available for sale and securities held to maturity, based on amortized cost, FHLBNY stock, FRBNY stock, federal funds sold and interest-earning deposits.
(4) Average borrowings include FHLBNY advances, securities sold under agreements to repurchase and capitalized lease obligations.

The table below contains selected year-end balance sheet information for each year in the five-year period ended December 31, 2017 (in millions):

SELECTED YEAR-END BALANCE SHEET INFORMATION

Ending Balance Sheet	2017	2016	2015	2014	2013	% Change 2016 to 2017	Compounded Annual Growth 5 Years
Total assets	$1,707.6	$1,657.2	$1,620.0	$1,524.5	$1,476.1	3.0%	6.5%
Interest-earning assets (1)	1,618.3	1,558.8	1,525.2	1,415.1	1,373.6	3.8%	7.0%
Loans (2)	1,312.4	1,200.7	1,169.7	1,122.2	996.6	9.3%	8.0%
Allowance for loan losses	21.2	14.3	14.3	13.7	12.8	48.3%	15.3%
Investments (3)	306.0	358.1	355.5	292.9	377.0	(14.5)%	3.2%
Deposits	1,467.4	1,456.3	1,400.3	1,280.0	1,266.3	0.8%	7.0%
Borrowings (4)	74.2	41.4	64.4	82.8	57.9	79.2%	4.4%
Shareholders’ equity	149.8	143.7	137.2	133.6	138.6	4.2%	2.7%
(1) Interest-earning assets include securities available for sale, at estimated fair value and securities held to maturity based on amortized cost, loans and loans held for sale net of deferred loan fees, interest-earning deposits, FHLBNY stock, FRBNY stock and federal funds sold.
(2) Loans and loans held for sale, net of deferred loan fees.
(3) Investments include securities available for sale, at estimated fair value, securities held to maturity, at amortized cost, FHLBNY stock, FRBNY stock, federal funds sold and interest-earning deposits.
(4) Borrowings include FHLBNY overnight and term advances, securities sold under agreements to repurchase and capitalized lease obligations.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $43.4 million since December 31, 2016, due to decreases of $0.2 million in cash and due from financial institutions and $43.2 million in interest-earning deposits in other financial institutions in order to fund loan growth in 2017.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE

	December 31, 2017		December 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government	$—	$—	$—	$—	$14,507	$14,784
Obligations of U.S. Government sponsored enterprises	15,492	15,491	17,300	17,455	84,923	85,382
Mortgage-backed securities, residential and collateralized mortgage obligations	224,939	219,909	253,156	245,866	199,680	198,366
Obligations of states and political subdivisions	52,928	53,132	38,843	38,740	43,695	44,426
Other securities (a)	4,853	5,095	1,102	1,341	1,675	1,862
Totals	$298,212	$293,627	$310,401	$303,402	$344,480	$344,820
(a) Other securities consists of corporate bonds, SBA loan pools, and equity securities.

The available for sale segment of the securities portfolio totaled $293.6 million at December 31, 2017, a decrease of $9.8 million, or 3.2%, from $303.4 million at December 31, 2016. The decrease resulted primarily from maturities and calls, which exeeded new purchases.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas. These securities totaled $3.8 million at December 31, 2017, a decrease of $0.9 million from December 31, 2016, due primarily to maturities and principal collected.

Non-marketable equity securities at December 31, 2017 include shares of FRBNY stock and FHLBNY stock, carried at their cost of $1.8 million and $4.0 million, respectively. The fair value of these securities is assumed to approximate their cost. The investment in these stocks is regulated by regulatory policies of the respective institutions.

The table below sets forth the carrying amounts and maturities of available for sale and held to maturity debt securities at December 31, 2017 and the weighted average yields of such securities (all yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security, except mortgage-backed securities which are based on the average life at the projected prepayment speed of each security) (in thousands):

MATURIES AND YIELDS OF AVAILABLE FOR SALE AND HELD TO MATURITY SECURITIES

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government and U.S. Government sponsored enterprises	$9,997	1.57%	$5,494	2.03%	$—	N/A	$—	N/A
Mortgage-backed securities, residential	353	2.77%	142,786	1.92%	76,770	1.92%	—	N/A
Obligations of states and political subdivisions	9,188	2.12%	15,349	1.94%	29,699	2.45%	841	2.66%
Time deposits with other institutions	715	1.14%	1,120	1.66%	—	N/A	—	N/A
Corporate bonds and notes	—	N/A	251	3.23%	—	N/A	—	N/A
SBA loan pools	—	N/A	171	3.12%	201	2.75%	3,937	2.05%
Total	$20,253	1.83%	$165,171	1.93%	$106,670	2.07%	$4,778	2.16%

Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For the years ended December 31, 2017 and 2016, the Corporation had no OTTI charges.

Loans

The Corporation has reporting systems to monitor: (i) loan originations and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by type and percentage of total loans at the end of each of the last five years (in thousands):

	LOANS
	December 31,
	2017	%	2016	%	2015	%	2014	%	2013	%
Commercial and agricultural	$199,007	15.2	$176,561	14.7	$193,233	16.5	$166,406	14.8	$145,363	14.6
Commercial mortgages	644,330	49.1	568,656	47.4	506,478	43.3	452,593	40.4	373,147	37.5
Residential mortgages	194,440	14.8	198,493	16.6	195,778	16.8	196,809	17.5	195,997	19.7
Indirect consumer loans	153,060	11.7	139,572	11.6	151,327	13.0	184,763	16.5	164,846	16.5
Consumer loans	120,987	9.2	117,008	9.7	121,817	10.4	121,003	10.8	116,513	11.7
Total	$1,311,824	100.0	$1,200,290	100.0	$1,168,633	100.0	$1,121,574	100.0	$995,866	100.0

Portfolio loans totaled $1.312 billion at December 31, 2017, an increase of $111.5 million, or 9.3%, from $1.200 billion at December 31, 2016.  The increase in portfolio loans was due to strong growth of $98.1 million, or 13.2%, in commercial loans and $13.5 million, or 9.7%, in indirect consumer loans. The growth in commercial loans was due primarily to an increase in commercial mortgages in the Capital Bank division in the Albany, New York region.  The increase in indirect consumer loans was a result of the Corporation's decision to focus efforts into expanding its indirect automobile loan portfolio.

Residential mortgage loans totaled $194.4 million at December 31, 2017, a decrease of $4.1 million, or 2.0%, from December 31, 2016.  In addition, during 2017, $12.5 million of residential mortgages were sold in the secondary market to Freddie Mac, with an additional $0.6 million of residential mortgages sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	December 31,
	2017	2016	2015	2014	2013
Chemung Canal Trust Company*	$630,732	$636,836	$683,137	$724,099	$687,256
Capital Bank Division	681,092	563,454	485,496	397,475	308,610
Total loans	$1,311,824	$1,200,290	$1,168,633	$1,121,574	$995,866
*All loans, excluding those originated by the Capital Bank Division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by changes in economic or other conditions. The Corporation’s concentration policy limits consider the volume of commercial loans to any one specific industry, sponsor, and by collateral type and location. In addition, the Corporation’s policy limits the volume of non-owner occupied commercial mortgages to four times total risk based capital. At December 31, 2017 and 2016, total non-owner occupied commercial real estate loans divided by total risk based capital was 386.7% and 351.1% respectively.

The Corporation also monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At December 31, 2017 and 2016, commercial loans to borrowers involved in the real estate, and real estate rental and leasing businesses were 48.1% and 43.9% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of December 31, 2017 and 2016.

The table below shows the maturity of only commercial and agricultural loans and commercial mortgages outstanding as of December 31, 2017.  Also provided are the amounts due after one year, classified according to fixed interest rates and variable interest rates (in thousands):

	LOAN AMOUNTS CONTRACTUALLY DUE AFTER DECEMBER 31, 2017
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and agricultural and commercial mortgages	$97,435	$192,862	$553,040	$843,337
Loans maturing with:
Fixed interest rates	$17,756	$131,424	$130,653	$279,833
Variable interest rates	79,679	61,438	422,387	563,504
Total	$97,435	$192,862	$553,040	$843,337

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

The following table summarizes the Corporation's non-performing assets, excluding purchased credit impaired loans (in thousands):

NON-PERFORMING ASSETS

December 31,	2017	2016	2015	2014	2013
Non-accrual loans	$11,389	$7,649	$7,821	$6,798	$7,456
Non-accrual troubled debt restructurings	5,935	4,394	4,411	980	1,061
Total non-performing loans	17,324	12,043	12,232	7,778	8,517
Other real estate owned	1,940	388	1,530	3,065	538
Total non-performing assets	$19,264	$12,431	$13,762	$10,843	$9,055

Ratio of non-performing loans to total loans	1.32%	1.00%	1.05%	0.69%	0.86%
Ratio of non-performing assets to total assets	1.13%	0.75%	0.85%	0.71%	0.61%
Ratio of allowance for loan losses to non-performing loans	122.14%	118.35%	116.58%	175.96%	150.01%

Accruing loans past due 90 days or more (1)	$29	$13	$18	$1,454	$1,473
Accruing troubled debt restructurings (1)	$1,728	$5,839	$7,609	$8,705	$6,831

(1)	These loans are not included in nonperforming assets above.

The table below shows interest income on non-accrual and troubled debt restructured loans for the indicated years ended December 31 (in thousands):

INTEREST INCOME ON NON-ACCRUAL AND TROUBLED DEBT RESTRUCTURED LOANS
	2017	2016	2015
Interest income that would have been recorded under original terms	$630	$657	$578
Interest income recorded during the year	$153	$312	$424

Non-Performing Loans

Non-performing loans totaled $17.3 million at December 31, 2017, or 1.32% of total loans, compared with $12.0 million at December 31, 2016, or 1.00% of total loans. The increase in non-performing loans at December 31, 2017 was primarily due to increases of $5.3 million in non-accruing commercial and industrial loans and $1.2 million in non-accruing commercial mortgages, offset by a decrease of $1.0 million in non-accruing residential mortgages. The increase in non-accruing commercial and industrial loans was due primarily to two long-standing relationships in the Southern Tier of New York. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $19.3 million, or 1.13% of total assets, at December 31, 2017, compared with $12.4 million, or 0.75% of total assets, at December 31, 2016.

The recorded investment in accruing loans past due 90 days or more totaled less than $0.1 million at December 31, 2017, consistent with the prior year.

Not included in non-performing loan totals are $0.8 million and $1.4 million of acquired loans which the Corporation has identified as PCI loans at December 31, 2017 and 2016, respectively. The PCI loans are accounted for under separate accounting guidance, ASC Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss. In that regard, the Corporation modified the terms of select loans to maximize their collectability. The modified loans are considered TDRs under current accounting guidance. Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest. As of December 31, 2017, the Corporation had $6.0 million of non-accrual TDRs compared with $4.4 million as of December 31, 2016. As of December 31, 2017, the Corporation had $1.7 million of accruing TDRs compared with $5.8 million as of December 31, 2016.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The unpaid principal balance of impaired loans at December 31, 2017 totaled $14.1 million, including TDRs of $7.7 million, compared to $12.9 million at December 31, 2016, including TDRs of $10.2 million. Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans. The increase in impaired loans was primarily in the commercial loan segment of the loan portfolio related to two long-standing relationships in the Southern Tier of New York, partially offset by the transfer of eight commercial properties from impaired loans to OREO. Included in the recorded investment of impaired loans at December 31, 2017, are loans totaling $8.1 million for which impairment allowances of $5.9 million have been specifically allocated to the allowance for loan losses. As of December 31, 2016, the impaired loan total included $2.6 million of loans for which specific impairment allowances of $0.9 million were allocated to the allowance for loan losses. The increase in the amount of impaired loans for which specific allowances were allocated to the allowance for loan losses was due primarily to an increase in impaired commercial loans.

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

The allowance for loan losses was $21.2 million at December 31, 2017, compared to $14.3 million at December 31, 2016. The increase in the allowance for loan losses can be mostly attributed to an increase in the commercial and consumer loans portfolios, an increase in impaired loans, and an increase in loss factors relating to the indirect and consumer loan portfolios. The ratio of allowance for loan losses to total loans was 1.61% at December 31, 2017 and 1.19% at December 31, 2016, respectively. Net charge-offs for the years ended December 31, 2017 and 2016 were $2.1 million and $2.4 million, respectively.

The table below summarizes the Corporation’s allocation of the allowance for loan losses and percent of loans by category to total loans for each year in the five-year period ended December 31, 2017 (in thousands):

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Balance at end of year applicable to:	2017	%	2016	%	2015	%	2014	%	2013	%
Commercial and agricultural	$6,976	15.2	$1,589	14.7	$1,831	16.5	$1,460	14.8	$1,979	14.6
Commercial mortgages	8,514	49.1	7,270	47.4	7,112	43.3	6,326	40.4	6,243	37.5
Residential mortgages	1,316	14.8	1,523	16.6	1,464	16.8	1,572	17.5	1,517	19.7
Consumer loans	4,355	20.9	3,871	21.3	3,853	23.4	4,328	27.3	3,037	28.2
	$21,161	100.0	$14,253	100.0	$14,260	100.0	$13,686	100.0	$12,776	100.0

The table below summarizes the Corporation's loan loss experience for each year in the five-year period ended December 31, 2017 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of year	$14,253	$14,260	$13,686	$12,776	$10,433
Charge-offs:
Commercial and agricultural	96	217	186	444	186
Commercial mortgages	419	911	104	2,229	44
Residential mortgages	225	65	47	97	124
Consumer loans	1,831	1,637	1,294	1,508	1,139
Total	2,571	2,830	1,631	4,278	1,493
Recoveries:
Commercial and agricultural	109	92	96	385	537
Commercial mortgages	5	10	131	156	98
Residential mortgages	30	—	—	32	65
Consumer loans	313	284	407	634	381
Total	457	386	634	1,207	1,081
Net charge-offs	2,114	2,444	997	3,071	412
Provision charged to operations	9,022	2,437	1,571	3,981	2,755
Allowance for loan losses at end of year	$21,161	$14,253	$14,260	$13,686	$12,776

Ratio of net charge-offs during year to average loans outstanding	0.17%	0.20%	0.09%	0.29%	0.04%
Ratio of allowance for loan losses to total loans outstanding	1.61%	1.19%	1.22%	1.22%	1.28%

Net charge-offs for the year ended December 31, 2017 were $2.1 million compared with $2.4 million for the year ended December 31, 2016.  The ratio of net charge-offs to average loans outstanding was 0.17% for 2017 compared to 0.20% for 2016.  The decrease in net charge-offs can be attributed to a decline in write-offs in commercial loans, offset by increases in write-offs in residential mortgages and consumer loans.

Other Real Estate Owned

At December 31, 2017, OREO totaled $1.9 million compared to $0.4 million at December 31, 2016.  The increase in other real estate owned was due primarily to eight commercial properties added during the fourth quarter of 2017 in the amount of $1.6 million .

Deposits

The table below summarizes the Corporation’s deposit composition by segment at December 31, 2017, 2016, and 2015, and the dollar and percent change from December 31, 2016 to December 31, 2017 and December 31, 2015 to December 31, 2016 (in thousands):

DEPOSITS
				Percentage Change from Prior Year
	December 31,
	2017	2016	2015	2017	2016
Non-interest-bearing demand deposits	$467,610	$417,812	$402,236	11.9%	3.9%
Interest-bearing demand deposits	149,026	136,826	130,573	8.9%	4.8%
Insured money market accounts	513,782	548,963	497,658	(6.4)%	10.3%
Savings deposits	218,666	208,636	203,749	4.8%	2.4%
Time deposits	118,362	144,106	166,079	(17.9)%	(13.2)%
Total	$1,467,446	$1,456,343	$1,400,295	0.8%	4.0%

Deposits totaled $1.467 billion at December 31, 2017, compared with $1.456 billion at December 31, 2016, an increase of $11.1 million, or 0.8%.  At December 31, 2017, demand deposit and money market accounts comprised 77.0% of total deposits compared with 75.8% at December 31, 2016.  Sorted by public, commercial, consumer and broker sources, the growth in deposits was due primarily to increases of $43.0 million in commercial deposits and $0.9 million in public deposits, offset by decreases of $16.9 million in consumer deposits and $15.9 million in brokered deposits.

At December 31, 2017, public funds deposits totaled $299.5 million compared to $306.3 million at December 31, 2016. The Corporation has developed a program for the retention and management of public funds deposits. These deposits are from public entities, such as school districts and municipalities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds deposits will increase at the end of the first and third quarters. Public funds deposit accounts above the FDIC insured limit are collateralized by municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Fannie Mae, and Freddie Mac.

The table below summarizes the Corporation’s public funds deposit composition by segment (in thousands):

	December 31,
Public Funds:	2017	2016	2015
Non-interest-bearing demand deposits	$11,229	$7,929	$10,961
Interest-bearing demand deposits	44,796	44,366	43,881
Insured money market accounts	225,756	233,745	211,709
Savings deposits	11,249	9,378	10,262
Time deposits	6,497	10,840	16,294
Total public funds	$299,527	$306,258	$293,107
Total deposits	$1,467,446	$1,456,343	$1,400,295
Percentage of public funds to total deposits	20.4%	21.0%	20.9%

As of December 31, 2017, the aggregate amount of the Corporation's outstanding certificates of deposit in amounts greater than or equal to $100 thousand was $31.3 million. The table below presents the Corporation's scheduled maturity of those certificates as of December 31, 2017 (in thousands):

December 31, 2017
3 months or less	$8,155
Over 3 through 6 months	6,704
Over 6 through 12 months	7,145
Over 1 year to 3 years	7,053
Over 3 years	2,228
$31,285

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	December 31,
	2017	2016	2015	2014	2013
Chemung Canal Trust Company*	$1,264,883	$1,249,870	$1,219,282	$1,119,377	$1,097,920
Capital Bank Division	202,563	206,473	181,013	160,637	168,336
Total loans	$1,467,446	$1,456,343	$1,400,295	$1,280,014	$1,266,256
*All deposits, excluding those originated by the Capital Bank Division.

Brokered deposits include funds obtained through brokers, and the Bank’s participation in CDARS and ICS programs.  The CDARS and ICS programs involve a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. The Corporation had no deposits obtained through brokers as of December 31, 2017 and 2016.  Deposits obtained through the CDARS and ICS programs were $187.7 million and $203.7 million as of December 31, 2017 and 2016, respectively.

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

Borrowings

FHLBNY advances increased $50.6 million to $59.7 million at December 31, 2017 from $9.1 million at December 31, 2016.  FHLBNY overnight advances increased $57.7 million during 2017 while FHLBNY term advances decreased $7.1 million. FHLBNY overnight advances increased due to loan growth increasing faster than deposit growth during the year.

For each of the three years ended December 31, 2017, 2016 and 2015, respectively, the average outstanding balance of borrowings that mature in one year or less did not exceed 30% of shareholders' equity.

Information regarding securities sold under agreements to repurchase and FHLBNY advances is included in Foonotes 8 and 9 to the audited consolidated financial statements appearing elsewhere in this report. The following is a summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance at December 31	$10,000	$27,606	$28,453
Maximum month-end balance	$25,718	$30,497	$32,145
Average balance during year	$14,207	$29,120	$30,236

The following is a summary of FHLBNY overnight advances as of and for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Balance at December 31	$57,700	$—	$13,900
Maximum month-end balance	$57,700	$29,700	$15,600
Average balance during year	$5,534	$3,187	$3,771

The following is a summary of FHLBNY term advances as of and for the years ended December 31, 2017, 2016, and 2015. The carrying amount includes the advance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

	2017	2016	2015
Balance at December 31	$2,000	$9,093	$19,203
Maximum month-end balance	$9,084	$19,194	$19,301
Average balance during year	$7,998	$18,874	$19,256

Derivatives

The Corporation offers interest rate swap agreements to qualified commercial loan customers. These agreements allow the Corporation’s customers to effectively fix the interest rate on a variable rate loan by entering into a separate agreement. Simultaneous with the execution of such an agreement with a customer, the Corporation enters into a matching interest rate swap agreement with an unrelated third party provider, which allows the Corporation to continue to receive the variable rate under the loan agreement with the customer. The agreement with the third party is not designated as a hedge contract, therefore changes in fair value are recorded through other non-interest income. Assets and liabilities associated with the agreements are recorded in other assets and other liabilities on the balance sheet. Gains and losses are recorded as other non-interest income. The Corporation is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements. Additionally, the swap agreements are free-standing derivatives and are recorded at fair value in the Corporation's consolidated balance sheets, which typically involves a day one gain. Since the terms of the two interest rate swap agreements are identical, the income statement impact to the Corporation is limited to the day one gain and an allowance for credit loss exposure, in the event of nonperformance. The Corporation recognized $0.2 million and $0.1 million in swap fee income for the years ended December 31, 2017 and 2016, respectively.
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

Shareholders’ Equity

Total shareholders’ equity was $149.8 million at December 31, 2017, compared with $143.7 million at December 31, 2016, an increase of $6.1 million, or 4.2%.  The increase in retained earnings of $4.3 million was due primarily to earnings of $7.4 million and a $1.8 million re-class of the stranded accumulated other comprehensive loss associated with the revaluation of the net deferred tax asset from accumulated other comprehensive loss to retained earnings, offset by $4.9 million in dividends declared during the year. The decrease in accumulated other comprehensive loss of $0.4 million can be attributed to the increase in the fair market value of the securities portfolio, offset by the $1.8 million re-class of the stranded accumulated other comprehensive loss associated with the revaluation of the net deferred tax asset to retained earnings. Also, additional-paid-in capital and treasury stock increased $0.4 million and $0.9 million, respectively, due to the issuance of shares to the Corporation’s employee benefit stock plans. The total shareholders’ equity to total assets ratio was 8.77% at December 31, 2017 compared with 8.67% at December 31, 2016.  Tangible equity to tangible assets ratio increased to 7.48% at December 31, 2017, from 7.29% at December 31, 2016.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of December 31, 2017, both the Corporation’s and the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.  A comparison of the Corporation’s and the Bank’s actual capital ratios to the ratios required to be adequately or well-capitalized at December 31, 2017 and 2016, is included in Footnote 18 to the consolidated financial statements appearing elsewhere in this report.  For more information regarding current capital regulations see Part I-“Business-Supervision and Regulation-Regulatory Capital Requirements.”

Cash dividends declared during 2017 and 2016 totaled $4.9 million or $1.04 per share, and cash dividends declared during 2015 totaled $4.8 million, or $1.04 per share. Dividends declared during 2017 amounted to 66.30% of net income compared to 48.76%, and 51.34% of net income for 2016 and 2015, respectively.  Management seeks to continue generating sufficient capital internally, while continuing to pay dividends to the Corporation’s shareholders.

When shares of the Corporation become available in the market, the Corporation may purchase them after careful consideration of the Corporation’s liquidity and capital positions.  Purchases may be made from time to time on the open market or in privately negotiated transactions at the discretion of management.  On December 19, 2012, the Board of Directors approved a new stock repurchase plan under which the Corporation may repurchase up to 125,000 shares.  No shares were purchased under the plan in 2017 and 2016.  The Corporation has purchased 3,094 shares at a total cost of $93 thousand under the plan since its inception.

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

The table below shows the Corporation’s off-balance sheet arrangements as of December 31, 2017 (in thousands):

COMMITMENT MATURITY BY PERIOD

	Total	2018	2019 - 2020	2021 - 2022	2023 and thereafter
Standby letters of credit	$15,022	$13,203	$799	$900	$120
Unused portions of lines of credit (1)	135,265	135,265	—	—	—
Commitments to fund new loans	44,610	44,610	—	—	—
Total	$194,897	$193,078	$799	$900	$120
(1) Not included in this total are unused portions of home equity lines of credit, credit card lines and consumer overdraft protection lines of credit, since no contractual maturity dates exist for these types of loans.  Commitments to outside parties under these lines of credit were $48.3 million, $12.9 million and $5.5 million, respectively, at December 31, 2017.

Contractual Obligations

The table below shows the Corporation’s contractual obligations under long-term agreements as of December 31, 2017 (in thousands).  Note references are to the Notes of the Consolidated Financial Statements:

CONTRACTUAL OBLIGATIONS

		Payments Due by Period
	Total	2018	2019 - 2020	2021 - 2022	2023 and thereafter
Time Deposits (Note 7)	$118,362	$80,180	$28,427	$6,707	$3,048
FHLBNY advances (Note 9)	59,700	59,700	—	—	—
Securities sold under agreements to repurchase (Note 8)	10,000	10,000	—	—	—
Operating leases (Note 5)	8,593	1,121	1,639	1,464	4,369
Capital leases (Note 5)	5,920	367	743	779	4,031
Data processing services and other	2,749	1,186	1,563	—	—
Total (1)	$205,324	$152,554	$32,372	$8,950	$11,448
(1) Not included in the above total is the Corporation's obligation regarding the Pension Plan and Other Benefit Plans.  Please refer to Part IV Item 15 Note 12 for information regarding these obligations at December 31, 2017.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $73.5 million and $131.6 million at December 31, 2017 and 2016, respectively.  The Corporation also had a total of $38.0 million of unsecured lines of credit with five different financial institutions, all of which were available at December 31, 2017. The Corporation had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at December 31, 2016.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the years indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$23,645	$22,141
Net cash used by investing activities	(106,642)	(729)
Net cash provided by financing activities	39,564	26,565
Net increase (decrease) in cash and cash equivalents	$(43,433)	$47,977

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in years ended 2017 and 2016 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the years ended 2017 and 2016 predominantly resulted from purchases of securities available for sale and a net increase in loans, offset by sales, calls, maturities, and principal collected on securities available for sale.

Financing activities

Cash provided by financing activities during the years ended 2017 and 2016 predominantly resulted from an increase in deposits and FHLBNY overnight advances, offset by the repayment of FHLBNY term advances and securities sold under agreements to repurchase.

Capital Resources

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 was 1.250%. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of December 31, 2017 and 2016, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2017, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The regulatory capital ratios as of December 31, 2017 and 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands, except ratio data):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$153,020	11.82%	$103,527	8.00%	$119,703	9.250%	N/A	N/A
Bank	$146,129	11.31%	$103,390	8.00%	$119,545	9.250%	$129,238	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$136,660	10.56%	$77,645	6.00%	$93,821	7.250%	N/A	N/A
Bank	$129,881	10.05%	$77,543	6.00%	$93,697	7.250%	$103,390	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$136,660	10.56%	$58,234	4.50%	$74,410	5.750%	N/A	N/A
Bank	$129,881	10.05%	$58,157	4.50%	$74,312	5.750%	$84,004	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$136,660	8.02%	$68,200	4.00%	N/A	N/A	N/A	N/A
Bank	$129,881	7.63%	$68,045	4.00%	N/A	N/A	$85,057	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$145,269	12.14%	$95,748	8.00%	$103,229	8.625%	N/A	N/A
Bank	$140,020	11.71%	$95,640	8.00%	$103,112	8.625%	$119,550	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$71,811	6.00%	$79,292	6.625%	N/A	N/A
Bank	$125,736	10.52%	$71,730	6.00%	$79,202	6.625%	$95,640	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$53,858	4.50%	$61,339	5.125%	N/A	N/A
Bank	$125,736	10.52%	$53,798	4.50%	$61,270	5.125%	$77,708	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$130,911	7.81%	$67,031	4.00%	N/A	N/A	N/A	N/A
Bank	$125,736	7.52%	$66,919	4.00%	N/A	N/A	$83,649	5.00%
Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At December 31, 2017, the Bank could, without prior approval, declare dividends of approximately $13.8 million.

Adoption of New Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Corporation's consolidated financial statements which begins on page F-10.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Critical accounting policies include the areas where the Corporation has made what it considers to be particularly difficult, subjective or complex judgments concerning estimates, and where these estimates can significantly affect the Corporation's financial results under different assumptions and conditions.  The Corporation prepares its financial statements in conformity with GAAP.  As a result, the Corporation is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available at that time. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the years presented.  Actual results could be different from these estimates.

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

Explanation and Reconciliation of the Corporation’s Use of Non-GAAP Measures

The Corporation prepares its Consolidated Financial Statements in accordance with GAAP; these financial statements appear on pages F-3 through F-9. That presentation provides the reader with an understanding of the Corporation’s results that can be tracked consistently from year-to-year and enables a comparison of the Corporation’s performance with other companies’ GAAP financial statements.

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

The SEC has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Corporation’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's rules, although we are unable to state with certainty that the SEC would so regard them.

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

	As of or for the Years Ended
(in thousands, except ratio data)	December 31,	December 31,	December 31,
	2017	2016	2015
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO

Net interest income (GAAP)	$56,987	$52,329	$50,642
Fully taxable equivalent adjustment	788	631	554
Fully taxable equivalent net interest income (non-GAAP)	$57,775	$52,960	$51,196

Non-interest income (GAAP)	$20,491	$21,149	$20,447
Less: net (gains) losses on security transactions	(109)	(987)	(372)
Adjusted non-interest income (non-GAAP)	$20,382	$20,162	$20,075

Non-interest expense (GAAP)	$53,764	$56,610	$55,427
Less: amortization of intangible assets	(860)	(986)	(1,136)
Less: legal accruals and settlements	(850)	(1,200)	—
Adjusted non-interest expense (non-GAAP)	$52,054	$54,424	$54,291

Average interest-earning assets (GAAP)	$1,623,948	$1,571,513	$1,477,529

Net interest margin - fully taxable equivalent (non-GAAP)	3.56%	3.37%	3.46%
Efficiency ratio (non-GAAP)	66.60%	74.43%	76.18%

Tangible Equity and Tangible Assets (Year-End)

Tangible equity, tangible assets, and tangible book value per share are each non-GAAP financial measures. Tangible equity represents the Corporation’s stockholders’ equity, less goodwill and intangible assets.  Tangible assets represents the Corporation’s total assets, less goodwill and other intangible assets.  Tangible book value per share represents the Corporation’s equity divided by common shares at year-end.  These measures are meaningful to the Corporation, as well as investors and analysts, in assessing the Corporation’s use of equity.

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2017	2016	2015
TANGIBLE EQUITY AND TANGIBLE ASSETS
(YEAR END)
Total shareholders' equity (GAAP)	$149,813	$143,748	$137,242
Less: intangible assets	(23,909)	(24,769)	(25,755)
Tangible equity (non-GAAP)	$125,904	$118,979	$111,487

Total assets (GAAP)	$1,707,620	$1,657,179	$1,619,926
Less: intangible assets	(23,909)	(24,769)	(25,755)
Tangible assets (non-GAAP)	$1,683,711	$1,632,410	$1,594,171

Total equity to total assets at end of year (GAAP)	8.77%	8.67%	8.47%
Book value per share (GAAP)	$31.10	$30.07	$28.96

Tangible equity to tangible assets at end of year (non-GAAP)	7.48%	7.29%	6.99%
Tangible book value per share (non-GAAP)	$26.14	$24.89	$23.53

Tangible Equity (Average)

Average tangible equity and return on average tangible equity are each non-GAAP financial measures. Average tangible equity represents the Corporation’s average stockholders’ equity, less average goodwill and intangible assets for the year.  Return on average tangible equity measures the Corporation’s earnings as a percentage of average tangible equity.  These measures are meaningful to the Corporation, as well as investors and analysts, in assessing the Corporation’s use of equity.

	As of or for the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except ratio data)	2017	2016	2015
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$151,229	$142,906	$137,891
Less: average intangible assets	(24,327)	(25,250)	(26,308)
Average tangible equity (non-GAAP)	$126,902	$117,656	$111,583

Return on average equity (GAAP)	4.91%	7.02%	6.84%
Return on average tangible equity (non-GAAP)	5.85%	8.52%	8.45%

Adjustments for Certain Items of Income or Expense

In addition to disclosures of certain GAAP financial measures, including net income, EPS, ROA, and ROE, we may also provide comparative disclosures that adjust these GAAP financial measures for a particular year by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the year, including certain nonrecurring items.  The Corporation believes that the resulting non-GAAP financial measures may improve an understanding of its results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on the Corporation’s financial results during the particular year in question. In the Corporation’s presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, the Corporation supplies the supplemental financial information and explanations required under Regulation G.

	As of or for the Years Ended
(in thousands, except per share and ratio data)	December 31,	December 31,	December 31,
	2017	2016	2015
CORE NET INCOME
Reported net income (loss) (GAAP)	$7,430	$10,027	$9,433
Net (gains) losses on security transactions (net of tax)	(68)	(614)	(230)
Legal accruals and settlements (net of tax)	528	747	—
Remeasurement of net deferred tax asset	2,927	—	—
Core net income (non-GAAP)	$10,817	$10,160	$9,203

Average basic and diluted shares outstanding	4,800	4,762	4,719

Reported basic and diluted earnings (loss) per share (GAAP)	$1.55	$2.11	$2.00
Reported return on average assets (GAAP)	0.43%	0.60%	0.60%
Reported return on average equity (GAAP)	4.91%	7.02%	6.84%

Core basic and diluted earnings per share (non-GAAP)	$2.25	$2.13	$1.95
Core return on average assets (non-GAAP)	0.63%	0.61%	0.58%
Core return on average equity (non-GAAP)	7.15%	7.11%	6.67%

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

The Corporation’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and credit quality of interest-earning assets.

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis points change in interest rates, with appropriate floors set for interest-bearing liabilities.  At December 31, 2017, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.35% and an immediate 200-basis point increase would negatively impact the next 12 months net interest income by 7.91%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline from this point, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated these scenarios would result in negative impacts to net interest income of 4.75% and 12.01%, respectively.

A related component of interest rate risk is the expectation that the market value of the Corporation’s capital account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to shrinkage in market value.  At December 31, 2017, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 12.11% and an immediate 200-basis point increase in interest rates would negatively impact the market value by 3.48%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated these scenarios would result in negative impacts to the market value of the Corporation’s capital of 5.61% and 5.49%, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Part IV, Item 15 are filed as part of this report and appear on pages F-1 through F-68.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of our Chief Executive Officer, who is the Corporation's principal executive officer, and our Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer and Treasurer have concluded that the Corporation's disclosure controls and procedures are effective as of December 31, 2017.

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

As of December 31, 2017 management assessed the effectiveness of the Corporation's internal control over financial reporting based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  The objective of this assessment was to determine whether the Corporation's internal control over financial reporting was effective as of December 31, 2017. Based on the assessment, we assert that the Corporation maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, which audited the Corporation's 2017 consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Corporation's internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

/s/ Anders M. Tomson	/s/ Karl F. Krebs
Anders M. Tomson	Karl F. Krebs
President and Chief Executive Officer	Chief Financial Officer and Treasurer
March 8, 2018	March 8, 2018

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2017 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2017 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2017 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2017 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Corporation's definitive proxy statement for its 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the Corporation’s 2017 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    The following consolidated financial statements of the Corporation appear on pages F-1 through F-68 of this report and are incorporated in Part II, Item 8:

Report of Independent Registered Public Accounting Firm-Crowe Horwath LLP

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the three years ended December 31, 2017

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2017

Consolidated Statements of Cash Flows for the three years ended December 31, 2017

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to December 29, 2017 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on January 3, 2018).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1
Post-Employment Consulting Agreement dated December 20, 2017 between Chemung Canal Trust Company and Ronald M. Bentley, Director (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on December 22, 2017 and incorporated herein by reference).

10.2
Chemung Financial Corporation 2014 Omnibus Plan and Component Plans (Chemung Financial Corporation Restricted Stock Plan, Chemung Financial Corporation Incentive Compensation Plan, Chemung Financial Corporation Directors’ Compensation Plan and Chemung Financial Corporation/Chemung Canal Trust Company Directors’ Deferred Fee Plan) (filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to Registrant’s Form S-8 filed with the SEC on January 27, 2015 and incorporated herein by reference).

10.3
Change of Control Agreement dated September 1, 2015 between Chemung Canal Trust Company and Thomas W. Wirth, Executive Vice President (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 3, 2015 and incorporated herein by reference).

10.4
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President (filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.5
Change of Control Agreement dated August 28, 2015 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Executive Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 1, 2015 and incorporated herein by reference).

10.6
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer (filed as Exhibit 10.16 to Registrant’s Form 10-K on March 28, 2012 and incorporated herein by reference).

10.7
Change of Control Agreement dated October 16, 2013 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 17, 2013 and incorporated herein by reference).

10.8
Change of Control Agreement dated August 17, 2016 between Chemung Canal Trust Company and Kimberly A. Hazelton, Executive Vice President (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on August 17, 2016 and incorporated herein by reference).

10.9
Change of Control Agreement dated January 3, 2018 between Chemung Canal Trust Company and Daniel D. Fariello, President of Capital Bank Division (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on January 8, 2018 and incorporated herein by reference).

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

ITEM 16.  10-K SUMMARY

None.

CHEMUNG FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages F-1 to F-68

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chemung Financial Corporation
Elmira, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chemung Financial Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Chemung Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, as disclosed in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Crowe Horwath LLP

We have served as the Company’s auditor since 2006.

Livingston, New Jersey
March 8, 2018

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
(in thousands, except share and per share amounts)	2017	2016
ASSETS
Cash and due from financial institutions	$27,966	$28,205
Interest-earning deposits in other financial institutions	2,763	45,957
Total cash and cash equivalents	30,729	74,162

Trading assets, at fair value	988	774

Securities available for sale, at estimated fair value	293,627	303,402
Securities held to maturity, estimated fair value of $3,776 at December 31, 2017 and $4,912 at December 31, 2016	3,781	4,705
FHLBNY and FRBNY Stock, at cost	5,784	4,041

Loans, net of deferred loan fees	1,311,824	1,200,290
Allowance for loan losses	(21,161)	(14,253)
Loans, net	1,290,663	1,186,037

Loans held for sale	542	412
Premises and equipment, net	26,657	28,923
Goodwill	21,824	21,824
Other intangible assets, net	2,085	2,945
Bank owned life insurance	2,982	2,912
Accrued interest and other assets	27,958	27,042

Total assets	$1,707,620	$1,657,179

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$467,610	$417,812
Interest-bearing	999,836	1,038,531
Total deposits	1,467,446	1,456,343

FHLBNY overnight advances	57,700	—
Securities sold under agreements to repurchase	10,000	27,606
FHLBNY term advances	2,000	9,093
Long term capital lease obligation	4,517	4,722
Dividends payable	1,233	1,225
Accrued interest payable and other liabilities	14,911	14,442
Total liabilities	1,557,807	1,513,431

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at December 31, 2017 and December 31, 2016	53	53
Additional-paid-in capital	45,967	45,603
Retained earnings	128,453	124,111
Treasury stock, at cost (559,094 shares at December 31, 2017; 597,843 shares at December 31, 2016)	(14,320)	(15,265)
Accumulated other comprehensive loss	(10,340)	(10,754)

Total shareholders' equity	149,813	143,748

Total liabilities and shareholders' equity	$1,707,620	$1,657,179

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31
(in thousands, except per share amounts)	2017	2016	2015
Interest and Dividend Income:
Loans, including fees	$52,840	$49,677	$48,271
Taxable securities	5,503	5,239	4,958
Tax exempt securities	1,149	945	939
Interest-earning deposits	563	307	76
Total interest and dividend income	60,055	56,168	54,244

Interest Expense:
Deposits	2,168	2,170	2,003
Securities sold under agreements to repurchase	478	849	848
Borrowed funds	422	820	751
Total interest expense	3,068	3,839	3,602
Net interest income	56,987	52,329	50,642
Provision for loan losses	9,022	2,437	1,571
Net interest income after provision for loan losses	47,965	49,892	49,071

Non-Interest Income:
Wealth management group fee income	8,804	8,316	8,522
Service charges on deposit accounts	4,961	5,089	4,886
Interchange revenue from debit card transactions	3,761	4,027	3,307
Net gains on securities transactions	109	987	372
Net gain on sales of loans held for sale	260	326	294
Net gains on sales of other real estate owned	38	21	84
Income from bank owned life insurance	70	73	75
Other	2,488	2,310	2,907
Total non-interest income	20,491	21,149	20,447

Non-Interest Expenses:
Salaries and wages	21,476	20,954	21,223
Pension and other employee benefits	4,276	6,132	5,908
Net occupancy expenses	6,263	6,837	7,006
Furniture and equipment expenses	2,828	2,967	2,979
Data processing expense	6,539	6,593	6,586
Professional services	1,774	2,175	1,293
Legal accruals and settlements	850	1,200	—
Amortization of intangible assets	860	986	1,136
Marketing and advertising expense	794	877	899
Other real estate owned expenses	110	180	812
FDIC insurance	1,236	1,193	1,075
Loan expense	694	669	693
Other	6,064	5,847	5,817
Total non-interest expenses	53,764	56,610	55,427
Income before income tax expense	14,692	14,431	14,091
Income tax expense	7,262	4,404	4,658
Net income	$7,430	$10,027	$9,433

Weighted average shares outstanding	4,800	4,762	4,719
Basic and diluted earnings per share	$1.55	$2.11	$2.00

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31
(in thousands)	2017	2016	2015
Net income	$7,430	$10,027	$9,433

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,523	(6,352)	(2,472)
Reclassification adjustment gains realized in net income	(109)	(987)	(372)
Net unrealized gains (losses)	2,414	(7,339)	(2,844)
Tax effect	(904)	2,773	1,094
Net of tax amount	1,510	(4,566)	(1,750)

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	1,001	5,369	(2,052)
Reclassification adjustment for amortization of prior service costs	(220)	(427)	(90)
Prior service credit	—	1,101	—
Reclassification adjustment for amortization of net actuarial loss	413	1,595	1,484
Total before tax effect	1,194	7,638	(658)
Tax effect	(453)	(2,884)	251
Net of tax amount	741	4,754	(407)

Total other comprehensive income (loss)	2,251	188	(2,157)

Comprehensive income	$9,681	$10,215	$7,276

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2015	$53	$45,355	$114,383	$(17,378)	$(8,785)	$133,628
Net income	—	—	9,433	—	—	9,433
Other comprehensive loss	—	—	—	—	(2,157)	(2,157)
Restricted stock awards	—	314	—	—	—	314
Distribution of 3,598 shares of treasury stock granted for directors’ deferred compensation plan	—	(89)	—	92	—	3
Distribution of 7,628 shares of treasury stock granted for employee restricted stock awards, net	—	(195)	—	195	—	—
Restricted stock units for directors' deferred compensation plan	—	95	—	—	—	95
Cash dividends declared ($1.04 per share)	—	—	(4,843)	—	—	(4,843)
Distribution of 9,673 shares of treasury stock for directors' compensation	—	24	—	247	—	271
Distribution of 3,303 shares of treasury stock for employee compensation	—	8	—	85	—	93
Sale of 16,209 shares of treasury stock	—	25	—	413	—	438
Repurchase of 1,184 shares of common stock	—	—	—	(33)	—	(33)
Balances at December 31, 2015	$53	$45,537	$118,973	$(16,379)	$(10,942)	$137,242
Net income	—	—	10,027	—	—	10,027
Other comprehensive income	—	—	—	—	188	188
Restricted stock awards	—	192	—	—	—	192
Distribution of 3,740 shares of treasury stock granted for directors’ deferred compensation plan	—	(92)	—	95	—	3
Distribution of 8,249 shares of treasury stock granted for employee restricted stock awards, net	—	(212)	—	212	—	—
Restricted stock units for directors' deferred compensation plan	—	97	—	—	—	97
Cash dividends declared ($1.04 per share)	—	—	(4,889)	—	—	(4,889)
Distribution of 9,532 shares of treasury stock for directors' compensation	—	19	—	243	—	262
Distribution of 7,661 shares of treasury stock for employee compensation	—	15	—	195	—	210
Sale of 15,308 shares of treasury stock	—	47	—	391	—	438
Repurchase of 612 shares of common stock	—	—	—	(22)	—	(22)
Balances at December 31, 2016	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
(continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2016	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
Net income	—	—	7,430	—	—	7,430
Other comprehensive income	—	—	—	—	2,251	2,251
Restricted stock awards	—	210	—	—	—	210
Distribution of 2,438 shares of treasury stock granted for directors’ deferred compensation plan	—	(51)	—	62	—	11
Distribution of 10,161 shares of treasury stock granted for employee restricted stock awards, net	—	(260)	—	260	—	—
Restricted stock units for directors' deferred compensation plan	—	98	—	—	—	98
Cash dividends declared ($1.04 per share)	—	—	(4,925)	—	—	(4,925)
Distribution of 7,880 shares of treasury stock for directors' compensation	—	68	—	201	—	269
Distribution of 5,861 shares of treasury stock for employee compensation	—	50	—	150	—	200
Sale of 14,707 shares of treasury stock	—	206	—	376	—	582
Repurchase of 1,159 shares of common stock	—	—	—	(61)	—	(61)
Forfeiture of 1,139 shares of restricted stock awards	—	43	—	(43)	—	—
Reclassification of stranded tax effects in AOCI	—	—	1,837	—	(1,837)	—
Balances at December 31, 2017	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016	2015
Net income	$7,430	$10,027	$9,433
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	860	986	1,136
Deferred income tax (benefit) expense	4,251	(2,564)	774
Provision for loan losses	9,022	2,437	1,571
(Gain) loss on disposal of fixed assets	29	—	(18)
Depreciation and amortization of fixed assets	3,703	4,205	4,044
Amortization of premiums on securities, net	1,450	1,771	1,903
Gains on sales of loans held for sale, net	(260)	(326)	(294)
Proceeds from sales of loans held for sale	9,722	15,498	13,669
Loans originated and held for sale	(9,592)	(14,508)	(13,786)
Net (gains) losses on sale of other real estate owned	(38)	(21)	(84)
Writedowns on OREO	43	7	390
Net (gains) losses on trading assets	(137)	(76)	2
Net gains on securities transactions	(109)	(987)	(372)
Proceeds from sales of trading assets	20	99	16
Purchase of trading assets	(97)	(96)	(170)
(Increase) decrease in other assets	636	(165)	4,931
Increase (decrease) in accrued interest payable	(62)	1	(28)
Expense related to restricted stock units for directors' deferred compensation plan	98	97	95
Expense related to employee stock compensation	200	210	93
Expense related to employee restricted stock awards	210	192	314
Increase (decrease) in other liabilities	(3,664)	5,427	(9,421)
Income from bank owned life insurance	(70)	(73)	(75)
Net cash provided by operating activities	23,645	22,141	14,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	6,656	51,128	73,823
Proceeds from maturities and principal collected on securities available for sale	45,498	78,160	48,601
Proceeds from maturities and principal collected on securities held to maturity	2,891	2,868	3,290
Purchases of securities available for sale	(41,306)	(95,993)	(191,112)
Purchases of securities held to maturity	(1,967)	(3,007)	(2,025)
Purchase of FHLBNY and FRBNY stock	(7,208)	(5,458)	(8,552)
Redemption of FHLBNY and FRBNY stock	5,465	6,214	9,290
Proceeds from sales of fixed assets	16	—	18
Purchases of premises and equipment	(1,482)	(1,696)	(1,154)
Proceeds from sale of other real estate owned	383	1,568	1,329
Net increase in loans	(115,588)	(34,513)	(48,156)
Net cash used by investing activities	(106,642)	(729)	(114,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	36,847	78,021	166,045
Net decrease in time deposits	(25,744)	(21,973)	(45,764)
Net decrease in securities sold under agreements to repurchase	(17,606)	(847)	(1,199)
Net change in FHLBNY overnight advances	57,700	(13,900)	(16,930)
Repayments of FHLBNY long term advances	(7,093)	(10,110)	(107)
Payments made on capital lease	(205)	(186)	(103)
Sale of treasury stock	582	438	438
Cash dividends paid	(4,917)	(4,878)	(4,833)
Net cash provided by financing activities	39,564	26,565	97,547
Net increase (decrease) in cash and cash equivalents	(43,433)	47,977	(2,978)
Cash and cash equivalents, beginning of period	74,162	26,185	29,163
Cash and cash equivalents, end of period	$30,729	$74,162	$26,185
(Continued)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,130	$3,838	$3,630
Income Taxes	$4,050	$4,360	$7,047

Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$1,940	$412	$100
Dividends declared, not yet paid	$1,233	$1,225	$1,214
Assets acquired through long term capital lease obligation	$—	$2,035	$—
Repurchase of common stock in lieu of employee payroll taxes	$(61)	$(22)	$(33)
Distribution of treasury stock for directors' deferred compensation plan	$11	$3	$3
Distribution of treasury stock for directors' compensation	$269	$262	$271

See accompanying notes to consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015

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

The Corporation did not acquire any purchase credit impaired loans during the years ended December 31, 2017 and 2016.

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

WEALTH MANAGEMENT GROUP FEE INCOME

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Corporation. Wealth Management Group income is recognized on the accrual method as earned based on contractual rates applied to the balances of individual trust accounts.  The unaudited market value of trust assets under administration total $1.952 billion, including $346.8 million of assets held under management or administration for the Corporation, at December 31, 2017 and $1.721 billion, including $294.9 million of assets held under management or administration for the Corporation, at December 31, 2016.

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

Under the Plan, pension benefits are based upon final average annual compensation where the annual compensation is total base earnings paid plus 401(k) salary deferrals.  Bonuses, overtime, commissions and dividends are excluded.  The normal retirement benefit equals 1.2% of final average compensation (highest consecutive five years of annual compensation in the prior ten years) times years of service (up to a maximum of 25 years), plus 1% of average monthly compensation for each additional year of service (up to a maximum of 10 years), plus 0.65% of average monthly compensation in excess of covered compensation for each year of credited service up to 35 years.  Covered compensation is the average of the social security taxable wage base in effect for the 35 year period prior to normal social security retirement age.  Compensation for purposes of determining benefits under the Plan is reviewed annually.

On October 20, 2016, the Corporation amended its noncontributory defined benefit pension plan (“pension plan”) to freeze future retirement benefits after December 31, 2016. Beginning on January 1, 2017, both the pay-based and service-based component of the formula used to determine retirement benefits in the pension plan were frozen so that participants will no longer earn further retirement benefits. The effects of this freeze are reflected in the pension plan disclosures as of December 31, 2017 and 2016. See Note 12.

Defined Contribution Profit Sharing, Savings and Investment Plan:

The Corporation also sponsors a 401(K) defined contribution profit sharing, savings and investment plan which covers all eligible employees.  The Corporation contributes a non-discretionary 3% of gross annual wages (as defined by the 401(k) plan) for each participant, regardless of the participant’s deferral, in addition to a 50% match up to 6% of gross annual wages. All contributions made on or after January 1, 2017 will vest immediately, while all previous contributions continue vesting on a five-year vesting schedule. The plan's assets consist of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.  The plan’s expense is the amount of non-discretionary and matching contributions and is charged to non-interest expenses in the consolidated statements of income.

Defined Benefit Health Care Plan:

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits to employees who meet minimum age and service requirements.  This plan was amended effective July 1, 2006. Prior to this amendment, all retirees age 55 or older were eligible for coverage under the Corporation's self-insured health care plan, contributing 40% of the cost of the coverage. Under the amended plan, coverage for Medicare eligible retirees who reside in the Central New York geographic area is provided under a group sponsored plan with Excellus BlueCross BlueShield called Medicare Blue PPO, with the retiree paying 100% of the premium. Excellus BlueCross BlueShield assumes full liability for the payment of health care benefits incurred after July 1, 2006. Current Medicare eligible retirees who reside outside of the Central New York geographic area were eligible for coverage under the Corporation's self insurance plan through December 31, 2009, contributing 50% of the cost of coverage. Effective January 1, 2010, these out of area retirees were eligible for coverage under a Medicare Supplement Plan C administered by Excellus BlueCross BlueShield, contributing 50% of the premium. Current retirees between the ages of 55 and 65, will continue to be eligible for coverage under the Corporation's self insured plan, contributing 50% of the cost of the coverage. Employees who retired after July 1, 2006, and become Medicare eligible will only have access to the Medicare Blue PPO plan. Additionally, effective July 1, 2006, dental benefits were eliminated for all retirees.  The cost of the plan is based on actuarial computations of current and future benefits for employees, and is charged to non-interest expenses in the consolidated statements of income.

On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. The effects of this freeze are reflected in the pension plan disclosures as of December 31, 2017 and 2016. See Note 12.

Executive Supplemental Pension Plan:

U.S. laws place limitations on compensation amounts that may be included under the Pension Plan.  The Executive Supplemental Pension Plan was provided to executives in order to produce total retirement benefits, as a percentage of compensation that is comparable to employees whose compensation is not restricted by the annual compensation limit.  Pension amounts, which exceed the applicable Internal Revenue Service code limitations, will be paid under the Executive Supplemental Pension Plan.

The Executive Supplemental Pension Plan is a “non-qualified plan” under the Internal Revenue Service Code.  Contributions to the Plan are not held in trust; therefore, they may be subject to the claims of creditors in the event of bankruptcy or insolvency.  When payments come due under the Plan, cash is distributed from general assets. The cost of the plan is based on actuarial computations of current and future benefits for executives, and is charged to non-interest expense in the consolidated statements of income.

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

Deferred Directors Fee Plan:

A Deferred Directors Fee Plan for non-employee directors provides that directors may elect to defer receipt of all or any part of their fees.  Deferrals are either credited with interest compounded quarterly at the Applicable Federal Rate for short-term debt instruments or converted to units, which appreciate or depreciate, as would an actual share of the Corporation’s common stock purchased on the deferral date.  Cash deferrals will be paid into an interest bearing account and paid in cash.  Units will be paid in shares of common stock.  All directors’ fees are charged to non-interest expenses in the consolidated statements of income.

Directors’ Compensation Plan:

The purpose of the Directors’ Compensation Plan is to enable the Corporation to attract and retain persons of exceptional ability to serve as directors and stockholders in enhancing the value of the common stock of the Corporation.  The Plan was originally established to provide for the cash payment of an annual retainer and fees to non-employee directors serving on the Board of Directors of the Corporation and the Bank.  The Plan was subsequently amended to provide: (i) payment of additional compensation to each non-employee director in shares of the Corporation’s common stock in an amount equal to the total cash compensation earned by each non-employee director during the year for service on the Board of Directors of each of the Corporation and the Bank, and for each year of service thereafter, to be distributed from treasury shares in January of the following calendar year; and (ii) payment to the President and CEO of the Corporation and the Bank for his service on the Boards of Directors of the Corporation and the Bank in an amount equal in value to the average cash compensation awarded to non-employee directors who have served twelve (12) months of the previous year.   The maximum number of shares of Corporation’s common stock that may be granted under the Plan may not exceed 20,000 per year.  The Plan provides that the value of a share of common stock granted under the Plan shall be determined as the average of the closing prices of a share of common stock as quoted on the applicable established securities market for each of the prior 30 trading days ending on December 31st of the calendar year.  The cost of all cash and stock compensation is charged to non-interest expenses in the consolidated statements of income.

Incentive Compensation Plan:

The purpose of the Incentive Compensation Plan is to attract and retain highly qualified officers and key employees, and to motivate such persons to serve the Corporation and the Bank and to expend maximum effort to improve the business results and earnings of the Corporation by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Corporation.  To this end, the Incentive Compensation Plan provides for the discretionary grant of cash and/or unrestricted stock, i.e., common stock of the Corporation that is free of any restrictions, such as restrictions on transferability, to select officers and key employees as designated by the Board of Directors in its sole discretion.  The maximum number of shares that can be awarded as unrestricted stock under the Incentive Compensation Plan to any individual is 10,000 per calendar year; and the maximum amount that may be earned in cash as an Incentive Award in any calendar year by any individual is $300,000.  The right of any eligible employee to receive a grant of an incentive award, whether in the form of cash or unrestricted stock, is subject to performance standards that are specified by either the Compensation Committee or the Board of Directors.  The cost of all cash and unrestricted stock compensation is charged to non-interest expenses in the consolidated statements of income.

Non-qualified Deferred Compensation Plan:

The Deferred Compensation Plan allows a select group of management and employees to defer all or a portion of their annual compensation to a future date.  Eligible employees are generally highly compensated employees and are designated by the Board of Directors from time to time.  Investments in the plan are recorded as trading assets and deferred amounts are an unfunded liability of the Corporation.  The plan requires deferral elections be made before the beginning of the calendar year during which the participant will perform the services to which the compensation relates. Participants in the Plan are required to elect a form of distribution, either lump sum payment or annual installments not to exceed ten years, and a time of distribution, either a specified age or a specified date. The terms and conditions for the deferral of compensation are subject to the provisions of 409A of the IRS Code.  The income from investments and cost of the plan are recorded as non-interest income and non-interest expenses, respectively, in the consolidated statements of income.

GOODWILL AND INTANGIBLE ASSETS

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Corporation has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on our balance sheet.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The balances are reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset's carrying value is charged to operations.  Based on these impairment reviews, the Corporation determined that goodwill and other intangible assets were not impaired at December 31, 2017.

The Corporation's intangible assets with definite useful lives resulted from the purchase of the trust business of Partners Trust Bank in May of 2007, the acquisition of FOFC in April 2011 and the acquisition of six branches of Bank of America in November of 2013, with balances of $1.3 million, $0.4 million and $0.3 million, respectively, at December 31, 2017.  The intangible assets related to the acquisition of Canton Bancorp, Inc. in May 2009 were fully amortized at December 31, 2016. The intangible assets related to the acquisition of three former M&T Bank branch offices in March 2008 were fully amortized at December 31, 2015. The trust business intangible is being amortized to expense over the expected useful life of 15 years.  The identifiable core deposit and customer relationship intangibles related to the M&T branch offices, and Canton Bancorp, Inc. acquisitions are being amortized to expense using a 7.25 year accelerated method.  The identifiable core deposit related to the branch offices in the Bank of America acquisition is being amortized to expense using a 7 year accelerated method.  The identifiable core deposit intangible related to the FOFC acquisition is being amortized using a 10 year accelerated method.

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

The Corporation does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back interest rate swap program. The Corporation may need to post collateral, either cash or certain qualified securities, in proportion to potential increases in unrealized loss positions. The Corporation had no pledge collateral to derivative counterparties as of December 31, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, an amendment to Revenue from Contracts with Customers (Topic 606). The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. The requires are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. The amendments allow for one of two transition methods: full retrospective or modified retrospective. The full retrospective approach requires application to all periods presented. The modified retrospective transition requires application to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect is recognized at the date of initial application on uncompleted contracts. The Corporation adopted the new revenue guidance as of January 1, 2018 using the modified retrospective approach. There was no significant change upon adoption of the standard, as the new standard did not materially change the way the Corporation currently records revenue for its WMG and deposit related fees at the Bank.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  The objectives of the ASU are to (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation adopted all provisions of this ASU as of January 1, 2018. The ASU did not have a material impact on its consolidated financial statements, as the Corporation's equity investment portfolio is less than $3.0 million as of December 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, though early adoption is permitted. The Corporation intends to adopt the new lease guidance as of January 1, 2019 and is currently evaluating the impact that adoption of these updates will have on its consolidated financial statements. Currently, the Corporation believes the implementation of this ASU will create a right of use asset of less than $10.0 million for the Corporation's 15 leased facilities and a related capital obligation of the same amount as of January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements. The Corporation anticipates that the adoption of the CECL model will result in an increase to the Corporation's allowance for loan losses. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. In 2018 the committee plans to begin establishing parameters which will be used in the CECL model with the selected vendor. The Corporation further plans to run its current incurred loss model and a CECL model concurrently for twelve months prior to the adoption of this guidance on January 1, 2020.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the ASU is to reduce the existing diversity in practice relating to eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principal. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, though early adoption is permitted. The adoption of the ASU will not have a significant impact on the Corporation's consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. The objective of the ASU is to improve guidance related to the presentation of defined benefit costs in the income statement. Specifically, the ASU requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, the ASU allows only the service cost component to be eligible for capitalization, when applicable. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of the ASU will not have a significant impact on the Corporation's consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income as of December 31, 2017. The objective of the ASU is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act passed in December 2017. Adoption of the ASU eliminates the stranded tax effects within accumulated other comprehensive income resulting from the revaluation of the net deferred tax asset. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted for public business entities for reporting period for which financial statements have not yet been issued. The Corporation adopted this ASU as of December 31, 2017 and reclassified $1.8 million from accumulated other comprehensive income to retained earnings, relating to its early adoption of the ASU.

(2)    RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation was in compliance with the reserve requirement with the Federal Reserve Bank of New York as of December 31, 2017.

The Corporation also maintains a pre-funded settlement account with a financial institution in the amount of $1.4 million for electronic funds transaction settlement purposes at December 31, 2017 and 2016.

The Corporation also maintains a collateral restricted account with a financial institution related to the Corporation's interest rate swap program. The account serves as collateral in the event of default on the interest rate swaps with the counterparties. There was no collateral held in the account as of December 31, 2017. The collateral held at the financial institution was $0.5 million as of December 31, 2016.

(3)     SECURITIES

Amortized cost and estimated fair value of securities available for sale at December 31, 2017 and 2016 are as follows (in thousands):

	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,492	$15,491	$17,300	$17,455
Mortgage-backed securities, residential	224,939	219,909	253,156	245,866
Obligations of states and political subdivisions	52,928	53,132	38,843	38,740
Corporate bonds and notes	249	251	249	250
SBA loan pools	4,339	4,308	568	570
Corporate stocks	265	536	285	521
Total	$298,212	$293,627	$310,401	$303,402

Gross unrealized gains and losses on securities available for sale at December 31, 2017 and 2016, were as follows (in thousands):

	2017		2016
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$20	$21	$155	$—
Mortgage-backed securities, residential	136	5,166	202	7,492
Obligations of states and political subdivisions	355	151	209	312
Corporate bonds and notes	2	—	1	—
SBA loan pools	1	32	3	1
Corporate stocks	271	—	236	—
Total	$785	$5,370	$806	$7,805

The amortized cost and estimated fair value of debt securities available for sale are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	December 31, 2017
	Amortized Cost	Fair Value
Within one year	$16,998	$16,990
After one, but within five years	21,048	21,074
After five, but within ten years	12,700	12,746
After ten years	17,923	18,064
Mortgage-backed securities, residential	224,939	219,909
SBA loan pools	4,339	4,308
Total	$297,947	$293,091

Actual maturities may differ from contractual maturities above because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The proceeds from sales and calls of securities resulting in gains or losses are listed below (in thousands):

	2017	2016	2015
Proceeds	$5,576	$40,413	$72,718
Gross gains	$109	$989	$410
Gross losses	$—	$(2)	$(38)
Tax expense	$41	$373	$142

Amortized cost and estimated fair value of securities held to maturity at December 31, 2017 and 2016 are as follows (in thousands):

	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Obligations of states and political subdivisions	$1,946	$1,946	$3,725	$3,931
Time deposits with other financial institutions	1,835	1,830	980	981
	$3,781	$3,776	$4,705	$4,912

Gross unrealized gains and losses on securities held to maturity at December 31, 2017 and 2016, were as follows (in thousands):

	2017		2016
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$206	$—
Time deposits with other financial institutions	—	5	1	—
Total	$—	$5	$207	$—

There were no sales of securities held to maturity in 2017 or 2016.

The contractual maturity of securities held to maturity is as follows at December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Fair Value
Within one year	$988	$986
After one, but within five years	2,560	2,557
After five, but within ten years	233	233
After ten years	—	—
Total	$3,781	$3,776

The following table summarizes the investment securities available for sale with unrealized losses at December 31, 2017 and December 31, 2016 by aggregated major security type and length of time in a continuous unrealized position (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2017
Obligations of U.S. Government and U.S. Government sponsored enterprises	$14,982	$21	$—	$—	$14,982	$21
Mortgage-backed securities, residential	$83,562	$1,013	$131,165	$4,153	$214,727	$5,166
Obligations of states and political subdivisions	20,526	133	271	18	20,797	151
SBA loan pools	3,937	32	—	—	3,937	32
Total temporarily impaired securities	$123,007	$1,199	$131,436	$4,171	$254,443	$5,370

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2016
Mortgage-backed securities, residential	$233,843	$7,492	$—	$—	$233,843	$7,492
Obligations of states and political subdivisions	25,724	312	—	—	25,724	312
SBA loan pools	—	—	225	1	225	1
Total temporarily impaired securities	$259,567	$7,804	$225	$1	$259,792	$7,805

Other-Than-Temporary-Impairment

As of December 31, 2017, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities. At December 31, 2017, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

The Corporation's unrealized losses on securities held to maturity related to certificates of deposits. At December 31, 2017, all of the unrealized losses related to certificates of deposit within other financial institutions and were under the FDIC insurance limit of $250,000. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell these securities and it is not likely that it will be required to see these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

Pledged Securities

The fair value of securities pledged to secure public funds on deposit or for other purposes as required by law was $231.6 million at December 31, 2017 and $191.0 million at December 31, 2016.

The table below shows the securities pledged to secure securities sold under agreements to repurchase at December 31, 2017 and 2016 (in thousands):

	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government and U. S. Government sponsored enterprises	$—	$—	$1,231	$1,276
Mortgage-backed securities, residential	12,082	11,798	37,769	37,000
Total	$12,082	$11,798	$39,000	$38,276

Concentrations

There are no securities of a single issuer (other than securities of U.S. Government sponsored enterprises) that exceed 10% of shareholders' equity at December 31, 2017 or 2016.

Equity Method Investments

The Corporation has an equity investment in Cephas Capital Partners, L.P.  This small business investment company was established for the purpose of providing financing to small businesses in market areas served by the Corporation, including minority-owned small businesses and those that are anticipated to create jobs for the low to moderate income levels in the targeted areas. As of both December 31, 2017 and 2016, these investments totaled $0.4 million, are included in other assets, and are accounted for under the equity method of accounting.

(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred loan fees is summarized as follows (in thousands):

	December 31, 2017	December 31, 2016
Commercial and agricultural:
Commercial and industrial	$198,463	$176,201
Agricultural	544	360
Commercial mortgages:
Construction	45,558	46,387
Commercial mortgages	598,772	522,269
Residential mortgages	194,440	198,493
Consumer loans:
Credit cards	1,517	1,476
Home equity lines and loans	100,591	98,590
Indirect consumer loans	153,060	139,572
Direct consumer loans	18,879	16,942
Total loans, net of deferred loan fees	1,311,824	1,200,290
Interest receivable on loans	3,758	3,192
Total recorded investment in loans	$1,315,582	$1,203,482

Residential mortgages held for sale as of December 31, 2017 and 2016 totaling $0.5 million and $0.4 million, respectively, are not included in the above table.

Residential mortgages totaling $149.7 million at December 31, 2017 and $158.0 million at December 31, 2016 were pledged under a blanket collateral agreement for the Corporation's line of credit with the FHLBNY.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	December 31, 2017
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,589	$7,270	$1,523	$3,871	$14,253
Charge Offs:	(96)	(419)	(225)	(1,831)	(2,571)
Recoveries:	109	5	30	313	457
Net (charge offs) recoveries	13	(414)	(195)	(1,518)	(2,114)
Provision	5,374	1,658	(12)	2,002	9,022
Ending balance	$6,976	$8,514	$1,316	$4,355	$21,161

	December 31, 2016
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,831	$7,112	$1,464	$3,853	$14,260
Charge Offs:	(217)	(911)	(65)	(1,637)	(2,830)
Recoveries:	92	10	—	284	386
Net recoveries (charge offs)	(125)	(901)	(65)	(1,353)	(2,444)
Provision	(117)	1,059	124	1,371	2,437
Ending balance	$1,589	$7,270	$1,523	$3,871	$14,253

	December 31, 2015
Allowance for loan losses	Commercial, and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,460	$6,326	$1,572	$4,328	$13,686
Charge Offs:	(186)	(104)	(47)	(1,294)	(1,631)
Recoveries:	96	131	—	407	634
Net recoveries (charge offs)	(90)	27	(47)	(887)	(997)
Provision	461	759	(61)	412	1,571
Ending balance	$1,831	$7,112	$1,464	$3,853	$14,260
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,135	$802	$—	$—	$5,937
Collectively evaluated for impairment	1,841	7,683	1,316	4,355	15,195
Loans acquired with deteriorated credit quality	—	29	—	—	29
Total ending allowance balance	$6,976	$8,514	$1,316	$4,355	$21,161

	December 31, 2016
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$735	$—	$141	$876
Collectively evaluated for impairment	1,589	6,476	1,498	3,730	13,293
Loans acquired with deteriorated credit quality	—	59	25	—	84
Total ending allowance balance	$1,589	$7,270	$1,523	$3,871	$14,253

	December 31, 2017
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,133	$7,302	$427	$64	$13,926
Loans collectively evaluated for impairment	193,443	638,080	194,510	274,831	1,300,864
Loans acquired with deteriorated credit quality	—	792	—	—	792
Total ending loans balance	$199,576	$646,174	$194,937	$274,895	$1,315,582

	December 31, 2016
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$693	$10,382	$396	$455	$11,926
Loans collectively evaluated for impairment	176,334	558,451	198,474	256,879	1,190,138
Loans acquired with deteriorated credit quality	—	1,323	95	—	1,418
Total ending loans balance	$177,027	$570,156	$198,965	$257,334	$1,203,482

The following tables present loans individually evaluated for impairment recognized by class of loans as of December 31, 2017 and December 31, 2016, the average recorded investment and interest income recognized by class of loans as of the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$861	$867	$—	$690	$693	$—
Commercial mortgages:
Construction	364	365	—	277	278	—
Commercial mortgages	4,135	4,138	—	8,792	7,857	—
Residential mortgages	450	427	—	395	396	—
Consumer loans:
Home equity lines and loans	64	64	—	93	95	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,231	5,266	5,135	—	—	—
Commercial mortgages:
Commercial mortgages	2,989	2,799	802	2,245	2,247	735
Consumer loans:
Home equity lines and loans	—	—	—	360	360	141
Total	$14,094	$13,926	$5,937	$12,852	$11,926	$876

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and agricultural:
Commercial and industrial	$706	$35	$1,010	$42	$1,358	$64
Commercial mortgages:
Construction	830	12	320	14	992	36
Commercial mortgages	5,606	78	6,793	240	7,728	264
Residential mortgages	418	8	366	5	244	4
Consumer loans:
Home equity lines & loans	74	3	102	5	396	6
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,170	6	33	—	146	3
Commercial mortgages:
Commercial mortgages	3,751	12	4,749	6	4,503	49
Consumer loans:
Home equity lines and loans	144	—	362	—	84	18
Total	$12,699	$154	$13,735	$312	$15,451	$444
(1)  Cash basis interest income approximates interest income recognized.

The following tables present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of December 31, 2017 and December 31, 2016 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	2017	2016	2017	2016
Commercial and agricultural:
Commercial and industrial	$5,250	$—	$5	$2
Commercial mortgages:
Construction	135	19	—	—
Commercial mortgages	6,520	5,454	—	—
Residential mortgages	3,160	4,201	—	—
Consumer loans:
Credit cards	—	—	24	11
Home equity lines and loans	1,310	1,670	—	—
Indirect consumer loans	935	654	—	—
Direct consumer loans	14	45	—	—
Total	$17,324	$12,043	$29	$13

The following tables present the aging of the recorded investment in loans as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,689	$999	$20	$2,708	$—	$196,322	$199,030
Agricultural	—	—	—	—	—	546	546
Commercial mortgages:
Construction	—	—	—	—	—	45,688	45,688
Commercial mortgages	2,399	115	748	3,262	792	596,432	600,486
Residential mortgages	1,399	939	1,474	3,812	—	191,125	194,937
Consumer loans:
Credit cards	17	9	24	50	—	1,466	1,516
Home equity lines and loans	265	31	983	1,279	—	99,599	100,878
Indirect consumer loans	1,822	484	581	2,887	—	150,645	153,532
Direct consumer loans	48	28	2	78	—	18,891	18,969
Total	$7,639	$2,605	$3,832	$14,076	$792	$1,300,714	$1,315,582

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$160	$7	$2	$169	$—	$176,497	$176,666
Agricultural	—	—	—	—	—	361	361
Commercial mortgages:
Construction	—	1,177	—	1,177	—	45,333	46,510
Commercial mortgages	652	4,460	2,412	7,524	1,323	514,799	523,646
Residential mortgages	2,100	436	2,383	4,919	95	193,951	198,965
Consumer loans:
Credit cards	3	9	11	23	—	1,453	1,476
Home equity lines and loans	227	—	1,149	1,376	—	97,477	98,853
Indirect consumer loans	1,773	287	542	2,602	—	137,391	139,993
Direct consumer loans	54	7	22	83	—	16,929	17,012
Total	$4,969	$6,383	$6,521	$17,873	$1,418	$1,184,191	$1,203,482

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

As of December 31, 2017, 2016 and 2015, the Corporation has a recorded investment in TDRs of $7.7 million, $10.2 million, and $12.0 million, respectively.  There were specific reserves of $0.7 million allocated for TDRs at December 31, 2017, and $0.9 million allocated for December 31, 2016, and $1.4 million allocated for December 31, 2015.  As of December 31, 2017, TDRs totaling $1.7 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  As of December 31, 2016, TDRs totaling $5.8 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  As of December 31, 2015, TDRs totaling $7.6 million were accruing interest under the modified terms and $4.4 million were on non-accrual status.  The Corporation has committed no additional amounts as of December 31, 2017 or 2016, to customers with outstanding loans that are classified as TDRs. The Corporation committed additional amounts totaling up to $0.1 million as of December 31, 2015 to customers with outstanding loans that are classified as TDRs.

During the years ended December 31, 2017, 2016 and 2015, the terms of certain loans were modified as TDRs. During the year ended December 31, 2017, the modification of the terms of two commercial & industrial loans included a reduction of the scheduled amortized payments for greater than a three month period, the release of collateral related to one of the loans and the extension of a maturity date. Additionally, the modification of the terms of two commercial & industrial term loans and one line of credit included consolidating the loans into one commercial & industrial loan, extending the maturity date by approximately two years and lowering the monthly payment. An additional piece of equipment was taken as collateral but was not considered to be of greater value than the concessions given. The modification of the terms of a commercial mortgage loan included a reduction of the scheduled amortized payments of the loan for greater than a three month period. The modification of the terms of a residential mortgage loan included an extension of the maturity date by approximately five years and a postponement of the scheduled amortized past due payments to the end of loan.

The modification of the terms of a residential mortgage loan during the year ended December 31, 2016 included an extension of the maturity date by thirteen years at a stated interest rate lower than the current market rate for new debt with similar risk and a corresponding reduction of the scheduled amortization payments of the loan due to the longer term. Also, $8 thousand of closing costs were capitalized on the restructured loan. Additionally, the modification of the terms of five commercial real estate loans and one residential home equity loan included consolidating the loans into one commercial real estate loan and extending the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. Also the modification of the terms of a residential mortgage loan included a reduction in the stated interest rate for three years and a corresponding reduction of the scheduled amortized payments of the loan due to the lower interest rate. Additionally, $4 thousand of interest and past due escrow payments were capitalized on the restructured loan. The modification of the terms of another commercial real estate loan included a postponement or reduction of the scheduled amortized payments of the loan for greater than a 3 month period and a partial release of collateral due to a sale of property after which the bank received part of the proceeds to bring the loan current and reduce the principal balance with the remainder of the proceeds used to pay delinquent taxes. This results in a reduction in outstanding principal of $97 thousand at the time of restructuring.

The modification of the terms of such commercial loans performed during the year ended December 31, 2015 included renewing a line of credit and extending the maturity date at a rate lower than the current market rate, decreases of scheduled amortization payments for five loans and reductions of interest rates for two loans.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2017, 2016 and 2015 (in thousands):

December 31, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	3	$677	$677
Commercial mortgages:
Commercial mortgages	1	166	166
Residential mortgages	1	105	105
Total	5	$948	$948

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in no charge offs during the year ended December 31, 2017.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2017:

December 31, 2017	Number of Loans	Recorded Investment
Commercial mortgages:
Commercial mortgages	1	$164
Total	1	$164

There were no payment defaults on any loans previously modified as troubled debt restructurings during the year ended December 31, 2016, within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Based on the analyses performed as of December 31, 2017 and December 31, 2016, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	December 31, 2017
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,556	$—	$4,447	$6,605	$1,422	$199,030
Agricultural	—	546	—	—	—	—	546
Commercial mortgages:
Construction	—	45,553	—	—	135	—	45,688
Commercial mortgages	—	575,321	792	9,665	13,331	1,377	600,486
Residential mortgages	191,777	—	—	—	3,160	—	194,937
Consumer loans
Credit cards	1,516	—	—	—	—	—	1,516
Home equity lines and loans	99,568	—	—	—	1,310	—	100,878
Indirect consumer loans	152,598	—	—	—	934	—	153,532
Direct consumer loans	18,955	—	—	—	14	—	18,969
Total	$464,414	$807,976	$792	$14,112	$25,489	$2,799	$1,315,582

	December 31, 2016
	Not Rated	Pass	Loans acquired with deteriorated credit quality	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$172,873	$—	$2,277	$1,516	$—	$176,666
Agricultural	—	361	—	—	—	—	361
Commercial mortgages:
Construction	—	45,055	—	259	1,196	—	46,510
Commercial mortgages	—	496,723	1,323	8,574	15,566	1,460	523,646
Residential mortgages	194,669	—	95	—	4,201	—	198,965
Consumer loans
Credit cards	1,476	—	—	—	—	—	1,476
Home equity lines and loans	97,183	—	—	—	1,670	—	98,853
Indirect consumer loans	139,339	—	—	—	654	—	139,993
Direct consumer loans	16,967	—	—	—	45	—	17,012
Total	$449,634	$715,012	$1,418	$11,110	$24,848	$1,460	$1,203,482

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  Non-performing loans include non-accrual loans and non-accrual troubled debt restructurings.

The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$191,777	$1,516	$99,568	$152,598	$18,955
Non-Performing	3,160	—	1,310	934	14
Total	$194,937	$1,516	$100,878	$153,532	$18,969

	December 31, 2016
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$194,764	$1,476	$97,183	$139,339	$16,967
Non-Performing	4,201	—	1,670	654	45
Total	$198,965	$1,476	$98,853	$139,993	$17,012

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

The tables below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the PCI loans from January 1, 2015 to December 31, 2017 (in thousands):

	Balance at December 31, 2016	Income Accretion	All Other Adjustments	Balance at December 31, 2017
Contractually required principal and interest	$1,940	$—	$(988)	$952
Contractual cash flows not expected to be collected (non accretable discount)	(352)	—	286	(66)
Cash flows expected to be collected	1,588	—	(702)	886
Interest component of expected cash flows (accretable yield)	(170)	61	15	(94)
Recorded investment in loans acquired with deteriorating credit quality	$1,418	$61	$(687)	$792

	Balance at December 31, 2015	Income Accretion	All Other Adjustments	Balance at December 31, 2016
Contractually required principal and interest	$2,912	$—	$(972)	$1,940
Contractual cash flows not expected to be collected (non accretable discount)	(506)	—	154	(352)
Cash flows expected to be collected	2,406	—	(818)	1,588
Interest component of expected cash flows (accretable yield)	(311)	112	29	(170)
Recorded investment in loans acquired with deteriorating credit quality	$2,095	$112	$(789)	$1,418

	Balance at January 1, 2015	Income Accretion	All Other Adjustments	Balance at December 31, 2015
Contractually required principal and interest	$3,621	$—	$(709)	$2,912
Contractual cash flows not expected to be collected (non accretable discount)	(570)	—	64	(506)
Cash flows expected to be collected	3,051	—	(645)	2,406
Interest component of expected cash flows (accretable yield)	(420)	174	(65)	(311)
Recorded investment in loans acquired with deteriorating credit quality	$2,631	$174	$(710)	$2,095

For those purchased credit impaired loans disclosed above, the Corporation decreased the allowance for loan losses by $55 thousand and $15 thousand during the year ended December 31, 2017 and 2016 respectively. The Corporation increased the allowance for loan losses by $5 thousand during the year ended December 31, 2015. For those purchased credit impaired loans disclosed above, the Corporation reversed $30 thousand of the allowance for loan losses during the year ended December 31, 2017 and did not reverse any allowance for loans losses during the years ended December 31, 2016 and 2015, respectively.

(5)    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Land	$4,803	$4,803
Buildings	41,045	40,831
Projects in progress	357	—
Equipment and furniture	37,545	37,072
Leasehold improvements	5,465	5,445
	89,215	88,151
Less accumulated depreciation and amortization	62,558	59,228
Net book value	$26,657	$28,923

Depreciation expense was $3.7 million, $4.2 million and $4.0 million for 2017, 2016, and 2015, respectively.

Operating Leases

The Corporation leases certain branch properties under operating leases.  Rent expense was $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

Year	Estimated Expense
2018	$1,121
2019	902
2020	737
2021	732
2022	732
2023 and thereafter	4,369
Total	$8,593

Capital Leases

The Corporation leases certain buildings under capital leases.  The lease arrangements require monthly payments through 2036.

The Corporation has included these leases in premises and equipment as follows:

	2017	2016
Buildings	$5,572	$5,572
Accumulated depreciation	(874)	(540)
Net book value	$4,698	$5,032

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of December 31, 2017 (in thousands):

Year	Amount
2018	$367
2019	367
2020	376
2021	388
2022	391
2023 and thereafter	4,031
Total minimum lease payments	5,920
Less amount representing interest	1,403
Present value of net minimum lease payments	$4,517

(6)            GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
End of year	$21,824	$21,824

Acquired intangible assets were as follows at December 31, 2017 and 2016 (in thousands):

	At December 31, 2017		At December 31, 2016
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,196	$5,975	$4,689
Other customer relationship intangibles	5,633	4,327	5,633	3,974
Total	$11,608	$9,523	$11,608	$8,663

Aggregate amortization expense was $0.9 million, $1.0 million, and $1.1 million for 2017, 2016 and 2015, respectively.

The remaining estimated aggregate amortization expense at December 31, 2017 is listed below (in thousands):

Year	Estimated Expense
2018	$734
2019	609
2020	484
2021	258
Total	$2,085

(7)    DEPOSITS

A summary of deposits at December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Non-interest-bearing demand deposits	$467,610	$417,812
Interest-bearing demand deposits	149,026	136,826
Insured money market accounts	513,782	548,963
Savings deposits	218,666	208,636
Time deposits	118,362	144,106
Total	$1,467,446	$1,456,343

Scheduled maturities of time deposits at December 31, 2017, are summarized as follows (in thousands):

Year	Maturities
2018	$80,180
2019	20,475
2020	7,952
2021	2,658
2022	4,049
2023	3,048
Total	$118,362

Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand at December 31, 2017 and 2016 were $8.9 million and $14.1 million, respectively.

(8)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Repurchase agreements are secured borrowings. The Corporation pledges investment securities to secure these borrowings. A summary of securities sold under agreements to repurchase as of and for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Balance at December 31	$10,000	$27,606	$28,453
Maximum month-end balance	$25,718	$30,497	$32,145
Average balance during year	$14,207	$29,120	$30,236
Weighted-average interest rate at December 31	3.72%	3.02%	2.93%
Average interest rate paid during year	3.37%	2.92%	2.80%

The contractual maturity of securities sold under agreements to repurchase by collateral pledged as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31, 2017
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	11,798	—	—	11,798
Total	—	11,798	—	—	11,798
Excess collateral held	—	(1,798)	—	—	(1,798)
Gross amount of recognized liabilities for repurchase agreements	$—	$10,000	$—	$—	$10,000

	December 31, 2016
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$1,276	$—	$—	$1,276
Mortgage-backed securities, residential	13,092	9,664	14,244	—	37,000
Total	13,092	10,940	14,244	—	38,276
Excess collateral held	(5,486)	(940)	(4,244)	—	(10,670)
Gross amount of recognized liabilities for repurchase agreements	$7,606	$10,000	$10,000	$—	$27,606

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

(9)    FEDERAL HOME LOAN BANK TERM ADVANCES AND OVERNIGHT ADVANCES

The following is a summary of FHLBNY fixed rate advances at December 31, 2017 and 2016.  The carrying amount includes the advance balance plus purchase accounting adjustments that are amortized over the term of the advance (in thousands):

2017
Amount	Rate	Maturity Date	Call Date
$57,700	1.53%	January 2, 2018	-
2,000	3.05%	January 2, 2018	-
$59,700	1.58%

2016
Amount	Rate	Maturity Date	Call Date
$4,041	3.90%	October 19, 2017	January 19, 2017
3,031	2.91%	December 4, 2017	March 3, 2017
2,021	3.05%	January 2, 2018	April 1, 2017
$9,093	3.38%

Each advance is payable at its maturity date, with a prepayment penalty for term advances.  The Corporation has pledged $149.7 million and $158.0 million of first mortgage loans under a blanket lien arrangement at December 31, 2017 and 2016, respectively, as collateral for theses advances and future borrowings.  Based on this collateral and the Corporation’s holdings of FHLBNY stock, the Corporation is eligible to borrow up to a total of $73.5 million at year-end 2017.

Payments over the next five years are as follows:

Year	Amount
2018	$59,700
2019	—
2020	—
2021	—
2022	—
Total	$59,700

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2017, the Corporation held derivatives not designated as hedging instruments with a total notional amount of $93.8 million. Derivatives not designated as hedging instruments included back-to-back interest rate swaps of $73.4 million, consisting of $36.7 million of interest rate swaps with commercial borrowers and an additional $36.7 million of offsetting interest rate swaps with third-party counter-parties on substantially the same terms, and risk participation agreements with dealer banks of $20.4 million. Free-standing derivatives are not designated as hedges for accounting purposes and are therefore recorded at fair value with changes in fair value recorded in other non-interest income.

The following table presents information regarding our derivative financial instruments, at December 31:

2017	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	7	$36,675	8.3	4.40%	4.17%	$(974)
Interest rate swap agreements with third-party counter-parties	7	36,675	8.3	4.17%	4.40%	974
Risk participation agreements	6	20,427	17.7			(75)
Total	20	$93,777				$(75)

2016	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	5	$18,378	7.9	4.05%	3.36%	$(693)
Interest rate swap agreements with third-party counter-parties	5	18,378	7.9	3.36%	4.05%	693
Risk participation agreements	5	15,401	23.5			(68)
	15	$52,157				$(68)

2015	Number of Instruments	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate Received	Weighted Average Contract Pay Rate	Fair Value Other Assets/ (Other Liabilities)
Derivatives not designated as hedging instruments:
Interest rate swap agreements on loans with commercial loan customers	1	$1,934	5.9	4.33%	3.02%	$15
Interest rate swap agreements with third-party counter-parties	1	$1,934	5.9	3.02%	4.33%	$(16)
Risk participation agreements	4	$10,528	26.2			$(47)
	6	$14,396				$(48)

Off-balance sheet exposure for the risk participation agreements was $1.3 million for December 31, 2017 and 2016, respectively.

Amounts included in the Consolidated Statements of Income related to derivatives not designated as hedging were as follows:

	Years Ended December 31,
	2017	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swap agreements with commercial loan customers:
Unrealized gain (loss) recognized in non-interest income	$(281)	$(708)	$15

Interest rate swap agreements with third-party counter-parties:
Unrealized gain (loss) recognized in non-interest income	281	709	(16)

Risk participation agreements:
Unrealized gain (loss) recognized in non-interest income	(7)	(21)	(29)

Unrealized gain (loss) recognized in non-interest income	$(7)	$(20)	$(30)

(11)            INCOME TAXES

For the years ended December 31, 2017, 2016 and 2015, income tax expense attributable to income from operations consisted of the following (in thousands):

	2017	2016	2015
Current expense:
Federal	$2,594	$6,330	$3,668
State	417	638	216
Total current	3,011	6,968	3,884
Deferred expense/(benefit):
Federal	942	(2,177)	595
State	382	(387)	179
Remeasurement of deferred tax assets	2,927	—	—
Total deferred	4,251	(2,564)	774
Income tax expense	$7,262	$4,404	$4,658

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income tax expense as follows (in thousands):

	2017	2016	2015
Statutory federal tax rate	34%	34%	34%
Tax computed at statutory rate	$5,006	$4,907	$4,791
Increase (reduction) resulting from:
Tax-exempt income	(663)	(511)	(441)
831(b) premium adjustment	(269)	(368)	—
Dividend exclusion	(8)	(5)	(41)
State taxes, net of Federal impact	201	165	238
Nondeductible interest expense	8	9	8
Remeasurement of deferred tax assets	2,927	—	—
Other items, net	60	207	103
Income tax expense	$7,262	$4,404	$4,658
Effective tax rate	49.4%	30.5%	33.1%

The higher tax expense in 2017 when compared to 2016 is the result of $2.9 million of additional tax expense to estimate the remeasurement of deferred tax assets due to the lowering of the federal corporate tax rate to 21%. On December 22, 2017, the Tax Act was enacted into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Accordingly, the Corporation has recorded $2.9 million for the remeasurement of the Corporation's deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, are presented below (in thousands):

	2017	2016
Deferred tax assets:
Allowance for loan losses	$5,396	$5,405
Accrual for employee benefit plans	186	337
Depreciation	86	2,119
Deferred compensation and directors' fees	872	1,195
Purchase accounting adjustment – deposits	7	21
Purchase accounting adjustment – loans	35	44
Purchase accounting adjustment – fixed assets	149	221
Gain on deemed sale of securities	567	798
Net unrealized losses on securities available for sale	1,169	2,643
Accounting for defined benefit pension and other benefit plans	2,370	4,091
Nonaccrued interest	544	944
Accrued expense	868	854
Other items, net	160	286
Total gross deferred tax assets	12,409	18,958

Deferred tax liabilities:
Deferred loan fees and costs	676	940
Prepaid pension	3,023	3,956
Discount accretion	239	342
Core deposit intangible	1,026	1,460
REIT dividend	844	—
Other	101	152
Total gross deferred tax liabilities	5,909	6,850
Net deferred tax asset	$6,500	$12,108

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

As of December 31, 2017, 2016 and 2015, the Corporation did not have any unrecognized tax benefits.

The Corporation accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and State income taxes.  As of December 31, 2017, 2016 and 2015, the Corporation did not accrue any interest or penalties related to its uncertain tax positions.

The Corporation is not currently subject to examinations by Federal taxing authorities for the years prior to 2014 and for New York State taxing authorities for the years prior to 2014.

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

The following table presents (1) changes in the plan's projected benefit obligation and plan assets, and (2) the plan's funded status at December 31, 2017 and 2016 (in thousands):

Change in projected benefit obligation:	2017	2016
Benefit obligation at beginning of year	$39,791	$43,797
Service cost	—	1,047
Interest cost	1,646	1,883
Actuarial (gain) loss	2,634	913
Curtailments	—	(6,161)
Benefits paid	(1,831)	(1,688)
Benefit obligation at end of year	$42,240	$39,791

Change in plan assets:	2017	2016
Fair value of plan assets at beginning of year	$41,560	$39,951
Actual return on plan assets	6,943	3,297
Employer contributions	—	—
Benefits paid	(1,831)	(1,688)
Fair value of plan assets at end of year	$46,672	$41,560

Funded status	$4,432	$1,769

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Net actuarial loss	$9,356	$10,788
Prior service cost	—	—
Total before tax effects	$9,356	$10,788

The accumulated benefit obligation at December 31, 2017 and 2016 was $42.2 million and $39.8 million, respectively.

The principal actuarial assumptions used in determining the projected benefit obligation as of December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Discount rate	3.74%	4.16%	4.39%
Assumed rate of future compensation increase	N/A	N/A	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in 2017, 2016 and 2015 consist of the following (in thousands):

Net periodic benefit cost	2017	2016	2015
Service cost, benefits earned during the year	$—	$1,047	$1,231
Interest cost on projected benefit obligation	1,646	1,883	1,806
Expected return on plan assets	(3,144)	(3,019)	(3,287)
Amortization of net loss	267	1,549	1,414
Amortization of prior service cost	—	7	7
Net periodic cost (benefit)	$(1,231)	$1,467	$1,171

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2017	2016	2015
Net actuarial (gain) loss	$(1,165)	$(5,526)	$1,888
Recognized loss	(267)	(1,549)	(1,414)
Amortization of prior service cost	—	(7)	(7)
Total recognized in other comprehensive income (loss) (before tax effect)	$(1,432)	$(7,082)	$467

Total recognized in net (benefit) cost and other comprehensive income (loss) (before tax effect)	$(2,663)	$(5,615)	$1,638

During 2017, the plan's total unrecognized net loss decreased by $1.4 million.  Because the total unrecognized net gain or loss in the plan exceeds 10% of the projected benefit obligation or 10% of the plan assets, and the plan is frozen, the excess will be amortized over the average future life expectancy of all plan participants. Prior to the plan freeze on December 31, 2016, the excess had been amortized over the average future working lifetime of all plan participants. As of January 1, 2017, the average expected future life expectancy of all participants which was 27.79 years. Actual results for 2018 will depend on the 2018 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2018 (in thousands):
Loss recognition	$174
Prior service cost recognition	$—

The principal actuarial assumptions used in determining the net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Discount rate	4.16%	4.39%	4.09%
Expected long-term rate of return on assets	7.75%	7.75%	7.75%
Assumed rate of future compensation increase	N/A	5.00%	5.00%

The Corporation changes important assumptions whenever changing conditions warrant.  At December 31, 2017, the Corporation used IRS Static 2018 Mortality Table as a basis for the Plan's valuation. At December 31, 2016, the Corporation used Retirement Plan 2014 (RP-2014) and Mortality Improvement Scale 2016 (MP-2016) as a basis for the Plan's valuation. The discount rate is evaluated at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as conditions warrant.  Other material assumptions include the compensation increase rates, rates of employee terminations, and rates of participant mortality.

The Corporation's overall investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types.  The target allocations for plan assets are shown in the table below. Equity securities primarily include investments in common or preferred shares of both U.S. and international companies. Debt securities include U.S. Treasury and Government bonds as well as U.S. Corporate bonds.  Other investments may consist of mutual funds, money market funds and cash & cash equivalents.  While no significant changes in the asset allocations are expected during 2018, the Corporation may make changes at any time.

The expected return on plan assets was determined based on a CAPM using historical and expected future returns of the various asset classes, reflecting the target allocations described below.

Asset Class	Target Allocation 2017	Percentage of Plan Assets at December 31,		Expected Long-Term Rate of Return
		2017	2016
Large cap domestic equities	30% - 60%	40%	57%	10.3%
Mid-cap domestic equities	0% - 20%	6%	5%	10.6%
Small-cap domestic equities	0% - 15%	7%	2%	10.8%
International equities	0% - 25%	13%	7%	10.3%
Intermediate fixed income	20% - 50%	29%	26%	4.7%
Alternative assets	0% - 10%	—%	—%	7.5%
Cash	0% - 20%	5%	3%	2.5%
Total		100%	100%

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

As of December 31, 2017 and 2016, the Corporation's pension plan did not hold any direct investment in the Corporation's common stock.

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

The fair value of the plan assets at December 31, 2017 and 2016, by asset class are as follows (in thousands):

		Fair Value Measurement at December 31, 2017 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,066	$2,066	$—	$—
Equity securities:
U.S. companies	20,865	20,865	—	—
International companies	—	—	—	—

Mutual funds	19,253	19,253	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,217	—	2,217	—
U.S. Corporate bonds	2,271	—	2,271	—
Total plan assets	$46,672	$42,184	$4,488	$—

		Fair Value Measurement at December 31, 2016 Using
Plan Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1,324	$1,324	$—	$—
Equity securities:
U.S. companies	19,972	19,972	—	—
International companies	847	847	—	—

Mutual funds	14,680	14,680	—	—

Debt securities:
U.S. Treasuries/Government bonds	2,218	—	2,218	—
U.S. Corporate bonds	2,519	—	2,519	—
Total plan assets	$41,560	$36,823	$4,737	$—

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the pension plan (in thousands):

Calendar Year	Future Expected Benefit Payments
2018	$2,200
2019	$2,244
2020	$2,270
2021	$2,301
2022	$2,326
2023-2027	$11,829

The Corporation does not expect to contribute to the plan during 2018.  Funding requirements for subsequent years are uncertain and will significantly depend on changes in assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

For tax planning, financial planning, cash flow management or cost reduction purposes the Corporation may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Profit Sharing, Savings and Investment Plan

On October 20, 2016, the Bank amended its defined contribution profit sharing, savings, and investment plan for all active participants to supersede the current contribution formula used by the Plan, which included eliminating the 1,000 hours of service requirement to participate in employer contributions.  Beginning on January 1, 2017  the Bank began contributing a non-discretionary 3% of gross annual wages for each participant, regardless of the participant’s deferral, and eliminated discretionary contributions for participants hired prior to July 1, 2010.  Additionally, beginning January 1, 2017 the Bank began contributing a 50% match up to 6% of gross annual wages.

Expense related to both plans totaled $1,160 thousand, $609 thousand, and $639 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.  The plan's assets at December 31, 2017, 2016 and 2015 include 155,336, 174,957, and 169,398 shares, respectively, of Chemung Financial Corporation common stock, as well as other common and preferred stocks, U.S. Government securities, corporate bonds and notes, and mutual funds.

Defined Benefit Health Care Plan

On October 20, 2016, the Corporation amended its defined benefit health care plan to not allow any new retirees into the plan, effective January 1, 2017. The effects of this freeze are reflected in the defined benefit health care plan disclosures as of December 31, 2017 and 2016.

The Corporation uses a December 31 measurement date for its defined benefit health care plan.

The following table presents (1) changes in the plan's accumulated postretirement benefit obligation and (2) the plan's funded status at December 31, 2017 and 2016 (in thousands):

Changes in accumulated postretirement benefit obligation:	2017	2016
Accumulated postretirement benefit obligation - beginning of year	$423	$1,664
Service cost	—	43
Interest cost	20	66
Participant contributions	76	87
Amendments	—	(1,101)
Actuarial (gain) loss	98	138
Benefits paid	(176)	(474)
Accumulated postretirement benefit obligation at end of year	$441	$423

Change in plan assets:	2017	2016
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	100	387
Plan participants’ contributions	76	87
Benefits paid	(176)	(474)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(441)	$(423)

Amount recognized in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Net actuarial loss	$592	$636
Prior service credit	(881)	(1,101)
Total before tax effects	$(289)	$(465)

Weighted-average assumption for disclosure as of December 31:	2017	2016	2015
Discount rate	3.74%	4.16%	4.39%
Health care cost trend: Initial	6.50%	6.50%	7.00%
Health care cost trend: Ultimate	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2021	2020	2019

The components of net periodic postretirement benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

Net periodic cost (benefit)	2017	2016	2015
Service cost	$—	$43	$46
Interest cost	20	66	70
Amortization of prior service benefit	(220)	(97)	(97)
Recognized actuarial loss	143	20	20
Recognized prior service benefit due to curtailments	—	(337)	—
Net periodic postretirement cost (benefit)	$(57)	$(305)	$39

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):	2017	2016	2015
Net actuarial gain	$98	$139	$216
Recognized actuarial loss	(143)	(20)	(20)
Prior service credit	—	(1,101)	—
Amortization of prior service benefit	220	434	97
Total recognized in other comprehensive income (loss)(before tax effect)	$175	$(548)	$293

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$118	$(853)	$332

During 2017 the plan's total unrecognized net loss decreased by $45 thousand.  Because the total unrecognized net gain or loss in the plan exceeds 10% of the accumulated postretirement benefit obligation, the excess will be amortized over the average future life expectancy of all plan participants.  As of January 1, 2017, the average future life expectancy of all plan participants was 5.0 years.  Previous to the plan freeze as of December 31, 2016, the amortization period was based upon average future working lifetime of active employees. Actual results for 2018 will depend on the 2018 actuarial valuation of the plan.

Amounts expected to be recognized in net periodic cost during 2018 (in thousands):
Loss recognition	$110
Prior service cost recognition	$(220)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

Effect of a 1% increase in health care trend rate on:	2017	2016	2015
Benefit obligation	$5	$2	$3
Total service and interest cost	$—	$—	$—

Effect of a 1% decrease in health care trend rate on:	2017	2016	2015
Benefit obligation	$(6)	$(3)	$(3)
Total service and interest cost	$—	$—	$—

Weighted-average assumptions for net periodic cost as of December 31:	2017	2016	2015
Discount rate	4.16%	4.39%	4.09%
Health care cost trend: Initial	6.50%	7.00%	7.00%
Health care cost tread: Ultimate	5.00%	5.00%	5.00%
Year ultimate reached	2020	2019	2018

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten (in thousands):

Calendar Year	Future Estimated Benefit Payments
2018	$139
2019	$111
2020	$59
2021	$38
2022	$28
2023-2027	$77

The Corporation’s policy is to contribute the amount required to fund postretirement benefits as they become due to retirees.  The amount expected to be required in contributions to the plan during 2018 is $139 thousand.

Executive Supplemental Pension Plan

The Corporation also sponsors an Executive Supplemental Pension Plan for certain former executive officers to restore certain pension benefits that may be reduced due to limitations under the Internal Revenue Code.  The benefits under this plan are unfunded as of December 31, 2017 and 2016.

The Corporation uses a December 31 measurement date for its Executive Supplemental Pension Plan.

The following table presents Executive Supplemental Pension plan status at December 31, 2017 and 2016 (in thousands):

Change in projected benefit obligation:	2017	2016
Benefit obligation at beginning of year	$1,248	$1,210
Service cost	—	43
Interest cost	50	51
Actuarial (gain) loss	66	19
Benefits paid	(75)	(75)
Projected benefit obligation at end of year	$1,289	$1,248

Changes in plan assets:	2017	2016
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	75	75
Benefits paid	(75)	(75)
Fair value of plan assets at end of year	$—	$—

Unfunded status	$(1,289)	$(1,248)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Net actuarial loss	$228	$165
Prior service cost	—	—
Total before tax effects	$228	$165

Accumulated benefit obligation at December 31, 2017 and 2016 was $1.3 million.

Weighted-average assumption for disclosure as of December 31:	2017	2016	2015
Discount rate	3.74%	4.16%	4.39%
Assumed rate of future compensation increase	N/A	N/A	5.00%

The components of net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

Net periodic benefit cost	2017	2016	2015
Service cost	$—	$43	$44
Interest cost	50	51	49
Recognized actuarial loss	3	26	50
Net periodic postretirement benefit cost	$53	$120	$143

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss):	2017	2016	2015
Net actuarial (gain) loss	$66	$18	$(52)
Recognized actuarial loss	(3)	(26)	(50)
Total recognized in other comprehensive income (loss) (before tax effect)	$63	$(8)	$(102)

Total recognized in net benefit cost and other comprehensive income (loss) (before tax effect)	$116	$112	$41

During 2017, the plan's total unrecognized net loss increased by $64 thousand. Because the unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average future life expectancy of all participants. Previously, the excess had been amortized over the average future working lifetime of active participants, however, there are no longer any active participants in the plan as of January 1, 2017, so the amortization period was changed to be the average future life expectancy of all plan participants. As of January 1, 2018, the average future life expectancy of plan participants was 14.20 years.

Amounts expected to be recognized in net periodic cost during 2018 (in thousands):
Loss recognition	$7
Prior service cost recognition	$—

Weighted-average assumptions for net periodic cost as of December 31:	2017	2016	2015
Discount rate	4.16%	4.39%	4.09%
Salary scale	N/A	N/A	5.00%

The following table presents the estimated benefit payments for each of the next five years and the aggregate amount expected to be paid in years six through ten for the Supplemental Pension Plan (in thousands):

Calendar Year	Future Estimated Benefit Payments
2018	$109
2019	$107
2020	$106
2021	$104
2022	$101
2023-2027	$456

The Corporation expects to contribute $110 thousand to the plan during 2018. Corporation contributions are equal to the benefit payments to plan participants.

Defined Contribution Supplemental Executive Retirement Plan

The Corporation also sponsors a Defined Contribution Supplemental Executive Retirement Plan for certain current executive officers, which was initiated in 2012.  The plan is unfunded as of December 31, 2017 and is intended to provide nonqualified deferred compensation benefits payable at retirement, disability, death or certain other events.  The accrued obligation for the plan as of December 31, 2017 and 2016 was $872 thousand and $1,043 thousand, respectively.  A total of $279 thousand, $262 thousand, and $231 thousand was expensed during the years ended December 31, 2017, 2016, and 2015, respectively.  In addition to each participants account being credited with the annual company contribution, each account will receive a quarterly interest credit that will equal the average yield on five year U.S. Treasury Notes.

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

During January 2018, 2017, and 2016, 6,015, 7,880 and 9,532 shares, respectively, were re-issued from treasury to fund the stock component of the directors' and the Chief Executive Officer’s compensation.  An expense of $301 thousand, $269 thousand and $262 thousand related to this compensation was recognized during the years ended December 31, 2017, 2016 and 2015, respectively.  This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan (the “Plan”), the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity as of December 31, 2017, and changes during the year ended is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at December 31, 2016	23,794	$29.90
Granted	10,161	49.74
Vested	(7,294)	29.15
Forfeited or Cancelled	(1,139)	29.97
Nonvested at December 31, 2017	25,522	$38.01

As of December 31, 2017, there was $955 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.06 years.  The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 were $382 thousand, $193 thousand and $314 thousand, respectively.

(14)    RELATED PARTY TRANSACTIONS

Members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners (more than 10% interest) or board members, were customers of, and had loans and other transactions with the Corporation.  These loans are summarized as follows for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Balance at beginning of year	$35,469	$36,911
New loans or additional advances	6,872	5,742
Repayments	(3,188)	(7,184)
Balance at end of year	$39,153	$35,469

Deposits from principal officers, directors, and their affiliates at year-end 2017 and 2016 were $11.3 million and $10.3 million, respectively.

The Bank leased its branch located at 7 Southside Drive, Clifton Park, New York under a month to month lease from a member of the Corporation's Board of Directors with a monthly rent expense totaling $4 thousand. In April 2016, the Bank moved its Clifton Park branch to 25 Park Avenue, Clifton Park, New York under a lease agreement through March 2036 from the same member of the Corporation's Board of Directors with monthly lease payments of $11 thousand. In October 2016, the property was sold to an unrelated third party, from which the Bank continues to lease the property. The Bank also leases from this Board of Directors member its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through August 2019 with monthly rent expense totaling $4 thousand per month. Annual rent paid to this Board of Directors member totaled $51 thousand, $169 thousand, and $90 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

The Bank utilized legal services from a local law firm in which a member of the Board of Directors is a principal owner. Services totaled $17 thousand, $36 thousand, and $88 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

The Bank leases its branch located at 127 Court Street, Binghamton, New York under a lease agreement through June 2030 with monthly lease payments of $5 thousand. The lease originated with an entity in whom the employer of a Director of the Corporation had a twenty percent interest. In July 2017, the employer of the Director sold its interest in the property to an unrelated third party from which the Bank continues to lease the property. Annual rent paid to the leasing entity while there was a related party interest totaled $79 thousand and $62 thousand for the years ended December 31, 2017 and 2016, respectively.  The Bank sold a $2.0 million loan participation and a $1.9 million loan participation to the same employer of a Director of the Corporation during the years ended December 31, 2017 and 2016, respectively. There were no similar transactions for the year ended December 31, 2015. As of December 31, 2017 and 2016, the Bank had outstanding loan participations with the same employer of a Director of the Corporation in the amount of $6.6 million and $4.7 million.  CFS offers insurance products to its customers through the same employer of a Director of the Corporation. CFS earned income of less than $1 thousand related to these insurance products during the year ended December 31, 2017. CFS earned income of $2 thousand related to these insurance products for the year ended December 31, 2016. There were no similar transactions for the years ended December 31, 2015. The Bank purchased insurance products from the same employer of a Director of the Corporation in the amount of $34 thousand during the year ended December 31, 2017. There were no similar transactions for the years ended December 31, 2016 and December 31, 2015.

WMG provided trust services to members of the Board of Directors, certain Corporation officers, and their immediate families directly, or through entities in which they are principal owners or board members. WMG fee income for the trust services provided totaled $332 thousand, $328 thousand, and $904 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows (in thousands):

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$16,019	$28,591	$38,246	$33,189
Unused lines of credit	$1,604	$200,353	$610	$208,124
Standby letters of credit	$—	$15,022	$—	$14,241

Commitments to make real estate and home equity loans are generally made for periods of sixty days or less.  As of December 31, 2017, the fixed rate commitments to make loans have interest rates ranging from 3.38% to 5.88% and maturities ranging from five years to thirty years.  Commitments to fund commercial draw notes are generally made for periods of three months to twenty-four months.  As of December 31, 2017, the fixed rate commitments have interest rates ranging from 4.25% to 5.50%.

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

The Corporation has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled $15.0 million at December 31, 2017 and represent the maximum potential future payments the Corporation could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Corporation policies governing loan collateral apply to standby letters of credit at the time of credit extension.  The carrying amount and fair value of the Corporation's standby letters of credit at December 31, 2017 was not significant.

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

On March 23, 2016, the Bank received a summons and complaint for an action brought in the State of New York Supreme Court for the County of Tompkins, regarding its lease of 202 East State Street, Ithaca, NY, a branch location which the Bank had vacated. The owner of the leased premises has alleged that the Bank has breached its contract and is requesting a judgment declaring that the term of the lease runs through December 31, 2025 or a judgment in his favor in the amount of $4.0 million. The Bank has denied that it breached the contract. On July 25, 2016, the Corporation received Notice of Entry of the decision and order of the New York Supreme Court for the County of Tompkins, involving claims by the owner of the leased premises at 202 East State Street, Ithaca, New York against the Bank. The Court granted, in part, partial summary judgment in favor of the plaintiff - on the issue of liability only - for anticipatory breach and breach of contract. The fraud claims were dismissed, and summary judgment was denied on the plaintiff’s trespass claims. The Court set the matter down for an inquest on damages at a later date, with the original claim by the plaintiff seeking $4.0 million in damages. The Corporation established a legal reserve of $1.2 million in connection with this case during the second quarter of 2016.

Subsequent to an appeal of the lower court determination, which was perfected in the Appellate Division, Third Department of State Supreme Court, on June 29, 2017, the Bank received Notice of Entry of the decision and Order of that Court which affirmed the lower court’s decision in favor of the plaintiff with damages to be determined at a later proceeding. The Bank established an additional legal reserve in the amount of $850 thousand, in connection with this case, during the second quarter of 2017. The Bank’s total reserve with respect to this matter now stands at $2.3 million, including $0.2 million accrued for related expenses not yet paid. A motion to the Appellate Division for reargument or permission for leave to appeal to the Court of Appeals was filed and denied during the fourth quarter of 2017.

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

(16)    PARENT COMPANY FINANCIAL INFORMATION

Condensed parent company only financial statement information of Chemung Financial Corporation is as follows (investment in subsidiaries is recorded using the equity method of accounting) (in thousands):

BALANCE SHEETS - DECEMBER 31	2017	2016
Assets:
Cash on deposit with subsidiary bank	$3,017	$2,336
Investment in subsidiary - Chemung Canal Trust Company	142,884	138,469
Investment in subsidiary - CFS Group, Inc.	904	946
Investment in subsidiary - Chemung Risk Management, Inc.	1,624	833
Dividends receivable from subsidiary bank	1,233	1,225
Securities available for sale, at estimated fair value	420	386
Other assets	1,039	825
Total assets	$151,121	$145,020
Liabilities and shareholders' equity:
Dividends payable	$1,233	$1,225
Other liabilities	75	47
Total liabilities	1,308	1,272
Shareholders' equity:
Total shareholders' equity	149,813	143,748
Total liabilities and shareholders' equity	$151,121	$145,020

STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31	2017	2016	2015
Dividends from subsidiary bank	$4,926	$4,889	$2,424
Interest and dividend income	10	9	9
Non-interest income	22	—	—
Non-interest expenses	433	526	270
Income before impact of subsidiaries' undistributed earnings	4,525	4,372	2,163
Equity in undistributed earnings of Chemung Canal Trust Company	1,939	4,856	7,015
Equity in undistributed earnings of CFS Group, Inc.	(42)	(48)	86
Equity in undistributed earnings of Chemung Risk Management, Inc.	791	583	—
Income before income tax	7,213	9,763	9,264
Income tax benefit	(217)	(264)	(169)
Net Income	$7,430	$10,027	$9,433

STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31	2017	2016	2015
Cash flows from operating activities:
Net Income	$7,430	$10,027	$9,433
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Chemung Canal Trust Company	(1,939)	(4,856)	(7,015)
Equity in undistributed earnings of CFS Group, Inc.	42	48	(86)
Equity in undistributed earnings of Chemung Risk Management, Inc.	(791)	(583)	—
Change in dividend receivable	(8)	(11)	(10)
Change in other assets	(214)	82	222
Change in other liabilities	51	(203)	(23)
Expense related to employee stock compensation	200	210	93
Expense related to restricted stock units for directors' deferred compensation plan	98	97	95
Expense to employee restricted stock awards	210	192	314
Net cash provided by operating activities	5,079	5,003	3,023
Cash flow from financing activities:
Cash dividends paid	(4,919)	(4,878)	(4,833)
Purchase of treasury stock	(61)	(22)	(33)
Sale of treasury stock	582	438	438
Net cash used in financing activities	(4,398)	(4,462)	(4,428)
Increase (decrease) in cash and cash equivalents	681	541	(1,405)
Cash and cash equivalents at beginning of year	2,336	1,795	3,200
Cash and cash equivalents at end of year	$3,017	$2,336	$1,795

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,491	$—	$15,491	$—
Mortgage-backed securities, residential	219,909	—	219,909	—
Obligations of states and political subdivisions	53,132	—	53,132	—
Corporate bonds and notes	251	—	251	—
SBA loan pools	4,308	—	4,308	—
Corporate stocks	536	204	332	—
Total available for sale securities	$293,627	$204	$293,423	$—

Trading assets	$988	$988	$—	$—
Derivative assets	974	—	974	—

Financial Liabilities:
Derivative liabilities	$1,049	$—	$974	$75

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$17,455	$—	$17,455	$—
Mortgage-backed securities, residential	245,866	—	245,866	—
Obligations of states and political subdivisions	38,740	—	38,740	—
Corporate bonds and notes	250	—	—	250
SBA loan pools	570	—	570	—
Corporate stocks	521	170	351	—
Total available for sale securities	$303,402	$170	$302,982	$250

Trading assets	$774	$774	$—	$—
Derivative assets	693	—	693	—

Financial Liabilities:
Derivative liabilities	$761	$—	$693	$68

There were no transfers between Level 1 and Level 2 during the twelve month period ending December 31, 2017. During the year ended December 31, 2016, the Corporation transferred corporate stocks with a fair market value of $158 thousand at the date of transfer (and $103 thousand at December 31, 2016) from Level 2 to Level 1 due to the corporation's stock becoming publicly listed.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
(in thousands)	2017	2016	2017	2016
Balance of recurring Level 3 assets at January 1	$250	$248	$(68)	$(48)
Derivative instruments entered into	—	—	(5)	(25)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(2)	5
Included in other comprehensive income	1	2	—	—
Transfers out of Level 3	(251)	—	—	—
Balance of recurring Level 3 assets at December 31	$—	$250	$(75)	$(68)

As of December 31, 2017, one corporate bond was transferred from Level 3 and into Level 2 due to the availability of pricing in secondary markets.

The following table presents information related to Level 3 recurring fair value measurement at December 31, 2017 and December 31, 2016 (in thousands):

Description	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2017
Derivative liabilities	$75	Historical trend	Credit default rate	5.67% - 5.67% [5.67%]

Description	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Corporate bonds and notes	$250	Discounted cash flow	Credit spread	1.73% - 1.73% [1.73%]

Derivative liabilities	$68	Historical trend	Credit default rate	4.92% - 4.92% [4.92%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at December 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$96	$—	$—	$96	$(70)
Commercial mortgages:
Commercial mortgages	411	—	—	411	(105)
Total impaired loans	$507	$—	$—	$507	$(175)

Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,483	$—	$—	$1,483	$(43)
Residential mortgages	382	—	—	382	—
Consumer loans:
Home equity lines and loans	75	—	—	75	—
Total other real estate owned, net	$1,940	$—	$—	$1,940	$(43)

		Fair Value Measurement at December 31, 2016 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,631	$—	$—	$2,631	$8
Consumer loans:
Home equity lines and loans	219	—	—	219	(65)
Total impaired loans	$2,850	$—	$—	$2,850	$(57)

Other real estate owned:
Residential mortgages	$344	$—	$—	$344	$(7)
Total other real estate owned, net	$344	$—	$—	$344	$(7)

The following table presents information related to Level 3 non-recurring fair value measurement at December 31, 2017 and 2016 (in thousands):

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2017
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$96	Sales comparison	Discount to appraised value	0.00% - 36.07% [33.02%]
Commercial mortgages:
Commercial mortgages	411	Sales comparison	Discount to appraised value	10.00% - 89.98% [51.35%]
	$507

OREO:
Commercial and agricultural:
Commercial and industrial	$1,483	Sales comparison	Discount to appraised value	10.00% - 22.95% [19.75%]
Residential mortgages	382	Sales comparison	Discount to appraised value	17.28% - 27.97% [20.77%]
Consumer loans:
Home equity lines and loans	75	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$1,940

Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2016
Impaired loans:
Commercial mortgages:
Commercial mortgages	$2,631	Income Approach	Capitalization Rate	9.00% - 10.00% [9.52%]
Consumer loans:
Home equity lines and loans	219	Sales comparison	Discount to appraised value	22.98% - 22.98% [22.98%]
	$2,850

OREO:
Residential mortgages	$344	Sales comparison	Discount to appraised value	20.80% - 48.17% [30.50%]
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

Commitments to Extend Credit

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, the counter-party's credit standing and discounted cash flow analysis.  The fair value of these commitments to extend credit approximates the recorded amounts of the related fees and is not material at December 31, 2017 and 2016.

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying value approximates fair value resulting in a classification of Level 1, Level 2 or Level 3 depending upon the classification of the asset/liability they are associated with.

The carrying amounts and estimated fair values of other financial instruments, at December 31, 2017 and December 31, 2016, are as follows (in thousands):

		Fair Value Measurements at December 31, 2017 Using
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$27,966	$27,966	$—	$—	$27,966
Interest-bearing deposits in other financial institutions	2,763	2,763	—	—	2,763
Trading assets	988	988	—	—	988
Securities available for sale	293,627	204	293,423	—	293,627
Securities held to maturity	3,781	—	1,830	1,946	3,776
FHLBNY and FRBNY stock	5,784	—	—	—	N/A
Loans, net	1,290,663	—	—	1,289,584	1,289,584
Loans held for sale	542	—	542	—	542
Accrued interest receivable	4,642	1	867	3,774	4,642
Derivative assets	974	—	974	—	974

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,349,084	$1,349,084	$—	$—	$1,349,084
Time deposits	118,362	—	118,598	—	118,598
Securities sold under agreements to repurchase	10,000	—	10,058	—	10,058
FHLBNY overnight advances	57,700	—	57,700	—	57,700
FHLBNY term advances	2,000	—	2,001	—	2,001
Accrued interest payable	148	24	124	—	148
Derivative liabilities	1,049	—	974	75	1,049
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

(18)    REGULATORY CAPITAL REQUIREMENTS

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.250%. and for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital. Management believes as of December 31, 2017, the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Corporation and the Bank as well categorized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

As of December 31, 2017, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  During 2018, the Bank could, without prior approval, declare dividends of approximately $13.8 million plus any 2018 net income retained to the date of the dividend declaration.

The actual capital amounts and ratios of the Corporation and the Bank are presented in the following tables (in thousands):

	Actual		Minimal Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$153,020	11.82%	$103,527	8.00%	$119,703	9.250%	N/A	N/A
Bank	$146,129	11.31%	$103,390	8.00%	$119,545	9.250%	$129,238	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$136,660	10.56%	$77,645	6.00%	$93,821	7.250%	N/A	N/A
Bank	$129,881	10.05%	$77,543	6.00%	$93,697	7.250%	$103,390	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$136,660	10.56%	$58,234	4.50%	$74,410	5.750%	N/A	N/A
Bank	$129,881	10.05%	$58,157	4.50%	$74,312	5.750%	$84,004	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$136,660	8.02%	$68,200	4.00%	N/A	N/A	N/A	N/A
Bank	$129,881	7.63%	$68,045	4.00%	N/A	N/A	$85,057	5.00%

	Actual		Minimum Capital Adequacy		Minimal Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$145,269	12.14%	$95,748	8.00%	$103,229	8.625%	N/A	N/A
Bank	$140,020	11.71%	$95,640	8.00%	$103,112	8.625%	$119,550	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$71,811	6.00%	$79,292	6.625%	N/A	N/A
Bank	$125,736	10.52%	$71,730	6.00%	$79,202	6.625%	$95,640	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$130,911	10.94%	$53,858	4.50%	$61,339	5.125%	N/A	N/A
Bank	$125,736	10.52%	$53,798	4.50%	$61,270	5.125%	$77,708	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$130,911	7.81%	$67,031	4.00%	N/A	N/A	N/A	N/A
Bank	$125,736	7.52%	$66,919	4.00%	N/A	N/A	$83,649	5.00%

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

The following is a summary of the changes in accumulated other comprehensive income or loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2016	$(4,356)	$(6,398)	$(10,754)
Other comprehensive income before reclassification	1,578	622	2,200
Amounts reclassified from accumulated other comprehensive income (loss)	(68)	119	51
Net current period other comprehensive income	1,510	741	2,251
Stranded AOCI reclassification	(569)	(1,268)	(1,837)
Balance at December 31, 2017	$(3,415)	$(6,925)	$(10,340)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at December 31, 2015	$210	$(11,152)	$(10,942)
Other comprehensive income (loss) before reclassification	(3,952)	3,341	(611)
Amounts reclassified from accumulated other comprehensive income (loss)	(614)	1,413	799
Net current period other comprehensive income (loss)	(4,566)	4,754	188
Balance at December 31, 2016	$(4,356)	$(6,398)	$(10,754)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2015	$1,960	$(10,745)	$(8,785)
Other comprehensive income (loss) before reclassification	(1,520)	(1,268)	(2,788)
Amounts reclassified from accumulated other comprehensive income (loss)	(230)	861	631
Net current period other comprehensive loss	(1,750)	(407)	(2,157)
Balance at December 31, 2015	$210	$(11,152)	$(10,942)

The following is the reclassification out of accumulated other comprehensive income (loss) for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31,			Affected Line Item in the Statement Where Net Income is Presented
	2017	2016	2015
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(109)	$(987)	$(372)	Net gains on securities transactions
Tax effect	41	373	142	Income tax expense
Net of tax	(68)	(614)	(230)

Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(220)	674	(90)	Pension and other employee benefits
Actuarial losses (a)	413	1,595	1,484	Pension and other employee benefits
Tax effect	(74)	(856)	(533)	Income tax expense
Net of tax	119	1,413	861
Total reclassification for the period, net of tax	$51	$799	$631
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

Accounting policies for the segments are the same as those described in Note 1. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  The Holding Company, CFS, and CRM column below includes amounts to eliminate transactions between segments (in thousands). CRM was formed during the second quarter of 2016, therefore, is not included within the year ended December 31, 2015 results.

Year ended December 31, 2017	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$60,031	$—	$24	$60,055
Interest expense	3,068	—	—	3,068
Net interest income	56,963	—	24	56,987
Provision for loan losses	9,022	—	—	9,022
Net interest income after provision for loan losses	47,941	—	24	47,965
Non-interest income	11,224	8,805	462	20,491
Non-interest expenses	46,931	5,664	1,169	53,764
Income (loss) before income tax expense	12,234	3,141	(683)	14,692
Income tax expense (benefit)	6,283	1,191	(212)	7,262
Segment net income (loss)	$5,951	$1,950	$(471)	$7,430

Segment assets	$1,700,196	$4,061	$3,363	$1,707,620

Year ended December 31, 2016	Core Banking	WMG	Holding Company, CFS and CRM	Consolidated Totals
Interest and dividend income	$56,159	$—	$9	$56,168
Interest expense	3,839	—	—	3,839
Net interest income	52,320	—	$9	52,329
Provision for loan losses	2,437	—	—	2,437
Net interest income after provision for loan losses	49,883	—	9	49,892
Non-interest income	12,318	8,316	515	21,149
Non-interest expenses	49,783	5,676	1,151	56,610
Income before income tax expense	12,418	2,640	(627)	14,431
Income tax expense (benefit)	3,693	997	(286)	4,404
Segment net income (loss)	$8,725	$1,643	$(341)	$10,027

Segment assets	$1,650,100	$4,586	$2,493	$1,657,179

Year ended December 31, 2015	Core Banking	WMG	Holding Company and CFS	Consolidated Totals
Interest and dividend income	$54,240	$—	$4	$54,244
Interest expense	3,602	—	—	3,602
Net interest income	50,638	—	4	50,642
Provision for loan losses	1,571	—	—	1,571
Net interest income after provision for loan losses	49,067	—	4	49,071
Non-interest income	11,019	8,522	906	20,447
Non-interest expenses	48,882	5,517	1,028	55,427
Income (loss) before income tax expense	11,204	3,005	(118)	14,091
Income tax expense (benefit)	3,620	1,149	(111)	4,658
Segment net income (loss)	$7,584	$1,856	$(7)	$9,433

Segment assets	$1,614,481	$4,282	$1,201	$1,619,964

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMUNG FINANCIAL CORPORATION
DATED: MARCH 8, 2018	By: /s/ Anders M. Tomson
Anders M. Tomson, President and Chief Executive Officer (Principal Executive Officer)

DATED: MARCH 8, 2018	By: /s/ Karl F. Krebs
Karl F. Krebs, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry H. Becker	Director	March 8, 2018
Larry H. Becker

/s/ Ronald M. Bentley	Director	March 8, 2018
Ronald M. Bentley

/s/ Bruce W. Boyea	Director	March 8, 2018
Bruce W. Boyea

/s/ David J. Dalrymple	Director and Chairman of the Board of Directors	March 8, 2018
David J. Dalrymple

/s/ Robert H. Dalrymple	Director	March 8, 2018
Robert H. Dalrymple

/s/ Clover M. Drinkwater	Director	March 8, 2018
Clover M. Drinkwater

/s/ Stephen M. Lounsberry, III	Director	March 8, 2018
Stephen M. Lounsberry, III

/s/ John F. Potter	Director	March 8, 2018
John F. Potter

(signature’s continued)

Signature	Title	Date

/s/ Richard W. Swan	Director	March 8, 2018
Richard W. Swan

/s/ G. Thomas Tranter, Jr.	Director	March 8, 2018
G. Thomas Tranter, Jr.

/s/ Kevin B. Tully	Director	March 8, 2018
Kevin B. Tully

/s/ Thomas R. Tyrrell	Director	March 8, 2018
Thomas R. Tyrrell

/s/ Anders M. Tomson	Chief Executive Officer and President	March 8, 2018
Anders M. Tomson

/s/ Karl F. Krebs	Chief Financial Officer and Treasurer	March 8, 2018
Karl F. Krebs

EXHIBIT INDEX

Exhibit	The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Corporation’s Securities Exchange Act file number is 000-13888.
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to December 29, 2017 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on January 3, 2018).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1
Post-Employment Consulting Agreement dated December 20, 2017 between Chemung Canal Trust Company and Ronald M. Bentley, Director (filed as Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on December 22, 2017 and incorporated herein by reference).

10.2
Chemung Financial Corporation 2014 Omnibus Plan and Component Plans (Chemung Financial Corporation Restricted Stock Plan, Chemung Financial Corporation Incentive Compensation Plan, Chemung Financial Corporation Directors’ Compensation Plan and Chemung Financial Corporation/Chemung Canal Trust Company Directors’ Deferred Fee Plan) (filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to Registrant’s Form S-8 filed with the SEC on January 27, 2015 and incorporated herein by reference).

10.3
Change of Control Agreement dated September 1, 2015 between Chemung Canal Trust Company and Thomas W. Wirth, Executive Vice President (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 3, 2015 and incorporated herein by reference).

10.4
Change of Control Agreement dated January 19, 2011 between Chemung Canal Trust Company and Louis C. DiFabio, Executive Vice President (filed as Exhibit 10.12 to Registrant’s Form 10-K filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.5
Change of Control Agreement dated August 28, 2015 between Chemung Canal Trust Company and Anders M. Tomson, President and Chief Executive Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 1, 2015 and incorporated herein by reference).

10.6
Change of Control Agreement dated November 7, 2011 between Chemung Canal Trust Company and Karen R. Makowski, Executive Vice President and Chief Administration and Risk Officer (filed as Exhibit 10.16 to Registrant’s Form 10-K on March 28, 2012 and incorporated herein by reference).

10.7
Change of Control Agreement dated October 16, 2013 between Chemung Canal Trust Company and Karl F. Krebs, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 17, 2013 and incorporated herein by reference).

10.8
Change of Control Agreement dated August 17, 2016 between Chemung Canal Trust Company and Kimberly A. Hazelton, Executive Vice President (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on August 17, 2016 and incorporated herein by reference).

10.9
Change of Control Agreement dated January 3, 2018 between Chemung Canal Trust Company and Daniel D. Fariello, President of Capital Bank Division (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on January 8, 2018 and incorporated herein by reference).

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