Form 10-Q
period 2018-03-31
CHEMUNG FINANCIAL CORP
filed 2018-05-02
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2018

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on May 1, 2018 was 4,764,874.

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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from financial institutions	$25,473	$27,966
Interest-bearing deposits in other financial institutions	5,531	2,763
Total cash and cash equivalents	31,004	30,729

Equity investments, at estimated fair value	2,154	2,337
Securities available for sale, at estimated fair value	278,984	293,091
Securities held to maturity, estimated fair value of $3,627 at March 31, 2018 and $3,776 at December 31, 2017	3,640	3,781
FHLBNY and FRBNY Stock, at cost	3,097	5,784

Loans, net of deferred loan fees	1,319,911	1,311,824
Allowance for loan losses	(21,390)	(21,161)
Loans, net	1,298,521	1,290,663

Loans held for sale	190	542
Premises and equipment, net	26,136	26,657
Goodwill	21,824	21,824
Other intangible assets, net	1,891	2,085
Bank-owned life insurance	2,998	2,982
Accrued interest receivable and other assets	29,515	27,145

Total assets	$1,699,954	$1,707,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$460,271	$467,610
Interest-bearing	1,057,929	999,836
Total deposits	1,518,200	1,467,446

FHLBNY overnight advances	—	57,700
Securities sold under agreements to repurchase	10,000	10,000
FHLBNY term advances	—	2,000
Long term capital lease obligation	4,464	4,517
Dividends payable	1,238	1,232
Accrued interest payable and other liabilities	15,790	14,912
Total liabilities	1,549,692	1,557,807

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2018 and December 31, 2017	53	53
Additional paid-in capital	46,404	45,967
Retained earnings	131,694	128,453
Treasury stock, at cost; 548,647 shares at March 31, 2018 and 559,054 shares at December 31, 2017	(14,053)	(14,320)
Accumulated other comprehensive loss	(13,836)	(10,340)
Total shareholders' equity	150,262	149,813

Total liabilities and shareholders' equity	$1,699,954	$1,707,620

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Interest and dividend income:
Loans, including fees	$14,050	$12,499
Taxable securities	1,289	1,422
Tax exempt securities	308	238
Interest-bearing deposits	22	155
Total interest and dividend income	15,669	14,314
Interest expense:
Deposits	501	538
Securities sold under agreements to repurchase	93	193
Borrowed funds	175	89
Total interest expense	769	820
Net interest income	14,900	13,494
Provision for loan losses	709	1,040
Net interest income after provision for loan losses	14,191	12,454

Non-interest income:
WMG fee income	2,316	2,109
Service charges on deposit accounts	1,164	1,184
Interchange revenue from debit card transactions	1,035	920
Net gains on sales of loans held for sale	46	69
Net gains on sales of other real estate owned	44	17
Income from bank-owned life insurance	16	17
Other	854	531
Total non-interest income	5,475	4,847

Non-interest expenses:
Salaries and wages	5,714	5,275
Pension and other employee benefits	1,658	1,551
Other components of net periodic pension and postretirement benefits	(408)	(333)
Net occupancy expenses	1,608	1,606
Furniture and equipment expenses	658	682
Data processing expense	1,742	1,604
Professional services	540	300
Amortization of intangible assets	194	226
Marketing and advertising expenses	349	249
Other real estate owned expenses	138	19
FDIC insurance	317	325
Loan expense	169	116
Other	1,487	1,425
Total non-interest expenses	14,166	13,045
Income before income tax expense	5,500	4,256
Income tax expense	1,061	1,277
Net income	$4,439	$2,979

Weighted average shares outstanding	4,822	4,790
Basic and diluted earnings per share	$0.92	$0.62

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$4,439	$2,979
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(4,439)	3,166
Tax effect	(1,132)	1,189
Net of tax amount	(3,307)	1,977

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)
Reclassification adjustment for amortization of net actuarial loss	73	88
Total before tax effect	18	33
Tax effect	5	12
Net of tax amount	13	21

Total other comprehensive income (loss)	(3,294)	1,998

Comprehensive income	$1,145	$4,977

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2017	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
Net income	—	—	2,979	—	—	2,979
Other comprehensive income	—	—	—	—	1,998	1,998
Restricted stock awards	—	52	—	—	—	52
Restricted stock units for directors' deferred compensation plan	—	24	—	—	—	24
Cash dividends declared ($0.26 per share)	—	—	(1,230)	—	—	(1,230)
Distribution of 7,880 shares of treasury stock for directors' compensation	—	68	—	201	—	269
Distribution of 5,861 shares of treasury stock for employee compensation	—	50	—	150	—	200
Sale of 6,101 shares of treasury stock (a)	—	61	—	156	—	217
Forfeiture of 1,139 shares of restricted stock awards	—	43	—	(43)	—	—
Balances at March 31, 2017	$53	$45,901	$125,860	$(14,801)	$(8,756)	$148,257

Balances at December 31, 2017, as reported	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813
Cumulative effect of accounting change (b)	—	—	40	—	(202)	(162)
Balances at January 1, 2018, as adjusted	53	45,967	128,493	(14,320)	(10,542)	149,651
Net income	—	—	4,439	—	—	4,439
Other comprehensive loss	—	—	—	—	(3,294)	(3,294)
Restricted stock awards	—	163	—	—	—	163
Restricted stock units for directors' deferred compensation plan	—	25	—	—	—	25
Cash dividends declared ($0.26 per share)	—	—	(1,238)	—	—	(1,238)
Distribution of 6,015 shares of treasury stock for directors' compensation	—	147	—	154	—	301
Distribution of 1,784 shares of treasury stock for employee compensation	—	44	—	45	—	89
Sale of 2,648 shares of treasury stock (a)	—	58	—	68	—	126
Balances at March 31, 2018	$53	$46,404	$131,694	$(14,053)	$(13,836)	$150,262
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 2016-01. See "Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net income	$4,439	$2,979
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	194	226
Provision for loan losses	709	1,040
Net losses on disposal of fixed assets	7	—
Depreciation and amortization of fixed assets	889	960
Amortization of premiums on securities, net	305	357
Gains on sales of loans held for sale, net	(46)	(69)
Proceeds from sales of loans held for sale	3,611	3,634
Loans originated and held for sale	(3,213)	(3,173)
Net gains on equity investments	(6)	(32)
Net gains on sales of other real estate owned	(44)	(17)
Purchase of equity investments	(28)	(20)
Expense related to restricted stock units for directors' deferred compensation plan	25	24
Expense related to employee stock compensation	89	200
Expense related to employee restricted stock awards	163	52
Income from bank-owned life insurance	(16)	(17)
(Increase) decrease in other assets and accrued interest receiable	(2,478)	2,290
Decrease in accrued interest payable	(29)	(38)
Increase (decrease) in other liabilities	2,409	(1,892)
Net cash provided by operating activities	6,980	6,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	285	—
Proceeds from maturities and principal collected on securities available for sale	9,078	9,289
Proceeds from maturities and principal collected on securities held to maturity	261	1,164
Purchases of securities available for sale	—	(5,659)
Purchases of securities held to maturity	(120)	(180)
Purchase of FHLBNY and FRBNY stock	(6,437)	(6)
Redemption of FHLBNY and FRBNY stock	9,124	450
Purchases of premises and equipment	(375)	(243)
Proceeds from sales of other real estate owned	157	101
Net increase in loans	(8,572)	(34,327)
Net cash (used in) provided by investing activities	3,401	(29,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	52,670	91,400
Net decrease in time deposits	(1,916)	(3,492)
Net decrease in securities sold under agreements to repurchase	—	(12,391)
Net decrease in FHLBNY overnight advances, net	(57,700)	—
Repayments of FHLBNY long term advances	(2,000)	(28)
Payments made on capital leases	(53)	(51)
Sale of treasury stock	126	217
Cash dividends paid	(1,233)	(1,225)
Net cash (used in) provided by financing activities	(10,106)	74,430
Net increase in cash and cash equivalents	275	51,523
Cash and cash equivalents, beginning of period	30,729	74,162
Cash and cash equivalents, end of period	$31,004	$125,685
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2018	2017
Cash paid (received) for:
Interest	$798	$858
Income taxes	$(175)	$—
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$5	$33
Dividends declared, not yet paid	$1,238	$1,230
Distribution of treasury stock for directors' compensation	$301	$269

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unconsolidated financial statements should be read in conjunction with the Corporation's 2017 Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

Recent Accounting Pronouncements

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

Adoption of New Accounting Standards

On December 31, 2017, the Corporation elected for early adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASC 220"). The objective of ASC 220 was to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act passed in December 2017. Adoption of ASC 220 eliminated the stranded tax effects within accumulated other comprehensive income resulting from the revaluation of the net deferred tax asset. Results for the three and twelve months ended December 31, 2017 were presented in accordance with ASC 220, with a reclassification of $1.8 million from accumulated other comprehensive income to retained earnings. The adoption of ASC 220 did not result in any adjustments during the first quarter of 2018 and the Corporation does not expect any adjustments going forward.

On January 1, 2018, the Corporation adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"), which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. The majority of the Corporation's revenues come from interest income and other sources, including loans, leases, securities, and derivatives, that are outside the scope of ASC 606. The Corporation's services that fall within the scope of ASC 606 are presented within Non-interest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, wealth management fees, investment brokerage fees, and the sale of other real estate owned. Refer to Note 10 Revenue from Contracts with Customers for further discussion on the Corporation's accounting policies for revenue sources within the scope of ASC 606.

The Corporation adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

On January 1, 2018, the Corporation adopted ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities ("ASC 825"). The objectives of the ASC 825 were (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The Corporation adopted ASC 825 using the modified retrospective method applied to equity investments as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 825, with comparable consolidated balance sheets also reported. The adjustments to opening retained earnings and accumulated other comprehensive loss related to the adoption of ASC 825 and are immaterial to the financial statements.

On January 1, 2018, the Corporation adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASC 230"). The objective of ASC 230 was to reduce the existing diversity in practice relating to eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principal. Results for reporting periods beginning after January 1, 2018 are presented under ASC 230, while prior periods amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 230 did not result in a change to how the Corporation accounts for its cash flows.

On January 1, 2018, the Corporation adopted ASU 2017-07, Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost ("ASC 715"). The objective of ASC 715 was to improve guidance related to the presentation of defined benefit costs in the income statement. Specifically, ASC 715 required that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, ASC 715 allows only the service cost component to be eligible for capitalization, when applicable. Results for reporting periods beginning after January 1, 2018 are presented under ASC 715, while prior period amounts continue to be reported in accordance with legacy GAAP, with comparable periods presented retrospectively for the presentation of the service cost and net periodic postretirement benefit cost in the income statement. The Corporation elected the practical expedient, which permits employers to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation for applying retrospective presentation requirements.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,822 and 4,790 weighted average shares outstanding for the three-month periods ended March 31, 2018 and 2017, respectively. There were no common stock equivalents during the three-month periods ended March 31, 2018 or 2017.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,490	$15	$54	$15,451
Mortgage-backed securities, residential	216,489	87	8,757	207,819
Obligations of states and political subdivisions	52,177	44	604	51,617
Corporate bonds and notes	249	—	—	249
SBA loan pools	3,874	1	27	3,848
Total	$288,279	$147	$9,442	$278,984

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,492	$20	$21	$15,491
Mortgage-backed securities, residential	224,939	136	5,166	219,909
Obligations of states and political subdivisions	52,928	355	151	53,132
Corporate bonds and notes	249	2	—	251
SBA loan pools	4,339	1	32	4,308
Total	$297,947	$514	$5,370	$293,091

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,805	$—	$—	$1,805
Time deposits with other financial institutions	1,835	—	13	1,822
Total	$3,640	$—	$13	$3,627

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,946	$—	$—	$1,946
Time deposits with other financial institutions	1,835	—	5	1,830
Total	$3,781	$—	$5	$3,776

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2018
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$18,365	$18,350	$900	$899
After one, but within five years	19,992	19,911	2,507	2,495
After five, but within ten years	28,720	28,245	233	233
After ten years	839	811	—	—
	67,916	67,317	3,640	3,627
Mortgage-backed securities, residential	216,489	207,819	—	—
SBA loan pools	3,874	3,848	—	—
Total	$288,279	$278,984	$3,640	$3,627

There were no proceeds from sales and calls of securities resulting in gains or losses for the three months ended March 31, 2018 and 2017.

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2018 and December 31, 2017 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$14,947	$54	$—	$—	$14,947	$54
Mortgage-backed securities, residential	73,034	2,093	132,122	6,664	205,156	8,757
Obligations of states and political subdivisions	42,728	574	260	30	42,988	604
SBA loan pools	1,833	25	1,756	2	3,589	27
Total temporarily impaired securities	$132,542	$2,746	$134,138	$6,696	$266,680	$9,442

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$14,982	$21	$—	$—	$14,982	$21
Mortgage-backed securities, residential	83,562	1,013	131,165	4,153	214,727	5,166
Obligations of states and political subdivisions	20,526	133	271	18	20,797	151
SBA loan pools	3,937	32	—	—	3,937	32
Total temporarily impaired securities	$123,007	$1,199	$131,436	$4,171	$254,443	$5,370

Other-Than-Temporary Impairment

As of March 31, 2018, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At March 31, 2018, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial and agricultural:
Commercial and industrial	$199,947	$198,463
Agricultural	529	544
Commercial mortgages:
Construction	55,404	45,558
Commercial mortgages, other	592,195	598,772
Residential mortgages	194,600	194,440
Consumer loans:
Credit cards	1,418	1,517
Home equity lines and loans	100,611	100,591
Indirect consumer loans	156,958	153,060
Direct consumer loans	18,249	18,879
Total loans, net of deferred origination fees and costs	$1,319,911	$1,311,824
Interest receivable on loans	3,618	3,758
Total recorded investment in loans	$1,323,529	$1,315,582

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$6,976	$8,514	$1,316	$4,355	$21,161
Charge-offs	(19)	—	(94)	(458)	(571)
Recoveries	9	1	5	76	91
Net recoveries (charge-offs)	(10)	1	(89)	(382)	(480)
Provision	37	125	180	367	709
Ending balance	$7,003	$8,640	$1,407	$4,340	$21,390

	Three Months Ended March 31, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,589	$7,270	$1,523	$3,871	$14,253
Charge-offs	(5)	—	(12)	(427)	(444)
Recoveries	24	1	17	69	111
Net recoveries (charge-offs)	19	1	5	(358)	(333)
Provision	42	478	(16)	536	1,040
Ending balance	$1,650	$7,749	$1,512	$4,049	$14,960

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,910	$771	$—	$—	$5,681
Collectively evaluated for impairment	2,093	7,869	1,407	4,340	15,709
Total ending allowance balance	$7,003	$8,640	$1,407	$4,340	$21,390

	December 31, 2017
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,135	$802	$—	$—	$5,937
Collectively evaluated for impairment	1,841	7,683	1,316	4,355	15,195
Loans acquired with deteriorated credit quality	—	29	—	—	29
Total ending allowance balance	$6,976	$8,514	$1,316	$4,355	$21,161

	March 31, 2018
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$5,795	$7,359	$425	$61	$13,640
Loans collectively evaluated for impairment	195,242	642,054	194,671	277,922	1,309,889
Total ending loans balance	$201,037	$649,413	$195,096	$277,983	$1,323,529

	December 31, 2017
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,133	$7,302	$427	$64	$13,926
Loans collectively evaluated for impairment	193,443	638,080	194,510	274,831	1,300,864
Loans acquired with deteriorated credit quality	—	792	—	—	792
Total ending loans balance	$199,576	$646,174	$194,937	$274,895	$1,315,582

The following table presents loans individually evaluated for impairment recognized by class of loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$770	$773	$—	$861	$867	$—
Commercial mortgages:
Construction	351	352	—	364	365	—
Commercial mortgages, other	4,210	4,212	—	4,135	4,138	—
Residential mortgages	447	425	—	450	427	—
Consumer loans:
Home equity lines and loans	61	61	—	64	64	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,019	5,022	4,910	5,231	5,266	5,135
Commercial mortgages:
Commercial mortgages, other	2,984	2,795	771	2,989	2,799	802
Total	$13,842	$13,640	$5,681	$14,094	$13,926	$5,937

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$820	$9	$671	$9
Commercial mortgages:
Construction	359	3	919	3
Commercial mortgages, other	4,175	5	7,000	59
Residential mortgages	426	2	393	2
Consumer loans:
Home equity lines & loans	63	1	84	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	5,144	—	—	—
Commercial mortgages:
Commercial mortgages, other	2,797	1	3,257	1
Consumer loans:
Home equity lines and loans	—	—	360	—
Total	$13,784	$21	$12,684	$75
(1)Cash basis interest income approximates interest income recognized.

The following table present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of March 31, 2018 and December 31, 2017 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commercial and agricultural:
Commercial and industrial	$5,164	$5,250	$2	$5
Commercial mortgages:
Construction	130	135	—	—
Commercial mortgages, other	6,597	6,520	—	—
Residential mortgages	3,155	3,160	—	—
Consumer loans:
Credit cards	—	—	26	24
Home equity lines and loans	1,302	1,310	—	—
Indirect consumer loans	886	935	—	—
Direct consumer loans	46	14	—	—
Total	$17,280	$17,324	$28	$29

The following tables present the aging of the recorded investment in loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,397	$—	$3,642	$5,039	$—	$195,468	$200,507
Agricultural	—	—	—	—	—	530	530
Commercial mortgages:
Construction	—	—	—	—	—	55,560	55,560
Commercial mortgages, other	442	—	928	1,370	—	592,483	593,853
Residential mortgages	1,719	308	1,263	3,290	—	191,806	195,096
Consumer loans:
Credit cards	3	9	26	38	—	1,380	1,418
Home equity lines and loans	283	231	856	1,370	—	99,532	100,902
Indirect consumer loans	1,332	216	489	2,037	—	155,303	157,340
Direct consumer loans	38	4	35	77	—	18,246	18,323
Total	$5,214	$768	$7,239	$13,221	$—	$1,310,308	$1,323,529

	December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,689	$999	$20	$2,708	$—	$196,322	$199,030
Agricultural	—	—	—	—	—	546	546
Commercial mortgages:
Construction	—	—	—	—	—	45,688	45,688
Commercial mortgages, other	2,399	115	748	3,262	792	596,432	600,486
Residential mortgages	1,399	939	1,474	3,812	—	191,125	194,937
Consumer loans:
Credit cards	17	9	24	50	—	1,466	1,516
Home equity lines and loans	265	31	983	1,279	—	99,599	100,878
Indirect consumer loans	1,822	484	581	2,887	—	150,645	153,532
Direct consumer loans	48	28	2	78	—	18,891	18,969
Total	$7,639	$2,605	$3,832	$14,076	$792	$1,300,714	$1,315,582

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

As of March 31, 2018 and December 31, 2017, the Corporation has a recorded investment in TDRs of $7.3 million and $7.7 million, respectively.  There were specific reserves of $0.5 million and $0.7 million allocated for TDRs at March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018, TDRs totaling $1.5 million were accruing interest under the modified terms and $5.8 million were on non-accrual status.  As of December 31, 2017, TDRs totaling $1.7 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  The Corporation had committed no additional amounts as of both March 31, 2018 and December 31, 2017, to customers with outstanding loans that are classified as TDRs.

During the three-month periods ended March 31, 2018 and 2017, the terms of certain loans were modified as TDRs. The modification of the terms of one commercial & industrial term loan during the three months ended March 31, 2018 included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The modification of the terms of one commercial mortgage loan during the three months ended March 31, 2017 included a reduction of the scheduled amortized payments of the loan for greater than a three month period.

The following table presents loans by class modified as TDRs that occurred during the three month periods ended March 31, 2018 and 2017 (dollars in thousands):

March 31, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$100	$100
Total	1	$100	$100

March 31, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	1	$166	$166
Total	1	$166	$166

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three month periods ended March 31, 2018 and 2017.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three month periods ended March 31, 2018 and 2017.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of March 31, 2018 and December 31, 2017, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	March 31, 2018
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$183,869	$8,719	$2,911	$5,008	$—	$200,507
Agricultural	—	530	—	—	—	—	530
Commercial mortgages:
Construction	—	55,430	—	130	—	—	55,560
Commercial mortgages	—	567,624	11,570	13,307	1,352	—	593,853
Residential mortgages	191,941	—	—	3,155	—	—	195,096
Consumer loans:
Credit cards	1,418	—	—	—	—	—	1,418
Home equity lines and loans	99,600	—	—	1,302	—	—	100,902
Indirect consumer loans	156,454	—	—	886	—	—	157,340
Direct consumer loans	18,277	—	—	46	—	—	18,323
Total	$467,690	$807,453	$20,289	$21,737	$6,360	$—	$1,323,529

	December 31, 2017
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,556	$4,447	$6,605	$1,422	$—	$199,030
Agricultural	—	546	—	—	—	—	546
Commercial mortgages:
Construction	—	45,553	—	135	—	—	45,688
Commercial mortgages	—	575,321	9,665	13,331	1,377	792	600,486
Residential mortgages	191,777	—	—	3,160	—	—	194,937
Consumer loans:
Credit cards	1,516	—	—	—	—	—	1,516
Home equity lines and loans	99,568	—	—	1,310	—	—	100,878
Indirect consumer loans	152,598	—	—	934	—	—	153,532
Direct consumer loans	18,955	—	—	14	—	—	18,969
Total	$464,414	$807,976	$14,112	$25,489	$2,799	$792	$1,315,582

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$191,941	$1,418	$99,600	$156,454	$18,277
Non-Performing	3,155	—	1,302	886	46
	$195,096	$1,418	$100,902	$157,340	$18,323

	December 31, 2017
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$191,777	$1,516	$99,568	$152,598	$18,955
Non-Performing	3,160	—	1,310	934	14
	$194,937	$1,516	$100,878	$153,532	$18,969

At the time of the merger with Fort Orange Financial Corp., the Corporation identified certain loans with evidence of deteriorated credit quality, and the probability that the Corporation would be unable to collect all contractually required payments from the borrower.  These loans were classified as PCI loans.  The Corporation previously adjusted its estimates of future expected losses, cash flows, and renewal assumptions on the PCI loans.  These adjustments were made for changes in expected cash flows due to loans refinanced beyond original maturity dates, impairments recognized subsequent to the acquisition, advances made for taxes or insurance to protect collateral held and payments received in excess of amounts originally expected. During the first quarter of 2018, management determined that the disclosure of PCI loans was no longer material and will analyze these loans as part of the overall impairment process going forward.

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

The Corporation used the following methods and significant assumptions to estimate fair value on a recurring basis:

Available for Sale Securities:  The fair values of securities available for sale are usually determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs).

Equity Investments:  Securities that are held to fund a deferred compensation plan and securities that have a readily determinable fair market value, are recorded at fair value with changes in fair value included in earnings.  The fair values of equity investments are determined by quoted market prices (Level 1 inputs).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,451	$—	$15,451	$—
Mortgage-backed securities, residential	207,819	—	207,819	—
Obligations of states and political subdivisions	51,617	—	51,617	—
Corporate bonds and notes	249	—	249	—
SBA loan pools	3,848	—	3,848	—
Total available for sale securities	$278,984	$—	$278,984	$—

Equity investments	$1,225	$1,225	$—	$—
Derivative assets	1,820	—	1,820	—

Financial Liabilities:
Derivative liabilities	$1,870	$—	$1,820	$50

There were no transfers between Level 1 and Level 2 during the three-month period ended March 31, 2018.

		Fair Value Measurement at December 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,491	$—	$15,491	$—
Mortgage-backed securities, residential	219,909	—	219,909	—
Obligations of states and political subdivisions	53,132	—	53,132	—
Corporate bonds and notes	251	—	251	—
SBA loan pools	4,308	—	4,308	—
Total available for sale securities	$293,091	$—	$293,091	$—

Equity investments	$1,192	$1,192	$—	$—
Derivative assets	974	—	974	—

Financial Liabilities:
Derivative liabilities	$1,049	$—	$974	$75

There were no transfers between Level 1 and Level 2 during the twelve month period ended December 31, 2017.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended March 31, 2018 and March 31, 2017 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Balance of recurring Level 3 assets at January 1	$—	$250	$(75)	$(68)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	25	3
Included in other comprehensive income	—	1	—	—
Balance of recurring Level 3 assets at March 31,	$—	$251	$(50)	$(65)

The following table presents information related to Level 3 recurring fair value measurements at March 31, 2018 and December 31, 2017 (in thousands):

Description	Fair Value at March 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2018
Derivative liabilities	$50	Historical trend	Credit default rate	5.52% - 5.52% [5.52%]

Description	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2017
Derivative liabilities	$75	Historical trend	Credit default rate	5.67% - 5.67% [5.67%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$12	$—	$—	$12	$—
Commercial mortgages:
Commercial mortgages	338	—	—	338	(59)
Total impaired loans	$350	$—	$—	$350	$(59)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,474	$—	$—	$1,474	$—
Residential mortgages	283	—	—	283	—
Consumer loans:
Home equity lines and loans	75	—	—	75	—
Total other real estate owned, net	$1,832	$—	$—	$1,832	$—

		Fair Value Measurement at December 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$96	$—	$—	$96	$(70)
Commercial mortgages:
Commercial mortgages	411	—	—	411	(105)
Total impaired loans	$507	$—	$—	$507	$(175)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,483	$—	$—	$1,483	$(43)
Residential mortgages	382	—	—	382	—
Consumer loans:
Home equity lines and loans	75	—	—	75	—
Total other real estate owned, net	$1,940	$—	$—	$1,940	$(43)

The following tables presents information related to Level 3 non-recurring fair value measurement at March 31, 2018 and December 31, 2017 (in thousands):

Description	Fair Value at March 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2018
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$12	Sales comparison	Discount to appraised value	0.00% - 0.00% [0.00%]
Commercial mortgages:
Commercial mortgages	338	Sales comparison	Discount to appraised value	21.98% - 69.81% [55.51%]
	$350

OREO:
Commercial mortgages:
Commercial mortgages	$1,474	Sales comparison	Discount to appraised value	10.00% - 22.95% [19.79%]
Residential mortgages	283	Sales comparison	Discount to appraised value	17.28% - 39.78% [20.39%]
Consumer loans:
Home equity lines and loans	75	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$1,832

Description	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2017
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$96	Sales comparison	Discount to appraised value	0.00% - 36.07% [33.02%]
Commercial mortgages:
Commercial mortgages	411	Sales comparison	Discount to appraised value	10.00% - 89.98% [51.35%]
	$507

OREO:
Commercial mortgages:
Commercial mortgages	$1,483	Sales comparison	Discount to appraised value	10.00% - 22.95% [19.75%]
Residential mortgages	382	Sales comparison	Discount to appraised value	17.28% - 27.97% [20.77%]
Consumer loans:
Home equity lines and loans	75	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$1,940

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2018 and December 31, 2017, are as follows (in thousands):

	March 31, 2018
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$25,473	$25,473	$—	$—	$25,473
Interest-bearing deposits in other financial institutions	5,531	5,531	—	—	5,531
Equity investments	1,225	1,225	—	—	1,225
Securities available for sale	278,984	—	278,984	—	278,984
Securities held to maturity	3,640	—	1,822	1,085	2,907
FHLBNY and FRBNY stock	3,097	—	—	—	N/A
Loans, net and loans held for sale	1,298,711	—	—	1,272,169	1,272,169
Accrued interest receivable	4,624	—	1,006	3,618	4,624
Derivative assets	1,820	—	1,820	—	1,820

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,401,753	$1,401,753	$—	$—	$1,401,753
Time deposits	116,447	—	116,677	—	116,677
Securities sold under agreements to repurchase	10,000	—	10,019	—	10,019
Accrued interest payable	119	24	95	—	119
Derivative liabilities	1,870	—	1,820	50	1,870
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2017
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$27,966	$27,966	$—	$—	$27,966
Interest-bearing deposits in other financial institutions	2,763	2,763	—	—	2,763
Equity investments	1,192	1,192	—	—	1,192
Securities available for sale	293,091	—	293,091	—	293,091
Securities held to maturity	3,781	—	1,830	1,946	3,776
FHLBNY and FRBNY stock	5,784	—	—	—	N/A
Loans, net	1,291,205	—	—	1,289,584	1,289,584
Loans held for sale	542	—	542	—	542
Accrued interest receivable	4,642	1	867	3,774	4,642
Derivative assets	974	—	974	—	974

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,349,084	$1,349,084	$—	$—	$1,349,084
Time deposits	118,362	—	118,598	—	118,598
Securities sold under agreements to repurchase	10,000	—	10,058	—	10,058
FHLBNY overnight advances	57,700	—	57,700	—	57,700
FHLBNY term advances	2,000	—	2,001	—	2,001
Accrued interest payable	148	24	124	—	148
Derivative liabilities	1,049	—	974	75	1,049
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the periods ended March 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2018 and December 31, 2017 (in thousands):

	At March 31, 2018		At December 31, 2017
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,301	$5,975	$5,196
Other customer relationship intangibles	5,633	4,416	5,633	4,327
Total	$11,608	$9,717	$11,608	$9,523

Aggregate amortization expense was $0.2 million for both of the three month periods ended March 31, 2018 and 2017.

The remaining estimated aggregate amortization expense at March 31, 2018 is listed below (in thousands):

Year	Estimated Expense
2018	$540
2019	609
2020	484
2021	258
2022	—
Total	$1,891

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of securities sold under agreements to repurchase as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Mortgage-backed securities, residential	$—	$12,000	$—	$—	$12,000
Excess collateral held	—	(2,000)	—	—	(2,000)
Gross amount of recognized liabilities for repurchase agreements	$—	$10,000	$—	$—	$10,000

	December 31, 2017
	Overnight and Continuous	Up to 1 Year	1 - 3 Years	3+ Years	Total
Mortgage-backed securities, residential	$—	$11,798	$—	$—	$11,798
Excess collateral held	—	(1,798)	—	—	(1,798)
Gross amount of recognized liabilities for repurchase agreements	$—	$10,000	$—	$—	$10,000

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$19,547	$29,057	$16,019	$28,591
Unused lines of credit	1,171	203,064	1,604	200,353
Standby letters of credit	—	14,694	—	15,022

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

Subsequent to an appeal of the lower court determination, which was perfected in the Appellate Division, Third Department of State Supreme Court, on June 29, 2017, the Bank received Notice of Entry of the decision and Order of that Court which affirmed the lower court’s decision in favor of the plaintiff with damages to be determined at a later proceeding.  The Bank established an additional legal reserve in the amount of $850 thousand, in connection with this case, during the second quarter of 2017. The Bank’s total reserve with respect to this matter now stands at $2.3 million, including $0.2 million accrued for related expenses not yet paid. A motion to the Appellate Division for reargument or permission for leave to appeal to the Court of Appeals was filed and denied during the fourth quarter of 2017. The parties have agreed to mediate the question of damages with an independent mediator with a scheduled date of May 30, 2018.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2018, as reported	$(3,415)	$(6,925)	$(10,340)
Cumulative effect of account change	(202)	—	(202)
Balance at January 1, 2018, as adjusted	(3,617)	(6,925)	(10,542)
Other comprehensive income before reclassification	(3,307)	—	(3,307)
Amounts reclassified from accumulated other comprehensive income	—	13	13
Net current period other comprehensive income (loss)	(3,307)	13	(3,294)
Balance at March 31, 2018	$(6,924)	$(6,912)	$(13,836)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2017	$(4,356)	$(6,398)	$(10,754)
Other comprehensive loss before reclassification	1,977	—	1,977
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current period other comprehensive income	1,977	21	1,998
Balance at March 31, 2017	$(2,379)	$(6,377)	$(8,756)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2018	2017
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	73	88	Other components of net periodic pension and postretirement benefits
Tax effect	(5)	(12)	Income tax expense
Total reclassification for the period, net of tax	$13	$21
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Corporation's non-interest income by revenue stream and reportable segment for the three months ended March 31, 2018 and 2017 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$965	$—	$—	$965
Other	199	—	—	199
Interchange revenue from debit card transactions	1,035	—	—	1,035
WMG fee income	—	2,316	—	2,316
CFS fee and commission income	—	—	110	110
Net gains on sales of OREO	44	—	—	44
Net gains on sales of loans(a)	46	—	—	46
Loan servicing fees(a)	22	—	—	22
Other(a)	872	—	(134)	738
Total non-interest income (loss)	$3,183	$2,316	$(24)	$5,475

	Three Months Ended March 31, 2017(b)
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$979	$—	$—	$979
Other	205	—	—	205
Interchange revenue from debit card transactions	920	—	—	920
WMG fee income	—	2,109	—	2,109
CFS fee and commission income	—	—	139	139
Net gains on sales of OREO	17	—	—	17
Net gains on sales of loans(a)	69	—	—	69
Loan servicing fees(a)	20	—	—	20
Other(a)	395	—	(6)	389
Total non-interest income	$2,605	$2,109	$133	$4,847
(a) Not within scope of ASC 606.
(b) The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
(c) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

A description of the Corporation's revenue streams accounted for under ASC 606 follows:

Service Charges on Deposit Accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which included services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are recognized at the time the maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange Income from Debit Card Transactions: The Corporation earns interchange fees from debit cardholder transactions conducted through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholder.

WMG Fee Income (Gross): The Corporation earns wealth management fees from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at quarter-end.

CFS Fee and Commission Income (Net): The Corporation earns fees from investment brokerage services provided to its customers by a third-party service provider. The Corporation receives commissions from the third-party service provider on a monthly basis based upon customer activity for the month. The Corporation (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers. Investment brokerage fees are presented net of related costs. The Corporation also earns fees from tax services provided to its customers.

Net Gains/Losses on Sales of OREO: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Corporation finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	385	403
Expected return on plan assets	(826)	(785)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	43	58
Net periodic pension benefit	$(398)	$(324)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	12	12
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	2	1
Net periodic supplemental pension cost	$14	$13

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	3	4
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	(55)	(55)
Amortization of unrecognized net loss	28	29
Net periodic postretirement, medical and life benefit	$(24)	$(22)

NOTE 12    SEGMENT REPORTING

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2017 Annual Report on Form 10-K, which was filed with the SEC on March 8, 2018. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  The Holding Company, CFS, and CRM column below includes amounts to eliminate transactions between segments (in thousands).

	Three months ended March 31, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$15,662	$—	$7	$15,669
Interest expense	769	—	—	769
Net interest income	14,893	—	7	14,900
Provision for loan losses	709	—	—	709
Net interest income after provision for loan losses	14,184	—	7	14,191
Other non-interest income	3,183	2,316	(24)	5,475
Other non-interest expenses	12,415	1,478	273	14,166
Income (loss) before income tax expense (benefit)	4,952	838	(290)	5,500
Income tax expense (benefit)	894	213	(46)	1,061
Segment net income (loss)	$4,058	$625	$(244)	$4,439

Segment assets	$1,688,034	$4,090	$7,830	$1,699,954

	Three months ended March 31, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$14,311	$—	$3	$14,314
Interest expense	820	—	—	820
Net interest income	13,491	—	3	13,494
Provision for loan losses	1,040	—	—	1,040
Net interest income after provision for loan losses	12,451	—	3	12,454
Other non-interest income	2,605	2,109	133	4,847
Other non-interest expenses	11,444	1,305	296	13,045
Income (loss) before income tax expense (benefit)	3,612	804	(160)	4,256
Income tax expense (benefit)	1,048	305	(76)	1,277
Segment net income (loss)	$2,564	$499	$(84)	$2,979

Segment assets	$1,729,057	$4,270	$2,773	$1,736,100

NOTE 13    STOCK COMPENSATION

Board of Directors' Stock Compensation

Pursuant to the Corporation's Directors' Compensation Plan, members of the Board of Directors receive common shares of the Corporation equal in value to the amount of fees individually earned during the previous year for service as a director.  The common shares are distributed to the Corporation's individual board members from treasury shares of the Corporation on or about January 15 following the calendar year of service.

Additionally, the Chief Executive Officer of the Corporation, who does not receive cash compensation as a member of the Board of Directors, is awarded common shares equal in value to the average of those awarded to board members not employed by the Corporation who have served for 12 months during the prior year.

During January 2018 and 2017, 6,015 and 7,880 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $85 thousand and $79 thousand related to this compensation was recognized during the three-month periods ended March 31, 2018 and 2017, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended March 31, 2018 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2018	25,522	$38.01
Granted	—	—
Vested	(1,589)	30.75
Forfeited or cancelled	—	—
Nonvested at March 31, 2018	23,933	$38.12

As of March 31, 2018, there was $792 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.46 years.  The total fair value of shares vested was $73 thousand and $16 thousand for the three month periods ended March 31, 2018 and 2017, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Form 10-Q for the three months ended March 31, 2018 and 2017.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2017 Annual Report on Form 10-K, which was filed with the SEC on March 8, 2018, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and in Part I, Item 1A, Risk Factors, on pages 17–24 of the Corporation’s 2017 Form 10-K.  For a discussion of use of non-GAAP financial measures, see pages 64–67 of the Corporation's 2017 Form 10-K or pages 59-61 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot promise that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2017 Annual Report on Form 10-K.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Financial Highlights

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except per share data)	2018	2017	2017	2017	2017
RESULTS OF OPERATIONS
Interest income	$15,669	$15,560	$15,497	$14,684	$14,314
Interest expense	769	780	734	734	820
Net interest income	14,900	14,780	14,763	13,950	13,494
Provision for loan losses	709	6,272	1,289	421	1,040
Net interest income after provision for loan losses	14,191	8,508	13,474	13,529	12,454
Non-interest income	5,475	5,456	5,166	5,022	4,847
Non-interest expense	14,166	13,111	13,276	14,332	13,045
Income before income tax expense	5,500	853	5,364	4,219	4,256
Income tax expense	1,061	3,012	1,710	1,263	1,277
Net income (loss)	$4,439	$(2,159)	$3,654	$2,956	$2,979

Basic and diluted earnings per share	$0.92	$(0.45)	$0.76	$0.62	$0.62
Average basic and diluted shares outstanding	4,822	4,809	4,802	4,797	4,790

PERFORMANCE RATIOS - Annualized
Return on average assets	1.06%	(0.50)%	0.85%	0.69%	0.71%
Return on average equity	11.96%	(5.53)%	9.46%	7.90%	8.24%
Return on average tangible equity (a)	14.21%	(6.55)%	11.24%	9.43%	9.90%
Efficiency ratio (a) (b)	68.21%	63.43%	64.83%	69.28%	69.25%
Non-interest expense to average assets	3.37%	3.01%	3.09%	3.34%	3.12%
Loans to deposits	86.94%	89.40%	83.85%	82.14%	79.93%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.34%	4.26%	4.34%	4.18%	4.19%
Yield on investments	2.22%	2.15%	2.16%	2.01%	2.00%
Yield on interest-earning assets	3.94%	3.82%	3.86%	3.65%	3.66%
Cost of interest-bearing deposits	0.20%	0.20%	0.20%	0.20%	0.20%
Cost of borrowings	2.23%	2.42%	2.95%	2.82%	3.04%
Cost of interest-bearing liabilities	0.29%	0.28%	0.27%	0.26%	0.30%
Interest rate spread	3.65%	3.54%	3.59%	3.39%	3.36%
Net interest margin, fully taxable equivalent	3.75%	3.63%	3.68%	3.47%	3.45%

CAPITAL
Total equity to total assets at end of period	8.84%	8.77%	8.91%	8.84%	8.54%
Tangible equity to tangible assets at end of period (a)	7.55%	7.48%	7.62%	7.53%	7.23%

Book value per share	$31.16	$31.10	$32.11	$31.67	$30.93
Tangible book value per share (a)	26.24	26.14	27.09	26.60	25.81
Period-end market value per share	46.47	48.10	47.10	40.88	39.50
Dividends declared per share	0.26	0.26	0.26	0.26	0.26

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,315,207	$1,291,414	$1,259,919	$1,237,189	$1,215,445
Earning assets	1,623,748	1,639,257	1,615,833	1,634,955	1,605,460
Total assets	1,703,047	1,727,616	1,707,111	1,723,664	1,694,199
Deposits	1,488,708	1,516,390	1,512,685	1,532,819	1,495,724
Total equity	150,495	154,767	153,244	150,155	146,642
Tangible equity (a)	126,665	130,759	129,024	125,720	121,988

ASSET QUALITY
Net charge-offs	$480	$805	$699	$277	$333
Non-performing loans (d)	17,280	17,324	14,028	15,208	12,914

Non-performing assets (e)	19,113	19,264	14,216	15,545	13,251
Allowance for loan losses	21,390	21,161	15,694	15,104	14,960

Annualized net charge-offs to average loans	0.15%	0.25%	0.22%	0.09%	0.11%
Non-performing loans to total loans	1.31%	1.32%	1.09%	1.21%	1.05%
Non-performing assets to total assets	1.12%	1.13%	0.82%	0.90%	0.76%
Allowance for loan losses to total loans	1.62%	1.61%	1.22%	1.21%	1.21%
Allowance for loan losses to non-performing loans	123.78%	122.15%	111.88%	99.32%	115.84%

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 59-61 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2018	2017	Change	Percentage Change
Net interest income	$14,900	$13,494	$1,406	10.4%
Non-interest income	5,475	4,847	628	13.0%
Non-interest expense	14,166	13,045	1,121	8.6%
Pre-provision income	6,209	5,296	913	17.2%
Provision for loan losses	709	1,040	(331)	(31.8)%
Income tax expense	1,061	1,277	(216)	(16.9)%
Net income	$4,439	$2,979	$1,460	49.0%

Basic and diluted earnings per share	$0.92	$0.62	$0.30	48.4%

Selected financial ratios:
Return on average assets	1.06%	0.71%
Return on average equity	11.96%	8.24%
Net interest margin, fully taxable equivalent	3.75%	3.45%
Efficiency ratio	68.21%	69.25%
Non-interest expenses to average assets	3.37%	3.12%

Net income for the first quarter of 2018 was $4.4 million, or $0.92 per share, compared with $3.0 million, or $0.62 per share, for the same period in the prior year.  Return on average equity for the quarter was 11.96%, compared with 8.24% for the prior year quarter.  The increase in net income was driven by increases in net interest income and non-interest income and decreases in the provision for loan losses and income tax expense, partially offset by an increase in non-interest expense.

Net interest income
Net interest income increased $1.4 million, or 10.4%, compared with the same period in the prior year. The increase was due primarily to increases in interest income from the commercial loan portfolio and tax exempt securities and decreases in interest expense on deposits and securities sold under agreements to repurchase, offset by a decrease in interest income from taxable securities and an increase in interest expense on borrowed funds.

Non-interest income
Non-interest income increased $0.6 million, or 13.0%, compared with the same period in the prior year.  The increase was due primarily to increases in WMG fee income and other non-interest income.

Non-interest expenses
Non-interest expenses increased $1.1 million, or 8.6%, compared with the same period in the prior year.  The increase was due primarily to an increase in salaries and wages, data processing expenses, professional services, marketing and advertising, and other real estate owned expenses. For the three months ended March 31, 2018, non-interest expense to average assets was 3.37%, compared with 3.12% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $0.3 million, or 31.8%, compared to the same period in the prior year.  The decrease was due primarily to a decline in specific impairments and slower growth in the loan portfolio, compared to the same period in the prior year. Net charge-offs increased $0.1 million, compared with the same period in the prior year.

Income tax expense
Income tax expense decreased $0.2 million, or 16.9%, compared to the same period in the prior year. The decrease was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Cuts and Jobs Act of 2017. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation’s state income tax. Partially offsetting these tax benefits was higher income before income tax expense for the first quarter of 2018, when compared to the same period in the prior year.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2018 and 2017. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 58 of this Form 10-Q and page 60 of the Corporation’s 2017 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2018	2017	Change	Percentage Change
Interest and dividend income	$15,669	$14,314	$1,355	9.5%
Interest expense	769	820	(51)	(6.2)%
Net interest income	$14,900	$13,494	$1,406	10.4%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended March 31, 2018 totaled $14.9 million compared with $13.5 million for the same period in the prior year, an increase of $1.4 million, or 10.4%.  Fully taxable equivalent net interest margin was 3.75% for the three months ended March 31, 2018 compared with 3.45% for the same period in the prior year.  The increase in net interest income was due primarily to an increase of $18.3 million in average interest-earning assets, mostly due to an increase in the average balance of commercial loans.  The average yield on interest-earning assets increased 28 basis points, while the average cost of interest-bearing liabilities decreased one basis point in the first quarter of 2018, compared to the same period in the prior year. The increase in the average yield on interest-earning assets can be mostly attributed to a 25 basis points increase in the average yield on commercial loans, due to an increase in PRIME and LIBOR, along with a $0.3 million increase in prepayment penalties during the first quarter of 2018, compared to the same period in the prior year. Additionally, the average yield on investments increased 22 basis points due to the increase in the average yield on interest-earning deposits, compared to the same period in the prior year. The decline in the average cost of interest-bearing liabilities can be mostly attributed to an 81 basis points decline in the average cost of borrowings due to the maturity of one $10.0 million repurchase agreement (4.54% rate) in March 2017, one $4.0 million FHLB advance (3.90% rate) in October 2017, and one $2.0 million FHLB term advance (3.05%) in January 2018.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2018 and 2017.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Commercial loans	$844,674	$9,431	4.53%	$761,216	$8,030	4.28%
Mortgage loans	194,917	1,811	3.77%	198,373	1,887	3.86%
Consumer loans	275,616	2,845	4.19%	255,856	2,642	4.19%
Taxable securities	250,015	1,291	2.09%	272,580	1,424	2.12%
Tax-exempt securities	54,624	379	2.81%	44,757	345	3.13%
Interest-earning deposits	3,902	22	2.29%	72,678	155	0.86%
Total interest-earning assets	1,623,748	15,779	3.94%	1,605,460	14,483	3.66%

Non-earning assets:
Cash and due from banks	27,252			25,885
Premises and equipment, net	26,545			28,655
Other assets	53,753			53,954
Allowance for loan losses	(21,253)			(14,349)
AFS valuation allowance	(6,998)			(5,406)
Total assets	$1,703,047			$1,694,199

Interest-bearing liabilities:
Interest-bearing demand deposits	$151,511	$35	0.09%	$152,954	$36	0.10%
Savings and insured money market deposits	769,997	374	0.20%	783,330	375	0.19%
Time deposits	117,120	92	0.32%	141,250	127	0.36%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	48,720	268	2.23%	37,666	282	3.04%
Total interest-bearing liabilities	1,087,348	769	0.29%	1,115,200	820	0.30%

Non-interest-bearing liabilities:
Demand deposits	450,080			418,190
Other liabilities	15,124			14,167
Total liabilities	1,552,552			1,547,557
Shareholders' equity	150,495			146,642
Total liabilities and shareholders’ equity	$1,703,047			$1,694,199
Fully taxable equivalent net interest income		15,010			13,663
Net interest rate spread (1)			3.65%			3.36%
Net interest margin, fully taxable equivalent (2)			3.75%			3.45%
Taxable equivalent adjustment		(110)			(169)
Net interest income		$14,900			$13,494
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2018 and 2017.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2018 vs. 2017
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,401	$914	$487
Mortgage loans	(76)	(33)	(43)
Consumer loans	203	203	—
Taxable investment securities	(133)	(114)	(19)
Tax-exempt investment securities	34	71	(37)
Interest-earning deposits	(133)	(234)	101
Total interest and dividend income, fully taxable equivalent	1,296	807	489

Interest expense on:
Interest-bearing demand deposits	(1)	—	(1)
Savings and insured money market deposits	(1)	(9)	8
Time deposits	(35)	(21)	(14)
FHLBNY advances, securities sold under agreements to repurchase and other debt	(14)	71	(85)
Total interest expense	(51)	41	(92)
Net interest income, fully taxable equivalent	$1,347	$766	$581

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for both the first quarter of 2018 and 2017 were $0.7 million and $1.0 million, respectively. The decrease in the provision for loan losses for the three months ended March 31, 2018, compared to the same period in the prior year, can be attributed to a decline in specific impairments and slower growth in the loan portfolio compared to the same period in the prior year.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2018	2017	Change	Percentage Change
WMG fee income	$2,316	$2,109	$207	9.8%
Service charges on deposit accounts	1,164	1,184	(20)	(1.7)%
Interchange revenue from debit card transactions	1,035	920	115	12.5%
Net gains on sales of loans held for sale	46	69	(23)	(33.3)%
Net gains (losses) on sales of other real estate owned	44	17	27	158.8%
Income from bank owned life insurance	16	17	(1)	(5.9)%
CFS fee and commission income	110	139	(29)	(20.9)%
Other	744	392	352	89.8%
Total non-interest income	$5,475	$4,847	$628	13.0%

Total non-interest income for the first quarter of 2018 increased $0.6 million compared with the same period in the prior year.  The increase was mostly due to increases in WMG fee income and other non-interest income.

WMG fee income
WMG fee income increased compared to the same period in the prior year due to an increase in assets under management or administration. The market value of total assets under management or administration in WMG was $1.957 billion at March 31, 2018, including $361.6 million of assets under management or administration for the Corporation, compared to $1.803 billion at March 31, 2017, including $327.5 million of assets under management or administration for the Corporation, an increase of $153.9 million, or 8.5%.

Other
Other non-interest income increased compared to the same period in the prior year due to a $0.4 million New York State sales tax refund received during the first quarter of 2018.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2018	2017	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,714	$5,275	$439	8.3%
Pension and other employee benefits	1,658	1,551	107	6.9%
Total compensation expense	7,372	6,826	546	8.0%

Non-compensation expense:
Other components of net periodic pension and postretirement benefits	(408)	(333)	(75)	N/M
Net occupancy expense	1,608	1,606	2	0.1%
Furniture and equipment expense	658	682	(24)	(3.5)%
Data processing expense	1,742	1,604	138	8.6%
Professional services	540	300	240	80.0%
Amortization of intangible assets	194	226	(32)	(14.2)%
Marketing and advertising expense	349	249	100	40.2%
Other real estate owned expense	138	19	119	626.3%
FDIC insurance	317	325	(8)	(2.5)%
Loan expense	169	116	53	45.7%
Other	1,487	1,425	62	4.4%
Total non-compensation expense	6,794	6,219	575	9.2%
Total non-interest expense	$14,166	$13,045	$1,121	8.6%

Total non-interest expense for the first quarter of 2018 increased $1.1 million compared with the same period in the prior year.  The increase was due to increases in compensation expense and non-compensation expense.

Compensation expense
Compensation expense increased compared to the same period in the prior year due to increases in salaries and wages and pension and other employee benefits. The increase in salaries and wages can be attributed to an increase in the number of employees, compared to the same period in the prior year, and annual merit increases. The Bank opened one denovo branch in Schenectady, New York in January 2018. The increase in pension and other employee benefits can be mostly attributed to higher employer payroll taxes, due to the increase in salaries and wages, and healthcare and other postretirement costs.

Non-compensation expense
Non-compensation expense increased in the first quarter of 2018 compared to the same period in the prior year due primarily to increases in data processing, professional services, marketing and advertising expenses, and other real estate owned expenses. The increase in data processing can be attributed to the timing of projects. The increase in professional services can be mostly attributed to consulting costs associated with the New York State sales tax refund noted above within other non-interest income. The increase in marketing and advertising can be attributed to the timing of projects. The increase in other real estate owned expenses can be attributed to additional OREO properties, compared to the same period in the prior year.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2018	2017	Change	Percentage Change
Income before income tax expense	$5,500	$4,256	$1,244	29.2%
Income tax expense	1,061	1,277	(216)	(16.9)%
Effective tax rate	19.3%	30.0%

The decrease in the effective tax rate was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Cuts and Jobs Act of 2017. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation’s state income tax. Partially offsetting these tax benefits was higher income before income tax expense for first quarter of 2018, when compared to the same period in the prior year.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	March 31, 2018	December 31, 2017	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$31,004	$30,729	$275	0.9%
Total investment securities	285,721	302,656	(16,935)	(5.6)%

Loans, net of deferred loan fees	1,319,911	1,311,824	8,087	0.6%
Allowance for loan losses	(21,390)	(21,161)	(229)	1.1%
Loans, net	1,298,521	1,290,663	7,858	0.6%

Goodwill and other intangible assets, net	23,715	23,909	(194)	(0.8)%
Other assets	60,993	59,663	1,330	2.2%
Total assets	$1,699,954	$1,707,620	$(7,666)	(0.4)%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,518,200	$1,467,446	$50,754	3.5%
FHLBNY advances and other debt	14,464	74,217	(59,753)	(80.5)%
Other liabilities	17,028	16,144	884	5.5%
Total liabilities	1,549,692	1,557,807	(8,115)	(0.5)%

Total shareholders’ equity	150,262	149,813	449	0.3%
Total liabilities and shareholders’ equity	$1,699,954	$1,707,620	$(7,666)	(0.4)%

Investment securities
The decrease in investment securities can be mostly attributed to pay-downs, maturities, and an increase in unrealized losses.

Loans, net
The increase in total loans can be attributed to increases of $3.3 million in commercial mortgages, $1.5 million in commercial and agriculture loans, $0.2 million in residential mortgages, and $3.9 million in indirect consumer loans, partially offset by a decrease of $0.7 million in other consumer loans.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to the fair market value adjustment to interest rate swaps of $0.9 million at March 31, 2018.

Deposits
The increase in deposits can be attributed to increases of $60.3 million in money market accounts and $4.0 million in savings deposits, offset by decreases of $7.3 million in non-interest-bearing demand deposits, $4.3 million in interest-bearing demand deposits, and $1.9 million in time deposits. The increase in money market accounts can be attributed to the seasonal inflow of deposits from existing municipal clients.

FHLBNY advances and other debt
The decrease in FHLBNY advances and other debt can be mostly attributed to the pay-down of FHLB overnight advances due to the increase in deposits.

Other liabilities
The increase in other liabilities can be mostly attributed to the fair market value adjustment to interest rate swaps of $0.9 million at March 31, 2018.

Shareholders’ equity
The increase in shareholders’ equity was primarily due to earnings of $4.4 million, a $0.4 million increase in additional paid in capital, a reduction of $0.3 million in treasury stock, offset by an increase of $3.5 million in accumulated other comprehensive loss, mostly attributable to the decrease in the fair market value of the securities portfolio, and $1.2 million in dividends declared during the first quarter of 2018.

Assets under management or administration
The market value of total assets under management or administration in our WMG was $1.957 billion at March 31, 2018, including $361.6 million of assets held under management or administration for the Corporation, compared with $1.952 billion at December 31, 2017, including $346.8 million of assets held under management or administration for the Corporation, an increase of $5.0 million, or 0.3%.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	March 31, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$15,490	$15,451	5.5%	$15,492	$15,491	5.3%
Mortgage-backed securities, residential and collateralized mortgage obligations	216,489	207,819	74.5%	224,939	219,909	75.0%
Obligations of states and political subdivisions	52,177	51,617	18.5%	52,928	53,132	18.1%
Other securities	4,123	4,097	1.5%	4,588	4,559	1.6%
Total	$288,279	$278,984	100.0%	$297,947	$293,091	100.0%

The available for sale segment of the securities portfolio totaled $279.0 million at March 31, 2018, a decrease of $14.1 million, or 4.8%, from $293.1 million at December 31, 2017.  The decrease can be mostly attributed to pay-downs, maturities, and an increase in unrealized losses.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $3.6 million at March 31, 2018, a decrease of $0.1 million, or 3.7%, from $3.8 million at December 31, 2017.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2017 to March 31, 2018 (in thousands):

LOANS
	March 31, 2018	December 31, 2017	Dollar Change	Percentage Change
Commercial and agricultural	$200,476	$199,007	$1,469	0.7%
Commercial mortgages	647,599	644,330	3,269	0.5%
Residential mortgages	194,600	194,440	160	0.1%
Indirect consumer loans	156,958	153,060	3,898	2.5%
Other consumer loans	120,278	120,987	(709)	(0.6)%
Total loans, net of deferred loan fees	$1,319,911	$1,311,824	$8,087	0.6%

Portfolio loans totaled $1.320 billion at March 31, 2018, an increase of $8.1 million, or 0.6%, from $1.312 billion at December 31, 2017.  The increase in loans can be attributed to increases of $1.5 million in commercial and agricultural loans, $3.3 million in commercial mortgages, $0.2 million in residential mortgages, and $3.9 million in indirect consumer loans, offset by a decrease of $0.7 million in other consumer loans. The growth in commercial and agriculture and commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region.

Residential mortgage loans totaled $194.6 million at March 31, 2018, an increase of $0.2 million, or 0.1%, from December 31, 2017.  In addition, during the three months ended March 31, 2018, $2.1 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.2 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Chemung Canal Trust Company*	$629,006	$630,732	$636,836	$683,137	$724,099
Capital Bank Division	690,905	681,092	563,454	485,496	397,475
Total loans	$1,319,911	$1,311,824	$1,200,290	$1,168,633	$1,121,574
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At March 31, 2018 and December 31, 2017, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 45.5% and 48.1% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2018 and December 31, 2017.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	March 31, 2018	December 31, 2017
Non-accrual loans	$11,419	$11,389
Non-accrual troubled debt restructurings	5,861	5,935
Total non-performing loans	17,280	17,324
Other real estate owned	1,833	1,940
Total non-performing assets	$19,113	$19,264

Ratio of non-performing loans to total loans	1.31%	1.32%
Ratio of non-performing assets to total assets	1.12%	1.13%
Ratio of allowance for loan losses to non-performing loans	123.78%	122.14%

Accruing loans past due 90 days or more (1)	$28	$29
Accruing troubled debt restructurings (1)	1,471	1,728
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $17.3 million at March 31, 2018, or 1.31% of total loans, compared with $17.3 million at December 31, 2017, or 1.32% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $19.1 million, or 1.12% of total assets, at March 31, 2018, compared with $19.3 million, or 1.13% of total assets, at December 31, 2017.

Not included in non-performing loan totals are $0.8 million of acquired loans that the Corporation has identified as PCI loans as of December 31, 2017.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements. There were no PCI loans as of March 31, 2018.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $28 thousand at March 31, 2018, a decrease of $1 thousand from December 31, 2017.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of March 31, 2018 and 2017, the Corporation had $5.9 million of non-accrual TDRs.  As of March 31, 2018, the Corporation had $1.5 million of accruing TDRs compared with $1.7 million as of December 31, 2017.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at March 31, 2018 totaled $13.8 million, including TDRs of $7.3 million, compared to $14.1 million at December 31, 2017, including TDRs of $7.7 million.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to a decrease in impaired commercial and industrial loans.  Included in the recorded investment of impaired loans at March 31, 2018, are loans totaling $7.8 million for which impairment allowances of $5.7 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2017, the impaired loan total included $8.1 million of loans for which specific impairment allowances of $5.9 million were allocated to the allowance for loan losses.

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

The allowance for loan losses was $21.4 million at March 31, 2018, up from $21.2 million at December 31, 2017.  The ratio of allowance for loan losses to total loans was 1.62% at March 31, 2018, up from 1.61% at December 31, 2017.  Net charge-offs for the three months ended March 31, 2018 and 2017 were $0.5 million and $0.3 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the three months ended March 31, 2018 and 2017 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$21,161	$14,253

Charge-offs:
Commercial and agricultural	19	5
Commercial mortgages	—	—
Residential mortgages	94	12
Consumer loans	458	427
Total charge-offs	571	444

Recoveries:
Commercial and agricultural	9	24
Commercial mortgages	1	1
Residential mortgages	5	17
Consumer loans	76	69
Total recoveries	91	111

Net charge-offs	480	333
Provision for loan losses	709	1,040
Balance at end of period	$21,390	$14,960

Ratio of net charge-offs to average loans outstanding	0.15%	0.11%
Ratio of allowance for loan losses to total loans outstanding	1.62%	1.21%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2017 to March 31, 2018 (in thousands):

DEPOSITS
	March 31, 2018	December 31, 2017	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$460,271	$467,610	$(7,339)	(1.6)%
Interest-bearing demand deposits	144,707	149,026	(4,319)	(2.9)%
Insured money market accounts	574,075	513,782	60,293	11.7%
Savings deposits	222,700	218,666	4,034	1.8%
Time deposits	116,447	118,362	(1,915)	(1.6)%
Total	$1,518,200	$1,467,446	$50,754	3.5%

Deposits totaled $1.518 billion at March 31, 2018 compared with $1.467 billion at December 31, 2017, an increase of $50.8 million, or 3.5%. The increase was attributable to increases of $60.3 million in money market accounts and $4.0 million in savings deposits, offset by decreases of $7.3 million in non-interest bearing demand deposits, $4.3 million in interest-bearing demand deposits, and $1.9 million in time deposits. The increase in money market accounts can be attributed to the seasonal inflow of deposits from existing municipal clients.  At March 31, 2018, demand deposit and money market accounts comprised 77.7% of total deposits compared with 77.0% at December 31, 2017.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Chemung Canal Trust Company*	$1,326,707	$1,264,883	$1,249,870	$1,219,282	$1,119,377
Capital Bank Division	191,493	202,563	206,473	181,013	160,637
Total loans	$1,518,200	$1,467,446	$1,456,343	$1,400,295	$1,280,014
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of March 31, 2018 and December 31, 2017. Deposits obtained through the CDARS and ICS programs were $219.1 million and $187.7 million as of March 31, 2018 and December 31, 2017, respectively.  The increase in CDARS and ICS deposits was due to the seasonal inflow of current municipal client balances.

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

Borrowings

Borrowings decreased $59.7 million from $74.2 million at December 31, 2017 to $14.5 million at March 31, 2018, mostly attributed to a decline of $57.7 million in FHLB overnight advances, due to the increase in deposits.

Shareholders’ Equity

Shareholders’ equity was $150.3 million at March 31, 2018 compared with $149.8 million at December 31, 2017.  The increase was primarily due to earnings of $4.4 million, a $0.4 million increase in additional paid in capital, a reduction of $0.3 million in treasury stock, offset by an increase of $3.5 million in accumulated other comprehensive loss, mostly attributable to the decrease in the fair market value of the securities portfolio, and $1.2 million in dividends declared during the three months ended March 31, 2018.  The total shareholders’ equity to total assets ratio was 8.84% at March 31, 2018 compared with 8.77% at December 31, 2017.  The tangible equity to tangible assets ratio was 7.55% at March 31, 2018 compared with 7.48% at December 31, 2017.  Book value per share increased to $31.16 at March 31, 2018 from $31.10 at December 31, 2017.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of March 31, 2018, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $130.6 million and $73.5 million at March 31, 2018 and December 31, 2017, respectively.  The Corporation also had a total of $38.0 million of unsecured lines of credit with five different financial institutions, all of which was available at March 31, 2018 and at December 31, 2017.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$6,980	$6,504
Net cash (used in) provided by investing activities	3,401	(29,411)
Net cash (used in) provided by financing activities	(10,106)	74,430
Net increase in cash and cash equivalents	$275	$51,523

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first three months of 2018 and 2017 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash provided by investing activities during the first three months of 2018 predominantly resulted from calls, maturities, and principal collected in securities available for sale and redemption of FHLBNY stock, offset by a net increase in loans and purchases of FHLBNY stock. Cash used by investing activities during the first three months of 2017 predominantly resulted from a net increase in loans and purchases of securities, offset by sales, calls, maturities, and principal collected in securities available for sale.

Financing activities

Cash used in financing activities during the first three months of 2018 predominantly resulted from the repayment of FHLBNY overnight advances, offset by increases in deposits. Cash provided by financing activities during the first three months of 2017 predominantly resulted from a net increase in deposits, offset by the decrease in repurchase agreements.
.
Capital Resources

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%.

Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2018 and December 31, 2017, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2018, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The regulatory capital ratios as of March 31, 2018 and December 31, 2017 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios, for the periods indicated, were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$156,733	12.03%	$104,236	8.00%	$128,667	9.875%	N/A	N/A
Bank	$149,337	11.47%	$104,124	8.00%	$128,527	9.875%	$130,154	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$140,383	10.77%	$78,177	6.00%	$102,608	7.875%	N/A	N/A
Bank	$133,009	10.22%	$78,093	6.00%	$102,497	7.875%	$104,124	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$140,383	10.77%	$58,633	4.50%	$83,063	6.375%	N/A	N/A
Bank	$133,009	10.22%	$58,569	4.50%	$82,973	6.375%	$84,600	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$140,383	8.35%	$67,287	4.00%	N/A	N/A	N/A	N/A
Bank	$133,009	7.92%	$67,135	4.00%	N/A	N/A	$83,919	5.00%

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$153,020	11.82%	$103,527	8.00%	$119,703	9.250%	N/A	N/A
Bank	$146,129	11.31%	$103,390	8.00%	$119,545	9.250%	$129,238	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$136,660	10.56%	$77,645	6.00%	$93,821	7.250%	N/A	N/A
Bank	$129,881	10.05%	$77,543	6.00%	$93,697	7.250%	$103,390	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$136,660	10.56%	$58,234	4.50%	$74,410	5.750%	N/A	N/A
Bank	$129,881	10.05%	$58,157	4.50%	$74,312	5.750%	$84,004	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$136,660	8.02%	$68,200	4.00%	N/A	N/A	N/A	N/A
Bank	$129,881	7.63%	$68,045	4.00%	N/A	N/A	$85,057	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table below.  At March 31, 2018, the Bank could, without prior approval, declare dividends of approximately $10.0 million.

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$14,900	$14,780	$14,763	$13,950	$13,494
Fully taxable equivalent adjustment	110	206	220	192	169
Fully taxable equivalent net interest income (non-GAAP)	$15,010	$14,986	$14,983	$14,142	$13,663

Non-interest income (GAAP)	$5,475	$5,456	$5,166	$5,022	$4,847
Less: net (gains) losses on security transactions	—	(97)	—	(12)	—
Adjusted non-interest income (non-GAAP)	$5,475	$5,359	$5,166	$5,010	$4,847

Non-interest expense (GAAP)	$14,166	$13,111	$13,276	$14,332	$13,045
Less: amortization of intangible assets	(194)	(207)	(214)	(213)	(226)
Less: legal reserve	—	—	—	(850)	—
Adjusted non-interest expense (non-GAAP)	$13,972	$12,904	$13,062	$13,269	$12,819

Average interest-earning assets (GAAP)	$1,623,748	$1,639,257	$1,615,833	$1,634,955	$1,605,460

Net interest margin - fully taxable equivalent (non-GAAP)	3.75%	3.63%	3.68%	3.47%	3.45%
Efficiency ratio (non-GAAP)	68.21%	63.43%	64.83%	69.28%	69.25%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$150,262	$149,813	$154,277	$151,962	$148,257
Less: intangible assets	(23,715)	(23,909)	(24,116)	(24,330)	(24,543)
Tangible equity (non-GAAP)	$126,547	$125,904	$130,161	$127,632	$123,714

Total assets (GAAP)	$1,699,954	$1,707,620	$1,731,682	$1,718,572	$1,736,100
Less: intangible assets	(23,715)	(23,909)	(24,116)	(24,330)	(24,543)
Tangible assets (non-GAAP)	$1,676,239	$1,683,711	$1,707,566	$1,694,242	$1,711,557

Total equity to total assets at end of period (GAAP)	8.84%	8.77%	8.91%	8.84%	8.54%
Book value per share (GAAP)	$31.16	$31.10	$32.11	$31.67	$30.93

Tangible equity to tangible assets at end of period (non-GAAP)	7.55%	7.48%	7.62%	7.53%	7.23%
Tangible book value per share (non-GAAP)	$26.24	$26.14	$27.09	$26.60	$25.81

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

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2018	2017	2017	2017	2017
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$150,495	$154,767	$153,244	$150,155	$146,642
Less: average intangible assets	(23,830)	(24,008)	(24,220)	(24,435)	(24,654)
Average tangible equity (non-GAAP)	$126,665	$130,759	$129,024	$125,720	$121,988

Return on average equity (GAAP)	11.96%	(5.53)%	9.46%	7.90%	8.24%
Return on average tangible equity (non-GAAP)	14.21%	(6.55)%	11.24%	9.43%	9.90%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
NON-GAAP NET INCOME
Reported net income (GAAP)	$4,439	$(2,159)	$3,654	$2,956	$2,979
Net (gains) losses on security transactions (net of tax)	—	(60)	—	(8)	—
Legal reserve (net of tax)	—	—	—	528	—
Revaluation of net deferred tax asset	—	2,927	—	—	—
Non- GAAP net income	$4,439	$708	$3,654	$3,476	$2,979

Average basic and diluted shares outstanding	4,822	4,809	4,802	4,797	4,790

Reported basic and diluted earnings per share (GAAP)	$0.92	$(0.45)	$0.76	$0.62	$0.62
Reported return on average assets (GAAP)	1.06%	(0.50)%	0.85%	0.69%	0.71%
Reported return on average equity (GAAP)	11.96%	(5.53)%	9.46%	7.90%	8.24%

Non-GAAP basic and diluted earnings per share	$0.92	$0.15	$0.76	$0.72	$0.62
Non-GAAP return on average assets	1.06%	0.16%	0.85%	0.81%	0.71%
Non-GAAP return on average equity	11.96%	1.81%	9.46%	9.29%	8.24%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At March 31, 2018, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 11.39% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 3.34%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline at this time, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 5.67% and an immediate 300-basis point increase would positively impact the next 12 months net interest income by 4.91%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value.  At March 31, 2018, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 13.35% and an immediate 200-basis point increase in interest rates would positively impact the market value by 4.94%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 5.98% and an immediate 300-basis point increase in interest rates would positively impact the market value by 6.95%.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2018.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 8, 2018.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/18-1/31/18	—	$—	—	121,906
2/1/18-2/28/18	—	—	—	121,906
3/1/18-3/31/18	—	—	—	121,906
Quarter ended 3/31/18	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended March 31, 2018, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 2, 2018	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 2, 2018	By: /s/ Karl F. Krebs
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