Form 10-Q
period 2018-06-30
CHEMUNG FINANCIAL CORP
filed 2018-08-01
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2018

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
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on July 31, 2018 was 4,803,888.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

ALCO	Asset-Liability Committee
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
ICS	Insured Cash Sweep Service
IFRS	International Financial Reporting Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
ROA	Return on average assets
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
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

Regulatory Relief Act
The Regulatory Relief Act was enacted on May 22, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements.  In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.

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
Tax Act
The Tax Act was enacted on December 22, 2017 and amended the Internal Revenue Code of 1986. The legislation reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, with some related business deductions and credits being either reduced or eliminated.

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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from financial institutions	$30,837	$27,966
Interest-earning deposits in other financial institutions	3,978	2,763
Total cash and cash equivalents	34,815	30,729

Equity investments, at estimated fair value	2,112	2,337
Securities available for sale, at estimated fair value	265,157	293,091
Securities held to maturity, estimated fair value of $3,790 at June 30, 2018 and $3,776 at December 31, 2017	3,806	3,781
FHLBNY and FRBNY Stock, at cost	5,816	5,784

Loans, net of deferred loan fees	1,334,444	1,311,824
Allowance for loan losses	(19,645)	(21,161)
Loans, net	1,314,799	1,290,663

Loans held for sale	684	542
Premises and equipment, net	26,049	26,657
Goodwill	21,824	21,824
Other intangible assets, net	1,709	2,085
Bank-owned life insurance	3,014	2,982
Accrued interest receivable and other assets	30,381	27,145

Total assets	$1,710,166	$1,707,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$462,233	$467,610
Interest-bearing	1,016,676	999,836
Total deposits	1,478,909	1,467,446

FHLBNY overnight advances	58,950	57,700
Securities sold under agreements to repurchase	—	10,000
FHLBNY term advances	—	2,000
Long term capital lease obligation	4,411	4,517
Dividends payable	1,249	1,232
Accrued interest payable and other liabilities	14,867	14,912
Total liabilities	1,558,386	1,557,807

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2018 and December 31, 2017	53	53
Additional paid-in capital	45,873	45,967
Retained earnings	132,973	128,453
Treasury stock, at cost; 507,471 shares at June 30, 2018 and 559,094 shares at December 31, 2017	(12,998)	(14,320)
Accumulated other comprehensive loss	(14,121)	(10,340)
Total shareholders' equity	151,780	149,813

Total liabilities and shareholders' equity	$1,710,166	$1,707,620

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$14,300	$12,817	$28,350	$25,316
Taxable securities	1,264	1,398	2,553	2,820
Tax exempt securities	295	276	603	514
Interest-earning deposits	10	193	32	348
Total interest and dividend income	15,869	14,684	31,538	28,998
Interest expense:
Deposits	608	549	1,109	1,087
Securities sold under agreements to repurchase	44	95	137	288
Borrowed funds	200	90	375	179
Total interest expense	852	734	1,621	1,554
Net interest income	15,017	13,950	29,917	27,444
Provision for loan losses	2,362	421	3,071	1,461
Net interest income after provision for loan losses	12,655	13,529	26,846	25,983

Non-interest income:
WMG fee income	2,373	2,269	4,689	4,378
Service charges on deposit accounts	1,144	1,225	2,308	2,409
Interchange revenue from debit card transactions	996	964	2,031	1,884
Net gains (losses) on security transactions	—	12	—	12
Net gains on sales of loans held for sale	59	53	105	122
Net gains (losses) on sales of other real estate owned	(48)	(9)	(4)	8
Income from bank-owned life insurance	17	18	33	35
Other	784	490	1,638	1,021
Total non-interest income	5,325	5,022	10,800	9,869

Non-interest expenses:
Salaries and wages	5,564	5,422	11,278	10,697
Pension and other employee benefits	1,518	1,540	3,176	3,091
Other components of net periodic pension and postretirement benefits	(408)	(333)	(816)	(666)
Net occupancy expenses	1,643	1,702	3,251	3,308
Furniture and equipment expenses	702	781	1,360	1,462
Data processing expense	1,764	1,587	3,506	3,191
Professional services	508	417	1,048	717
Legal accruals and settlements	989	850	989	850
Amortization of intangible assets	182	213	376	439
Marketing and advertising expenses	255	118	604	367
Other real estate owned expenses	100	11	238	31
FDIC insurance	301	309	618	634
Loan expense	184	166	353	282
Other	1,665	1,549	3,152	2,974
Total non-interest expenses	14,967	14,332	29,133	27,377
Income before income tax expense	3,013	4,219	8,513	8,475
Income tax expense	486	1,263	1,547	2,540
Net income	$2,527	$2,956	6,966	$5,935

Weighted average shares outstanding	4,828	4,797	4,825	4,793
Basic and diluted earnings per share	$0.52	$0.62	$1.44	$1.24

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$2,527	$2,956	$6,966	$5,935
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(400)	2,854	(4,839)	6,020
Reclassification adjustment for gains realized in net income	—	(12)	—	(12)
Net unrealized gains (losses)	(400)	2,842	(4,839)	6,008
Tax effect	(101)	1,078	(1,233)	2,267
Net of tax amount	(299)	1,764	(3,606)	3,741

Change in funded status of defined benefit pension plan and other benefit plans:
Net gain (loss) arising during the period	—	—	—	—
Reclassification adjustment for amortization of prior service costs	(55)	(55)	(110)	(110)
Reclassification adjustment for amortization of net actuarial loss	73	88	146	176
Total before tax effect	18	33	36	66
Tax effect	4	13	9	25
Net of tax amount	14	20	27	41

Total other comprehensive income (loss)	(285)	1,784	(3,579)	3,782

Comprehensive income	$2,242	$4,740	$3,387	$9,717

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2017	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
Net income	—	—	5,935	—	—	5,935
Other comprehensive income	—	—	—	—	3,782	3,782
Restricted stock awards	—	107	—	—	—	107
Restricted stock units for directors' deferred compensation plan	—	49	—	—	—	49
Cash dividends declared ($0.52 per share)	—	—	(2,461)	—	—	(2,461)
Distribution of 7,880 shares of treasury stock for directors' compensation	—	68	—	201	—	269
Distribution of 5,861 shares of treasury stock for employee compensation	—	50	—	150	—	200
Distribution of 2,438 shares of treasury stock for deferred directors’ compensation	—	(51)	—	62	—	11
Sale of 8,788 shares of treasury stock (a)	—	97	—	225	—	322
Forfeiture of 1,139 shares of restricted stock awards	—	43	—	(43)	—	—
Balances at June 30, 2017	$53	$45,966	$127,585	$(14,670)	$(6,972)	$151,962

Balances at December 31, 2017, as reported	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813
Cumulative effect of accounting change (b)	—	—	40	—	(202)	(162)
Balances at January 1, 2018, as adjusted	53	45,967	128,493	(14,320)	(10,542)	149,651
Net income	—	—	6,966	—	—	6,966
Other comprehensive loss	—	—	—	—	(3,579)	(3,579)
Restricted stock awards	—	232	—	—	—	232
Restricted stock units for directors' deferred compensation plan	—	47	—	—	—	47
Cash dividends declared ($0.52 per share)	—	—	(2,486)	—	—	(2,486)
Distribution of 6,015 shares of treasury stock for directors' compensation	—	147	—	154	—	301
Distribution of 1,784 shares of treasury stock for employee compensation	—	44	—	45	—	89
Distribution of 36,681 shares of treasury stock for deferred directors’ compensation	—	(722)	—	940	—	218
Sale of 7,143 shares of treasury stock (a)	—	158	—	183	—	341
Balances at June 30, 2018	$53	$45,873	$132,973	$(12,998)	$(14,121)	$151,780
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 2016-01. See "Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net income	$6,966	$5,935
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	376	439
Provision for loan losses	3,071	1,461
Net losses on disposal of fixed assets	10	31
Depreciation and amortization of fixed assets	1,816	1,946
Amortization of premiums on securities, net	608	736
Gains on sales of loans held for sale, net	(105)	(122)
Proceeds from sales of loans held for sale	5,308	6,204
Loans originated and held for sale	(5,345)	(6,056)
Net gains on equity investments	(36)	(64)
Net gains on securities transactions	—	(12)
Net (gains) losses on sales of other real estate owned	4	(8)
Purchase of equity investments	(50)	(39)
Expense related to restricted stock units for directors' deferred compensation plan	47	49
Expense related to employee stock compensation	89	200
Expense related to employee restricted stock awards	232	107
Income from bank-owned life insurance	(33)	(35)
Increase in other assets and accrued interest receivable	(4,197)	(132)
Decrease in accrued interest payable	(33)	(47)
Increase (decrease) in other liabilities	1,825	(1,594)
Net cash provided by operating activities	10,553	8,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	820	1,075
Proceeds from maturities and principal collected on securities available for sale	21,666	24,624
Proceeds from maturities and principal collected on securities held to maturity	585	1,544
Purchases of securities available for sale	—	(41,306)
Purchases of securities held to maturity	(610)	(1,767)
Purchase of FHLBNY and FRBNY stock	(17,123)	(173)
Redemption of FHLBNY and FRBNY stock	17,091	450
Purchases of premises and equipment	(1,218)	(890)
Proceeds from sales of other real estate owned	1,295	176
Net increase in loans	(27,451)	(53,083)
Net cash used in investing activities	(4,945)	(69,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(16,269)	79,997
Net increase (decrease) in time deposits	27,732	(11,303)
Net decrease in securities sold under agreements to repurchase	(10,000)	(15,669)
Net increase in FHLBNY overnight advances	1,250	—
Repayments of FHLBNY long term advances	(2,000)	(55)
Payments made on capital leases	(106)	(102)
Sale of treasury stock	341	322
Cash dividends paid	(2,470)	(2,455)
Net cash (used in) provided by financing activities	(1,522)	50,735
Net increase (decrease) in cash and cash equivalents	4,086	(9,616)
Cash and cash equivalents, beginning of period	30,729	74,162
Cash and cash equivalents, end of period	$34,815	$64,546
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2018	2017
Cash paid (received) for:
Interest	$1,654	$1,601
Income taxes	$1,355	$4,050
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$244	$116
Dividends declared, not yet paid	$1,249	$1,231
Distribution of treasury stock for directors' compensation	$301	$269
Distribution of treasury stock for deferred directors' compensation	$218	$11

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unconsolidated financial statements should be read in conjunction with the Corporation's 2017 Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, though early adoption is permitted. The Corporation intends to adopt the new lease guidance as of January 1, 2019 and is currently evaluating the impact that adoption of these updates will have on its consolidated financial statements. Currently, the Corporation believes the implementation of this ASU will create a right of use asset of less than $15.0 million for the Corporation's 16 leased facilities and a related capital obligation of the same amount as of January 1, 2019.

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

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,828 and 4,797 weighted average shares outstanding for the three-month periods ended June 30, 2018 and 2017, respectively. Earnings per share were computed by dividing net income by 4,825 and 4,793 weighted average shares outstanding for the six- month periods ended June 30, 2018 and 2017, respectively. There were no common stock equivalents during the three and six-month periods ended June 30, 2018 or 2017.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,489	$11	$50	$15,450
Mortgage-backed securities, residential	207,708	69	9,137	198,640
Obligations of states and political subdivisions	47,574	37	582	47,029
Corporate bonds and notes	249	1	—	250
SBA loan pools	3,832	—	44	3,788
Total	$274,852	$118	$9,813	$265,157

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,492	$20	$21	$15,491
Mortgage-backed securities, residential	224,939	136	5,166	219,909
Obligations of states and political subdivisions	52,928	355	151	53,132
Corporate bonds and notes	249	2	—	251
SBA loan pools	4,339	1	32	4,308
Total	$297,947	$514	$5,370	$293,091

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,481	$—	$—	$1,481
Time deposits with other financial institutions	2,325	—	16	2,309
Total	$3,806	$—	$16	$3,790

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,946	$—	$—	$1,946
Time deposits with other financial institutions	1,835	—	5	1,830
Total	$3,781	$—	$5	$3,776

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2018
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$16,875	$16,873	$884	$882
After one, but within five years	19,459	19,347	2,689	2,675
After five, but within ten years	26,495	26,053	233	233
After ten years	483	456	—	—
	63,312	62,729	3,806	3,790
Mortgage-backed securities, residential	207,708	198,640	—	—
SBA loan pools	3,832	3,788	—	—
Total	$274,852	$265,157	$3,806	$3,790

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended June 30, 2018 and 2017 are listed below (in thousands):

	2018	2017
Proceeds	$—	$540
Gross gains	—	12
Tax expense	—	4

The proceeds from sales and calls of securities resulting in gains or losses for the six months ended June 30, 2018 and 2017 are listed below (in thousands):

	2018	2017
Proceeds	$—	$540
Gross gains	—	12
Tax expense	—	4

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2018 and December 31, 2017 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$14,948	$50	$—	$—	$14,948	$50
Mortgage-backed securities, residential	65,746	2,193	130,586	6,944	196,332	9,137
Obligations of states and political subdivisions	36,819	488	1,709	94	38,528	582
SBA loan pools	243	1	3,545	43	3,788	44
Total temporarily impaired securities	$117,756	$2,732	$135,840	$7,081	$253,596	$9,813

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$14,982	$21	$—	$—	$14,982	$21
Mortgage-backed securities, residential	83,562	1,013	131,165	4,153	214,727	5,166
Obligations of states and political subdivisions	20,526	133	271	18	20,797	151
SBA loan pools	3,937	32	—	—	3,937	32
Total temporarily impaired securities	$123,007	$1,199	$131,436	$4,171	$254,443	$5,370

Other-Than-Temporary Impairment

As of June 30, 2018, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At June 30, 2018, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Commercial and agricultural:
Commercial and industrial	$193,092	$198,463
Agricultural	424	544
Commercial mortgages:
Construction	45,543	45,558
Commercial mortgages, other	621,150	598,772
Residential mortgages	193,423	194,440
Consumer loans:
Credit cards	1,367	1,517
Home equity lines and loans	99,052	100,591
Indirect consumer loans	162,813	153,060
Direct consumer loans	17,580	18,879
Total loans, net of deferred origination fees and costs	$1,334,444	$1,311,824
Interest receivable on loans	3,666	3,758
Total recorded investment in loans	$1,338,110	$1,315,582

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$7,003	$8,640	$1,407	$4,340	$21,390
Charge-offs	(3,624)	(145)	(71)	(463)	(4,303)
Recoveries	11	1	—	184	196
Net recoveries (charge-offs)	(3,613)	(144)	(71)	(279)	(4,107)
Provision	1,579	244	109	430	2,362
Ending balance	$4,969	$8,740	$1,445	$4,491	$19,645

	Three Months Ended June 30, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,650	$7,749	$1,512	$4,049	$14,960
Charge-offs	(2)	—	(48)	(397)	(447)
Recoveries	36	2	13	119	170
Net recoveries (charge-offs)	34	2	(35)	(278)	(277)
Provision	199	27	40	155	421
Ending balance	$1,883	$7,778	$1,517	$3,926	$15,104

	Six Months Ended June 30, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$6,976	$8,514	$1,316	$4,355	$21,161
Charge-offs:	(3,644)	(145)	(165)	(921)	(4,875)
Recoveries:	21	2	5	260	288
Net recoveries (charge-offs)	(3,623)	(143)	(160)	(661)	(4,587)
Provision	1,616	369	289	797	3,071
Ending balance	$4,969	$8,740	$1,445	$4,491	$19,645

	Six Months Ended June 30, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,589	$7,270	$1,523	$3,871	$14,253
Charge-offs:	(7)	—	(60)	(825)	(892)
Recoveries:	61	3	30	188	282
Net recoveries (charge-offs)	54	3	(30)	(637)	(610)
Provision	240	505	24	692	1,461
Ending balance	$1,883	$7,778	$1,517	$3,926	$15,104

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,285	$453	$—	$—	$1,738
Collectively evaluated for impairment	3,684	8,287	1,445	4,491	17,907
Total ending allowance balance	$4,969	$8,740	$1,445	$4,491	$19,645

	December 31, 2017
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,135	$802	$—	$—	$5,937
Collectively evaluated for impairment	1,841	7,683	1,316	4,355	15,195
Loans acquired with deteriorated credit quality	—	29	—	—	29
Total ending allowance balance	$6,976	$8,514	$1,316	$4,355	$21,161

	June 30, 2018
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,017	$6,847	$417	$61	$9,342
Loans collectively evaluated for impairment	192,040	661,711	193,514	281,503	1,328,768
Total ending loans balance	$194,057	$668,558	$193,931	$281,564	$1,338,110

	December 31, 2017
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,133	$7,302	$427	$64	$13,926
Loans collectively evaluated for impairment	193,443	638,080	194,510	274,831	1,300,864
Loans acquired with deteriorated credit quality	—	792	—	—	792
Total ending loans balance	$199,576	$646,174	$194,937	$274,895	$1,315,582

The following table presents loans individually evaluated for impairment recognized by class of loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$643	$647	$—	$861	$867	$—
Commercial mortgages:
Construction	336	338	—	364	365	—
Commercial mortgages, other	4,366	4,370	—	4,135	4,138	—
Residential mortgages	439	417	—	450	427	—
Consumer loans:
Home equity lines and loans	60	61	—	64	64	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,370	1,370	1,285	5,231	5,266	5,135
Commercial mortgages:
Commercial mortgages, other	2,173	2,139	453	2,989	2,799	802
Total	$9,387	$9,342	$1,738	$14,094	$13,926	$5,937

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$710	$7	$626	$8	$762	$15	$649	$17
Commercial mortgages:
Construction	345	3	1,555	3	352	6	1,130	6
Commercial mortgages, other	4,290	5	5,879	32	4,240	10	6,538	90
Residential mortgages	421	2	417	2	423	4	410	4
Consumer loans:
Home equity lines & loans	61	1	71	1	62	2	79	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	3,196	—	84	1	3,886	—	56	1
Commercial mortgages:
Commercial mortgages, other	2,467	1	4,461	4	2,578	3	3,723	7
Consumer loans:
Home equity lines and loans	—	—	180	—	—	—	240	—
Total	$11,490	$19	$13,273	$51	$12,303	$40	$12,825	$126
(1)Cash basis interest income approximates interest income recognized.

The following table present the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of June 30, 2018 and December 31, 2017 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commercial and agricultural:
Commercial and industrial	$1,513	$5,250	$3	$5
Commercial mortgages:
Construction	123	135	—	—
Commercial mortgages, other	6,101	6,520	—	—
Residential mortgages	2,981	3,160	—	—
Consumer loans:
Credit cards	—	—	14	24
Home equity lines and loans	1,359	1,310	—	—
Indirect consumer loans	673	935	—	—
Direct consumer loans	40	14	—	—
Total	$12,790	$17,324	$17	$29

The following tables present the aging of the recorded investment in loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$392	$—	$17	$409	$—	$193,223	$193,632
Agricultural	—	—	—	—	—	425	425
Commercial mortgages:
Construction	—	—	—	—	—	45,671	45,671
Commercial mortgages, other	992	93	3,339	4,424	—	618,463	622,887
Residential mortgages	1,117	492	1,261	2,870	—	191,061	193,931
Consumer loans:
Credit cards	11	11	14	36	—	1,332	1,368
Home equity lines and loans	359	196	787	1,342	—	97,995	99,337
Indirect consumer loans	979	218	231	1,428	—	161,778	163,206
Direct consumer loans	56	24	22	102	—	17,551	17,653
Total	$3,906	$1,034	$5,671	$10,611	$—	$1,327,499	$1,338,110

	December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,689	$999	$20	$2,708	$—	$196,322	$199,030
Agricultural	—	—	—	—	—	546	546
Commercial mortgages:
Construction	—	—	—	—	—	45,688	45,688
Commercial mortgages, other	2,399	115	748	3,262	792	596,432	600,486
Residential mortgages	1,399	939	1,474	3,812	—	191,125	194,937
Consumer loans:
Credit cards	17	9	24	50	—	1,466	1,516
Home equity lines and loans	265	31	983	1,279	—	99,599	100,878
Indirect consumer loans	1,822	484	581	2,887	—	150,645	153,532
Direct consumer loans	48	28	2	78	—	18,891	18,969
Total	$7,639	$2,605	$3,832	$14,076	$792	$1,300,714	$1,315,582

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

As of June 30, 2018 and December 31, 2017, the Corporation has a recorded investment in TDRs of $7.1 million and $7.7 million, respectively.  There were specific reserves of $0.5 million and $0.7 million allocated for TDRs at June 30, 2018 and December 31, 2017, respectively.  As of June 30, 2018, TDRs totaling $1.4 million were accruing interest under the modified terms and $5.7 million were on non-accrual status.  As of December 31, 2017, TDRs totaling $1.7 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  The Corporation had committed no additional amounts as of both June 30, 2018 and December 31, 2017, to customers with outstanding loans that are classified as TDRs.

There were no loans modified as TDRs during the three month period ended June 30, 2018 while the terms of certain loans were modified as TDRs during the three month period ended June 30, 2017. The modification of the terms of two commercial & industrial term loans and one commercial line of credit during the three months ended June 30, 2017 included consolidating the loans into one commercial & industrial loan, extending the maturity date by approximately two years and lowering the monthly payment. An additional piece of equipment was taken as collateral but was not considered to be of greater value than the concessions given. The modification of the terms of a residential mortgage loan during the three months ended June 30, 2017 included an extension of the maturity date by approximately five years and a postponement of the scheduled amortized past due payments to the end of the loan.

During the six months ended June 30, 2018 and 2017, the terms of certain loans were modified as TDRs. The modification of the terms of one commercial & industrial term loan during the six months ended June 30, 2018 included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. In addition to the modifications noted above, the modification of the terms of one commercial mortgage loan during the six months ended June 30, 2017 included a reduction of the scheduled amortized payments of the loan for greater than a three month period.

The following table presents loans by class modified as TDRs that occurred during the three month period ended June 30, 2017 (dollars in thousands):

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

The following tables presents loans by class modified as TDRs that occurred during the six months ended June 30, 2018 and 2017 (dollars in thousands):

June 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$100	$100
Total	1	$100	$100

June 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	3	$171	$171
Commercial mortgages:
Commercial mortgages	1	$166	$166
Residential mortgages	1	105	105
Total	5	$442	$442

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2018. The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in no charge-offs during the six months ended June 30, 2017.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and six month periods ended June 30, 2018 and 2017.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of June 30, 2018 and December 31, 2017, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	June 30, 2018
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$179,814	$9,843	$2,619	$1,356	$—	$193,632
Agricultural	—	425	—	—	—	—	425
Commercial mortgages:
Construction	—	45,548	—	123	—	—	45,671
Commercial mortgages	—	598,395	10,639	12,526	1,327	—	622,887
Residential mortgages	190,776	—	—	3,155	—	—	193,931
Consumer loans:
Credit cards	1,368	—	—	—	—	—	1,368
Home equity lines and loans	97,978	—	—	1,359	—	—	99,337
Indirect consumer loans	162,533	—	—	673	—	—	163,206
Direct consumer loans	17,613	—	—	40	—	—	17,653
Total	$470,268	$824,182	$20,482	$20,495	$2,683	$—	$1,338,110

	December 31, 2017
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,556	$4,447	$6,605	$1,422	$—	$199,030
Agricultural	—	546	—	—	—	—	546
Commercial mortgages:
Construction	—	45,553	—	135	—	—	45,688
Commercial mortgages	—	575,321	9,665	13,331	1,377	792	600,486
Residential mortgages	191,777	—	—	3,160	—	—	194,937
Consumer loans:
Credit cards	1,516	—	—	—	—	—	1,516
Home equity lines and loans	99,568	—	—	1,310	—	—	100,878
Indirect consumer loans	152,598	—	—	934	—	—	153,532
Direct consumer loans	18,955	—	—	14	—	—	18,969
Total	$464,414	$807,976	$14,112	$25,489	$2,799	$792	$1,315,582

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$190,950	$1,368	$97,978	$162,533	$17,613
Non-Performing	2,981	—	1,359	673	40
	$193,931	$1,368	$99,337	$163,206	$17,653

	December 31, 2017
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$191,777	$1,516	$99,568	$152,598	$18,955
Non-Performing	3,160	—	1,310	934	14
	$194,937	$1,516	$100,878	$153,532	$18,969

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,450	$—	$15,450	$—
Mortgage-backed securities, residential	198,640	—	198,640	—
Obligations of states and political subdivisions	47,029	—	47,029	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	3,788	—	3,788	—
Total available for sale securities	$265,157	$—	$265,157	$—

Equity investments	$1,277	$1,277	$—	$—
Derivative assets	2,304	—	2,304	—

Financial Liabilities:
Derivative liabilities	$2,322	$—	$2,304	$18

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2018.

		Fair Value Measurement at December 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,491	$—	$15,491	$—
Mortgage-backed securities, residential	219,909	—	219,909	—
Obligations of states and political subdivisions	53,132	—	53,132	—
Corporate bonds and notes	251	—	251	—
SBA loan pools	4,308	—	4,308	—
Total available for sale securities	$293,091	$—	$293,091	$—

Equity investments	$1,192	$1,192	$—	$—
Derivative assets	974	—	974	—

Financial Liabilities:
Derivative liabilities	$1,049	$—	$974	$75

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2017.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended June 30, 2018 and June 30, 2017 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance of recurring Level 3 assets at April 1	$—	$251	$(50)	$(65)
Derivative instruments entered into	—	—	(1)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	33	(6)
Included in other comprehensive income	—	1	—	—
Balance of recurring Level 3 assets at June 30	$—	$252	$(18)	$(71)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2018 and June 30, 2017 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance of recurring Level 3 assets at January 1	$—	$250	$(75)	$(68)
Derivative instruments entered into	—	—	(1)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	58	(3)
Included in other comprehensive income	—	2	—	—
Transfers out of Level 3	—	—	—	—
Balance of recurring Level 3 assets at June 30	$—	$252	$(18)	$(71)

The following table presents information related to Level 3 recurring fair value measurements at June 30, 2018 and December 31, 2017 (in thousands):

Description	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2018
Derivative liabilities	$18	Historical trend	Credit default rate	6.76% - 6.76% [6.76%]

Description	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2017
Derivative liabilities	$75	Historical trend	Credit default rate	5.67% - 5.67% [5.67%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$12	$—	$—	$12	$—
Total impaired loans	$12	$—	$—	$12	$—
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$534	$—	$—	$534	$—
Residential mortgages	204	—	—	204	—
Consumer loans:
Home equity lines and loans	148	—	—	148	—
Total other real estate owned, net	$886	$—	$—	$886	$—

		Fair Value Measurement at December 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$96	$—	$—	$96	$(70)
Commercial mortgages:
Commercial mortgages	411	—	—	411	(105)
Total impaired loans	$507	$—	$—	$507	$(175)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,483	$—	$—	$1,483	$(43)
Residential mortgages	382	—	—	382	—
Consumer loans:
Home equity lines and loans	75	—	—	75	—
Total other real estate owned, net	$1,940	$—	$—	$1,940	$(43)

The following tables presents information related to Level 3 non-recurring fair value measurement at June 30, 2018 and December 31, 2017 (in thousands):

Description	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2018
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$12	Sales comparison	Discount to appraised value	0.00% - 0.00% [0.00%]
	$12

OREO:
Commercial mortgages:
Commercial mortgages	$534	Sales comparison	Discount to appraised value	10.00% - 22.95% [19.98%]
Residential mortgages	204	Sales comparison	Discount to appraised value	17.28% - 39.78% [20.44%]
Consumer loans:
Home equity lines and loans	148	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$886

Description	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2017
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$96	Sales comparison	Discount to appraised value	0.00% - 36.07% [33.02%]
Commercial mortgages:
Commercial mortgages	411	Sales comparison	Discount to appraised value	10.00% - 89.98% [51.35%]
	$507

OREO:
Commercial mortgages:
Commercial mortgages	$1,483	Sales comparison	Discount to appraised value	10.00% - 22.95% [19.75%]
Residential mortgages	382	Sales comparison	Discount to appraised value	17.28% - 27.97% [20.77%]
Consumer loans:
Home equity lines and loans	75	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$1,940

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2018 and December 31, 2017, are as follows (in thousands):

	June 30, 2018
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$30,837	$30,837	$—	$—	$30,837
Interest-bearing deposits in other financial institutions	3,978	3,978	—	—	3,978
Equity investments	1,277	1,277	—	—	1,277
Securities available for sale	265,157	—	265,157	—	265,157
Securities held to maturity	3,806	—	2,309	1,481	3,790
FHLBNY and FRBNY stock	5,816	—	—	—	N/A
Loans, net and loans held for sale	1,315,483	—	—	1,296,697	1,296,697
Accrued interest receivable	4,404	1	737	3,666	4,404
Derivative assets	2,304	—	2,304	—	2,304

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,332,815	$1,332,815	$—	$—	$1,332,815
Time deposits	146,094	—	146,315	—	146,315
FHLBNY overnight advances	58,950	—	58,949	—	58,949
Accrued interest payable	115	21	94	—	115
Derivative liabilities	2,322	—	2,304	18	2,322
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

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2018 and 2017 were as follows (in thousands):

	2018	2017
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2018 and December 31, 2017 (in thousands):

	At June 30, 2018		At December 31, 2017
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,395	$5,975	$5,196
Other customer relationship intangibles	5,633	4,504	5,633	4,327
Total	$11,608	$9,899	$11,608	$9,523

Aggregate amortization expense was $0.2 million for both of the three month periods ended June 30, 2018 and 2017. Aggregate amortization expense was $0.4 million for both of the six month periods ended June 30, 2018 and 2017, respectively.

The remaining estimated aggregate amortization expense at June 30, 2018 is listed below (in thousands):

Year	Estimated Expense
2018	$358
2019	609
2020	484
2021	258
2022	—
Total	$1,709

NOTE 7        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

There were no securities sold under agreements to repurchase as of June 30, 2018.

A summary of securities sold under agreements to repurchase as of December 31, 2017 is as follows (in thousands):

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$17,062	$32,329	$16,019	$28,591
Unused lines of credit	1,473	199,478	1,604	200,353
Standby letters of credit	—	14,416	—	15,022

On June 15, 2018, the Bank, through mediation, reached a resolution by way of a settlement agreement in the matter of Fane v. Chemung Canal Trust Company (the “Action”). The parties agreed to release each other from any and all liabilities, claims, counterclaims, demands, charges, complaints and causes of action, to dismiss the Action with prejudice, and the Bank agreed to pay Fane $3.3 million in connection with the settlement of the Action. As of March 31, 2018, the Corporation had a legal reserve of $2.3 million for the Action and therefore recognized an additional $1.0 million of legal expense during the second quarter of 2018.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  Except for the above matter as of June 30, 2018, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2018	$(6,924)	$(6,912)	$(13,836)
Other comprehensive income before reclassification	(299)	—	(299)
Amounts reclassified from accumulated other comprehensive income	—	14	14
Net current period other comprehensive income (loss)	(299)	14	(285)
Balance at June 30, 2018	$(7,223)	$(6,898)	$(14,121)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2017	$(2,379)	$(6,377)	$(8,756)
Other comprehensive loss before reclassification	1,772	—	1,772
Amounts reclassified from accumulated other comprehensive income	(8)	20	12
Net current period other comprehensive income	1,764	20	1,784
Balance at June 30, 2017	$(615)	$(6,357)	$(6,972)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2018	$(3,415)	$(6,925)	$(10,340)
Cumulative effect of account change	(202)	—	(202)
Balance at January 1, 2018, as adjusted	(3,617)	(6,925)	(10,542)
Other comprehensive income before reclassification	(3,606)	—	(3,606)
Amounts reclassified from accumulated other comprehensive income	—	27	27
Net current period other comprehensive income (loss)	(3,606)	27	(3,579)
Balance at June 30, 2018	$(7,223)	$(6,898)	$(14,121)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2017	$(4,356)	$(6,398)	$(10,754)
Other comprehensive income before reclassification	3,749	—	3,749
Amounts reclassified from accumulated other comprehensive income	(8)	41	33
Net current period other comprehensive income	3,741	41	3,782
Balance at June 30, 2017	$(615)	$(6,357)	$(6,972)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2018	2017
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(12)	Net gains (losses) on securities transactions
Tax effect	—	4	Income tax expense
Net of tax	—	(8)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	73	88	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(13)	Income tax expense
Net of tax	14	20
Total reclassification for the period, net of tax	$14	$12
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2018	2017
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(12)	Net gains (losses) on securities transactions
Tax effect	—	4	Income tax expense
Net of tax	—	(8)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(110)	(110)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	146	176	Other components of net periodic pension and postretirement benefits
Tax effect	(9)	(25)	Income tax expense
Net of tax	27	41
Total reclassification for the period, net of tax	$27	$33
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Corporation's non-interest income by revenue stream and reportable segment for the three and six months ended June 30, 2018 and 2017 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$939	$—	$—	$939
Other	205	—	—	205
Interchange revenue from debit card transactions	996	—	—	996
WMG fee income	—	2,373	—	2,373
CFS fee and commission income	—	—	135	135
Net gains (losses) on sales of OREO	(48)	—	—	(48)
Net gains on sales of loans(a)	59	—	—	59
Loan servicing fees(a)	22	—	—	22
Other(a)	649	—	(5)	644
Total non-interest income (loss)	$2,822	$2,373	$130	$5,325

	Three Months Ended June 30, 2017 (b)
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$971	$—	$—	$971
Other	254	—	—	254
Interchange revenue from debit card transactions	964	—	—	964
WMG fee income	—	2,269	—	2,269
CFS fee and commission income	—	—	174	174
Net gains (losses) on sales of OREO	(9)	—	—	(9)
Net gains on sales of loans(a)	53	—	—	53
Loan servicing fees(a)	21	—	—	21
Net gains (losses) on sales of securities(a)	12	—	—	12
Other(a)	368	—	(55)	313
Total non-interest income	$2,634	$2,269	$119	$5,022
(a) Not within scope of ASC 606.
(b) The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
(c) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

A description of the Corporation's revenue streams accounted for under ASC 606 follows:

	Six Months Ended June 30, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,904	$—	$—	$1,904
Other	404	—	—	404
Interchange revenue from debit card transactions	2,031	—	—	2,031
WMG fee income	—	4,689	—	4,689
CFS fee and commission income	—	—	245	245
Net gains (losses) on sales of OREO	(4)	—	—	(4)
Net gains on sales of loans(a)	105	—	—	105
Loan servicing fees(a)	45	—	—	45
Other(a)	1,520	—	(139)	1,381
Total non-interest income (loss)	$6,005	$4,689	$106	$10,800

	Six Months Ended June 30, 2017 (b)
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,950	$—	$—	$1,950
Other	459	—	—	459
Interchange revenue from debit card transactions	1,884	—	—	1,884
WMG fee income	—	4,378	—	4,378
CFS fee and commission income	—	—	312	312
Net gains on sales of OREO	8	—	—	8
Net gains on sales of loans(a)	122	—	—	122
Loan servicing fees(a)	41	—	—	41
Net gains (losses) on sales of securities(a)	12	—	—	12
Other(a)	763	—	(60)	703
Total non-interest income	$5,239	$4,378	$252	$9,869
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	384	403	769	806
Expected return on plan assets	(826)	(785)	(1,652)	(1,570)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	44	58	87	116
Net periodic pension benefit	$(398)	$(324)	$(796)	$(648)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	12	12	24	24
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	2	1	4	2
Net periodic supplemental pension cost	$14	$13	$28	$26

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	7	8
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(55)	(110)	(110)
Amortization of unrecognized net loss	27	29	55	58
Net periodic postretirement, medical and life benefit	$(24)	$(22)	$(48)	$(44)

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

	Three months ended June 30, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$15,861	$—	$8	$15,869
Interest expense	852	—	—	852
Net interest income	15,009	—	8	15,017
Provision for loan losses	2,362	—	—	2,362
Net interest income after provision for loan losses	12,647	—	8	12,655
Other non-interest income	2,822	2,373	130	5,325
Legal accruals and settlements	989	—	—	989
Other non-interest expenses	12,014	1,629	335	13,978
Income (loss) before income tax expense (benefit)	2,466	744	(197)	3,013
Income tax expense (benefit)	342	190	(46)	486
Segment net income (loss)	$2,124	$554	$(151)	$2,527

	Three months ended June 30, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$14,680	$—	$4	$14,684
Interest expense	734	—	—	734
Net interest income	13,946	—	4	13,950
Provision for loan losses	421	—	—	421
Net interest income after provision for loan losses	13,525	—	4	13,529
Other non-interest income	2,634	2,269	119	5,022
Legal accruals and settlements	850	—	—	850
Other non-interest expenses	11,700	1,467	315	13,482
Income (loss) before income tax expense (benefit)	3,609	802	(192)	4,219
Income tax expense (benefit)	1,018	304	(59)	1,263
Segment net income (loss)	$2,591	$498	$(133)	$2,956

	Six months ended June 30, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$31,523	$—	$15	$31,538
Interest expense	1,621	—	—	1,621
Net interest income	29,902	—	15	29,917
Provision for loan losses	3,071	—	—	3,071
Net interest income after provision for loan losses	26,831	—	15	26,846
Other non-interest income	6,005	4,689	106	10,800
Other non-interest expenses	24,429	3,107	608	28,144
Income (loss) before income tax expense (benefit)	7,418	1,582	(487)	8,513
Income tax expense (benefit)	1,236	403	(92)	1,547
Segment net income (loss)	$6,182	$1,179	$(395)	$6,966

Segment assets	$1,694,891	$3,844	$11,431	$1,710,166

	Six months ended June 30, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$28,991	$—	$7	$28,998
Interest expense	1,554	—	—	1,554
Net interest income	27,437	—	7	27,444
Provision for loan losses	1,461	—	—	1,461
Net interest income after provision for loan losses	25,976	—	7	25,983
Other non-interest income	5,239	4,378	252	9,869
Legal accruals and settlements	850	—	—	850
Other non-interest expenses	23,144	2,772	611	26,527
Income (loss) before income tax expense (benefit)	7,221	1,606	(352)	8,475
Income tax expense (benefit)	2,066	609	(135)	2,540
Segment net income (loss)	$5,155	$997	$(217)	$5,935

Segment assets	$1,706,266	$4,863	$7,443	$1,718,572

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

During January 2018 and 2017, 6,015 and 7,880 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $100 thousand and $75 thousand related to this compensation was recognized during the three month periods ended June 30, 2018 and 2017, respectively. An expense of $184 thousand and $154 thousand related to this compensation was recognized during the six month periods ended June 30, 2018 and 2017, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended June 30, 2018 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2018	23,933	$38.12
Granted	—	—
Vested	(849)	44.84
Forfeited or cancelled	—	—
Nonvested at June 30, 2018	23,084	$37.88

A summary of restricted stock activity for the six month period ended June 30, 2018 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2018	25,522	$38.01
Granted	—	—
Vested	(2,438)	39.28
Forfeited or cancelled	—	—
Nonvested at June 30, 2018	23,084	$37.88

As of June 30, 2018, there was $838 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.26 years.  The total fair value of shares vested was $112 thousand and $16 thousand for the six month periods ended June 30, 2018 and 2017, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 and 2017.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2017 Annual Report on Form 10-K, which was filed with the SEC on March 8, 2018, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and in Part I, Item 1A, Risk Factors, on pages 17–24 of the Corporation’s 2017 Form 10-K.  For a discussion of use of non-GAAP financial measures, see pages 64–67 of the Corporation's 2017 Form 10-K or pages 70-73 in this Form 10-Q.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2018	2018	2017	2017	2017	2018	2017
RESULTS OF OPERATIONS
Interest income	$15,869	$15,669	$15,560	$15,497	$14,684	$31,538	$28,998
Interest expense	852	769	780	734	734	1,621	1,554
Net interest income	15,017	14,900	14,780	14,763	13,950	29,917	27,444
Provision for loan losses	2,362	709	6,272	1,289	421	3,071	1,461
Net interest income after provision for loan losses	12,655	14,191	8,508	13,474	13,529	26,846	25,983
Non-interest income	5,325	5,475	5,456	5,166	5,022	10,800	9,869
Non-interest expense	14,967	14,166	13,111	13,276	14,332	29,133	27,377
Income before income tax expense	3,013	5,500	853	5,364	4,219	8,513	8,475
Income tax expense	486	1,061	3,012	1,710	1,263	1,547	2,540
Net income (loss)	$2,527	$4,439	$(2,159)	$3,654	$2,956	$6,966	$5,935

Basic and diluted earnings per share	$0.52	$0.92	$(0.45)	$0.76	$0.62	$1.44	$1.24
Average basic and diluted shares outstanding	4,828	4,822	4,809	4,802	4,797	4,825	4,793

PERFORMANCE RATIOS - Annualized
Return on average assets	0.59%	1.06%	(0.50)%	0.85%	0.69%	0.82%	0.70%
Return on average equity	6.70%	11.96%	(5.53)%	9.46%	7.90%	9.31%	8.06%
Return on average tangible equity (a)	7.94%	14.21%	(6.55)%	11.24%	9.43%	11.05%	9.66%
Efficiency ratio (a) (b)	67.47%	68.21%	63.43%	64.83%	69.28%	67.84%	69.27%
Non-interest expense to average assets	3.52%	3.37%	3.01%	3.09%	3.34%	3.45%	3.23%
Loans to deposits	90.23%	86.94%	89.40%	83.85%	82.14%	90.23%	82.14%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.33%	4.34%	4.26%	4.34%	4.18%	4.34%	4.18%
Yield on investments	2.21%	2.22%	2.15%	2.16%	2.01%	2.22%	2.01%
Yield on interest-earning assets	3.94%	3.94%	3.82%	3.86%	3.65%	3.94%	3.65%
Cost of interest-bearing deposits	0.24%	0.20%	0.20%	0.20%	0.20%	0.22%	0.20%
Cost of borrowings	2.41%	2.23%	2.42%	2.95%	2.82%	2.31%	2.94%
Cost of interest-bearing liabilities	0.32%	0.29%	0.28%	0.27%	0.26%	0.30%	0.28%
Interest rate spread	3.62%	3.65%	3.54%	3.59%	3.39%	3.64%	3.37%
Net interest margin, fully taxable equivalent	3.73%	3.75%	3.63%	3.68%	3.47%	3.74%	3.46%

CAPITAL
Total equity to total assets at end of period	8.88%	8.84%	8.77%	8.91%	8.84%	8.88%	8.84%
Tangible equity to tangible assets at end of period (a)	7.60%	7.55%	7.48%	7.62%	7.53%	7.60%	7.53%

Book value per share	$31.42	$31.16	$31.10	$32.11	$31.67	$31.42	$31.67
Tangible book value per share (a)	26.55	26.24	26.14	27.09	26.60	26.55	26.60
Period-end market value per share	50.11	46.47	48.10	47.10	40.88	50.11	40.88
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.52	0.52

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,328,386	$1,315,207	$1,291,414	$1,259,919	$1,237,189	$1,321,834	$1,226,377
Earning assets	1,625,591	1,623,748	1,639,257	1,615,833	1,634,955	1,624,676	1,620,290
Total assets	1,703,722	1,703,047	1,727,616	1,707,111	1,723,664	1,703,386	1,709,014
Deposits	1,495,410	1,488,708	1,516,390	1,512,685	1,532,819	1,492,076	1,514,374
Total equity	151,216	150,495	154,767	153,244	150,155	150,857	148,408
Tangible equity (a)	127,591	126,665	130,759	129,024	125,720	127,130	123,864

ASSET QUALITY
Net charge-offs	$4,107	$480	$805	$699	$277	$4,587	$610

Non-performing loans (d)	12,790	17,280	17,324	14,028	15,208	12,790	15,208
Non-performing assets (e)	13,676	19,113	19,264	14,216	15,545	13,676	15,545
Allowance for loan losses	19,645	21,390	21,161	15,694	15,104	19,645	15,104

Annualized net charge-offs to average loans	1.24%	0.15%	0.25%	0.22%	0.10%	0.70%	0.10%
Non-performing loans to total loans	0.96%	1.31%	1.32%	1.09%	1.21%	0.96%	1.21%
Non-performing assets to total assets	0.80%	1.12%	1.13%	0.82%	0.90%	0.80%	0.90%
Allowance for loan losses to total loans	1.47%	1.62%	1.61%	1.22%	1.21%	1.47%	1.21%
Allowance for loan losses to non-performing loans	153.60%	123.78%	122.15%	111.88%	99.32%	153.60%	99.32%

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,
	2018	2017	Change	Percentage Change
Net interest income	$15,017	$13,950	$1,067	7.6%
Non-interest income	5,325	5,022	303	6.0%
Non-interest expense	14,967	14,332	635	4.4%
Pre-provision income	5,375	4,640	735	15.8%
Provision for loan losses	2,362	421	1,941	461.0%
Income tax expense	486	1,263	(777)	(61.5)%
Net income	$2,527	$2,956	$(429)	(14.5)%

Basic and diluted earnings per share	$0.52	$0.62	$(0.10)	(16.1)%

Selected financial ratios:
Return on average assets	0.59%	0.69%
Return on average equity	6.70%	7.90%
Net interest margin, fully taxable equivalent	3.73%	3.47%
Efficiency ratio	67.47%	69.28%
Non-interest expenses to average assets	3.52%	3.34%

Net income for the second quarter of 2018 was $2.5 million, or $0.52 per share, compared with $3.0 million, or $0.62 per share, for the same period in the prior year.  Return on average equity for the quarter was 6.70%, compared with 7.90% for the prior year quarter.  The decrease in net income was driven by increases in non-interest expense and provision for loan losses, partially offset by increases in net interest income and non-interest income and a decrease in income tax expense.

Net interest income
Net interest income increased $1.1 million, or 7.6%, compared with the same period in the prior year. The increase was due primarily to increases in interest income from the commercial and indirect consumer loan portfolios and a decrease in interest expense on securities sold under agreements to repurchase, partially offset by decreases in interest income from taxable securities and interest-earning deposits and an increase in interest expense on deposits and borrowed funds.

Non-interest income
Non-interest income increased $0.3 million, or 6.0%, compared with the same period in the prior year.  The increase was due primarily to increases in WMG fee income and other non-interest income.

Non-interest expense
Non-interest expense increased $0.6 million, or 4.4%, compared with the same period in the prior year.  The increase was due primarily to increases in salaries and wages, data processing expenses, legal accruals and settlements, marketing and advertising expenses, other real estate owned expenses, and other non-interest expenses. For the three months ended June 30, 2018, non-interest expense to average assets was 3.52%, compared with 3.34% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $1.9 million, or 461.0%, compared to the same period in the prior year.  The increase was due primarily to an increase in the historical loss factor of the commercial and industrial loan portfolio, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018, compared to the same period in the prior year. Net charge-offs increased $3.8 million, compared with the same period in the prior year, mostly due to the previously mentioned charge-off of multiple loans to one borrower.

Income tax expense
Income tax expense decreased $0.8 million, or 61.5%, compared to the same period in the prior year. The decrease was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Act. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation’s state income tax. Finally, the Corporation recognized a $1.2 million decline in income before income tax expense for the quarter, when compared to the same period in the prior year.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Six Months Ended June 30,
	2018	2017	Change	Percentage Change
Net interest income	$29,917	$27,444	$2,473	9.0%
Non-interest income	10,800	9,869	931	9.4%
Non-interest expense	29,133	27,377	1,756	6.4%
Pre-provision income	11,584	9,936	1,648	16.6%
Provision for loan losses	3,071	1,461	1,610	110.2%
Income tax expense	1,547	2,540	(993)	(39.1)%
Net income	$6,966	$5,935	$1,031	17.4%

Basic and diluted earnings per share	$1.44	$1.24	$0.20	16.1%

Selected financial ratios:
Return on average assets	0.82%	0.70%
Return on average equity	9.31%	8.06%
Net interest margin, fully taxable equivalent	3.74%	3.46%
Efficiency ratio	67.84%	69.27%
Non-interest expense to average assets	3.45%	3.23%

Net income for the six months ended June 30, 2018 was $7.0 million, or $1.44 per share, compared with $5.9 million, or $1.24 per share, for the same period in the prior year.  Return on average equity for the six months ended June 30, 2018 was 9.31%, compared with 8.06% for the same period in the prior year.  The increase in net income from the prior year period was driven by increases in net interest income and non-interest income and a reduction in income tax expense, partially offset by increases in non-interest expense and provision for loan losses.

Net interest income
Net interest income increased $2.5 million, or 9.0%, compared with the same period in the prior year. The increase was due primarily to increases in interest income from the commercial and indirect consumer loan portfolios and tax exempt securities and a decrease in interest expense on securities sold under agreements to repurchase, partially offset by decreases in interest income from taxable securities and interest-earning deposits and an increase in interest expense on deposits and borrowed funds.

Non-interest income
Non-interest income increased $0.9 million, or 9.4%, compared to the same period in the prior year.  The increase was due primarily to increases in WMG fee income, interchange revenue from debit card transactions, and other non-interest income.

Non-interest expense
Non-interest expense increased $1.8 million, or 6.4%, compared to the same period in the prior year.  The increase was due primarily to increases in salaries and wages, data processing expenses, professional services, marketing and advertising expenses, other real estate owned expenses, and other non-interest expenses, partially offset by decreases in furniture and equipment expenses and an increased credit in other components of net periodic pension benefits. For the six months ended June 30, 2018, non-interest expense to average assets was 3.45%, compared with 3.23% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $1.6 million, or 110.2%, compared to the same period in the prior year.  The increase was due primarily to an increase in the historical loss factor of the commercial and industrial loan portfolio, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the first six months of 2018, compared to the same period in the prior year. Net charge-offs increased $4.0 million, compared with the same period in the prior year, mostly due to the previously mentioned charge-off of multiple loans to one borrower.

Income tax expense
Income tax expensed decreased $1.0 million, or 39.1%, compared to the same period in the prior year. The decrease was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Act. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation’s state income tax.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2018 and 2017. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 70 of this Form 10-Q and page 60 of the Corporation’s 2017 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2018	2017	Change	Percentage Change
Interest and dividend income	$15,869	$14,684	$1,185	8.1%
Interest expense	852	734	118	16.1%
Net interest income	$15,017	$13,950	$1,067	7.6%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2018 totaled $15.0 million compared with $14.0 million for the same period in the prior year, an increase of $1.1 million, or 7.6%.  Interest and fees from loans increased $1.5 million, while interest from investments, including interest-earning deposits, decreased $0.3 million in the second quarter of 2018 as compared to the same period in the prior year. Interest expense on deposits and borrowed funds both increased $0.1 million, while interest expense on securities sold under agreements to repurchase decreased $0.1 million in the second quarter of 2018 when compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.73% for the three months ended June 30, 2018 compared with 3.47% for the same period in the prior year.  Average interest-earning assets decreased $9.4 million in the second quarter of 2018, compared to the same period in the prior year due primarily to a decrease in the average balances of interest-earning deposits and taxable securities. The average yield on interest-earning assets increased 29 basis points, while the average cost of interest-bearing liabilities increased six basis points in the second quarter of 2018, compared to the same period in the prior year. The increase in the average yield on interest-earning assets can be mostly attributed to a 23 basis points increase in the average yield on commercial loans, due to an increase in PRIME and LIBOR, and a $75.9 million increase in the average balance of commercial loans, compared to the same period in the prior year. The increase in the average cost of interest-bearing liabilities can be attributed to a 14 basis points increase in the average cost of time deposits and a $14.2 million increase in the average balance of FHLB advances and repos, offset by a 41 basis points decline in the average cost of FHLB advances and repos due to the maturity of one $4.0 million FHLB advance (3.90% rate) in October 2017, one $2.0 million FHLB term advance (3.05%) in January 2018, and one $10.0 million repurchase agreement (3.72% rate) in May 2018.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2018	2017	Change	Percentage Change
Interest and dividend income	$31,538	$28,998	$2,540	8.8%
Interest expense	1,621	1,554	67	4.3%
Net interest income	$29,917	$27,444	$2,473	9.0%

Net interest income for the six months ended June 30, 2018 totaled $29.9 million compared with $27.4 million for the same period in the prior year, an increase of $2.5 million, or 9.0%.  Interest and fees from loans increased $3.0 million, while interest from investments, including interest-earning deposits, decreased $0.5 million for the six months ended June 30, 2018 as compared to the same period in the prior year. Interest expense on borrowed funds increased $0.2 million, while interest expense on securities sold under agreements to repurchase decreased $0.2 million for the six months ended June 30, 2018 as compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.74% for the six months ended June 30, 2018 compared with 3.46% for the same period in the prior year.  Average interest-earning assets increased $4.4 million for the six months ended June 30, 2018 as compared to the same period in the prior year due primarily to an increase in the average balance of commercial and consumer loans and tax-exempt securities. The average yield on interest-earning assets increased 29 basis points, while the average cost of interest-bearing liabilities increased two basis points for the six months ended June 30, 2018 as compared to the same period in the prior year. The increase in the average yield on interest-earning assets can be mostly attributed to a 24 basis points increase in the average yield on commercial loans, due to an increase in PRIME and LIBOR, and a $79.7 million increase in the average balance of commercial loans, compared to the same period in the prior year. The increase in the average cost of interest-bearing liabilities can be attributed to a two basis points increase in the average cost of savings and money market accounts, a five basis points increase in the average cost of time deposits and a $12.6 million increase in the average balance of FHLB advances and repos, offset by a 63 basis points decline in the average cost of FHLB advances and repos due to the maturity of one $4.0 million FHLB term advance (3.90% rate) in October 2017, one $3.0 million FHLB term advance (2.91% rate) in December 2017, one $2.0 million FHLB term advance (3.05% rate) in January 2018, and one $10.0 million repurchase agreement (3.72% rate) in May 2018.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2018 and 2017.  For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Commercial loans	$855,121	$9,663	4.53%	$779,218	$8,357	4.30%
Mortgage loans	194,244	1,800	3.72%	201,093	1,867	3.72%
Consumer loans	279,021	2,873	4.13%	256,878	2,658	4.15%
Taxable securities	240,800	1,266	2.11%	275,275	1,400	2.04%
Tax-exempt securities	52,527	363	2.77%	51,027	401	3.15%
Interest-earning deposits	3,878	10	1.03%	71,464	193	1.08%
Total interest-earning assets	1,625,591	15,975	3.94%	1,634,955	14,876	3.65%

Non-earning assets:
Cash and due from banks	27,130			24,446
Premises and equipment, net	26,287			28,205
Other assets	56,002			54,033
Allowance for loan losses	(21,218)			(15,060)
AFS valuation allowance	(10,070)			(2,915)
Total assets	$1,703,722			$1,723,664

Interest-bearing liabilities:
Interest-bearing demand deposits	$131,863	$28	0.09%	$142,892	$33	0.09%
Savings and insured money market deposits	774,020	419	0.22%	822,989	394	0.19%
Time deposits	130,432	161	0.50%	137,502	122	0.36%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	40,557	244	2.41%	26,341	185	2.82%
Total interest-bearing liabilities	1,076,872	852	0.32%	1,129,724	734	0.26%

Non-interest-bearing liabilities:
Demand deposits	459,095			429,436
Other liabilities	16,539			14,349
Total liabilities	1,552,506			1,573,509
Shareholders' equity	151,216			150,155
Total liabilities and shareholders’ equity	$1,703,722			$1,723,664
Fully taxable equivalent net interest income		15,123			14,142
Net interest rate spread (1)			3.62%			3.39%
Net interest margin, fully taxable equivalent (2)			3.73%			3.47%
Taxable equivalent adjustment		(106)			(192)
Net interest income		$15,017			$13,950
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$849,927	$19,096	4.53%	$770,267	$16,387	4.29%
Mortgage loans	194,579	3,610	3.74%	199,740	3,754	3.79%
Consumer loans	277,328	5,717	4.16%	256,370	5,300	4.17%
Taxable securities	245,382	2,557	2.10%	273,935	2,823	2.08%
Tax-exempt securities	53,570	742	2.79%	47,910	747	3.14%
Interest-bearing deposits	3,890	32	1.66%	72,068	348	0.97%
Total interest-earning assets	1,624,676	31,754	3.94%	1,620,290	29,359	3.65%

Non-earning assets:
Cash and due from banks	27,191			25,161
Premises and equipment, net	26,415			28,429
Other assets	54,882			53,994
Allowance for loan losses	(21,236)			(14,706)
AFS valuation allowance	(8,542)			(4,154)
Total assets	$1,703,386			$1,709,014

Interest-bearing liabilities:
Interest-bearing demand deposits	$141,632	$63	0.09%	$147,895	$67	0.09%
Savings and insured money market deposits	772,019	793	0.21%	803,269	771	0.19%
Time deposits	123,813	253	0.41%	139,366	250	0.36%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	44,616	512	2.31%	31,973	466	2.94%
Total interest-bearing liabilities	1,082,080	1,621	0.30%	1,122,503	1,554	0.28%

Non-interest-bearing liabilities:
Demand deposits	454,612			423,844
Other liabilities	15,837			14,259
Total liabilities	1,552,529			1,560,606
Shareholders' equity	150,857			148,408
Total liabilities and shareholders’ equity	$1,703,386			$1,709,014
Fully taxable equivalent net interest income		30,133			27,805
Net interest rate spread (1)			3.64%			3.37%
Net interest margin, fully taxable equivalent (2)			3.74%			3.46%
Taxable equivalent adjustment		(216)			(361)
Net interest income		$29,917			$27,444
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2018 and 2017.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2018 vs. 2017
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,306	$843	$463
Mortgage loans	(67)	(67)	—
Consumer loans	215	228	(13)
Taxable investment securities	(134)	(180)	46
Tax-exempt investment securities	(38)	12	(50)
Interest-earning deposits	(183)	(174)	(9)
Total interest and dividend income, fully taxable equivalent	1,099	662	437

Interest expense on:
Interest-bearing demand deposits	(5)	(5)	—
Savings and insured money market deposits	25	(27)	52
Time deposits	39	(6)	45
FHLBNY advances, securities sold under agreements to repurchase and other debt	59	89	(30)
Total interest expense	118	51	67
Net interest income, fully taxable equivalent	$981	$611	$370

	Six Months Ended June 30, 2018 vs. 2017
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$2,709	$1,758	$951
Mortgage loans	(144)	(95)	(49)
Consumer loans	417	430	(13)
Taxable investment securities	(266)	(293)	27
Tax-exempt investment securities	(5)	83	(88)
Interest-earning deposits	(316)	(462)	146
Total interest and dividend income	2,395	1,421	974

Interest expense on:
Interest-bearing demand deposits	(4)	(4)	—
Savings and insured money market deposits	22	(37)	59
Time deposits	3	(30)	33
FHLBNY advances, securities sold under agreements to repurchase and other debt	46	159	(113)
Total interest expense	67	88	(21)
Net interest income, fully taxable equivalent	$2,328	$1,333	$995

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for both the second quarter of 2018 and 2017 were $2.4 million and $0.4 million, respectively. The increase in the provision for loan losses for the three months ended June 30, 2018, compared to the same period in the prior year, can be mostly attributed to an increase in the historical loss factor of the commercial and industrial loan portfolio, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018 when compared to the same period in the prior year.

The provision for loan losses for the six months ended June 30, 2018 and 2017 were $3.1 million and $1.5 million, respectively. The increase in the provision for loan losses for the six months ended June 30, 2018, compared to the same period in the prior year, can be mostly attributed to an increase in the historical loss factor of the commercial and industrial loan portfolio, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the six months ended June 30, 2018 when compared to the same period in the prior year.

Net charge-offs for the three months ended June 30, 2018 and 2017 were $4.1 million and $0.3 million, respectively. Net charge-offs for the six months ended June 30, 2018 and 2017 were $4.6 million and $0.6 million, respectively. As previously discussed, the increase in net charge offs for the three and six months ended June 30, 2018 can be attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2018	2017	Change	Percentage Change
WMG fee income	$2,373	$2,269	$104	4.6%
Service charges on deposit accounts	1,144	1,225	(81)	(6.6)%
Interchange revenue from debit card transactions	996	964	32	3.3%
Net gains on securities transactions	—	12	(12)	(100.0)%
Net gains on sales of loans held for sale	59	53	6	11.3%
Net gains (losses) on sales of other real estate owned	(48)	(9)	(39)	433.3%
Income from bank owned life insurance	17	18	(1)	(5.6)%
CFS fee and commission income	136	174	(38)	(21.8)%
Other	648	316	332	105.1%
Total non-interest income	$5,325	$5,022	$303	6.0%

Total non-interest income for the second quarter of 2018 increased $0.3 million compared with the same period in the prior year.  The increase was mostly due to increases in WMG fee income and other non-interest income.

WMG fee income
The increase in WMG fee income, compared to the same period in the prior year, can be mostly attributed to an increase in assets under management or administration. The market value of total assets under management or administration in WMG was $1.894 billion at June 30, 2018, including $289.7 million of assets under management or administration for the Corporation, compared to $1.826 billion at June 30, 2017, including $323.9 million of assets under management or administration for the Corporation, an increase of $68.2 million, or 3.7%.

Other
The increase in other non-interest income, compared to the same period in the prior year, can be mostly attributed to an increase in swap fee income and other real estate owned rental income.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2018	2017	Change	Percentage Change
WMG fee income	$4,689	$4,378	$311	7.1%
Service charges on deposit accounts	2,308	2,409	(101)	(4.2)%
Interchange revenue from debit card transactions	2,031	1,884	147	7.8%
Net gains on securities transactions	—	12	(12)	(100.0)%
Net gains on sales of loans held for sale	105	122	(17)	(13.9)%
Net gains (losses) on sales of other real estate owned	(4)	8	(12)	(150.0)%
Income from bank owned life insurance	33	35	(2)	(5.7)%
CFS fee and commission income	246	313	(67)	(21.4)%
Other	1,392	708	684	96.6%
Total non-interest income	$10,800	$9,869	$931	9.4%

Total non-interest income for the six months ended June 30, 2018 increased $0.9 million compared with the same period in the prior year.  The increase was mostly due to increases in WMG fee income, interchange revenue from debit card transactions, and other non-interest income, partially offset by a decrease in service charges on deposit accounts.

WMG fee income
The increase in WMG fee income, compared to the same period in the prior year, can be mostly attributed to an increase in assets under management or administration. The market value of total assets under management or administration in WMG was $1.894 billion at June 30, 2018, including $289.7 million of assets under management or administration for the Corporation, compared to $1.826 billion at June 30, 2017, including $323.9 million of assets under management or administration for the Corporation, an increase of $68.2 million, or 3.7%.

Service charges on deposit accounts
The decrease in service charges on deposit accounts, compared to the same period in the prior year, can be mostly attributed to a decline in overdraft fees and other service charges.

Other
The increase in other non-interest income, compared to the same period in the prior year, can be mostly attributed to a $0.4 million New York State sales tax refund received during the first quarter of 2018 and increases in swap fee income and other real estate owned rental income.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2018	2017	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,564	$5,422	$142	2.6%
Pension and other employee benefits	1,518	1,540	(22)	(1.4)%
Total compensation expense	7,082	6,962	120	1.7%

Non-compensation expense:
Other components of net periodic pension and postretirement benefits	(408)	(333)	(75)	22.5%
Net occupancy expense	1,643	1,702	(59)	(3.5)%
Furniture and equipment expense	702	781	(79)	(10.1)%
Data processing expense	1,764	1,587	177	11.2%
Professional services	508	417	91	21.8%
Legal accruals and settlements	989	850	139	16.4%
Amortization of intangible assets	182	213	(31)	(14.6)%
Marketing and advertising expense	255	118	137	116.1%
Other real estate owned expense	100	11	89	809.1%
FDIC insurance	301	309	(8)	(2.6)%
Loan expense	184	166	18	10.8%
Other	1,665	1,549	116	7.5%
Total non-compensation expense	7,885	7,370	515	7.0%
Total non-interest expense	$14,967	$14,332	$635	4.4%

Total non-interest expense for the second quarter of 2018 increased $0.6 million compared with the same period in the prior year.  The increase was due to increases in compensation expense and non-compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be mostly attributable to an increase in salaries and wages. The increase in salaries and wages can be attributed to annual merit increases and an increase in the number of employees associated with two denovo branches opened in 2018, compared to the same period in the prior year. The Bank opened one denovo branch in Schenectady, New York in January 2018 and one denovo branch in Wilton, New York in May 2018.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to increases in data processing, legal accruals and settlements, marketing and advertising expenses, other real estate owned expenses, and other non-interest expenses. The increase in data processing can be attributed to the timing of projects and the addition of two new denovo branches in 2018. The increase in legal accruals and settlements can be attributed to the settlement agreement in the matter of Fane vs. Chemung Canal Trust Company (the "Action") during the second quarter of 2018. As noted within the Current Report on Form 8-K filed on June 15, 2018, the two parties agreed to release each other from any and all liabilities, claims, counterclaims, demands, charges, complaints and causes of action, to dismiss the Action with prejudice, and the Bank agreed to pay Fane $3.3 million in connection with the settlement of the Action. The increase in marketing and advertising expenses can be attributed to the promotion of two new denovo branches in 2018 and the timing of campaigns and sponsored events. The increase in other real estate owned expenses can be attributed to additional OREO properties, compared to the prior year period.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2018	2017	Change	Percentage Change
Compensation expense:
Salaries and wages	$11,278	$10,697	$581	5.4%
Pension and other employee benefits	3,176	3,091	85	2.7%
Total compensation expense	14,454	13,788	666	4.8%

Non-compensation expense:
Other components of net periodic pension and postretirement benefits	(816)	(666)	(150)	N/M
Net occupancy expense	3,251	3,308	(57)	(1.7)%
Furniture and equipment expense	1,360	1,462	(102)	(7.0)%
Data processing expense	3,506	3,191	315	9.9%
Professional services	1,048	717	331	46.2%
Legal accruals and settlements	989	850	139	16.4%
Amortization of intangible assets	376	439	(63)	(14.4)%
Marketing and advertising expense	604	367	237	64.6%
Other real estate owned expense	238	31	207	667.7%
FDIC insurance	618	634	(16)	(2.5)%
Loan expense	353	282	71	25.2%
Other	3,152	2,974	178	6.0%
Total non-compensation expense	14,679	13,589	1,090	8.0%
Total non-interest expense	$29,133	$27,377	$1,756	6.4%

Total non-interest expense for the six months ended June 30, 2018 increased $1.8 million compared with the same period in the prior year.  The increase was due to increases in compensation expense and non-compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be mostly attributable to an increase in salaries and wages. The increase in salaries and wages can be attributed to annual merit increases and an increase in the number of employees associated with two denovo branches opened in 2018, compared to the same period in the prior year. The Bank opened one denovo branch in Schenectady, New York in January 2018 and one denovo branch in Wilton, New York in May 2018.

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to increases in data processing, professional services, legal accruals and settlements, marketing and advertising expenses, other real estate owned expenses, and other non-interest expenses. The increase in data processing can be attributed to the timing of projects and the addition of two new denovo branches in 2018. The increase in legal accruals and settlements can be attributed to the settlement agreement in the matter of Fane vs. Chemung Canal Trust Company (the "Action") during the second quarter of 2018. As noted within the Current Report on Form 8-K filed on June 15, 2018, the two parties agreed to release each other from any and all liabilities, claims, counterclaims, demands, charges, complaints and causes of action, to dismiss the Action with prejudice, and the Bank agreed to pay Fane $3.3 million in connection with the settlement of the Action. The increase in marketing and advertising expenses can be attributed to the promotion of two new denovo branches in 2018 and the timing of campaigns and sponsored events. The increase in other real estate owned expenses can be attributed to additional OREO properties, compared to the prior year period.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2018	2017	Change	Percentage Change
Income before income tax expense	$3,013	$4,219	$(1,206)	(28.6)%
Income tax expense	486	1,263	(777)	(61.5)%
Effective tax rate	16.1%	29.9%
The decrease in the effective tax rate was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Act. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation’s state income tax. Finally, the Corporation recognized a $1.2 million decline in income before income tax expense for the quarter, when compared to the same period in the prior year.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2018	2017	Change	Percentage Change
Income before income tax expense	$8,513	$8,475	$38	0.4%
Income tax expense	1,547	2,540	(993)	(39.1)%
Effective tax rate	18.2%	30.0%

The decrease in the effective tax rate was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Act. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation’s state income tax.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	June 30, 2018	December 31, 2017	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$34,815	$30,729	$4,086	13.3%
Total investment securities	274,779	302,656	(27,877)	(9.2)%

Loans, net of deferred loan fees	1,334,444	1,311,824	22,620	1.7%
Allowance for loan losses	(19,645)	(21,161)	1,516	(7.2)%
Loans, net	1,314,799	1,290,663	24,136	1.9%

Goodwill and other intangible assets, net	23,533	23,909	(376)	(1.6)%
Other assets	62,240	59,663	2,577	4.3%
Total assets	$1,710,166	$1,707,620	$2,546	0.1%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,478,909	$1,467,446	$11,463	0.8%
FHLBNY advances and other debt	63,361	74,217	(10,856)	(14.6)%
Other liabilities	16,116	16,144	(28)	(0.2)%
Total liabilities	1,558,386	1,557,807	579	—%

Total shareholders’ equity	151,780	149,813	1,967	1.3%
Total liabilities and shareholders’ equity	$1,710,166	$1,707,620	$2,546	0.1%

Investment securities
The decrease in investment securities can be mostly attributed to pay-downs, maturities, and an increase in unrealized losses.

Loans, net
The increase in total loans can be attributed to increases of $22.4 million in commercial mortgages and $9.8 million in indirect consumer loans, partially offset by decreases of $5.5 million in commercial and agriculture loans, $1.0 million in residential mortgages, and $3.0 million in other consumer loans.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to the fair market value adjustment to interest rate swaps of $1.3 million at June 30, 2018 and increases in operating prepaid assets and the net deferred tax asset as compared to December 31, 2017.

Deposits
The increase in deposits can be attributed to increases of $8.6 million in money market accounts, $3.7 million in savings deposits, and $27.7 million in time deposits, due to a rate promotion, offset by decreases of $5.4 million in non-interest-bearing demand deposits and $23.2 million in interest-bearing demand deposits.

FHLBNY advances and other debt
The decrease in FHLBNY advances and other debt can be mostly attributed to an increase in deposits and decline in securities, offset by growth in the loan portfolio.

Shareholders’ equity
The increase in retained earnings of $4.5 million was due primarily to earnings of $7.0 million, offset by $2.5 million in dividends declared during the first half of 2018. The increase in accumulated other comprehensive loss of $3.8 million can be attributed to the decline in the fair market value of the securities portfolio. Also, additional-paid-in capital decreased $0.1 million and treasury stock decreased $1.3 million, due to the issuance of shares to the Corporation’s employee benefit stock plans.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.894 billion at June 30, 2018, including $289.7 million of assets held under management or administration for the Corporation, compared with $1.952 billion at December 31, 2017, including $346.8 million of assets held under management or administration for the Corporation, a decrease of $57.6 million, or 3.0%. The decline in total assets under management or administration can be mostly attributed to a decrease in the Corporation's pledged securities portfolio for municipal deposits, which is held by WMG.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	June 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$15,489	$15,450	5.8%	$15,492	$15,491	5.3%
Mortgage-backed securities, residential and collateralized mortgage obligations	207,708	198,640	74.9%	224,939	219,909	75.0%
Obligations of states and political subdivisions	47,574	47,029	17.8%	52,928	53,132	18.1%
Other securities	4,081	4,038	1.5%	4,588	4,559	1.6%
Total	$274,852	$265,157	100.0%	$297,947	$293,091	100.0%

The available for sale segment of the securities portfolio totaled $265.2 million at June 30, 2018, a decrease of $27.9 million, or 9.5%, from $293.1 million at December 31, 2017.  The decrease can be mostly attributed to pay-downs, maturities, and an increase in unrealized losses.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $3.8 million at June 30, 2018, flat compared to December 31, 2017.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2017 to June 30, 2018 (in thousands):

LOANS
	June 30, 2018	December 31, 2017	Dollar Change	Percentage Change
Commercial and agricultural	$193,516	$199,007	$(5,491)	(2.8)%
Commercial mortgages	666,693	644,330	22,363	3.5%
Residential mortgages	193,423	194,440	(1,017)	(0.5)%
Indirect consumer loans	162,813	153,060	9,753	6.4%
Other consumer loans	117,999	120,987	(2,988)	(2.5)%
Total loans, net of deferred loan fees	$1,334,444	$1,311,824	$22,620	1.7%

Portfolio loans totaled $1.334 billion at June 30, 2018, an increase of $22.6 million, or 1.7%, from $1.312 billion at December 31, 2017.  The increase in loans can be attributed to increases of $22.4 million in commercial mortgages and $9.8 million in indirect consumer loans, offset by decreases of $5.5 million in commercial and agricultural loans, $1.0 million in residential mortgages, and $3.0 million in other consumer loans. The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region. The decline in commercial and agricultural loans can be mostly attributable to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Residential mortgage loans totaled $193.4 million at June 30, 2018, a decrease of $1.0 million, or 0.5%, from December 31, 2017.  During the six months ended June 30, 2018, $5.0 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.2 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	June 30, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Chemung Canal Trust Company*	$624,177	$630,732	$636,836	$683,137	$724,099
Capital Bank Division	710,267	681,092	563,454	485,496	397,475
Total loans	$1,334,444	$1,311,824	$1,200,290	$1,168,633	$1,121,574
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At June 30, 2018 and December 31, 2017, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 45.4% and 48.1% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2018 and December 31, 2017.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	June 30, 2018	December 31, 2017
Non-accrual loans	$7,076	$11,389
Non-accrual troubled debt restructurings	5,714	5,935
Total non-performing loans	12,790	17,324
Other real estate owned	886	1,940
Total non-performing assets	$13,676	$19,264

Ratio of non-performing loans to total loans	0.96%	1.32%
Ratio of non-performing assets to total assets	0.80%	1.13%
Ratio of allowance for loan losses to non-performing loans	153.60%	122.14%

Accruing loans past due 90 days or more (1)	$17	$29
Accruing troubled debt restructurings (1)	1,360	1,728
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $12.8 million at June 30, 2018, or 0.96% of total loans, compared with $17.3 million at December 31, 2017, or 1.32% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $13.7 million, or 0.80% of total assets, at June 30, 2018, compared with $19.3 million, or 1.13% of total assets, at December 31, 2017. The decline in non-performing assets can be mostly attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million and the sale of one other real estate owned property during the second quarter of 2018.

Not included in non-performing loan totals are $0.8 million of acquired loans that the Corporation has identified as PCI loans as of December 31, 2017.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements. There were no PCI loans as of June 30, 2018.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $17 thousand at June 30, 2018, a decrease of $12 thousand from December 31, 2017.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of June 30, 2018, the Corporation had $5.7 million of non-accrual TDRs compared with $5.9 million as of December 31, 2017.  As of June 30, 2018, the Corporation had $1.4 million of accruing TDRs compared with $1.7 million as of December 31, 2017.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at June 30, 2018 totaled $9.4 million, including TDRs of $7.1 million, compared to $14.1 million, including TDRs of $7.7 million, at December 31, 2017.  Not included in the impaired loan totals are acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to a decrease in impaired commercial and industrial loans, mostly due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.  Included in the recorded investment of impaired loans at June 30, 2018, are loans totaling $3.5 million for which impairment allowances of $1.7 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2017, the impaired loan total included $8.1 million of loans for which specific impairment allowances of $5.9 million were allocated to the allowance for loan losses. The decrease in impaired loans can be mostly attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

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

The allowance for loan losses was $19.6 million at June 30, 2018, down from $21.2 million at December 31, 2017.  The ratio of allowance for loan losses to total loans was 1.47% at June 30, 2018, down from 1.61% at December 31, 2017.  Net charge-offs for the six months ended June 30, 2018 and 2017 were $4.6 million and $0.6 million, respectively. The increase in net charge-offs can be mostly attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

The table below summarizes the Corporation’s loan loss experience for the six months ended June 30, 2018 and 2017 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$21,161	$14,253

Charge-offs:
Commercial and agricultural	3,644	7
Commercial mortgages	145	—
Residential mortgages	165	60
Consumer loans	921	825
Total charge-offs	4,875	892

Recoveries:
Commercial and agricultural	21	61
Commercial mortgages	2	3
Residential mortgages	5	30
Consumer loans	260	188
Total recoveries	288	282

Net charge-offs	4,587	610
Provision for loan losses	3,071	1,461
Balance at end of period	$19,645	$15,104

Ratio of net charge-offs to average loans outstanding	1.24%	0.10%
Ratio of allowance for loan losses to total loans outstanding	1.47%	1.21%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2017 to June 30, 2018 (in thousands):

DEPOSITS
	June 30, 2018	December 31, 2017	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$462,233	$467,610	$(5,377)	(1.1)%
Interest-bearing demand deposits	125,867	149,026	(23,159)	(15.5)%
Insured money market accounts	522,328	513,782	8,546	1.7%
Savings deposits	222,387	218,666	3,721	1.7%
Time deposits	146,094	118,362	27,732	23.4%
Total	$1,478,909	$1,467,446	$11,463	0.8%

Deposits totaled $1.479 billion at June 30, 2018 compared with $1.467 billion at December 31, 2017, an increase of $11.5 million, or 0.8%. The increase was attributable to increases of $8.5 million in money market accounts, $3.7 million in savings deposits, and $27.7 million in time deposits, offset by decreases of $5.4 million in non-interest bearing demand deposits and $23.2 million in interest-bearing demand deposits. The increase in time deposits can be attributed to a rate promotion during the second quarter of 2018.  At June 30, 2018, demand deposit and money market accounts comprised 75.0% of total deposits compared with 77.0% at December 31, 2017.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Chemung Canal Trust Company*	$1,281,129	$1,264,883	$1,249,870	$1,219,282	$1,119,377
Capital Bank Division	197,780	202,563	206,473	181,013	160,637
Total loans	$1,478,909	$1,467,446	$1,456,343	$1,400,295	$1,280,014
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the CDARS and ICS programs. Brokered deposits include funds obtained through brokers, and the Bank’s participation in the CDARS and ICS programs.  There were no deposits obtained through brokers as of June 30, 2018 and December 31, 2017. Deposits obtained through the CDARS and ICS programs were $219.4 million and $187.7 million as of June 30, 2018 and December 31, 2017, respectively.  The increase in CDARS and ICS deposits was due to the seasonal inflow of current municipal client balances.

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

Borrowings

Borrowings decreased $10.8 million from $74.2 million at December 31, 2017 to $63.4 million at June 30, 2018, mostly attributed to a decline of $10.0 million in securities sold under agreements to repurchase. The decline in repurchase agreements was due to the maturity of one $10.0 million repurchase agreement in May 2018.

Shareholders’ Equity

Shareholders’ equity was $151.8 million at June 30, 2018 compared with $149.8 million at December 31, 2017.  The increase was primarily due to earnings of $7.0 million, and a reduction of $1.3 million in treasury stock, offset by a decrease of of $0.1 million in additional-paid-in-capital, an increase of $3.8 million in accumulated other comprehensive loss, mostly attributable to the decrease in the fair market value of the securities portfolio, and $2.5 million in dividends declared during the six months ended June 30, 2018.

The total shareholders’ equity to total assets ratio was 8.88% at June 30, 2018 compared with 8.77% at December 31, 2017.  The tangible equity to tangible assets ratio was 7.60% at June 30, 2018 compared with 7.48% at December 31, 2017.  Book value per share increased to $31.42 at June 30, 2018 from $31.10 at December 31, 2017.

The Corporation and the Bank are subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial holding companies and financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of June 30, 2018, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines and the Corporation met capital requirements under regulatory guidelines.

As a result of the recently enacted Regulatory Relief Act, the FRB is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $68.4 million and $73.5 million at June 30, 2018 and December 31, 2017, respectively.  The Corporation also had a total of $38.0 million of unsecured lines of credit with five different financial institutions, all of which was available at June 30, 2018 and at December 31, 2017.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$10,553	$8,999
Net cash used in investing activities	(4,945)	(69,350)
Net cash (used in) provided by financing activities	(1,522)	50,735
Net increase (decrease) in cash and cash equivalents	$4,086	$(9,616)

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first six months of 2018 and 2017 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the first six months of 2018 predominantly resulted from a net increase in loans offset by calls, maturities, and principal collected in securities available for sale. Cash used in investing activities during the first six months of 2017 predominantly resulted from a net increase in loans and purchases of securities, offset by sales, calls, maturities, and principal collected in securities available for sale.

Financing activities

Cash used in financing activities during the first six months of 2018 predominantly resulted from a net increase in deposits, offset by the maturity of one $10.0 million repurchase agreement and the repayment of FHLBNY overnight and long term advances. Cash provided by financing activities during the first six months of 2017 predominantly resulted from a net increase in deposits, offset by the maturity of one $10.0 million repurchase agreement.

Capital Resources

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. As a result of the recently enacted Regulatory Relief Act, the FRB is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

As a result of the Regulatory Relief Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt corrective action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2018 and December 31, 2017, the Corporation and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2018, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's or the Corporation's capital category.

The regulatory capital ratios as of June 30, 2018 and December 31, 2017 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

The Corporation’s and the Bank’s actual and required regulatory capital ratios, for the periods indicated, were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$158,793	12.11%	$104,864	8.00%	$129,441	9.875%	N/A	N/A
Bank	$149,889	11.45%	$104,763	8.00%	$129,316	9.875%	$130,953	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$142,368	10.86%	$78,648	6.00%	$103,225	7.875%	N/A	N/A
Bank	$133,479	10.19%	$78,572	6.00%	$103,126	7.875%	$104,763	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$142,368	10.86%	$58,986	4.50%	$83,563	6.375%	N/A	N/A
Bank	$133,479	10.19%	$58,929	4.50%	$83,483	6.375%	$85,120	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$142,368	8.44%	$67,467	4.00%	N/A	N/A	N/A	N/A
Bank	$133,479	7.94%	$67,233	4.00%	N/A	N/A	$84,041	5.00%

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$153,020	11.82%	$103,527	8.00%	$119,703	9.250%	N/A	N/A
Bank	$146,129	11.31%	$103,390	8.00%	$119,545	9.250%	$129,238	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$136,660	10.56%	$77,645	6.00%	$93,821	7.250%	N/A	N/A
Bank	$129,881	10.05%	$77,543	6.00%	$93,697	7.250%	$103,390	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$136,660	10.56%	$58,234	4.50%	$74,410	5.750%	N/A	N/A
Bank	$129,881	10.05%	$58,157	4.50%	$74,312	5.750%	$84,004	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$136,660	8.02%	$68,200	4.00%	N/A	N/A	N/A	N/A
Bank	$129,881	7.63%	$68,045	4.00%	N/A	N/A	$85,057	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At June 30, 2018, the Bank could, without prior approval, declare dividends of approximately $11.1 million.

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

						As of the
	As of the Three Months Ended					Six Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2018	2018	2017	2017	2017	2018	2017
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$15,017	$14,900	$14,780	$14,763	$13,950	$29,917	$27,444
Fully taxable equivalent adjustment	106	110	206	220	192	216	361
Fully taxable equivalent net interest income (non-GAAP)	$15,123	$15,010	$14,986	$14,983	$14,142	$30,133	$27,805

Non-interest income (GAAP)	$5,325	$5,475	$5,456	$5,166	$5,022	$10,800	$9,869
Less: net (gains) losses on security transactions	—	—	(97)	—	(12)	—	(12)
Adjusted non-interest income (non-GAAP)	$5,325	$5,475	$5,359	$5,166	$5,010	$10,800	$9,857

Non-interest expense (GAAP)	$14,967	$14,166	$13,111	$13,276	$14,332	$29,133	$27,377
Less: amortization of intangible assets	(182)	(194)	(207)	(214)	(213)	(376)	(439)
Less: legal reserve	(989)	—	—	—	(850)	(989)	(850)
Adjusted non-interest expense (non-GAAP)	$13,796	$13,972	$12,904	$13,062	$13,269	$27,768	$26,088

Average interest-earning assets (GAAP)	$1,625,591	$1,623,748	$1,639,257	$1,615,833	$1,634,955	$1,624,676	$1,620,290

Net interest margin - fully taxable equivalent (non-GAAP)	3.73%	3.75%	3.63%	3.68%	3.47%	3.74%	3.46%
Efficiency ratio (non-GAAP)	67.47%	68.21%	63.43%	64.83%	69.28%	67.84%	69.27%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2018	2018	2017	2017	2017	2018	2017
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$151,780	$150,262	$149,813	$154,277	$151,962	$151,780	$151,962
Less: intangible assets	(23,533)	(23,715)	(23,909)	(24,116)	(24,330)	(23,533)	(24,330)
Tangible equity (non-GAAP)	$128,247	$126,547	$125,904	$130,161	$127,632	$128,247	$127,632

Total assets (GAAP)	$1,710,166	$1,699,954	$1,707,620	$1,731,682	$1,718,572	$1,710,166	$1,718,572
Less: intangible assets	(23,533)	(23,715)	(23,909)	(24,116)	(24,330)	(23,533)	(24,330)
Tangible assets (non-GAAP)	$1,686,633	$1,676,239	$1,683,711	$1,707,566	$1,694,242	$1,686,633	$1,694,242

Total equity to total assets at end of period (GAAP)	8.88%	8.84%	8.77%	8.91%	8.84%	8.88%	8.84%
Book value per share (GAAP)	$31.42	$31.16	$31.10	$32.11	$31.67	$31.42	$31.67

Tangible equity to tangible assets at end of period (non-GAAP)	7.60%	7.55%	7.48%	7.62%	7.53%	7.60%	7.53%
Tangible book value per share (non-GAAP)	$26.55	$26.24	$26.14	$27.09	$26.60	$26.55	$26.60

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except ratio data)	2018	2018	2017	2017	2017	2018	2017
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$151,216	$150,495	$154,767	$153,244	$150,155	$150,857	$148,408
Less: average intangible assets	(23,625)	(23,830)	(24,008)	(24,220)	(24,435)	(23,727)	(24,544)
Average tangible equity (non-GAAP)	$127,591	$126,665	$130,759	$129,024	$125,720	$127,130	$123,864

Return on average equity (GAAP)	6.70%	11.96%	(5.53)%	9.46%	7.90%	9.31%	8.06%
Return on average tangible equity (non-GAAP)	7.94%	14.21%	(6.55)%	11.24%	9.43%	11.05%	9.66%

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

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
	2018	2018	2017	2017	2017	2018	2017
NON-GAAP NET INCOME
Reported net income (GAAP)	$2,527	$4,439	$(2,159)	$3,654	$2,956	$6,966	$5,935
Net (gains) losses on security transactions (net of tax)	—	—	(60)	—	(8)	—	(8)
Legal reserve (net of tax)	737	—	—	—	528	737	528
Revaluation of net deferred tax asset	—	—	2,927	—	—	—	—
Non- GAAP net income	$3,264	$4,439	$708	$3,654	$3,476	$7,703	$6,455

Average basic and diluted shares outstanding	4,828	4,822	4,809	4,802	4,797	4,825	4,793

Reported basic and diluted earnings per share (GAAP)	$0.52	$0.92	$(0.45)	$0.76	$0.62	$1.44	$1.24
Reported return on average assets (GAAP)	0.59%	1.06%	(0.50)%	0.85%	0.69%	0.82%	0.70%
Reported return on average equity (GAAP)	6.70%	11.96%	(5.53)%	9.46%	7.90%	9.31%	8.06%

Non-GAAP basic and diluted earnings per share	$0.68	$0.92	$0.15	$0.76	$0.72	$1.60	$1.35
Non-GAAP return on average assets	0.77%	1.06%	0.16%	0.85%	0.81%	0.91%	0.76%
Non-GAAP return on average equity	8.66%	11.96%	1.81%	9.46%	9.29%	10.30%	8.77%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At June 30, 2018, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 9.61% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 2.59%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline at this time, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 4.55% and an immediate 300-basis point increase would positively impact the next 12 months net interest income by 3.78%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value.  At June 30, 2018, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 12.16% and an immediate 200-basis point increase in interest rates would positively impact the market value by 4.53%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 5.27% and an immediate 300-basis point increase in interest rates would positively impact the market value by 6.28%.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2018 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2018.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/18-4/30/18	—	$—	—	121,906
5/1/18-5/31/18	—	—	—	121,906
6/1/18-6/30/18	—	—	—	121,906
Quarter ended 6/30/18	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended June 30, 2018, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to May 16, 2018 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on May 17, 2018).

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 1, 2018	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 1, 2018	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to May 16, 2018 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on May 17, 2018).

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