Form 10-Q
period 2018-09-30
CHEMUNG FINANCIAL CORP
filed 2018-10-31
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2018

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

YES: X NO:____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES: X NO:____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES: NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on October 30, 2018 was 4,806,864.

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

Regulatory Relief Act
The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted on May 24, 2018 provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements.  In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.

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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from financial institutions	$31,831	$27,966
Interest-earning deposits in other financial institutions	82,081	2,763
Total cash and cash equivalents	113,912	30,729

Equity investments, at estimated fair value	1,987	2,337
Securities available for sale, at estimated fair value	246,473	293,091
Securities held to maturity, estimated fair value of $4,190 at September 30, 2018 and $3,776 at December 31, 2017	4,203	3,781
FHLBNY and FRBNY Stock, at cost	3,138	5,784

Loans, net of deferred loan fees	1,320,638	1,311,824
Allowance for loan losses	(19,635)	(21,161)
Loans, net	1,301,003	1,290,663

Loans held for sale	1,715	542
Premises and equipment, net	25,514	26,657
Goodwill	21,824	21,824
Other intangible assets, net	1,527	2,085
Bank-owned life insurance	3,032	2,982
Accrued interest receivable and other assets	29,536	27,145

Total assets	$1,753,864	$1,707,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$469,887	$467,610
Interest-bearing	1,106,110	999,836
Total deposits	1,575,997	1,467,446

FHLBNY overnight advances	—	57,700
Securities sold under agreements to repurchase	—	10,000
FHLBNY term advances	—	2,000
Long term capital lease obligation	4,358	4,517
Dividends payable	1,249	1,233
Accrued interest payable and other liabilities	15,761	14,911
Total liabilities	1,597,365	1,557,807

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2018 and December 31, 2017	53	53
Additional paid-in capital	46,006	45,967
Retained earnings	138,654	128,453
Treasury stock, at cost; 504,676 shares at September 30, 2018 and 559,094 shares at December 31, 2017	(12,927)	(14,320)
Accumulated other comprehensive loss	(15,287)	(10,340)
Total shareholders' equity	156,499	149,813

Total liabilities and shareholders' equity	$1,753,864	$1,707,620

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$14,580	$13,709	$42,930	$39,025
Taxable securities	1,200	1,369	3,753	4,189
Tax exempt securities	272	322	875	836
Interest-earning deposits	84	97	116	445
Total interest and dividend income	16,136	15,497	47,674	44,495
Interest expense:
Deposits	858	545	1,967	1,632
Securities sold under agreements to repurchase	—	95	137	383
Borrowed funds	199	94	574	273
Total interest expense	1,057	734	2,678	2,288
Net interest income	15,079	14,763	44,996	42,207
Provision for loan losses	300	1,289	3,371	2,750
Net interest income after provision for loan losses	14,779	13,474	41,625	39,457

Non-interest income:
WMG fee income	2,406	2,147	7,095	6,525
Service charges on deposit accounts	1,231	1,269	3,539	3,678
Interchange revenue from debit card transactions	982	925	3,013	2,809
Net gains (losses) on security transactions	—	—	—	12
Changes in fair value of equity investments	2,141	32	2,165	96
Net gains on sales of loans held for sale	79	71	184	193
Net gains on sales of other real estate owned	123	30	119	38
Income from bank-owned life insurance	17	17	50	52
Other	402	675	2,016	1,632
Total non-interest income	7,381	5,166	18,181	15,035

Non-interest expenses:
Salaries and wages	5,691	5,480	16,969	16,177
Pension and other employee benefits	1,262	1,325	4,438	4,416
Other components of net periodic pension and postretirement benefits	(408)	(333)	(1,224)	(999)
Net occupancy	1,671	1,476	4,922	4,784
Furniture and equipment	581	657	1,941	2,119
Data processing	1,782	1,667	5,288	4,858
Professional services	479	452	1,527	1,169
Legal accruals and settlements	—	—	989	850
Amortization of intangible assets	182	214	558	653
Marketing and advertising	212	213	816	580
Other real estate owned	83	4	321	35
FDIC insurance	263	312	881	946
Loan expense	262	165	615	447
Other	1,368	1,644	4,520	4,618
Total non-interest expenses	13,428	13,276	42,561	40,653
Income before income tax expense	8,732	5,364	17,245	13,839
Income tax expense	1,802	1,710	3,349	4,250
Net income	$6,930	$3,654	$13,896	$9,589

Weighted average shares outstanding	4,834	4,802	4,828	4,796
Basic and diluted earnings per share	$1.43	$0.76	$2.88	$2.00

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$6,930	$3,654	$13,896	$9,589
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(1,583)	(522)	(6,422)	5,498
Reclassification adjustment for gains realized in net income	—	—	—	(12)
Net unrealized gains (losses)	(1,583)	(522)	(6,422)	5,486
Tax effect	(404)	(198)	(1,637)	2,069
Net of tax amount	(1,179)	(324)	(4,785)	3,417

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)	(165)	(165)
Reclassification adjustment for amortization of net actuarial loss	72	88	218	264
Total before tax effect	17	33	53	99
Tax effect	4	12	13	37
Net of tax amount	13	21	40	62

Total other comprehensive income (loss)	(1,166)	(303)	(4,745)	3,479

Comprehensive income	$5,764	$3,351	$9,151	$13,068

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2017	$53	$45,603	$124,111	$(15,265)	$(10,754)	$143,748
Net income	—	—	9,589	—	—	9,589
Other comprehensive income	—	—	—	—	3,479	3,479
Restricted stock awards	—	162	—	—	—	162
Restricted stock units for directors' deferred compensation plan	—	72	—	—	—	72
Cash dividends declared ($0.78 per share)	—	—	(3,694)	—	—	(3,694)
Distribution of 7,880 shares of treasury stock for directors' compensation	—	68	—	201	—	269
Distribution of 5,861 shares of treasury stock for employee compensation	—	50	—	150	—	200
Distribution of 2,438 shares of treasury stock for deferred directors’ compensation	—	(51)	—	62	—	11
Sale of 11,688 shares of treasury stock (a)	—	142	—	299	—	441
Forfeiture of 1,139 shares of restricted stock awards	—	43	—	(43)	—	—
Balances at September 30, 2017	$53	$46,089	$130,006	$(14,596)	$(7,275)	$154,277

Balances at December 31, 2017, as reported	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813
Cumulative effect of accounting change (b)	—	—	40	—	(202)	(162)
Balances at January 1, 2018, as adjusted	53	45,967	128,493	(14,320)	(10,542)	149,651
Net income	—	—	13,896	—	—	13,896
Other comprehensive loss	—	—	—	—	(4,745)	(4,745)
Restricted stock awards	—	301	—	—	—	301
Restricted stock units for directors' deferred compensation plan	—	57	—	—	—	57
Cash dividends declared ($0.78 per share)	—	—	(3,735)	—	—	(3,735)
Distribution of 6,015 shares of treasury stock for directors' compensation	—	147	—	154	—	301
Distribution of 1,784 shares of treasury stock for employee compensation	—	44	—	45	—	89
Distribution of 36,681 shares of treasury stock for deferred directors’ compensation	—	(722)	—	940	—	218
Sale of 9,938 shares of treasury stock (a)	—	212	—	254	—	466
Balances at September 30, 2018	$53	$46,006	$138,654	$(12,927)	$(15,287)	$156,499
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 2016-01. See "Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net income	$13,896	$9,589
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	558	653
Provision for loan losses	3,371	2,750
Net losses on disposal of fixed assets	10	15
Depreciation and amortization of fixed assets	2,625	2,820
Amortization of premiums on securities, net	910	1,098
Gains on sales of loans held for sale, net	(184)	(193)
Proceeds from sales of loans held for sale	9,476	9,655
Loans originated and held for sale	(10,465)	(10,296)
Changes in fair value on equity investments	(2,165)	(96)
Proceeds from sales of equity investments	2,288	20
Net gains on securities transactions	—	(12)
Net gains on sales of other real estate owned	(119)	(38)
Purchase of equity investments	(84)	(59)
Expense related to restricted stock units for directors' deferred compensation plan	57	72
Expense related to employee stock compensation	89	200
Expense related to employee restricted stock awards	301	162
Income from bank-owned life insurance	(50)	(52)
(Increase) decrease in other assets and accrued interest receivable	(3,510)	888
(Increase) decrease in other assets and accrued interest payable	28	(26)
Increase (decrease) in other liabilities	3,073	(565)
Net cash provided by operating activities	20,105	16,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and calls of securities available for sale	1,385	1,620
Proceeds from maturities and principal collected on securities available for sale	37,901	35,262
Proceeds from maturities and principal collected on securities held to maturity	988	2,807
Purchases of securities available for sale	—	(41,306)
Purchases of securities held to maturity	(1,410)	(1,967)
Purchase of FHLBNY and FRBNY stock	(22,003)	(1,708)
Redemption of FHLBNY and FRBNY stock	24,649	2,252
Proceeds from sale of equipment	—	16
Purchases of premises and equipment	(1,492)	(1,294)
Proceeds from sales of other real estate owned	1,576	383
Net increase in loans	(13,955)	(90,019)
Net cash (used in) provided by investing activities	27,639	(93,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	82,012	98,599
Net increase (decrease) in time deposits	26,539	(17,924)
Net decrease in securities sold under agreements to repurchase	(10,000)	(17,606)
Net decrease in FHLBNY overnight advances	(57,700)	—
Repayments of FHLBNY long term advances	(2,000)	(84)
Payments made on capital leases	(159)	(154)
Sale of treasury stock	466	441
Cash dividends paid	(3,719)	(3,687)
Net cash (used in) provided by financing activities	35,439	59,585
Net increase (decrease) in cash and cash equivalents	83,183	(17,784)
Cash and cash equivalents, beginning of period	30,729	74,162
Cash and cash equivalents, end of period	$113,912	$56,378
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2018	2017
Cash paid (received) for:
Interest	$2,650	$2,314
Income taxes	$1,355	$4,050
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$244	$187
Dividends declared, not yet paid	$1,249	$1,232
Distribution of treasury stock for directors' compensation	$301	$269
Distribution of treasury stock for deferred directors' compensation	$218	$11

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2017 Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

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

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,834 and 4,802 weighted average shares outstanding for the three-month periods ended September 30, 2018 and 2017, respectively. Earnings per share were computed by dividing net income by 4,828 and 4,796 weighted average shares outstanding for the nine- month periods ended September 30, 2018 and 2017, respectively. There were no common stock equivalents during the three and nine-month periods ended September 30, 2018 or 2017.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$10,487	$8	$42	$10,453
Mortgage-backed securities, residential	196,977	58	10,258	186,777
Obligations of states and political subdivisions	46,544	17	1,016	45,545
Corporate bonds and notes	249	1	—	250
SBA loan pools	3,494	—	46	3,448
Total	$257,751	$84	$11,362	$246,473

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,492	$20	$21	$15,491
Mortgage-backed securities, residential	224,939	136	5,166	219,909
Obligations of states and political subdivisions	52,928	355	151	53,132
Corporate bonds and notes	249	2	—	251
SBA loan pools	4,339	1	32	4,308
Total	$297,947	$514	$5,370	$293,091

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,123	$—	$—	$2,123
Time deposits with other financial institutions	2,080	—	13	2,067
Total	$4,203	$—	$13	$4,190

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,946	$—	$—	$1,946
Time deposits with other financial institutions	1,835	—	5	1,830
Total	$3,781	$—	$5	$3,776

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2018
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$16,284	$16,241	$1,785	$1,781
After one, but within five years	15,932	15,728	2,185	2,176
After five, but within ten years	24,580	23,831	233	233
After ten years	484	448	—	—
	57,280	56,248	4,203	4,190
Mortgage-backed securities, residential	196,977	186,777	—	—
SBA loan pools	3,494	3,448	—	—
Total	$257,751	$246,473	$4,203	$4,190

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended September 30, 2018 and 2017 are listed below (in thousands):

	2018	2017
Proceeds	$—	$545
Gross gains	—	—
Tax expense	—	—

The proceeds from sales and calls of securities resulting in gains or losses for the nine months ended September 30, 2018 and 2017 are listed below (in thousands):

	2018	2017
Proceeds	$—	$1,620
Gross gains	—	12
Tax expense	—	4

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2018 and December 31, 2017 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$9,953	$42	$—	$—	$9,953	$42
Mortgage-backed securities, residential	11,248	448	173,420	9,810	184,668	10,258
Obligations of states and political subdivisions	38,405	746	4,250	270	42,655	1,016
SBA loan pools	214	1	3,234	45	3,448	46
Total temporarily impaired securities	$59,820	$1,237	$180,904	$10,125	$240,724	$11,362

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$14,982	$21	$—	$—	$14,982	$21
Mortgage-backed securities, residential	83,562	1,013	131,165	4,153	214,727	5,166
Obligations of states and political subdivisions	20,526	133	271	18	20,797	151
SBA loan pools	3,937	32	—	—	3,937	32
Total temporarily impaired securities	$123,007	$1,199	$131,436	$4,171	$254,443	$5,370

Other-Than-Temporary Impairment

As of September 30, 2018, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At September 30, 2018, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

Equity Investments

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in the consolidated statement of income. For periods prior to adoption, equity investments were classified as available-for-sale and stated at fair value with unrealized gains and losses reports as a separate component of accumulated other comprehensive income, net of tax.

The Corporation recognized a change in fair value of equity investments of $2.1 million during the three and nine month period ending September 30, 2018, primarily related to the sale of Visa Class B shares during the third quarter of 2018.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Commercial and agricultural:
Commercial and industrial	$192,093	$198,463
Agricultural	287	544
Commercial mortgages:
Construction	50,353	45,558
Commercial mortgages, other	615,221	598,772
Residential mortgages	188,636	194,440
Consumer loans:
Credit cards	1,393	1,517
Home equity lines and loans	98,239	100,591
Indirect consumer loans	157,123	153,060
Direct consumer loans	17,293	18,879
Total loans, net of deferred origination fees and costs	1,320,638	1,311,824
Interest receivable on loans	3,884	3,758
Total recorded investment in loans	$1,324,522	$1,315,582

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,969	$8,740	$1,445	$4,491	$19,645
Charge-offs	—	—	(60)	(380)	(440)
Recoveries	13	—	—	117	130
Net recoveries (charge-offs)	13	—	(60)	(263)	(310)
Provision	285	(91)	11	95	300
Ending balance	$5,267	$8,649	$1,396	$4,323	$19,635

	Three Months Ended September 30, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$1,883	$7,778	$1,517	$3,926	$15,104
Charge-offs	(89)	(154)	(133)	(440)	(816)
Recoveries	34	1	—	82	117
Net recoveries (charge-offs)	(55)	(153)	(133)	(358)	(699)
Provision	99	758	12	420	1,289
Ending balance	$1,927	$8,383	$1,396	$3,988	$15,694

	Nine Months Ended September 30, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$6,976	$8,514	$1,316	$4,355	$21,161
Charge-offs:	(3,644)	(145)	(225)	(1,301)	(5,315)
Recoveries:	34	2	5	377	418
Net recoveries (charge-offs)	(3,610)	(143)	(220)	(924)	(4,897)
Provision	1,901	278	300	892	3,371
Ending balance	$5,267	$8,649	$1,396	$4,323	$19,635

	Nine Months Ended September 30, 2017
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$1,589	$7,270	$1,523	$3,871	$14,253
Charge-offs:	(96)	(154)	(193)	(1,265)	(1,708)
Recoveries:	95	4	30	270	399
Net recoveries (charge-offs)	(1)	(150)	(163)	(995)	(1,309)
Provision	339	1,263	36	1,112	2,750
Ending balance	$1,927	$8,383	$1,396	$3,988	$15,694

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,713	$496	$—	$—	$2,209
Collectively evaluated for impairment	3,554	8,153	1,396	4,323	17,426
Total ending allowance balance	$5,267	$8,649	$1,396	$4,323	$19,635

	December 31, 2017
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,135	$802	$—	$—	$5,937
Collectively evaluated for impairment	1,841	7,683	1,316	4,355	15,195
Loans acquired with deteriorated credit quality	—	29	—	—	29
Total ending allowance balance	$6,976	$8,514	$1,316	$4,355	$21,161

	September 30, 2018
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,181	$6,572	$410	$58	$9,221
Loans collectively evaluated for impairment	190,777	661,003	188,751	274,770	1,315,301
Total ending loans balance	$192,958	$667,575	$189,161	$274,828	$1,324,522

	December 31, 2017
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,133	$7,302	$427	$64	$13,926
Loans collectively evaluated for impairment	193,443	638,080	194,510	274,831	1,300,864
Loans acquired with deteriorated credit quality	—	792	—	—	792
Total ending loans balance	$199,576	$646,174	$194,937	$274,895	$1,315,582

The following table presents loans individually evaluated for impairment recognized by class of loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$405	$405	$—	$861	$867	$—
Commercial mortgages:
Construction	322	323	—	364	365	—
Commercial mortgages, other	4,342	4,309	—	4,135	4,138	—
Residential mortgages	432	410	—	450	427	—
Consumer loans:
Home equity lines and loans	57	58	—	64	64	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,773	1,776	1,713	5,231	5,266	5,135
Commercial mortgages:
Commercial mortgages, other	1,939	1,940	496	2,989	2,799	802
Total	$9,270	$9,221	$2,209	$14,094	$13,926	$5,937

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans as of the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$526	$1	$661	$8	$673	$11	$666	$24
Commercial mortgages:
Construction	330	3	974	3	344	8	946	9
Commercial mortgages, other	4,339	5	4,946	5	4,257	16	5,973	73
Residential mortgages	413	2	439	2	420	6	416	6
Consumer loans:
Home equity lines & loans	59	1	68	1	61	2	76	2
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,573	1	291	3	3,359	2	145	4
Commercial mortgages:
Commercial mortgages, other	2,040	1	4,721	4	2,419	4	3,989	10
Consumer loans:
Home equity lines and loans	—	—	—	—	—	—	180	—
Total	$9,280	$14	$12,100	$26	$11,533	$49	$12,391	$128
(1)Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of September 30, 2018 and December 31, 2017 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Commercial and agricultural:
Commercial and industrial	$2,075	$5,250	$—	$5
Commercial mortgages:
Construction	115	135	—	—
Commercial mortgages, other	5,849	6,520	—	—
Residential mortgages	2,654	3,160	—	—
Consumer loans:
Credit cards	—	—	14	24
Home equity lines and loans	1,289	1,310	—	—
Indirect consumer loans	616	935	—	—
Direct consumer loans	31	14	—	—
Total	$12,629	$17,324	$14	$29

The following tables present the aging of the recorded investment in loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$5,894	$121	$14	$6,029	$—	$186,641	$192,670
Agricultural	—	—	—	—	—	288	288
Commercial mortgages:
Construction	—	—	—	—	—	50,504	50,504
Commercial mortgages, other	2,137	25	436	2,598	—	614,473	617,071
Residential mortgages	1,324	510	946	2,780	—	186,381	189,161
Consumer loans:
Credit cards	5	4	14	23	—	1,370	1,393
Home equity lines and loans	244	111	816	1,171	—	97,366	98,537
Indirect consumer loans	1,424	240	305	1,969	—	155,557	157,526
Direct consumer loans	59	21	23	103	—	17,269	17,372
Total	$11,087	$1,032	$2,554	$14,673	$—	$1,309,849	$1,324,522

	December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Acquired with Deteriorated Credit Quality	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,689	$999	$20	$2,708	$—	$196,322	$199,030
Agricultural	—	—	—	—	—	546	546
Commercial mortgages:
Construction	—	—	—	—	—	45,688	45,688
Commercial mortgages, other	2,399	115	748	3,262	792	596,432	600,486
Residential mortgages	1,399	939	1,474	3,812	—	191,125	194,937
Consumer loans:
Credit cards	17	9	24	50	—	1,466	1,516
Home equity lines and loans	265	31	983	1,279	—	99,599	100,878
Indirect consumer loans	1,822	484	581	2,887	—	150,645	153,532
Direct consumer loans	48	28	2	78	—	18,891	18,969
Total	$7,639	$2,605	$3,832	$14,076	$792	$1,300,714	$1,315,582

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

As of September 30, 2018 and December 31, 2017, the Corporation has a recorded investment in TDRs of $6.6 million and $7.7 million, respectively.  There were specific reserves of $0.5 million and $0.7 million allocated for TDRs at September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018, TDRs totaling $0.9 million were accruing interest under the modified terms and $5.7 million were on non-accrual status.  As of December 31, 2017, TDRs totaling $1.7 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  The Corporation had committed no additional amounts as of both September 30, 2018 and December 31, 2017, to customers with outstanding loans that are classified as TDRs.

There were no loans modified as TDRs during the three month period ended September 30, 2018 while the terms of certain loans were modified as TDRs during the three month period ended September 30, 2017. The modification of the terms of two commercial and industrial term loans during the three months ended September 30, 2017 included a reduction of the schedule amortized payments for greater than a three month period, the release of collateral related to one of the loans, and the extension of a maturity date.

During the nine months ended September 30, 2018 and 2017, the terms of certain loans were modified as TDRs. The modification of the terms of one commercial and industrial term loan during the nine months ended September 30, 2018 included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. In addition to the modification noted above, the modification of two commercial and industrial term loans and one line of credit during the nine months ended September 30, 2017 included consolidating the loans into one commercial and industrial loan, extending the maturity date by approximately two years, and lowering the monthly payment. An additional piece of equipment was taken as collateral, but was not considered to be of greater value than the concession given. The modification of the terms of one commercial mortgage loan during the nine months ended September 30, 2017 included a reduction of the scheduled amortized payments of the loan for greater than a three month period. The modification of the terms of a residential mortgage loan during the nine months ended September 30, 2017 included an extension of the maturity date by approximately five years and a postponement of the scheduled amortized past due payments to the end of the loan.

The following table presents loans by class modified as TDRs that occurred during the three month period ended September 30, 2017 (dollars in thousands):

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

The following tables present loans by class modified as TDRs that occurred during the nine months ended September 30, 2018 and 2017 (dollars in thousands):

September 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$100	$100
Total	1	$100	$100

September 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	3	$677	$677
Commercial mortgages:
Commercial mortgages	1	$166	$166
Residential mortgages	1	105	105
Total	5	$948	$948

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2018. The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in no charge-offs during the nine months ended September 30, 2017.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and nine month periods ended September 30, 2018 and 2017.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of September 30, 2018 and December 31, 2017, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	September 30, 2018
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$179,502	$9,421	$2,021	$1,726	$—	$192,670
Agricultural	—	288	—	—	—	—	288
Commercial mortgages:
Construction	—	50,389	—	115	—	—	50,504
Commercial mortgages	—	592,724	10,793	12,252	1,302	—	617,071
Residential mortgages	186,507	—	—	2,654	—	—	189,161
Consumer loans:
Credit cards	1,393	—	—	—	—	—	1,393
Home equity lines and loans	97,248	—	—	1,289	—	—	98,537
Indirect consumer loans	156,910	—	—	616	—	—	157,526
Direct consumer loans	17,341	—	—	31	—	—	17,372
Total	$459,399	$822,903	$20,214	$18,978	$3,028	$—	$1,324,522

	December 31, 2017
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Loans acquired with deteriorated credit quality	Total
Commercial and agricultural:
Commercial and industrial	$—	$186,556	$4,447	$6,605	$1,422	$—	$199,030
Agricultural	—	546	—	—	—	—	546
Commercial mortgages:
Construction	—	45,553	—	135	—	—	45,688
Commercial mortgages	—	575,321	9,665	13,331	1,377	792	600,486
Residential mortgages	191,777	—	—	3,160	—	—	194,937
Consumer loans:
Credit cards	1,516	—	—	—	—	—	1,516
Home equity lines and loans	99,568	—	—	1,310	—	—	100,878
Indirect consumer loans	152,598	—	—	934	—	—	153,532
Direct consumer loans	18,955	—	—	14	—	—	18,969
Total	$464,414	$807,976	$14,112	$25,489	$2,799	$792	$1,315,582

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$186,507	$1,393	$97,248	$156,910	$17,341
Non-Performing	2,654	—	1,289	616	31
	$189,161	$1,393	$98,537	$157,526	$17,372

	December 31, 2017
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$191,777	$1,516	$99,568	$152,598	$18,955
Non-Performing	3,160	—	1,310	934	14
	$194,937	$1,516	$100,878	$153,532	$18,969

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$10,453	$—	$10,453	$—
Mortgage-backed securities, residential	186,777	—	186,777	—
Obligations of states and political subdivisions	45,545	—	45,545	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	3,448	—	3,448	—
Total available for sale securities	$246,473	$—	$246,473	$—

Equity investments	$1,153	$1,153	$—	$—
Derivative assets	2,503	—	2,503	—

Financial Liabilities:
Derivative liabilities	$2,516	$—	$2,503	$13

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2018.

		Fair Value Measurement at December 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$15,491	$—	$15,491	$—
Mortgage-backed securities, residential	219,909	—	219,909	—
Obligations of states and political subdivisions	53,132	—	53,132	—
Corporate bonds and notes	251	—	251	—
SBA loan pools	4,308	—	4,308	—
Total available for sale securities	$293,091	$—	$293,091	$—

Equity investments	$1,192	$1,192	$—	$—
Derivative assets	974	—	974	—

Financial Liabilities:
Derivative liabilities	$1,049	$—	$974	$75

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2017. During the three months ended September 30, 2017, the Corporation transferred corporate bonds with a fair market value of $242 thousand from Level 3 to Level 2 due to the availability of pricing in secondary markets.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended September 30, 2018 and September 30, 2017 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance of recurring Level 3 assets at July 1	$—	$252	$(18)	$(71)
Derivative instruments entered into	—	—	—	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	5	—
Included in other comprehensive income	—	(10)	—	—
Transfers out of Level 3	—	(242)	—	—
Balance of recurring Level 3 assets at September 30	$—	$—	$(13)	$(71)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2018 and September 30, 2017 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance of recurring Level 3 assets at January 1	$—	$250	$(75)	$(68)
Derivative instruments entered into	—	—	—	(1)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	62	(2)
Included in other comprehensive income	—	(8)	—	—
Transfers out of Level 3	—	(242)	—	—
Balance of recurring Level 3 assets at September 30	$—	$—	$(13)	$(71)

The following table presents information related to Level 3 recurring fair value measurements at September 30, 2018 and December 31, 2017 (in thousands):

Description	Fair Value at September 30, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2018
Derivative liabilities	$13	Historical trend	Credit default rate	8.04% - 8.04% [8.04%]

Description	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2017
Derivative liabilities	$75	Historical trend	Credit default rate	5.67% - 5.67% [5.67%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$12	$—	$—	$12	$—
Total impaired loans	$12	$—	$—	$12	$—
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$375	$—	$—	$375	$—
Residential mortgages	204	—	—	204	—
Consumer loans:
Home equity lines and loans	148	—	—	148	—
Total other real estate owned, net	$727	$—	$—	$727	$—

		Fair Value Measurement at December 31, 2017 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial and agricultural:
Commercial and industrial	$96	$—	$—	$96	$(70)
Commercial mortgages:
Commercial mortgages	411	—	—	411	(105)
Total impaired loans	$507	$—	$—	$507	$(175)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$1,483	$—	$—	$1,483	$(43)
Residential mortgages	382	—	—	382	—
Consumer loans:
Home equity lines and loans	75	—	—	75	—
Total other real estate owned, net	$1,940	$—	$—	$1,940	$(43)

The following tables present information related to Level 3 non-recurring fair value measurement at September 30, 2018 and December 31, 2017 (in thousands):

Description	Fair Value at September 30, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2018
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$12	Sales comparison	Discount to appraised value	0.00% - 0.00% [0.00%]
	$12

OREO:
Commercial mortgages:
Commercial mortgages	$375	Sales comparison	Discount to appraised value	10.00% - 22.00% [14.56%]
Residential mortgages	204	Sales comparison	Discount to appraised value	20.80% - 39.78% [22.94%]
Consumer loans:
Home equity lines and loans	148	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$727

Description	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2017
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$96	Sales comparison	Discount to appraised value	0.00% - 36.07% [33.02%]
Commercial mortgages:
Commercial mortgages	411	Sales comparison	Discount to appraised value	10.00% - 89.98% [51.35%]
	$507

OREO:
Commercial mortgages:
Commercial mortgages	$1,483	Sales comparison	Discount to appraised value	10.00% - 22.95% [19.75%]
Residential mortgages	382	Sales comparison	Discount to appraised value	17.28% - 27.97% [20.77%]
Consumer loans:
Home equity lines and loans	75	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$1,940

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2018 and December 31, 2017, are as follows (in thousands):

	September 30, 2018
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$31,831	$31,831	$—	$—	$31,831
Interest-earning deposits in other financial institutions	82,081	82,081	—	—	82,081
Equity investments	1,153	1,153	—	—	1,153
Securities available for sale	246,473	—	246,473	—	246,473
Securities held to maturity	4,203	—	2,067	2,123	4,190
FHLBNY and FRBNY stock	3,138	—	—	—	N/A
Loans, net and loans held for sale	1,302,718	—	—	1,283,057	1,283,057
Accrued interest receivable	4,768	17	867	3,884	4,768
Derivative assets	2,503	—	2,503	—	2,503

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,431,096	$1,431,096	$—	$—	$1,431,096
Time deposits	144,901	—	145,401	—	145,401
Accrued interest payable	176	29	147	—	176
Derivative liabilities	2,516	—	2,503	13	2,516
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2017
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$27,966	$27,966	$—	$—	$27,966
Interest-earning deposits in other financial institutions	2,763	2,763	—	—	2,763
Equity investments	1,192	1,192	—	—	1,192
Securities available for sale	293,091	—	293,091	—	293,091
Securities held to maturity	3,781	—	1,830	1,946	3,776
FHLBNY and FRBNY stock	5,784	—	—	—	N/A
Loans, net	1,291,205	—	—	1,289,584	1,289,584
Loans held for sale	542	—	542	—	542
Accrued interest receivable	4,642	1	867	3,774	4,642
Derivative assets	974	—	974	—	974

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,349,084	$1,349,084	$—	$—	$1,349,084
Time deposits	118,362	—	118,598	—	118,598
Securities sold under agreements to repurchase	10,000	—	10,058	—	10,058
FHLBNY overnight advances	57,700	—	57,700	—	57,700
FHLBNY term advances	2,000	—	2,001	—	2,001
Accrued interest payable	148	24	124	—	148
Derivative liabilities	1,049	—	974	75	1,049
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2018 and 2017 were as follows (in thousands):

	2018	2017
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2018 and December 31, 2017 (in thousands):

	At September 30, 2018		At December 31, 2017
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,489	$5,975	$5,196
Other customer relationship intangibles	5,633	4,592	5,633	4,327
Total	$11,608	$10,081	$11,608	$9,523

Aggregate amortization expense was $0.2 million for both of the three month periods ended September 30, 2018 and 2017. Aggregate amortization expense was $0.6 million and $0.7 million for the nine month periods ended September 30, 2018 and 2017, respectively.

The remaining estimated aggregate amortization expense at September 30, 2018 is listed below (in thousands):

Year	Estimated Expense
2018	$176
2019	609
2020	484
2021	258
2022	—
Total	$1,527

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

There were no securities sold under agreements to repurchase as of September 30, 2018.

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$14,516	$26,544	$16,019	$28,591
Unused lines of credit	1,246	202,355	1,604	200,353
Standby letters of credit	—	15,627	—	15,022

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of September 30, 2018, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2018	$(7,223)	$(6,898)	$(14,121)
Other comprehensive income before reclassification	(1,179)	—	(1,179)
Amounts reclassified from accumulated other comprehensive income	—	13	13
Net current period other comprehensive income (loss)	(1,179)	13	(1,166)
Balance at September 30, 2018	$(8,402)	$(6,885)	$(15,287)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2017	$(615)	$(6,357)	$(6,972)
Other comprehensive loss before reclassification	(324)	—	(324)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current period other comprehensive income (loss)	(324)	21	(303)
Balance at September 30, 2017	$(939)	$(6,336)	$(7,275)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2018	$(3,415)	$(6,925)	$(10,340)
Cumulative effect of account change	(202)	—	(202)
Balance at January 1, 2018, as adjusted	(3,617)	(6,925)	(10,542)
Other comprehensive income before reclassification	(4,785)	—	(4,785)
Amounts reclassified from accumulated other comprehensive income	—	40	40
Net current period other comprehensive income (loss)	(4,785)	40	(4,745)
Balance at September 30, 2018	$(8,402)	$(6,885)	$(15,287)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2017	$(4,356)	$(6,398)	$(10,754)
Other comprehensive income before reclassification	3,425	—	3,425
Amounts reclassified from accumulated other comprehensive income	(8)	62	54
Net current period other comprehensive income	3,417	62	3,479
Balance at September 30, 2017	$(939)	$(6,336)	$(7,275)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2018	2017
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$—	Net gains (losses) on securities transactions
Tax effect	—	—	Income tax expense
Net of tax	—	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(55)	(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	72	88	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(12)	Income tax expense
Net of tax	13	21
Total reclassification for the period, net of tax	$13	$21
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2018	2017
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$(12)	Net gains (losses) on securities transactions
Tax effect	—	4	Income tax expense
Net of tax	—	(8)
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(165)	(165)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	218	264	Other components of net periodic pension and postretirement benefits
Tax effect	(13)	(37)	Income tax expense
Net of tax	40	62
Total reclassification for the period, net of tax	$40	$54
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine months ended September 30, 2018 and 2017 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,035	$—	$—	$1,035
Other	196	—	—	196
Interchange revenue from debit card transactions	982	—	—	982
WMG fee income	—	2,406	—	2,406
CFS fee and commission income	—	—	120	120
Net gains (losses) on sales of OREO	123	—	—	123
Net gains on sales of loans(a)	79	—	—	79
Loan servicing fees(a)	22	—	—	22
Changes in fair value of equity investments(a)	2,140	—	1	2,141
Other(a)	410	—	(133)	277
Total non-interest income (loss)	$4,987	$2,406	$(12)	$7,381

	Three Months Ended September 30, 2017 (b)
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,142	$—	$—	$1,142
Other	127	—	—	127
Interchange revenue from debit card transactions	925	—	—	925
WMG fee income	—	2,147	—	2,147
CFS fee and commission income	—	—	139	139
Net gains (losses) on sales of OREO	30	—	—	30
Net gains on sales of loans(a)	71	—	—	71
Loan servicing fees(a)	21	—	—	21
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	32	—	—	32
Other(a)	641	—	(109)	532
Total non-interest income	$2,989	$2,147	$30	$5,166
(a) Not within scope of ASC 606.
(b) The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
(c) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,939	$—	$—	$2,939
Other	600	—	—	600
Interchange revenue from debit card transactions	3,013	—	—	3,013
WMG fee income	—	7,095	—	7,095
CFS fee and commission income	—	—	365	365
Net gains (losses) on sales of OREO	119	—	—	119
Net gains on sales of loans(a)	184	—	—	184
Loan servicing fees(a)	67	—	—	67
Changes in fair value of equity investments(a)	2,148	—	17	2,165
Other(a)	1,922	—	(288)	1,634
Total non-interest income	$10,992	$7,095	$94	$18,181

	Nine Months Ended September 30, 2017 (b)
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(c)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$3,092	$—	$—	$3,092
Other	586	—	—	586
Interchange revenue from debit card transactions	2,809	—	—	2,809
WMG fee income	—	6,525	—	6,525
CFS fee and commission income	—	—	452	452
Net gains on sales of OREO	38	—	—	38
Net gains on sales of loans(a)	193	—	—	193
Loan servicing fees(a)	62	—	—	62
Net gains on sales of securities(a)	12	—	—	12
Change in fair value of equity securities(a)	96	—	—	96
Other(a)	1,340	—	(170)	1,170
Total non-interest income	$8,228	$6,525	$282	$15,035
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

WMG Fee Income (Gross): The Corporation earns wealth management fees from its contracts with trust customers to manage assets for investment, and/or to conduct transactions on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at quarter-end.

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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	385	403	1,154	1,209
Expected return on plan assets	(826)	(785)	(2,478)	(2,355)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	43	58	130	174
Net periodic pension benefit	$(398)	$(324)	$(1,194)	$(972)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	12	12	36	36
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	1	1	5	3
Net periodic supplemental pension cost	$13	$13	$41	$39

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	3	11	11
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(55)	(165)	(165)
Amortization of unrecognized net loss	28	29	83	87
Net periodic postretirement, medical and life benefit	$(23)	$(23)	$(71)	$(67)

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

	Three months ended September 30, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,122	$—	$14	$16,136
Interest expense	1,057	—	—	1,057
Net interest income	15,065	—	14	15,079
Provision for loan losses	300	—	—	300
Net interest income after provision for loan losses	14,765	—	14	14,779
Other non-interest income	4,987	2,406	(12)	7,381
Other non-interest expenses	11,871	1,307	250	13,428
Income (loss) before income tax expense (benefit)	7,881	1,099	(248)	8,732
Income tax expense (benefit)	1,555	281	(34)	1,802
Segment net income (loss)	$6,326	$818	$(214)	$6,930

	Three months ended September 30, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$15,487	$—	$10	$15,497
Interest expense	734	—	—	734
Net interest income	14,753	—	10	14,763
Provision for loan losses	1,289	—	—	1,289
Net interest income after provision for loan losses	13,464	—	10	13,474
Other non-interest income	2,989	2,147	30	5,166
Other non-interest expenses	11,651	1,370	255	13,276
Income (loss) before income tax expense (benefit)	4,802	777	(215)	5,364
Income tax expense (benefit)	1,457	295	(42)	1,710
Segment net income (loss)	$3,345	$482	$(173)	$3,654

	Nine months ended September 30, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$47,645	$—	$29	$47,674
Interest expense	2,678	—	—	2,678
Net interest income	44,967	—	29	44,996
Provision for loan losses	3,371	—	—	3,371
Net interest income after provision for loan losses	41,596	—	29	41,625
Other non-interest income	10,992	7,095	94	18,181
Legal settlements	989	—	—	989
Other non-interest expenses	36,300	4,414	858	41,572
Income (loss) before income tax expense (benefit)	15,299	2,681	(735)	17,245
Income tax expense (benefit)	2,791	684	(126)	3,349
Segment net income (loss)	$12,508	$1,997	$(609)	$13,896

Segment assets	$1,740,311	$3,800	$9,753	$1,753,864

	Nine months ended September 30, 2017
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$44,478	$—	$17	$44,495
Interest expense	2,288	—	—	2,288
Net interest income	42,190	—	17	42,207
Provision for loan losses	2,750	—	—	2,750
Net interest income after provision for loan losses	39,440	—	17	39,457
Other non-interest income	8,228	6,525	282	15,035
Legal accruals and settlements	850	—	—	850
Other non-interest expenses	34,795	4,142	866	39,803
Income (loss) before income tax expense (benefit)	12,023	2,383	(567)	13,839
Income tax expense (benefit)	3,523	904	(177)	4,250
Segment net income (loss)	$8,500	$1,479	$(390)	$9,589

Segment assets	$1,721,571	$4,112	$5,999	$1,731,682

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

During January 2018 and 2017, 6,015 and 7,880 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $86 thousand and $68 thousand related to this compensation was recognized during the three month periods ended September 30, 2018 and 2017, respectively. An expense of $271 thousand and $222 thousand related to this compensation was recognized during the nine month periods ended September 30, 2018 and 2017, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended September 30, 2018 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2018	23,084	$37.88
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Nonvested at September 30, 2018	23,084	$37.88

A summary of restricted stock activity for the nine month period ended September 30, 2018 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2018	25,522	$38.01
Granted	—	—
Vested	(2,438)	39.28
Forfeited or cancelled	—	—
Nonvested at September 30, 2018	23,084	$37.88

As of September 30, 2018, there was $654 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.08 years.  The total fair value of shares vested was $112 thousand and $16 thousand for the nine month periods ended September 30, 2018 and 2017, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 and 2017.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2017 Annual Report on Form 10-K, which was filed with the SEC on March 8, 2018, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–5.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and in Part I, Item 1A, Risk Factors, on pages 17–24 of the Corporation’s 2017 Form 10-K.  For a discussion of use of non-GAAP financial measures, see pages 64–67 of the Corporation's 2017 Form 10-K or pages 71-74 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2017 Annual Report on Form 10-K.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2018	2018	2018	2017	2017	2018	2017
RESULTS OF OPERATIONS
Interest income	$16,136	$15,869	$15,669	$15,560	$15,497	$47,674	$44,495
Interest expense	1,057	852	769	780	734	2,678	2,288
Net interest income	15,079	15,017	14,900	14,780	14,763	44,996	42,207
Provision for loan losses	300	2,362	709	6,272	1,289	3,371	2,750
Net interest income after provision for loan losses	14,779	12,655	14,191	8,508	13,474	41,625	39,457
Non-interest income	7,381	5,325	5,475	5,456	5,166	18,181	15,035
Non-interest expense	13,428	14,967	14,166	13,111	13,276	42,561	40,653
Income before income tax expense	8,732	3,013	5,500	853	5,364	17,245	13,839
Income tax expense	1,802	486	1,061	3,012	1,710	3,349	4,250
Net income (loss)	$6,930	$2,527	$4,439	$(2,159)	$3,654	$13,896	$9,589

Basic and diluted earnings per share	$1.43	$0.52	$0.92	$(0.45)	$0.76	$2.88	$2.00
Average basic and diluted shares outstanding	4,834	4,828	4,822	4,809	4,802	4,828	4,796

PERFORMANCE RATIOS - Annualized
Return on average assets	1.61%	0.59%	1.06%	(0.50)%	0.85%	1.09%	0.75%
Return on average equity	17.81%	6.70%	11.96%	(5.53)%	9.46%	12.22%	8.54%
Return on average tangible equity (a)	21.01%	7.94%	14.21%	(6.55)%	11.24%	14.47%	10.21%
Efficiency ratio (a) (b)	64.72%	67.47%	68.21%	63.43%	64.83%	66.80%	67.72%
Non-interest expense to average assets	3.13%	3.52%	3.37%	3.01%	3.09%	3.34%	3.18%
Loans to deposits	83.80%	90.23%	86.94%	89.40%	83.85%	83.80%	83.85%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.36%	4.33%	4.34%	4.26%	4.34%	4.34%	4.24%
Yield on investments	2.18%	2.21%	2.22%	2.15%	2.16%	2.20%	2.05%
Yield on interest-earning assets	3.96%	3.94%	3.94%	3.82%	3.86%	3.95%	3.72%
Cost of interest-bearing deposits	0.33%	0.24%	0.20%	0.20%	0.20%	0.25%	0.20%
Cost of borrowings	2.38%	2.41%	2.23%	2.42%	2.95%	2.33%	2.95%
Cost of interest-bearing liabilities	0.39%	0.32%	0.29%	0.28%	0.27%	0.33%	0.27%
Interest rate spread	3.57%	3.62%	3.65%	3.54%	3.59%	3.62%	3.45%
Net interest margin, fully taxable equivalent	3.71%	3.73%	3.75%	3.63%	3.68%	3.73%	3.53%

CAPITAL
Total equity to total assets at end of period	8.92%	8.88%	8.84%	8.77%	8.91%	8.92%	8.91%
Tangible equity to tangible assets at end of period (a)	7.69%	7.60%	7.55%	7.48%	7.62%	7.69%	7.62%

Book value per share	$32.35	$31.42	$31.16	$31.10	$32.11	$32.35	$32.11
Tangible book value per share (a)	27.53	26.55	26.24	26.14	27.09	27.53	27.09
Period-end market value per share	42.43	50.11	46.47	48.10	47.10	42.43	47.10
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.78	0.78

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,330,071	$1,328,386	$1,315,207	$1,291,414	$1,259,919	$1,324,610	$1,237,681
Earning assets	1,625,132	1,625,591	1,623,748	1,639,257	1,615,833	1,624,830	1,618,788
Total assets	1,704,721	1,703,722	1,703,047	1,727,616	1,707,111	1,703,834	1,708,360
Deposits	1,501,082	1,495,410	1,488,708	1,516,390	1,512,685	1,495,111	1,513,804
Total equity	154,331	151,216	150,495	154,767	153,244	152,026	150,038
Tangible equity (a)	130,891	127,591	126,665	130,759	129,024	128,396	125,603

ASSET QUALITY
Net charge-offs	$310	$4,107	$480	$805	$699	$4,897	$1,309

Non-performing loans (d)	12,629	12,790	17,280	17,324	14,028	12,629	14,028
Non-performing assets (e)	13,356	13,676	19,113	19,264	14,216	13,356	14,216
Allowance for loan losses	19,635	19,645	21,390	21,161	15,694	19,635	15,694

Annualized net charge-offs to average loans	0.09%	1.24%	0.15%	0.25%	0.22%	0.49%	0.14%
Non-performing loans to total loans	0.96%	0.96%	1.31%	1.32%	1.09%	0.96%	1.09%
Non-performing assets to total assets	0.76%	0.80%	1.12%	1.13%	0.82%	0.76%	0.82%
Allowance for loan losses to total loans	1.49%	1.47%	1.62%	1.61%	1.22%	1.49%	1.22%
Allowance for loan losses to non-performing loans	155.48%	153.60%	123.78%	122.15%	111.88%	155.48%	111.88%

(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

(c) Loans and loans held for sale do not reflect the allowance for loan losses.
(d) Non-performing loans include non-accrual loans only.
(e) Non-performing assets include non-performing loans plus other real estate owned.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 71-74 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
Net interest income	$15,079	$14,763	$316	2.1%
Non-interest income	7,381	5,166	2,215	42.9%
Non-interest expense	13,428	13,276	152	1.1%
Pre-provision income	9,032	6,653	2,379	35.8%
Provision for loan losses	300	1,289	(989)	(76.7)%
Income tax expense	1,802	1,710	92	5.4%
Net income	$6,930	$3,654	$3,276	89.7%

Basic and diluted earnings per share	$1.43	$0.76	$0.67	88.2%

Selected financial ratios:
Return on average assets	1.61%	0.85%
Return on average equity	17.81%	9.46%
Net interest margin, fully taxable equivalent	3.71%	3.68%
Efficiency ratio	64.72%	64.83%
Non-interest expenses to average assets	3.13%	3.09%

Net income for the third quarter of 2018 was $6.9 million, or $1.43 per share, compared with $3.7 million, or $0.76 per share, for the same period in the prior year.  Return on average equity for the current quarter was 17.81%, compared with 9.46% for the prior year quarter.  The increase in net income was driven by increases in non-interest income and net interest income, along with a decrease in the provision for loan losses.

Net interest income
Net interest income increased $0.3 million, or 2.1%, compared with the same period in the prior year. The increase was due primarily to increases in interest income from the commercial and consumer loan portfolios, partially offset by decreases in interest income from taxable and tax-exempt securities and an increase in interest expense on interest-bearing deposits.

Non-interest income
Non-interest income increased $2.2 million, or 42.9%, compared with the same period in the prior year.  The increase was due primarily to a $2.1 million increase in fair value of equity investments recognized as a result of the sale of Visa Class B shares and an increase in WMG fee income.

Non-interest expense
Non-interest expense increased $0.2 million, or 1.1%, compared with the same period in the prior year.  The increase was due primarily to increases in salaries and wages, net occupancy and data processing expenses, partially offset by decreases in pension and other employee benefits and other non-interest expenses, and an increased credit in other components of net periodic pension and postretirement benefits. For the three months ended September 30, 2018, non-interest expense to average assets was 3.13%, compared with 3.09% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $1.0 million, or 76.7%, compared to the same period in the prior year.  The decrease was due primarily to a decline in total loans during the third quarter of 2018, compared to the growth of total loans for the same period in the prior year. Net charge-offs decreased $0.4 million, compared with the same period in the prior year.

Income tax expense
Income tax expense increased $0.1 million, or 5.4%, compared to the same period in the prior year. The increase was due primarily to a $3.4 million increase in income before income tax expense, partially offset by the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Act. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation’s state income tax.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
Net interest income	$44,996	$42,207	$2,789	6.6%
Non-interest income	18,181	15,035	3,146	20.9%
Non-interest expense	42,561	40,653	1,908	4.7%
Pre-provision income	20,616	16,589	4,027	24.3%
Provision for loan losses	3,371	2,750	621	22.6%
Income tax expense	3,349	4,250	(901)	(21.2)%
Net income	$13,896	$9,589	$4,307	44.9%

Basic and diluted earnings per share	$2.88	$2.00	$0.88	44.0%

Selected financial ratios:
Return on average assets	1.09%	0.75%
Return on average equity	12.22%	8.54%
Net interest margin, fully taxable equivalent	3.73%	3.53%
Efficiency ratio	66.80%	67.72%
Non-interest expense to average assets	3.34%	3.18%

Net income for the nine months ended September 30, 2018 was $13.9 million, or $2.88 per share, compared with $9.6 million, or $2.00 per share, for the same period in the prior year.  Return on average equity for the nine months ended September 30, 2018 was 12.22%, compared with 8.54% for the same period in the prior year.  The increase in net income from the prior year period was driven by increases in net interest income and non-interest income and a reduction in income tax expense, partially offset by increases in non-interest expense and the provision for loan losses.

Net interest income
Net interest income increased $2.8 million, or 6.6%, compared with the same period in the prior year. The increase was due primarily to increases in interest income from the commercial and consumer loan portfolios, partially offset by decreases in interest income on taxable securities, tax-exempt securities and interest-earning deposits, along with an increase in interest expense on deposits.

Non-interest income
Non-interest income increased $3.1 million, or 20.9%, compared to the same period in the prior year.  The increase was due primarily to a $2.1 million increase in fair value of equity investments recognized as a result of the sale of Visa Class B shares and increases in WMG fee income, interchange revenue from debit card transactions, and other non-interest income.

Non-interest expense
Non-interest expense increased $1.9 million, or 4.7%, compared to the same period in the prior year.  The increase was due primarily to increases in salaries and wages, data processing expenses, professional services, marketing and advertising expenses and other real estate owned expenses, partially offset by a decrease in furniture and equipment expenses and an increased credit in other components of net periodic pension and postretirement benefits. For the nine months ended September 30, 2018, non-interest expense to average assets was 3.34%, compared with 3.18% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.6 million, or 22.6%, compared to the same period in the prior year.  The increase was due primarily to an increase in the historical loss factor of the commercial and industrial loan portfolio, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the first nine months of 2018, compared to the same period in the prior year. The increase in the provision for loan losses due to the historical loss factor was partially offset by a decline in the growth of total loans for the nine months ended September 30, 2018 when compared to the same period in the prior year. Net charge-offs increased $3.6 million, compared with the same period in the prior year, mostly due to the previously mentioned charge-off of multiple loans to one borrower.

Income tax expense
Income tax expense decreased $0.9 million, or 21.2%, compared to the same period in the prior year. The decrease was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Act. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation’s state income tax. These items were partially offset by a $3.4 million increase in income before income tax expense.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2018 and 2017. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 71 of this Form 10-Q and page 64 of the Corporation’s 2017 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
Interest and dividend income	$16,136	$15,497	$639	4.1%
Interest expense	1,057	734	323	44.0%
Net interest income	$15,079	$14,763	$316	2.1%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2018 totaled $15.1 million compared with $14.8 million for the same period in the prior year, an increase of $0.3 million, or 2.1%.  Interest and fees from loans increased $0.9 million, while interest from investments, including interest-earning deposits, decreased $0.2 million in the third quarter of 2018 as compared to the same period in the prior year. Interest expense on deposits and borrowed funds increased $0.4 million, while interest expense on securities sold under agreements to repurchase decreased $0.1 million in the third quarter of 2018 when compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.71% for the three months ended September 30, 2018 compared with 3.68% for the same period in the prior year.  Average interest-earning assets increased $9.3 million in the third quarter of 2018, compared to the same period in the prior year due primarily to an increase in the average balance of commercial and consumer loans, partially offset by decreases in the average balance of mortgage loans, taxable and tax-exempt securities, and interest-earning deposits. The average yield on interest-earning assets increased ten basis points, while the average cost of interest-bearing liabilities increased twelve basis points in the third quarter of 2018, compared to the same period in the prior year. The increase in interest and dividend income for the current quarter can be mostly attributed to a $62.0 million increase in the average balance of commercial loans, primarily commercial real estate, along with a six basis points increase in the average yield on commercial loans, and a $16.0 million increase in the average balance of consumer loans, compared to the same period in the prior year. The increase in interest expense for the current quarter can be mostly attributed to an increase in the average interest rates on interest-bearing deposit accounts, including promotional interest rates on time deposits, and a $7.8 million increase in the average balance of FHLB advances and securities sold under agreements to repurchase. The increase in the average cost of interest-bearing liabilities can be attributed to increases of twelve basis points in the average cost of interest-bearing demand deposits, seven basis points in the average cost of savings and money market accounts, and 39 basis points in the average cost of time deposits, related to promotional rates, offset by a decrease of 57 basis points in the average cost of FHLB advances and securities sold under agreements to repurchase.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
Interest and dividend income	$47,674	$44,495	$3,179	7.1%
Interest expense	2,678	2,288	390	17.0%
Net interest income	$44,996	$42,207	$2,789	6.6%

Net interest income for the nine months ended September 30, 2018 totaled $45.0 million compared with $42.2 million for the same period in the prior year, an increase of $2.8 million, or 6.6%.  Interest and fees from loans increased $3.9 million, while interest from investments, including interest-earning deposits, decreased $0.7 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. Interest expense on deposits and borrowed funds increased $0.6 million, while interest expense on securities sold under agreements to repurchase decreased $0.2 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.73% for the nine months ended September 30, 2018 compared with 3.53% for the same period in the prior year.  Average interest-earning assets increased $6.0 million for the nine months ended September 30, 2018 as compared to the same period in the prior year due primarily to an increase in the average balance of commercial and consumer loans and tax-exempt securities, partially offset by decreases in the average balances of mortgage loans, taxable securities, and interest-earning deposits. The average yield on interest-earning assets increased 23 basis points, while the average cost of interest-bearing liabilities increased six basis points for the nine months ended September 30, 2018 as compared to the same period in the prior year. The increase in interest and dividend income can be mostly attributed to a $73.7 million increase in the average balance of commercial loans, primarily commercial real estate, along with a 18 basis points increase in the average yield on commercial loans, and a $19.3 million increase in the average balance of consumer loans, compared to the same period in the prior year. The increase in interest expense for the nine month period ended September 30, 2018 can be attributed to an increase in the average interest rate on interest-bearing deposits and an $11.0 million increase in the average balance of FHLB advances and securities sold under agreements to repurchase. The increase in the average cost of interest-bearing liabilities can be attributed to a four basis points increase in the average cost of interest-bearing demand deposits, savings and money market accounts, a 17 basis points increase in the average cost of time deposits, related to promotional rates, and a $11.0 million increase in the average balance of FHLB advances and securities sold under agreements to repurchase, offset by a 62 basis points decline in the average cost of FHLB advances and securities sold under agreements to repurchase due to the maturity of one $4.0 million FHLB term advance (3.90% rate) in October 2017, one $3.0 million FHLB term advance (2.91% rate) in December 2017, one $2.0 million FHLB term advance (3.05% rate) in January 2018, and one $10.0 million repurchase agreement (3.72% rate) in May 2018.

Average Consolidated Balance Sheet and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.  For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$861,513	$9,868	4.54%	$799,505	$9,037	4.48%
Mortgage loans	191,493	1,824	3.78%	199,396	1,963	3.91%
Consumer loans	277,065	2,925	4.19%	261,018	2,782	4.23%
Taxable securities	231,340	1,201	2.06%	271,529	1,371	2.00%
Tax-exempt securities	48,226	333	2.74%	57,127	467	3.24%
Interest-earning deposits	15,495	84	2.15%	27,258	97	1.41%
Total interest-earning assets	1,625,132	16,235	3.96%	1,615,833	15,717	3.86%

Non-earning assets:
Cash and due from banks	27,686			26,036
Premises and equipment, net	25,896			27,774
Other assets	55,323			53,944
Allowance for loan losses	(19,879)			(15,179)
AFS valuation allowance	(9,437)			(1,297)
Total assets	$1,704,721			$1,707,111

Interest-bearing liabilities:
Interest-bearing demand deposits	$147,340	$78	0.21%	$138,364	$32	0.09%
Savings and insured money market deposits	745,235	513	0.27%	801,580	398	0.20%
Time deposits	144,037	267	0.74%	130,445	115	0.35%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	33,227	199	2.38%	25,405	189	2.95%
Total interest-bearing liabilities	1,069,839	1,057	0.39%	1,095,794	734	0.27%

Non-interest-bearing liabilities:
Demand deposits	464,470			442,296
Other liabilities	16,081			15,777
Total liabilities	1,550,390			1,553,867
Shareholders' equity	154,331			153,244
Total liabilities and shareholders’ equity	$1,704,721			$1,707,111
Fully taxable equivalent net interest income		15,178			14,983
Net interest rate spread (1)			3.57%			3.59%
Net interest margin, fully taxable equivalent (2)			3.71%			3.68%
Taxable equivalent adjustment		(99)			(220)
Net interest income		$15,079			$14,763
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$853,832	$28,962	4.54%	$780,120	$25,425	4.36%
Mortgage loans	193,539	5,435	3.75%	199,625	5,716	3.83%
Consumer loans	277,239	8,643	4.17%	257,936	8,082	4.19%
Taxable securities	240,650	3,758	2.09%	273,124	4,194	2.05%
Tax-exempt securities	51,769	1,075	2.78%	51,016	1,214	3.18%
Interest-earning deposits	7,801	116	1.99%	56,967	445	1.04%
Total interest-earning assets	1,624,830	47,989	3.95%	1,618,788	45,076	3.72%

Non-earning assets:
Cash and due from banks	27,358			25,456
Premises and equipment, net	26,240			28,208
Other assets	55,029			53,965
Allowance for loan losses	(20,779)			(14,866)
AFS valuation allowance	(8,844)			(3,191)
Total assets	$1,703,834			$1,708,360

Interest-bearing liabilities:
Interest-bearing demand deposits	$143,556	$141	0.13%	$144,683	$98	0.09%
Savings and insured money market deposits	762,993	1,306	0.23%	802,700	1,168	0.19%
Time deposits	130,628	520	0.53%	136,359	366	0.36%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	40,778	711	2.33%	29,760	656	2.95%
Total interest-bearing liabilities	1,077,955	2,678	0.33%	1,113,502	2,288	0.27%

Non-interest-bearing liabilities:
Demand deposits	457,934			430,062
Other liabilities	15,919			14,758
Total liabilities	1,551,808			1,558,322
Shareholders' equity	152,026			150,038
Total liabilities and shareholders’ equity	$1,703,834			$1,708,360
Fully taxable equivalent net interest income		45,311			42,788
Net interest rate spread (1)			3.62%			3.45%
Net interest margin, fully taxable equivalent (2)			3.73%			3.53%
Taxable equivalent adjustment		(315)			(581)
Net interest income		$44,996			$42,207
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2018 and 2017.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purposes of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2018 vs. 2017
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$831	$709	$122
Mortgage loans	(139)	(76)	(63)
Consumer loans	143	169	(26)
Taxable investment securities	(170)	(210)	40
Tax-exempt investment securities	(134)	(67)	(67)
Interest-earning deposits	(13)	(52)	39
Total interest and dividend income, fully taxable equivalent	518	473	45

Interest expense on:
Interest-bearing demand deposits	46	2	44
Savings and insured money market deposits	115	(28)	143
Time deposits	152	13	139
FHLBNY advances, securities sold under agreements to repurchase and other debt	10	51	(41)
Total interest expense	323	38	285
Net interest income, fully taxable equivalent	$195	$435	$(240)

	Nine Months Ended September 30, 2018 vs. 2017
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$3,537	$2,462	$1,075
Mortgage loans	(281)	(167)	(114)
Consumer loans	561	600	(39)
Taxable investment securities	(436)	(515)	79
Tax-exempt investment securities	(139)	18	(157)
Interest-earning deposits	(329)	(553)	224
Total interest and dividend income, fully taxable equivalent	2,913	1,845	1,068

Interest expense on:
Interest-bearing demand deposits	43	(1)	44
Savings and insured money market deposits	138	(65)	203
Time deposits	154	(15)	169
FHLBNY advances, securities sold under agreements to repurchase and other debt	55	211	(156)
Total interest expense	390	130	260
Net interest income, fully taxable equivalent	$2,523	$1,715	$808

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the third quarter of 2018 and 2017 were $0.3 million and $1.3 million, respectively. The decrease was due primarily to a decline in total loans during the third quarter of 2018, compared to the growth of total loans for the same period in the prior year. Net charge-offs decreased $0.4 million, compared with the same period in the prior year.

The provision for loan losses for the nine months ended September 30, 2018 and 2017 were $3.4 million and $2.8 million, respectively. The increase in the provision for loan losses for the nine months ended September 30, 2018, compared to the same period in the prior year, can be mostly attributed to an increase in the historical loss factor of the commercial and industrial loan portfolio, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the nine months ended September 30, 2018 when compared to the same period in the prior year. The increase in the provision for loan losses due to the historical loss factor was partially offset by a decline in the growth of total loans for the nine months ended September 30, 2018 when compared to the same period in the prior year. Net charge-offs increased $3.6 million, compared with the same period in the prior year, mostly due to the previously mentioned charge-off of multiple loans to one borrower.

Net charge-offs for the three months ended September 30, 2018 and 2017 were $0.3 million and $0.7 million, respectively. Net charge-offs for the nine months ended September 30, 2018 and 2017 were $4.9 million and $1.3 million, respectively. As previously discussed, the increase in net charge offs for the nine months ended September 30, 2018 can be attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
WMG fee income	$2,406	$2,147	$259	12.1%
Service charges on deposit accounts	1,231	1,269	(38)	(3.0)%
Interchange revenue from debit card transactions	982	925	57	6.2%
Net gains on securities transactions	—	—	—	N/A
Changes in fair value of equity investments	2,141	32	2,109	6,590.6%
Net gains on sales of loans held for sale	79	71	8	11.3%
Net gains (losses) on sales of other real estate owned	123	30	93	310.0%
Income from bank owned life insurance	17	17	—	N/A
CFS fee and commission income	120	139	(19)	(13.7)%
Other	282	536	(254)	(47.4)%
Total non-interest income	$7,381	$5,166	$2,215	42.9%

Total non-interest income for the third quarter of 2018 increased $2.2 million compared with the same period in the prior year.  The increase was mostly due to changes in fair value of equity investments and WMG fee income, partially offset by a decrease in other non-interest income.

Changes in fair value of equity investments
The changes in fair value of equity investments increased primarily as a result of the sale of Visa Class B shares during the third quarter of 2018.

WMG fee income
The increase in WMG fee income, compared to the same period in the prior year, can be mostly attributed to an increase in assets under management or administration. The market value of total assets under management or administration in WMG was $1.923 billion at September 30, 2018, including $264.6 million of assets under management or administration for the Corporation, compared to $1.890 billion at September 30, 2017, including $345.0 million of assets under management or administration for the Corporation, an increase of $32.5 million, or 1.7%.

Other
The decrease in other non-interest income, compared to the same period in the prior year, can be mostly attributed to a decrease in swap fee income.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
WMG fee income	$7,095	$6,525	$570	8.7%
Service charges on deposit accounts	3,539	3,678	(139)	(3.8)%
Interchange revenue from debit card transactions	3,013	2,809	204	7.3%
Net gains on securities transactions	—	12	(12)	(100.0)%
Changes in fair value of equity investments	2,165	96	2,069	2,155.2%
Net gains on sales of loans held for sale	184	193	(9)	(4.7)%
Net gains (losses) on sales of other real estate owned	119	38	81	213.2%
Income from bank owned life insurance	50	52	(2)	(3.8)%
CFS fee and commission income	365	452	(87)	(19.2)%
Other	1,651	1,180	471	39.9%
Total non-interest income	$18,181	$15,035	$3,146	20.9%

Total non-interest income for the nine months ended September 30, 2018 increased $3.1 million compared with the same period in the prior year.  The increase was mostly due to changes in fair value of equity investments, WMG fee income, interchange revenue from debit card transactions, and other non-interest income, partially offset by a decrease in service charges on deposit accounts.

Changes in fair value of equity investments
The changes in fair value of equity investments increased primarily as a result of the sale of Visa Class B shares during the third quarter of 2018.

WMG fee income
The increase in WMG fee income for the nine months ended September 30, 2018, compared to the same period in the prior year, can be mostly attributed to an increase in assets under management or administration. The market value of total assets under management or administration in WMG was $1.923 billion at September 30, 2018, including $264.6 million of assets under management or administration for the Corporation, compared to $1.890 billion at September 30, 2017, including $345.0 million of assets under management or administration for the Corporation, an increase of $32.5 million, or 1.7%.

Service charges on deposit accounts
The decrease in service charges on deposit accounts, compared to the same period in the prior year, can be mostly attributed to a decline in overdraft fees and other service charges.

Other
The increase in other non-interest income, compared to the same period in the prior year, can be mostly attributed to a $0.4 million New York State sales tax refund received during the first quarter of 2018, increases in swap fee income, and other real estate owned rental income.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,691	$5,480	$211	3.9%
Pension and other employee benefits	1,262	1,325	(63)	(4.8)%
Total compensation expense	6,953	6,805	148	2.2%

Non-compensation expense:
Other components of net periodic pension and postretirement benefits	(408)	(333)	(75)	22.5%
Net occupancy	1,671	1,476	195	13.2%
Furniture and equipment	581	657	(76)	(11.6)%
Data processing	1,782	1,667	115	6.9%
Professional services	479	452	27	6.0%
Amortization of intangible assets	182	214	(32)	(15.0)%
Marketing and advertising	212	213	(1)	(0.5)%
Other real estate owned expenses	83	4	79	1,975.0%
FDIC insurance	263	312	(49)	(15.7)%
Loan expenses	262	165	97	58.8%
Other	1,368	1,644	(276)	(16.8)%
Total non-compensation expense	6,475	6,471	4	0.1%
Total non-interest expense	$13,428	$13,276	$152	1.1%

Total non-interest expense for the third quarter of 2018 increased $0.2 million compared with the same period in the prior year.  The increase was due to increases in both compensation expense and non-compensation expense.

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

Non-compensation expense
The slight increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to increases in net occupancy and data processing, offset by decreases in other components of net periodic pension and postretirement benefits and other non-interest expenses. The increases in net occupancy and data processing expenses can also be attributed to the opening of the two new denovo branches, along with the timing of various projects. The increased credit in other components of net periodic pension and postretirement benefits can be attributed to the decline in pension costs in the current quarter, when compared to the same period in the prior year.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
Compensation expense:
Salaries and wages	$16,969	$16,177	$792	4.9%
Pension and other employee benefits	4,438	4,416	22	0.5%
Total compensation expense	21,407	20,593	814	4.0%

Non-compensation expense:
Other components of net periodic pension and postretirement benefits	(1,224)	(999)	(225)	N/M
Net occupancy	4,922	4,784	138	2.9%
Furniture and equipment	1,941	2,119	(178)	(8.4)%
Data processing	5,288	4,858	430	8.9%
Professional services	1,527	1,169	358	30.6%
Legal accruals and settlements	989	850	139	16.4%
Amortization of intangible assets	558	653	(95)	(14.5)%
Marketing and advertising	816	580	236	40.7%
Other real estate owned expenses	321	35	286	817.1%
FDIC insurance	881	946	(65)	(6.9)%
Loan expenses	615	447	168	37.6%
Other	4,520	4,618	(98)	(2.1)%
Total non-compensation expense	21,154	20,060	1,094	5.5%
Total non-interest expense	$42,561	$40,653	$1,908	4.7%
Total non-interest expense for the nine months ended September 30, 2018 increased $1.9 million compared with the same period in the prior year.  The increase was due to increases in compensation expense and non-compensation expense.

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

Non-compensation expense
The increase in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to increases in data processing, professional services, legal accruals and settlements, marketing and advertising expenses, and other real estate owned expenses, partially offset by a decrease in furniture and equipment expense, and an increased credit in other components of net periodic pension benefits. The increase in data processing can be attributed to the opening of two new denovo branches, along with the timing of various projects. The increase in professional services can be attributed to consulting costs associated with the New York State sales tax refund received during the first quarter of 2018 and advisory services related to the implementation of CECL. The increase in legal accruals and settlements can be attributed to the settlement agreement in the matter of Fane vs. Chemung Canal Trust Company (the "Action") during the second quarter of 2018. As noted in the Current Report on Form 8-K filed on June 15, 2018, the two parties agreed to release each other from any and all liabilities, claims, counterclaims, demands, charges, complaints and causes of action, to dismiss the Action with prejudice, and the Bank agreed to pay Fane $3.3 million in connection with the settlement of the Action. The increase in marketing and advertising expenses can be attributed to the promotion of the two new denovo branches and the timing of campaigns and sponsored events. The increase in other real estate owned expenses can be attributed to additional OREO properties, compared to the prior year period.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
Income before income tax expense	$8,732	$5,364	$3,368	62.8%
Income tax expense	1,802	1,710	92	5.4%
Effective tax rate	20.6%	31.9%

Income tax expense for the current quarter was $1.8 million compared with $1.7 million for the same period in the prior year, an increase of $0.1 million, or 5.4%. The Corporation recognized a $3.4 million increase in income before income tax expense for the current quarter, when compared to the same period in the prior year. Although income tax expense increased in the current quarter when compared to the same period in the prior year, the effective tax rate decreased from 31.9% to 20.6%. The decrease was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Cuts and Jobs Act of 2017. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation's state income tax.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
Income before income tax expense	$17,245	$13,839	$3,406	24.6%
Income tax expense	3,349	4,250	(901)	(21.2)%
Effective tax rate	19.4%	30.7%

Income tax expense for the nine months ended September 30, 2018 was $3.3 million compared with $4.3 million for the same period in the prior year, a decrease of $0.9 million, or 21.2%. The Corporation recognized a $3.4 million increase in income before income tax expense for the nine months ended September 30, 2018, when compared to the same period in the prior year. The effective tax rate decreased to 19.4% for the nine months ended September 30, 2018, from 30.7% for the same period in the prior year. The decrease was due primarily to the decline in the Federal income tax rate from 34% to 21%, with the enactment of the Tax Cuts and Jobs Act of 2017. Additionally, the Corporation increased income generated from CCTC Funding Corp., a real estate investment trust subsidiary of the Bank, reducing the Corporation's state income tax.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	September 30, 2018	December 31, 2017	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$113,912	$30,729	$83,183	270.7%
Total investment securities	253,814	302,656	(48,842)	(16.1)%

Loans, net of deferred loan fees	1,320,638	1,311,824	8,814	0.7%
Allowance for loan losses	(19,635)	(21,161)	1,526	(7.2)%
Loans, net	1,301,003	1,290,663	10,340	0.8%

Goodwill and other intangible assets, net	23,351	23,909	(558)	(2.3)%
Other assets	61,784	59,663	2,121	3.6%
Total assets	$1,753,864	$1,707,620	$46,244	2.7%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,575,997	$1,467,446	$108,551	7.4%
FHLBNY advances and other debt	4,358	74,217	(69,859)	(94.1)%
Other liabilities	17,010	16,144	866	5.4%
Total liabilities	1,597,365	1,557,807	39,558	2.5%

Total shareholders’ equity	156,499	149,813	6,686	4.5%
Total liabilities and shareholders’ equity	$1,753,864	$1,707,620	$46,244	2.7%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, deposits, and borrowings.

Investment securities
The decrease in investment securities can be mostly attributed to pay-downs, maturities, and an increase in unrealized losses.

Loans, net
The increase in total loans can be attributed to increases of $21.2 million in commercial mortgages and $4.1 million in indirect consumer loans, partially offset by decreases of $6.6 million in commercial and agriculture loans, $5.8 million in residential mortgages, and $4.1 million in other consumer loans.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to the fair market value adjustment to interest rate swaps of $1.5 million at September 30, 2018 and increases in operating prepaid assets and the net deferred tax asset as compared to December 31, 2017.

Deposits
The increase in deposits can be attributed to increases of $2.3 million in non-interest bearing demand deposits, $62.1 million in interest-bearing demand deposits, $18.7 million in money market accounts, and $26.5 million in time deposits, offset by a decrease of $1.0 million in savings accounts. Also, in the current quarter, the Corporation converted its off balance sheet sweep agreement accounts into interest-bearing demand deposits which resulted in the onboarding of approximately $30.0 million in deposits. The increase in time deposits can be attributed to a rate promotion during the second and third quarters of 2018.

FHLBNY advances and other debt
The decrease in FHLBNY advances and other debt can be mostly attributed to an increase in deposits and decline in securities.

Shareholders’ equity
Shareholders’ equity was $156.5 million at September 30, 2018 compared with $149.8 million at December 31, 2017.  The increase was primarily due to earnings of $13.9 million, and a reduction of $1.4 million in treasury stock, offset by an increase of $4.9 million in accumulated other comprehensive loss and $3.7 million in dividends declared during the nine months ended September 30, 2018.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.923 billion at September 30, 2018, including $264.6 million of assets held under management or administration for the Corporation, compared with $1.952 billion at December 31, 2017, including $346.8 million of assets held under management or administration for the Corporation, a decrease of $28.5 million, or 1.5%. The decline in total assets under management or administration can be mostly attributed to a decrease in the Corporation's pledged securities portfolio for municipal deposits and the decrease in the mutual fund sweep agreement accounts (previously described under Deposits), which were held by WMG.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	September 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$10,487	$10,453	4.2%	$15,492	$15,491	5.3%
Mortgage-backed securities, residential and collateralized mortgage obligations	196,977	186,777	75.8%	224,939	219,909	75.0%
Obligations of states and political subdivisions	46,544	45,545	18.5%	52,928	53,132	18.1%
Other securities	3,743	3,698	1.5%	4,588	4,559	1.6%
Total	$257,751	$246,473	100.0%	$297,947	$293,091	100.0%

The available for sale segment of the securities portfolio totaled $246.5 million at September 30, 2018, a decrease of $46.6 million, or 15.9%, from $293.1 million at December 31, 2017.  The decrease can be mostly attributed to pay-downs, maturities, and an increase in unrealized losses.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $4.2 million at September 30, 2018, an increase of $0.4 million, or 11.0%, from $3.8 million at December 31, 2017.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2017 to September 30, 2018 (in thousands):

LOANS
	September 30, 2018	December 31, 2017	Dollar Change	Percentage Change
Commercial and agricultural	$192,380	$199,007	$(6,627)	(3.3)%
Commercial mortgages	665,574	644,330	21,244	3.3%
Residential mortgages	188,636	194,440	(5,804)	(3.0)%
Indirect consumer loans	157,123	153,060	4,063	2.7%
Other consumer loans	116,925	120,987	(4,062)	(3.4)%
Total loans, net of deferred loan fees	$1,320,638	$1,311,824	$8,814	0.7%

Portfolio loans totaled $1.321 billion at September 30, 2018, an increase of $8.8 million, or 0.7%, from $1.312 billion at December 31, 2017.  The increase in loans can be attributed to increases of $21.2 million in commercial mortgages and $4.1 million in indirect consumer loans, offset by decreases of $6.6 million in commercial and agricultural loans, $5.8 million in residential mortgages, and $4.1 million in other consumer loans. The growth in commercial mortgages was due primarily to an increase in the Capital Bank division in the Albany, New York region. The decline in commercial and agricultural loans can be mostly attributable to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Residential mortgage loans totaled $188.6 million at September 30, 2018, a decrease of $5.8 million, or 3.0%, from December 31, 2017.  During the nine months ended September 30, 2018, $9.1 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.2 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	September 30, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Chemung Canal Trust Company*	$610,548	$630,732	$636,836	$683,137	$724,099
Capital Bank Division	710,090	681,092	563,454	485,496	397,475
Total loans	$1,320,638	$1,311,824	$1,200,290	$1,168,633	$1,121,574
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At September 30, 2018 and December 31, 2017, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 46.1% and 48.1% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2018 and December 31, 2017.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	September 30, 2018	December 31, 2017
Non-accrual loans	$6,945	$11,389
Non-accrual troubled debt restructurings	5,684	5,935
Total non-performing loans	12,629	17,324
Other real estate owned	727	1,940
Total non-performing assets	$13,356	$19,264

Ratio of non-performing loans to total loans	0.96%	1.32%
Ratio of non-performing assets to total assets	0.76%	1.13%
Ratio of allowance for loan losses to non-performing loans	155.48%	122.15%

Accruing loans past due 90 days or more (1)	$14	$29
Accruing troubled debt restructurings (1)	942	1,728
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $12.6 million at September 30, 2018, or 0.96% of total loans, compared with $17.3 million at December 31, 2017, or 1.32% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $13.4 million, or 0.76% of total assets, at September 30, 2018, compared with $19.3 million, or 1.13% of total assets, at December 31, 2017. The decline in non-performing assets can be mostly attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million and the sale of one other real estate owned property during the second quarter of 2018.

Not included in non-performing loan totals are $0.8 million of acquired loans that the Corporation has identified as PCI loans as of December 31, 2017.  The PCI loans are accounted for under separate accounting guidance, Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as disclosed in Note 4 of the financial statements. There were no PCI loans as of September 30, 2018.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $14 thousand at September 30, 2018, a decrease of $15 thousand from December 31, 2017.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of September 30, 2018, the Corporation had $5.7 million of non-accrual TDRs compared with $5.9 million as of December 31, 2017.  As of September 30, 2018, the Corporation had $0.9 million of accruing TDRs compared with $1.7 million as of December 31, 2017.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at September 30, 2018 totaled $9.3 million, including TDRs of $6.6 million, compared to $14.1 million, including TDRs of $7.7 million, at December 31, 2017.  Not included in the impaired loan totals for December 31, 2017, were acquired loans which the Corporation has identified as PCI loans, as these loans are accounted for under ASC Subtopic 310-30 as noted under the above discussion of non-performing loans.  The decrease in impaired loans was due primarily to a decrease in impaired commercial and industrial loans, mostly due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.  Included in the recorded investment of impaired loans at September 30, 2018, were loans totaling $3.7 million for which impairment allowances of $2.2 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2017, the impaired loan total included $8.1 million of loans for which specific impairment allowances of $5.9 million were allocated to the allowance for loan losses. The decrease in impaired loans with specific impairment allowances can be mostly attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

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

The allowance for loan losses was $19.6 million at September 30, 2018, down from $21.2 million at December 31, 2017.  The ratio of allowance for loan losses to total loans was 1.49% at September 30, 2018, down from 1.61% at December 31, 2017.  Net charge-offs for the nine months ended September 30, 2018 and 2017 were $4.9 million and $1.3 million, respectively. The increase in net charge-offs can be mostly attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

The table below summarizes the Corporation’s loan loss experience for the nine months ended September 30, 2018 and 2017 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended September 30,
	2018	2017
Balance of allowance for loan losses at beginning of period	$21,161	$14,253

Charge-offs:
Commercial and agricultural	3,644	96
Commercial mortgages	145	154
Residential mortgages	225	193
Consumer loans	1,301	1,265
Total charge-offs	5,315	1,708

Recoveries:
Commercial and agricultural	34	95
Commercial mortgages	2	4
Residential mortgages	5	30
Consumer loans	377	270
Total recoveries	418	399

Net charge-offs	4,897	1,309
Provision for loan losses	3,371	2,750
Balance of allowance for loan losses at end of period	$19,635	$15,694

Ratio of net charge-offs to average loans outstanding	0.09%	0.22%
Ratio of allowance for loan losses to total loans outstanding	1.49%	1.22%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2017 to September 30, 2018 (in thousands):

DEPOSITS
	September 30, 2018	December 31, 2017	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$469,887	$467,610	$2,277	0.5%
Interest-bearing demand deposits	211,099	149,026	62,073	41.7%
Insured money market accounts	532,489	513,782	18,707	3.6%
Savings deposits	217,621	218,666	(1,045)	(0.5)%
Time deposits	144,901	118,362	26,539	22.4%
Total	$1,575,997	$1,467,446	$108,551	7.4%

Deposits totaled $1.576 billion at September 30, 2018 compared with $1.467 billion at December 31, 2017, an increase of $108.6 million, or 7.4%. The increase was attributable to increases of $2.3 million in non-interest bearing demand deposits, $62.1 million in interest-bearing demand deposits, $18.7 million in money market accounts, and $26.5 million in time deposits, offset by a decrease of $1.0 million in savings deposits. The increase in interest-bearing demand deposits was attributable to the seasonal inflow from existing municipal clients, and in the current quarter, the Corporation converted its off balance sheet sweep agreement accounts into interest-bearing demand deposits which resulted in the onboarding of approximately $30.0 million in deposits. The increase in time deposits can be attributed to a rate promotion during the second and third quarters of 2018. At September 30, 2018, demand deposit and money market accounts comprised 77.0% of total deposits, which was the same when compared at December 31, 2017.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Chemung Canal Trust Company*	$1,362,005	$1,264,883	$1,249,870	$1,219,282	$1,119,377
Capital Bank Division	213,992	202,563	206,473	181,013	160,637
Total	$1,575,997	$1,467,446	$1,456,343	$1,400,295	$1,280,014
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers.  There were no deposits obtained through brokers as of September 30, 2018 and December 31, 2017. Deposits obtained through the CDARS and ICS programs were $206.3 million and $187.7 million as of September 30, 2018 and December 31, 2017, respectively.  The increase in CDARS and ICS deposits was due to the seasonal inflow of current municipal client balances.

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

Borrowings

Borrowings decreased $69.8 million from $74.2 million at December 31, 2017 to $4.4 million at September 30, 2018, mostly attributed to a $57.7 million decline in FHLBNY overnight advances and a $10.0 million decrease in securities sold under agreements to repurchase. The decline in the FHLBNY overnight advances was due to the increase in deposits as a source of funds and the decline in repurchase agreements was due to the maturity of one $10.0 million repurchase agreement in May 2018.

Shareholders’ Equity

Total shareholders' equity increased $6.7 million from December 31, 2017 to September 30, 2018 due primarily to an increase in retained earnings, partially offset by an increase in accumulated other comprehensive loss. The increase in retained earnings of $10.2 million was due primarily to earnings of $13.9 million, offset by $3.7 million in dividends declared during the nine months ended September 30, 2018. The increase in accumulated other comprehensive loss of $4.9 million can be attributed to the decline in the fair market value of the securities portfolio. Also, treasury stock decreased $1.4 million, due to the issuance of shares pursuant to the Corporation's employee benefit plans and the directors' stock compensation plans.

The total shareholders’ equity to total assets ratio was 8.92% at September 30, 2018 compared with 8.77% at December 31, 2017.  The tangible equity to tangible assets ratio was 7.69% at September 30, 2018 compared with 7.48% at December 31, 2017.  Book value per share increased to $32.35 at September 30, 2018 from $31.10 at December 31, 2017.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of September 30, 2018, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

As a result of the recently enacted Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements, effective on August 30, 2018.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $116.3 million and $73.5 million at September 30, 2018 and December 31, 2017, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions at September 30, 2018, as compared to a total of $38.0 million of unsecured lines of credit with five different institutions at December 31, 2017. The Corporation closed a $10.0 million unsecured line of credit with one institution during the third quarter of 2018.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$20,105	$16,585
Net cash (used in) provided by investing activities	27,639	(93,954)
Net cash provided by financing activities	35,439	59,585
Net increase (decrease) in cash and cash equivalents	$83,183	$(17,784)

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first nine months of 2018 and 2017 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash provided by investing activities during the first nine months of 2018 predominantly resulted from sales, calls, maturities, and principal collected in securities available for sale, offset by a net increase in loans. Cash used in investing activities during the first nine months of 2017 predominantly resulted from a net increase in loans and purchases of securities, offset by sales, calls, maturities, and principal collected in securities available for sale.

Financing activities

Cash provided by financing activities during the first nine months of 2018 predominantly resulted from a net increase in deposits, offset by the maturity of one $10.0 million repurchase agreement and the repayment of FHLBNY overnight and long term advances. Cash provided by financing activities during the first nine months of 2017 predominantly resulted from a net increase in deposits, offset by the maturity of one $10.0 million repurchase agreement and the discontinuation of the Corporation's customer repurchase agreement product during 2017.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. As a result of the recently enacted Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements, effective August 30, 2018. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2018 and December 31, 2017, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2018, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of September 30, 2018 and December 31, 2017 were calculated under Basel III rules.

The Bank’s actual and required regulatory capital ratios as of September 30, 2018 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Bank	$156,776	12.12%	$103,481	8.00%	$127,735	9.875%	$129,352	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Bank	$140,564	10.87%	$77,611	6.00%	$101,864	7.875%	$103,481	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Bank	$140,564	10.87%	$58,208	4.50%	$82,462	6.375%	$84,078	6.50%
Tier 1 Capital (to Average Assets):
Bank	$140,564	8.36%	$67,239	4.00%	N/A	N/A	$84,049	5.00%

The Corporation’s and the Bank’s actual and required regulatory capital ratios as of December 31, 2017 were as follows (in thousands, except ratio data):

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

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At September 30, 2018, the Bank could, without prior approval, declare dividends of approximately $17.9 million.

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2018	2018	2017	2017	2018	2017
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT AND EFFICIENCY RATIO
Net interest income (GAAP)	$15,079	$15,017	$14,900	$14,780	$14,763	$44,996	$42,207
Fully taxable equivalent adjustment	99	106	110	206	220	315	581
Fully taxable equivalent net interest income (non-GAAP)	$15,178	$15,123	$15,010	$14,986	$14,983	$45,311	$42,788

Non-interest income (GAAP)	$7,381	$5,325	$5,475	$5,456	$5,166	$18,181	$15,035
Less: changes in fair value of equity investments	(2,093)	—	—	—	—	(2,093)	—
Less: net (gains) losses on security transactions	—	—	—	(97)	—	—	(12)
Adjusted non-interest income (non-GAAP)	$5,288	$5,325	$5,475	$5,359	$5,166	$16,088	$15,023

Non-interest expense (GAAP)	$13,428	$14,967	$14,166	$13,111	$13,276	$42,561	$40,653
Less: amortization of intangible assets	(182)	(182)	(194)	(207)	(214)	(558)	(653)
Less: legal reserve	—	(989)	—	—	—	(989)	(850)
Adjusted non-interest expense (non-GAAP)	$13,246	$13,796	$13,972	$12,904	$13,062	$41,014	$39,150

Average interest-earning assets (GAAP)	$1,625,132	$1,625,591	$1,623,748	$1,639,257	$1,615,833	$1,624,830	$1,618,788

Net interest margin - fully taxable equivalent (non-GAAP)	3.71%	3.73%	3.75%	3.63%	3.68%	3.73%	3.53%
Efficiency ratio (non-GAAP)	64.72%	67.47%	68.21%	63.43%	64.83%	66.80%	67.72%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2018	2018	2017	2017	2018	2017
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$156,499	$151,780	$150,262	$149,813	$154,277	$156,499	$154,277
Less: intangible assets	(23,351)	(23,533)	(23,715)	(23,909)	(24,116)	(23,351)	(24,116)
Tangible equity (non-GAAP)	$133,148	$128,247	$126,547	$125,904	$130,161	$133,148	$130,161

Total assets (GAAP)	$1,753,864	$1,710,166	$1,699,954	$1,707,620	$1,731,682	$1,753,864	$1,731,682
Less: intangible assets	(23,351)	(23,533)	(23,715)	(23,909)	(24,116)	(23,351)	(24,116)
Tangible assets (non-GAAP)	$1,730,513	$1,686,633	$1,676,239	$1,683,711	$1,707,566	$1,730,513	$1,707,566

Total equity to total assets at end of period (GAAP)	8.92%	8.88%	8.84%	8.77%	8.91%	8.92%	8.91%
Book value per share (GAAP)	$32.35	$31.42	$31.16	$31.10	$32.11	$32.35	$32.11

Tangible equity to tangible assets at end of period (non-GAAP)	7.69%	7.60%	7.55%	7.48%	7.62%	7.69%	7.62%
Tangible book value per share (non-GAAP)	$27.53	$26.55	$26.24	$26.14	$27.09	$27.53	$27.09

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except ratio data)	2018	2018	2018	2017	2017	2018	2017
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$154,331	$151,216	$150,495	$154,767	$153,244	$152,026	$150,038
Less: average intangible assets	(23,440)	(23,625)	(23,830)	(24,008)	(24,220)	(23,630)	(24,435)
Average tangible equity (non-GAAP)	$130,891	$127,591	$126,665	$130,759	$129,024	$128,396	$125,603

Return on average equity (GAAP)	17.81%	6.70%	11.96%	(5.53)%	9.46%	12.22%	8.54%
Return on average tangible equity (non-GAAP)	21.01%	7.94%	14.21%	(6.55)%	11.24%	14.47%	10.21%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2018	2018	2017	2017	2018	2017
NON-GAAP NET INCOME
Reported net income (GAAP)	$6,930	$2,527	$4,439	$(2,159)	$3,654	$13,896	$9,589
Net changes in fair value of investments (net of tax)	(1,559)	—	—	—	—	(1,559)	—
Net (gains) losses on security transactions (net of tax)	—	—	—	(60)	—	—	(8)
Legal reserve (net of tax)	—	737	—	—	—	737	528
Revaluation of net deferred tax asset	—	—	—	2,927	—	—	—
Non- GAAP net income	$5,371	$3,264	$4,439	$708	$3,654	$13,074	$10,109

Average basic and diluted shares outstanding	4,834	4,828	4,822	4,809	4,802	4,828	4,796

Reported basic and diluted earnings per share (GAAP)	$1.43	$0.52	$0.92	$(0.45)	$0.76	$2.88	$2.00
Reported return on average assets (GAAP)	1.61%	0.59%	1.06%	(0.50)%	0.85%	1.09%	0.75%
Reported return on average equity (GAAP)	17.81%	6.70%	11.96%	(5.53)%	9.46%	12.22%	8.54%

Non-GAAP basic and diluted earnings per share	$1.11	$0.68	$0.92	$0.15	$0.76	$2.71	$2.10
Non-GAAP return on average assets	1.25%	0.77%	1.06%	0.16%	0.85%	1.03%	0.79%
Non-GAAP return on average equity	13.81%	8.66%	11.96%	1.81%	9.46%	11.50%	9.01%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At September 30, 2018, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 12.99% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 6.83%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline at this time, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 5.81% and an immediate 300-basis point increase would positively impact the next 12 months net interest income by 10.17%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value.  At September 30, 2018, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 13.83% and an immediate 200-basis point increase in interest rates would positively impact the market value by 7.12%.  Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 5.87% and an immediate 300-basis point increase in interest rates would positively impact the market value by 10.06%.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2018.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/18-7/31/18	—	$—	—	121,906
8/1/18-8/31/18	—	—	—	121,906
9/1/18-9/30/18	—	—	—	121,906
Quarter ended 9/30/18	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended September 30, 2018, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: October 31, 2018	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: October 31, 2018	By: /s/ Karl F. Krebs
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