Form 10-Q
period 2019-03-31
CHEMUNG FINANCIAL CORP
filed 2019-05-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2019

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
YES:____ NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on May 3, 2019 was 4,837,455.

Securities registered pursuant to Section 12(b) of the Exchange Act:
Common stock, par value $.01 per share	CHMG	Nasdaq Global Select Market
(Title of each class)	(Trading Symbol)	(Name of exchange on which registered)

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES

GLOSSARY OF ABBREVIATIONS AND TERMS

To assist the reader the Corporation has provided the following list of commonly used abbreviations and terms included in the Notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Abbreviations

AFS	Available for sale securities
ALCO	Asset-Liability Committee
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Chemung Canal Trust Company
Basel III	The Third Basel Accord of the Basel Committee on Banking Supervision
Board of Directors	Board of Directors of Chemung Financial Corporation
BOLI	Bank Owned Life Insurance
CAM	Common area maintenance charges
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligation
CECL	Current expected credit loss
CFS	CFS Group, Inc.
Corporation	Chemung Financial Corporation
CRM	Chemung Risk Management, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLBNY	Federal Home Loan Bank of New York
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity securities
ICS	Insured Cash Sweep Service
IFRS	International Financial Reporting Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
N/M	Not meaningful
OPEB	Other postemployment benefits
OREO	Other real estate owned
OTTI	Other-than-temporary impairment

PCI	Purchased credit impaired
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ROA	Return on average assets
ROE	Return on average equity
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Tax Act	Tax Cuts and Jobs Act of 2017
TDRs	Troubled debt restructurings
WMG	Wealth Management Group

Terms

Allowance for loan losses to total loans	Represents period-end allowance for loan losses divided by retained loans.
Assets under administration	Represents assets that are beneficially owned by clients and all investment decisions pertaining to these assets are also made by clients.
Assets under management	Represents assets that are managed on behalf of clients.
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

Loans held for sale	Residential real estate loans originated for sale on the secondary market with maturities from 15-30 years.

Long term lease obligation	An obligation extending beyond the current year, which is related to a long term finance lease that is considered to have the economic characteristics of asset ownership.
Mortgage-backed securities	A type of asset-backed security that is secured by a collection of mortgages.
Municipal clients	A political unit, such as a city, town, or village, incorporated for local self-government.
N/A	Data is not applicable or available for the period presented.
N/M	Not meaningful.
Non-GAAP	A calculation not made according to GAAP.
Obligations of state and political subdivisions	An obligation that is guaranteed by the full faith and credit of a state or political subdivision that has the power to tax.
Obligations of U.S. Government	A federally guaranteed obligation backed by the full power of the U.S. government, including Treasury bills, Treasury notes and Treasury bonds.
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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from financial institutions	$28,153	$33,040
Interest-earning deposits in other financial institutions	97,657	96,932
Total cash and cash equivalents	125,810	129,972

Equity investments, at estimated fair value	2,032	1,909
Securities available for sale, at estimated fair value	266,721	242,258
Securities held to maturity, estimated fair value of $3,857 at March 31, 2019 and $4,858 at December 31, 2018	3,861	4,875
FHLBNY and FRBNY Stock, at cost	3,143	3,138

Loans, net of deferred loan fees	1,299,037	1,311,906
Allowance for loan losses	(19,745)	(18,944)
Loans, net	1,279,292	1,292,962

Loans held for sale	658	502
Premises and equipment, net	24,279	24,980
Operating lease right-of-use assets	8,391	—
Goodwill	21,824	21,824
Other intangible assets, net	1,188	1,351
Bank-owned life insurance	3,063	3,048
Accrued interest receivable and other assets	29,310	28,524

Total assets	$1,769,572	$1,755,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$462,000	$484,433
Interest-bearing	1,104,502	1,084,804
Total deposits	1,566,502	1,569,237

Long term finance lease obligation	4,250	4,304
Operating lease liabilities	8,399	—
Dividends payable	1,257	1,254
Accrued interest payable and other liabilities	17,630	15,519
Total liabilities	1,598,038	1,590,314

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at March 31, 2019 and December 31, 2018	53	53
Additional paid-in capital	46,174	45,820
Retained earnings	146,340	143,129
Treasury stock, at cost; 474,174 shares at March 31, 2019 and 488,844 shares at December 31, 2018	(12,191)	(12,562)
Accumulated other comprehensive loss	(8,842)	(11,411)
Total shareholders' equity	171,534	165,029

Total liabilities and shareholders' equity	$1,769,572	$1,755,343

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Interest and dividend income:
Loans, including fees	$14,489	$14,050
Taxable securities	1,195	1,289
Tax exempt securities	273	308
Interest-earning deposits	708	22
Total interest and dividend income	16,665	15,669
Interest expense:
Deposits	1,461	501
Securities sold under agreements to repurchase	—	93
Borrowed funds	37	175
Total interest expense	1,498	769
Net interest income	15,167	14,900
Provision for loan losses	1,093	709
Net interest income after provision for loan losses	14,074	14,191

Non-interest income:
WMG fee income	2,276	2,316
Service charges on deposit accounts	1,104	1,164
Interchange revenue from debit card transactions	1,031	1,035
Changes in fair value of equity investments	89	(2)
Net gains on sales of loans held for sale	48	46
Net gains (losses) on sales of other real estate owned	(83)	44
Income from bank-owned life insurance	15	16
Other	445	856
Total non-interest income	4,925	5,475

Non-interest expenses:
Salaries and wages	5,721	5,714
Pension and other employee benefits	1,545	1,658
Other components of net periodic pension and postretirement benefits	(141)	(408)
Net occupancy	1,567	1,608
Furniture and equipment	528	658
Data processing	1,727	1,742
Professional services	405	540
Amortization of intangible assets	163	194
Marketing and advertising	268	349
Other real estate owned	31	138
FDIC insurance	265	317
Loan expense	196	169
Other	1,222	1,487
Total non-interest expenses	13,497	14,166
Income before income tax expense	5,502	5,500
Income tax expense	1,034	1,061
Net income	$4,468	$4,439

Weighted average shares outstanding	4,860	4,822
Basic and diluted earnings per share	$0.92	$0.92

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$4,468	$4,439
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	3,430	(4,439)
Tax effect	874	(1,132)
Net of tax amount	2,556	(3,307)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)
Reclassification adjustment for amortization of net actuarial loss	73	73
Total before tax effect	18	18
Tax effect	5	5
Net of tax amount	13	13

Total other comprehensive income (loss)	2,569	(3,294)

Comprehensive income	$7,037	$1,145

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2017, as reported	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813
Cumulative effect of accounting change (a)	—	—	40	—	(202)	(162)
Balances at January 1, 2018, as adjusted	53	45,967	128,493	(14,320)	(10,542)	149,651
Net income	—	—	4,439	—	—	4,439
Other comprehensive loss	—	—	—	—	(3,294)	(3,294)
Restricted stock awards	—	163	—	—	—	163
Restricted stock units for directors' deferred compensation plan	—	25	—	—	—	25
Cash dividends declared ($0.26 per share)	—	—	(1,238)	—	—	(1,238)
Distribution of 6,015 shares of treasury stock for directors' compensation	—	147	—	154	—	301
Distribution of 1,784 shares of treasury stock for employee compensation	—	44	—	45	—	89
Sale of 2,648 shares of treasury stock (b)	—	58	—	68	—	126
Balances at March 31, 2018	$53	$46,404	$131,694	$(14,053)	$(13,836)	$150,262

Balances at January 1, 2019	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
Net income	—	—	4,468	—	—	4,468
Other comprehensive income	—	—	—	—	2,569	2,569
Restricted stock awards	—	101	—	—	—	101
Restricted stock units for directors' deferred compensation plan	—	11	—	—	—	11
Distribution of 439 shares of treasury stock grants for employee restricted stock awards	—	—	—	11	—	11
Cash dividends declared ($0.26 per share)	—	—	(1,257)	—	—	(1,257)
Distribution of 8,465 shares of treasury stock for directors' compensation	—	139	—	218	—	357
Distribution of 2,373 shares of treasury stock for employee compensation	—	39	—	61	—	100
Repurchase of 272 shares of common stock	—	—	—	(13)	—	(13)
Sale of 3,665 shares of treasury stock (b)	—	64	—	94	—	158
Balances at March 31, 2019	$53	$46,174	$146,340	$(12,191)	$(8,842)	$171,534
(a) Due to implementation of ASC 2016-01. See "Adoption of New Accounting Standards" discussion in Note 1.
(b) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$4,468	$4,439
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	163	194
Provision for loan losses	1,093	709
Net losses on disposal of fixed assets	9	7
Depreciation and amortization of fixed assets	816	889
Amortization of right-of-use asset	159	—
Amortization of premiums on securities, net	236	305
Gains on sales of loans held for sale, net	(48)	(46)
Proceeds from sales of loans held for sale	2,416	3,611
Loans originated and held for sale	(2,524)	(3,213)
Changes in fair value on equity investments	(89)	2
Net (gains) losses on sales of other real estate owned	83	(44)
Purchase of equity investments	(34)	(28)
Expense related to restricted stock units for directors' deferred compensation plan	11	25
Expense related to employee stock compensation	100	89
Expense related to employee restricted stock awards	101	163
Income from bank-owned life insurance	(15)	(16)
Increase in other assets and accrued interest receivable	(1,147)	(2,486)
Payments made on operating leases	(151)	—
(Increase) decrease in accrued interest payable	47	(29)
Increase (decrease) in other liabilities	1,550	2,409
Net cash provided by operating activities	7,244	6,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	285
Proceeds from maturities, calls, and principal paydowns on securities available for sale	8,198	9,078
Proceeds from maturities and principal collected on securities held to maturity	1,074	261
Purchases of securities available for sale	(29,467)	—
Purchases of securities held to maturity	(60)	(120)
Purchase of FHLBNY and FRBNY stock	(5)	(6,437)
Redemption of FHLBNY and FRBNY stock	—	9,124
Purchases of premises and equipment	(124)	(375)
Proceeds from sales of other real estate owned	313	157
Net (increase) decrease in loans	12,550	(8,572)
Net cash (used in) provided by investing activities	(7,521)	3,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(9,502)	52,670
Net increase (decrease) in time deposits	6,767	(1,916)
Net decrease in FHLBNY overnight advances	—	(57,700)
Repayments of FHLBNY long term advances	—	(2,000)
Payments made on finance leases	(54)	(53)
Sale of treasury stock	158	126
Cash dividends paid	(1,254)	(1,233)
Net cash used in financing activities	(3,885)	(10,106)
Net increase (decrease) in cash and cash equivalents	(4,162)	275
Cash and cash equivalents, beginning of period	129,972	30,729
Cash and cash equivalents, end of period	$125,810	$31,004
(continued)

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2019	2018
Cash paid (received) for:
Interest	$1,451	$798
Income taxes	$—	$(175)
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$27	$5
Dividends declared, not yet paid	$1,257	$1,238
Distribution of treasury stock for directors' compensation	$357	$301

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. The unaudited consolidated financial statements should be read in conjunction with the Corporation's 2018 Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year or any other period.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements. The Corporation anticipates that the adoption of the CECL model will result in an increase to the Corporation's allowance for loan losses. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. In 2018, the committee began establishing parameters which will be used in the CECL model with the selected vendor. The Corporation further plans to run its current incurred loss model and a CECL model concurrently for twelve months prior to the adoption of this guidance on January 1, 2020.

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

On January 1, 2018, the Corporation adopted ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities ("ASC 825"). The objectives of the ASC 825 were (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Corporation adopted all provisions of this ASU using the modified retrospective method. The adjustments to opening retained earnings and accumulated other comprehensive loss related to the adoption of ASC 825 are immaterial to the financial statements.

On January 1, 2018, the Corporation adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the ASU is to reduce the existing diversity in practice relating to eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principal. The adoption of ASU 2016-15 did not result in a change to how the Corporation accounts for its cash flows.

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

On January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The Corporation adopted the new lease guidance using the modified retrospective approach and elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, allowing entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted. In addition, the Corporation elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Corporation to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of approximately $8.6 million as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

On January 1, 2019, the Corporation adopted ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The objective of the ASU is to align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. The amendment requires that the premium be amortized to the earliest call date, but does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption of the ASU did not have a significant impact on the Corporation's consolidated financial statements.

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,860 and 4,822 weighted average shares outstanding for the three-month periods ended March 31, 2019 and 2018, respectively. There were no common stock equivalents during the three-month periods ended March 31, 2019 or 2018.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,492	$9	$13	$5,488
Mortgage-backed securities, residential	207,277	283	3,622	203,938
Obligations of states and political subdivisions	47,733	619	20	48,332
Corporate bonds and notes	250	—	1	249
SBA loan pools	8,777	—	63	8,714
Total	$269,529	$911	$3,719	$266,721

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,489	$10	$27	$5,472
Mortgage-backed securities, residential	189,111	146	6,065	183,192
Obligations of states and political subdivisions	44,390	70	308	44,152
Corporate bonds and notes	249	—	2	247
SBA loan pools	9,257	—	62	9,195
Total	$248,496	$226	$6,464	$242,258

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,006	$—	$—	$2,006
Time deposits with other financial institutions	1,855	—	4	1,851
Total	$3,861	$—	$4	$3,857

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,020	$—	$—	$3,020
Time deposits with other financial institutions	1,855	—	17	1,838
Total	$4,875	$—	$17	$4,858

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	March 31, 2019
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$11,600	$11,592	$1,866	$1,863
After one, but within five years	13,500	13,590	1,995	1,994
After five, but within ten years	26,902	27,402	—	—
After ten years	1,473	1,485	—	—
	53,475	54,069	3,861	3,857
Mortgage-backed securities, residential	207,277	203,938	—	—
SBA loan pools	8,777	8,714	—	—
Total	$269,529	$266,721	$3,861	$3,857

There were no proceeds from sales and calls of securities resulting in gains or losses for the three months ended March 31, 2019 and 2018.

The following tables summarize the investment securities available for sale with unrealized losses at March 31, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$4,984	$13	$4,984	$13
Mortgage-backed securities, residential	10,651	—	158,684	3,622	169,335	3,622
Obligations of states and political subdivisions	1,387	—	4,285	20	5,672	20
Corporate bonds and notes	249	1	—	—	249	1
SBA loan pools	5,668	18	3,046	45	8,714	63
Total temporarily impaired securities	$17,955	$19	$170,999	$3,700	$188,954	$3,719

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$4,969	$27	$4,969	$27
Mortgage-backed securities, residential	—	—	171,481	6,065	171,481	6,065
Obligations of states and political subdivisions	10,868	38	21,345	270	32,213	308
Corporate bonds and notes	247	2	—	—	247	2
SBA loan pools	5,985	17	3,210	45	9,195	62
Total temporarily impaired securities	$17,100	$57	$201,005	$6,407	$218,105	$6,464

Other-Than-Temporary Impairment

As of March 31, 2019, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At March 31, 2019, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Equity Investments

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in the consolidated statement of income.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Commercial and agricultural:
Commercial and industrial	$204,171	$202,526
Agricultural	326	328
Commercial mortgages:
Construction	46,590	54,476
Commercial mortgages, other	611,510	606,694
Residential mortgages	181,428	182,724
Consumer loans:
Credit cards	—	1,449
Home equity lines and loans	97,042	98,145
Indirect consumer loans	142,383	149,380
Direct consumer loans	15,587	16,184
Total loans, net of deferred origination fees and costs	1,299,037	1,311,906
Interest receivable on loans	3,995	3,703
Total recorded investment in loans	$1,303,032	$1,315,609

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$5,383	$8,184	$1,226	$4,151	$18,944
Charge-offs	(7)	—	(2)	(439)	(448)
Recoveries	11	1	—	144	156
Net recoveries (charge-offs)	4	1	(2)	(295)	(292)
Provision	42	1,289	(9)	(229)	1,093
Ending balance	$5,429	$9,474	$1,215	$3,627	$19,745

	Three Months Ended March 31, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$6,976	$8,514	$1,316	$4,355	$21,161
Charge-offs	(19)	—	(94)	(458)	(571)
Recoveries	9	1	5	76	91
Net recoveries (charge-offs)	(10)	1	(89)	(382)	(480)
Provision	37	125	180	367	709
Ending balance	$7,003	$8,640	$1,407	$4,340	$21,390

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,748	$2,228	$—	$—	$3,976
Collectively evaluated for impairment	3,681	7,246	1,215	3,627	15,769
Total ending allowance balance	$5,429	$9,474	$1,215	$3,627	$19,745

	December 31, 2018
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,743	$446	$—	$—	$2,189
Collectively evaluated for impairment	3,640	7,738	1,226	4,151	16,755
Total ending allowance balance	$5,383	$8,184	$1,226	$4,151	$18,944

	March 31, 2019
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,136	$9,278	$392	$167	$11,973
Loans collectively evaluated for impairment	203,001	650,880	181,548	255,630	1,291,059
Total ending loans balance	$205,137	$660,158	$181,940	$255,797	$1,303,032

	December 31, 2018
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,128	$6,146	$402	$55	$8,731
Loans collectively evaluated for impairment	201,284	656,842	182,823	265,929	1,306,878
Total ending loans balance	$203,412	$662,988	$183,225	$265,984	$1,315,609

The following table presents loans individually evaluated for impairment recognized by class of loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$304	$304	$—	$345	$346	$—
Commercial mortgages:
Construction	292	293	—	307	308	—
Commercial mortgages, other	3,915	3,843	—	4,007	3,935	—
Residential mortgages	420	392	—	424	402	—
Consumer loans:
Home equity lines and loans	164	167	—	54	55	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,832	1,832	1,748	1,780	1,782	1,743
Commercial mortgages:
Commercial mortgages, other	5,141	5,142	2,228	1,902	1,903	446
Total	$12,068	$11,973	$3,976	$8,819	$8,731	$2,189

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$325	$1	$820	$9
Commercial mortgages:
Construction	301	2	359	3
Commercial mortgages, other	3,889	5	4,175	5
Residential mortgages	397	2	426	2
Consumer loans:
Home equity lines & loans	111	1	63	1
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,807	—	5,144	—
Commercial mortgages:
Commercial mortgages, other	3,523	—	2,797	1
Total	$10,353	$11	$13,784	$21
(1)Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of March 31, 2019 and December 31, 2018 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commercial and agricultural:
Commercial and industrial	$2,081	$2,048	$11	$10
Commercial mortgages:
Construction	101	109	—	—
Commercial mortgages, other	8,680	5,529	—	—
Residential mortgages	2,550	2,655	—	—
Consumer loans:
Credit cards	—	—	—	9
Home equity lines and loans	1,022	1,183	—	—
Indirect consumer loans	632	693	—	—
Direct consumer loans	33	37	—	—
Total	$15,099	$12,254	$11	$19

The following tables present the aging of the recorded investment in loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$713	$22	$105	$840	$203,970	$204,810
Agricultural	7	26	—	33	294	327
Commercial mortgages:
Construction	3,187	—	—	3,187	43,548	46,735
Commercial mortgages, other	555	—	279	834	612,589	613,423
Residential mortgages	2,249	158	1,026	3,433	178,507	181,940
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	372	16	474	862	96,519	97,381
Indirect consumer loans	855	121	284	1,260	141,495	142,755
Direct consumer loans	47	9	29	85	15,576	15,661
Total	$7,985	$352	$2,197	$10,534	$1,292,498	$1,303,032

	December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$284	$61	$71	$416	$202,667	$203,083
Agricultural	16	—	—	16	313	329
Commercial mortgages:
Construction	—	—	—	—	54,626	54,626
Commercial mortgages, other	6,273	158	169	6,600	601,762	608,362
Residential mortgages	2,204	516	1,026	3,746	179,479	183,225
Consumer loans:
Credit cards	1	3	9	13	1,437	1,450
Home equity lines and loans	279	97	730	1,106	97,360	98,466
Indirect consumer loans	1,511	319	436	2,266	147,540	149,806
Direct consumer loans	120	53	31	204	16,058	16,262
Total	$10,688	$1,207	$2,472	$14,367	$1,301,242	$1,315,609

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

As of March 31, 2019 and December 31, 2018, the Corporation has a recorded investment in TDRs of $6.7 million and $6.8 million, respectively.  There were specific reserves of $0.8 million and $0.9 million allocated for TDRs at March 31, 2019 and December 31, 2018, respectively.  As of March 31, 2019, TDRs totaling $0.8 million were accruing interest under the modified terms and $5.9 million were on non-accrual status.  As of December 31, 2018, TDRs totaling $0.8 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  The Corporation had committed no additional amounts as of both March 31, 2019 and December 31, 2018, to customers with outstanding loans that are classified as TDRs.

During the three-month periods ended March 31, 2019 and 2018, the terms of certain loans were modified as TDRs. The modification of the terms of one home equity loan during the three months ended March 31, 2019 included a reduction in the stated interest rate for the remaining life of the loan, an extension of the maturity date for approximately three years and a reduction of the scheduled amortized payment of the loan for greater than a three month period. The modification of the terms of one commercial and industrial term loan during the three months ended March 31, 2018 included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following tables presents loans by class modified as TDRs that occurred during the three month periods ended March 31, 2019 and 2018 (dollars in thousands):

March 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Consumer loans:
Home equity lines and loans	1	$137	$137
Total	1	$137	$137

March 31, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$100	$100
Total	1	$100	$100

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the three month periods ended March 31, 2019 and 2018.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three month periods ended March 31, 2019 and 2018.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of March 31, 2019 and December 31, 2018, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	March 31, 2019
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$191,835	$4,704	$6,468	$1,803	$204,810
Agricultural	—	327	—	—	—	327
Commercial mortgages:
Construction	—	46,634	—	101	—	46,735
Commercial mortgages	—	580,440	15,928	12,442	4,613	613,423
Residential mortgages	179,390	—	—	2,550	—	181,940
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	96,359	—	—	1,022	—	97,381
Indirect consumer loans	142,123	—	—	632	—	142,755
Direct consumer loans	15,628	—	—	33	—	15,661
Total	$433,500	$819,236	$20,632	$23,248	$6,416	$1,303,032

	December 31, 2018
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$190,666	$4,452	$6,222	$1,743	$203,083
Agricultural	—	329	—	—	—	329
Commercial mortgages:
Construction	—	54,517	—	109	—	54,626
Commercial mortgages	—	574,221	16,830	15,948	1,363	608,362
Residential mortgages	180,570	—	—	2,655	—	183,225
Consumer loans:
Credit cards	1,450	—	—	—	—	1,450
Home equity lines and loans	97,283	—	—	1,183	—	98,466
Indirect consumer loans	149,113	—	—	693	—	149,806
Direct consumer loans	16,225	—	—	37	—	16,262
Total	$444,641	$819,733	$21,282	$26,847	$3,106	$1,315,609

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$179,390	$—	$96,359	$142,123	$15,628
Non-Performing	2,550	—	1,022	632	33
	$181,940	$—	$97,381	$142,755	$15,661

	December 31, 2018
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$180,570	$1,450	$97,283	$149,113	$16,225
Non-Performing	2,655	—	1,183	693	37
	$183,225	$1,450	$98,466	$149,806	$16,262

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,488	$—	$5,488	$—
Mortgage-backed securities, residential	203,938	—	203,938	—
Obligations of states and political subdivisions	48,332	—	48,332	—
Corporate bonds and notes	249	—	249	—
SBA loan pools	8,714	—	8,714	—
Total available for sale securities	$266,721	$—	$266,721	$—

Equity investments	$1,198	$1,198	$—	$—
Derivative assets	4,091	—	4,091	—

Financial Liabilities:
Derivative liabilities	$4,321	$—	$4,091	$230

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2019.

		Fair Value Measurement at December 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,472	$—	$5,472	$—
Mortgage-backed securities, residential	183,192	—	183,192	—
Obligations of states and political subdivisions	44,152	—	44,152	—
Corporate bonds and notes	247	—	247	—
SBA loan pools	9,195	—	9,195	—
Total available for sale securities	$242,258	$—	$242,258	$—

Equity investments	$1,075	$1,075	$—	$—
Derivative assets	3,142	—	3,142	—

Financial Liabilities:
Derivative liabilities	$3,282	$—	$3,142	$140

There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2018.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Balance of recurring Level 3 assets at January 1	$—	$—	$(140)	$(75)
Derivative instruments entered into	—	—	(24)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(66)	25
Included in other comprehensive income	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance of recurring Level 3 assets at March 31,	$—	$—	$(230)	$(50)

The following table presents information related to Level 3 recurring fair value measurements at March 31, 2019 and December 31, 2018 (in thousands):

Description	Fair Value at March 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2019
Derivative liabilities	$230	Historical trend	Credit default rate	7.27% - 7.27% [7.27%]

Description	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2018
Derivative liabilities	$140	Historical trend	Credit default rate	7.46% - 7.46% [7.46%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at March 31, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$2,913	$—	$—	$2,913	$(1,785)
Total impaired loans	$2,913	$—	$—	$2,913	$(1,785)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$62	$—	$—	$62	$—
Residential mortgages	27	—	—	27	—
Consumer loans:
Home equity lines and loans	55	—	—	55	—
Total other real estate owned, net	$144	$—	$—	$144	$—

		Fair Value Measurement at December 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,456	$—	$—	$1,456	$240
Total impaired loans	$1,456	$—	$—	$1,456	$240
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$213	$—	$—	$213	$—
Residential mortgages	204	—	—	204	—
Consumer loans:
Home equity lines and loans	157	—	—	157	(14)
Total other real estate owned, net	$574	$—	$—	$574	$(14)

The following tables present information related to Level 3 non-recurring fair value measurement at March 31, 2019 and December 31, 2018 (in thousands):

Description	Fair Value at March 31, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at March 31, 2019
Impaired loans:
Commercial mortgages:
Commercial mortgages	$2,913	Sales comparison	Discount to appraised value	10.00% - 11.76% [10.89%]
	$2,913

OREO:
Commercial mortgages:
Commercial mortgages	$62	Sales comparison	Discount to appraised value	22.00% - 22.00% [22.00%]
Residential mortgages	27	Sales comparison	Discount to appraised value	13.14% -13.14% [13.14%]
Consumer loans:
Home equity lines and loans	55	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$144

Description	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2018
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$1,456	Sales comparison	Discount to appraised value	11.76% - 11.76% [11.76%]
	$1,456

OREO:
Commercial mortgages:
Commercial mortgages	$213	Sales comparison	Discount to appraised value	10.00% - 24.80% [17.72%]
Residential mortgages	204	Sales comparison	Discount to appraised value	20.80% - 39.78% [22.94%]
Consumer loans:
Home equity lines and loans	157	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$574

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at March 31, 2019 and December 31, 2018, are as follows (in thousands):

	March 31, 2019
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$28,153	$28,153	$—	$—	$28,153
Interest-earning deposits in other financial institutions	97,657	97,657	—	—	97,657
Equity investments	1,198	1,198	—	—	1,198
Securities available for sale	266,721	—	266,721	—	266,721
Securities held to maturity	3,861	—	1,851	2,006	3,857
FHLBNY and FRBNY stock	3,143	—	—	—	N/A
Loans, net and loans held for sale	1,279,950	—	—	1,277,534	1,277,534
Accrued interest receivable	4,940	18	927	3,995	4,940
Derivative assets	4,091	—	4,091	—	4,091

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,409,509	$1,409,509	$—	$—	$1,409,509
Time deposits	156,993	—	157,939	—	157,939
Accrued interest payable	279	41	238	—	279
Derivative liabilities	4,321	—	4,091	230	4,321
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2018
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$33,040	$33,040	$—	$—	$33,040
Interest-earning deposits in other financial institutions	96,932	96,932	—	—	96,932
Equity investments	1,075	1,075	—	—	1,075
Securities available for sale	242,258	—	242,258	—	242,258
Securities held to maturity	4,875	—	1,838	3,020	4,858
FHLBNY and FRBNY stock	3,138	—	—	—	N/A
Loans, net and loans held for sale	1,293,464	—	—	1,287,495	1,287,495
Accrued interest receivable	4,480	80	697	3,703	4,480
Derivative assets	3,142	—	3,142	—	3,142

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,419,011	$1,419,011	$—	$—	$1,419,011
Time deposits	150,226	—	150,938	—	150,938
Accrued interest payable	232	26	206	—	232
Derivative liabilities	3,282	—	3,142	140	3,282
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements.  The leases expire at various dates through 2033 and generally include renewal options.  As of March 31, 2019, the weighted average remaining lease term was 12.1 years with a weighted average discount rate of 3.37%.  Rent expense was $0.2 million for the three months ended March 31, 2019.  Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements.  The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Operating lease right-of-use asset	$8,550	$—
Less: accumulated amortization	(159)	—
Operating lease right-of-use-assets, net	$8,391	$—

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of March 31, 2019 (in thousands):

Year	Amount
2019	$686
2020	932
2021	899
2022	831
2023	851
2024 and thereafter	6,090
Total minimum lease payments	10,289
Less: amount representing interest	(1,890)
Present value of net minimum lease payments	$8,399

As of March 31, 2019, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases.  The lease arrangements require monthly payments through 2036. As of March 31, 2019, the weighted average remaining lease term was 13.7 years with a weighted average discount rate of 3.51%.  The Corporation has included these leases in premises and equipment as of March 31, 2019 and December 31, 2018 as follows (in thousands):

	March 31, 2019	December 31, 2018
Buildings	$5,572	$5,572
Less: accumulated depreciation	(1,291)	(1,208)
Net book value	$4,281	$4,364

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of March 31, 2019 (in thousands):

Year	Amount
2019	$276
2020	376
2021	388
2022	391
2023	391
2024 and thereafter	3,639
Total minimum lease payments	5,461
Less: amount representing interest	(1,211)
Present value of net minimum lease payments	$4,250

As of March 31, 2019, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through August 2019 from a member of the Corporation's Board of Directors with monthly rent expense totaling $4 thousand per month. Rent paid to this Board of Directors member totaled $12 thousand for both of the three month periods ended March 31, 2019 and 2018.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $8 thousand per month. Rent paid to this

Board of Directors member totaled $24 thousand and $12 thousand for the three month periods ended March 31, 2019 and 2018, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the three month periods ended March 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance March 31,	$21,824	$21,824

Acquired intangible assets were as follows at March 31, 2019 and December 31, 2018 (in thousands):

	At March 31, 2019		At December 31, 2018
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,651	$5,975	$5,576
Other customer relationship intangibles	5,633	4,769	5,633	4,681
Total	$11,608	$10,420	$11,608	$10,257

Aggregate amortization expense was $0.2 million for both of the three month periods ended March 31, 2019 and 2018.

The remaining estimated aggregate amortization expense at March 31, 2019 is listed below (in thousands):

Year	Estimated Expense
2019	$446
2020	484
2021	258
2022	—
2023	—
Total	$1,188

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$11,520	$21,741	$9,137	$18,033
Unused lines of credit	442	219,178	848	212,601
Standby letters of credit	—	16,241	—	16,161

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of March 31, 2019, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2019	$(4,646)	$(6,765)	$(11,411)
Other comprehensive income before reclassification	2,556	—	2,556
Amounts reclassified from accumulated other comprehensive income	—	13	13
Net current period other comprehensive income	2,556	13	2,569
Balance at March 31, 2019	$(2,090)	$(6,752)	$(8,842)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2018	$(3,415)	$(6,925)	$(10,340)
Cumulative effect of account change	(202)	—	(202)
Balance at January 1, 2018, as adjusted	(3,617)	(6,925)	(10,542)
Other comprehensive loss before reclassification	(3,307)	—	(3,307)
Amounts reclassified from accumulated other comprehensive income	—	13	13
Net current period other comprehensive income (loss)	(3,307)	13	(3,294)
Balance at March 31, 2018	$(6,924)	$(6,912)	$(13,836)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	73	73	Other components of net periodic pension and postretirement benefits
Tax effect	(5)	(5)	Income tax expense
Total reclassification for the period, net of tax	$13	$13
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three months ended March 31, 2019 and 2018 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$888	$—	$—	$888
Other	216	—	—	216
Interchange revenue from debit card transactions	1,031	—	—	1,031
WMG fee income	—	2,276	—	2,276
CFS fee and commission income	—	—	168	168
Net gains (losses) on sales of OREO	(83)	—	—	(83)
Net gains on sales of loans(a)	48	—	—	48
Loan servicing fees(a)	35	—	—	35
Changes in fair value of equity investments(a)	73	—	16	89
Other(a)	257	—	—	257
Total non-interest income (loss)	$2,465	$2,276	$184	$4,925

	Three Months Ended March 31, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$965	$—	$—	$965
Other	199	—	—	199
Interchange revenue from debit card transactions	1,035	—	—	1,035
WMG fee income	—	2,316	—	2,316
CFS fee and commission income	—	—	110	110
Net gains (losses) on sales of OREO	44	—	—	44
Net gains on sales of loans(a)	46	—	—	46
Loan servicing fees(a)	22	—	—	22
Changes in fair value of equity investments(a)	(10)	—	8	(2)
Other(a)	882	—	(142)	740
Total non-interest income	$3,183	$2,316	$(24)	$5,475
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

WMG Fee Income (Gross): The Corporation earns wealth management fees from its contracts with customers to manage assets for investment, and/or to conduct transactions on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at quarter-end.

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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	379	385
Expected return on plan assets	(554)	(826)
Amortization of unrecognized transition obligation	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	49	43
Net periodic pension benefit	$(126)	$(398)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	13	12
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	1	2
Net periodic supplemental pension cost	$14	$14

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	3	3
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	(55)	(55)
Amortization of unrecognized net loss	23	28
Net periodic postretirement, medical and life benefit	$(29)	$(24)

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

Accounting policies for the segments are the same as those described in Note 1 of the Corporation’s 2018 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2019. Summarized financial information concerning the Corporation’s reportable segments and the reconciliation to the Corporation’s consolidated results are shown in the following table.  Income taxes are allocated based on the separate taxable income of each entity and indirect overhead expenses are allocated based on reasonable and equitable allocations applicable to the reportable segment.  The Holding Company, CFS, and CRM column below includes amounts to eliminate transactions between segments (in thousands).

	Three months ended March 31, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,652	$—	$13	$16,665
Interest expense	1,498	—	—	1,498
Net interest income	15,154	—	13	15,167
Provision for loan losses	1,093	—	—	1,093
Net interest income after provision for loan losses	14,061	—	13	14,074
Other non-interest income	2,465	2,276	184	4,925
Other non-interest expenses	11,625	1,575	297	13,497
Income (loss) before income tax expense (benefit)	4,901	701	(100)	5,502
Income tax expense (benefit)	889	179	(34)	1,034
Segment net income (loss)	$4,012	$522	$(66)	$4,468

Segment assets	$1,758,795	$3,697	$7,080	$1,769,572

	Three months ended March 31, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$15,662	$—	$7	$15,669
Interest expense	769	—	—	769
Net interest income	14,893	—	7	14,900
Provision for loan losses	709	—	—	709
Net interest income after provision for loan losses	14,184	—	7	14,191
Other non-interest income	3,183	2,316	(24)	5,475
Other non-interest expenses	12,415	1,478	273	14,166
Income (loss) before income tax expense (benefit)	4,952	838	(290)	5,500
Income tax expense (benefit)	894	213	(46)	1,061
Segment net income (loss)	$4,058	$625	$(244)	$4,439

Segment assets	$1,688,034	$4,090	$7,830	$1,699,954

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

During January 2019 and 2018, 8,465 and 6,015 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $93 thousand and $85 thousand related to this compensation was recognized during the three month periods ended March 31, 2019 and 2018, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended March 31, 2019 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2019	29,694	$40.81
Granted	439	45.66
Vested	(697)	34.58
Forfeited or cancelled	—	—
Nonvested at March 31, 2019	29,436	$41.03

As of March 31, 2019, there was $1.1 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.41 years.  The total fair value of shares vested was $32 thousand and $73 thousand for the three month periods ended March 31, 2019 and 2018, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and 2018.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2018 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2019, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and in Part I, Item 1A, Risk Factors, on pages 19–28 of the Corporation’s 2018 Form 10-K.  For a discussion of use of non-GAAP financial measures, see pages 67–70 of the Corporation's 2018 Form 10-K or pages 60-64 in this Form 10-Q.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Corporation intends its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections.  All statements regarding the Corporation's expected financial position and operating results, the Corporation's business strategy, the Corporation's financial plans, forecasted demographic and economic trends relating to the Corporation's industry and similar matters are forward-looking statements. These statements can sometimes be identified by the Corporation's use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend."  The Corporation cannot guarantee that its expectations in such forward-looking statements will turn out to be correct.  The Corporation's actual results could be materially different from expectations because of various factors, including changes in economic conditions or interest rates, credit risk, difficulties in managing the Corporation’s growth, competition, changes in law or the regulatory environment, including the Dodd-Frank Act, and changes in general business and economic trends. Information concerning these and other factors can be found in the Corporation’s periodic filings with the SEC, including the discussion under the heading “Item 1A. Risk Factors” in the Corporation’s 2018 Annual Report on Form 10-K.  These filings are available publicly on the SEC’s web site at http://www.sec.gov, on the Corporation's web site at http://www.chemungcanal.com or upon request from the Corporate Secretary at (607) 737-3746. Except as otherwise required by law, the Corporation undertakes no obligation to publicly update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Financial Highlights

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except per share data)	2019	2018	2018	2018	2018
RESULTS OF OPERATIONS
Interest income	$16,665	$16,879	$16,136	$15,869	$15,669
Interest expense	1,498	1,395	1,057	852	769
Net interest income	15,167	15,484	15,079	15,017	14,900
Provision (credit) for loan losses	1,093	(218)	300	2,362	709
Net interest income after provision (credit) for loan losses	14,074	15,702	14,779	12,655	14,191
Non-interest income	4,925	4,893	7,381	5,325	5,475
Non-interest expense	13,497	14,205	13,428	14,967	14,166
Income before income tax expense	5,502	6,390	8,732	3,013	5,500
Income tax expense	1,034	660	1,802	486	1,061
Net income	$4,468	$5,730	$6,930	$2,527	$4,439

Basic and diluted earnings per share	$0.92	$1.18	$1.43	$0.52	$0.92
Average basic and diluted shares outstanding	4,860	4,843	4,834	4,828	4,822

PERFORMANCE RATIOS - Annualized
Return on average assets	1.03%	1.29%	1.61%	0.59%	1.06%
Return on average equity	10.83%	14.29%	17.81%	6.70%	11.96%
Return on average tangible equity (a)	12.56%	16.74%	21.01%	7.94%	14.21%
Efficiency ratio (unadjusted) (f)	67.18%	69.71%	59.79%	73.58%	69.53%
Efficiency ratio (adjusted) (a) (b)	66.04%	68.49%	64.72%	67.47%	68.21%
Non-interest expense to average assets	3.12%	3.21%	3.13%	3.52%	3.37%
Loans to deposits	82.93%	83.60%	83.80%	90.23%	86.94%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.54%	4.54%	4.36%	4.33%	4.34%
Yield on investments	2.42%	2.16%	2.18%	2.21%	2.22%
Yield on interest-earning assets	4.07%	4.01%	3.96%	3.94%	3.94%
Cost of interest-bearing deposits	0.54%	0.48%	0.33%	0.24%	0.20%
Cost of borrowings	3.52%	3.58%	2.38%	2.41%	2.23%
Cost of interest-bearing liabilities	0.55%	0.50%	0.39%	0.32%	0.29%
Interest rate spread	3.52%	3.51%	3.57%	3.62%	3.65%
Net interest margin, fully taxable equivalent (a)	3.71%	3.68%	3.71%	3.73%	3.75%

CAPITAL
Total equity to total assets at end of period	9.69%	9.40%	8.92%	8.88%	8.84%
Tangible equity to tangible assets at end of period (a)	8.50%	8.19%	7.69%	7.60%	7.55%

Book value per share	$35.27	$33.99	$32.35	$31.42	$31.16
Tangible book value per share (a)	30.54	29.22	27.53	26.55	26.24
Period-end market value per share	46.93	41.31	42.43	50.11	46.47
Dividends declared per share	0.26	0.26	0.26	0.26	0.26

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,296,200	$1,306,556	$1,330,071	$1,328,386	$1,315,207
Earning assets	1,671,063	1,680,269	1,625,132	1,625,591	1,623,748
Total assets	1,753,788	1,756,765	1,704,721	1,703,722	1,703,047
Deposits	1,565,371	1,576,629	1,501,082	1,495,410	1,488,708
Total equity	167,385	159,032	154,331	151,216	150,495
Tangible equity (a)	144,293	135,766	130,891	127,591	126,665

ASSET QUALITY
Net charge-offs	$292	$472	$310	$4,107	$480
Non-performing loans (d)	15,099	12,254	12,629	12,790	17,280
Non-performing assets (e)	15,304	12,828	13,356	13,676	19,113
Allowance for loan losses	19,745	18,944	19,635	19,645	21,390

Annualized net charge-offs to average loans	0.09%	0.14%	0.09%	1.24%	0.15%
Non-performing loans to total loans	1.16%	0.93%	0.96%	0.96%	1.31%
Non-performing assets to total assets	0.86%	0.73%	0.76%	0.80%	1.12%
Allowance for loan losses to total loans	1.52%	1.44%	1.49%	1.47%	1.62%
Allowance for loan losses to non-performing loans	130.77%	154.59%	155.48%	153.60%	123.78%

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
(f) Efficiency ratio (unadjusted) is non-interest expense divided by the total of net interest income plus non-interest income.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 60-64 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended March 31,
	2019	2018	Change	Percentage Change
Net interest income	$15,167	$14,900	$267	1.8%
Non-interest income	4,925	5,475	(550)	(10.0)%
Non-interest expense	13,497	14,166	(669)	(4.7)%
Pre-provision income	6,595	6,209	386	6.2%
Provision for loan losses	1,093	709	384	54.2%
Income tax expense	1,034	1,061	(27)	(2.5)%
Net income	$4,468	$4,439	$29	0.7%

Basic and diluted earnings per share	$0.92	$0.92	$—	—%

Selected financial ratios:
Return on average assets	1.03%	1.06%
Return on average equity	10.83%	11.96%
Net interest margin, fully taxable equivalent	3.71%	3.75%
Efficiency ratio (adjusted) (a)	66.04%	68.21%
Non-interest expenses to average assets	3.12%	3.37%

Net income for the first quarter of 2019 was $4.5 million, or $0.92 per share, compared with $4.4 million, or $0.92 per share, for the same period in the prior year.  Return on average equity for the current quarter was 10.83%, compared with 11.96% for the prior year quarter.  The increase in net income was driven by an increase in net interest income and a decrease in non-interest expense, partially offset by an increase in the provision for loan losses and a decrease in non-interest income.

Net interest income
Net interest income increased $0.3 million, or 1.8%, compared with the same period in the prior year. The increase was due primarily to increases in interest income from the commercial loan portfolio and interest-earning deposits, along with a decrease in interest expense on borrowed funds, partially offset by a decrease in interest income from the residential mortgage portfolio, taxable and tax-exempt securities, and an increase in interest expense on interest-bearing deposits.

Non-interest income
Non-interest income decreased $0.6 million, or 10.0%, compared with the same period in the prior year.  The decrease was due primarily to decreases in other non-interest income and service charges on deposit accounts, along with a net loss on sales of other real estate owned. The decrease in other non-interest income was due to the $0.4 million New York State sales tax refund received in March 2018. These items were partially offset by an increase in the fair market value of equity investments.

Non-interest expense
Non-interest expense decreased $0.7 million, or 4.7%, compared with the same period in the prior year.  The decrease was due primarily to decreases in pension and other employee benefits, furniture and equipment expenses, professional services, other real estate owned expenses and other non-interest expenses, partially offset by a reduced credit in other components of net periodic pension and postretirement benefits. For the three months ended March 31, 2019, non-interest expense to average assets was 3.12%, compared with 3.37% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $0.4 million, or 54.2%, compared to the same period in the prior year.  The increase was due primarily to an increase in specific impairments. Net charge-offs decreased $0.2 million, compared with the same period in the prior year.

Income tax expense
Income tax expense was $1.0 million, a slight decrease compared to the same period in the prior year. The effective tax rate decreased from 19.3% for the first quarter of 2018 to 18.8% for the first quarter of 2019.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2019 and 2018. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 60 of this Form 10-Q and page 67 of the Corporation’s 2018 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2019	2018	Change	Percentage Change
Interest and dividend income	$16,665	$15,669	$996	6.4%
Interest expense	1,498	769	729	94.8%
Net interest income	$15,167	$14,900	$267	1.8%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended March 31, 2019 totaled $15.2 million compared with $14.9 million for the same period in the prior year, an increase of $0.3 million, or 1.8%, due primarily to a $1.0 million increase in total interest and dividend income, offset by a $0.7 million increase in total interest expense. Interest and fees from loans increased $0.4 million and interest from interest-earning deposits increased $0.7 million, while interest and dividends from investments decreased $0.1 million in the first quarter of 2019 as compared to the same period in the prior year. Interest expense on deposits increased $1.0 million, while interest expense on securities sold under agreements to repurchase decreased $0.1 million and interest expense on borrowed funds decreased $0.1 million in the first quarter of 2019 when compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.71% in the first quarter of 2019, compared with 3.75% for the same period in the prior year. The average yield on interest-earning assets increased 13 basis points, while the average cost of interest-bearing liabilities increased 26 basis points in the first quarter of 2019, compared to the same period in the prior year. Average interest-earning assets increased $47.3 million in the first quarter of 2019, compared to the same period in the prior year. The increase in interest and dividend income for the current quarter can be mostly attributed to average yield increases of 18 basis points on commercial loans, 29 basis points in consumer loans, 18 basis points in taxable securities and 23 basis points in interest-earning deposits, due to rising interest rates, along with a $9.5 million increase in the average balance of commercial loans, primarily commercial real estate, and a $110.0 million increase in the average balance of interest-earning deposits, compared to the same period in the prior year. The increase in interest expense for the current quarter can be mostly attributed to an increase in interest rates on interest-bearing deposit accounts, including promotional interest rates on time deposits, offset by a $44.5 million decrease in the average balance of FHLBNY advances, securities sold under agreements to repurchase, and other debt.

Average Consolidated Balance Sheet and Interest Analysis

The following table presents certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three months ended March 31, 2019 and 2018.  For the purpose of the table below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$854,201	$9,927	4.71%	$844,674	$9,431	4.53%
Mortgage loans	181,721	1,721	3.84%	194,917	1,811	3.77%
Consumer loans	260,278	2,878	4.48%	275,616	2,845	4.19%
Taxable securities	213,702	1,198	2.27%	250,015	1,291	2.09%
Tax-exempt securities	47,295	333	2.86%	54,624	379	2.81%
Interest-earning deposits	113,866	708	2.52%	3,902	22	2.29%
Total interest-earning assets	1,671,063	16,765	4.07%	1,623,748	15,779	3.94%

Non-earning assets:
Cash and due from banks	27,976			27,252
Premises and equipment, net	25,026			26,545
Other assets	54,696			53,753
Allowance for loan losses	(19,253)			(21,253)
AFS valuation allowance	(5,720)			(6,998)
Total assets	$1,753,788			$1,703,047

Interest-bearing liabilities:
Interest-bearing demand deposits	$195,814	$205	0.42%	$151,511	$35	0.09%
Savings and insured money market deposits	754,295	795	0.43%	769,997	374	0.20%
Time deposits	153,264	461	1.22%	117,120	92	0.32%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	4,268	37	3.52%	48,720	268	2.23%
Total interest-bearing liabilities	1,107,641	1,498	0.55%	1,087,348	769	0.29%

Non-interest-bearing liabilities:
Demand deposits	461,998			450,080
Other liabilities	16,764			15,124
Total liabilities	1,586,403			1,552,552
Shareholders' equity	167,385			150,495
Total liabilities and shareholders’ equity	$1,753,788			$1,703,047
Fully taxable equivalent net interest income		15,267			15,010
Net interest rate spread (1)			3.52%			3.65%
Net interest margin, fully taxable equivalent (2)			3.71%			3.75%
Taxable equivalent adjustment		(100)			(110)
Net interest income		$15,167			$14,900
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The table below illustrates the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three months ended March 31, 2019 and 2018.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purpose of this table, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31, 2019 vs. 2018
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$496	$109	$387
Mortgage loans	(90)	(124)	34
Consumer loans	33	(161)	194
Taxable investment securities	(93)	(198)	105
Tax-exempt investment securities	(46)	(53)	7
Interest-earning deposits	686	684	2
Total interest and dividend income, fully taxable equivalent	986	257	729

Interest expense on:
Interest-bearing demand deposits	170	13	157
Savings and insured money market deposits	421	(8)	429
Time deposits	369	37	332
FHLBNY advances, securities sold under agreements to repurchase and other debt	(231)	(331)	100
Total interest expense	729	(289)	1,018
Net interest income, fully taxable equivalent	$257	$546	$(289)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the first quarter of 2019 and 2018 were $1.1 million and $0.7 million, respectively. The increase was due primarily to recording a $1.9 million provision for a $3.4 million commercial relationship. Net charge-offs for the first quarter of 2019 were $0.3 million, compared with $0.5 million for the first quarter of 2018, a decrease $0.2 million.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2019	2018	Change	Percentage Change
WMG fee income	$2,276	$2,316	$(40)	(1.7)%
Service charges on deposit accounts	1,104	1,164	(60)	(5.2)%
Interchange revenue from debit card transactions	1,031	1,035	(4)	(0.4)%
Changes in fair value of equity investments	89	(2)	91	N/M
Net gains on sales of loans held for sale	48	46	2	4.3%
Net gains (losses) on sales of other real estate owned	(83)	44	(127)	(288.6)%
Income from bank owned life insurance	15	16	(1)	(6.3)%
CFS fee and commission income	168	110	58	52.7%
Other	277	746	(469)	(62.9)%
Total non-interest income	$4,925	$5,475	$(550)	(10.0)%

Total non-interest income for the first quarter of 2019 decreased $0.6 million compared with the same period in the prior year.  The decrease was primarily due to decreases in other non-interest income and net gains (losses) on sales of other real estate owned, partially offset by an increase in the fair market value of equity investments.

Other non-interest income
The decrease in other non-interest income was due to the $0.4 million New York State sales tax refund received in March 2018.

Net gains (losses) on sales of other real estate owned
The $0.1 million decrease in net gains (losses) on sales of other real estate owned was due to the sales of seven properties in the first quarter of 2019 which resulted in a net loss on sales versus the sales of three properties in the first quarter of 2018 which resulted in a net gain on sales.

Changes in fair value of equity investments
The increase in the fair value of equity investments was primarily due to an increase in the market value of the investments held in the corporation's deferred compensation plan.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2019	2018	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,721	$5,714	$7	0.1%
Pension and other employee benefits	1,545	1,658	(113)	(6.8)%
Total compensation expense	7,266	7,372	(106)	(1.4)%

Non-compensation expense:
Other components of net periodic pension and postretirement benefits	(141)	(408)	267	N/M
Net occupancy	1,567	1,608	(41)	(2.5)%
Furniture and equipment	528	658	(130)	(19.8)%
Data processing	1,727	1,742	(15)	(0.9)%
Professional services	405	540	(135)	(25.0)%
Amortization of intangible assets	163	194	(31)	(16.0)%
Marketing and advertising	268	349	(81)	(23.2)%
Other real estate owned expenses	31	138	(107)	(77.5)%
FDIC insurance	265	317	(52)	(16.4)%
Loan expenses	196	169	27	16.0%
Other	1,222	1,487	(265)	(17.8)%
Total non-compensation expense	6,231	6,794	(563)	(8.3)%
Total non-interest expense	$13,497	$14,166	$(669)	(4.7)%

Total non-interest expense for the first quarter of 2019 decreased $0.7 million compared with the same period in the prior year.  The decrease was due to decreases in both compensation expense and non-compensation expense.

Compensation expense
The decrease in compensation expense, compared to the same period in the prior year, can be attributed to a decrease in pension and other employee benefits. The decrease in pension and other employee benefits was due primarily to reduced health care costs.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in furniture and equipment expense, professional services, other real estate owned expense, and other non-interest expenses. The decrease in furniture and equipment expense was due primarily to runoff in depreciation expense related to mechanical equipment, as well as a reduction in non-capitalized fixed asset purchases as compared to the prior year period due to the opening of two new branches in 2018. The decrease in professional services was due primarily to consulting costs associated with the New York State sales tax refund received in March 2018. The decrease in OREO expense was due to a decrease in the number of properties.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended March 31,
	2019	2018	Change	Percentage Change
Income before income tax expense	$5,502	$5,500	$2	—%
Income tax expense	1,034	1,061	(27)	(2.5)%
Effective tax rate	18.8%	19.3%

Income tax expense was $1.0 million for both three month periods ended March 31, 2019 and 2018. The effective tax rate decreased from 19.3% for the first quarter of 2018 to 18.8% for the first quarter of 2019.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	March 31, 2019	December 31, 2018	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$125,810	$129,972	$(4,162)	(3.2)%
Total investment securities, FHLB, and FRB stock	275,757	252,180	23,577	9.3%

Loans, net of deferred loan fees	1,299,037	1,311,906	(12,869)	(1.0)%
Allowance for loan losses	(19,745)	(18,944)	(801)	4.2%
Loans, net	1,279,292	1,292,962	(13,670)	(1.1)%

Goodwill and other intangible assets, net	23,012	23,175	(163)	(0.7)%
Other assets	65,701	57,054	8,647	15.2%
Total assets	$1,769,572	$1,755,343	$14,229	0.8%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,566,502	$1,569,237	$(2,735)	(0.2)%
FHLBNY advances and other debt	4,250	4,304	(54)	(1.3)%
Other liabilities	27,286	16,773	10,513	62.7%
Total liabilities	1,598,038	1,590,314	7,724	0.5%

Total shareholders’ equity	171,534	165,029	6,505	3.9%
Total liabilities and shareholders’ equity	$1,769,572	$1,755,343	$14,229	0.8%

Cash and Cash Equivalents
The decrease in cash and cash equivalents can be attributed to changes in securities, loans, deposits, and borrowings.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $29.5 million and a decrease in unrealized losses, partially offset by pay-downs and maturities.

Loans, net
The decrease in total loans can be attributed to decreases of $3.1 million in commercial mortgages, $7.0 million in indirect consumer loans, $3.1 million in other consumer loans and $1.3 million in residential mortgages, partially offset by an increase of $1.6 million in commercial and agriculture loans.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to an increase of $8.4 million in operating lease right-of-use assets related to the adoption of ASU No. 2016-02 Leases as of January 1, 2019.

Deposits
The decrease in deposits can be attributed to a decrease of $22.4 million in non-interest-bearing demand deposits, offset by increases of $8.2 million in interest-bearing demand deposits, $2.5 million in money market accounts, $2.2 million in savings accounts and $6.8 million in time deposits. The decrease in non-interest-bearing demand deposits was mainly attributed to an outflow of commercial deposits. The increase in time deposits can be attributed to a rate promotion.

Other liabilities
The increase in other liabilities can be mostly attributed to an increase in operating lease liabilities related to the January 1, 2019 adoption of ASU No. 2016-02 Leases.

Shareholders’ equity
Shareholders’ equity was $171.5 million at March 31, 2019 compared with $165.0 million at December 31, 2018.  The increase was due primarily to earnings of $4.5 million, offset by $1.3 million in dividends declared during the three months ended March 31, 2019. The decrease of $2.6 million in accumulated other comprehensive loss can be mostly attributed to the increase in the fair market value of the securities portfolio. Also, treasury stock decreased $0.4 million, due to the issuance of shares to the Corporation's employee benefit stock plans and directors' stock plans.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.805 billion at March 31, 2019, including $282.1 million of assets held under management or administration for the Corporation, compared with $1.768 billion at December 31, 2018, including $283.0 million of assets held under management or administration for the Corporation, an increase of $36.7 million, or 2.1%. The growth in total assets under management or administration can be mostly attributed to an increase in the market value of total assets.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	March 31, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$5,492	$5,488	2.1%	$5,489	$5,472	2.3%
Mortgage-backed securities, residential and collateralized mortgage obligations	207,277	203,938	76.4%	189,111	183,192	75.6%
Obligations of states and political subdivisions	47,733	48,332	18.1%	44,390	44,152	18.2%
Other securities	9,027	8,963	3.4%	9,506	9,442	3.9%
Total	$269,529	$266,721	100.0%	$248,496	$242,258	100.0%

The available for sale segment of the securities portfolio totaled $266.7 million at March 31, 2019, an increase of $24.5 million, or 10.1%, from $242.3 million at December 31, 2018.  The increase can be mostly attributed to purchases in the amount of $29.5 million, largely mortgage-backed securities, offset by maturities and paydowns.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $3.9 million at March 31, 2019, a decrease of $1.0 million, or 20.6%, from $4.9 million at December 31, 2018, mostly attributed to maturities.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2018 to March 31, 2019 (in thousands):

LOANS
	March 31, 2019	December 31, 2018	Dollar Change	Percentage Change
Commercial and agricultural	$204,497	$202,854	$1,643	0.8%
Commercial mortgages	658,100	661,170	(3,070)	(0.5)%
Residential mortgages	181,428	182,724	(1,296)	(0.7)%
Indirect consumer loans	142,383	149,380	(6,997)	(4.7)%
Other consumer loans	112,629	115,778	(3,149)	(2.7)%
Total loans, net of deferred loan fees	$1,299,037	$1,311,906	$(12,869)	(1.0)%

Portfolio loans totaled $1.299 billion at March 31, 2019, a decrease of $12.9 million, or 1.0%, from $1.312 billion at December 31, 2018.  The decrease in loans can be attributed to decreases of $3.1 million in commercial mortgages, $7.0 million in indirect consumer loans, $3.1 million in other consumer loans and $1.3 million in residential mortgages, partially offset by an increase of $1.6 million in commercial and agricultural loans. The decline in commercial mortgages, indirect consumer loans, and other consumer loans can be mostly attributed to the portfolio runoff rate exceeding production during the quarter.

Residential mortgage loans totaled $181.4 million at March 31, 2019, a decrease of $1.3 million, or 0.7%, from December 31, 2018.  During the three months ended March 31, 2019, $2.1 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.2 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Chemung Canal Trust Company*	$591,139	$603,133	$630,732	$636,836	$683,137
Capital Bank Division	707,898	708,773	681,092	563,454	485,496
Total loans	$1,299,037	$1,311,906	$1,311,824	$1,200,290	$1,168,633
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At March 31, 2019 and December 31, 2018, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 46.3% and 47.2% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of March 31, 2019 and December 31, 2018.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	March 31, 2019	December 31, 2018
Non-accrual loans	$9,204	$6,305
Non-accrual troubled debt restructurings	5,895	5,949
Total non-performing loans	15,099	12,254
Other real estate owned	205	574
Total non-performing assets	$15,304	$12,828

Ratio of non-performing loans to total loans	1.16%	0.93%
Ratio of non-performing assets to total assets	0.86%	0.73%
Ratio of allowance for loan losses to non-performing loans	130.77%	154.59%

Accruing loans past due 90 days or more (1)	$11	$19
Accruing troubled debt restructurings (1)	776	816
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $15.1 million at March 31, 2019, or 1.16% of total loans, compared with $12.3 million at December 31, 2018, or 0.93% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $15.3 million, or 0.86% of total assets, at March 31, 2019, compared with $12.8 million, or 0.73% of total assets, at December 31, 2018. The increase in non-performing loans can be mostly attributed to one commercial relationship for $3.4 million, partially offset by decreases in non-performing loans in the residential mortgage and consumer loan portfolios. The increase in non-performing assets can also be attributed to the one commercial relationship for $3.4 million, partially offset by the sale of multiple other real estate owned properties during the first quarter of 2019.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $11 thousand at March 31, 2019, a decrease of $8 thousand from December 31, 2018.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of March 31, 2019, the Corporation had $5.9 million of non-accrual TDRs compared with $6.0 million as of December 31, 2018.  As of March 31, 2019 and December 31, 2018, the Corporation had $0.8 million of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at March 31, 2019 totaled $12.1 million, including TDRs of $6.7 million, compared to $8.8 million, including TDRs of $6.8 million, at December 31, 2018.  The increase in impaired loans was due primarily to an increase in impaired commercial mortgages, mostly due to the impairment of a commercial mortgage to one borrower for $3.4 million during the first quarter of 2019.  Included in the recorded investment of impaired loans at March 31, 2019, were loans totaling $7.0 million for which impairment allowances of $4.0 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2018, the impaired loan total included $3.7 million of loans for which specific impairment allowances of $2.2 million were allocated to the allowance for loan losses. The increase in impaired loans with specific impairment allowances can be mostly attributed to the impairment of a commercial mortgage to one borrower for $3.4 million during the first quarter of 2019.

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

The allowance for loan losses was $19.7 million at March 31, 2019, compared with $18.9 million at December 31, 2018.  The ratio of allowance for loan losses to total loans was 1.52% at March 31, 2019, compared with 1.44% at December 31, 2018.  Net charge-offs for the three months ended March 31, 2019 and 2018 were $0.3 million and $0.5 million, respectively.

The table below summarizes the Corporation’s loan loss experience for the three months ended March 31, 2019 and 2018 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Three Months Ended March 31,
	2019	2018
Balance of allowance for loan losses at beginning of period	$18,944	$21,161

Charge-offs:
Commercial and agricultural	7	19
Residential mortgages	2	94
Consumer loans	439	458
Total charge-offs	448	571

Recoveries:
Commercial and agricultural	11	9
Commercial mortgages	1	1
Residential mortgages	—	5
Consumer loans	144	76
Total recoveries	156	91

Net charge-offs	292	480
Provision for loan losses	1,093	709
Balance of allowance for loan losses at end of period	$19,745	$21,390

Ratio of net charge-offs to average loans outstanding	0.09%	0.15%
Ratio of allowance for loan losses to total loans outstanding	1.52%	1.62%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2018 to March 31, 2019 (in thousands):

DEPOSITS
	March 31, 2019	December 31, 2018	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$462,000	$484,433	$(22,433)	(4.6)%
Interest-bearing demand deposits	187,834	179,603	8,231	4.6%
Insured money market accounts	540,476	537,948	2,528	0.5%
Savings deposits	219,199	217,027	2,172	1.0%
Time deposits	156,993	150,226	6,767	4.5%
Total	$1,566,502	$1,569,237	$(2,735)	(0.2)%

Deposits totaled $1.567 billion at March 31, 2019 compared with $1.569 billion at December 31, 2018, a decrease of $2.7 million, or 0.2%. The decrease was attributable to a decrease of $22.4 million in non-interest-bearing demand deposits, offset by increases of $8.2 million in interest-bearing demand deposits, $2.5 million in money market accounts, $6.8 million in time deposits, and $2.2 million in savings deposits. The decrease in non-interest-bearing demand deposits was mainly attributed to a seasonal outflow of commercial deposits. The increase in time deposits can be attributed to a rate promotion. At March 31, 2019, demand deposit and money market accounts comprised 76.0% of total deposits compared with 76.6% at December 31, 2018.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Chemung Canal Trust Company*	$1,343,519	$1,328,658	$1,264,883	$1,249,870	$1,219,282
Capital Bank Division	222,983	240,579	202,563	206,473	181,013
Total	$1,566,502	$1,569,237	$1,467,446	$1,456,343	$1,400,295
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers.  There were no deposits obtained through brokers as of March 31, 2019 and December 31, 2018. Deposits obtained through the CDARS and ICS programs were $194.7 million and $193.6 million as of March 31, 2019 and December 31, 2018, respectively.  The increase in CDARS and ICS deposits was due to the seasonal inflow of current municipal client balances.

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

Borrowings

Borrowings decreased $0.1 million from $4.3 million at December 31, 2018 to $4.2 million at March 31, 2019, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity increased $6.5 million from $165.0 million at December 31, 2018 to $171.5 million at March 31, 2019, due primarily to an increase in retained earnings and a decrease in accumulated other comprehensive loss. The increase in retained earnings of $3.2 million was due primarily to earnings of $4.5 million, offset by $1.3 million in dividends declared during the three months ended March 31, 2019. The decrease in accumulated other comprehensive loss of $2.6 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Also, treasury stock decreased $0.4 million, due to the issuance of shares pursuant to the Corporation's employee benefit plans and the directors' stock compensation plans.

The total shareholders’ equity to total assets ratio was 9.69% at March 31, 2019 compared with 9.40% at December 31, 2018.  The tangible equity to tangible assets ratio was 8.50% at March 31, 2019 compared with 8.19% at December 31, 2018.  Book value per share increased to $35.27 at March 31, 2019 from $33.99 at December 31, 2018.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories:  well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of March 31, 2019, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $117.0 million and $112.6 million at March 31, 2019 and December 31, 2018, respectively.  The Corporation also had a total of $28.0 million of unsecured lines of credit with four different financial institutions, all of which was available at March 31, 2019 and December 31, 2018.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$7,244	$6,980
Net cash (used in) provided by investing activities	(7,521)	3,401
Net cash used in financing activities	(3,885)	(10,106)
Net increase (decrease) in cash and cash equivalents	$(4,162)	$275

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first three months of 2019 and 2018 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the first three months of 2019 predominantly resulted from purchases of securities available for sale, offset by maturities and principal paydowns on securities available for sale and a net decrease in loans. Cash provided by investing activities during the first three months of 2018 predominantly resulted from calls, maturities, and principal collected in securities available for sale and redemption of FHLBNY stock, offset by a net increase in loans and purchases of FHLBNY stock.

Financing activities

Cash used in financing activities during the first three months of 2019 predominantly resulted from a net decrease in deposits. Cash used in financing activities during the first three months of 2018 predominantly resulted from the repayment of FHLBNY overnight advances, offset by increases in deposits.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. As a result of the recently enacted Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements, effective August 30, 2018. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

As a result of the Regulatory Relief Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital requirement for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition. The federal banking agencies have proposed a community bank leverage ratio of 9.0%, which remains under consideration. Until a final rule is issued, the Basel III guidelines remain applicable to the Bank.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of March 31, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2019, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of March 31, 2019 and December 31, 2018 were calculated under Basel III rules.

The Bank’s actual and required regulatory capital ratios as of March 31, 2019 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$173,612	13.39%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$165,871	12.81%	$103,577	8.00%	$127,852	9.875%	$129,471	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$157,364	12.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$149,643	11.56%	$77,682	6.00%	$101,958	7.875%	$103,577	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$157,364	12.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$149,643	11.56%	$58,262	4.50%	$82,538	6.375%	$84,156	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$157,364	9.07%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$149,643	8.64%	$69,257	4.00%	N/A	N/A	$86,571	5.00%

The Corporation’s and the Bank’s actual and required regulatory capital ratios as of December 31, 2018 were as follows (in thousands, except ratio data):

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

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At March 31, 2019, the Bank could, without prior approval, declare dividends of approximately $21.6 million.

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$15,167	$15,484	$15,079	$15,017	$14,900
Fully taxable equivalent adjustment	100	105	99	106	110
Fully taxable equivalent net interest income (non-GAAP)	$15,267	$15,589	$15,178	$15,123	$15,010

Average interest-earning assets (GAAP)	$1,671,063	$1,680,269	$1,625,132	$1,625,591	$1,623,748

Net interest margin - fully taxable equivalent (non-GAAP)	3.71%	3.68%	3.71%	3.73%	3.75%

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

	As of the Three Months Ended
(in thousands, except ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
EFFICIENCY RATIO
Net interest income (GAAP)	$15,167	$15,484	$15,079	$15,017	$14,900
Fully taxable equivalent adjustment	100	105	99	106	110
Fully taxable equivalent net interest income (non-GAAP)	$15,267	$15,589	$15,178	$15,123	$15,010

Non-interest income (GAAP)	$4,925	$4,893	$7,381	$5,325	$5,475
Less: changes in fair value of equity investments	—	—	(2,093)	—	—
Less: net (gains) losses on security transactions	—	—	—	—	—
Adjusted non-interest income (non-GAAP)	$4,925	$4,893	$5,288	$5,325	$5,475

Non-interest expense (GAAP)	$13,497	$14,205	$13,428	$14,967	$14,166
Less: amortization of intangible assets	(163)	(176)	(182)	(182)	(194)
Less: legal reserve	—	—	—	(989)	—
Adjusted non-interest expense (non-GAAP)	$13,334	$14,029	$13,246	$13,796	$13,972

Efficiency ratio (unadjusted)	67.18%	69.71%	59.79%	73.58%	69.53%
Efficiency ratio (adjusted)	66.04%	68.49%	64.72%	67.47%	68.21%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$171,534	$165,029	$156,499	$151,780	$150,262
Less: intangible assets	(23,012)	(23,175)	(23,351)	(23,533)	(23,715)
Tangible equity (non-GAAP)	$148,522	$141,854	$133,148	$128,247	$126,547

Total assets (GAAP)	$1,769,572	$1,755,343	$1,753,864	$1,710,166	$1,699,954
Less: intangible assets	(23,012)	(23,175)	(23,351)	(23,533)	(23,715)
Tangible assets (non-GAAP)	$1,746,560	$1,732,168	$1,730,513	$1,686,633	$1,676,239

Total equity to total assets at end of period (GAAP)	9.69%	9.40%	8.92%	8.88%	8.84%
Book value per share (GAAP)	$35.27	$33.99	$32.35	$31.42	$31.16

Tangible equity to tangible assets at end of period (non-GAAP)	8.50%	8.19%	7.69%	7.60%	7.55%
Tangible book value per share (non-GAAP)	$30.54	$29.22	$27.53	$26.55	$26.24

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

	As of or for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in thousands, except ratio data)	2019	2018	2018	2018	2018
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$167,385	$159,032	$154,331	$151,216	$150,495
Less: average intangible assets	(23,092)	(23,266)	(23,440)	(23,625)	(23,830)
Average tangible equity (non-GAAP)	$144,293	$135,766	$130,891	$127,591	$126,665

Return on average equity (GAAP)	10.83%	14.29%	17.81%	6.70%	11.96%
Return on average tangible equity (non-GAAP)	12.56%	16.74%	21.01%	7.94%	14.21%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
NON-GAAP NET INCOME
Reported net income (GAAP)	$4,468	$5,730	$6,930	$2,527	$4,439
Net changes in fair value of investments (net of tax)	—	—	(1,559)	—	—
Legal reserve (net of tax)	—	—	—	737	—
Revaluation of net deferred tax asset	—	(445)	—	—	—
Non- GAAP net income	$4,468	$5,285	$5,371	$3,264	$4,439

Average basic and diluted shares outstanding	4,860	4,843	4,834	4,828	4,822

Reported basic and diluted earnings per share (GAAP)	$0.92	$1.18	$1.43	$0.52	$0.92
Reported return on average assets (GAAP)	1.03%	1.29%	1.61%	0.59%	1.06%
Reported return on average equity (GAAP)	10.83%	14.29%	17.81%	6.70%	11.96%

Non-GAAP basic and diluted earnings per share	$0.92	$1.09	$1.11	$0.68	$0.92
Non-GAAP return on average assets	1.03%	1.19%	1.25%	0.77%	1.06%
Non-GAAP return on average equity	10.83%	13.18%	13.81%	8.66%	11.96%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At March 31, 2019, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 13.01% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 8.02%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline at this time, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 4.82% and an immediate 300-basis point increase would positively impact the next 12 months net interest income by 11.95%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value.  At March 31, 2019, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 15.38%, slightly above the Corporation's policy guidelines of 15%. An immediate 200-basis point increase in interest rates would positively impact the market value by 8.58%, which is within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 5.61% and an immediate 300-basis point increase in interest rates would positively impact the market value by 12.15%.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of March 31, 2019.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of March 31, 2019, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 13, 2019.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/19-1/31/19	—	$—	—	121,906
2/1/19-2/28/19	—	—	—	121,906
3/1/19-3/31/19	—	—	—	121,906
Quarter ended 3/31/19	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended March 31, 2019, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: May 6, 2019	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: May 6, 2019	By: /s/ Karl F. Krebs
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