Form 10-Q
period 2019-06-30
CHEMUNG FINANCIAL CORP
filed 2019-08-08
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2019

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
YES:____ NO: X

The number of shares of the registrant's common stock, $.01 par value, outstanding on August 7, 2019 was 4,842,971.

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $.01 per share	CHMG	Nasdaq Global Select Market

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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from financial institutions	$32,622	$33,040
Interest-earning deposits in other financial institutions	83,838	96,932
Total cash and cash equivalents	116,460	129,972

Equity investments, at estimated fair value	2,079	1,909
Securities available for sale, at estimated fair value	269,286	242,258
Securities held to maturity, estimated fair value of $4,099 at June 30, 2019 and $4,858 at December 31, 2018	4,090	4,875
FHLBNY and FRBNY Stock, at cost	3,091	3,138

Loans, net of deferred loan fees	1,288,371	1,311,906
Allowance for loan losses	(19,656)	(18,944)
Loans, net	1,268,715	1,292,962

Loans held for sale	624	502
Premises and equipment, net	23,605	24,980
Operating lease right-of-use assets	8,220	—
Goodwill	21,824	21,824
Other intangible assets, net	1,037	1,351
Bank-owned life insurance	3,079	3,048
Accrued interest receivable and other assets	30,887	28,524

Total assets	$1,752,997	$1,755,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$451,985	$484,433
Interest-bearing	1,089,153	1,084,804
Total deposits	1,541,138	1,569,237

Long term finance lease obligation	4,195	4,304
Operating lease liabilities	8,250	—
Dividends payable	1,259	1,254
Accrued interest payable and other liabilities	19,768	15,519
Total liabilities	1,574,610	1,590,314

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at June 30, 2019 and December 31, 2018	53	53
Additional paid-in capital	46,284	45,820
Retained earnings	150,063	143,129
Treasury stock, at cost; 469,138 shares at June 30, 2019 and 488,844 shares at December 31, 2018	(12,062)	(12,562)
Accumulated other comprehensive loss	(5,951)	(11,411)
Total shareholders' equity	178,387	165,029

Total liabilities and shareholders' equity	$1,752,997	$1,755,343

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$14,570	$14,300	$29,059	$28,350
Taxable securities	1,281	1,264	2,476	2,553
Tax exempt securities	306	295	579	603
Interest-earning deposits	525	10	1,233	32
Total interest and dividend income	16,682	15,869	33,347	31,538
Interest expense:
Deposits	1,544	608	3,005	1,109
Securities sold under agreements to repurchase	—	44	—	137
Borrowed funds	37	200	74	375
Total interest expense	1,581	852	3,079	1,621
Net interest income	15,101	15,017	30,268	29,917
Provision for loan losses	150	2,362	1,243	3,071
Net interest income after provision for loan losses	14,951	12,655	29,025	26,846

Non-interest income:
WMG fee income	2,524	2,373	4,800	4,689
Service charges on deposit accounts	1,085	1,144	2,189	2,308
Interchange revenue from debit card transactions	1,024	996	2,055	2,031
Net gains on security transactions	19	—	19	—
Changes in fair value of equity investments	27	26	116	24
Net gains on sales of loans held for sale	29	59	77	105
Net losses on sales of other real estate owned	(3)	(48)	(86)	(4)
Income from bank-owned life insurance	16	17	31	33
Other	365	758	810	1,614
Total non-interest income	5,086	5,325	10,011	10,800

Non-interest expenses:
Salaries and wages	5,780	5,564	11,501	11,278
Pension and other employee benefits	1,473	1,518	3,018	3,176
Other components of net periodic pension and postretirement benefits	(141)	(408)	(282)	(816)
Net occupancy	1,478	1,643	3,045	3,251
Furniture and equipment	595	702	1,123	1,360
Data processing	1,873	1,764	3,600	3,506
Professional services	418	508	823	1,048
Legal accruals and settlements	—	989	—	989
Amortization of intangible assets	151	182	314	376
Marketing and advertising	145	255	413	604
Other real estate owned	40	100	71	238
FDIC insurance	221	301	486	618
Loan expense	190	184	386	353
Other	1,600	1,665	2,822	3,152
Total non-interest expenses	13,823	14,967	27,320	29,133
Income before income tax expense	6,214	3,013	11,716	8,513
Income tax expense	1,233	486	2,267	1,547
Net income	$4,981	$2,527	$9,449	$6,966

Weighted average shares outstanding	4,866	4,828	4,863	4,825
Basic and diluted earnings per share	$1.02	$0.52	$1.94	$1.44

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$4,981	$2,527	$9,449	$6,966
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	3,882	(400)	7,312	(4,839)
Reclassification adjustment for gains realized in net income	(19)	—	(19)	—
Net unrealized gains (losses)	3,863	(400)	7,293	(4,839)
Tax effect	986	(101)	1,860	(1,233)
Net of tax amount	2,877	(299)	5,433	(3,606)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)	(110)	(110)
Reclassification adjustment for amortization of net actuarial loss	73	73	146	146
Total before tax effect	18	18	36	36
Tax effect	4	4	9	9
Net of tax amount	14	14	27	27

Total other comprehensive income (loss)	2,891	(285)	5,460	(3,579)

Comprehensive income	$7,872	$2,242	$14,909	$3,387

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2018	$53	$46,404	$131,694	$(14,053)	$(13,836)	$150,262
Net income	—	—	2,527	—	—	2,527
Other comprehensive loss	—	—	—	—	(285)	(285)
Restricted stock awards	—	69	—	—	—	69
Restricted stock units for directors' deferred compensation plan	—	22	—	—	—	22
Cash dividends declared ($0.26 per share)	—	—	(1,248)	—	—	(1,248)
Distribution of 36,681 shares of treasury stock for deferred directors’ compensation	—	(722)	—	940	—	218
Sale of 2,648 shares of treasury stock (a)	—	100	—	115	—	215
Balances at June 30, 2018	$53	$45,873	$132,973	$(12,998)	$(14,121)	$151,780

Balances at March 31, 2019	$53	$46,174	$146,340	$(12,191)	$(8,842)	$171,534
Net income	—	—	4,981	—	—	4,981
Other comprehensive income	—	—	—	—	2,891	2,891
Restricted stock awards	—	98	—	—	—	98
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Cash dividends declared ($0.26 per share)	—	—	(1,258)	—	—	(1,258)
Distribution of 2,551 shares of treasury stock for deferred directors’ compensation	—	(52)	—	65	—	13
Sale of 2,485 shares of treasury stock (a)	—	54	—	64	—	118
Balances at June 30, 2019	$53	$46,284	$150,063	$(12,062)	$(5,951)	$178,387
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2018, as reported	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813
Cumulative effect of accounting change (b)	—	—	40	—	(202)	(162)
Balances at January 1, 2018, as adjusted	53	45,967	128,493	(14,320)	(10,542)	149,651
Net income	—	—	6,966	—	—	6,966
Other comprehensive loss	—	—	—	—	(3,579)	(3,579)
Restricted stock awards	—	232	—	—	—	232
Restricted stock units for directors' deferred compensation plan	—	47	—	—	—	47
Cash dividends declared ($0.52 per share)	—	—	(2,486)	—	—	(2,486)
Distribution of 6,015 shares of treasury stock for directors' compensation	—	147	—	154	—	301
Distribution of 1,784 shares of treasury stock for employee compensation	—	44	—	45	—	89
Distribution of 36,681 shares of treasury stock for deferred directors’ compensation	—	(722)	—	940	—	218
Sale of 7,143 shares of treasury stock (a)	—	158	—	183	—	341
Balances at June 30, 2018	$53	$45,873	$132,973	$(12,998)	$(14,121)	$151,780

Balances at January 1, 2019	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
Net income	—	—	9,449	—	—	9,449
Other comprehensive income	—	—	—	—	5,460	5,460
Restricted stock awards	—	199	—	—	—	199
Restricted stock units for directors' deferred compensation plan	—	21	—	—	—	21
Distribution of 439 shares of treasury stock grants for employee restricted stock awards	—	—	—	11	—	11
Cash dividends declared ($0.52 per share)	—	—	(2,515)	—	—	(2,515)
Distribution of 8,465 shares of treasury stock for directors' compensation	—	139	—	218	—	357
Distribution of 2,373 shares of treasury stock for employee compensation	—	39	—	61	—	100
Distribution of 2,551 shares of treasury stock for deferred directors’ compensation	—	(52)	—	65	—	13
Repurchase of 272 shares of common stock	—	—	—	(13)	—	(13)
Sale of 6,150 shares of treasury stock (a)	—	118	—	158	—	276
Balances at June 30, 2019	$53	$46,284	$150,063	$(12,062)	$(5,951)	$178,387
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 2016-01. See "Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$9,449	$6,966
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	314	376
Provision for loan losses	1,243	3,071
Net losses on disposal of fixed assets	18	10
Depreciation and amortization of fixed assets	1,623	1,816
Amortization of right-of-use asset	322	—
Amortization of premiums on securities, net	518	608
Gains on sales of loans held for sale, net	(77)	(105)
Proceeds from sales of loans held for sale	3,938	5,308
Loans originated and held for sale	(3,983)	(5,345)
Changes in fair value on equity investments	(116)	(24)
Net gains on securities transactions	(19)	—
Net losses on sales of other real estate owned	86	4
Write-downs on OREO	53	—
Purchase of equity investments	(54)	(50)
Expense related to restricted stock units for directors' deferred compensation plan	21	47
Expense related to employee stock compensation	100	89
Expense related to employee restricted stock awards	199	232
Income from bank-owned life insurance	(31)	(33)
Increase in other assets and accrued interest receivable	(2,716)	(4,209)
Payments made on operating leases	(300)	—
(Increase) decrease in accrued interest payable	82	(33)
Increase in other liabilities	2,702	1,825
Net cash provided by operating activities	13,372	10,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	15,200	—
Proceeds from maturities, calls, and principal paydowns on securities available for sale	21,828	22,486
Proceeds from maturities and principal collected on securities held to maturity	1,330	585
Purchases of securities available for sale	(57,262)	—
Purchases of securities held to maturity	(545)	(610)
Purchase of FHLBNY and FRBNY stock	(6)	(17,123)
Redemption of FHLBNY and FRBNY stock	53	17,091
Purchases of premises and equipment	(266)	(1,218)
Proceeds from sales of other real estate owned	342	1,295
Net (increase) decrease in loans	22,884	(27,451)
Net cash (used in) provided by investing activities	3,558	(4,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(55,665)	(16,269)
Net increase in time deposits	27,566	27,732
Net decrease in securities sold under agreements to repurchase	—	(10,000)
Net decrease in FHLBNY overnight advances	—	1,250
Repayments of FHLBNY long term advances	—	(2,000)
Payments made on finance leases	(109)	(106)
Sale of treasury stock	276	341
Cash dividends paid	(2,510)	(2,470)
Net cash used in financing activities	(30,442)	(1,522)
Net increase (decrease) in cash and cash equivalents	(13,512)	4,086
Cash and cash equivalents, beginning of period	129,972	30,729
Cash and cash equivalents, end of period	$116,460	$34,815

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2019	2018
Cash paid for:
Interest	$2,997	$1,654
Income taxes	$1,975	$1,355
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$120	$244
Dividends declared, not yet paid	$1,259	$1,249
Repurchase of common stock in lieu of employee payroll taxes	$(13)	$—
Distribution of treasury stock for directors' compensation	$357	$301
Distribution of treasury stock for deferred directors' compensation	$13	$218
Securities traded, not yet settled	$—	$—

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. In July 2019, the FASB proposed changes to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation would be eligible for the proposed delay. The Corporation anticipates that the adoption of the CECL model will result in an increase to the Corporation's allowance for loan losses. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. In 2018, the committee began establishing parameters which will be used in the CECL model with the selected vendor. The Corporation is running its current incurred loss model and a CECL model concurrently. The Corporation is currently evaluating the impact of the proposed delay on its implementation plan.

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

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,866 and 4,828 weighted average shares outstanding for the three-month periods ended June 30, 2019 and 2018, respectively. Earnings per share were computed by dividing net income by 4,863 and 4,825 weighted average shares outstanding for the six-month periods ended June 30, 2019 and 2018, respectively. There were no common stock equivalents during the three and six-month periods ended June 30, 2019 or 2018.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$4,999	$—	$4	$4,995
Mortgage-backed securities, residential	200,665	1,101	1,378	200,388
Obligations of states and political subdivisions	45,194	1,227	5	46,416
Corporate bonds and notes	249	1	—	250
SBA loan pools	17,124	148	35	17,237
Total	$268,231	$2,477	$1,422	$269,286

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,489	$10	$27	$5,472
Mortgage-backed securities, residential	189,111	146	6,065	183,192
Obligations of states and political subdivisions	44,390	70	308	44,152
Corporate bonds and notes	249	—	2	247
SBA loan pools	9,257	—	62	9,195
Total	$248,496	$226	$6,464	$242,258

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,750	$—	$—	$1,750
Time deposits with other financial institutions	2,340	9	—	2,349
Total	$4,090	$9	$—	$4,099

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,020	$—	$—	$3,020
Time deposits with other financial institutions	1,855	—	17	1,838
Total	$4,875	$—	$17	$4,858

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	June 30, 2019
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$8,167	$8,169	$1,928	$1,926
After one, but within five years	6,465	6,609	2,162	2,173
After five, but within ten years	34,706	35,759	—	—
After ten years	1,104	1,124	—	—
	50,442	51,661	4,090	4,099
Mortgage-backed securities, residential	200,665	200,388	—	—
SBA loan pools	17,124	17,237	—	—
Total	$268,231	$269,286	$4,090	$4,099

The proceeds from sales and calls of securities resulting in gains or losses for the three months ended June 30, 2019 and 2018 are listed below (in thousands):

	2019	2018
Proceeds	$15,200	$—
Gross gains	79	—
Gross losses	(60)	—
Tax expense	5	—

The proceeds from sales and calls of securities resulting in gains or losses for the six months ended June 30, 2019 and 2018 are listed below (in thousands):

	2019	2018
Proceeds	$15,200	$—
Gross gains	79	—
Gross losses	(60)	—
Tax expense	5	—

The following tables summarize the investment securities available for sale with unrealized losses at June 30, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$4,995	$4	$4,995	$4
Mortgage-backed securities, residential	—	—	133,078	1,378	133,078	1,378
Obligations of states and political subdivisions	480	1	323	4	803	5
SBA loan pools	—	—	1,540	35	1,540	35
Total temporarily impaired securities	$480	$1	$139,936	$1,421	$140,416	$1,422

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$4,969	$27	$4,969	$27
Mortgage-backed securities, residential	—	—	171,481	6,065	171,481	6,065
Obligations of states and political subdivisions	10,868	38	21,345	270	32,213	308
Corporate bonds and notes	247	2	—	—	247	2
SBA loan pools	5,985	17	3,210	45	9,195	62
Total temporarily impaired securities	$17,100	$57	$201,005	$6,407	$218,105	$6,464

Other-Than-Temporary Impairment

As of June 30, 2019, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At June 30, 2019, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Equity Investments

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in the consolidated statement of income.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Commercial and agricultural:
Commercial and industrial	$206,588	$202,526
Agricultural	210	328
Commercial mortgages:
Construction	39,606	54,476
Commercial mortgages, other	608,894	606,694
Residential mortgages	183,835	182,724
Consumer loans:
Credit cards	—	1,449
Home equity lines and loans	94,465	98,145
Indirect consumer loans	138,658	149,380
Direct consumer loans	16,115	16,184
Total loans, net of deferred origination fees and costs	1,288,371	1,311,906
Interest receivable on loans	4,052	3,703
Total recorded investment in loans	$1,292,423	$1,315,609

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$5,429	$9,474	$1,215	$3,627	$19,745
Charge-offs	(48)	—	(39)	(318)	(405)
Recoveries	4	1	45	116	166
Net recoveries (charge-offs)	(44)	1	6	(202)	(239)
Provision	91	70	8	(19)	150
Ending balance	$5,476	$9,545	$1,229	$3,406	$19,656

	Three Months Ended June 30, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$7,003	$8,640	$1,407	$4,340	$21,390
Charge-offs	(3,624)	(145)	(71)	(463)	(4,303)
Recoveries	11	1	—	184	196
Net recoveries (charge-offs)	(3,613)	(144)	(71)	(279)	(4,107)
Provision	1,579	244	109	430	2,362
Ending balance	$4,969	$8,740	$1,445	$4,491	$19,645

The following tables present the activity in the allowance for loan losses by portfolio segment for the six month periods ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$5,383	$8,184	$1,226	$4,151	$18,944
Charge-offs:	(55)	—	(41)	(757)	(853)
Recoveries:	15	2	45	260	322
Net recoveries (charge-offs)	(40)	2	4	(497)	(531)
Provision	133	1,359	(1)	(248)	1,243
Ending balance	$5,476	$9,545	$1,229	$3,406	$19,656

	Six Months Ended June 30, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$6,976	$8,514	$1,316	$4,355	$21,161
Charge-offs:	(3,644)	(145)	(165)	(921)	(4,875)
Recoveries:	21	2	5	260	288
Net recoveries (charge-offs)	(3,623)	(143)	(160)	(661)	(4,587)
Provision	1,616	369	289	797	3,071
Ending balance	$4,969	$8,740	$1,445	$4,491	$19,645

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,726	$2,738	$—	$—	$4,464
Collectively evaluated for impairment	3,750	6,807	1,229	3,406	15,192
Total ending allowance balance	$5,476	$9,545	$1,229	$3,406	$19,656

	December 31, 2018
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,743	$446	$—	$—	$2,189
Collectively evaluated for impairment	3,640	7,738	1,226	4,151	16,755
Total ending allowance balance	$5,383	$8,184	$1,226	$4,151	$18,944

	June 30, 2019
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,074	$14,056	$385	$160	$16,675
Loans collectively evaluated for impairment	205,395	636,546	183,962	249,845	1,275,748
Total ending loans balance	$207,469	$650,602	$184,347	$250,005	$1,292,423

	December 31, 2018
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,128	$6,146	$402	$55	$8,731
Loans collectively evaluated for impairment	201,284	656,842	182,823	265,929	1,306,878
Total ending loans balance	$203,412	$662,988	$183,225	$265,984	$1,315,609

The following table presents loans individually evaluated for impairment recognized by class of loans as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$272	$273	$—	$345	$346	$—
Commercial mortgages:
Construction	277	278	—	307	308	—
Commercial mortgages, other	3,436	3,438	—	4,007	3,935	—
Residential mortgages	413	385	—	424	402	—
Consumer loans:
Home equity lines and loans	158	160	—	54	55	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,800	1,801	1,726	1,780	1,782	1,743
Commercial mortgages:
Commercial mortgages, other	10,423	10,340	2,738	1,902	1,903	446
Total	$16,779	$16,675	$4,464	$8,819	$8,731	$2,189

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$289	$—	$710	$7	$308	$1	$762	$15
Commercial mortgages:
Construction	285	2	345	3	293	5	352	6
Commercial mortgages, other	3,640	3	4,290	5	3,738	6	4,240	10
Residential mortgages	388	2	421	2	393	4	423	4
Consumer loans:
Home equity lines & loans	163	1	61	1	127	1	62	2
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	1,817	—	3,196	—	1,805	—	3,886	—
Commercial mortgages:
Commercial mortgages, other	7,741	—	2,467	1	5,795	—	2,578	3
Total	$14,323	$8	$11,490	$19	$12,459	$17	$12,303	$40
(1)Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of June 30, 2019 and December 31, 2018 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Commercial and agricultural:
Commercial and industrial	$2,042	$2,048	$57	$10
Commercial mortgages:
Construction	94	109	—	—
Commercial mortgages, other	13,580	5,529	—	—
Residential mortgages	2,545	2,655	—	—
Consumer loans:
Credit cards	—	—	—	9
Home equity lines and loans	722	1,183	—	—
Indirect consumer loans	526	693	—	—
Direct consumer loans	7	37	—	—
Total	$19,516	$12,254	$57	$19

The following tables present the aging of the recorded investment in loans as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,221	$87	$128	$1,436	$205,822	$207,258
Agricultural	—	—	—	—	211	211
Commercial mortgages:
Construction	—	—	—	—	39,734	39,734
Commercial mortgages, other	2,593	87	2,126	4,806	606,062	610,868
Residential mortgages	1,894	557	1,039	3,490	180,857	184,347
Consumer loans:
Home equity lines and loans	886	22	251	1,159	93,629	94,788
Indirect consumer loans	1,128	185	201	1,514	137,515	139,029
Direct consumer loans	89	54	—	143	16,045	16,188
Total	$7,811	$992	$3,745	$12,548	$1,279,875	$1,292,423

	December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$284	$61	$71	$416	$202,667	$203,083
Agricultural	16	—	—	16	313	329
Commercial mortgages:
Construction	—	—	—	—	54,626	54,626
Commercial mortgages, other	6,273	158	169	6,600	601,762	608,362
Residential mortgages	2,204	516	1,026	3,746	179,479	183,225
Consumer loans:
Credit cards	1	3	9	13	1,437	1,450
Home equity lines and loans	279	97	730	1,106	97,360	98,466
Indirect consumer loans	1,511	319	436	2,266	147,540	149,806
Direct consumer loans	120	53	31	204	16,058	16,262
Total	$10,688	$1,207	$2,472	$14,367	$1,301,242	$1,315,609

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

As of June 30, 2019 and December 31, 2018, the Corporation has a recorded investment in TDRs of $6.3 million and $6.8 million, respectively.  There were specific reserves of $0.7 million and $0.9 million allocated for TDRs at June 30, 2019 and December 31, 2018, respectively.  As of June 30, 2019, TDRs totaling $0.6 million were accruing interest under the modified terms and $5.7 million were on non-accrual status.  As of December 31, 2018, TDRs totaling $0.8 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  The Corporation had committed no additional amounts as of both June 30, 2019 and December 31, 2018, to customers with outstanding loans that are classified as TDRs.

There were no loans modified as TDRs during the three month period ended June 30, 2019 or the three month period ended June 30, 2018.

During the six months ended June 30, 2019 and 2018, the terms of certain loans were modified as TDRs. The modification of the terms of one home equity loan during the six months ended June 30, 2019 included a reduction in the stated interest rate for the remaining life of the loan, an extension of the maturity date for approximately three years and a reduction of the scheduled amortized payment of the loan for greater than a three month period. The modification of the terms of one commercial and industrial term loan during the six months ended June 30, 2018 included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following tables present loans by class modified as TDRs that occurred during the six months ended June 30, 2019 and 2018 (dollars in thousands):

June 30, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Consumer loans:
Home equity lines and loans	1	$137	$137
Total	1	$137	$137

June 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$100	$100
Total	1	$100	$100

The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the six month periods ended June 30, 2019 and 2018.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and six month periods ended June 30, 2019 and 2018.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of June 30, 2019 and December 31, 2018, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	June 30, 2019
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$195,789	$2,641	$7,085	$1,743	$207,258
Agricultural	—	211	—	—	—	211
Commercial mortgages:
Construction	—	39,640	—	94	—	39,734
Commercial mortgages	—	582,259	7,343	16,730	4,536	610,868
Residential mortgages	181,802	—	—	2,545	—	184,347
Consumer loans:
Credit cards	—	—	—	—	—	—
Home equity lines and loans	94,066	—	—	722	—	94,788
Indirect consumer loans	138,503	—	—	526	—	139,029
Direct consumer loans	16,181	—	—	7	—	16,188
Total	$430,552	$817,899	$9,984	$27,709	$6,279	$1,292,423

	December 31, 2018
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$190,666	$4,452	$6,222	$1,743	$203,083
Agricultural	—	329	—	—	—	329
Commercial mortgages:
Construction	—	54,517	—	109	—	54,626
Commercial mortgages	—	574,221	16,830	15,948	1,363	608,362
Residential mortgages	180,570	—	—	2,655	—	183,225
Consumer loans:
Credit cards	1,450	—	—	—	—	1,450
Home equity lines and loans	97,283	—	—	1,183	—	98,466
Indirect consumer loans	149,113	—	—	693	—	149,806
Direct consumer loans	16,225	—	—	37	—	16,262
Total	$444,641	$819,733	$21,282	$26,847	$3,106	$1,315,609

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$181,802	$—	$94,066	$138,503	$16,181
Non-Performing	2,545	—	722	526	7
	$184,347	$—	$94,788	$139,029	$16,188

	December 31, 2018
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$180,570	$1,450	$97,283	$149,113	$16,225
Non-Performing	2,655	—	1,183	693	37
	$183,225	$1,450	$98,466	$149,806	$16,262

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$4,995	$—	$4,995	$—
Mortgage-backed securities, residential	200,388	—	200,388	—
Obligations of states and political subdivisions	46,416	—	46,416	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	17,237	—	17,237	—
Total available for sale securities	$269,286	$—	$269,286	$—

Equity investments	$1,244	$1,244	$—	$—
Derivative assets	6,095	—	6,095	—

Financial Liabilities:
Derivative liabilities	$6,460	$—	$6,095	$365

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2019.

		Fair Value Measurement at December 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,472	$—	$5,472	$—
Mortgage-backed securities, residential	183,192	—	183,192	—
Obligations of states and political subdivisions	44,152	—	44,152	—
Corporate bonds and notes	247	—	247	—
SBA loan pools	9,195	—	9,195	—
Total available for sale securities	$242,258	$—	$242,258	$—

Equity investments	$1,075	$1,075	$—	$—
Derivative assets	3,142	—	3,142	—

Financial Liabilities:
Derivative liabilities	$3,282	$—	$3,142	$140

There were no transfers between Level 1 and Level 2 during the three and six month periods ended June 30, 2018.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended June 30, 2019 and 2018 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance of recurring Level 3 assets at April 1	$—	$—	$(230)	$(50)
Derivative instruments entered into	—	—	(11)	(1)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(124)	33
Included in other comprehensive income	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance of recurring Level 3 assets at June 30	$—	$—	$(365)	$(18)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2019 and June 30, 2018 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance of recurring Level 3 assets at January 1	$—	$—	$(140)	$(75)
Derivative instruments entered into	—	—	(35)	(1)
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(190)	58
Included in other comprehensive income	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance of recurring Level 3 assets at June 30	$—	$—	$(365)	$(18)

The following table presents information related to Level 3 recurring fair value measurements at June 30, 2019 and December 31, 2018 (in thousands):

Description	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2019
Derivative liabilities	$365	Historical trend	Credit default rate	6.53% - 6.53% [6.53%]

Description	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2018
Derivative liabilities	$140	Historical trend	Credit default rate	7.46% - 7.46% [7.46%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at June 30, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$7,611	$—	$—	$7,611	$(1,891)
Total impaired loans	$7,611	$—	$—	$7,611	$(1,891)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$62	$—	$—	$62	$—
Residential mortgages	55	—	—	55	(2)
Consumer loans:
Home equity lines and loans	97	—	—	97	(50)
Total other real estate owned, net	$214	$—	$—	$214	$(52)

		Fair Value Measurement at December 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,456	$—	$—	$1,456	$240
Total impaired loans	$1,456	$—	$—	$1,456	$240
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$213	$—	$—	$213	$—
Residential mortgages	204	—	—	204	—
Consumer loans:
Home equity lines and loans	157	—	—	157	(14)
Total other real estate owned, net	$574	$—	$—	$574	$(14)

The following tables present information related to Level 3 non-recurring fair value measurement at June 30, 2019 and December 31, 2018 (in thousands):

Description	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at June 30, 2019
Impaired loans:
Commercial mortgages:
Commercial mortgages	$7,611	Sales comparison	Discount to appraised value	10.00% - 14.94% [10.43%]
	$7,611

OREO:
Commercial mortgages:
Commercial mortgages	$62	Sales comparison	Discount to appraised value	22.00% - 22.00% [22.00%]
Residential mortgages	55	Sales comparison	Discount to appraised value	20.80% -20.80% [20.80%]
Consumer loans:
Home equity lines and loans	97	Sales comparison	Discount to appraised value	20.80% - 88.42% [52.29%]
	$214

Description	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2018
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$1,456	Sales comparison	Discount to appraised value	11.76% - 11.76% [11.76%]
	$1,456

OREO:
Commercial mortgages:
Commercial mortgages	$213	Sales comparison	Discount to appraised value	10.00% - 24.80% [17.72%]
Residential mortgages	204	Sales comparison	Discount to appraised value	20.80% - 39.78% [22.94%]
Consumer loans:
Home equity lines and loans	157	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$574

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at June 30, 2019 and December 31, 2018, are as follows (in thousands):

	June 30, 2019
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$32,622	$32,622	$—	$—	$32,622
Interest-earning deposits in other financial institutions	83,838	83,838	—	—	83,838
Equity investments	1,244	1,244	—	—	1,244
Securities available for sale	269,286	—	269,286	—	269,286
Securities held to maturity	4,090	—	2,349	1,750	4,099
FHLBNY and FRBNY stock	3,091	—	—	—	N/A
Loans, net and loans held for sale	1,269,339	—	—	1,260,787	1,260,787
Accrued interest receivable	4,940	73	815	4,052	4,940
Derivative assets	6,095	—	6,095	—	6,095

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,363,346	$1,363,346	$—	$—	$1,363,346
Accrued interest payable	314	37	277	—	314
Derivative liabilities	6,460	—	6,095	365	6,460
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

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements.  The leases expire at various dates through 2033 and generally include renewal options.  As of June 30, 2019, the weighted average remaining lease term was 11.7 years with a weighted average discount rate of 3.37%.  Rent expense was $0.3 million for the three months ended June 30, 2019. Rent expense was $0.5 million for the six months ended June 30, 2019.  Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements.  The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Operating lease right-of-use asset	$8,550	$—
Less: accumulated amortization	(330)	—
Operating lease right-of-use-assets, net	$8,220	$—

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of June 30, 2019 (in thousands):

Year	Amount
2019	$462
2020	932
2021	899
2022	831
2023	851
2024 and thereafter	6,091
Total minimum lease payments	10,066
Less: amount representing interest	(1,816)
Present value of net minimum lease payments	$8,250

As of June 30, 2019, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases.  The lease arrangements require monthly payments through 2036. As of June 30, 2019, the weighted average remaining lease term was 13.5 years with a weighted average discount rate of 3.34%.  The Corporation has included these leases in premises and equipment as of June 30, 2019 and December 31, 2018 as follows (in thousands):

	June 30, 2019	December 31, 2018
Buildings	$5,572	$5,572
Less: accumulated depreciation	(1,374)	(1,208)
Net book value	$4,198	$4,364

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of June 30, 2019 (in thousands):

Year	Amount
2019	$184
2020	376
2021	388
2022	391
2023	391
2024 and thereafter	3,639
Total minimum lease payments	5,369
Less: amount representing interest	(1,174)
Present value of net minimum lease payments	$4,195

As of June 30, 2019, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through August 2019 from a member of the Corporation's Board of Directors with monthly rent expense totaling $4 thousand per month. Rent paid to this Board of Directors member totaled $16 thousand and $12 thousand for the three month periods ended June 30, 2019 and 2018, respectively. Rent paid to this Board of Directors member totaled $28 thousand and $24 thousand for the six month periods ended June 30, 2019 and 2018, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $8 thousand per month. Rent paid to this Board of Directors member totaled $21 thousand and $24 thousand for the three month periods ended June 30, 2019 and 2018, respectively. Rent paid to this Board of Directors member totaled $45 thousand and $36 thousand for the six month periods ended June 30, 2019 and 2018, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the six month periods ended June 30, 2019 and 2018 were as follows (in thousands):

	2019	2018
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance June 30,	$21,824	$21,824

Acquired intangible assets were as follows at June 30, 2019 and December 31, 2018 (in thousands):

	At June 30, 2019		At December 31, 2018
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,713	$5,975	$5,576
Other customer relationship intangibles	5,633	4,858	5,633	4,681
Total	$11,608	$10,571	$11,608	$10,257

Aggregate amortization expense was $0.2 million for both of the three month periods ended June 30, 2019 and 2018. Aggregate amortization expense was $0.3 million and $0.4 million for the six month periods ended June 30, 2019 and 2018, respectively.

The remaining estimated aggregate amortization expense at June 30, 2019 is listed below (in thousands):

Year	Estimated Expense
2019	$295
2020	484
2021	258
2022	—
2023	—
Total	$1,037

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$16,122	$17,267	$9,137	$18,033
Unused lines of credit	743	207,417	848	212,601
Standby letters of credit	—	14,859	—	16,161

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

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of June 30, 2019, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2019	$(2,090)	$(6,752)	$(8,842)
Other comprehensive income before reclassification	2,891	—	2,891
Amounts reclassified from accumulated other comprehensive income	(14)	14	—
Net current period other comprehensive income	2,877	14	2,891
Balance at June 30, 2019	$787	$(6,738)	$(5,951)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at April 1, 2018	$(6,924)	$(6,912)	$(13,836)
Other comprehensive loss before reclassification	(299)	—	(299)
Amounts reclassified from accumulated other comprehensive income	—	14	14
Net current period other comprehensive income (loss)	(299)	14	(285)
Balance at June 30, 2018	$(7,223)	$(6,898)	$(14,121)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2019	$(4,646)	$(6,765)	$(11,411)
Other comprehensive income before reclassification	5,447	—	5,447
Amounts reclassified from accumulated other comprehensive income	(14)	27	13
Net current period other comprehensive income (loss)	5,433	27	5,460
Balance at June 30, 2019	$787	$(6,738)	$(5,951)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2018	$(3,415)	$(6,925)	$(10,340)
Cumulative effect of account change	(202)	—	(202)
Balance at January 1, 2018, as adjusted	(3,617)	(6,925)	(10,542)
Other comprehensive income before reclassification	(3,606)	—	(3,606)
Amounts reclassified from accumulated other comprehensive income	—	27	27
Net current period other comprehensive income	(3,606)	27	(3,579)
Balance at June 30, 2018	$(7,223)	$(6,898)	$(14,121)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(19)	$—	Net gains (losses) on securities transactions
Tax effect	5	—	Income tax expense
Net of tax	(14)	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	73	73	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(4)	Income tax expense
Net of tax	14	14
Total reclassification for the period, net of tax	$—	$14
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(19)	$—	Net gains (losses) on securities transactions
Tax effect	5	—	Income tax expense
Net of tax	(14)	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(110)	(110)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	146	146	Other components of net periodic pension and postretirement benefits
Tax effect	(9)	(9)	Income tax expense
Net of tax	27	27
Total reclassification for the period, net of tax	$13	$27
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and six months ended June 30, 2019 and 2018 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$856	$—	$—	$856
Other	229	—	—	229
Interchange revenue from debit card transactions	1,024	—	—	1,024
WMG fee income	—	2,524	—	2,524
CFS fee and commission income	—	—	189	189
Net gains (losses) on sales of OREO	(3)	—	—	(3)
Net gains on sales of loans(a)	29	—	—	29
Loan servicing fees(a)	16	—	—	16
Net gains on sales of securities(a)	19	—	—	19
Changes in fair value of equity investments(a)	27	—	—	27
Other(a)	318	—	(142)	176
Total non-interest income (loss)	$2,515	$2,524	$47	$5,086

	Three Months Ended June 30, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$939	$—	$—	$939
Other	205	—	—	205
Interchange revenue from debit card transactions	996	—	—	996
WMG fee income	—	2,373	—	2,373
CFS fee and commission income	—	—	135	135
Net gains (losses) on sales of OREO	(48)	—	—	(48)
Net gains on sales of loans(a)	59	—	—	59
Loan servicing fees(a)	23	—	—	23
Changes in fair value of equity investments(a)	18	—	8	26
Other(a)	630	—	(13)	617
Total non-interest income	$2,822	$2,373	$130	$5,325
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Six Months Ended June 30, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,744	$—	$—	$1,744
Other	445	—	—	445
Interchange revenue from debit card transactions	2,055	—	—	2,055
WMG fee income	—	4,800	—	4,800
CFS fee and commission income	—	—	357	357
Net gains (losses) on sales of OREO	(86)	—	—	(86)
Net gains on sales of loans(a)	77	—	—	77
Loan servicing fees(a)	51	—	—	51
Net gains on sales of securities(a)	19	—	—	19
Changes in fair value of equity investments(a)	100	—	16	116
Other(a)	575	—	(142)	433
Total non-interest income	$4,980	$4,800	$231	$10,011

	Six Months Ended June 30, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,904	$—	$—	$1,904
Other	404	—	—	404
Interchange revenue from debit card transactions	2,031	—	—	2,031
WMG fee income	—	4,689	—	4,689
CFS fee and commission income	—	—	245	245
Net gains on sales of OREO	(4)	—	—	(4)
Net gains on sales of loans(a)	105	—	—	105
Loan servicing fees(a)	45	—	—	45
Net gains on sales of securities(a)	—	—	—	—
Change in fair value of equity securities(a)	8	—	16	24
Other(a)	1,512	—	(155)	1,357
Total non-interest income	$6,005	$4,689	$106	$10,800
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	378	384	757	769
Expected return on plan assets	(553)	(826)	(1,107)	(1,652)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	49	44	98	87
Net periodic pension benefit	$(126)	$(398)	$(252)	$(796)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	13	12	26	24
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	1	2	2	4
Net periodic supplemental pension cost	$14	$14	$28	$28

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	4	6	7
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(55)	(110)	(110)
Amortization of unrecognized net loss	23	27	46	55
Net periodic postretirement, medical and life benefit	$(29)	$(24)	$(58)	$(48)
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

	Three months ended June 30, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,669	$—	$13	$16,682
Interest expense	1,581	—	—	1,581
Net interest income	15,088	—	13	15,101
Provision for loan losses	150	—	—	150
Net interest income after provision for loan losses	14,938	—	13	14,951
Other non-interest income	2,515	2,524	47	5,086
Other non-interest expenses	11,924	1,571	328	13,823
Income (loss) before income tax expense (benefit)	5,529	953	(268)	6,214
Income tax expense (benefit)	1,028	243	(38)	1,233
Segment net income (loss)	$4,501	$710	$(230)	$4,981

	Three months ended June 30, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$15,861	$—	$8	$15,869
Interest expense	852	—	—	852
Net interest income	15,009	—	8	15,017
Provision for loan losses	2,362	—	—	2,362
Net interest income after provision for loan losses	12,647	—	8	12,655
Other non-interest income	2,822	2,373	130	5,325
Legal accruals and settlements	989	—	—	989
Other non-interest expenses	12,014	1,629	335	13,978
Income (loss) before income tax expense (benefit)	2,466	744	(197)	3,013
Income tax expense (benefit)	342	190	(46)	486
Segment net income (loss)	$2,124	$554	$(151)	$2,527

	Six months ended June 30, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$33,321	$—	$26	$33,347
Interest expense	3,079	—	—	3,079
Net interest income	30,242	—	26	30,268
Provision for loan losses	1,243	—	—	1,243
Net interest income after provision for loan losses	28,999	—	26	29,025
Other non-interest income	4,980	4,800	231	10,011
Other non-interest expenses	23,549	3,146	625	27,320
Income (loss) before income tax expense (benefit)	10,430	1,654	(368)	11,716
Income tax expense (benefit)	1,917	422	(72)	2,267
Segment net income (loss)	$8,513	$1,232	$(296)	$9,449

Segment assets	$1,742,927	$3,574	$6,496	$1,752,997

	Six months ended June 30, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$31,523	$—	$15	$31,538
Interest expense	1,621	—	—	1,621
Net interest income	29,902	—	15	29,917
Provision for loan losses	3,071	—	—	3,071
Net interest income after provision for loan losses	26,831	—	15	26,846
Other non-interest income	6,005	4,689	106	10,800
Legal accruals and settlements	989	—	—	989
Other non-interest expenses	24,429	3,107	608	28,144
Income (loss) before income tax expense (benefit)	7,418	1,582	(487)	8,513
Income tax expense (benefit)	1,236	403	(92)	1,547
Segment net income (loss)	$6,182	$1,179	$(395)	$6,966

Segment assets	$1,694,891	$3,844	$11,431	$1,710,166

NOTE 13    STOCK COMPENSATION

Board of Directors' Stock Compensation

Pursuant to the Corporation's Directors' Compensation Plan, members of the Board of Directors receive common shares of the Corporation based on fees individually earned during the previous year for service as a director.  The common shares are distributed to the Corporation's individual board members from treasury shares of the Corporation on or about January 15 following the calendar year of service.

Additionally, the Chief Executive Officer of the Corporation, who does not receive cash compensation as a member of the Board of Directors, is awarded common shares equal in value to the average of those awarded to board members not employed by the Corporation who have served for 12 months during the prior year.

During January 2019 and 2018, 8,465 and 6,015 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $84 thousand and $100 thousand related to this compensation was recognized during the three month periods ended June 30, 2019 and 2018, respectively. An expense of $177 thousand and $184 thousand related to this compensation was recognized during the six month periods ended June 30, 2019 and 2018, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended June 30, 2019 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at April 1, 2019	29,436	$41.03
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Nonvested at June 30, 2019	29,436	$41.03

A summary of restricted stock activity for the six month period ended June 30, 2019 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2019	29,694	$40.81
Granted	439	45.66
Vested	(697)	34.58
Forfeited or cancelled	—	—
Nonvested at June 30, 2019	29,436	$41.03

As of June 30, 2019, there was $1.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.22 years.  The total fair value of shares vested was $32 thousand and $112 thousand for the six month periods ended June 30, 2019 and 2018, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 and 2018.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2018 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2019, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and in Part I, Item 1A, Risk Factors, on pages 19–28 of the Corporation’s 2018 Form 10-K.  For a discussion of use of non-GAAP financial measures, see pages 67–70 of the Corporation's 2018 Form 10-K and pages 72-76 in this Form 10-Q.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2019	2019	2018	2018	2018	2019	2018
RESULTS OF OPERATIONS
Interest income	$16,682	$16,665	$16,879	$16,136	$15,869	$33,347	$31,538
Interest expense	1,581	1,498	1,395	1,057	852	3,079	1,621
Net interest income	15,101	15,167	15,484	15,079	15,017	30,268	29,917
Provision (credit) for loan losses	1,093	1,093	(218)	300	2,362	1,243	3,071
Net interest income after provision (credit) for loan losses	14,951	14,074	15,702	14,779	12,655	29,025	26,846
Non-interest income	4,925	4,925	4,893	7,381	5,325	10,011	10,800
Non-interest expense	13,497	13,497	14,205	13,428	14,967	27,320	29,133
Income before income tax expense	6,214	5,502	6,390	8,732	3,013	11,716	8,513
Income tax expense	1,233	1,034	660	1,802	486	2,267	1,547
Net income	$4,981	$4,468	$5,730	$6,930	$2,527	$9,449	$6,966

Basic and diluted earnings per share	$1.02	$0.92	$1.18	$1.43	$0.52	$1.94	$1.44
Average basic and diluted shares outstanding	4,866	4,860	4,843	4,834	4,828	4,863	4,825

PERFORMANCE RATIOS - Annualized
Return on average assets	1.15%	1.03%	1.29%	1.61%	0.59%	1.09%	0.82%
Return on average equity	11.51%	10.83%	14.29%	17.81%	6.70%	11.18%	9.31%
Return on average tangible equity (a)	13.27%	12.56%	16.74%	21.01%	7.94%	12.92%	11.05%
Efficiency ratio (unadjusted) (f)	68.47%	67.18%	69.71%	59.79%	73.58%	67.83%	71.55%
Efficiency ratio (adjusted) (a) (b)	67.44%	66.04%	68.49%	64.72%	67.47%	66.74%	67.84%
Non-interest expense to average assets	3.18%	3.12%	3.21%	3.13%	3.52%	3.15%	3.45%
Loans to deposits	83.60%	82.93%	83.60%	83.80%	90.23%	83.60%	90.23%

YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.54%	4.54%	4.54%	4.36%	4.33%	4.54%	4.34%
Yield on investments	2.41%	2.42%	2.16%	2.18%	2.21%	2.41%	2.22%
Yield on interest-earning assets	4.07%	4.07%	4.01%	3.96%	3.94%	4.07%	3.94%
Cost of interest-bearing deposits	0.57%	0.54%	0.48%	0.33%	0.24%	0.55%	0.22%
Cost of borrowings	3.52%	3.52%	3.58%	2.38%	2.41%	3.52%	2.31%
Cost of interest-bearing liabilities	0.58%	0.55%	0.50%	0.39%	0.32%	0.57%	0.30%
Interest rate spread	3.49%	3.52%	3.51%	3.57%	3.62%	3.50%	3.64%
Net interest margin, fully taxable equivalent (a)	3.69%	3.71%	3.68%	3.71%	3.73%	3.69%	3.74%

CAPITAL
Total equity to total assets at end of period	10.18%	9.69%	9.40%	8.92%	8.88%	10.18%	8.88%
Tangible equity to tangible assets at end of period (a)	8.99%	8.50%	8.19%	7.69%	7.60%	8.99%	7.60%

Book value per share	$36.64	$35.27	$33.99	$32.35	$31.42	$36.64	$31.42
Tangible book value per share (a)	31.95	30.54	29.22	27.53	26.55	31.95	26.55
Period-end market value per share	48.34	46.93	41.31	42.43	50.11	48.34	50.11
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.52	0.52

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,290,923	$1,296,200	$1,306,556	$1,330,071	$1,328,386	$1,293,547	$1,321,834
Earning assets	1,654,156	1,671,063	1,680,269	1,625,132	1,625,591	1,663,372	1,624,676
Total assets	1,744,599	1,753,788	1,756,765	1,704,721	1,703,722	1,749,168	1,703,386
Deposits	1,539,739	1,565,371	1,576,629	1,501,082	1,495,410	1,552,485	1,492,076
Total equity	173,534	167,385	159,032	154,331	151,216	170,476	150,857
Tangible equity (a)	150,598	144,293	135,766	130,891	127,591	147,463	127,130

						As of or for the
	As of or for the Three Months Ended					Six Months Ended
	June 30,	March. 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2019	2019	2018	2018	2018	2019	2018
ASSET QUALITY
Net charge-offs	$239	$292	$472	$310	$4,107	$531	$4,587
Non-performing loans (d)	19,505	15,099	12,254	12,629	12,790	19,505	12,790
Non-performing assets (e)	19,719	15,304	12,828	13,356	13,676	19,719	13,676
Allowance for loan losses	19,656	19,745	18,944	19,635	19,645	19,656	19,645

Annualized net charge-offs to average loans	0.07%	0.09%	0.14%	0.09%	1.24%	0.08%	0.70%
Non-performing loans to total loans	1.51%	1.16%	0.93%	0.96%	0.96%	1.51%	0.96%
Non-performing assets to total assets	1.12%	0.86%	0.73%	0.76%	0.80%	1.12%	0.80%
Allowance for loan losses to total loans	1.53%	1.52%	1.44%	1.49%	1.47%	1.53%	1.47%
Allowance for loan losses to non-performing loans	100.77%	130.77%	154.59%	155.48%	153.60%	100.77%	153.60%

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

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 72-76 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended June 30,
	2019	2018	Change	Percentage Change
Net interest income	$15,101	$15,017	$84	0.6%
Non-interest income	5,086	5,325	(239)	(4.5)%
Non-interest expense	13,823	14,967	(1,144)	(7.6)%
Pre-provision income	6,364	5,375	989	18.4%
Provision for loan losses	150	2,362	(2,212)	(93.6)%
Income tax expense	1,233	486	747	153.7%
Net income	$4,981	$2,527	$2,454	97.1%

Basic and diluted earnings per share	$1.02	$0.52	$0.50	96.2%

Selected financial ratios:
Return on average assets	1.15%	0.59%
Return on average equity	11.51%	6.70%
Net interest margin, fully taxable equivalent (a)	3.69%	3.73%
Efficiency ratio (adjusted) (b)	67.44%	67.47%
Non-interest expenses to average assets	3.18%	3.52%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the second quarter of 2019 was $5.0 million, or $1.02 per share, compared with $2.5 million, or $0.52 per share, for the same period in the prior year.  Return on average equity for the current quarter was 11.51%, compared with 6.70% for the prior year quarter.  The increase in net income was driven by an increase in net interest income, a decrease in provision for loan losses, and a decrease in non-interest expenses, offset by a decrease in non-interest income and an increase in income tax expense.

Net interest income
Net interest income increased $0.1 million, or 0.6%, compared with the same period in the prior year. The increase was due primarily to increases in interest income from the commercial loan portfolios, and interest-earning deposits, and a decrease in interest expense on borrowed funds. These items were partially offset by an increase in interest expense on deposits.

Non-interest income
Non-interest income decreased $0.2 million, or 4.5%, compared with the same period in the prior year.  The decrease was due primarily to a decrease in other non-interest income due to a New York sales tax refund received in March 2018, partially offset by an increase in WMG fee income.

Non-interest expense
Non-interest expense decreased $1.1 million, or 7.6%, compared with the same period in the prior year.  The decrease was due primarily to decreases in pension and other employee benefits, net occupancy expenses, furniture and equipment expenses, professional services, legal accruals and settlements, marketing and advertising expenses, other real estate owned expenses, FDIC insurance, and other non-interest expenses partially offset by increases in other components of net periodic pension cost (benefits), salaries and wages, and data processing expenses. For the three months ended June 30, 2019, non-interest expense to average assets was 3.18%, compared with 3.52% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $2.2 million, or 93.6%, compared to the same period in the prior year.  The decrease was due primarily to an increase in the historical loss factor of the commercial and industrial loan portfolio during the second quarter of 2018 due to the charge-off of multiple large commercial loans to one borrower for $3.6 million. Additionally, there was a decrease in the total loan portfolio of $10.7 million during the second quarter of 2019, as compared to an increase in the total loan portfolio of $14.5 million during the second quarter of 2018. Net charge-offs decreased $3.9 million in the second quarter of 2019, compared with the same period in the prior year, mostly due to the previously mentioned charge-off of multiple loans to one borrower.

Income tax expense
Income tax expense was $1.2 million in the second quarter of 2019, an increase of $0.7 million when compared to the same period in the prior year. The increase was due primarily to an increase in income before income tax expense. The effective tax rate increased from 16.1% for the second quarter of 2018 to 19.8% for the second quarter of 2019.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Six Months Ended June 30,
	2019	2018	Change	Percentage Change
Net interest income	$30,268	$29,917	$351	1.2%
Non-interest income	10,011	10,800	(789)	(7.3)%
Non-interest expense	27,320	29,133	(1,813)	(6.2)%
Pre-provision income	12,959	11,584	1,375	11.9%
Provision for loan losses	1,243	3,071	(1,828)	(59.5)%
Income tax expense	2,267	1,547	720	46.5%
Net income	$9,449	$6,966	$2,483	35.6%

Basic and diluted earnings per share	$1.94	$1.44	$0.50	34.7%

Selected financial ratios:
Return on average assets	1.09%	0.82%
Return on average equity	11.18%	9.31%
Net interest margin, fully taxable equivalent (a)	3.69%	3.74%
Efficiency ratio (adjusted) (b)	66.74%	67.84%
Non-interest expense to average assets	3.15%	3.45%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the six months ended June 30, 2019 was $9.4 million, or $1.94 per share, compared with $7.0 million, or $1.44 per share, for the same period in the prior year.  Return on average equity for the six months ended June 30, 2019 was 11.18%, compared with 9.31% for the same period in the prior year.  The increase in net income from the prior year period was driven by an increase in net interest income, a decrease in provision for loan losses, and a decrease in non-interest expenses, offset by a decrease in non-interest income and an increase in income tax expense.

Net interest income
Net interest income increased $0.4 million, or 1.2%, compared with the same period in the prior year. The increase was due primarily to increases in interest income from the commercial loan portfolios and interest-earning deposits and a decrease in interest expense on borrowed funds. These items were partially offset by an increase in interest expense on deposits.

Non-interest income
Non-interest income decreased $0.8 million, or 7.3%, compared to the same period in the prior year.  The decrease was due primarily to a decrease in other non-interest income due to a New York sales tax refund received in March 2018, a decrease in service charges on deposit accounts, and increases in net losses on sales of other real estate owned. These items were partially offset by increases in WMG fee income, CFS fee and commission income, and changes in fair value of equity investments.

Non-interest expense
Non-interest expense decreased $1.8 million, or 6.2%, compared to the same period in the prior year.  The decrease was due primarily to decreases in pension and other employee benefits, net occupancy expenses, furniture and equipment expenses, professional services, legal accruals and settlements, marketing and advertising expenses, other real estate owned expenses, FDIC insurance, and other non-interest expenses partially offset by an increase in other components of net periodic pension cost (benefits), salaries and wages, and data processing expenses. For the six months ended June 30, 2019, non-interest expense to average assets was 3.15%, compared with 3.45% for the same period in the prior year.

Provision for loan losses
The provision for loan losses decreased $1.8 million, or 59.5%, compared to the same period in the prior year.  The decrease was due primarily to an increase in the historical loss factor of the commercial and industrial loan portfolio during the first six months of 2018, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million. Additionally, there was a decrease in the total loan portfolio of $23.5 million during the six months ended June 30, 2019, as compared to an increase in the total loan portfolio of $22.6 million during the six months ended June 30, 2018. Net charge-offs decreased $4.1 million for the six months ended June 30, 2019, compared with the same period in the prior year, mostly due to the previously mentioned charge-off of multiple loans to one borrower.

Income tax expense
Income tax expense increased $0.7 million, or 46.5%, compared to the same period in the prior year. The increase was due primarily to an increase in income before income tax expense. The effective income tax rate increased from 16.1% for the second quarter of 2018 to 19.8% for the second quarter of 2019.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2019 and 2018. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 72 of this Form 10-Q and page 67 of the Corporation’s 2018 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	Percentage Change
Interest and dividend income	$16,682	$15,869	$813	5.1%
Interest expense	1,581	852	729	85.6%
Net interest income	$15,101	$15,017	$84	0.6%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended June 30, 2019 totaled $15.1 million compared with $15.0 million for the same period in the prior year, an increase of $0.1 million, or 0.6%, due primarily to a $0.8 million increase in total interest and dividend income, offset by a $0.7 million increase in total interest expense. Interest and fees from loans increased $0.3 million, and interest from interest-earning deposits increased $0.5 million, in the second quarter of 2019 as compared to the same period in the prior year. Interest expense on deposits increased $0.9 million, while interest expense on borrowed funds decreased $0.2 million in the second quarter of 2019 when compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.69% in the second quarter of 2019, compared with 3.73% for the same period in the prior year. The average yield on interest-earning assets increased 13 basis points, while the average cost of interest-bearing liabilities increased 26 basis points in the second quarter of 2019, compared to the same period in the prior year. Average interest-earning assets increased $28.6 million in the second quarter of 2019, compared to the same period in the prior year. The increase in interest and dividend income for the current quarter can be mostly attributed to average yield increases of 19 basis points on commercial loans, 34 basis points in consumer loans, 12 basis points in taxable securities and 155 basis points in interest-earning deposits, due to rising interest rates, along with a $77.9 million increase in the average balance of interest-earning deposits, compared to the same period in the prior year. The increase in interest expense for the current quarter can be mostly attributed to an increase in interest rates on interest-bearing deposit accounts, including promotional rates on time deposits, offset by a $36.3 million decrease in the average balance of FHLB advances, securities sold under agreements to repurchase, and other debt.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2019	2018	Change	Percentage Change
Interest and dividend income	$33,347	$31,538	$1,809	5.7%
Interest expense	3,079	1,621	1,458	89.9%
Net interest income	$30,268	$29,917	$351	1.2%

Net interest income for the six months ended June 30, 2019 totaled $30.3 million compared with $29.9 million for the same period in the prior year, an increase of $0.4 million, or 1.2%.  Interest and fees from loans increased $0.7 million, and interest-earning deposits increased $1.2 million, while interest from investments decreased $0.1 million for the six months ended June 30, 2019, as compared to the same period in the prior year. Interest expense on deposits increased $1.9 million for the six month period ended June 30, 2019, as compared to the same period in the prior year. Interest expense on borrowed funds and interest expense on securities sold under agreements to repurchase decreased $0.1 million and $0.3 million, respectively, for the six months ended June 30, 2019 as compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.69% for the six months ended June 30, 2019 compared with 3.74% for the same period in the prior year. Average interest-earning assets increased $38.7 million for the six months ended June 30, 2019, compared to the same period in the prior year. The average yield on interest-earning assets increased 13 basis points, while the average cost of interest-bearing liabilities increased 27 basis points for the six months ended June 30, 2019, as compared to the same period in the prior year. The increase in the average yield on interest-earning assets can be mostly attributed to a 19 basis points increase in the average yield on commercial loans, due to an increase in PRIME and LIBOR. The increase in the average cost of interest-bearing liabilities can be attributed to a 91 basis points increase in the average cost of time deposits, a 32 basis points increase in the average cost of interest-bearing demand deposits, and a 22 basis points increase in the average cost of savings and money market accounts, offset by a 121 basis points decline in the average cost of FHLB advances, securities sold under agreement to repurchase, and other debt due to the maturity of one $2.0 million FHLB term advance (3.05% rate) in January 2018, and one $10.0 million repurchase agreement (3.72% rate) in May 2018.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and six months ended June 30, 2019 and 2018.  For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$857,748	$10,098	4.72%	$855,121	$9,663	4.53%
Mortgage loans	182,134	1,713	3.77%	194,244	1,800	3.72%
Consumer loans	251,041	2,795	4.47%	279,021	2,873	4.13%
Taxable securities	230,085	1,282	2.23%	240,800	1,266	2.11%
Tax-exempt securities	51,413	373	2.91%	52,527	363	2.77%
Interest-earning deposits	81,735	525	2.58%	3,878	10	1.03%
Total interest-earning assets	1,654,156	16,786	4.07%	1,625,591	15,975	3.94%

Non-earning assets:
Cash and due from banks	25,450			27,130
Premises and equipment, net	32,185			26,287
Other assets	54,987			56,002
Allowance for loan losses	(20,058)			(21,218)
AFS valuation allowance	(2,121)			(10,070)
Total assets	$1,744,599			$1,703,722

Interest-bearing liabilities:
Interest-bearing demand deposits	$182,480	$179	0.39%	$131,863	$28	0.09%
Savings and insured money market deposits	738,188	790	0.43%	774,020	419	0.22%
Time deposits	163,619	575	1.41%	130,432	161	0.50%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	4,214	37	3.52%	40,557	244	2.41%
Total interest-bearing liabilities	1,088,501	1,581	0.58%	1,076,872	852	0.32%

Non-interest-bearing liabilities:
Demand deposits	455,452			459,095
Other liabilities	27,112			16,539
Total liabilities	1,571,065			1,552,506
Shareholders' equity	173,534			151,216
Total liabilities and shareholders’ equity	$1,744,599			$1,703,722
Fully taxable equivalent net interest income		15,205			15,123
Net interest rate spread (1)			3.49%			3.62%
Net interest margin, fully taxable equivalent (2)			3.69%			3.73%
Taxable equivalent adjustment		(104)			(106)
Net interest income		$15,101			$15,017
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$855,985	$20,025	4.72%	$849,927	$19,096	4.53%
Mortgage loans	181,928	3,434	3.81%	194,579	3,610	3.74%
Consumer loans	255,634	5,673	4.48%	277,328	5,717	4.16%
Taxable securities	221,939	2,480	2.25%	245,382	2,557	2.10%
Tax-exempt securities	49,366	706	2.88%	53,570	742	2.79%
Interest-earning deposits	98,520	1,233	2.52%	3,890	32	1.66%
Total interest-earning assets	1,663,372	33,551	4.07%	1,624,676	31,754	3.94%

Non-earning assets:
Cash and due from banks	25,898			27,191
Premises and equipment, net	28,625			26,415
Other assets	54,841			54,882
Allowance for loan losses	(19,658)			(21,236)
AFS valuation allowance	(3,910)			(8,542)
Total assets	$1,749,168			$1,703,386

Interest-bearing liabilities:
Interest-bearing demand deposits	$189,111	$384	0.41%	$141,632	$63	0.09%
Savings and insured money market deposits	746,197	1,584	0.43%	772,019	793	0.21%
Time deposits	158,470	1,037	1.32%	123,813	253	0.41%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	4,241	74	3.52%	44,616	512	2.31%
Total interest-bearing liabilities	1,098,019	3,079	0.57%	1,082,080	1,621	0.30%

Non-interest-bearing liabilities:
Demand deposits	458,707			454,612
Other liabilities	21,966			15,837
Total liabilities	1,578,692			1,552,529
Shareholders' equity	170,476			150,857
Total liabilities and shareholders’ equity	$1,749,168			$1,703,386
Fully taxable equivalent net interest income		30,472			30,133
Net interest rate spread (1)			3.50%			3.64%
Net interest margin, fully taxable equivalent (2)			3.69%			3.74%
Taxable equivalent adjustment		(204)			(216)
Net interest income		$30,268			$29,917
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and six months ended June 30, 2019 and 2018.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30, 2019 vs. 2018
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$435	$30	$405
Mortgage loans	(87)	(111)	24
Consumer loans	(78)	(303)	225
Taxable investment securities	16	(56)	72
Tax-exempt investment securities	10	(8)	18
Interest-earning deposits	515	479	36
Total interest and dividend income, fully taxable equivalent	811	31	780

Interest expense on:
Interest-bearing demand deposits	151	15	136
Savings and insured money market deposits	371	(21)	392
Time deposits	414	50	364
FHLBNY advances, securities sold under agreements to repurchase and other debt	(207)	(285)	78
Total interest expense	729	(241)	970
Net interest income, fully taxable equivalent	$82	$272	$(190)

	Six Months Ended June 30, 2019 vs. 2018
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$929	$135	$794
Mortgage loans	(176)	(242)	66
Consumer loans	(44)	(466)	422
Taxable investment securities	(77)	(253)	176
Tax-exempt investment securities	(36)	(59)	23
Interest-earning deposits	1,201	1,175	26
Total interest and dividend income, fully taxable equivalent	1,797	290	1,507

Interest expense on:
Interest-bearing demand deposits	321	27	294
Savings and insured money market deposits	791	(28)	819
Time deposits	784	87	697
FHLBNY advances, securities sold under agreements to repurchase and other debt	(438)	(616)	178
Total interest expense	1,458	(530)	1,988
Net interest income, fully taxable equivalent	$339	$820	$(481)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the second quarter of 2019 and 2018 was $0.2 million and $2.4 million, respectively. The decrease in the provision for loan losses for the three months ended June 30, 2019, compared to the same period in the prior year, can be mostly attributed an increase in the historical loss factor of the commercial and industrial loan portfolio during the second quarter of 2018 due to the charge-off of multiple large commercial loans to one borrower for $3.6 million. Additionally, there was a decrease in the total loan portfolio of $10.7 million during the second quarter of 2019, as compared to an increase in the total loan portfolio of $14.5 million during the second quarter of 2018.

The provision for loan losses for the six months ended June 30, 2019 and 2018 was $1.2 million and $3.1 million, respectively. The decrease in the provision for loan losses for the six months ended June 30, 2019, compared to the same period in the prior year, can be mostly attributed to an increase in the historical loss factor of the commercial and industrial loan portfolio, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018. Additionally, there was a decrease in the total loan portfolio of $23.5 million during the six months ended June 30, 2019, as compared to an increase in the total loan portfolio of $22.6 million during the six months ended June 30, 2018.

Net charge-offs for the three months ended June 30, 2019 and 2018 were $0.2 million and $4.1 million, respectively. Net charge-offs for the six months ended June 30, 2019 and 2018 were $0.5 million and $4.6 million, respectively. As previously discussed, the decrease in net charge offs for the three and six month periods ended June 30, 2019 can be attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	Percentage Change
WMG fee income	$2,524	$2,373	$151	6.4%
Service charges on deposit accounts	1,085	1,144	(59)	(5.2)%
Interchange revenue from debit card transactions	1,024	996	28	2.8%
Net gains on securities transactions	19	—	19	N/A
Changes in fair value of equity investments	27	26	1	3.8%
Net gains on sales of loans held for sale	29	59	(30)	(50.8)%
Net losses on sales of other real estate owned	(3)	(48)	45	(93.8)%
Income from bank owned life insurance	16	17	(1)	(5.9)%
CFS fee and commission income	189	135	54	40.0%
Other	176	623	(447)	(71.7)%
Total non-interest income	$5,086	$5,325	$(239)	(4.5)%

Total non-interest income for the second quarter of 2019 decreased $0.2 million compared with the same period in the prior year.  The decrease was primarily due to decreases in other non-interest income, partially offset by an increase in WMG fee income.

Other non-interest income
The decrease in other non-interest income was due to the $0.4 million New York State sales tax refund received in March 2018.

WMG Fee Income
The increase in WMG fee income can mostly be attributed to an increase in the fees from terminating trusts.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2019	2018	Change	Percentage Change
WMG fee income	$4,800	$4,689	$111	2.4%
Service charges on deposit accounts	2,189	2,308	(119)	(5.2)%
Interchange revenue from debit card transactions	2,055	2,031	24	1.2%
Net gains on securities transactions	19	—	19	N/A
Changes in fair value of equity investments	116	24	92	383.3%
Net gains on sales of loans held for sale	77	105	(28)	(26.7)%
Net losses on sales of other real estate owned	(86)	(4)	(82)	N/M
Income from bank owned life insurance	31	33	(2)	(6.1)%
CFS fee and commission income	357	246	111	45.1%
Other	453	1,368	(915)	(66.9)%
Total non-interest income	$10,011	$10,800	$(789)	(7.3)%

Total non-interest income for the six months ended June 30, 2019 decreased $0.8 million compared with the same period in the prior year.  The decrease was mostly due to a decrease in service charges on deposit accounts, and decreases in other non-interest income, offset by increases in WMG fee income, and CFS fee and commission income.

WMG fee income
The increase in WMG fee income for the six months ended June 30, 2019, compared to the same period in the prior year, can be mostly attributed to an increase in fees from terminating trusts.

Service charges on deposit accounts
The decrease in service charges on deposit accounts, compared to the same period in the prior year, can be mostly attributed to a decline in non-sufficient fund charges.

CFS fee and commission income
The increase in CFS fee and commission income, compared to the same period in the prior year, can be mostly attributed to an increase in annuity commissions.

Other
The decrease in other non-interest income, compared to the same period in the prior year, can be mostly attributed to a $0.4 million New York State sales tax refund received during the first quarter of 2018, decreases in swap fee income, and decreases in rental income from OREO.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,780	$5,564	$216	3.9%
Pension and other employee benefits	1,473	1,518	(45)	(3.0)%
Other components of net periodic pension and postretirement benefits	(141)	(408)	267	N/M
Total compensation expense	7,112	6,674	438	6.6%

Non-compensation expense:
Net occupancy	1,478	1,643	(165)	(10.0)%
Furniture and equipment	595	702	(107)	(15.2)%
Data processing	1,873	1,764	109	6.2%
Professional services	418	508	(90)	(17.7)%
Legal accruals and settlements	—	989	(989)	(100.0)%
Amortization of intangible assets	151	182	(31)	(17.0)%
Marketing and advertising	145	255	(110)	(43.1)%
Other real estate owned expenses	40	100	(60)	(60.0)%
FDIC insurance	221	301	(80)	(26.6)%
Loan expenses	190	184	6	3.3%
Other	1,600	1,665	(65)	(3.9)%
Total non-compensation expense	6,711	8,293	(1,582)	(19.1)%
Total non-interest expense	$13,823	$14,967	$(1,144)	(7.6)%

Total non-interest expense for the second quarter of 2019 decreased $1.1 million compared with the same period in the prior year.  The decrease was due to decreases in non-compensation expense, offset by an increase in compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can mostly be attributed to annual merit increases and a reduced credit in other components of net periodic pension and postretirement benefits. The decrease in pension and other employee benefits was due primarily to reduced health care costs.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in legal accruals and settlements, net occupancy expense, marketing and advertising expense, furniture and equipment expense, professional services expense, and FDIC Insurance expense, offset by an increase in data processing expense. The decrease in legal accruals and settlements can be attributed to the settlement agreement in the matter of Fane vs. Chemung Canal Trust Company during the second quarter of 2018. The decrease in net occupancy and furniture and equipment expenses was mostly attributable to runoff in depreciation expense related to mechanical equipment, the closing of the Oakdale Mall and Painted Post branches, as well as a reduction in non-capitalizable fixed asset purchases as compared to the prior year due to the opening of two new branches in 2018. The decrease in marketing and advertising expenses was due to the opening of two new branches during 2018. The increase in data processing expenses can be attributed to the timing of various planned projects.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2019	2018	Change	Percentage Change
Compensation expense:
Salaries and wages	$11,501	$11,278	$223	2.0%
Pension and other employee benefits	3,018	3,176	(158)	(5.0)%
Other components of net periodic pension and postretirement benefits	(282)	(816)	534	N/M
Total compensation expense	14,237	13,638	599	4.4%

Non-compensation expense:
Net occupancy	3,045	3,251	(206)	(6.3)%
Furniture and equipment	1,123	1,360	(237)	(17.4)%
Data processing	3,600	3,506	94	2.7%
Professional services	823	1,048	(225)	(21.5)%
Legal accruals and settlements	—	989	(989)	(100.0)%
Amortization of intangible assets	314	376	(62)	(16.5)%
Marketing and advertising	413	604	(191)	(31.6)%
Other real estate owned expenses	71	238	(167)	(70.2)%
FDIC insurance	486	618	(132)	(21.4)%
Loan expenses	386	353	33	9.3%
Other	2,822	3,152	(330)	(10.5)%
Total non-compensation expense	13,083	15,495	(2,412)	(15.6)%
Total non-interest expense	$27,320	$29,133	$(1,813)	(6.2)%
Total non-interest expense for the six months ended June 30, 2019 decreased $1.8 million compared with the same period in the prior year.  The decrease was due to decreases in non-compensation expense offset by an increase in compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be mostly attributable to an increase in salaries and wages, partially offset by a reduced credit in other components of net periodic pension benefits. The increase in salaries and wages can be attributed to annual merit increases. The decrease in pension and other employee benefits was due primarily to reduced health care costs.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in legal accruals and settlements, professional services, furniture and equipment expense, net occupancy expense, marketing and advertising expenses, FDIC insurance and other real estate owned expenses, partially offset by an increase in data processing expense. The decrease in legal accruals and settlements can be attributed to the settlement agreement in the matter of Fane vs. Chemung Canal Trust Company during the second quarter of 2018. The decrease in professional services was due primarily to consulting costs associated with the New York State sales tax refund received during the first quarter of 2018. The decrease in net occupancy and furniture and equipment expenses was mostly attributable to runoff in depreciation expense related to mechanical equipment, the closing of the Oakdale Mall and Painted Post branches, as well as a reduction in non-capitalizable fixed asset purchases as compared to the prior year period due to the opening of two new branches in 2018. The decrease in marketing and advertising expenses was due to the opening of two new branches during 2018. The decrease in OREO expenses can be attributed to fewer OREO properties retained in the first half of 2019 as compared to the first half of 2018. The decrease in the benefit in other components of net periodic pension cost (benefits) was due to a change in assumptions used to prepare annual actuarial expense estimates. The increase in data processing expense was related to the timing of various planned projects.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	Percentage Change
Income before income tax expense	$6,214	$3,013	$3,201	106.2%
Income tax expense	1,233	486	747	153.7%
Effective tax rate	19.8%	16.1%

Income tax expense for the current quarter was $1.2 million compared to $0.5 million for the same period in the prior year. The increase in income tax expense was due primarily to an increase of $3.2 million in income before income tax expense. The effective income tax rate increased from 16.1% for the second quarter of 2018 to 19.8% for the second quarter of 2019.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Six Months Ended June 30,
	2019	2018	Change	Percentage Change
Income before income tax expense	$11,716	$8,513	$3,203	37.6%
Income tax expense	2,267	1,547	720	46.5%
Effective tax rate	19.3%	18.2%

Income tax expense for the six months ended 2019 and 2018 were $2.3 million and $1.5 million, respectively. The increase in income tax expense was due primarily to an increase of $3.2 million in income before income tax expense. The effective income tax rate increased from 18.2% for the six months ended June 30, 2018 to 19.3% for the six months ended June 30, 2019.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	June 30, 2019	December 31, 2018	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$116,460	$129,972	$(13,512)	(10.4)%
Total investment securities, FHLB, and FRB stock	278,546	252,180	26,366	10.5%

Loans, net of deferred loan fees	1,288,371	1,311,906	(23,535)	(1.8)%
Allowance for loan losses	(19,656)	(18,944)	(712)	3.8%
Loans, net	1,268,715	1,292,962	(24,247)	(1.9)%

Goodwill and other intangible assets, net	22,861	23,175	(314)	(1.4)%
Other assets	66,415	57,054	9,361	16.4%
Total assets	$1,752,997	$1,755,343	$(2,346)	(0.1)%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,541,138	$1,569,237	$(28,099)	(1.8)%
FHLBNY advances and other debt	4,195	4,304	(109)	(2.5)%
Other liabilities	29,277	16,773	12,504	74.5%
Total liabilities	1,574,610	1,590,314	(15,704)	(1.0)%

Total shareholders’ equity	178,387	165,029	13,358	8.1%
Total liabilities and shareholders’ equity	$1,752,997	$1,755,343	$(2,346)	(0.1)%

Cash and Cash Equivalents
The decrease in cash and cash equivalents can be attributed to changes in securities, loans, deposits, and borrowings.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $57.3 million, offset by $15.2 million in sales of mortgage-backed and municipal securities, along with maturities and paydowns.

Loans, net
The decrease in total loans can be attributed to decreases of $12.7 million in commercial mortgages, $10.7 million in indirect consumer loans, and $5.2 million in other consumer loans, partially offset by an increase of $3.9 million in commercial and agriculture loans and $1.1 million in residential mortgages.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to an increase of $8.6 million in operating lease right-of-use assets related to the adoption of ASU No. 2016-02 Leases as of January 1, 2019.

Deposits
The decrease in deposits can be attributed to a decrease of $32.4 million in non-interest-bearing demand deposits, and $32.9 million in money market accounts, offset by increases of $27.6 million in time deposits, and $9.2 million in interest-bearing demand deposits. The decreases in non-interest-bearing demand deposit and money market accounts can be mostly attributed to an outflow of commercial deposits. The increase in time deposits can be mostly attributed to a campaign offering promotional rates.

Other liabilities
The increase in other liabilities can be mostly attributed to an increase in operating lease liabilities related to the January 1, 2019 adoption of ASU No. 2016-02 Leases.

Shareholders’ equity
Shareholders’ equity was $178.4 million at June 30, 2019 compared with $165.0 million at December 31, 2018.  The increase in retained earnings of $6.9 million was due primarily to earnings of $9.4 million and other comprehensive income of $5.5 million, offset by $2.5 million in dividends declared during the six months ended June 30, 2019. The other comprehensive income of $5.5 million can be mostly attributed to the increase in the fair market value of the securities portfolio.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.838 billion at June 30, 2019, including $273.5 million of assets held under management or administration for the Corporation, compared with $1.768 billion at December 31, 2018, including $283.0 million of assets held under management or administration for the Corporation, an increase of $69.7 million, or 3.9%. The growth in total assets under management or administration can be mostly attributed to an increase in the market value of total assets.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	June 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$4,999	$4,995	1.9%	$5,489	$5,472	2.3%
Mortgage-backed securities, residential and collateralized mortgage obligations	200,665	200,388	74.4%	189,111	183,192	75.6%
Obligations of states and political subdivisions	45,194	46,416	17.2%	44,390	44,152	18.2%
Other securities	17,373	17,487	6.5%	9,506	9,442	3.9%
Total	$268,231	$269,286	100.0%	$248,496	$242,258	100.0%

The available for sale segment of the securities portfolio totaled $269.3 million at June 30, 2019, an increase of $27.0 million, or 11.2%, from $242.3 million at December 31, 2018.  The increase can be mostly attributed to purchases in the amount of $57.3 million, offset by $15.2 million in sales of mortgage-backed and municipal securities, and $21.8 million in proceeds from maturities, calls, and principal paydowns on securities available for sale.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $4.1 million at June 30, 2019, a decrease of $0.8 million, or 15.6%, from $4.9 million at December 31, 2018, mostly attributed to maturities.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2018 to June 30, 2019 (in thousands):

LOANS
	June 30, 2019	December 31, 2018	Dollar Change	Percentage Change
Commercial and agricultural	$206,798	$202,854	$3,944	1.9%
Commercial mortgages	648,500	661,170	(12,670)	(1.9)%
Residential mortgages	183,835	182,724	1,111	0.6%
Indirect consumer loans	138,658	149,380	(10,722)	(7.2)%
Other consumer loans	110,580	115,778	(5,198)	(4.5)%
Total loans, net of deferred loan fees	$1,288,371	$1,311,906	$(23,535)	(1.8)%

Portfolio loans totaled $1.288 billion at June 30, 2019, a decrease of $23.5 million, or 1.8%, from $1.312 billion at December 31, 2018.  The decrease in loans can be attributed to decreases of $12.7 million in commercial mortgages, $10.7 million in indirect consumer loans, $5.2 million in other consumer loans, partially offset by increases of $1.1 million in residential mortgages, and $3.9 million in commercial and agricultural loans. The decline in commercial mortgages, indirect consumer loans, and other consumer loans can be mostly attributed to the portfolio runoff rate exceeding production during the six months ended June 30, 2019.

Residential mortgage loans totaled $183.8 million at June 30, 2019, an increase of $1.1 million, or 0.6%, from December 31, 2018.  During the six months ended June 30, 2019, $1.4 million of newly originated residential mortgages were sold in the secondary market to Freddie Mac and $0.1 million of residential mortgages were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	June 30, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Chemung Canal Trust Company*	$588,647	$603,133	$630,732	$636,836	$683,137
Capital Bank Division	699,724	708,773	681,092	563,454	485,496
Total loans	$1,288,371	$1,311,906	$1,311,824	$1,200,290	$1,168,633
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At June 30, 2019 and December 31, 2018, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 44.4% and 47.2% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of June 30, 2019 and December 31, 2018.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	June 30, 2019	December 31, 2018
Non-accrual loans	$13,804	$6,305
Non-accrual troubled debt restructurings	5,712	5,949
Total non-performing loans	19,516	12,254
Other real estate owned	205	574
Total non-performing assets	$19,721	$12,828

Ratio of non-performing loans to total loans	1.51%	0.93%
Ratio of non-performing assets to total assets	1.12%	0.73%
Ratio of allowance for loan losses to non-performing loans	100.77%	154.59%

Accruing loans past due 90 days or more (1)	$57	$19
Accruing troubled debt restructurings (1)	776	816
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $19.5 million at June 30, 2019, or 1.51% of total loans, compared with $12.3 million at December 31, 2018, or 0.93% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $19.7 million, or 1.12% of total assets, at June 30, 2019, compared with $12.8 million, or 0.73% of total assets, at December 31, 2018. The increase in non-performing loans can be mostly attributed to two commercial mortgage relationships, offset by decreases in the residential mortgage and consumer loan portfolios.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $57 thousand at June 30, 2019, an increase of $38 thousand from December 31, 2018.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of June 30, 2019, the Corporation had $5.7 million of non-accrual TDRs compared with $6.0 million as of December 31, 2018.  As of June 30, 2019 and December 31, 2018, the Corporation had $0.6 million and $0.8 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at June 30, 2019 totaled $16.7 million, including TDRs of $6.3 million, compared to $8.7 million, including TDRs of $6.8 million, at December 31, 2018.  The increase in impaired loans was due primarily to an increase in impaired commercial mortgages, mostly due to the impairment of a commercial mortgage to one borrower for $3.4 million during the first quarter of 2019 and a commercial mortgage to one borrower for $5.0 million during the second quarter of 2019.  Included in the recorded investment of impaired loans at June 30, 2019, were loans totaling $12.1 million for which impairment allowances of $4.5 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2018, the impaired loan total included $3.7 million of loans for which specific impairment allowances of $2.2 million were allocated to the allowance for loan losses. The increase in impaired loans with specific impairment allowances can be mostly attributed to the impairment of a commercial mortgage to one borrower for $3.4 million during the first quarter of 2019 and a commercial mortgage to one borrower for $5.0 million during the second quarter of 2019.

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

The allowance for loan losses was $19.7 million at June 30, 2019, compared with $18.9 million at December 31, 2018.  The ratio of allowance for loan losses to total loans was 1.53% at June 30, 2019, compared with 1.44% at December 31, 2018.  Net charge-offs for the six months ended June 30, 2019 and 2018 were $0.5 million and $4.6 million. Net charge-offs decreased $4.1 million, compared with the same period in the prior year, mostly due to the charge-off of multiple large commercial loans to one borrower for $3.6 million in 2018.

The table below summarizes the Corporation’s loan loss experience for the six months ended June 30, 2019 and 2018 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Six Months Ended June 30,
	2019	2018
Balance of allowance for loan losses at beginning of period	$18,944	$21,161

Charge-offs:
Commercial and agricultural	55	3,644
Commercial mortgages	—	145
Residential mortgages	41	165
Consumer loans	757	921
Total charge-offs	853	4,875

Recoveries:
Commercial and agricultural	15	21
Commercial mortgages	2	2
Residential mortgages	45	5
Consumer loans	260	260
Total recoveries	322	288

Net charge-offs	531	4,587
Provision for loan losses	1,243	3,071
Balance of allowance for loan losses at end of period	$19,656	$19,645

Ratio of net charge-offs to average loans outstanding	0.07%	1.24%
Ratio of allowance for loan losses to total loans outstanding	1.53%	1.47%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2018 to June 30, 2019 (in thousands):

DEPOSITS
	June 30, 2019	December 31, 2018	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$451,985	$484,433	$(32,448)	(6.7)%
Interest-bearing demand deposits	188,843	179,603	9,240	5.1%
Insured money market accounts	505,084	537,948	(32,864)	(6.1)%
Savings deposits	217,434	217,027	407	0.2%
Time deposits	177,792	150,226	27,566	18.3%
Total	$1,541,138	$1,569,237	$(28,099)	(1.8)%

Deposits totaled $1.541 billion at June 30, 2019 compared with $1.569 billion at December 31, 2018, a decrease of $28.1 million, or 1.8%. The decrease was attributable to decreases of $32.4 million in non-interest-bearing demand deposits and $32.9 million in money market accounts, offset by increases of $27.6 million in time deposits, due to a rate promotion, and $9.2 million in interest-bearing demand deposit accounts. The decreases in non-interest-bearing demand deposit and money market accounts can be mostly attributed to an outflow of commercial deposits. At June 30, 2019, demand deposit and money market accounts comprised 74.4% of total deposits compared with 76.6% at December 31, 2018.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	June 30, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Chemung Canal Trust Company*	$1,326,201	$1,328,658	$1,264,883	$1,249,870	$1,219,282
Capital Bank Division	214,937	240,579	202,563	206,473	181,013
Total	$1,541,138	$1,569,237	$1,467,446	$1,456,343	$1,400,295
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers.  There were no deposits obtained through brokers as of June 30, 2019 and December 31, 2018. Deposits obtained through the CDARS and ICS programs were $189.6 million and $193.6 million as of June 30, 2019 and December 31, 2018, respectively.  The decrease in CDARS and ICS deposits was due to the seasonal outflow of municipal client balances.

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

The Corporation also considers brokered deposits to be an element of its deposit strategy and anticipates that it may use brokered deposits as a secondary source of funding to support growth.

Borrowings

Borrowings decreased $0.1 million from $4.3 million at December 31, 2018 to $4.2 million at June 30, 2019, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity increased $13.4 million from $165.0 million at December 31, 2018 to $178.4 million at June 30, 2019, due primarily to an increase in retained earnings and a decrease in accumulated other comprehensive loss. The increase in retained earnings of $6.9 million was due primarily to earnings of $9.4 million, offset by $2.5 million in dividends declared during the six months ended June 30, 2019. The decrease in accumulated other comprehensive loss of $5.5 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Also, treasury stock decreased $0.5 million, primarily due to the issuance of shares pursuant to the Corporation's employee benefit plans and the directors' stock compensation plans.

The total shareholders’ equity to total assets ratio was 10.18% at June 30, 2019 compared with 9.40% at December 31, 2018.  The tangible equity to tangible assets ratio was 8.99% at June 30, 2019 compared with 8.19% at December 31, 2018.  Book value per share increased to $36.64 at June 30, 2019 from $33.99 at December 31, 2018.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of June 30, 2019, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

As a result of the recently enacted Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements, effective on August 30, 2018.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $157.0 million and $112.6 million at June 30, 2019 and December 31, 2018, respectively.  The Corporation also had a total of $58.0 million of unsecured lines of credit with five different financial institutions, all of which was available at June 30, 2019. The Corporation had a total of $28.0 million of unsecured lines of credit with four different financial institutions at December 31, 2018, all of which was available.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$13,372	$10,553
Net cash (used in) provided by investing activities	3,558	(4,945)
Net cash used in financing activities	(30,442)	(1,522)
Net increase (decrease) in cash and cash equivalents	$(13,512)	$4,086

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first six months of 2019 and 2018 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash provided by investing activities during the first six months of 2019 predominantly resulted from a net decrease in loans, maturities and principal paydowns on securities available for sale, and proceeds from sales of securities available for sale, offset by purchases of securities available for sale. Cash used in investing activities during the first six months of 2018 predominantly resulted from a net increase in loans offset by calls, maturities, and principal collected in securities available for sale.

Financing activities

Cash used in financing activities during the first six months of 2019 predominantly resulted from a net decrease in deposits. Cash used in financing activities during the first six months of 2018 predominantly resulted from a net increase in deposits, offset by the maturity of one $10.0 million repurchase agreement and the repayment of FHLBNY overnight and long term advances.

Capital Resources

The Bank is subject to regulatory capital requirements administered by federal banking agencies. As a result of the recently enacted Regulatory Relief Act, the FRB amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant non-banking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements, effective August 30, 2018. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel III rules became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2019 is 2.50%. Organizations that fail to maintain the minimum capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. The net unrealized gain or loss on available for sale securities and changes in the funded status of the defined benefit pension plan and other benefit plans are not included in computing regulatory capital.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of June 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2019, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of June 30, 2019 and December 31, 2018 were calculated under Basel III rules.

The Corporation and the Bank’s capital ratios as of June 30, 2019 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$177,608	13.80%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$169,567	13.19%	$102,845	8.00%	$126,949	9.875%	$128,556	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$161,477	12.55%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$153,453	11.94%	$77,133	6.00%	$101,238	7.875%	$102,845	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$161,477	12.55%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$153,453	11.94%	$57,850	4.50%	$81,954	6.375%	$83,561	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$161,477	9.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$153,453	8.94%	$68,696	4.00%	N/A	N/A	$85,870	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2018 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$169,416	13.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$162,536	12.62%	$103,039	8.00%	$127,189	9.875%	$128,799	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,263	11.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	11.37%	$77,280	6.00%	$101,429	7.875%	$103,039	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,263	11.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	11.37%	$57,960	4.50%	$82,110	6.375%	$83,720	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$153,263	8.79%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	8.41%	$69,598	4.00%	N/A	N/A	$86,998	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At June 30, 2019, the Bank could, without prior approval, declare dividends of approximately $25.2 million.

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

Explanation and Reconciliation of the Corporation’s Use of Non-GAAP Measures

The Corporation prepares its Consolidated Financial Statements in accordance with GAAP; these financial statements appear on pages 7–13. That presentation provides the reader with an understanding of the Corporation’s results that can be tracked consistently from year-to-year and enables a comparison of the Corporation’s performance with other companies’ GAAP financial statements.

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

	As of the Three Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31	Sept. 30,	June 30,
	2019	2019	2018	2018	2018
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$15,101	$15,167	$15,484	$15,079	$15,017
Fully taxable equivalent adjustment	104	100	105	99	106
Fully taxable equivalent net interest income (non-GAAP)	$15,205	$15,267	$15,589	$15,178	$15,123

Average interest-earning assets (GAAP)	$1,654,156	$1,671,063	$1,680,269	$1,625,132	$1,625,591

Net interest margin - fully taxable equivalent (non-GAAP)	3.69%	3.71%	3.68%	3.71%	3.73%

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

	As of the Three Months Ended
(in thousands, except ratio data)	June 30,	March 31,	Dec. 31	Sept. 30,	June 30,
	2019	2019	2018	2018	2018
EFFICIENCY RATIO
Net interest income (GAAP)	$15,101	$15,167	$15,484	$15,079	$15,017
Fully taxable equivalent adjustment	104	100	105	99	106
Fully taxable equivalent net interest income (non-GAAP)	$15,205	$15,267	$15,589	$15,178	$15,123

Non-interest income (GAAP)	$5,086	$4,925	$4,893	$7,381	$5,325
Less: changes in fair value of equity investments	—	—	—	(2,093)	—
Less: net (gains) losses on security transactions	(19)	—	—	—	—
Adjusted non-interest income (non-GAAP)	$5,067	$4,925	$4,893	$5,288	$5,325

Non-interest expense (GAAP)	$13,823	$13,497	$14,205	$13,428	$14,967
Less: amortization of intangible assets	(151)	(163)	(176)	(182)	(182)
Less: legal reserve	—	—	—	—	(989)
Adjusted non-interest expense (non-GAAP)	$13,672	$13,334	$14,029	$13,246	$13,796

Efficiency ratio (unadjusted)	68.47%	67.18%	69.71%	59.79%	73.58%
Efficiency ratio (adjusted)	67.44%	66.04%	68.49%	64.72%	67.47%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31	Sept. 30,	June 30,
	2019	2019	2018	2018	2018
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$178,387	$171,534	$165,029	$156,499	$151,780
Less: intangible assets	(22,861)	(23,012)	(23,175)	(23,351)	(23,533)
Tangible equity (non-GAAP)	$155,526	$148,522	$141,854	$133,148	$128,247

Total assets (GAAP)	$1,752,997	$1,769,572	$1,755,343	$1,753,864	$1,710,166
Less: intangible assets	(22,861)	(23,012)	(23,175)	(23,351)	(23,533)
Tangible assets (non-GAAP)	$1,730,136	$1,746,560	$1,732,168	$1,730,513	$1,686,633

Total equity to total assets at end of period (GAAP)	10.18%	9.69%	9.40%	8.92%	8.88%
Book value per share (GAAP)	$36.65	$35.27	$33.99	$32.35	$31.42

Tangible equity to tangible assets at end of period (non-GAAP)	8.99%	8.50%	8.19%	7.69%	7.60%
Tangible book value per share (non-GAAP)	$31.95	$30.54	$29.22	$27.53	$26.55

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

	As of or for the Three Months Ended
	June 30,	March 31,	Dec. 31	Sept. 30,	June 30,
(in thousands, except ratio data)	2019	2019	2018	2018	2018
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$173,534	$167,385	$159,032	$154,331	$151,216
Less: average intangible assets	(22,936)	(23,092)	(23,266)	(23,440)	(23,625)
Average tangible equity (non-GAAP)	$150,598	$144,293	$135,766	$130,891	$127,591

Return on average equity (GAAP)	11.51%	10.83%	14.29%	17.81%	6.70%
Return on average tangible equity (non-GAAP)	13.27%	12.56%	16.74%	21.01%	7.94%

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

	As of or for the Three Months Ended
(in thousands, except per share and ratio data)	June 30,	March 31,	Dec. 31	Sept. 30,	June 30,
	2019	2019	2018	2018	2018
NON-GAAP NET INCOME
Reported net income (GAAP)	$4,981	$4,468	$5,730	$6,930	$2,527
Net changes in fair value of investments (net of tax)	—	—	—	(1,559)	—
Net (gains) losses on security transactions (net of tax)	(14)	—	—	—	—
Legal reserve (net of tax)	—	—	—	—	737
Revaluation of net deferred tax asset	—	—	(445)	—	—
Non- GAAP net income	$4,967	$4,468	$5,285	$5,371	$3,264

Average basic and diluted shares outstanding	4,866	4,860	4,843	4,834	4,828

Reported basic and diluted earnings per share (GAAP)	$1.02	$0.92	$1.18	$1.43	$0.52
Reported return on average assets (GAAP)	1.15%	1.03%	1.29%	1.61%	0.59%
Reported return on average equity (GAAP)	11.51%	10.83%	14.29%	17.81%	6.70%

Non-GAAP basic and diluted earnings per share	$1.02	$0.92	$1.09	$1.11	$0.68
Non-GAAP return on average assets	1.14%	1.03%	1.19%	1.25%	0.77%
Non-GAAP return on average equity	11.48%	10.83%	13.18%	13.81%	8.66%

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

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At June 30, 2019, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 12.84% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 7.86%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline at this time, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 4.82% and an immediate 300-basis point increase would positively impact the next 12 months net interest income by 11.68%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value.  At June 30, 2019, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 12.93% and an immediate 200-basis point increase in interest rates would positively impact the market value by 8.50%. Both are within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 4.53% and an immediate 300-basis point increase in interest rates would positively impact the market value by 12.10%.

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

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2019 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of June 30, 2019.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of June 30, 2019, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 13, 2019.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/19-4/30/19	—	$—	—	121,906
5/1/19-5/31/19	—	—	—	121,906
6/1/19-6/30/19	—	—	—	121,906
Quarter ended 6/30/19	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended June 30, 2019, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to May 15, 2019 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on May 16, 2019).

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

CHEMUNG FINANCIAL CORPORATION

DATED: August 8, 2019	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: August 8, 2019	By: /s/ Karl F. Krebs
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

3.4
Amended and Restated Bylaws of Chemung Financial Corporation, as amended to May 15, 2019 (as incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Commission on May 16, 2019).

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