Form 10-Q
period 2019-09-30
CHEMUNG FINANCIAL CORP
filed 2019-11-06
CIK 763563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2019

Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-13888

CHEMUNG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-1237038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Chemung Canal Plaza, Elmira, NY	14901
(Address of principal executive offices)	(Zip Code)

(607) 737-3711 or (800) 836-3711
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $.01 per share	CHMG	The Nasdaq Stock Market, LLC

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
YES:____ NO: X
The number of shares of the registrant's common stock, $.01 par value, outstanding on November 5, 2019 was 4,846,630.

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

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from financial institutions	$36,497	$33,040
Interest-earning deposits in other financial institutions	109,801	96,932
Total cash and cash equivalents	146,298	129,972

Equity investments, at estimated fair value	2,065	1,909
Securities available for sale, at estimated fair value	267,529	242,258
Securities held to maturity, estimated fair value of $3,443 at September 30, 2019 and $4,858 at December 31, 2018	3,420	4,875
FHLBNY and FRBNY Stock, at cost	3,091	3,138

Loans, net of deferred loan fees	1,306,638	1,311,906
Allowance for loan losses	(23,923)	(18,944)
Loans, net	1,282,715	1,292,962

Loans held for sale	1,313	502
Premises and equipment, net	22,962	24,980
Operating lease right-of-use assets	8,051	—
Goodwill	21,824	21,824
Other intangible assets, net	886	1,351
Bank-owned life insurance	3,096	3,048
Accrued interest receivable and other assets	30,393	28,524

Total assets	$1,793,643	$1,755,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$472,600	$484,433
Interest-bearing	1,103,906	1,084,804
Total deposits	1,576,506	1,569,237

Long term finance lease obligation	4,140	4,304
Operating lease liabilities	8,125	—
Dividends payable	1,260	1,254
Accrued interest payable and other liabilities	21,568	15,519
Total liabilities	1,611,599	1,590,314

Shareholders' equity:
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 5,310,076 issued at September 30, 2019 and December 31, 2018	53	53
Additional paid-in capital	46,464	45,820
Retained earnings	150,759	143,129
Treasury stock, at cost; 465,038 shares at September 30, 2019 and 488,844 shares at December 31, 2018	(11,956)	(12,562)
Accumulated other comprehensive loss	(3,276)	(11,411)
Total shareholders' equity	182,044	165,029

Total liabilities and shareholders' equity	$1,793,643	$1,755,343

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$14,664	$14,580	$43,723	$42,930
Taxable securities	1,349	1,200	3,825	3,753
Tax exempt securities	293	272	872	875
Interest-earning deposits	502	84	1,735	116
Total interest and dividend income	16,808	16,136	50,155	47,674
Interest expense:
Deposits	1,629	858	4,634	1,967
Securities sold under agreements to repurchase	—	—	—	137
Borrowed funds	37	199	111	574
Total interest expense	1,666	1,057	4,745	2,678
Net interest income	15,142	15,079	45,410	44,996
Provision for loan losses	4,441	300	5,684	3,371
Net interest income after provision for loan losses	10,701	14,779	39,726	41,625

Non-interest income:
WMG fee income	2,315	2,406	7,115	7,095
Service charges on deposit accounts	1,141	1,231	3,330	3,539
Interchange revenue from debit card transactions	1,058	982	3,113	3,013
Net gains on security transactions	—	—	19	—
Changes in fair value of equity investments	(10)	2,141	106	2,165
Net gains on sales of loans held for sale	69	79	146	184
Net gains (losses) on sales of other real estate owned	(1)	123	(87)	119
Income from bank-owned life insurance	17	17	48	50
Other	367	402	1,177	2,016
Total non-interest income	4,956	7,381	14,967	18,181

Non-interest expenses:
Salaries and wages	5,874	5,691	17,375	16,969
Pension and other employee benefits	1,470	1,262	4,488	4,438
Other components of net periodic pension and postretirement benefits	(141)	(408)	(423)	(1,224)
Net occupancy	1,424	1,671	4,469	4,922
Furniture and equipment	717	581	1,840	1,941
Data processing	1,818	1,782	5,418	5,288
Professional services	395	479	1,218	1,527
Legal accruals and settlements	—	—	—	989
Amortization of intangible assets	151	182	465	558
Marketing and advertising	231	212	644	816
Other real estate owned	9	83	80	321
FDIC insurance	(10)	263	476	881
Loan expense	171	262	557	615
Other	1,416	1,368	4,238	4,520
Total non-interest expenses	13,525	13,428	40,845	42,561
Income before income tax expense	2,132	8,732	13,848	17,245
Income tax expense	176	1,802	2,443	3,349
Net income	$1,956	$6,930	$11,405	$13,896

Weighted average shares outstanding	4,871	4,834	4,866	4,828
Basic and diluted earnings per share	$0.40	$1.43	$2.34	$2.88

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$1,956	$6,930	$11,405	$13,896
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	3,573	(1,583)	10,885	(6,422)
Reclassification adjustment for gains realized in net income	—	—	(19)	—
Net unrealized gains (losses)	3,573	(1,583)	10,866	(6,422)
Tax effect	911	(404)	2,771	(1,637)
Net of tax amount	2,662	(1,179)	8,095	(4,785)

Change in funded status of defined benefit pension plan and other benefit plans:
Reclassification adjustment for amortization of prior service costs	(55)	(55)	(165)	(165)
Reclassification adjustment for amortization of net actuarial loss	72	72	218	218
Total before tax effect	17	17	53	53
Tax effect	4	4	13	13
Net of tax amount	13	13	40	40

Total other comprehensive income (loss)	2,675	(1,166)	8,135	(4,745)

Comprehensive income	$4,631	$5,764	$19,540	$9,151

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2018	$53	$45,873	$132,973	$(12,998)	$(14,121)	$151,780
Net income	—	—	6,930	—	—	6,930
Other comprehensive loss	—	—	—	—	(1,166)	(1,166)
Restricted stock awards	—	69	—	—	—	69
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Cash dividends declared ($0.26 per share)	—	—	(1,249)	—	—	(1,249)
Sale of 2,648 shares of treasury stock (a)	—	54	—	71	—	125
Balances at September 30, 2018	$53	$46,006	$138,654	$(12,927)	$(15,287)	$156,499

Balances at June 30, 2019	$53	$46,284	$150,063	$(12,062)	$(5,951)	$178,387
Net income	—	—	1,956	—	—	1,956
Other comprehensive income	—	—	—	—	2,675	2,675
Restricted stock awards	—	97	—	—	—	97
Restricted stock units for directors' deferred compensation plan	—	10	—	—	—	10
Cash dividends declared ($0.26 per share)	—	—	(1,260)	—	—	(1,260)
Sale of 4,100 shares of treasury stock (a)	—	73	—	106	—	179
Balances at September 30, 2019	$53	$46,464	$150,759	$(11,956)	$(3,276)	$182,044
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2018, as reported	$53	$45,967	$128,453	$(14,320)	$(10,340)	$149,813
Cumulative effect of accounting change (b)	—	—	40	—	(202)	(162)
Balances at January 1, 2018, as adjusted	53	45,967	128,493	(14,320)	(10,542)	149,651
Net income	—	—	13,896	—	—	13,896
Other comprehensive loss	—	—	—	—	(4,745)	(4,745)
Restricted stock awards	—	301	—	—	—	301
Restricted stock units for directors' deferred compensation plan	—	57	—	—	—	57
Cash dividends declared ($0.78 per share)	—	—	(3,735)	—	—	(3,735)
Distribution of 6,015 shares of treasury stock for directors' compensation	—	147	—	154	—	301
Distribution of 1,784 shares of treasury stock for employee compensation	—	44	—	45	—	89
Distribution of 36,681 shares of treasury stock for deferred directors’ compensation	—	(722)	—	940	—	218
Sale of 9,938 shares of treasury stock (a)	—	212	—	254	—	466
Balances at September 30, 2018	$53	$46,006	$138,654	$(12,927)	$(15,287)	$156,499

Balances at January 1, 2019	$53	$45,820	$143,129	$(12,562)	$(11,411)	$165,029
Net income	—	—	11,405	—	—	11,405
Other comprehensive income	—	—	—	—	8,135	8,135
Restricted stock awards	—	296	—	—	—	296
Restricted stock units for directors' deferred compensation plan	—	31	—	—	—	31
Distribution of 439 shares of treasury stock grants for employee restricted stock awards	—	—	—	11	—	11
Cash dividends declared ($0.78 per share)	—	—	(3,775)	—	—	(3,775)
Distribution of 8,465 shares of treasury stock for directors' compensation	—	139	—	218	—	357
Distribution of 2,373 shares of treasury stock for employee compensation	—	39	—	61	—	100
Distribution of 2,551 shares of treasury stock for deferred directors’ compensation	—	(52)	—	65	—	13
Repurchase of 272 shares of common stock	—	—	—	(13)	—	(13)
Sale of 10,250 shares of treasury stock (a)	—	191	—	264	—	455
Balances at September 30, 2019	$53	$46,464	$150,759	$(11,956)	$(3,276)	$182,044
(a) All treasury stock sales were completed at the prevailing market price with the Chemung Canal Trust Company Profit Sharing, Savings, and Investment Plan which is a defined contribution plan sponsored by the Bank.
(b) Due to implementation of ASC 2016-01. See "Adoption of New Accounting Standards" discussion in Note 1.

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$11,405	$13,896
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	465	558
Provision for loan losses	5,684	3,371
Net losses on disposal of fixed assets	35	10
Depreciation and amortization of fixed assets	2,375	2,625
Amortization of right-of-use asset	541	—
Amortization of premiums on securities, net	784	910
Gains on sales of loans held for sale, net	(146)	(184)
Proceeds from sales of loans held for sale	7,293	9,476
Loans originated and held for sale	(7,958)	(10,465)
Changes in fair value on equity investments	(106)	(2,165)
Proceeds from sales of equity investments	22	2,288
Net gains on securities transactions	(19)	—
Net losses on sales of other real estate owned	87	(119)
Write-downs on OREO	53	—
Purchase of equity investments	(72)	(84)
Expense related to restricted stock units for directors' deferred compensation plan	31	57
Expense related to employee stock compensation	100	89
Expense related to employee restricted stock awards	296	301
Income from bank-owned life insurance	(48)	(50)
Increase in other assets and accrued interest receivable	(2,233)	(3,510)
Payments made on operating leases	(467)	—
Increase in accrued interest payable	94	28
Increase in other liabilities	3,592	3,073
Net cash provided by operating activities	21,808	20,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	15,200	—
Proceeds from maturities, calls, and principal paydowns on securities available for sale	37,152	39,286
Proceeds from maturities and principal collected on securities held to maturity	2,498	988
Purchases of securities available for sale	(67,522)	—
Purchases of securities held to maturity	(1,043)	(1,410)
Purchase of FHLBNY and FRBNY stock	(6)	(22,003)
Redemption of FHLBNY and FRBNY stock	53	24,649
Purchases of premises and equipment	(392)	(1,492)
Proceeds from sales of other real estate owned	376	1,576
Net (increase) decrease in loans	4,411	(13,955)
Net cash (used in) provided by investing activities	(9,273)	27,639

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, interest-bearing demand accounts, savings accounts, and insured money market accounts	(12,330)	82,012
Net increase in time deposits	19,599	26,539
Net decrease in securities sold under agreements to repurchase	—	(10,000)
Net decrease in FHLBNY overnight advances	—	(57,700)
Repayments of FHLBNY long term advances	—	(2,000)
Payments made on finance leases	(164)	(159)
Sale of treasury stock	455	466
Cash dividends paid	(3,769)	(3,719)
Net cash used in financing activities	3,791	35,439
Net increase in cash and cash equivalents	16,326	83,183
Cash and cash equivalents, beginning of period	129,972	30,729
Cash and cash equivalents, end of period	$146,298	$113,912

See accompanying notes to unaudited consolidated financial statements.

CHEMUNG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

(in thousands)	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2019	2018
Cash paid for:
Interest	$4,651	$2,650
Income taxes	$3,225	$1,355
Supplemental disclosure of non-cash activity:
Transfer of loans to other real estate owned	$152	$244
Dividends declared, not yet paid	$1,260	$1,249
Repurchase of common stock in lieu of employee payroll taxes	$(13)	$—
Distribution of treasury stock for directors' compensation	$357	$301
Distribution of treasury stock for deferred directors' compensation	$13	$218

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2019, though entities may adopt the amendments earlier for fiscal years beginning after December 15, 2018. In October 2019, the FASB voted to delay the effective date of ASU 2016-13 to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation is eligible for the delay and plans to implement the standard effective January 2023. The Corporation anticipates that the adoption of the CECL model will result in an increase to the Corporation's allowance for loan losses. The Corporation has established a committee to oversee the implementation of CECL and has selected a vendor to assist in the implementation process. In 2018, the committee began establishing parameters which will be used in the CECL model with the selected vendor. The Corporation is running its current incurred loss model and a CECL model concurrently.

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

NOTE 2        EARNING PER COMMON SHARE (shares in thousands)

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period.  Issuable shares, including those related to directors’ restricted stock units and directors’ stock compensation, are considered outstanding and are included in the computation of basic earnings per share.  All outstanding unvested share based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation.  Restricted stock awards are grants of participating securities and are considered outstanding at grant date.  Earnings per share information is adjusted to present comparative results for stock splits and stock dividends that occur.  Earnings per share were computed by dividing net income by 4,871 and 4,834 weighted average shares outstanding for the three-month periods ended September 30, 2019 and 2018, respectively. Earnings per share were computed by dividing net income by 4,866 and 4,828 weighted average shares outstanding for the nine-month periods ended September 30, 2019 and 2018, respectively. There were no common stock equivalents during the three and nine-month periods ended September 30, 2019 or 2018.

NOTE 3        SECURITIES

Amortized cost and estimated fair value of securities available for sale are as follows (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities, residential	$201,152	$2,757	$385	$203,524
Obligations of states and political subdivisions	45,122	2,148	—	47,270
Corporate bonds and notes	250	—	—	250
SBA loan pools	16,377	144	36	16,485
Total	$262,901	$5,049	$421	$267,529

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,489	$10	$27	$5,472
Mortgage-backed securities, residential	189,111	146	6,065	183,192
Obligations of states and political subdivisions	44,390	70	308	44,152
Corporate bonds and notes	249	—	2	247
SBA loan pools	9,257	—	62	9,195
Total	$248,496	$226	$6,464	$242,258

Amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,125	$—	$—	$1,125
Time deposits with other financial institutions	2,295	23	—	2,318
Total	$3,420	$23	$—	$3,443

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,020	$—	$—	$3,020
Time deposits with other financial institutions	1,855	—	17	1,838
Total	$4,875	$—	$17	$4,858

The amortized cost and estimated fair value of debt securities are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately (in thousands):

	September 30, 2019
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$3,413	$3,421	$1,340	$1,340
After one, but within five years	7,464	7,722	2,080	2,103
After five, but within ten years	33,446	35,285	—	—
After ten years	1,049	1,092	—	—
	45,372	47,520	3,420	3,443
Mortgage-backed securities, residential	201,152	203,524	—	—
SBA loan pools	16,377	16,485	—	—
Total	$262,901	$267,529	$3,420	$3,443

There were no proceeds from sales of securities resulting in gains or losses for the three months ended September 30, 2019 and 2018.

The proceeds from sales of securities resulting in gains or losses for the nine months ended September 30, 2019 and 2018 are listed below (in thousands):

	2019	2018
Proceeds	$15,200	$—
Gross gains	79	—
Gross losses	(60)	—
Tax expense	5	—

The following tables summarize the investment securities available for sale with unrealized losses at September 30, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, residential	$—	$—	$67,646	$385	$67,646	$385
SBA loan pools	3,353	1	1,525	35	4,878	36
Total temporarily impaired securities	$3,353	$1	$69,171	$420	$72,524	$421

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government and U.S. Government sponsored enterprises	$—	$—	$4,969	$27	$4,969	$27
Mortgage-backed securities, residential	—	—	171,481	6,065	171,481	6,065
Obligations of states and political subdivisions	10,868	38	21,345	270	32,213	308
Corporate bonds and notes	247	2	—	—	247	2
SBA loan pools	5,985	17	3,210	45	9,195	62
Total temporarily impaired securities	$17,100	$57	$201,005	$6,407	$218,105	$6,464

Other-Than-Temporary Impairment

As of September 30, 2019, the majority of the Corporation’s unrealized losses in the investment securities portfolio related to mortgage-backed securities.  At September 30, 2019, all of the unrealized losses related to mortgage-backed securities were issued by U.S. government sponsored entities, Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is not likely that the Corporation will be required to sell these securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Equity Investments

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in the consolidated statement of income.

NOTE 4        LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred origination fees and costs, is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Commercial and agricultural:
Commercial and industrial	$226,884	$202,526
Agricultural	214	328
Commercial mortgages:
Construction	48,635	54,476
Commercial mortgages, other	602,970	606,694
Residential mortgages	184,013	182,724
Consumer loans:
Credit cards	—	1,449
Home equity lines and loans	92,456	98,145
Indirect consumer loans	136,502	149,380
Direct consumer loans	14,964	16,184
Total loans, net of deferred origination fees and costs	1,306,638	1,311,906
Interest receivable on loans	3,682	3,703
Total recorded investment in loans	$1,310,320	$1,315,609

The Corporation's concentrations of credit risk by loan type are reflected in the preceding table.  The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications in the table above.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$5,476	$9,545	$1,229	$3,406	$19,656
Charge-offs	—	—	(19)	(283)	(302)
Recoveries	29	—	—	99	128
Net recoveries (charge-offs)	29	—	(19)	(184)	(174)
Provision	4,651	(285)	(26)	101	4,441
Ending balance	$10,156	$9,260	$1,184	$3,323	$23,923

	Three Months Ended September 30, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance	$4,969	$8,740	$1,445	$4,491	$19,645
Charge-offs		—	(60)	(380)	(440)
Recoveries	13	—	—	117	130
Net recoveries (charge-offs)	13	—	(60)	(263)	(310)
Provision	285	(91)	11	95	300
Ending balance	$5,267	$8,649	$1,396	$4,323	$19,635

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine month periods ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30, 2019
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$5,383	$8,184	$1,226	$4,151	$18,944
Charge-offs:	(55)	—	(60)	(1,040)	(1,155)
Recoveries:	44	2	45	359	450
Net recoveries (charge-offs)	(11)	2	(15)	(681)	(705)
Provision	4,784	1,074	(27)	(147)	5,684
Ending balance	$10,156	$9,260	$1,184	$3,323	$23,923

	Nine Months Ended September 30, 2018
Allowance for loan losses	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Beginning balance:	$6,976	$8,514	$1,316	$4,355	$21,161
Charge-offs:	(3,644)	(145)	(225)	(1,301)	(5,315)
Recoveries:	34	2	5	377	418
Net recoveries (charge-offs)	(3,610)	(143)	(220)	(924)	(4,897)
Provision	1,901	278	300	892	3,371
Ending balance	$5,267	$8,649	$1,396	$4,323	$19,635

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,141	$2,519	$—	$—	$8,660
Collectively evaluated for impairment	4,015	6,741	1,184	3,323	15,263
Total ending allowance balance	$10,156	$9,260	$1,184	$3,323	$23,923

	December 31, 2018
Allowance for loan losses:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,743	$446	$—	$—	$2,189
Collectively evaluated for impairment	3,640	7,738	1,226	4,151	16,755
Total ending allowance balance	$5,383	$8,184	$1,226	$4,151	$18,944

	September 30, 2019
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$6,349	$13,708	$407	$153	$20,617
Loans collectively evaluated for impairment	221,376	639,697	184,162	244,468	1,289,703
Total ending loans balance	$227,725	$653,405	$184,569	$244,621	$1,310,320

	December 31, 2018
Loans:	Commercial and Agricultural	Commercial Mortgages	Residential Mortgages	Consumer Loans	Total
Loans individually evaluated for impairment	$2,128	$6,146	$402	$55	$8,731
Loans collectively evaluated for impairment	201,284	656,842	182,823	265,929	1,306,878
Total ending loans balance	$203,412	$662,988	$183,225	$265,984	$1,315,609

The following table presents loans individually evaluated for impairment recognized by class of loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Commercial and agricultural:
Commercial and industrial	$184	$184	$—	$345	$346	$—
Commercial mortgages:
Construction	262	263	—	307	308	—
Commercial mortgages, other	3,305	3,306	—	4,007	3,935	—
Residential mortgages	436	407	—	424	402	—
Consumer loans:
Home equity lines and loans	176	153	—	54	55	—
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	6,164	6,165	6,141	1,780	1,782	1,743
Commercial mortgages:
Commercial mortgages, other	10,221	10,139	2,519	1,902	1,903	446
Total	$20,748	$20,617	$8,660	$8,819	$8,731	$2,189

The following table presents the average recorded investment and interest income of loans individually evaluated for impairment recognized by class of loans for the three and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and agricultural:
Commercial and industrial	$228	$—	$526	$1	$277	$1	$673	$11
Commercial mortgages:
Construction	270	2	330	3	285	7	344	8
Commercial mortgages, other	3,372	3	4,339	5	3,630	9	4,257	16
Residential mortgages	396	36	413	2	396	40	420	6
Consumer loans:
Home equity lines & loans	156	3	59	1	134	4	61	2
With an allowance recorded:
Commercial and agricultural:
Commercial and industrial	3,983	—	1,573	1	2,508	—	3,359	2
Commercial mortgages:
Commercial mortgages, other	10,240	—	2,040	1	6,881	—	2,419	4
Total	$18,645	$44	$9,280	$14	$14,111	$61	$11,533	$49
(1)Cash basis interest income approximates interest income recognized.

The following table presents the recorded investment in non-accrual and loans past due 90 days or more and still accruing by class of loans as of September 30, 2019 and December 31, 2018 (in thousands):

	Non-accrual		Loans Past Due 90 Days or More and Still Accruing
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Commercial and agricultural:
Commercial and industrial	$6,335	$2,048	$53	$10
Commercial mortgages:
Construction	87	109	—	—
Commercial mortgages, other	13,250	5,529	—	—
Residential mortgages	2,455	2,655	—	—
Consumer loans:
Credit cards	—	—	—	9
Home equity lines and loans	722	1,183	—	—
Indirect consumer loans	613	693	—	—
Direct consumer loans	6	37	—	—
Total	$23,468	$12,254	$53	$19

The following tables present the aging of the recorded investment in loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$1,782	$249	$302	$2,333	$225,177	$227,510
Agricultural	—	—	—	—	215	215
Commercial mortgages:
Construction	279	—	—	279	48,490	48,769
Commercial mortgages, other	2,176	402	1,993	4,571	600,065	604,636
Residential mortgages	1,906	674	1,258	3,838	180,731	184,569
Consumer loans:
Home equity lines and loans	36	15	496	547	92,205	92,752
Indirect consumer loans	1,356	305	349	2,010	134,830	136,840
Direct consumer loans	63	14	4	81	14,948	15,029
Total	$7,598	$1,659	$4,402	$13,659	$1,296,661	$1,310,320

	December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and agricultural:
Commercial and industrial	$284	$61	$71	$416	$202,667	$203,083
Agricultural	16	—	—	16	313	329
Commercial mortgages:
Construction	—	—	—	—	54,626	54,626
Commercial mortgages, other	6,273	158	169	6,600	601,762	608,362
Residential mortgages	2,204	516	1,026	3,746	179,479	183,225
Consumer loans:
Credit cards	1	3	9	13	1,437	1,450
Home equity lines and loans	279	97	730	1,106	97,360	98,466
Indirect consumer loans	1,511	319	436	2,266	147,540	149,806
Direct consumer loans	120	53	31	204	16,058	16,262
Total	$10,688	$1,207	$2,472	$14,367	$1,301,242	$1,315,609

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

As of September 30, 2019 and December 31, 2018, the Corporation has a recorded investment in TDRs of $9.3 million and $6.8 million, respectively.  There were specific reserves of $2.4 million and $0.9 million allocated for TDRs at September 30, 2019 and December 31, 2018, respectively.  As of September 30, 2019, TDRs totaling $0.9 million were accruing interest under the modified terms and $8.4 million were on non-accrual status.  As of December 31, 2018, TDRs totaling $0.8 million were accruing interest under the modified terms and $6.0 million were on non-accrual status.  The Corporation had committed no additional amounts as of both September 30, 2019 and December 31, 2018, to customers with outstanding loans that are classified as TDRs.

During the three months ended September 30, 2019, the terms of a loan was modified as a TDR, while there were no loans modified as TDRs during the three months ended September 30, 2018. The modification of the terms of one commercial real estate term loan during the three months ended September 30, 2019 included a reduction of the scheduled amortized payments for greater than a three month period.

During the nine months ended September 30, 2019 and 2018, the terms of certain loans were modified as TDRs. In addition to the modification noted above, the modification of the terms of one home equity loan during the nine months ended September 30, 2019 included a reduction in the stated interest rate for the remaining life of the loan, an extension of the maturity date for approximately three years, and a reduction of the scheduled amortized payment of the loan for greater than a three month period. The modification of the terms of one commercial and industrial term loan during the nine months ended September 30, 2018 included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following tables present loans by class modified as TDRs that occurred during the three months ended September 30, 2019 and 2018 (dollars in thousands):

September 30, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages, other	1	$4,223	$4,223
Total	1	$4,223	$4,223

The TDR described above did not increase the allowance for loan losses and resulted in no charge-offs during the three month period ended September 30, 2019.

The following tables present loans by class modified as TDRs that occurred during the nine months ended September 30, 2019 and 2018 (dollars in thousands):

September 30, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial mortgages:
Commercial mortgages	1	$4,223	$4,223
Home equity lines and loans	1	137	137
Total	2	$4,360	$4,360

September 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural:
Commercial and industrial	1	$100	$100
Total	1	$100	$100

The TDRs described above increased the allowance for loan losses by $1.7 million and resulted in no charge-offs during the nine month period ended September 30, 2019. The TDRs described above did not increase the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2018.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no payment defaults on any loans previously modified as TDRs within twelve months following the modification during the three and nine month periods ended September 30, 2019 and 2018.

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

Commercial loans not meeting the criteria above to be considered criticized or classified are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans performing under terms of the loan notes.  Based on the analyses performed as of September 30, 2019 and December 31, 2018, the risk category of the recorded investment of loans by class of loans is as follows (in thousands):

	September 30, 2019
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$210,620	$4,250	$10,997	$1,643	$227,510
Agricultural	—	215	—	—	—	215
Commercial mortgages:
Construction	—	48,682	—	87	—	48,769
Commercial mortgages	—	572,663	10,976	16,522	4,475	604,636
Residential mortgages	182,114	—	—	2,455	—	184,569
Consumer loans:
Home equity lines and loans	92,030	—	—	722	—	92,752
Indirect consumer loans	136,227	—	—	613	—	136,840
Direct consumer loans	15,023	—	—	6	—	15,029
Total	$425,394	$832,180	$15,226	$31,402	$6,118	$1,310,320

	December 31, 2018
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and agricultural:
Commercial and industrial	$—	$190,666	$4,452	$6,222	$1,743	$203,083
Agricultural	—	329	—	—	—	329
Commercial mortgages:
Construction	—	54,517	—	109	—	54,626
Commercial mortgages	—	574,221	16,830	15,948	1,363	608,362
Residential mortgages	180,570	—	—	2,655	—	183,225
Consumer loans:
Credit cards	1,450	—	—	—	—	1,450
Home equity lines and loans	97,283	—	—	1,183	—	98,466
Indirect consumer loans	149,113	—	—	693	—	149,806
Direct consumer loans	16,225	—	—	37	—	16,262
Total	$444,641	$819,733	$21,282	$26,847	$3,106	$1,315,609

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$182,114	$—	$92,030	$136,227	$15,023
Non-Performing	2,455	—	722	613	6
	$184,569	$—	$92,752	$136,840	$15,029

	December 31, 2018
		Consumer Loans
	Residential Mortgages	Credit Card	Home Equity Lines and Loans	Indirect Consumer Loans	Other Direct Consumer Loans
Performing	$180,570	$1,450	$97,283	$149,113	$16,225
Non-Performing	2,655	—	1,183	693	37
	$183,225	$1,450	$98,466	$149,806	$16,262

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities, residential	$203,524	$—	$203,524	$—
Obligations of states and political subdivisions	47,270	—	47,270	—
Corporate bonds and notes	250	—	250	—
SBA loan pools	16,485	—	16,485	—
Total available for sale securities	$267,529	$—	$267,529	$—

Equity investments, at fair value	$1,231	$1,231	$—	$—
Derivative assets	7,885	—	7,885	—

Financial Liabilities:
Derivative liabilities	$8,311	$—	$7,885	$426

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2019.

		Fair Value Measurement at December 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government and U.S. Government sponsored enterprises	$5,472	$—	$5,472	$—
Mortgage-backed securities, residential	183,192	—	183,192	—
Obligations of states and political subdivisions	44,152	—	44,152	—
Corporate bonds and notes	247	—	247	—
SBA loan pools	9,195	—	9,195	—
Total available for sale securities	$242,258	$—	$242,258	$—

Equity investments, at fair value	$1,075	$1,075	$—	$—
Derivative assets	3,142	—	3,142	—

Financial Liabilities:
Derivative liabilities	$3,282	$—	$3,142	$140

There were no transfers between Level 1 and Level 2 during the three and nine month periods ended September 30, 2018.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended September 30, 2019 and 2018 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance of recurring Level 3 assets at July 1	$—	$—	$(365)	$(18)
Derivative instruments entered into	—	—	(7)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(54)	5
Included in other comprehensive income	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance of recurring Level 3 assets at September 30	$—	$—	$(426)	$(13)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2019 and September 30, 2018 (in thousands):

	Assets (Liabilities)
	Corporate Bonds and Notes		Derivative Liabilities
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance of recurring Level 3 assets at January 1	$—	$—	$(140)	$(75)
Derivative instruments entered into	—	—	(42)	—
Total gains or losses for the period:
Included in earnings - other non-interest income	—	—	(244)	62
Included in other comprehensive income	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance of recurring Level 3 assets at September 30	$—	$—	$(426)	$(13)

The following table presents information related to Level 3 recurring fair value measurements at September 30, 2019 and December 31, 2018 (in thousands):

Description	Fair Value at September 30, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2019
Derivative liabilities	$426	Historical trend	Credit default rate	5.65% - 5.65% [5.65%]

Description	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2018
Derivative liabilities	$140	Historical trend	Credit default rate	7.46% - 7.46% [7.46%]

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurement at September 30, 2019 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$7,627	$—	$—	$7,627	$(1,673)
Total impaired loans	$7,627	$—	$—	$7,627	$(1,673)
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$62	$—	$—	$62	$—
Residential mortgages	62	—	—	62	—
Consumer loans:
Home equity lines and loans	86	—	—	86	—
Total other real estate owned, net	$210	$—	$—	$210	$—

		Fair Value Measurement at December 31, 2018 Using
Financial Assets:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans:
Commercial mortgages:
Commercial mortgages	$1,456	$—	$—	$1,456	$240
Total impaired loans	$1,456	$—	$—	$1,456	$240
Other real estate owned:
Commercial mortgages:
Commercial mortgages	$213	$—	$—	$213	$—
Residential mortgages	204	—	—	204	—
Consumer loans:
Home equity lines and loans	157	—	—	157	(14)
Total other real estate owned, net	$574	$—	$—	$574	$(14)

The following tables present information related to Level 3 non-recurring fair value measurement at September 30, 2019 and December 31, 2018 (in thousands):

Description	Fair Value at September 30, 2019	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at September 30, 2019
Impaired loans:
Commercial mortgages:
Commercial mortgages	$7,627	Sales comparison	Discount to appraised value	10.00% - 15.43% [10.13%]
	$7,627

OREO:
Commercial mortgages:
Commercial mortgages	$62	Sales comparison	Discount to appraised value	22.00% - 22.00% [22.00%]
Residential mortgages	62	Sales comparison	Discount to appraised value	20.80% -20.80% [20.80%]
Consumer loans:
Home equity lines and loans	86	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$210

Description	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range [Weighted Average] at December 31, 2018
Impaired loans:
Commercial and agricultural:
Commercial and industrial	$1,456	Sales comparison	Discount to appraised value	11.76% - 11.76% [11.76%]
	$1,456

OREO:
Commercial mortgages:
Commercial mortgages	$213	Sales comparison	Discount to appraised value	10.00% - 24.80% [17.72%]
Residential mortgages	204	Sales comparison	Discount to appraised value	20.80% - 39.78% [22.94%]
Consumer loans:
Home equity lines and loans	157	Sales comparison	Discount to appraised value	20.80% - 20.80% [20.80%]
	$574

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of other financial instruments, at September 30, 2019 and December 31, 2018, are as follows (in thousands):

	September 30, 2019
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$36,497	$36,497	$—	$—	$36,497
Interest-earning deposits in other financial institutions	109,801	109,801	—	—	109,801
Equity investments	834	834	—	—	834
Securities held to maturity	3,420	—	2,318	1,125	3,443
FHLBNY and FRBNY stock	3,091	—	—	—	N/A
Loans, net and loans held for sale	1,284,028	—	—	1,262,536	1,262,536
Accrued interest receivable	4,714	89	943	3,682	4,714

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,406,681	$1,406,681	$—	$—	$1,406,681
Time deposits	169,825	—	172,617	—	172,617
Accrued interest payable	326	30	296	—	326
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2018
Financial assets:	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value (1)
Cash and due from financial institutions	$33,040	$33,040	$—	$—	$33,040
Interest-earning deposits in other financial institutions	96,932	96,932	—	—	96,932
Equity investments	834	834	—	—	834
Securities held to maturity	4,875	—	1,838	3,020	4,858
FHLBNY and FRBNY stock	3,138	—	—	—	N/A
Loans, net and loans held for sale	1,293,464	—	—	1,287,495	1,287,495
Accrued interest receivable	4,480	80	697	3,703	4,480

Financial liabilities:
Deposits:
Demand, savings, and insured money market accounts	$1,419,011	$1,419,011	$—	$—	$1,419,011
Time deposits	150,226	—	150,938	—	150,938
Accrued interest payable	232	26	206	—	232
(1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 6        LEASES

Operating Leases

The Corporation leases certain branch properties under long-term, operating lease agreements.  The leases expire at various dates through 2033 and generally include renewal options.  As of September 30, 2019, the weighted average remaining lease term was 11.4 years with a weighted average discount rate of 3.39%.  Rent expense was $0.2 million for the three months ended September 30, 2019. Rent expense was $0.5 million for the nine months ended September 30, 2019.  Certain leases provide for increases in future minimum annual rent payments as defined in the lease agreements.  The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Leased branch properties at September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Operating lease right-of-use asset	$8,592	$—
Less: accumulated amortization	(541)	—
Operating lease right-of-use-assets, net	$8,051	$—

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding CAM charges, as of September 30, 2019 (in thousands):

Year	Amount
2019	$231
2020	932
2021	899
2022	831
2023	851
2024 and thereafter	6,091
Total minimum lease payments	9,835
Less: amount representing interest	(1,710)
Present value of net minimum lease payments	$8,125

As of September 30, 2019, the Corporation had no operating leases that were signed, but had not yet commenced.

Finance Leases

The Corporation leases certain buildings under finance leases.  The lease arrangements require monthly payments through 2036. As of September 30, 2019, the weighted average remaining lease term was 13.2 years with a weighted average discount rate of 3.34%.  The Corporation has included these leases in premises and equipment as of September 30, 2019 and December 31, 2018 as follows (in thousands):

	September 30, 2019	December 31, 2018
Buildings	$5,572	$5,572
Less: accumulated depreciation	(1,458)	(1,208)
Net book value	$4,114	$4,364

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments as of September 30, 2019 (in thousands):

Year	Amount
2019	$92
2020	376
2021	388
2022	391
2023	391
2024 and thereafter	3,639
Total minimum lease payments	5,277
Less: amount representing interest	(1,137)
Present value of net minimum lease payments	$4,140

As of September 30, 2019, the Corporation had no finance leases that were signed, but had not yet commenced.

Related Party Transactions

The Bank leases its branch located at 1365 New Scotland Road, Slingerlands, New York, under a lease agreement through July, 2020 from a member of the Corporation's Board of Directors with monthly rent expense totaling $4 thousand per month. Rent paid to this Board of Directors member totaled $12 thousand and $12 thousand for the three month periods ended September 30, 2019 and 2018, respectively. Rent paid to this Board of Directors member totaled $40 thousand and $36 thousand for the nine month periods ended September 30, 2019 and 2018, respectively.

The Bank leases its branch located at 2 Rush Street, Schenectady, New York, under a lease agreement through February 2033 from a member of the Corporation's Board of Directors with monthly rent expense totaling $8 thousand per month. Rent paid to this Board of Directors member totaled $24 thousand and $24 thousand for the three month periods ended September 30, 2019 and 2018, respectively. Rent paid to this Board of Directors member totaled $69 thousand and $60 thousand for the nine month periods ended September 30, 2019 and 2018, respectively.

NOTE 7        GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill included in the core banking segment during the nine month periods ended September 30, 2019 and 2018 were as follows (in thousands):

	2019	2018
Beginning of year	$21,824	$21,824
Acquired goodwill	—	—
Ending balance September 30,	$21,824	$21,824

Acquired intangible assets were as follows at September 30, 2019 and December 31, 2018 (in thousands):

	At September 30, 2019		At December 31, 2018
	Balance Acquired	Accumulated Amortization	Balance Acquired	Accumulated Amortization
Core deposit intangibles	$5,975	$5,776	$5,975	$5,576
Other customer relationship intangibles	5,633	4,946	5,633	4,681
Total	$11,608	$10,722	$11,608	$10,257

Aggregate amortization expense was $0.2 million for both of the three month periods ended September 30, 2019 and 2018. Aggregate amortization expense was $0.5 million and $0.6 million for the nine month periods ended September 30, 2019 and 2018, respectively.

The remaining estimated aggregate amortization expense at September 30, 2019 is listed below (in thousands):

Year	Estimated Expense
2019	$144
2020	484
2021	258
2022	—
2023	—
Total	$886

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

The following table lists the contractual amounts of financial instruments with off-balance sheet risk at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$17,021	$28,797	$9,137	$18,033
Unused lines of credit	1,431	218,517	848	212,601
Standby letters of credit	—	15,583	—	16,161

On June 15, 2018, the Bank, through mediation, reached a resolution by way of a settlement agreement in the matter of Fane v. Chemung Canal Trust Company (the “Action”). The parties agreed to release each other from any and all liabilities, claims, counterclaims, demands, charges, complaints and causes of action, to dismiss the Action with prejudice, and the Bank agreed to pay Fane $3.3 million in connection with the settlement of the Action. As of January 1, 2018, the Corporation had a legal reserve of $2.3 million for the Action and therefore recognized an additional $1.0 million of legal expense during 2018.

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of September 30, 2019, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

NOTE 9        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents the net unrealized holding gains or losses on securities available for sale and the funded status of the Corporation's defined benefit pension plan and other benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated (in thousands):

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2019	$787	$(6,738)	$(5,951)
Other comprehensive income before reclassification	2,662	—	2,662
Amounts reclassified from accumulated other comprehensive income	—	13	13
Net current period other comprehensive income	2,662	13	2,675
Balance at September 30, 2019	$3,449	$(6,725)	$(3,276)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at July 1, 2018	$(7,223)	$(6,898)	$(14,121)
Other comprehensive loss before reclassification	(1,179)	—	(1,179)
Amounts reclassified from accumulated other comprehensive income	—	13	13
Net current period other comprehensive income (loss)	(1,179)	13	(1,166)
Balance at September 30, 2018	$(8,402)	$(6,885)	$(15,287)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2019	$(4,646)	$(6,765)	$(11,411)
Other comprehensive income before reclassification	8,109	—	8,109
Amounts reclassified from accumulated other comprehensive income	(14)	40	26
Net current period other comprehensive income (loss)	8,095	40	8,135
Balance at September 30, 2019	$3,449	$(6,725)	$(3,276)

	Unrealized Gains and Losses on Securities Available for Sale	Defined Benefit and Other Benefit Plans	Total
Balance at January 1, 2018	$(3,415)	$(6,925)	$(10,340)
Cumulative effect of account change	(202)	—	(202)
Balance at January 1, 2018, as adjusted	(3,617)	(6,925)	(10,542)
Other comprehensive income before reclassification	(4,785)	—	(4,785)
Amounts reclassified from accumulated other comprehensive income	—	40	40
Net current period other comprehensive income	(4,785)	40	(4,745)
Balance at September 30, 2018	$(8,402)	$(6,885)	$(15,287)

The following is the reclassification out of accumulated other comprehensive income for the periods indicated (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$—	$—	Net gains on securities transactions
Tax effect	—	—	Income tax expense
Net of tax	—	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	$(55)	$(55)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	72	72	Other components of net periodic pension and postretirement benefits
Tax effect	(4)	(4)	Income tax expense
Net of tax	13	13
Total reclassification for the period, net of tax	$13	$13
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018
Unrealized gains and losses on securities available for sale:
Realized gains on securities available for sale	$(19)	$—	Net gains on securities transactions
Tax effect	5	—	Income tax expense
Net of tax	(14)	—
Amortization of defined pension plan and other benefit plan items:
Prior service costs (a)	(165)	(165)	Other components of net periodic pension and postretirement benefits
Actuarial losses (a)	218	218	Other components of net periodic pension and postretirement benefits
Tax effect	(13)	(13)	Income tax expense
Net of tax	40	40
Total reclassification for the period, net of tax	$26	$40
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and other benefit plan costs (see Note 11 for additional information).

NOTE 10    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following tables present the Corporation's non-interest income by revenue stream and reportable segment for the three and nine months ended September 30, 2019 and 2018 (in thousands). Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$959	$—	$—	$959
Other	182	—	—	182
Interchange revenue from debit card transactions	1,058	—	—	1,058
WMG fee income	—	2,315	—	2,315
CFS fee and commission income	—	—	145	145
Net gains (losses) on sales of OREO	(1)	—	—	(1)
Net gains on sales of loans(a)	69	—	—	69
Loan servicing fees(a)	25	—	—	25
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	3	—	(13)	(10)
Other(a)	269	—	(55)	214
Total non-interest income (loss)	$2,564	$2,315	$77	$4,956

	Three Months Ended September 30, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$1,035	$—	$—	$1,035
Other	196	—	—	196
Interchange revenue from debit card transactions	982	—	—	982
WMG fee income	—	2,406	—	2,406
CFS fee and commission income	—	—	120	120
Net gains (losses) on sales of OREO	123	—	—	123
Net gains on sales of loans(a)	79	—	—	79
Loan servicing fees(a)	22	—	—	22
Net gains on sales of securities(a)	—	—	—	—
Changes in fair value of equity investments(a)	2,140	—	1	2,141
Other(a)	410	—	(133)	277
Total non-interest income	$4,987	$2,406	$(12)	$7,381
(a) Not within scope of ASC 606.
(b) The Holding Company, CFS, and CRM column above includes amounts to eliminate transactions between segments.

	Nine Months Ended September 30, 2019
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,703	$—	$—	$2,703
Other	627	—	—	627
Interchange revenue from debit card transactions	3,113	—	—	3,113
WMG fee income	—	7,115	—	7,115
CFS fee and commission income	—	—	502	502
Net gains (losses) on sales of OREO	(87)	—	—	(87)
Net gains on sales of loans(a)	146	—	—	146
Loan servicing fees(a)	76	—	—	76
Net gains on sales of securities(a)	19	—	—	19
Changes in fair value of equity investments(a)	103	—	3	106
Other(a)	844	—	(197)	647
Total non-interest income	$7,544	$7,115	$308	$14,967

	Nine Months Ended September 30, 2018
Revenue by Operating Segment:	Core Banking	WMG	Holding Company, CFS, and CRM(b)	Total
Non-interest income
Service charges on deposit accounts
Overdraft fees	$2,939	$—	$—	$2,939
Other	600	—	—	600
Interchange revenue from debit card transactions	3,013	—	—	3,013
WMG fee income	—	7,095	—	7,095
CFS fee and commission income	—	—	365	365
Net gains on sales of OREO	119	—	—	119
Net gains on sales of loans(a)	184	—	—	184
Loan servicing fees(a)	67	—	—	67
Net gains on sales of securities(a)	—	—	—	—
Change in fair value of equity securities(a)	2,148	—	17	2,165
Other(a)	1,922	—	(288)	1,634
Total non-interest income	$10,992	$7,095	$94	$18,181
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

NOTE 11    COMPONENTS OF QUARTERLY AND YEAR TO DATE NET PERIODIC BENEFIT COSTS

The components of net periodic expense for the Corporation’s pension and other benefit plans for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Qualified Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	379	385	1,136	1,154
Expected return on plan assets	(554)	(826)	(1,661)	(2,478)
Amortization of unrecognized transition obligation	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	49	43	147	130
Net periodic pension benefit	$(126)	$(398)	$(378)	$(1,194)

Supplemental Pension Plan
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	13	12	39	36
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	1	1	3	5
Net periodic supplemental pension cost	$14	$13	$42	$41

Postretirement Plan, Medical and Life
Service cost, benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	10	11
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	(55)	(55)	(165)	(165)
Amortization of unrecognized net loss	22	28	68	83
Net periodic postretirement, medical and life benefit	$(29)	$(23)	$(87)	$(71)
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

	Three months ended September 30, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,787	$—	$21	$16,808
Interest expense	1,666	—	—	1,666
Net interest income	15,121	—	21	15,142
Provision for loan losses	4,441	—	—	4,441
Net interest income after provision for loan losses	10,680	—	21	10,701
Other non-interest income	2,564	2,315	77	4,956
Other non-interest expenses	11,704	1,559	262	13,525
Income (loss) before income tax expense (benefit)	1,540	756	(164)	2,132
Income tax expense (benefit)	17	193	(34)	176
Segment net income (loss)	$1,523	$563	$(130)	$1,956

	Three months ended September 30, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$16,122	$—	$14	$16,136
Interest expense	1,057	—	—	1,057
Net interest income	15,065	—	14	15,079
Provision for loan losses	300	—	—	300
Net interest income after provision for loan losses	14,765	—	14	14,779
Other non-interest income	4,987	2,406	(12)	7,381
Other non-interest expenses	11,871	1,307	250	13,428
Income (loss) before income tax expense (benefit)	7,881	1,099	(248)	8,732
Income tax expense (benefit)	1,555	281	(34)	1,802
Segment net income (loss)	$6,326	$818	$(214)	$6,930

	Nine months ended September 30, 2019
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$50,108	$—	$47	$50,155
Interest expense	4,745	—	—	4,745
Net interest income	45,363	—	47	45,410
Provision for loan losses	5,684	—	—	5,684
Net interest income after provision for loan losses	39,679	—	47	39,726
Other non-interest income	7,544	7,115	308	14,967
Other non-interest expenses	35,253	4,705	887	40,845
Income (loss) before income tax expense (benefit)	11,970	2,410	(532)	13,848
Income tax expense (benefit)	1,934	615	(106)	2,443
Segment net income (loss)	$10,036	$1,795	$(426)	$11,405

Segment assets	$1,784,692	$3,410	$5,541	$1,793,643

	Nine months ended September 30, 2018
	Core Banking	WMG	Holding Company, CFS, and CRM	Consolidated Totals
Interest and dividend income	$47,645	$—	$29	$47,674
Interest expense	2,678	—	—	2,678
Net interest income	44,967	—	29	44,996
Provision for loan losses	3,371	—	—	3,371
Net interest income after provision for loan losses	41,596	—	29	41,625
Other non-interest income	10,992	7,095	94	18,181
Legal accruals and settlements	989	—	—	989
Other non-interest expenses	36,300	4,414	858	41,572
Income (loss) before income tax expense (benefit)	15,299	2,681	(735)	17,245
Income tax expense (benefit)	2,791	684	(126)	3,349
Segment net income (loss)	$12,508	$1,997	$(609)	$13,896

Segment assets	$1,740,311	$3,800	$9,753	$1,753,864

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

During January 2019 and 2018, 8,465 and 6,015 shares, respectively, were re-issued from treasury to fund the stock component of directors' compensation.  An expense of $79 thousand and $86 thousand related to this compensation was recognized during the three month periods ended September 30, 2019 and 2018, respectively. An expense of $256 thousand and $271 thousand related to this compensation was recognized during the nine month periods ended September 30, 2019 and 2018, respectively. This expense is accrued as shares are earned.

Restricted Stock Plan

Pursuant to the Corporation’s Restricted Stock Plan, the Corporation may make discretionary grants of restricted stock to officers other than the Corporation's Chief Executive Officer.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock activity for the three month period ended September 30, 2019 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at July 1, 2019	29,436	$41.03
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Nonvested at September 30, 2019	29,436	$41.03

A summary of restricted stock activity for the nine month period ended September 30, 2019 is presented below:

	Shares	Weighted–Average Grant Date Fair Value
Nonvested at January 1, 2019	29,694	$40.81
Granted	439	45.66
Vested	(697)	34.58
Forfeited or cancelled	—	—
Nonvested at September 30, 2019	29,436	$41.03

As of September 30, 2019, there was $0.9 million of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.05 years.  The total fair value of shares vested was $32 thousand and $112 thousand for the nine month periods ended September 30, 2019 and 2018, respectively.

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is the MD&A of the Corporation in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 and 2018.  Reference should be made to the accompanying unaudited consolidated financial statements and footnotes, and the Corporation’s 2018 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2019, for an understanding of the following discussion and analysis.  See the list of commonly used abbreviations and terms on pages 3–6.

The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of the Corporation's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause the Corporation’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements below and in Part I, Item 1A, Risk Factors, on pages 19–28 of the Corporation’s 2018 Form 10-K.  For a discussion of use of non-GAAP financial measures, see pages 67–70 of the Corporation's 2018 Form 10-K and pages 71-75 in this Form 10-Q.

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

Consolidated Financial Highlights

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2019	2019	2019	2018	2018	2019	2018
RESULTS OF OPERATIONS
Interest income	$16,808	$16,682	$16,665	$16,879	$16,136	$50,155	$47,674
Interest expense	1,666	1,581	1,498	1,395	1,057	4,745	2,678
Net interest income	15,142	15,101	15,167	15,484	15,079	45,410	44,996
Provision (credit) for loan losses	4,441	150	1,093	(218)	300	5,684	3,371
Net interest income after provision (credit) for loan losses	10,701	14,951	14,074	15,702	14,779	39,726	41,625
Non-interest income	4,956	5,086	4,925	4,893	7,381	14,967	18,181
Non-interest expense	13,525	13,823	13,497	14,205	13,428	40,845	42,561
Income before income tax expense	2,132	6,214	5,502	6,390	8,732	13,848	17,245
Income tax expense	176	1,233	1,034	660	1,802	2,443	3,349
Net income	$1,956	$4,981	$4,468	$5,730	$6,930	$11,405	$13,896

Basic and diluted earnings per share	$0.40	$1.02	$0.92	$1.18	$1.43	$2.34	$2.88
Average basic and diluted shares outstanding	4,871	4,866	4,860	4,843	4,834	4,866	4,828

PERFORMANCE RATIOS - Annualized
Return on average assets	0.44%	1.15%	1.03%	1.29%	1.61%	0.87%	1.09%
Return on average equity	4.29%	11.51%	10.83%	14.29%	17.81%	8.76%	12.22%
Return on average tangible equity (a)	4.91%	13.27%	12.56%	16.74%	21.01%	10.09%	14.47%
Efficiency ratio (unadjusted) (f)	67.30%	68.47%	67.18%	69.71%	59.79%	67.65%	67.37%
Efficiency ratio (adjusted) (a) (b)	66.21%	67.44%	66.04%	68.49%	64.72%	66.56%	66.80%
Non-interest expense to average assets	3.05%	3.18%	3.12%	3.21%	3.13%	3.12%	3.34%
Loans to deposits	82.88%	83.60%	82.93%	83.60%	83.80%	82.88%	83.80%

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2019	2019	2019	2018	2018	2019	2018
YIELDS / RATES - Fully Taxable Equivalent
Yield on loans	4.50%	4.54%	4.54%	4.54%	4.36%	4.53%	4.34%
Yield on investments	2.36%	2.41%	2.42%	2.16%	2.18%	2.39%	2.20%
Yield on interest-earning assets	4.03%	4.07%	4.07%	4.01%	3.96%	4.05%	3.95%
Cost of interest-bearing deposits	0.60%	0.57%	0.54%	0.48%	0.33%	0.57%	0.25%
Cost of borrowings	3.53%	3.52%	3.52%	3.58%	2.38%	3.52%	2.33%
Cost of interest-bearing liabilities	0.61%	0.58%	0.55%	0.50%	0.39%	0.58%	0.33%
Interest rate spread	3.42%	3.49%	3.52%	3.51%	3.57%	3.47%	3.62%
Net interest margin, fully taxable equivalent (a)	3.63%	3.69%	3.71%	3.68%	3.71%	3.67%	3.73%

CAPITAL
Total equity to total assets at end of period	10.15%	10.18%	9.69%	9.40%	8.92%	10.15%	8.92%
Tangible equity to tangible assets at end of period (a)	9.00%	8.99%	8.50%	8.19%	7.69%	9.00%	7.69%

Book value per share	$37.35	$36.64	$35.27	$33.99	$32.35	$37.35	$32.35
Tangible book value per share (a)	32.69	31.95	30.54	29.22	27.53	32.69	27.53
Period-end market value per share	42.00	48.34	46.93	41.31	42.43	42.00	42.43
Dividends declared per share	0.26	0.26	0.26	0.26	0.26	0.78	0.78

AVERAGE BALANCES
Loans and loans held for sale (c)	$1,295,167	$1,290,923	$1,296,200	$1,306,556	$1,330,071	$1,294,093	$1,324,610
Earning assets	1,665,793	1,654,156	1,671,063	1,680,269	1,625,132	1,664,188	1,624,830
Total assets	1,760,385	1,744,599	1,753,788	1,756,765	1,704,721	1,752,948	1,703,834
Deposits	1,545,858	1,539,739	1,565,371	1,576,629	1,501,082	1,550,251	1,495,111
Total equity	180,896	173,534	167,385	159,032	154,331	173,988	152,026
Tangible equity (a)	158,111	150,598	144,293	135,766	130,891	151,052	128,396

ASSET QUALITY
Net charge-offs	$174	$239	$292	$472	$310	$705	$4,897
Non-performing loans (d)	23,468	19,505	15,099	12,254	12,629	23,468	12,629
Non-performing assets (e)	23,679	19,719	15,304	12,828	13,356	23,679	13,356
Allowance for loan losses	23,923	19,656	19,745	18,944	19,635	23,923	19,635

Annualized net charge-offs to average loans	0.05%	0.07%	0.09%	0.14%	0.09%	0.07%	0.49%
Non-performing loans to total loans	1.80%	1.51%	1.16%	0.93%	0.96%	1.80%	0.96%
Non-performing assets to total assets	1.32%	1.12%	0.86%	0.73%	0.76%	1.32%	0.76%
Allowance for loan losses to total loans	1.83%	1.53%	1.52%	1.44%	1.49%	1.83%	1.49%
Allowance for loan losses to non-performing loans	101.94%	100.77%	130.77%	154.59%	155.48%	101.94%	155.48%

(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

(c) Loans and loans held for sale do not reflect the allowance for loan losses.
(d) Non-performing loans include non-accrual loans only.
(e) Non-performing assets include non-performing loans plus other real estate owned.
(f) Efficiency ratio (unadjusted) is non-interest expense divided by the total of net interest income plus non-interest income.

In addition to analyzing the Corporation’s results on a reported basis, management uses certain non-GAAP financial measures because it believes these non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Corporation and, therefore, facilitate a comparison of the Corporation with the performance of its competitors. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies. Refer to pages 71-75 for further explanation and reconciliation of the Corporation’s use of non-GAAP measures.

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

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Three Months Ended September 30,
	2019	2018	Change	Percentage Change
Net interest income	$15,142	$15,079	$63	0.4%
Non-interest income	4,956	7,381	(2,425)	(32.9)%
Non-interest expense	13,525	13,428	97	0.7%
Pre-provision income	6,573	9,032	(2,459)	(27.2)%
Provision for loan losses	4,441	300	4,141	1,380.3%
Income tax expense	176	1,802	(1,626)	(90.2)%
Net income	$1,956	$6,930	$(4,974)	(71.8)%

Basic and diluted earnings per share	$0.40	$1.43	$(1.03)	(72.0)%

Selected financial ratios:
Return on average assets	0.44%	1.61%
Return on average equity	4.29%	17.81%
Net interest margin, fully taxable equivalent (a)	3.63%	3.71%
Efficiency ratio (adjusted) (b)	66.21%	64.72%
Non-interest expenses to average assets	3.05%	3.13%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio (adjusted) is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the third quarter of 2019 was $2.0 million, or $0.40 per share, compared with $6.9 million, or $1.43 per share, for the same period in the prior year.  Return on average equity for the current quarter was 4.29%, compared with 17.81% for the prior year quarter.  The decrease in net income was due to an increase in provision for loan losses and a decrease in non-interest income, offset by a decrease in income tax expense.

Net interest income
Net interest income increased by less than $0.1 million, or 0.4%, compared with the same period in the prior year. The increase was due primarily to an increase in interest and dividend income, offset by an increase in total interest expense.

Non-interest income
Non-interest income decreased $2.4 million, or 32.9%, compared with the same period in the prior year.  The decrease can be mostly attributed to a decrease in the change in fair value of equity investments. The decrease was due primarily to an increase in the fair value of Visa Class B shares in the third quarter of 2018, which were subsequently sold during the third quarter of 2018.

Non-interest expense
Non-interest expense increased $0.1 million, or 0.7%, compared with the same period in the prior year.  The increase was due primarily to increases in salaries and wages, pension and other employee benefits, furniture and equipment expenses, and a reduced credit in other components of net periodic pension cost and post-retirement benefits, offset by decreases in net occupancy expense and FDIC insurance expense. For the three months ended September 30, 2019, non-interest expense to average assets was 3.05%, compared with 3.13% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $4.1 million, compared to the same period in the prior year.  The increase can be mostly attributed to a specific impairment of $4.2 million related to a participating interest in a commercial credit. Net charge-offs for the third quarter of 2019 were $0.2 million, compared with $0.3 million for the third quarter of 2018.

Income tax expense
Income tax expense was $0.2 million in the third quarter of 2019, a decrease of $1.6 million when compared to the same period in the prior year. The decrease was due primarily to a decrease of $6.6 million in income before income tax expense for the third quarter of 2019 as compared to the same period in the prior year. The effective tax rate decreased from 20.6% for the third quarter of 2018 to 8.3% for the third quarter of 2019.

The following table presents selected financial information for the periods indicated, and the dollar and percent change (in thousands, except per share and ratio data):

	Nine Months Ended September 30,
	2019	2018	Change	Percentage Change
Net interest income	$45,410	$44,996	$414	0.9%
Non-interest income	14,967	18,181	(3,214)	(17.7)%
Non-interest expense	40,845	42,561	(1,716)	(4.0)%
Pre-provision income	19,532	20,616	(1,084)	(5.3)%
Provision for loan losses	5,684	3,371	2,313	68.6%
Income tax expense	2,443	3,349	(906)	(27.1)%
Net income	$11,405	$13,896	$(2,491)	(17.9)%

Basic and diluted earnings per share	$2.34	$2.88	$(0.54)	(18.8)%

Selected financial ratios:
Return on average assets	0.87%	1.09%
Return on average equity	8.76%	12.22%
Net interest margin, fully taxable equivalent (a)	3.67%	3.73%
Efficiency ratio (adjusted) (b)	66.56%	66.80%
Non-interest expense to average assets	3.12%	3.34%
(a) See the GAAP to Non-GAAP reconciliations.
(b) Efficiency ratio is non-interest expense less amortization of intangible assets less legal reserve divided by the total of fully taxable equivalent net interest income plus non-interest income less changes in fair value of equity investments less net gains on securities transactions.

Net income for the nine months ended September 30, 2019 was $11.4 million, or $2.34 per share, compared with $13.9 million, or $2.88 per share, for the same period in the prior year.  Return on average equity for the nine months ended September 30, 2019 was 8.76%, compared with 12.22% for the same period in the prior year.  The decrease in net income from the prior year period was driven by a decrease in non-interest income, and an increase in provision for loan losses, offset by decreases in non-interest expense and income tax expense, and an increase in net interest income.

Net interest income
Net interest income increased $0.4 million, or 0.9%, compared with the same period in the prior year. The increase can be mostly attributed to an increase in interest income on loans, including fees, an increase in interest income from interest-earning deposits, and a decrease in interest expense on borrowed funds, offset by an increase in interest expense on interest-bearing deposits.

Non-interest income
Non-interest income decreased $3.2 million, or 17.7%, compared to the same period in the prior year.  The decrease was due primarily to decreases in other non-interest income, net gains (losses) on sales of other real estate owned, and change in fair value of equity investments. The decrease in other non-interest income was due to a New York sales tax refund received in March 2018, and additional rental income from OREO property received in the prior year, and a decrease in swap fees, partially offset by an increase in CFS fee and commission income.

Non-interest expense
Non-interest expense decreased $1.7 million, or 4.0%, compared to the same period in the prior year.  The decrease was due primarily to decreases in legal accruals and settlements, net occupancy expenses, furniture and equipment expenses, other non-interest expenses, marketing and advertising expenses, professional services, other real estate owned expenses, and FDIC insurance. These items were partially offset by an increase in other components of net periodic pension cost (benefits), and salaries and wages. For the nine months ended September 30, 2019, non-interest expense to average assets was 3.12%, compared with 3.34% for the same period in the prior year.

Provision for loan losses
The provision for loan losses increased $2.3 million, or 68.6%, compared to the same period in the prior year. The increase in the provision for loan losses can be mostly attributed to a third quarter impairment of a participating interest in a commercial credit for $4.2 million, offset by a decrease in the loan portfolio of $14.0 million between September 30, 2018 and September 30, 2019. Net charge-offs decreased $4.2 million for the nine months ended September 30, 2019, compared with the same period in the prior year, mostly due to the charge-off of multiple large commercial loans to one borrower during the first nine months of 2018.

Income tax expense
Income tax expense decreased $0.9 million, or 27.1%, compared to the same period in the prior year. The decrease was due primarily to a decrease in income before income tax expense. The effective income tax rate decreased from 19.4% for the nine months ended September 30, 2018 to 17.6% for the nine months ended September 30, 2019.

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of the Corporation’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2019 and 2018. For a discussion of the Critical Accounting Policies, Estimates and Risks and Uncertainties that affect the Consolidated Results of Operations, see page 71 of this Form 10-Q and page 67 of the Corporation’s 2018 Form 10-K.

Net Interest Income

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	Percentage Change
Interest and dividend income	$16,808	$16,136	$672	4.2%
Interest expense	1,666	1,057	609	57.6%
Net interest income	$15,142	$15,079	$63	0.4%

Net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings, is the largest contributor to the Corporation’s earnings.

Net interest income for the three months ended September 30, 2019 increased less than $0.1 million, or 0.4%, to $15.1 million compared to the same period in the prior year, due primarily to a $0.7 million increase in total interest and dividend income, offset by a $0.6 million increase in total interest expense. Interest and fees from loans increased $0.1 million, interest from taxable securities increased $0.1 million, and interest from interest-earning deposits increased $0.4 million, in the third quarter of 2019 as compared to the same period in the prior year. Interest expense on deposits increased $0.8 million, while interest expense on borrowed funds decreased $0.2 million in the third quarter of 2019 when compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.63% in the third quarter of 2019, compared with 3.71% for the same period in the prior year.

The average yield on interest-earning assets increased 7 basis points, while the average cost of interest-bearing liabilities increased 22 basis points in the third quarter of 2019, compared to the same period in the prior year. Average interest-earning assets increased $40.7 million compared to the same period in the prior year. The increase in interest and dividend income for the current quarter can be mostly attributed to average annualized yield increases of 12 basis points on commercial loans, 25 basis points on consumer loans, and 23 basis points in taxable securities, along with a $74.1 million increase in the average balance of interest-earning deposits, offset by a $30.9 million decrease in the average balance of consumer loans, compared to the same period in the prior year.

The increase in interest expense for the current quarter can be mostly attributed to an increase in interest rates on average interest-bearing deposit accounts, including promotional rates on time deposits, offset by a $29.1 million decrease in the average balance of FHLB advances, other debt and repurchase agreements.

The following table presents net interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	Percentage Change
Interest and dividend income	$50,155	$47,674	$2,481	5.2%
Interest expense	4,745	2,678	2,067	77.2%
Net interest income	$45,410	$44,996	$414	0.9%

Net interest income for the nine months ended September 30, 2019 totaled $45.4 million compared with $45.0 million for the same period in the prior year, an increase of $0.4 million, or 0.9%.  Interest and fees from loans increased $0.8 million, and interest from interest-earning deposits increased $1.6 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. Interest expense on borrowed funds and interest expense on securities sold under agreements to repurchase decreased $0.5 million and $0.1 million respectively, for the nine months ended September 30, 2019, compared to the same period in the prior year. These items were partially offset by an increase in interest expense on deposits of $2.7 million on deposits for the nine month period ended September 30, 2019, compared to the same period in the prior year. Fully taxable equivalent net interest margin was 3.67% for the nine months ended September 30, 2019 compared with 3.73% for the same period in the prior year. Average interest-earning assets increased $39.4 million for the nine months ended September 30, 2019, compared to the same period in the prior year.

The average yield on interest-earning assets increased 10 basis points, while the average cost of interest-bearing liabilities increased 25 basis points for the nine months ended September 30, 2019, as compared to the same period in the prior year. The increase in the average yield on interest-earning assets can be mostly attributed to an increase in the average balance of interest-earning deposits of $87.7 million, and a 16 basis points increase in the average yield on commercial loans, due to an increase in PRIME and LIBOR. The increase in the average cost of interest-bearing liabilities can be attributed to a 20 basis points increase in the average cost of savings and money market accounts due to rising rates, and an 85 basis points increase in the average cost of time deposits due to promotions, offset by a $36.6 million decrease in the average balance of FHLB advances, securities sold under agreement to repurchase, and other debt due to the maturity of one $2.0 million FHLB term advance (3.05% rate) in January 2018, and one $10.0 million repurchase agreement (3.72% rate) in May 2018.

Average Consolidated Balance Sheets and Interest Analysis

The following tables present certain information related to the Corporation’s average consolidated balance sheets and its consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.  For the purpose of the tables below, non-accruing loans are included in the daily average loan amounts outstanding.  Daily balances were used for average balance computations.  Investment securities are stated at amortized cost.  Tax equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions, tax-free commercial loans and dividends on equity investments.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average Balance	Interest	Yield/Rate (3)	Average Balance	Interest	Yield/Rate (3)
Interest-earning assets:
Commercial loans	$864,923	$10,160	4.66%	$861,513	$9,868	4.54%
Mortgage loans	184,090	1,788	3.85%	191,493	1,824	3.78%
Consumer loans	246,154	2,752	4.44%	277,065	2,925	4.19%
Taxable securities	234,075	1,350	2.29%	231,340	1,201	2.06%
Tax-exempt securities	46,945	357	3.02%	48,226	333	2.74%
Interest-earning deposits	89,606	502	2.22%	15,495	84	2.15%
Total interest-earning assets	1,665,793	16,909	4.03%	1,625,132	16,235	3.96%

Non-earning assets:
Cash and due from banks	25,784			27,686
Premises and equipment, net	23,426			25,896
Other assets	63,149			55,323
Allowance for loan losses	(20,033)			(19,879)
AFS valuation allowance	2,266			(9,437)
Total assets	$1,760,385			$1,704,721

Interest-bearing liabilities:
Interest-bearing demand deposits	$180,852	$170	0.37%	$147,340	$78	0.21%
Savings and insured money market deposits	724,451	794	0.43%	745,235	513	0.27%
Time deposits	178,107	665	1.48%	144,037	267	0.74%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	4,161	37	3.53%	33,227	199	2.38%
Total interest-bearing liabilities	1,087,571	1,666	0.61%	1,069,839	1,057	0.39%

Non-interest-bearing liabilities:
Demand deposits	462,448			464,470
Other liabilities	29,470			16,081
Total liabilities	1,579,489			1,550,390
Shareholders' equity	180,896			154,331
Total liabilities and shareholders’ equity	$1,760,385			$1,704,721
Fully taxable equivalent net interest income		15,243			15,178
Net interest rate spread (1)			3.42%			3.57%
Net interest margin, fully taxable equivalent (2)			3.63%			3.71%
Taxable equivalent adjustment		(101)			(99)
Net interest income		$15,142			$15,079
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(in thousands)	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
Interest-earning assets:
Commercial loans	$858,997	$30,184	4.70%	$853,832	$28,962	4.54%
Mortgage loans	182,657	5,223	3.82%	193,539	5,435	3.75%
Consumer loans	252,439	8,425	4.46%	277,239	8,643	4.17%
Taxable securities	226,029	3,830	2.27%	240,650	3,758	2.09%
Tax-exempt securities	48,550	1,063	2.93%	51,769	1,075	2.78%
Interest-earning deposits	95,516	1,735	2.43%	7,801	116	1.99%
Total interest-earning assets	1,664,188	50,460	4.05%	1,624,830	47,989	3.95%

Non-earning assets:
Cash and due from banks	25,860			27,358
Premises and equipment, net	26,873			26,240
Other assets	57,640			55,029
Allowance for loan losses	(19,784)			(20,779)
AFS valuation allowance	(1,829)			(8,844)
Total assets	$1,752,948			$1,703,834

Interest-bearing liabilities:
Interest-bearing demand deposits	$186,327	$554	0.40%	$143,556	$141	0.13%
Savings and insured money market deposits	738,869	2,378	0.43%	762,993	1,306	0.23%
Time deposits	165,088	1,702	1.38%	130,628	520	0.53%
FHLBNY advances, securities sold under agreements to repurchase, and other debt	4,214	111	3.52%	40,778	711	2.33%
Total interest-bearing liabilities	1,094,498	4,745	0.58%	1,077,955	2,678	0.33%

Non-interest-bearing liabilities:
Demand deposits	459,967			457,934
Other liabilities	24,495			15,919
Total liabilities	1,578,960			1,551,808
Shareholders' equity	173,988			152,026
Total liabilities and shareholders’ equity	$1,752,948			$1,703,834
Fully taxable equivalent net interest income		45,715			45,311
Net interest rate spread (1)			3.47%			3.62%
Net interest margin, fully taxable equivalent (2)			3.67%			3.73%
Taxable equivalent adjustment		(305)			(315)
Net interest income		$45,410			$44,996
(1)  Net interest rate spread is the difference in the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(2)  Net interest margin is the ratio of fully taxable equivalent net interest income divided by average interest-earning assets.
(3) Annualized.

Changes Due to Rate and Volume

Net interest income can be analyzed in terms of the impact of changes in rates and volumes.  The tables below illustrate the extent to which changes in interest rates and the volume of average interest-earning assets and interest-bearing liabilities have affected the Corporation’s interest income and interest expense during the three and nine months ended September 30, 2019 and 2018.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (iii) the net changes.  For purpose of these tables, changes that are not due solely to volume or rate changes have been allocated to these categories based on the respective percentage changes in average volume and rate.  Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes between volume and rates.  In addition, average interest-earning assets include non-accrual loans and taxable equivalent adjustments were made.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30, 2019 vs. 2018
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$292	$38	$254
Mortgage loans	(36)	(70)	34
Consumer loans	(173)	(340)	167
Taxable investment securities	149	14	135
Tax-exempt investment securities	24	(9)	33
Interest-earning deposits	418	415	3
Total interest and dividend income, fully taxable equivalent	674	48	626

Interest expense on:
Interest-bearing demand deposits	92	22	70
Savings and insured money market deposits	281	(14)	295
Time deposits	398	76	322
FHLBNY advances, securities sold under agreements to repurchase and other debt	(162)	(228)	66
Total interest expense	609	(144)	753
Net interest income, fully taxable equivalent	$65	$192	$(127)

	Nine Months Ended September 30, 2019 vs. 2018
	Increase/(Decrease)
	Total Change	Due to Volume	Due to Rate
(in thousands)
Interest and dividend income on:
Commercial loans	$1,222	$179	$1,043
Mortgage loans	(212)	(311)	99
Consumer loans	(218)	(799)	581
Taxable investment securities	72	(239)	311
Tax-exempt investment securities	(12)	(69)	57
Interest-earning deposits	1,619	1,587	32
Total interest and dividend income, fully taxable equivalent	2,471	348	2,123

Interest expense on:
Interest-bearing demand deposits	413	52	361
Savings and insured money market deposits	1,072	(42)	1,114
Time deposits	1,182	167	1,015
FHLBNY advances, securities sold under agreements to repurchase and other debt	(600)	(845)	245
Total interest expense	2,067	(668)	2,735
Net interest income, fully taxable equivalent	$404	$1,016	$(612)

Provision for loan losses

Management performs an ongoing assessment of the adequacy of the allowance for loan losses based upon a number of factors including an analysis of historical loss factors, collateral evaluations, recent charge-off experience, credit quality of the loan portfolio, current economic conditions and loan growth. Based on this analysis, the provision for loan losses for the third quarter of 2019 and 2018 was $4.4 million and $0.3 million, respectively. The increase in the provision for loan losses for the three months ended September 30, 2019, compared to the same period in the prior year, can be mostly attributed to the impairment of a participating interest in a commercial credit for $4.2 million due to potentially fraudulent activity during the third quarter of 2019.

The provision for loan losses for the nine months ended September 30, 2019 and 2018 was $5.7 million and $3.4 million, respectively. The increase in the provision for loan losses for the nine months ended September 30, 2019, compared to the same period in the prior year, can be mostly attributed to the impairment of a participating interest in a commercial credit for $4.2 million due to a potentially fraudulent activity in the third quarter of 2019, offset by a decrease in the total loan portfolio of $14.0 million between September 30, 2018 and September 30, 2019. Additionally, during 2018 there was an increase in the historical loss factor of the commercial and industrial loan portfolio, due to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Net charge-offs for the three months ended September 30, 2019 and 2018 were $0.2 million and $0.3 million, respectively. Net charge-offs for the nine months ended September 30, 2019 and 2018 were $0.7 million and $4.9 million, respectively. The decrease in net charge offs for the nine month period ended September 30, 2019 can be attributed to the charge-off of multiple large commercial loans to one borrower for $3.6 million during the second quarter of 2018.

Non-interest income

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	Percentage Change
WMG fee income	$2,315	$2,406	$(91)	(3.8)%
Service charges on deposit accounts	1,141	1,231	(90)	(7.3)%
Interchange revenue from debit card transactions	1,058	982	76	7.7%
Changes in fair value of equity investments	(10)	2,141	(2,151)	(100.5)%
Net gains on sales of loans held for sale	69	79	(10)	(12.7)%
Net gains (losses) on sales of other real estate owned	(1)	123	(124)	(100.8)%
Income from bank owned life insurance	17	17	—	N/A
CFS fee and commission income	145	120	25	20.8%
Other	222	282	(60)	(21.3)%
Total non-interest income	$4,956	$7,381	$(2,425)	(32.9)%

Total non-interest income for the third quarter of 2019 decreased $2.4 million compared with the same period in the prior year.  The decrease can be mostly attributed to a decrease of $2.2 million in the changes in fair value of equity investments.

Changes in Fair Value of Equity Investments
The decrease was due primarily to an increase in the fair value of Visa Class B shares in the third quarter of 2018, which were then subsequently sold during the third quarter of 2018.

The following table presents non-interest income for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	Percentage Change
WMG fee income	$7,115	$7,095	$20	0.3%
Service charges on deposit accounts	3,330	3,539	(209)	(5.9)%
Interchange revenue from debit card transactions	3,113	3,013	100	3.3%
Net gains on securities transactions	19	—	19	N/A
Changes in fair value of equity investments	106	2,165	(2,059)	(95.1)%
Net gains on sales of loans held for sale	146	184	(38)	(20.7)%
Net gains (losses) on sales of other real estate owned	(87)	119	(206)	N/M
Income from bank owned life insurance	48	50	(2)	(4.0)%
CFS fee and commission income	502	365	137	37.5%
Other	675	1,651	(976)	(59.1)%
Total non-interest income	$14,967	$18,181	$(3,214)	(17.7)%

Total non-interest income for the nine months ended September 30, 2019 decreased $3.2 million compared with the same period in the prior year.  The decrease was mostly due to decreases in changes in fair value of equity investments, other non-interest income, and net gains (losses) on sales of other real estate owned, partially offset by an increase in CFS fee and commission income.

Changes in fair value of equity investments
The decrease in changes in fair value of equity investments was due primarily to an increase in the fair value of Visa Class B shares of $2.1 million in the third quarter of 2018, which were then subsequently sold during the third quarter of 2018.

Other
The decrease in other non-interest income, compared to the same period in the prior year, can be mostly attributed to a $0.4 million New York State sales tax refund received during the first quarter of 2018, and decreases in swap fee income and rental income from OREO.

Net gains (losses) on sales of other real estate owned
The decrease in net gains (losses) on sales of other real estate owned was due to net losses on the sale of ten properties in the nine months ended September 30, 2019 versus net gains on the sale of seven properties in the nine months ended September 30, 2018.

CFS fee and commission income
The increase in CFS fee and commission income, compared to the same period in the prior year, can be mostly attributed to an increase in annuity commissions.

Non-interest expense

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	Percentage Change
Compensation expense:
Salaries and wages	$5,874	$5,691	$183	3.2%
Pension and other employee benefits	1,470	1,262	208	16.5%
Other components of net periodic pension and postretirement benefits	(141)	(408)	267	N/M
Total compensation expense	7,203	6,545	658	10.1%

Non-compensation expense:
Net occupancy	1,424	1,671	(247)	(14.8)%
Furniture and equipment	717	581	136	23.4%
Data processing	1,818	1,782	36	2.0%
Professional services	395	479	(84)	(17.5)%
Amortization of intangible assets	151	182	(31)	(17.0)%
Marketing and advertising	231	212	19	9.0%
Other real estate owned expenses	9	83	(74)	(89.2)%
FDIC insurance	(10)	263	(273)	(103.8)%
Loan expenses	171	262	(91)	(34.7)%
Other	1,416	1,368	48	3.5%
Total non-compensation expense	6,322	6,883	(561)	(8.2)%
Total non-interest expense	$13,525	$13,428	$97	0.7%

Total non-interest expense for the third quarter of 2019 increased $0.1 million compared with the same period in the prior year.  The increase was due to an increase in total compensation expense, offset by a decrease in total non-compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can mostly be attributed to annual merit increases and a reduced credit in other components of net periodic pension and postretirement benefits. The increase in pension and other employee benefits was due primarily to increased health care costs.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in net occupancy expense and FDIC insurance expense. The decrease in net occupancy expense was mostly attributable to the closing of the Oakdale Mall and Painted Post branches in 2019. The decrease in FDIC insurance expense was primarily due to the receipt of a $0.2 million credit related to the Deposit Insurance Fund's (DIF) minimum reserve ratio assessment.

The following table presents non-interest expense for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	Percentage Change
Compensation expense:
Salaries and wages	$17,375	$16,969	$406	2.4%
Pension and other employee benefits	4,488	4,438	50	1.1%
Other components of net periodic pension and postretirement benefits	(423)	(1,224)	801	N/M
Total compensation expense	21,440	20,183	1,257	6.2%

Non-compensation expense:
Net occupancy	4,469	4,922	(453)	(9.2)%
Furniture and equipment	1,840	1,941	(101)	(5.2)%
Data processing	5,418	5,288	130	2.5%
Professional services	1,218	1,527	(309)	(20.2)%
Legal accruals and settlements	—	989	(989)	(100.0)%
Amortization of intangible assets	465	558	(93)	(16.7)%
Marketing and advertising	644	816	(172)	(21.1)%
Other real estate owned expenses	80	321	(241)	(75.1)%
FDIC insurance	476	881	(405)	(46.0)%
Loan expenses	557	615	(58)	(9.4)%
Other	4,238	4,520	(282)	(6.2)%
Total non-compensation expense	19,405	22,378	(2,973)	(13.3)%
Total non-interest expense	$40,845	$42,561	$(1,716)	(4.0)%
Total non-interest expense for the nine months ended September 30, 2019 decreased $1.7 million compared with the same period in the prior year.  The decrease was due to a decrease in total non-compensation expense, offset by an increase in total compensation expense.

Compensation expense
The increase in compensation expense, compared to the same period in the prior year, can be mostly attributable to an increase in salaries and wages and a reduced credit in other components of net periodic pension benefits. The increase in salaries and wages can be attributed to annual merit increases. The decrease in the benefit in other components of net periodic pension and post-retirement benefits was due to a change in assumptions used to prepare annual actuarial expense estimates.

Non-compensation expense
The decrease in non-compensation expense, compared to the same period in the prior year, can be mostly attributed to decreases in legal accruals and settlements, net occupancy expenses, furniture and equipment expenses, other non-interest expenses, marketing and advertising expenses, professional services, other real estate owned, and FDIC insurance. The decrease in legal accruals and settlements can be attributed to the settlement agreement in the matter of Fane vs. Chemung Canal Trust Company during the second quarter of 2018. The decrease in net occupancy and furniture and equipment expenses was mostly attributable to runoff in depreciation expense related to mechanical equipment, the closing of the Oakdale Mall and Painted Post branches, as well as a reduction in non-capitalizable fixed asset purchases as compared to the prior year period due to the opening of two new branches in 2018. The decrease in marketing and advertising expenses was due to promotional expenses associated with the opening of two new branches during 2018. The decrease in professional services was due to consulting fees incurred in the prior year associated with the NYS sales tax refund received in March 2018. The decrease in OREO expenses can be attributed to fewer OREO properties retained in the first nine months of 2019 as compared to the first nine months of 2018. The decrease in FDIC insurance expense was primarily due to the receipt of a $0.2 million credit related to the Deposit Insurance Fund's (DIF) minimum reserve ratio assessment.

Income tax expense

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	Percentage Change
Income before income tax expense	$2,132	$8,732	$(6,600)	(75.6)%
Income tax expense	176	1,802	(1,626)	(90.2)%
Effective tax rate	8.3%	20.6%

Income tax expense for the current quarter was $0.2 million compared to $1.8 million for the same period in the prior year. The decrease in income tax expense was due primarily to a decrease of $6.6 million in income before income tax expense. The effective income tax rate decreased from 20.6% for the third quarter of 2018 to 8.3% for the third quarter of 2019.

The following table presents income tax expense and the effective tax rate for the periods indicated, and the dollar and percent change (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	Percentage Change
Income before income tax expense	$13,848	$17,245	$(3,397)	(19.7)%
Income tax expense	2,443	3,349	(906)	(27.1)%
Effective tax rate	17.6%	19.4%

Income tax expense for the nine months ended 2019 and 2018 were $2.4 million and $3.3 million, respectively. The decrease in income tax expense was due primarily to a decrease of $3.4 million in income before income tax expense. The effective income tax rate decreased from 19.4% for the nine months ended September 30, 2018 to 17.6% for the nine months ended September 30, 2019.

Financial Condition

The following table presents selected financial information at the dates indicated, and the dollar and percent change (in thousands):

	September 30, 2019	December 31, 2018	Change	Percentage Change
ASSETS
Total cash and cash equivalents	$146,298	$129,972	$16,326	12.6%
Total investment securities, FHLB, and FRB stock	276,105	252,180	23,925	9.5%

Loans, net of deferred loan fees	1,306,638	1,311,906	(5,268)	(0.4)%
Allowance for loan losses	(23,923)	(18,944)	(4,979)	26.3%
Loans, net	1,282,715	1,292,962	(10,247)	(0.8)%

Goodwill and other intangible assets, net	22,710	23,175	(465)	(2.0)%
Other assets	65,815	57,054	8,761	15.4%
Total assets	$1,793,643	$1,755,343	$38,300	2.2%

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$1,576,506	$1,569,237	$7,269	0.5%
FHLBNY advances and other debt	4,140	4,304	(164)	(3.8)%
Other liabilities	30,953	16,773	14,180	84.5%
Total liabilities	1,611,599	1,590,314	21,285	1.3%

Total shareholders’ equity	182,044	165,029	17,015	10.3%
Total liabilities and shareholders’ equity	$1,793,643	$1,755,343	$38,300	2.2%

Cash and Cash Equivalents
The increase in cash and cash equivalents can be attributed to changes in securities, loans, and deposits.

Investment securities
The increase in investment securities can be mostly attributed to purchases in the amount of $67.6 million, offset by $15.2 million in sales of mortgage-backed and municipal securities, along with maturities and paydowns.

Loans, net
The decrease in total loans, net, can be mostly attributed to decreases of $9.6 million in commercial mortgages, $12.9 million in indirect consumer loans, and $8.4 million in other consumer loans, partially offset by an increase of $24.2 million in commercial and agriculture loans and $1.3 million in residential mortgages.

Goodwill and other intangible assets, net
The decrease in goodwill and other intangible assets, net can be attributed to the amortization of intangible assets.

Other assets
The increase in other assets can be mostly attributed to an increase of $8.6 million in operating lease right-of-use assets related to the adoption of ASU No. 2016-02 Leases as of January 1, 2019.

Deposits
The increase in deposits can be attributed to increases of $28.6 million in interest-bearing demand deposits and $19.6 million in time deposits, offset by decreases of $27.8 million in money market accounts, and $11.8 million in non-interest-bearing demand deposits. The decrease in non-interest-bearing demand deposit can be mostly attributed to an outflow of personal deposits and the decrease in money market accounts can be mostly attributed to an outflow of municipal deposits.

Other liabilities
The increase in other liabilities can be mostly attributed to an increase in operating lease liabilities related to the January 1, 2019 adoption of ASU No. 2016-02 Leases, and an increase in interest rate swap liabilities.

Shareholders’ equity
Shareholders’ equity was $182.0 million at September 30, 2019 compared with $165.0 million at December 31, 2018.  The increase in retained earnings of $7.6 million can be mostly attributed to earnings of $11.4 million, offset by $3.8 million in dividends declared during the nine months ended September 30, 2019. The decrease in accumulated other comprehensive loss of $8.1 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Also, treasury stock decreased $0.6 million, due to the issuance of shares to the Corporation's employee benefit stock plans and directors' stock plans.

Assets under management or administration
The market value of total assets under management or administration in WMG was $1.863 billion at September 30, 2019, including $301.3 million of assets held under management or administration for the Corporation, compared with $1.768 billion at December 31, 2018, including $283.0 million of assets held under management or administration for the Corporation, an increase of $94.4 million, or 5.3%. The growth in total assets under management or administration can be mostly attributed to an increase in the market value of total assets.

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

Marketable securities are classified as Available for Sale, while investments in local municipal obligations are generally classified as Held to Maturity.  The composition of the available for sale segment of the securities portfolio is summarized in the table as follows (in thousands):

SECURITIES AVAILABLE FOR SALE
	September 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value	Amortized Cost	Estimated Fair Value	Percent of Total Estimated Fair Value
Obligations of U.S. Government sponsored enterprises	$—	$—	—%	$5,489	$5,472	2.3%
Mortgage-backed securities, residential and collateralized mortgage obligations	201,152	203,524	76.1%	189,111	183,192	75.6%
Obligations of states and political subdivisions	45,122	47,270	17.7%	44,390	44,152	18.2%
Other securities	16,627	16,735	6.2%	9,506	9,442	3.9%
Total	$262,901	$267,529	100.0%	$248,496	$242,258	100.0%

The available for sale segment of the securities portfolio totaled $267.5 million at September 30, 2019, an increase of $25.3 million, or 10.4%, from $242.3 million at December 31, 2018.  The increase can be mostly attributed to purchases in the amount of $67.5 million, offset by $15.2 million in sales of mortgage-backed and municipal securities, and $37.2 million in proceeds from maturities, calls, and principal paydowns on securities available for sale.

The held to maturity segment of the securities portfolio consists of obligations of political subdivisions in the Corporation’s market areas and certificates of deposit.  These securities totaled $3.4 million at September 30, 2019, a decrease of $1.4 million, or 29.1%, from $4.9 million at December 31, 2018, mostly attributed to maturities.

Loans

The Corporation has reporting systems to monitor: (i) loan origination and concentrations, (ii) delinquent loans, (iii) non-performing assets, including non-performing loans, troubled debt restructurings, and other real estate owned, (iv) impaired loans, and (v) potential problem loans.  Management reviews these systems on a regular basis.

The table below presents the Corporation’s loan composition by segment at the dates indicated, and the dollar and percent change from December 31, 2018 to September 30, 2019 (in thousands):

LOANS
	September 30, 2019	December 31, 2018	Dollar Change	Percentage Change
Commercial and agricultural	$227,098	$202,854	$24,244	12.0%
Commercial mortgages	651,605	661,170	(9,565)	(1.4)%
Residential mortgages	184,013	182,724	1,289	0.7%
Indirect consumer loans	136,502	149,380	(12,878)	(8.6)%
Other consumer loans	107,420	115,778	(8,358)	(7.2)%
Total loans, net of deferred loan fees	$1,306,638	$1,311,906	$(5,268)	(0.4)%

Portfolio loans totaled $1.307 billion at September 30, 2019, a decrease of $5.3 million, or 0.4%, from $1.312 billion at December 31, 2018.  The decrease in loans can be attributed to decreases of $9.6 million in commercial mortgages, $12.9 million in indirect consumer loans, and $8.4 million in other consumer loans, partially offset by increases of $24.2 million in commercial and agricultural loans, and $1.3 million in residential mortgages. The decline in commercial mortgages, indirect consumer loans, and other consumer loans can be mostly attributed to the portfolio runoff rate exceeding production during the nine months ended September 30, 2019.

Residential mortgage loans totaled $184.0 million at September 30, 2019, an increase of $1.3 million, or 0.7%, from December 31, 2018.  During the nine months ended September 30, 2019, $29.7 million of residential mortgages were originated, of which $6.6 million were sold in the secondary market to Freddie Mac and $0.5 million were sold to the State of New York Mortgage Agency.

The Corporation anticipates that future growth in portfolio loans will continue to be in commercial mortgages and commercial and industrial loans, especially within the Capital Bank division of the Bank. The table below presents the Corporation’s outstanding loan balance by bank division (in thousands):

LOANS BY DIVISION
	September 30, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Chemung Canal Trust Company*	$585,783	$603,133	$630,732	$636,836	$683,137
Capital Bank Division	720,855	708,773	681,092	563,454	485,496
Total loans	$1,306,638	$1,311,906	$1,311,824	$1,200,290	$1,168,633
* All loans, excluding those originated by the Capital Bank division.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Specific industries are identified using NAICS codes.  The Corporation monitors specific NAICS industry classifications of commercial loans to identify concentrations greater than 10.0% of total loans.  At September 30, 2019 and December 31, 2018, commercial loans to borrowers involved in the real estate, and real estate rental and lending businesses were 44.5% and 47.2% of total loans, respectively.  No other concentration of loans existed in the commercial loan portfolio in excess of 10.0% of total loans as of September 30, 2019 and December 31, 2018.

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

The following table summarizes the Corporation's non-performing assets, excluding acquired PCI loans (in thousands):

NON-PERFORMING ASSETS
	September 30, 2019	December 31, 2018
Non-accrual loans	$15,061	$6,305
Non-accrual troubled debt restructurings	8,407	5,949
Total non-performing loans	23,468	12,254
Other real estate owned	211	574
Total non-performing assets	$23,679	$12,828

Ratio of non-performing loans to total loans	1.80%	0.93%
Ratio of non-performing assets to total assets	1.32%	0.73%
Ratio of allowance for loan losses to non-performing loans	101.94%	154.59%

Accruing loans past due 90 days or more (1)	$53	$19
Accruing troubled debt restructurings (1)	887	816
(1) These loans are not included in non-performing assets above.

Non-Performing Loans

Non-performing loans totaled $23.5 million at September 30, 2019, or 1.80% of total loans, compared with $12.3 million at December 31, 2018, or 0.93% of total loans. Non-performing assets, which are comprised of non-performing loans and other real estate owned, was $23.7 million, or 1.32% of total assets, at September 30, 2019, compared with $12.8 million, or 0.73% of total assets, at December 31, 2018. The increase in non-performing loans can be mostly attributed to two commercial mortgage relationships and one commercial and agricultural participation loan, offset by paydowns within the commercial portfolio.

Accruing Loans Past due 90 Days or More

The recorded investment in accruing loans past due 90 days or more totaled $53 thousand at September 30, 2019, an increase of $34 thousand from December 31, 2018.

Troubled Debt Restructurings

The Corporation works closely with borrowers that have financial difficulties to identify viable solutions that minimize the potential for loss.  In that regard, the Corporation modified the terms of select loans to maximize their collectability.  The modified loans are considered TDRs under current accounting guidance.  Modifications generally involve short-term deferrals of principal and/or interest payments, reductions of scheduled payment amounts, interest rates or principal of the loan, and forgiveness of accrued interest.  As of September 30, 2019, the Corporation had $8.4 million of non-accrual TDRs compared with $6.0 million as of December 31, 2018.  As of September 30, 2019 and December 31, 2018, the Corporation had $0.9 million and $0.8 million respectively, of accruing TDRs.

Impaired Loans

A loan is classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect both the principal and interest due under the contractual terms of the loan agreement.  Impaired loans at September 30, 2019 totaled $20.6 million, including TDRs of $9.3 million, compared to $8.7 million, including TDRs of $6.8 million, at December 31, 2018.  The increase in impaired loans was due primarily to the impairment of a commercial mortgage to one borrower for $3.4 million during the first quarter of 2019, a commercial mortgage to one borrower for $5.0 million during the second quarter of 2019, and a commercial and industrial participation credit for $4.2 million during the third quarter of 2019.  Included in the recorded investment of impaired loans at September 30, 2019, were loans totaling $16.3 million for which impairment allowances of $8.7 million have been specifically allocated to the allowance for loan losses.  As of December 31, 2018, the impaired loan total included $3.7 million of loans for which specific impairment allowances of $2.2 million were allocated to the allowance for loan losses. The increase in impaired loans with specific impairment allowances can be mostly attributed to the impairment of a commercial mortgage to one borrower for $3.4 million during the first quarter of 2019, a commercial mortgage to one borrower for $5.0 million during the second quarter of 2019, and a commercial and industrial participation credit for $4.2 million during the third quarter of 2019.

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

The allowance for loan losses was $23.9 million at September 30, 2019, compared with $18.9 million at December 31, 2018.  The ratio of allowance for loan losses to total loans was 1.83% at September 30, 2019, compared with 1.44% at December 31, 2018.  Net charge-offs for the nine months ended September 30, 2019 and 2018 were $0.7 million and $4.9 million, respectively. Net charge-offs decreased $4.2 million, compared with the same period in the prior year, mostly due to the charge-off of multiple large commercial loans to one borrower for $3.6 million in 2018.

The table below summarizes the Corporation’s loan loss experience for the nine months ended September 30, 2019 and 2018 (in thousands, except ratio data):

SUMMARY OF LOAN LOSS EXPERIENCE
	Nine Months Ended September 30,
	2019	2018
Balance of allowance for loan losses at beginning of period	$18,944	$21,161

Charge-offs:
Commercial and agricultural	55	3,644
Commercial mortgages	—	145
Residential mortgages	60	225
Consumer loans	1,040	1,301
Total charge-offs	1,155	5,315

Recoveries:
Commercial and agricultural	44	34
Commercial mortgages	2	2
Residential mortgages	45	5
Consumer loans	359	377
Total recoveries	450	418

Net charge-offs	705	4,897
Provision for loan losses	5,684	3,371
Balance of allowance for loan losses at end of period	$23,923	$19,635

Ratio of net charge-offs to average loans outstanding	0.05%	0.09%
Ratio of allowance for loan losses to total loans outstanding	1.83%	1.49%

Deposits

The table below summarizes the Corporation’s deposit composition by segment at the dates indicated, and the dollar and percent change from December 31, 2018 to September 30, 2019 (in thousands):

DEPOSITS
	September 30, 2019	December 31, 2018	Dollar Change	Percentage Change
Non-interest-bearing demand deposits	$472,600	$484,433	$(11,833)	(2.4)%
Interest-bearing demand deposits	208,222	179,603	28,619	15.9%
Insured money market accounts	510,194	537,948	(27,754)	(5.2)%
Savings deposits	215,665	217,027	(1,362)	(0.6)%
Time deposits	169,825	150,226	19,599	13.0%
Total	$1,576,506	$1,569,237	$7,269	0.5%

Deposits totaled $1.577 billion at September 30, 2019 compared with $1.569 billion at December 31, 2018, a increase of $7.3 million, or 0.5%. The increase was attributable to increases of $19.6 million in time deposits, due to a rate promotion, and $28.6 million in interest-bearing demand deposit accounts, offset by decreases of $27.8 million in money market accounts and $11.8 million in non-interest-bearing demand deposits. The decrease in money market accounts can be mostly attributed to an outflow of municipal deposits. The decrease in non-interest-bearing demand deposits can be mostly attributed to an outflow of personal deposits. At September 30, 2019, demand deposit and money market accounts comprised 75.5% of total deposits compared with 76.6% at December 31, 2018.

The table below presents the Corporation's deposits balance by bank division (in thousands):

DEPOSITS BY DIVISION
	September 30, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Chemung Canal Trust Company*	$1,344,087	$1,328,658	$1,264,883	$1,249,870	$1,219,282
Capital Bank Division	232,419	240,579	202,563	206,473	181,013
Total	$1,576,506	$1,569,237	$1,467,446	$1,456,343	$1,400,295
*All deposits, excluding those originated by the Capital Bank Division.

In addition to consumer, commercial and public deposits, other sources of funds include brokered deposits.  The recently enacted Regulatory Relief Act changed the definition of brokered deposits, such that subject to certain conditions, reciprocal deposits of another depository institution obtained through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations. This will apply to the Corporation's participation in the CDARS and ICS programs. Brokered deposits include funds obtained through brokers.  There were no deposits obtained through brokers as of September 30, 2019 and December 31, 2018. Deposits obtained through the CDARS and ICS programs were $186.2 million and $193.6 million as of September 30, 2019 and December 31, 2018, respectively.  The decrease in CDARS and ICS deposits was due to the seasonal outflow of municipal client balances.

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

Borrowings

Borrowings decreased $0.2 million from $4.3 million at December 31, 2018 to $4.1 million at September 30, 2019, attributable to normal recurring finance lease payments.

Shareholders’ Equity

Total shareholders' equity increased $17.0 million from $165.0 million at December 31, 2018 to $182.0 million at September 30, 2019, due primarily to an increase in retained earnings and a decrease in accumulated other comprehensive loss. The increase in retained earnings of $7.6 million was due primarily to earnings of $11.4 million, offset by $3.8 million in dividends declared during the nine months ended September 30, 2019. The decrease in accumulated other comprehensive loss of $8.1 million can be mostly attributed to the increase in the fair market value of the securities portfolio. Also, treasury stock decreased $0.6 million, primarily due to the issuance of shares pursuant to the Corporation's employee benefit plans and the directors' stock compensation plans.

The total shareholders’ equity to total assets ratio was 10.15% at September 30, 2019 compared with 9.40% at December 31, 2018.  The tangible equity to tangible assets ratio was 9.00% at September 30, 2019 compared with 8.19% at December 31, 2018.  Book value per share increased to $37.35 at September 30, 2019 from $33.99 at December 31, 2018.

The Bank is subject to capital adequacy guidelines of the Federal Reserve which establish a framework for the classification of financial institutions into five categories: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.  As of September 30, 2019, the Bank’s capital ratios were in excess of those required to be considered well-capitalized under regulatory capital guidelines.

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

The Corporation is a member of the FHLBNY which allows it to access borrowings which enhance management's ability to satisfy future liquidity needs.  Based on available collateral and current advances outstanding, the Corporation was eligible to borrow up to a total of $154.2 million and $112.6 million at September 30, 2019 and December 31, 2018, respectively.  The Corporation also had a total of $58.0 million of unsecured lines of credit with five different financial institutions, all of which was available at September 30, 2019. The Corporation had a total of $28.0 million of unsecured lines of credit with four different financial institutions at December 31, 2018, all of which was available.

Consolidated Cash Flows Analysis

The table below summarizes the Corporation's cash flows for the periods indicated (in thousands):

CONSOLIDATED SUMMARY OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$21,808	$20,105
Net cash (used in) provided by investing activities	(9,273)	27,639
Net provided by financing activities	3,791	35,439
Net increase in cash and cash equivalents	$16,326	$83,183

Operating activities

The Corporation believes cash flows from operations, available cash balances and its ability to generate cash through short-term and long-term borrowings are sufficient to fund the Corporation’s operating liquidity needs.

Cash provided by operating activities in the first nine months of 2019 and 2018 predominantly resulted from net income after non-cash operating adjustments.

Investing activities

Cash used in investing activities during the first nine months of 2019 was predominantly a result of purchases of securities available for sale, offset by proceeds from sales, maturities, and principal paydowns on securities available for sale. Cash provided by investing activities during the first nine months of 2018 predominantly resulted from sales, calls, maturities, and principal collected in securities available for sale, offset by a net increase in loans.

Financing activities

Cash provided by financing activities during the first nine months of 2019 predominantly resulted from a net increase in deposits. Cash provided by financing activities during the first nine months of 2018 predominantly resulted from a net increase in deposits, offset by the maturity of one $10.0 million repurchase agreement and the repayment of FHLBNY overnight and long term advances.

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

As a result of the Regulatory Relief Act, the federal banking agencies adopted a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  The federal banking agencies have approved a Community Bank Leverage Ratio of 9.0%. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes.  A qualifying financial institution can elect to be subject to this new definition. The rule will take effect on January 1, 2020.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of September 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2019, the most recent notification from the Federal Reserve Bank of New York categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

The regulatory capital ratios as of September 30, 2019 and December 31, 2018 were calculated under Basel III rules.

The Corporation and the Bank’s capital ratios as of September 30, 2019 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$179,011	13.72%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$170,576	13.09%	$104,251	8.00%	$128,685	9.875%	$130,314	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$162,609	12.46%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$154,192	11.83%	$78,188	6.00%	$102,622	7.875%	$104,251	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$162,609	12.46%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$154,192	11.83%	$58,641	4.50%	$83,075	6.375%	$84,704	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$162,609	9.37%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$154,192	8.92%	$69,178	4.00%	N/A	N/A	$86,472	5.00%

The Corporation and the Bank’s capital ratios as of December 31, 2018 were as follows (in thousands, except ratio data):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Consolidated	$169,416	13.14%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$162,536	12.62%	$103,039	8.00%	$127,189	9.875%	$128,799	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,263	11.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	11.37%	$77,280	6.00%	$101,429	7.875%	$103,039	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,263	11.89%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	11.37%	$57,960	4.50%	$82,110	6.375%	$83,720	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$153,263	8.79%	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$146,401	8.41%	$69,598	4.00%	N/A	N/A	$86,998	5.00%

Dividend Restrictions

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements in the table above.  At September 30, 2019, the Bank could, without prior approval, declare dividends of approximately $25.7 million.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Corporation's financial performance is reported, refer to Note 1 - "Summary of Significant Accounting Policies" in Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates, and the section captioned "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2019	2019	2018	2018	2019	2018
NET INTEREST MARGIN - FULLY TAXABLE EQUIVALENT
Net interest income (GAAP)	$15,142	$15,101	$15,167	$15,484	$15,079	$45,410	$44,996
Fully taxable equivalent adjustment	101	104	100	105	99	305	315
Fully taxable equivalent net interest income (non-GAAP)	$15,243	$15,205	$15,267	$15,589	$15,178	$45,715	$45,311

Average interest-earning assets (GAAP)	$1,665,793	$1,654,156	$1,671,063	$1,680,269	$1,625,132	$1,664,188	$1,624,830

Net interest margin - fully taxable equivalent (non-GAAP)	3.63%	3.69%	3.71%	3.68%	3.71%	$—	$—

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

						As of the
	As of the Three Months Ended					Nine Months Ended
(in thousands, except ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2019	2019	2018	2018	2019	2018
EFFICIENCY RATIO
Net interest income (GAAP)	$15,142	$15,101	$15,167	$15,484	$15,079	$45,410	$44,996
Fully taxable equivalent adjustment	101	104	100	105	99	305	315
Fully taxable equivalent net interest income (non-GAAP)	$15,243	$15,205	$15,267	$15,589	$15,178	$45,715	$45,311

Non-interest income (GAAP)	$4,956	$5,086	$4,925	$4,893	$7,381	$14,967	$18,181
Less: changes in fair value of equity investments	—	—	—	—	(2,093)	—	(2,093)
Less: net (gains) losses on security transactions	—	(19)	—	—	—	(19)	—
Adjusted non-interest income (non-GAAP)	$4,956	$5,067	$4,925	$4,893	$5,288	$14,948	$16,088

Non-interest expense (GAAP)	$13,525	$13,823	$13,497	$14,205	$13,428	$40,845	$42,561
Less: amortization of intangible assets	(151)	(151)	(163)	(176)	(182)	(465)	(558)
Less: legal reserve	—	—	—	—	—	—	(989)
Adjusted non-interest expense (non-GAAP)	$13,374	$13,672	$13,334	$14,029	$13,246	$40,380	$41,014

Efficiency ratio (unadjusted)	67.30%	68.47%	67.18%	69.71%	59.79%	67.65%	67.37%
Efficiency ratio (adjusted)	66.21%	67.44%	66.04%	68.49%	64.72%	66.56%	66.80%

Tangible Equity and Tangible Assets (Period-End)

Tangible equity, tangible assets, and tangible book value per share are each non-GAAP financial measures. Tangible equity represents the Corporation’s stockholders’ equity, less goodwill and intangible assets.  Tangible assets represents the Corporation’s total assets, less goodwill and other intangible assets.  Tangible book value per share represents the Corporation’s tangible equity divided by common shares at period-end.  These measures are meaningful to the Corporation, as well as investors and analysts, in assessing the Corporation’s use of equity.

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2019	2019	2018	2018	2019	2018
TANGIBLE EQUITY AND TANGIBLE ASSETS
(PERIOD END)
Total shareholders' equity (GAAP)	$182,044	$178,387	$171,534	$165,029	$156,499	$182,044	$156,499
Less: intangible assets	(22,710)	(22,861)	(23,012)	(23,175)	(23,351)	(22,710)	(23,351)
Tangible equity (non-GAAP)	$159,334	$155,526	$148,522	$141,854	$133,148	$159,334	$133,148

Total assets (GAAP)	$1,793,643	$1,752,997	$1,769,572	$1,755,343	$1,753,864	$1,793,643	$1,753,864
Less: intangible assets	(22,710)	(22,861)	(23,012)	(23,175)	(23,351)	(22,710)	(23,351)
Tangible assets (non-GAAP)	$1,770,933	$1,730,136	$1,746,560	$1,732,168	$1,730,513	$1,770,933	$1,730,513

Total equity to total assets at end of period (GAAP)	10.15%	10.18%	9.69%	9.40%	8.92%	10.15%	8.92%
Book value per share (GAAP)	$37.35	$36.64	$35.27	$33.99	$32.35	$37.35	$32.35

Tangible equity to tangible assets at end of period (non-GAAP)	9.00%	8.99%	8.50%	8.19%	7.69%	9.00%	7.69%
Tangible book value per share (non-GAAP)	$32.69	$31.95	$30.54	$29.22	$27.53	$32.69	$27.53

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except ratio data)	2019	2019	2019	2018	2018	2019	2018
TANGIBLE EQUITY (AVERAGE)
Total average shareholders' equity (GAAP)	$180,896	$173,534	$167,385	$159,032	$154,331	$173,988	$152,026
Less: average intangible assets	(22,785)	(22,936)	(23,092)	(23,266)	(23,440)	(22,936)	(23,630)
Average tangible equity (non-GAAP)	$158,111	$150,598	$144,293	$135,766	$130,891	$151,052	$128,396

Return on average equity (GAAP)	4.29%	11.51%	10.83%	14.29%	17.81%	8.76%	12.22%
Return on average tangible equity (non-GAAP)	4.91%	13.27%	12.56%	16.74%	21.01%	10.09%	14.47%

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

						As of or for the
	As of or for the Three Months Ended					Nine Months Ended
(in thousands, except per share and ratio data)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2019	2019	2018	2018	2019	2018
NON-GAAP NET INCOME
Reported net income (GAAP)	$1,956	$4,981	$4,468	$5,730	$6,930	$11,405	$13,896
Net changes in fair value of investments (net of tax)	—	—	—	—	(1,559)	—	(1,559)
Net (gains) losses on security transactions (net of tax)	—	(14)	—	—	—	(14)	—
Legal reserve (net of tax)	—	—	—	—	—	—	737
Revaluation of net deferred tax asset	—	—	—	(445)	—	—	—
Non- GAAP net income	$1,956	$4,967	$4,468	$5,285	$5,371	$11,391	$13,074

Average basic and diluted shares outstanding	4,871	4,866	4,860	4,843	4,834	4,866	4,828

Reported basic and diluted earnings per share (GAAP)	$0.40	$1.02	$0.92	$1.18	$1.43	$2.34	$2.88
Reported return on average assets (GAAP)	0.44%	1.15%	1.03%	1.29%	1.61%	0.87%	1.09%
Reported return on average equity (GAAP)	4.29%	11.51%	10.83%	14.29%	17.81%	8.76%	12.22%

Non-GAAP basic and diluted earnings per share	$0.40	$1.02	$0.92	$1.09	$1.11	$2.34	$2.10
Non-GAAP return on average assets	0.44%	1.14%	1.03%	1.19%	1.25%	0.87%	1.03%
Non-GAAP return on average equity	4.29%	11.48%	10.83%	13.18%	13.81%	8.75%	11.50%

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

The Corporation’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.  The Corporation's ALCO has the strategic responsibility for setting the policy guidelines on acceptable exposure to interest rate risk.  These guidelines contain specific measures and limits regarding the risks, which are monitored on a regular basis.  The ALCO is made up of the President and Chief Executive Officer, the Chief Financial Officer and Treasurer, the Asset Liability Management Officer, and other officers representing key functions.

Interest rate risk is the risk that net interest income will fluctuate as a result of a change in interest rates.  It is the assumption of interest rate risk, along with credit risk, that drives the net interest margin of a financial institution. For that reason, the ALCO has established tolerance limits based upon a 200-basis point change in interest rates, with appropriate floors set for interest-bearing liabilities.  At September 30, 2019, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 13.13% and an immediate 200-basis point increase would positively impact the next 12 months net interest income by 9.41%.  Both are within the Corporation's policy guideline of 15%. Given the overall low level of current interest rates and the unlikely event of a 200-basis point decline at this time, management additionally modeled an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates. When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the next 12 months net interest income by 5.73% and an immediate 300-basis point increase would positively impact the next 12 months net interest income by 14.00%.

A related component of interest rate risk is the expectation that the market value of the Corporation’s equity account will fluctuate with changes in interest rates.  This component is a direct corollary to the earnings-impact component: an institution exposed to earnings erosion is also exposed to a decline in market value.  At September 30, 2019, it is estimated that an immediate 200-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 17.30%, above the Corporation's policy guidelines of 15%. An immediate 200-basis point increase in interest rates would positively impact the market value by 10.97%, which is within the Corporation’s policy guideline of 15%.  Management also modeled the impact to the market value of the Corporation’s capital with an immediate 100-basis point decline and an immediate 300-basis point increase in interest rates, based on the current interest rate environment.  When applied, it is estimated that an immediate 100-basis point decrease in interest rates would negatively impact the market value of the Corporation’s capital account by 7.39% and an immediate 300-basis point increase in interest rates would positively impact the market value by 15.59%.

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

The Corporation monitors its loan portfolio carefully. The Loan Committee of the Corporation's Board of Directors is designated to receive required loan reports, oversee loan policy, and approve loans above authorized individual and Senior Loan Committee lending limits.  The Senior Loan Committee, consisting of the President and Chief Executive Officer, Chief Financial Officer and Treasurer (non-voting member), Chief Risk Officer (non-voting member), Chief Credit Officer (non-voting member), Business Client Division Manager, Retail Client Division Manager, Retail Loan Manager, Senior Commercial Real Estate Lender, and Commercial Loan Managers, implements the Board-approved loan policy.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's management, with the participation of its Chief Executive Officer, who is the Corporation's principal executive officer, and its Chief Financial Officer and Treasurer, who is the Corporation's principal financial officer, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15 of the Exchange Act, as amended. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures are effective as of September 30, 2019.  In addition, there have been no changes in the Corporation’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the normal course of business, there are various outstanding claims and legal proceedings involving the Corporation or its subsidiaries.  As of September 30, 2019, we believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that could have a material adverse impact on our financial results or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 13, 2019.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/19-7/31/19	—	$—	—	121,906
8/1/19-8/31/19	—	—	—	121,906
9/1/19-9/30/19	—	—	—	121,906
Quarter ended 9/30/19	—	$—	—	121,906
(1) On December 19, 2012, the Corporation’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to 125,000 shares of the Corporation's outstanding common stock. Purchases may be made from time to time on the open market or in private negotiated transactions and will be at the discretion of management. For the three months ended September 30, 2019, no shares had been purchased under this plan. Since inception of the plan, a total of 3,094 shares have been purchased under the plan.

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

CHEMUNG FINANCIAL CORPORATION

DATED: November 6, 2019	By: /s/ Anders M. Tomson
Anders M. Tomson President and Chief Executive Officer (Principal Executive Officer)

DATED: November 6, 2019	By: /s/ Karl F. Krebs
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